Form 10-QT
period 1994-03-31
ENERGY SERVICE COMPANY INC
filed 1994-05-04
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1994


                                     OR


     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from [            ] to [             ]





     Commission File Number 1-8097

                        ENERGY SERVICE COMPANY, INC.
           (Exact name of registrant as specified in its charter)

                      DELAWARE                         76-0232579
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


                2700 Fountain Place
           1445 Ross Avenue, Dallas Texas              75202 - 2792
      (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:(214) 922-1500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
     Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days.     YES [X]    NO [ ]

     There were 224,066,380 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 3, 1994.



                 Page 1 of 17 sequentially numbered pages.

                        ENERGY SERVICE COMPANY, INC.

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1994



                                                                    PAGE
PART I - FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheet
                March 31, 1994 and December 31, 1993                  3

            Consolidated Statement of Operations
                Three Months Ended March 31, 1994 and 1993            4

            Consolidated Statement of Cash Flows
                Three Months Ended March 31, 1994 and 1993            5

            Notes to Consolidated Financial Statements              6 - 7


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8 - 16



SIGNATURE                                                             17

                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                                   MARCH 31,   DECEMBER 31,
                                                     1994          1993
                                                  (Unaudited)
ASSETS                                                 (In thousands)
CURRENT ASSETS
  Cash and Cash Equivalents.....................   $ 88,778      $128,060
  Accounts Receivable, net......................     49,289        51,232
  Inventory.....................................      3,531         3,350
  Net Assets of Discontinued Operations.........          -           399
  Prepaid Expenses and Other....................      9,578         9,950
        Total Current Assets....................    151,176       192,991

INVESTMENTS.....................................      8,520         8,276

PROPERTY AND EQUIPMENT, AT COST.................    652,725       580,730
  Less Accumulated Depreciation.................    136,423       124,713
        Property and Equipment, net.............    516,302       456,017

OTHER ASSETS
  Goodwill......................................     28,217        28,636
  Other.........................................      4,506         5,492
        Total Other Assets......................     32,723        34,128
                                                   $708,721      $691,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable..............................   $  4,721      $  3,448
  Accrued Liabilities...........................     38,615        35,240
  Current Maturities of Long-Term Debt..........     31,327        27,198
        Total Current Liabilities...............     74,663        65,886

LONG-TERM DEBT..................................    123,417       125,983

DEFERRED INCOME TAXES...........................     27,596        26,856

OTHER LIABILITIES...............................     17,477        17,785

PREFERRED STOCK
  $1.50 Cumulative Convertible Exchangeable
    Preferred Stock, $25.00 stated, liquidation
    and redemption value .......................     70,977        70,977

STOCKHOLDERS' EQUITY
  Common Stock, $.10 par value, 500.0 million
    shares authorized, 245.1 million and
    245.0 million shares issued.................     24,509        24,500
  Additional Paid-in Capital....................    520,978       520,775
  Accumulated Deficit, since January 1, 1984....    (96,361)     (106,693)
  Restricted Stock (Unearned Compensation)......     (5,362)       (5,614)
  Cumulative Translation Adjustment.............     (1,284)       (1,230)
  Treasury Stock at Cost, 21.0 million shares...    (47,889)      (47,813)
        Total Stockholders' Equity .............    394,591       383,925
                                                   $708,721      $691,412





The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1994          1993

OPERATING REVENUES...........................  $ 65,365      $ 51,837

OPERATING EXPENSES
  Operating Costs............................    35,740        37,731
  Depreciation and Amortization..............    12,702         9,711
  General and Administrative.................     2,151         3,133
                                                 50,593        50,575

OPERATING INCOME.............................    14,772         1,262

OTHER INCOME (EXPENSE)
  Interest Income............................     1,064           580
  Interest Expense...........................    (2,706)       (1,999)
  Income from Equity Affiliates, net.........       244             -
  Other, net.................................        36           246
                                                 (1,362)       (1,173)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....    13,410            89
PROVISION FOR INCOME TAXES...................     1,175         1,279

INCOME (LOSS) BEFORE MINORITY INTEREST.......    12,235        (1,190)
MINORITY INTEREST............................       838         1,136
INCOME (LOSS) FROM CONTINUING OPERATIONS.....    11,397        (2,326)
INCOME FROM DISCONTINUED OPERATIONS..........         -           240

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..........................    11,397        (2,086)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF MINORITY INTEREST.......................         -        (2,542)

NET INCOME (LOSS)............................    11,397        (4,628)

PREFERRED STOCK DIVIDEND REQUIREMENT.........     1,065         1,065

INCOME (LOSS) APPLICABLE TO COMMON STOCK.....  $ 10,332      $ (5,693)

INCOME (LOSS) PER COMMON SHARE
  Continuing Operations......................  $   0.05      $  (0.03)
  Discontinued Operations....................         -          0.00
  Cumulative Effect..........................         -         (0.02)
  Income (Loss)..............................  $   0.05      $  (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...   224,009       121,335

The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                               (In Thousands)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1994        1993
OPERATING ACTIVITIES
  Net Income (Loss).................................  $ 11,397   $ (4,628)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by Operating Activities:
       Net Cash Provided by Discontinued Operations.         -        423
       Depreciation and Amortization................    12,702      3,901
       Provision for Deferred Income Taxes..........       740        305
       Amortization of Debt Discount and
         Other Assets...............................       694        472
       Provision for Compensatory Stock Grants......       252        245
       Losses or Undistributed Income from Equity
         Affiliates.................................      (244)      (376)
       Cumulative Effect of Change in Accounting
         Principle..................................         -      2,542
       Other Adjustments............................       (57)      (278)
       Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable............     1,943      4,548
         Increase in Inventory......................      (181)      (449)
         (Increase) Decrease in Prepaid Expenses and
           Other....................................       326       (330)
         Increase (Decrease) in Accounts Payable and
           Accrued Liabilities......................     4,060     (2,289)
             Net Cash Provided By
               Operating Activities.................    31,632      4,086

INVESTING ACTIVITIES
  Additions to Property and Equipment...............   (73,174)   (16,628)
  Net Proceeds from Sales of Discontinued
    Operations......................................       399        845
  Proceeds from Disposition of Assets...............       690        166
  Property and Equipment Additions Related to
    Discontinued Operations.........................         -        (13)
  Other.............................................       472     (1,247)
      Net Cash Used by Investing Activities.........   (71,613)   (16,877)

FINANCING ACTIVITIES
  Long-Term Borrowings..............................    10,448     16,301
  Reduction of Long-Term Borrowings.................    (8,876)    (1,403)
  Exercise of Stock Options.........................       192          -
  Preferred Stock Dividends.........................    (1,065)    (1,065)
    Net Cash Provided By Financing Activities.......       699     13,833

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....   (39,282)     1,042

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   128,060     25,503

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 88,778   $ 26,545

 The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein have been prepared by Energy Service Company, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the results of operations for the interim periods presented.

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the income from continuing operations of Penrod in its consolidated results of operations beginning January 1, 1993 and has presented the preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the acquisition as "Minority Interest" in calculating the Company's net income for the three months ended March 31, 1993.

The Company's consolidated statement of cash flows for the three months ended March 31, 1993 does not include the cash provided by operating activities of Penrod or the cash flows from investing and financing activities of Penrod.

Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1993 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


Note 2 - Acquisitions

On February 14, 1994, the Company purchased two jackup rigs located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller for an initial twelve month period, with the seller having the option to extend the charter for an additional twelve months under the same terms as the original agreement. The purchase price consisted of $50.0 million paid at closing and an additional $6.0 million to be credited against the bareboat charter payments during the last four months of the initial twelve month bareboat charter agreement.


Note 3 - Debt

In December 1993, a subsidiary of the Company entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of four barge drilling rigs to be completed in 1994. As of March 31, 1994, the subsidiary had borrowed $13.8 million under the financing arrangement. The construction loans carry a floating interest rate, which was 5.19% at March 31, 1994. The construction loans are secured by the four barge drilling rigs under construction, which had a combined net book value of $22.8 million at March 31, 1994. Upon completion of construction of the barge drilling rigs, the interim construction loans are expected to be repaid from the proceeds of separate secured term loans made by the Japanese corporation to a subsidiary of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). Each loan is expected to be secured by a specific barge drilling rig and the related charter contract. The aggregate amount of the secured term loans is anticipated to be approximately $78.0 million upon completion. The interest rate on the secured term loans will be fixed when the rigs are placed into service. Upon completion of construction the secured term loans are expected to be without recourse to the Company.

In March 1994, the Company redeemed its convertible subordinated debentures
consisting  of   $5.1  million   principal  amount  of   8.25%  convertible
subordinated debentures which were originally due July 1, 1995.


Note 4 - Stockholders' Equity

In February 1994, the Board of Directors authorized the Company to seek approval of a one-for-four reverse stock split at its Annual Meeting of Stockholders scheduled for May 24, 1994.


Note 5 - Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1994 includes a provision for U.S. alternative minimum taxes and provisions for deferred foreign taxes, primarily for operations in Venezuela and the United Kingdom. No provision for regular U.S. federal income taxes has been recorded for the three months ended March 31, 1994 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At March 31, 1994, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $334.8 million, $199.9 million, and $3.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The Company conducts its business in three primary operating segments serving the oil and gas industry: contract drilling, marine transportation, and technical services. The demand for services provided by the Company and, thus, the operating results of the Company are significantly affected by worldwide expenditures of the energy industry for oil and gas drilling, particularly in the Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activities have been generally depressed since the early 1980's when a sharp decline in oil and natural gas prices led to reduced exploration and development activities. Generally, oil and gas companies' expenditures for exploration and development have not substantially increased since the early 1980's due to the continuing depressed level, as well as volatility, of oil and natural gas prices. The general increase in oil and natural gas prices in the second half of 1992 resulted in increased exploration and development activity, particularly in the Gulf of Mexico, which continued throughout 1993. This increased activity resulted in higher average day rates and utilization levels being achieved throughout 1993 which caused the Company's revenues and operating margins to improve. However, exploration and development activity has declined modestly in the first three months of 1994 from the levels prevalent in the last three months of 1993. Based on current conditions and outlook for the remainder of 1994, the Company anticipates that its results of operations for the first half of 1994 will be comparable with the results achieved in the second half of 1993, with a slight decline in the second half of 1994 as compared to the second half of 1993.

Offshore rig and oilfield supply vessel industry utilization for the three months ended March 31, 1994 and 1993 is summarized below:

                                                INDUSTRY WIDE AVERAGES *
                                                      1994     1993
            Offshore Rigs
                 Gulf of Mexico:
                      All Rigs:
                           Rigs Under Contract        126      105
                           Total Rigs Available       167      146
                           % Utilization              75.4%    71.9%

                      Jackup Rigs:
                           Rigs Under Contract        99       85
                           Total Rigs Available       127      112
                           % Utilization              78.0%    75.9%

                 Worldwide:
                      All Rigs:
                           Rigs Under Contract        543      536
                           Total Rigs Available       658      671
                           % Utilization              82.5%    79.9%

                      Jackup Rigs:
                           Rigs Under Contract        326      328
                           Total Rigs Available       391      395
                           % Utilization              83.4%    83.0%

                                                 INDUSTRY WIDE AVERAGES *
                                                      1994     1993
     Oilfield Supply Vessels:
          Gulf of Mexico:
               Vessels Under Contract                 220      190
               Total Vessels Available                249      242
               % Utilization                          88.4%    78.5%

            *   Industry   utilization    based   on    data
                published by Offshore Data Services, Inc.

Worldwide  utilization   for  oilfield   supply  vessels  is   not  readily
obtainable. The demand for oilfield supply vessels is closely related to the level of drilling activity, particularly in the Gulf of Mexico.

RESULTS OF OPERATIONS

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the operating results of Penrod in its consolidated results of operations beginning January 1, 1993. The preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the acquisition has been deducted as "Minority Interest" in calculating the Company's net income for the three months ended March 31, 1993.

The following analysis highlights the Company's operating results for the three months ended March 31, 1994 and 1993 (in thousands).

                                                    1994        1993
    Operating Results
        Operating Revenues                        $ 65,365    $ 51,837
        Operating Margin                            29,625      14,106
        Operating Income                            14,772       1,262
        Other Expense, Net                          (1,362)     (1,173)
        Provision for Income Tax                    (1,175)     (1,279)
        Minority Interest                             (838)     (1,136)
        Income (Loss) from Continuing
             Operations                             11,397      (2,326)
        Income from Discontinued Operations              -         240
        Cumulative Effect of Accounting Change,
             Net of Minority Interest                    -      (2,542)
        Net Income (Loss)                           11,397      (4,628)
        Preferred Stock Dividend Requirements        1,065       1,065
        Income (Loss) Applicable to Common
             Stock                                  10,332      (5,693)

    Operating Revenues
        Contract Drilling                         $ 52,015    $ 40,281
        Marine Transportation                        8,504       7,577
        Technical Services                           4,846       3,979
             Total                                $ 65,365    $ 51,837

    Operating Margin
        Contract Drilling                         $ 24,719    $ 12,526
        Marine Transportation                        3,104       1,110
        Technical Services                           1,802         470
             Total                                $ 29,625    $ 14,106




The Company's consolidated revenues and operating margins (defined as operating revenues less operating expenses, exclusive of depreciation and general and administrative expenses) for the first three months of 1994 increased substantially, as shown in the above table, compared to the same period in 1993. The 1994 increase is primarily attributable to higher day rates for the Company's contract drilling and marine transportation segments and increased activity in the Company's technical services segment.

The Company reported a significant increase in operating income to $14.8 million for the first three months of 1994 compared to $1.3 million in the same period in 1993. The increase in operating income was primarily attributable to the reasons stated above with respect to the increases in revenues and operating margin over the prior year period and was also positively impacted by a reduction in general and administrative costs of $1.0 million from the prior year period. Operating income was negatively impacted by additional depreciation and amortization being recorded in the first three months of 1994 as compared to the same period in 1993 related to the depreciation on the four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on the two jackup rigs acquired in mid-February 1994, as well as increased depreciation and amortization of the additional value assigned to the assets acquired in the Penrod Acquisition resulting from the application of purchase accounting.

Contract Drilling Operations

Certain financial information regarding the Company's contract drilling operations for the three months ended March 31, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                                                    1994        1993
        Revenues
           Jackup Rigs:
              United States                       $ 26,756    $ 17,965
              International                          9,511      13,914
                                                    36,267      31,879
           Barge Drilling Rigs - Venezuela           9,303       2,836
              Total Offshore Rigs                   45,570      34,715
           Land Rigs:
              United States                          5,595       4,181
              International                            850       1,385
              Total Land Rigs                        6,445       5,566
           Total                                  $ 52,015    $ 40,281

        Operating Margin
           Jackup Rigs:
              United States                       $ 13,597    $  6,182
              International                          4,072       4,395
                                                    17,669      10,577
           Barge Drilling Rigs - Venezuela           6,355       1,654
              Total Offshore Rigs                   24,024      12,231
           Land Rigs:
              United States                            869         403
              International                           (174)      (108)
              Total Land Rigs                          695         295
          Total                                   $ 24,719    $ 12,526




        Utilization Rates
           Jackup Rigs:
              United States                          81.9%       99.4%
              International                          67.7%       67.0%
                                                     77.8%       85.6%
           Barge Drilling Rigs - Venezuela          100.0%      100.0%
              Total Offshore Rigs                    82.7%       86.9%
           Land Rigs: *
              United States                          88.0%       87.0%
              International                           9.2%       35.0%
              Total Land Rigs                        65.5%       72.1%
          Total                                      76.8%       81.4%

        Average Day Rates
           Jackup Rigs:
              United States                       $ 24,214    $ 16,712
              International                         25,321      25,611
                                                  $ 24,489    $ 19,701
           Barge Drilling Rigs - Venezuela        $ 15,815    $ 11,075
           Land Rigs: *
              United States                       $  6,223    $  5,342
              International                         15,741       9,951
              Total Land Rigs                     $  6,604    $  6,659

       *    Excludes land rigs that are not being marketed.

Revenues and operating margins for the Company's jackup rigs operating in the U.S. increased substantially for the three months ended March 31, 1994 compared to the same period in the prior year primarily due to improved market conditions in the Gulf of Mexico and to the relocation of three additional rigs to the Gulf of Mexico in the second, third and fourth quarters of 1993. For the three months ended March 31, 1994, average day rates for the Company's rigs in the Gulf of Mexico increased by 44.9% with results offset partially by a 17.6% decrease in utilization from the prior year's same period. The decreased utilization was partially attributable to two of the Company's Gulf of Mexico jackup rigs being upgraded in the first three months of 1994. Both of the upgraded rigs are now under contract with a major oil company in the Gulf of Mexico. The Company's Gulf of Mexico rigs generally operate under relatively short-term agreements with contract durations normally not exceeding six months. Day rates on new rig contracts in the Gulf of Mexico softened over the course of the first three months of 1994 and it is anticipated that average day rates for the Company's Gulf of Mexico rigs will be slightly lower during the second quarter of 1994.

Revenues and operating margins for the Company's international jackup rigs for the three months ended March 31, 1994 decreased by 31.6% and 7.3%, respectively, from the prior year's same period. The revenue and operating margin decreases are attributable to the mobilization in the second, third and fourth quarters of 1993 of three of the Company's rigs located in the North Sea to the Gulf of Mexico, which rigs were included in the international jackup rig results for the three months ended March 31, 1993. The revenue and operating margin decreases were offset partially by the addition of the two rigs acquired in mid-February 1994 which contributed approximately $1.8 million to the operating margin for the first three months of 1994.

The  Company's barge  drilling  rigs are  all  located on  Lake  Maracaibo,

Venezuela. Revenues and operating margins from the Company's barges in Venezuela improved substantially for the first three months of 1994 compared to the same period of 1993 primarily due to the addition of four new barge drilling rigs which operate under separate five-year contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company. Two of the barge drilling rigs commenced drilling operations in March and May 1993 with the other two barges commencing operations in June 1993. The Company has entered into contracts with Lagoven for four new barge drilling rigs which are expected to operate on Lake Maracaibo, Venezuela pursuant to five year firm contracts. The first barge is scheduled to commence operations by July 1994, with the other three barges following in approximately one month intervals thereafter.

Revenues and operating margins for the land rig operations for the three months ended March 31, 1994 increased by $879,000 and $400,000, respectively, from the prior year's same period. The increases are primarily attributable to increased day rates and utilization of the Company's U.S. land rigs, offset in part by decreased utilization of the Company's international land rigs.

Marine Transportation Operations

Certain financial information regarding the Company's marine transportation operations for the three months ended March 31, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                                          1994          1993
             Revenues
                United States           $  8,113      $  6,122
                International                391         1,455
                   Total                $  8,504      $  7,577

             Operating Margin
                United States           $  3,105      $  1,718
                International                 (1)         (608)
                   Total                $  3,104      $  1,110

             Utilization Rates
                United States              72.6%         82.9%
                International              32.3%         35.7%
                   Total                   72.2%         73.4%

             Average Day Rates
                United States           $  3,485      $  2,370
                International             11,795         5,664
                   Total                $  3,521      $  2,695

The Company's marine transportation division currently operates 40 vessels of which 36 are owned by the Company and four are leased under long-term agreements.

The Company's marine transportation revenue increased 12.2% for the three months ended March 31, 1994, compared to the same period in 1993, with an increase in operating margin of 179.6% from the same period in 1993. The increases are primarily attributable to the increase in day rates from the prior year period, offset in part by reduced utilization rates.

Drilling activity steadily increased in the Gulf of Mexico during 1993, causing utilization and day rates for the Company's marine transportation vessels to increase throughout 1993. However, day rates on new contracts in the Gulf of Mexico softened over the course of the first three months of 1994 and it is anticipated that average day rates will be slightly lower in the second quarter of 1994.

During most of 1993 the Company operated two vessels offshore Brazil. One vessel returned to the Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the Gulf of Mexico in February 1994.

Technical Services Operations

Certain financial and operational information regarding the Company's technical services operations for the three months ended March 31, 1994 and 1993 is summarized below (dollars in thousands):

                                               1994         1993

       Revenues                              $  4,846     $  3,979

       Operating margin                      $  1,802     $    470

       Operating statistics:
          Jobs:
             Horizontal wells drilled              26           29
             MWD wells serviced                    48           19
             Wireline services                      3            6
                Total                              77           54

          Average days per job:
             Horizontal wells                    22.0         19.2
             MWD wells                           12.7         14.1
             Wireline services                   18.3         16.8
                Total                            16.1         17.1

          Average revenue per job:
             Horizontal wells                $  105.0     $  102.8
             MWD wells                           41.4         43.8
             Wireline services                   42.0         27.5
                Total                        $   62.9     $   73.7

The Company's technical services operations primarily serve the horizontal drilling business. Horizontal drilling activity in the Austin Chalk trend of Texas, where the Company's technical services activities are concentrated, improved in the first three months of 1994 from the levels achieved in the same period of 1993. Average job margins in the first three months of 1994 also improved as a result of the increased demand for the Company's services coupled with the results of cost cutting programs implemented in the latter part of 1992 and continuing into 1993. The Company will primarily focus on opportunities in the U.S. and Canada for its technical services segment in 1994.

Depreciation and Amortization

Depreciation and Amortization expense for the first three months of 1994 increased by $3.0 million compared to the same period in 1993. The increase is primarily attributable to depreciation on the four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on the two jackup rigs acquired in mid-February 1994, as well as increased depreciation and amortization related to the step-up in basis of the assets acquired in the Penrod Acquisition.

General and Administrative

General and Administrative expense for the first three months of 1994 decreased by $1.0 million compared to the same period in 1993. The decrease is primarily attributable to the consolidation of Penrod's general and administrative functions with the Company's in 1993 following the Penrod Acquisition.

Interest Income

Interest income increased in the first three months of 1994 by $484,000, or 83.4%, compared to the same period in 1993 due to higher average cash levels which were partially offset by lower interest rates.

Interest Expense

Interest expense increased in the first three months of 1994 by $707,000, or 35.4%, compared to the same period in 1993 due to a higher average level of debt outstanding which was partially offset by lower average interest rates.

Income from Equity Affiliates, net

Income from Equity Affiliates, net for the first three months of 1994 consists of the Company's 50% share of the earnings (loss) of a Mexican joint venture formed in June 1993 to operate a jackup rig in the Gulf of Mexico and a joint venture in Singapore formed in August 1993 to operate marine vessels in Southeast Asia.

Other, Net

Other, net for the three months ended March 31, 1994 consists primarily of net gains on the sale of equipment and net gains related to equipment lost downhole for which the customer reimbursement exceeded the net book value of the equipment lost, offset by foreign currency translation losses.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.2 million and $1.3 million for the three months ended March 31, 1994 and 1993, respectively. The 1994 provision includes U.S. alternative minimum taxes and deferred foreign taxes primarily related to the Company's operations in Venezuela and the United Kingdom. The provision for the three months ended March 31, 1993 primarily related to deferred foreign taxes in Venezuela and the United Kingdom.

At March 31, 1994, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $334.8 million, $199.9 million, and $3.6 million, respectively.

Minority Interest

Minority Interest for the first three months of 1994 decreased by $298,000 compared to the same period in 1993. The minority interest charge for the first three months of 1994 relates to the minority shareholder's interest in the net income of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). The first three months of 1993 charge includes the minority shareholders interest in the net income of Caribbean of $94,000 and $1.0 million for the preacquisition earnings related to the 63.7% of Penrod which the Company did not own prior to the Penrod Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of cash flows for the three months ended March 31, 1993 does not include the cash provided by operating activities of Penrod nor the cash flows from investing and financing activities of Penrod.

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1994 and 1993 are as follows (in thousands):

                                          1994       1993

          Cash Flow from Operations     $ 31,632   $  4,086
          Capital Expenditures            73,174     16,628

Cash flow from operations increased $27.5 million in the first three months of 1994 compared to the same period in 1993. The improved cash flow is primarily a result of improved operations and the contribution from the cash flow of Penrod's operations.

The Company's capital expenditures for the three months ended March 31, 1994 consisted principally of $55.7 million for the purchase of the two jackup rigs located in the North Sea, $11.7 million for the new barge drilling rigs currently under construction for delivery to Venezuela in 1994, $5.3 million for contract drilling equipment, $259,000 for equipment used in the Company's technical services operations and $148,000 for other equipment primarily for marine transportation vessels. Management anticipates that capital expenditures in 1994 will total approximately $37.4 million for existing operations, $64.2 million towards the construction of barge drilling rigs and $55.7 million for the purchase of the two jackup rigs located in the North Sea.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios at March 31, 1994 and December 31, 1993 are summarized below (in thousands, except percentages):
                                             1994       1993

          Long-term Debt                   $123,417   $125,983
          Total Capital                     588,985    580,885
          Long-term Debt to Total Capital     21.0%      21.7%

In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures which were originally due July 1, 1995. The Company's cash reserves were used to redeem the convertible subordinated debentures.

In November 1993, Caribbean signed four separate five-year contracts with Lagoven, a subsidiary of the Venezuelan national oil company, to operate four barge drilling rigs on Lake Maracaibo in Venezuela. The first of the four barge drilling rigs is expected to commence operations by July 1994, with the other three barges following in approximately one month intervals thereafter. In December 1993, a subsidiary of Caribbean entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of the four barge drilling rigs to be completed in 1994. As of March 31, 1994, the subsidiary had borrowed $13.8 million under the financing arrangement. The construction loans carry a floating interest rate, which was 5.19% at March 31, 1994. The construction loans are secured by the four barge drilling rigs under construction, which had a combined net book value of $22.8 million at March 31, 1994. Upon completion of construction, the construction loans are expected to be repaid from the proceeds of separate secured term loans made by the Japanese corporation to a subsidiary of Caribbean. Each loan is expected to be secured by a specific barge drilling rig and the related charter contract. The aggregate amount of the secured term loans is anticipated to be approximately $78.0 million upon completion. The interest rate on the secured term loans will be fixed when the rigs are placed into service. Upon completion of construction the secured term loans are expected to be without recourse to the Company. Under the terms of the Lagoven contracts, the barges will earn day rates which the Company believes will be sufficient to fully amortize the loans.

In December 1993, a subsidiary of the Company entered into a $100.0 million loan arrangement with a group of international banks. The facility consists of a $60.0 million secured term loan and a $40.0 million revolving line of credit. Proceeds of the secured term loan were used to repay a revolving credit agreement and existing term loans of Penrod. The revolver will be reduced semi-annually by $1.0 million over five years with the final $30.0 million line expiring at the end of the five year term. The facility carries a floating interest rate, which was 5.94% at March 31, 1994. The revolver portion of the facility was undrawn at March 31, 1994.

The Company's liquidity position at March 31, 1994 and December 31, 1993 is summarized in the table below (in thousands, except ratios):

                                               1994         1993
                 Cash                        $ 88,778     $128,060
                 Working Capital               76,513      127,105
                 Current Ratio                  2.0           2.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facilities and the Company's working capital should be sufficient to fund the Company's debt and preferred stock dividend requirements and to fund the capital additions of the Company for the next twelve months.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       ENERGY SERVICE COMPANY, INC.




Date:  [   May 4, 1994    ]            [   /s/  H. E. Malone     ]
                                       H. E. Malone, Corporate Controller
                                       and Chief Accounting Officer