Form 10-QT
period 1994-06-30
ENERGY SERVICE COMPANY INC
filed 1994-08-05
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994


                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from [              ]to [              ]





Commission File Number 1-8097

                        ENERGY SERVICE COMPANY, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                         76-0232579
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)


           2700 Fountain Place
      1445 Ross Avenue, Dallas Texas              75202 - 2792
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (214) 922-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   YES [ X ] NO [   ]

There were 56,142,992 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 4, 1994.


                 Page 1 of 22 sequentially numbered pages.

                          ENERGY SERVICE COMPANY, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1994



                                                                         PAGE
PART I - FINANCIAL INFORMATION


            ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Balance Sheet
                     June 30, 1994 and December 31, 1993                  3

                 Consolidated Statement of Operations
                     Three Months Ended June 30, 1994 and 1993            4

                 Consolidated Statement of Operations
                     Six Months Ended June 30, 1994 and 1993              5

                 Consolidated Statement of Cash Flows
                     Six Months Ended June 30, 1994 and 1993              6

                 Notes to Consolidated Financial Statements             7 - 9


            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10 - 20

PART II - OTHER INFORMATION

            ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                             21

            ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    21


SIGNATURE                                                                 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                   JUNE 30,     DECEMBER 31,
                                                     1994          1993
                                                  (Unaudited)
ASSETS                                                 (In thousands)
CURRENT ASSETS
  Cash and Cash Equivalents.....................   $108,959      $128,060
  Accounts Receivable, net......................     51,709        51,232
  Inventory.....................................      3,504         3,350
  Net Assets of Discontinued Operations.........          -           399
  Prepaid Expenses and Other....................      6,705         9,950
        Total Current Assets....................    170,877       192,991

INVESTMENTS.....................................      8,583         8,276

PROPERTY AND EQUIPMENT, AT COST.................    652,593       580,730
  Less Accumulated Depreciation.................    130,244       124,713
        Property and Equipment, net.............    522,349       456,017

OTHER ASSETS
  Goodwill......................................     27,883        28,636
  Other.........................................      6,211         5,492
        Total Other Assets......................     34,094        34,128
                                                   $735,903      $691,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable..............................   $  7,259      $  3,448
  Accrued Liabilities...........................     37,234        35,240
  Current Maturities of Long-Term Debt..........     34,632        27,198
        Total Current Liabilities...............     79,125        65,886

LONG-TERM DEBT..................................    135,905       125,983

DEFERRED INCOME TAXES...........................     28,209        26,856

OTHER LIABILITIES...............................     17,044        17,785

PREFERRED STOCK
  $1.50 Cumulative Convertible Exchangeable
    Preferred Stock, $25.00 stated, liquidation
    and redemption value .......................     70,977        70,977

STOCKHOLDERS' EQUITY
  Common Stock, $.10 par value, 125.0 million
    and 500.0 million shares authorized, 61.5
    million and 245.0 million shares issued.....      6,152        24,500
  Additional Paid-in Capital....................    542,305       520,775




  Accumulated Deficit, since January 1, 1984....    (86,891)     (106,693)
  Restricted Stock (Unearned Compensation)......     (6,048)       (5,614)
  Cumulative Translation Adjustment.............     (1,134)       (1,230)
  Treasury Stock at Cost, 5.4 million and
    21.0 million shares.........................    (49,741)      (47,813)
        Total Stockholders' Equity .............    404,643       383,925
                                                   $735,903      $691,412


The accompanying notes are an integral part of these financial statements.

                  ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                 1994          1993
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $ 67,075      $ 58,266

OPERATING EXPENSES
  Operating Costs............................    36,947        37,127
  Depreciation and Amortization..............    13,495        10,271
  General and Administrative.................     2,342         3,350
                                                 52,784        50,748

OPERATING INCOME.............................    14,291         7,518

OTHER INCOME (EXPENSE)
  Interest Income............................       932           626
  Interest Expense...........................    (2,609)       (2,370)
  Income from Equity Affiliates, net.........        28           127
  Other, net.................................      (415)           33
                                                 (2,064)       (1,584)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    12,227         5,934
PROVISION FOR INCOME TAXES...................     1,047         2,345

INCOME BEFORE MINORITY INTEREST..............    11,180         3,589
MINORITY INTEREST............................       645         2,177
INCOME FROM CONTINUING OPERATIONS............    10,535         1,412
INCOME FROM DISCONTINUED OPERATIONS..........         -         2,913

NET INCOME ..................................    10,535         4,325

PREFERRED STOCK DIVIDEND REQUIREMENT.........     1,065         1,065

INCOME APPLICABLE TO COMMON STOCK............  $  9,470      $  3,260

INCOME PER COMMON SHARE
  Continuing Operations......................  $   0.17      $   0.01
  Discontinued Operations....................         -          0.10
  Income Per Common Share....................  $   0.17      $   0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    56,044        30,348


The accompanying notes are an integral part of these financial statements.

                  ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                 1994          1993
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $132,440      $110,103

OPERATING EXPENSES
  Operating Costs............................    72,687        74,858
  Depreciation and Amortization..............    26,197        19,982
  General and Administrative.................     4,493         6,483
                                                103,377       101,323

OPERATING INCOME.............................    29,063         8,780

OTHER INCOME (EXPENSE)
  Interest Income............................     1,996         1,197
  Interest Expense...........................    (5,315)       (4,371)
  Income from Equity Affiliates, net.........       272           128
  Other, net.................................      (379)          289
                                                 (3,426)       (2,757)
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....    25,637         6,023
PROVISION FOR INCOME TAXES...................     2,222         3,624

INCOME BEFORE MINORITY INTEREST..............    23,415         2,399
MINORITY INTEREST............................     1,483         3,313
INCOME (LOSS) FROM CONTINUING OPERATIONS.....    21,932          (914)
INCOME FROM DISCONTINUED OPERATIONS..........         -         3,153

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..........................    21,932         2,239
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF MINORITY INTEREST.......................         -        (2,542)

NET INCOME (LOSS)............................    21,932          (303)

PREFERRED STOCK DIVIDEND REQUIREMENT.........     2,130         2,130

INCOME (LOSS) APPLICABLE TO COMMON STOCK.....  $ 19,802      $ (2,433)

INCOME (LOSS) PER COMMON SHARE
  Continuing Operations......................  $   0.35      $  (0.10)
  Discontinued Operations....................         -          0.10
  Cumulative Effect..........................         -         (0.08)
  Income (Loss) Per Common Share.............  $   0.35      $  (0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    56,023        30,341


The accompanying notes are an integral part of these financial statements.

                  ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        1994        1993
                                                         (In thousands)
OPERATING ACTIVITIES
  Net Income (Loss).................................  $ 21,932   $   (303)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by Operating Activities:
       Net Cash Provided by Discontinued Operations.         -      5,686
       Depreciation and Amortization................    26,197      8,348
       Provision for Deferred Income Taxes..........     1,353        938
       Amortization of Debt Discount and
         Other Assets...............................     1,359        934
       Provision for Compensatory Stock Grants......       507        489
       Losses or Undistributed Income from Equity
         Affiliates.................................      (272)    (1,333)
       Cumulative Effect of Change in Accounting
         Principle..................................         -      2,542
       Other Adjustments............................       846        268
       Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable............     2,988     16,021
         Increase in Inventory......................      (154)      (538)
         Decrease in Prepaid Expenses and
           Other....................................     5,190        317
         Increase (Decrease) in Accounts Payable and
           Accrued Liabilities......................     4,068     (4,413)
             Net Cash Provided By
               Operating Activities.................    64,014     28,956

INVESTING ACTIVITIES
  Additions to Property and Equipment...............  (109,310)   (66,926)
  Net Proceeds from Sales of Discontinued
    Operations......................................       399          -
  Proceeds from Disposition of Assets...............    12,025        829
  Other.............................................    (1,840)    (1,763)
      Net Cash Used by Investing Activities.........   (98,726)   (67,860)

FINANCING ACTIVITIES
  Long-Term Borrowings..............................    30,040     70,749
  Reduction of Long-Term Borrowings.................   (12,675)    (8,277)
  Exercise of Stock Options.........................       376        376
  Preferred Stock Dividends.........................    (2,130)    (2,130)
    Net Cash Provided By Financing Activities.......    15,611     60,718

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....   (19,101)    21,814

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   128,060     25,503

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $108,959   $ 47,317

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

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the income from continuing operations of Penrod in its consolidated results of operations beginning January 1, 1993 and has presented the preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the Penrod Acquisition as "Minority Interest" in calculating the Company's net income for the three and six months ended June 30, 1993.

The Company's consolidated statement of cash flows for the six months ended June 30, 1993 does not include the cash provided by operating activities of Penrod or the cash flows from investing and financing activities of Penrod.

Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1993 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


Note 2 - Acquisition

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


Note 3 - Disposition

On June 30, 1994, the Company completed the sale of its United States land rig operations consisting of twelve land rigs and related equipment and pipe, as well as an office building and yard, to an unrelated third party. The total purchase price was approximately $15.5 million consisting of cash, a promissory note and receivables. Included under the caption "Other, net" in the consolidated statement of operations is a loss on the sale of $201,000. Revenues for the United States land rig operations for the three and six months ended June 30, 1994 were $3.9 million and $9.5 million, respectively, and $4.7 million and $8.8 million for the three and six months ended June 30, 1993, respectively.


Note 4 - Debt

In December 1993, a subsidiary of the Company entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of four barge drilling rigs to be completed in 1994. As of June 30, 1994, the Company's subsidiary had borrowed $33.4 million under the financing arrangement. The construction loans carry a floating interest rate, which was 5.88% at June 30, 1994. The construction loans are secured by the four barge drilling rigs under construction, which had a combined net book value of $51.2 million at June 30, 1994. Upon completion of construction of the barge drilling rigs, the interim construction loans are expected to be repaid from the proceeds of separate secured term loans made by the Japanese corporation to a subsidiary of ENSCO Drilling (Caribbean), Inc. The financing agreement provides that each loan is to be secured by a specific barge drilling rig and the related charter contract. The aggregate amount of the secured term loans is anticipated to be approximately $78.0 million upon completion. The interest rate on the secured term loans will be fixed within four months of when the rigs are placed into service. The financing agreement provides that upon completion of construction the secured term loans will be without recourse to the Company.

In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures which were originally due July 1, 1995.


Note 5 - Stockholders' Equity

At the Company's Annual Meeting of Stockholders held on May 24, 1994, the stockholders approved a one share for four shares reverse stock split ("reverse stock split") of the Company's common stock. The reverse stock split was effective June 1, 1994. Accordingly, all weighted average share and per share amounts have been restated for both 1993 and 1994 to reflect the reverse stock split. In connection with the reverse stock split, the aggregate par value of the common stock was reduced and additional paid-in capital was increased to reflect the decreased aggregate par value of the common stock outstanding subsequent to the reverse stock split.


Note 6 - Provision for Income Taxes

The income tax provisions for the three and six months ended June 30, 1994 include provisions for U.S. alternative minimum taxes and for deferred foreign taxes, primarily for operations in Venezuela and the United Kingdom. No provision for regular U.S. federal income taxes has been recorded for the three and six months ended June 30, 1994 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At June 30, 1994, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $302.6 million, $189.8 million, and $3.6 million, respectively.


Note 7 - Subsequent Event

On July 22, 1994, the Company announced that it will redeem the 2,839,100 outstanding shares of the Company's $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock") on August 26, 1994. The redemption price for the $1.50 Preferred Stock is $25.60 per share plus accrued dividends of $.175 to the date of redemption. Holders of the $1.50 Preferred Stock may elect to convert each share of the $1.50 Preferred Stock into approximately
1.786 shares of the Company's common stock, based upon the $25.00 liquidation preference and the $14.00 conversion price per share of the $1.50 Preferred Stock.

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

A general increase in U.S. natural gas prices in the second half of 1992 resulted in increased exploration and development activity, particularly in the Gulf of Mexico, which continued throughout 1993. This increased activity resulted in higher average day rates and utilization levels for offshore rigs in the Gulf of Mexico throughout 1993, which caused the Company's revenues and operating margins to improve. However, oil prices declined in late 1993 causing a number of competitor's rigs to be mobilized to the Gulf of Mexico. This increase in the supply of drilling rigs resulted in reduced average day rates for the Company's Gulf of Mexico rigs over the course of 1994.

Offshore rig and oilfield supply vessel industry utilization for the three and six months ended June 30, 1994 and 1993 is summarized below:

                                                  INDUSTRY WIDE AVERAGES (1)
                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                              1994     1993       1994     1993
Offshore Rigs
     Gulf of Mexico:
          All Rigs:
               Rigs Under Contract            127       112        126      108
               Total Rigs Available           174       148        170      147
               % Utilization                 73.0%     75.7%      74.1%    73.5%

          Jackup Rigs:
               Rigs Under Contract            104        90        102       87
               Total Rigs Available           135       112        131      112
               % Utilization                 77.0%     80.4%      77.9%    77.7%

     Worldwide:
          All Rigs:
               Rigs Under Contract            527       549        535      543
               Total Rigs Available           659       666        659      669
               % Utilization                 80.0%     82.4%      81.2%    81.2%

          Jackup Rigs:
               Rigs Under Contract            320       334        323      331
               Total Rigs Available           391       395        391      395
               % Utilization                 81.8%     84.6%      82.6%    83.8%

     Oilfield Supply Vessels:(2)
          Gulf of Mexico:
               Vessels Under Contract         213       220        217      205
               Total Vessels Available        257       249        253      246
               % Utilization                 82.9%     88.4%      85.8%    83.3%

            (1)     Industry   utilization  based   on   data
                    published  by  Offshore   Data  Services,
                    Inc.

            (2)     Excludes utility vessels

Worldwide utilization for oilfield supply vessels is not readily obtainable. The demand for oilfield supply vessels is closely related to the level of drilling activity, particularly in the Gulf of Mexico.

RESULTS OF OPERATIONS

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the operating results of Penrod in its consolidated results of operations beginning January 1, 1993. The preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the Penrod Acquisition has been deducted as "Minority Interest" in calculating the Company's net income for the three and six months ended June 30, 1993.

The following analysis highlights the Company's operating results for the three and six months ended June 30, 1994 and 1993 (in thousands):

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30                JUNE 30,
                                1994           1993       1994         1993
OPERATING RESULTS
  Operating Revenues             $ 67,075    $ 58,266   $132,440     $110,103
  Operating Margin                 30,128      21,139     59,753       35,245
  Operating Income                 14,291       7,518     29,063        8,780
  Other Expense, Net               (2,064)     (1,584)    (3,426)      (2,757)
  Provision for Income Tax         (1,047)     (2,345)    (2,222)      (3,624)
  Minority Interest                  (645)     (2,177)    (1,483)      (3,313)
  Income (Loss) from
    Continuing Operations          10,535       1,412     21,932         (914)
  Income from Discontinued
    Operations                          -       2,913          -        3,153
  Cumulative Effect of
    Accounting Change,
    Net of Minority Interest            -           -          -       (2,542)
  Net Income (Loss)                10,535       4,325     21,932         (303)
  Preferred Stock Dividend
    Requirements                    1,065       1,065      2,130        2,130
  Income (Loss) Applicable
    to Common Stock                 9,470       3,260     19,802       (2,433)




  OPERATING REVENUES
    Contract Drilling            $ 54,048    $ 43,748   $106,063     $ 84,029
    Marine Transportation           9,149       9,401     17,653       16,978
    Technical Services              3,878       5,117      8,724        9,096
      Total                      $ 67,075    $ 58,266   $132,440     $110,103

  OPERATING MARGIN
    Contract Drilling            $ 25,441    $ 17,631   $ 50,160     $ 30,157
    Marine Transportation           3,413       2,501      6,517        3,611
    Technical Services              1,274       1,007      3,076        1,477
      Total                      $ 30,128    $ 21,139   $ 59,753     $ 35,245

The Company's consolidated revenues and operating margins (defined as operating revenues less operating expenses, exclusive of depreciation and general and administrative expenses) for the three months ended June 30, 1994 increased 15.1% and 42.5%, respectively, and for the six months ended June 30, 1994 increased 20.3% and 69.5%, respectively, over comparable 1993 levels. The 1994 increases are primarily attributable to higher domestic day rates for the Company's contract drilling and marine transportation segments in comparison to 1993 levels.

The Company reported significant increases in operating income for the three and six months ended June 30, 1994 of 90.1% and 231.0%, respectively, compared to the same periods in 1993. The increases in operating income were primarily attributable to higher domestic day rates for the Company's contract drilling and marine transportation segments and were also positively impacted by a reduction in general and administrative costs for the three and six months ended June 30, 1994 of $1.0 million and $2.0 million, respectively, from the comparable 1993 periods. Operating income was negatively impacted by additional depreciation and amortization expense for the three and six months ended June 30, 1994, as compared to the same periods in 1993, related to the depreciation on the four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on the two North Sea jackup rigs acquired in mid-February 1994, and depreciation and amortization of the additional value assigned to the assets acquired in the Penrod Acquisition resulting form the application of purchase accounting.

Contract Drilling Operations

Certain financial information regarding the Company's contract drilling operations for the three and six months ended June 30, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                1994           1993       1994         1993
Revenues
   Jackup Rigs:
      United States              $ 27,380    $ 20,586   $ 54,136     $ 38,551
      International                12,304      10,816     21,815       24,730
                                   39,684      31,402     75,951       63,281




   Barge Drilling Rigs
     - Venezuela                    8,969       5,508     18,272        8,344
     Total Offshore Rigs           48,653      36,910     94,223       71,625
   Land Rigs:
      United States                 3,881       4,657      9,476        8,838
      International                 1,514       2,181      2,364        3,566
      Total Land Rigs               5,395       6,838     11,840       12,404
   Total                         $ 54,048    $ 43,748   $106,063     $ 84,029

Operating Margin
   Jackup Rigs:
      United States              $ 12,985    $  9,300   $ 26,556     $ 15,482
      International                 6,591       3,471     10,689        7,866
                                   19,576      12,771     37,245       23,348
   Barge Drilling Rigs
      - Venezuela                   5,698       3,679     12,053        5,333
      Total Offshore Rigs          25,274      16,450     49,298       28,681
   Land Rigs:
      United States                    74         646        943        1,049
      International                    93         535        (81)         427
      Total Land Rigs                 167       1,181        862        1,476
   Total                         $ 25,441    $ 17,631   $ 50,160     $ 30,157

Utilization Rates
   Jackup Rigs:
      United States                 93.5%       99.5%      87.7%        99.5%
      International                 75.4%       51.9%      71.8%        59.5%
                                    87.7%       79.4%      82.9%        82.5%
   Barge Drilling Rigs
     - Venezuela                   100.0%      100.0%     100.0%       100.0%
      Total Offshore Rigs           90.4%       82.7%      86.6%        84.7%
   Land Rigs: *
      United States                 65.9%       85.1%      76.9%        86.0%
      International                 23.1%       52.5%      16.2%        43.8%
      Total Land Rigs               53.7%       75.8%      59.6%        74.0%
   Total                            78.1%       80.2%      77.5%        80.8%

Average Day Rates
   Jackup Rigs:
      United States              $ 21,458    $ 18,916   $ 22,737     $ 17,820
      International                24,816      26,124     25,034       25,833
                                 $ 22,375    $ 20,904   $ 23,338     $ 20,280
   Barge Drilling Rigs
      - Venezuela                $ 15,233    $ 13,330   $ 15,523     $ 12,539
   Land Rigs: *
      United States              $  6,467    $  5,521   $  6,328     $  5,431
      International                14,102      11,997     14,565       11,172
      Total Land Rigs            $  7,404    $  6,799   $  6,967     $  6,402

  *    Excludes land rigs that are not being marketed.


Revenues and operating margins for the Company's jackup rigs operating in the U.S. increased substantially for the three and six months ended June 30, 1994 compared to the same periods in the prior year, primarily due to improved market conditions in the Gulf of Mexico and to the relocation of three additional rigs to the Gulf of Mexico in the second, third and fourth quarters of 1993. For the three and six months ended June 30, 1994, average day rates for the Company's rigs in the Gulf of Mexico increased by 13.4% and 27.6%, respectively, compared to the same periods in 1993, with results offset partially by decreases in utilization from the prior year same periods. The decreased utilization in 1994 was due in part to two of the Company's Gulf of Mexico jackup rigs being upgraded in the first three months of 1994 and not available for work.

Revenues and operating margins for the Company's international jackup rigs for the three months ended June 30, 1994 increased by 13.8% and 89.9%, respectively, from the prior year same periods. The 1994 increases are primarily attributable to the two North Sea rigs acquired in mid-February 1994, which are under bareboat charter agreements.

The Company's international jackup rig revenues decreased by 11.8% and operating margin increased by 35.9% for the six months ended June 30, 1994 compared to the same period in 1993. The revenue decrease is primarily attributable to the mobilization in the second, third and fourth quarters of 1993 of three of the Company's rigs located in the North Sea to the Gulf of Mexico. These rigs were included in the international jackup rig results for a portion or all of the six months ended June 30, 1993. The revenue decrease was partially offset by, and the operating margin increase was primarily attributable to, the two North Sea jackup rigs acquired in mid-February 1994.

The Company's jackup rig offshore Brazil completed its contract during the second quarter of 1994 and is currently being mobilized to the Gulf of Mexico. The cost of the mobilization, estimated to be $1.5 million, will be expensed in the third quarter. The rig will be put in the shipyard upon arrival in the U.S. for enhancements, including extending the rig's water depth capability from 300 feet to 350 feet. Due to the mobilization and shipyard enhancements, the rig will be unavailable for work in the third quarter of 1994.

The Company's barge drilling rigs are all located on Lake Maracaibo, Venezuela. Revenues and operating margins from the Company's barges in Venezuela improved substantially for the three and six months ended June 30, 1994 compared to the same periods in 1993, primarily due to the addition of four barge drilling rigs. The four additional rigs operate under separate five-year contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company. Two of the barge drilling rigs commenced drilling operations in March and May 1993, with the other two barges commencing operations in June 1993. In late 1993, the Company entered into contracts with Lagoven for four additional new barge drilling rigs, which will operate on Lake Maracaibo, Venezuela pursuant to five year firm contracts. The first of these new barges commenced operations on July 10, 1994 and the other three barges are expected to be operating by September 30, 1994.

Revenues and operating margins for the land rig operations for the three and six months ended June 30, 1994 decreased from the prior year same periods. The decreases are primarily attributable to decreased utilization, offset in part by increased day rates. On June 30, 1994, the Company completed the sale of its United States land rig operations, which included twelve land rigs, to an unrelated third party. The Company continues to own four land rigs, all of which are located in the Middle East.

Marine Transportation Operations

Certain financial information regarding the Company's marine transportation operations for the three and six months ended June 30, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                       1994       1993       1994       1993
       REVENUES
            United States            $ 8,767    $ 7,293    $16,880    $13,415
            International                382      2,108        773      3,563
               Total                 $ 9,149    $ 9,401    $17,653    $16,978

       OPERATING MARGIN
            United States            $ 3,408    $ 2,334    $ 6,514    $ 4,062
            International                  5        167          3       (451)
               Total                 $ 3,413    $ 2,501    $ 6,517    $ 3,611

       UTILIZATION RATES
            United States              79.3%      80.3%      76.0%      81.6%
            International              30.2%      61.8%      30.5%      48.2%
               Total                   76.4%      76.8%      74.3%      75.1%

       AVERAGE DAY RATES
            United States            $ 3,171    $ 2,454    $ 3,319    $ 2,412
            International              4,352      5,118      5,358      5,328
               Total                 $ 3,202    $ 2,855    $ 3,351    $ 2,777

The Company's marine transportation division currently operates 39 vessels, of which 35 are owned by the Company and four are leased under long-term agreements. The Company operated four vessels in Singapore, through a joint venture, during the second half of 1993 and most of the first half of 1994. The Singapore joint venture was terminated in May 1994 and three of the vessels are currently being mobilized to the Gulf of Mexico and the remaining vessel was sold effective June 30, 1994. During most of 1993, the Company operated two vessels offshore Brazil. One vessel returned to the Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the Gulf of Mexico in February 1994.

The Company's marine transportation segment reported increased operating margins in 1994 compared to the 1993 three and six month periods due to increased day rates, even though gross revenues are comparable. The 1993 results included substantial lump-sum mobilization revenue, which is generally greater than day rate revenues, and included the substantially higher cost associated with this type of work.

Drilling activity steadily increased in the Gulf of Mexico during 1993, causing utilization and day rates for the Company's marine transportation vessels to increase throughout 1993. However, day rates on new contracts in the Gulf of Mexico began to soften in the first quarter of 1994 and such softening continued into the second quarter of 1994. Management anticipates that average day rates for marine transportation vessels should remain steady in the third quarter of

1994 as compared to the second quarter of 1994 with some improvement in the fourth quarter.

Technical Services Operations

Certain financial and operational information regarding the Company's technical services operations for the three and six months ended June 30, 1994 and 1993 is summarized below (dollars in thousands):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                       1994       1993       1994       1993
  REVENUES                           $ 3,878    $ 5,117    $ 8,724    $ 9,096

  OPERATING MARGIN                   $ 1,274    $ 1,007    $ 3,076    $ 1,477

  OPERATING STATISTICS:
    Jobs:
      Horizontal wells drilled            22         31         48         56
      MWD wells serviced                  25         33         61         52
      Wireline services                    3          9          8         15
         Total                            50         73        117        123

    Average days per job:
      Horizontal wells                  21.6       22.7       21.7       22.5
      MWD wells                         18.6       13.3       17.7       13.6
      Wireline services                 11.7       11.4       11.3       13.6
         Total                          19.5       17.1       18.9       17.6

    Average revenue per job:
      Horizontal wells               $ 110.7    $ 113.1    $ 107.6    $ 115.9
      MWD wells                         52.1       44.5       54.0       44.2
      Wireline services                 46.1       15.9       33.3       20.0
         Total                       $  77.6    $  70.1    $  74.6    $  74.0

The Company conducts its technical services operations primarily in the Austin Chalk trend of Texas. The Company's horizontal drilling activity declined in the three months ended June 30, 1994 and was flat for the six months ended June 30, 1994 as compared to the same periods of 1993. However, operating margins improved for the three and six months ended June 30, 1994, as compared to the same periods in 1993, primarily due to reduced operating expenses. The Company intends to focus primarily on opportunities in the U.S. and Canada for its technical services segment in 1994.

Depreciation and Amortization

Depreciation and Amortization expense for the three and six months ended June 30, 1994 increased by $3.2 million and $6.2 million, respectively, compared to the same periods in 1993. The increases are primarily attributable to depreciation on the four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on the two North Sea jackup rigs acquired in mid-February 1994, and depreciation and amortization related to the step-up in basis of the assets acquired in the Penrod Acquisition.

General and Administrative

General and Administrative expense for the three and six months ended June 30, 1994 decreased by $1.0 million and $2.0 million, respectively, compared to the same periods in 1993. The decreases are primarily attributable to the consolidation of Penrod's general and administrative functions with the Company's in 1993 following the Penrod Acquisition.

Interest Income

Interest income increased for the three and six months ended June 30, 1994 by $306,000 and $799,000, respectively, compared to the same periods in 1993 due to higher average cash levels and a general increase in interest rates.

Interest Expense

Interest expense increased for the three and six months ended June 30, 1994 by $239,000 and $944,000, respectively, compared to the same periods in 1993 due primarily to higher average levels of debt outstanding.

Income from Equity Affiliates, net

Income from Equity Affiliates, net for the three and six months ended June 30, 1994 consists of the Company's 50% share of the earnings (loss) of a Mexican joint venture formed in June 1993 to operate a jackup rig in the Gulf of Mexico and a joint venture in Singapore formed in August 1993 to operate marine vessels in Southeast Asia. The Singapore joint venture was terminated in May 1994.

Other, net

Other, net for the three months ended June 30, 1994 consists primarily of foreign currency translation losses and the loss on the sale of the Company's United States land rig operations, offset by other miscellaneous income. Other, net for the six months ended June 30, 1994 consists primarily of the items discussed above and was further offset by net gains on the sale of equipment and net gains related to equipment lost downhole for which the customer reimbursement exceeded the net book value of the equipment lost.

Provision for Income Taxes

The Company recorded income tax provisions of $1.0 million and $2.2 million for the three and six months ended June 30, 1994, respectively, as compared to $2.3 million and $3.6 million for the three and six months ended June 30, 1993, respectively. The 1994 provisions include U.S. alternative minimum taxes and deferred foreign taxes primarily related to the Company's operations in Venezuela and the United Kingdom. The 1993 provisions were primarily related to deferred foreign taxes in Venezuela and the United Kingdom.

At June 30, 1994, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $302.6 million, $189.8 million, and $3.6 million, respectively.

Minority Interest

Minority Interest for the three and six months ended June 30, 1994 decreased by $1.5 million and $1.8 million, respectively, compared to the same periods in

1993. The minority interest charges for 1994 relate to the minority shareholder's interest in the net income of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). The 1993 charges include the minority shareholders interest in the net income of Caribbean and $1.6 million and $2.5 million for the three and six months ended June 30, 1993, respectively, for the preacquisition earnings related to the 63.7% of Penrod which the Company did not own prior to the Penrod Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of cash flows for the six months ended June 30, 1993 does not include the cash provided by operating activities of Penrod nor the cash flows from Penrod's investing and financing activities.

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1994 and 1993 are as follows (in thousands):

                                          1994       1993

          Cash Flow from Operations     $ 64,014   $ 28,956
          Capital Expenditures           109,310     66,926

Cash flow from operations increased $35.1 million in the first six months of 1994 compared to the same period in 1993. The improved cash flow is primarily a result of improved operations and the contribution from the cash flow of Penrod's operations.

The Company's capital expenditures for the six months ended June 30, 1994 consisted principally of $55.7 million for the purchase of the two jackup rigs located in the North Sea, $40.2 million towards the construction of the four new barge drilling rigs to be delivered to Venezuela in the third quarter of 1994, $10.6 million for contract drilling equipment and $2.8 million for other equipment, primarily for marine transportation vessels and technical services operations. Management anticipates that capital expenditures in 1994 will total approximately $40.0 million for existing operations, $64.0 million towards the construction of the four new barge drilling rigs and $55.7 million for the purchase of the two jackup rigs located in the North Sea.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios at June 30, 1994 and December 31, 1993 are summarized below (in thousands, except percentages):

                                            JUNE 30,   DECEMBER 31,
                                             1994         1993

          Long-term Debt                   $135,905     $125,983
          Total Capital                     611,525      580,885
          Long-term Debt to Total Capital     22.2%        21.7%

In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures which were originally due July 1, 1995. The Company's cash reserves were used to redeem the convertible subordinated debentures.

In November 1993, Caribbean signed four separate five-year contracts with Lagoven, a subsidiary of the Venezuelan national oil company, to operate four barge drilling rigs on Lake Maracaibo in Venezuela. The first of the four barge drilling rigs commenced operations on July 10, 1994 and the other three are expected to be operating by September 30, 1994. In December 1993, a subsidiary of Caribbean entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of the four barge drilling rigs to be completed in 1994. As of June 30, 1994, the Company's subsidiary had borrowed $33.4 million under the financing arrangement. The construction loans carry a floating interest rate, which was 5.88% at June 30, 1994. The construction loans are secured by the four barge drilling rigs under construction, which had a combined net book value of $51.2 million at June 30, 1994. Upon completion of construction, the construction loans are expected to be repaid from the proceeds of separate secured term loans made by the Japanese corporation to a subsidiary of Caribbean. The financing agreement provides that each loan is to be secured by a specific barge drilling rig and the related charter contract. The aggregate amount of the secured term loans is anticipated to be approximately $78.0 million upon completion. The interest rate on the secured term loans will be fixed within four months of when the rigs are placed into service. The financing agreement provides that upon completion of construction the secured term loans will be without recourse to the Company. Under the terms of the Lagoven contracts, the barges will earn day rates which the Company believes will be sufficient to fully amortize the loans.

In December 1993, a subsidiary of the Company entered into a $100.0 million loan arrangement with a group of international banks. The facility consists of a $60.0 million secured term loan and a $40.0 million revolving line of credit. Proceeds of the secured term loan were used to repay a revolving credit agreement and existing term loans of Penrod. The revolver will be reduced semi-annually by $1.0 million over five years with the final $30.0 million line expiring at the end of the five year term. The facility carries a floating interest rate, which was 6.56% at June 30, 1994. The revolver portion of the facility was undrawn at June 30, 1994.

On July 22, 1994, the Company announced that it will redeem the 2,839,100 shares of the Company's $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock") on August 26, 1994. The redemption price for the $1.50 Preferred Stock is $25.60 per share plus accrued dividends of $.175 to the date of redemption. Holders of the $1.50 Preferred Stock may elect to convert each share of the $1.50 Preferred Stock into approximately 1.786 shares of the Company's common stock, based upon the $25.00 liquidation preference and the $14.00 conversion price per share of the $1.50 Preferred Stock. The Company expects to use existing cash to redeem any remainder of the $1.50 Preferred Stock that is not converted.

The Company's liquidity position at June 30, 1994 and December 31, 1993 is summarized in the table below (in thousands, except ratios):

                                      JUNE 30,  DECEMBER 31,
                                       1994         1993

            Cash                     $108,959     $128,060
            Working Capital            91,752      127,105
            Current Ratio                 2.2          2.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facilities and the Company's working capital should be sufficient to fund the Company's debt and capital additions for the next twelve months.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

            On May 24, 1994, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1"
            - To elect two Class I directors; "Proposal 2" - To approve a reverse stock split of the Company's stock whereby each outstanding share of common stock would be reclassified into
            0.25 of a share of new common stock; and "Proposal 3" - To approve the appointment of Price Waterhouse as the Company's independent public accountants for 1994. A description of the foregoing matters is contained in the Company's proxy statement, dated April 11, 1994, relating to the 1994 annual meeting of stockholders.

            There were 224,061,280 shares of the Company's common stock entitled to vote at the annual meeting based on the April 5, 1994 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 195,000,000 votes, which was in excess of 87% of the outstanding common shares entitled to vote.

            With respect to Proposal 1 listed above, the voting was as follows:

                                    VOTES FOR    VOTES AGAINST  ABSTENTIONS

              Gerald W. Haddock     195,984,200     458,363       942,287
              Carl F. Thorne        195,988,608     453,955       937,879

            With respect to Proposals 2 and 3 listed above, the voting was as follows:

                   PROPOSAL   VOTES FOR    VOTES AGAINST   ABSTENTIONS

                      2      193,263,942     3,166,299       496,245
                      3      195,880,093       853,667       192,726


Item 6. Exhibits and Reports on Form 8-K

            (b)  Reports on Form 8-K

                 The Company filed Current Reports on Form 8-K dated (i) May 18, 1994, with respect to earnings of the Company during the remainder of 1994, and (ii) June 30, 1994 with respect to the sale of the Company's United States land rig operations.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   ENERGY SERVICE COMPANY, INC.




Date:    August 4, 1994            [  /s/  H. E. Malone              ]
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer