Form 10-QT
period 1994-09-30
ENERGY SERVICE COMPANY INC
filed 1994-11-10
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994


                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________


                             __________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   YES _X_  NO ___

There were 61,192,265 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 9, 1994.



                 Page 1 of 25 sequentially numbered pages.

                         Exhibit index on page 24.

                        ENERGY SERVICE COMPANY, INC.

                             INDEX TO FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1994



                                                                   PAGE
PART I - FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheet
                September 30, 1994 and December 31, 1993             3

            Consolidated Statement of Operations
                Three Months Ended September 30, 1994 and 1993       4

            Consolidated Statement of Operations
                Nine Months Ended September 30, 1994 and 1993        5

            Consolidated Statement of Cash Flows
                Nine Months Ended September 30, 1994 and 1993        6

            Notes to Consolidated Financial Statements             7 - 9


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10 - 21


PART II - OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     22


SIGNATURE                                                            23

                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1994          1993
                                                 (Unaudited)
ASSETS                                                (in Thousands)
CURRENT ASSETS
  Cash and Cash Equivalents.....................   $128,927      $128,060
  Short-Term Investments........................      5,869             -
  Accounts Receivable, net......................     51,731        51,232
  Inventory.....................................      3,879         3,350
  Net Assets of Discontinued Operations.........          -           399
  Prepaid Expenses and Other....................     12,820         9,950
        Total Current Assets....................    203,226       192,991

INVESTMENTS.....................................      6,784         8,276

PROPERTY AND EQUIPMENT, AT COST.................    679,624       580,730
  Less Accumulated Depreciation.................    142,989       124,713
        Property and Equipment, net.............    536,635       456,017

OTHER ASSETS
  Goodwill......................................     26,656        28,636
  Other.........................................      5,868         5,492
        Total Other Assets......................     32,524        34,128
                                                   $779,169      $691,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable..............................   $ 11,010      $  3,448
  Accrued Liabilities...........................     33,155        35,240
  Current Maturities of Long-Term Debt..........     38,646        27,198
        Total Current Liabilities...............     82,811        65,886

LONG-TERM DEBT..................................    169,528       125,983

DEFERRED INCOME TAXES...........................     28,428        26,856

OTHER LIABILITIES...............................     16,395        17,785

PREFERRED STOCK
  $1.50 Cumulative Convertible Exchangeable
    Preferred Stock, $25.00 stated, liquidation
    and redemption value .......................          -        70,977

STOCKHOLDERS' EQUITY
  Common Stock, $.10 par value, 125.0 million
    and 500.0 million shares authorized, 66.5
    million and 245.0 million shares issued.....      6,655        24,500
  Additional Paid-in Capital....................    612,127       520,775




  Accumulated Deficit, since January 1, 1984....    (80,123)     (106,693)
  Restricted Stock (Unearned Compensation)......     (5,773)       (5,614)
  Cumulative Translation Adjustment.............     (1,090)       (1,230)
  Treasury Stock at Cost, 5.4 million and
    21.0 million shares.........................    (49,789)      (47,813)
        Total Stockholders' Equity .............    482,007       383,925
                                                   $779,169      $691,412

The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1994          1993

                                               (in Thousands, Except
                                                   Per Share Data)
OPERATING REVENUES...........................  $ 63,167      $ 65,675

OPERATING EXPENSES
  Operating Costs............................    37,263        39,110
  Depreciation and Amortization..............    13,786        11,569
  General and Administrative.................     2,160         2,925
                                                 53,209        53,604

OPERATING INCOME.............................     9,958        12,071

OTHER INCOME (EXPENSE)
  Interest Income............................     1,271           825
  Interest Expense...........................    (3,533)       (2,601)
  Income from Equity Affiliates, net.........       285           415
  Other, net.................................        60           673
                                                 (1,917)         (688)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........     8,041        11,383
PROVISION FOR INCOME TAXES...................       685         2,139

INCOME BEFORE MINORITY INTEREST..............     7,356         9,244
MINORITY INTEREST............................       583         2,008
INCOME FROM CONTINUING OPERATIONS............     6,773         7,236
LOSS FROM DISCONTINUED OPERATIONS............         -          (379)

NET INCOME ..................................     6,773         6,857

PREFERRED STOCK DIVIDEND REQUIREMENT.........         5         1,065

INCOME APPLICABLE TO COMMON STOCK............  $  6,768      $  5,792

INCOME (LOSS) PER COMMON SHARE
  Continuing Operations......................  $   0.12      $   0.14
  Discontinued Operations....................         -         (0.01)
  Income Per Common Share....................  $   0.12      $   0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    58,109        44,373


The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1994          1993

                                               (in Thousands, Except
                                                   Per Share Data)
OPERATING REVENUES...........................  $195,607      $175,778

OPERATING EXPENSES
  Operating Costs............................   109,950       113,968
  Depreciation and Amortization..............    39,983        31,551
  General and Administrative.................     6,653         9,408
                                                156,586       154,927

OPERATING INCOME.............................    39,021        20,851

OTHER INCOME (EXPENSE)
  Interest Income............................     3,267         2,031
  Interest Expense...........................    (8,848)       (6,971)
  Income from Equity Affiliates, net.........       557           543
  Other, net.................................      (319)          952
                                                 (5,343)       (3,445)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....    33,678        17,406
PROVISION FOR INCOME TAXES...................     2,907         5,763

INCOME BEFORE MINORITY INTEREST..............    30,771        11,643
MINORITY INTEREST............................     2,066         5,321
INCOME FROM CONTINUING OPERATIONS............    28,705         6,322
INCOME FROM DISCONTINUED OPERATIONS..........         -         2,774

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..........................    28,705         9,096
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET
  OF MINORITY INTEREST.......................         -        (2,542)

NET INCOME...................................    28,705         6,554

PREFERRED STOCK DIVIDEND REQUIREMENT.........     2,135         3,195

INCOME APPLICABLE TO COMMON STOCK............  $ 26,570      $  3,359

INCOME (LOSS) PER COMMON SHARE
  Continuing Operations......................  $   0.47      $   0.09
  Discontinued Operations....................         -          0.08
  Cumulative Effect..........................         -         (0.07)
  Income Per Common Share....................  $   0.47      $   0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    56,726        35,081





The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1994        1993

                                                         (in Thousands)
OPERATING ACTIVITIES
  Net Income........................................  $ 28,705   $  6,554
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Net Cash Provided by Discontinued Operations.         -      6,660
       Depreciation and Amortization................    39,983     18,562
       Provision for Deferred Income Taxes..........     1,572      2,330
       Amortization of Debt Discount and
         Other Assets...............................     2,106      1,673
       Provision for Compensatory Stock Grants......       782        737
       Distributed Income (Undistributed Income)
         from Equity Affiliates, net................       534     (1,655)
       Other Adjustments............................       719      2,676
       Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable............     2,966     14,751
         Increase in Inventory......................      (529)      (199)
         Increase in Prepaid Expenses and Other.....    (1,026)    (2,871)
         Increase (Decrease) in Accounts Payable and
           Accrued Liabilities......................     3,131    (12,641)
             Net Cash Provided By
               Operating Activities.................    78,943     36,577

INVESTING ACTIVITIES
  Additions to Property and Equipment...............  (137,596)   (69,405)
  Net Proceeds from Sales of Discontinued
    Operations......................................       399          -
  Proceeds from Disposition of Assets...............    12,594      1,076
  Purchase of Short-Term Investments................    (5,869)         -
  Acquisitions, Net of Cash Disbursed...............         -     36,861
  Other.............................................      (172)      (837)
      Net Cash Used by Investing Activities.........  (130,644)   (32,305)

FINANCING ACTIVITIES
  Long-Term Borrowings..............................   115,471     70,749
  Reduction of Long-Term Borrowings.................   (60,475)   (12,620)
  Exercise of Stock Options.........................       506        726
  Preferred Stock Dividends.........................    (2,135)    (3,195)
  Redemption of Preferred Stock.....................      (799)         -
    Net Cash Provided By Financing Activities.......    52,568     55,660

INCREASE IN CASH AND CASH EQUIVALENTS...............       867     59,932

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   128,060     25,503

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $128,927   $ 85,435

 The accompanying notes are an integral part of these financial statements.

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The interim consolidated financial statements included herein have been prepared by Energy Service Company, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the results of operations for the interim periods presented.

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the income from continuing operations of Penrod in its consolidated results of operations beginning January 1, 1993 and has presented the preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the Penrod Acquisition as "Minority Interest" in calculating the Company's net income for the three and nine months ended September 30, 1993.

The Company's consolidated statement of cash flows for the nine months ended September 30, 1993 does not include the cash provided by operating activities of Penrod or the cash flows from investing and financing activities of Penrod prior to the Penrod Acquisition.

Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1993 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments are comprised of debt instruments having maturities of greater than three months and less than one year at the date of purchase, and are stated at cost due to the Company's intent and ability to hold the instruments to maturity. The aggregate fair value of short-term investments at September 30, 1994 approximates cost.


NOTE 3 - ACQUISITION

On February 14, 1994, the Company purchased two jackup rigs located in the North Sea and simultaneously entered into bareboat charter agreements with the seller for an initial twelve month period. The purchase price for the two rigs consisted of $50.0 million paid at closing and an additional $6.0 million to be credited against the bareboat charter payments during the last four months of the initial twelve month bareboat charter agreements.

NOTE 4 - DISPOSITION

On June 30, 1994, the Company completed the sale of its United States land rig operations consisting of twelve land rigs and related equipment, as well as an office building and yard, to an unrelated third party. The total purchase price was approximately $15.5 million consisting of cash, a promissory note and receivables. Included under the caption "Other, net" in the consolidated statement of operations for the nine months ended September 30, 1994 is a loss on the sale of $201,000. Revenues for the United States land rig operations for the nine months ended September 30, 1994 were $9.5 million and for the three and nine months ended September 30, 1993 were $5.4 million and $14.2 million, respectively.


NOTE 5 - DEBT

In December 1993, a subsidiary of the Company entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of four barge drilling rigs, which were completed in July through September of 1994. Upon completion of construction of the barge drilling rigs, the interim construction loans were repaid from the proceeds of four secured term loans, totalling $78.8 million, made by the Japanese corporation to a subsidiary of ENSCO Drilling (Caribbean), Inc. The five year term loans bear interest at fixed rates ranging from 9.1% to 9.8%, repayable in 60 equal monthly installments of principal and interest. The term loans are each secured by a specific barge drilling rig, which rigs together had a combined net book value of approximately $75.0 million at September 30, 1994, and the charter contract on each rig. The secured term loans are without recourse to the Company.

In March 1994, the Company redeemed its convertible subordinated debentures
consisting  of  $5.1   million  principal  amount   of  8.25%   convertible
subordinated debentures which were originally due July 1, 1995.


NOTE 6 - PREFERRED STOCK

In July 1994, the Company announced that it would redeem the 2,839,110 outstanding shares of the Company's $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock") in August 1994. Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock, based on the $25.00 liquidation preference and the $14.00 conversion price per share of the $1.50 Preferred Stock. Such conversion resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares for cash.


NOTE 7 - STOCKHOLDERS' EQUITY

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


NOTE 8 - PROVISION FOR INCOME TAXES

The income tax provisions for the three and nine months ended September 30, 1994 include provisions for U.S. alternative minimum taxes and for current and deferred foreign taxes, primarily for operations in Venezuela. A charge against earnings of $1.0 million was recorded during the three and nine months ended September 30, 1994 to increase the Company's deferred income tax liability due to the increase in the Venezuela tax rate from 30% to 34%, effective January 1, 1995. The income tax provision was decreased by $1.0 million during the three and nine months ended September 30, 1994 due to a reduction in the deferred tax asset valuation allowance as management considers it more likely than not that certain additional U.S. net operating losses will be utilized prior to their expiration. No provision for regular U.S. federal income taxes has been recorded for the three and nine months ended September 30, 1994 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At September 30, 1994, the Company had regular and alternative minimum tax net operating losses and investment tax credit carryforwards of approximately $328.9 million, $193.9 million, and $3.6 million, respectively.


NOTE 9 - SUBSEQUENT EVENTS

In October 1994, a wholly owned subsidiary of the Company entered into an agreement with Lateral Vector Resources, Inc. ("LVR"), a Canadian company, under which LVR purchased a 30% interest in a subsidiary of the Company for $1.2 million. LVR has the option, through November 15, 1994, to purchase an additional 10% interest in the subsidiary under the same terms at which the 30% interest was purchased. The purpose of the sale was to combine forces with LVR to conduct horizontal/directional drilling services in Canada and certain areas of the U.S. The subsidiary will continue to be included in the Company's consolidated financial statements. The Company will record a gain on the sale of the 30% interest of approximately $600,000 in October 1994.

In November 1994, a wholly owned subsidiary of the Company entered into an agreement to sell two land rigs and related equipment, located in the Middle East, to an unrelated third party. No significant gain or loss is expected upon disposition.

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

A general increase in U.S. natural gas prices in the second half of 1992 resulted in increased exploration and development activity, particularly in the Gulf of Mexico, which continued throughout 1993. This increased activity resulted in higher average day rates and utilization levels for offshore rigs in the Gulf of Mexico throughout 1993, which caused the Company's revenues and operating margins to improve. However, the Company's day rates have declined throughout the first three quarters of 1994 as a number of competitor's rigs have been mobilized to the Gulf of Mexico. Management anticipates, based on current market conditions, that average day rates should be little changed in the fourth quarter of 1994 as compared to the third quarter of 1994.

Offshore rig and oilfield supply vessel industry utilization for the three and nine months ended September 30, 1994 and 1993 is summarized below:

                                            INDUSTRY WIDE AVERAGES <F1>

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,
                                        1994     1993       1994     1993
Offshore Rigs
   Gulf of Mexico:
       All Rigs:
           Rigs Under Contract          135       121        130      112
           Total Rigs Available         178       154        173      148
           % Utilization               75.8%     78.6%      75.1%    75.7%

       Jackup Rigs:
           Rigs Under Contract          111        97        106       90
           Total Rigs Available         139       119        134      113
           % Utilization               79.9%     81.5%      79.1%    79.6%

   Worldwide:
       All Rigs:
           Rigs Under Contract          532       547        533      542
           Total Rigs Available         663       664        660      667
           % Utilization               80.2%     82.4%      80.8%    81.3%




       Jackup Rigs:
           Rigs Under Contract          319       332        322      330
           Total Rigs Available         392       394        391      395
           % Utilization               81.4%     84.3%      82.4%    83.5%

   Oilfield Supply Vessels:<F2>
       Gulf of Mexico:
           Vessels Under Contract       245       218        226      213
           Total Vessels Available      272       247        259      246
           % Utilization               90.1%     88.3%      87.3%    86.6%

     <F1>   Industry  utilization  based on  data  published by
            OFFSHORE DATA SERVICES, INC.

     <F2>   Excludes utility vessels


Worldwide  utilization  for   oilfield  supply  vessels   is  not   readily
obtainable.   The demand for oilfield supply  vessels is closely related to the level of drilling activity, particularly in the Gulf of Mexico.

RESULTS OF OPERATIONS

In August 1993, the Company completed the acquisition (the "Penrod Acquisition") of the remaining 63.7% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company. The Company has included the operating results of Penrod in its consolidated results of operations beginning January 1, 1993. The preacquisition earnings attributable to the 63.7% of Penrod that the Company did not own prior to the Penrod Acquisition has been deducted as "Minority Interest" in calculating the Company's net income for the three and nine months ended September 30, 1993.

The following analysis highlights the Company's operating results for the three and nine months ended September 30, 1994 and 1993 (in thousands):

                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                                1994       1993       1994       1993
OPERATING RESULTS
  Operating Revenues          $ 63,167   $ 65,675   $195,607  $175,778
  Operating Margin              25,904     26,565     85,657    61,810
  Operating Income               9,958     12,071     39,021    20,851
  Other Expense, Net            (1,917)      (688)    (5,343)   (3,445)
  Provision for Income Tax        (685)    (2,139)    (2,907)   (5,763)
  Minority Interest               (583)    (2,008)    (2,066)   (5,321)
  Income from Continuing
    Operations                   6,773      7,236     28,705     6,322
  Income (Loss) from
    Discontinued Operations          -       (379)         -     2,774
  Cumulative Effect of
    Accounting Change,
    Net of Minority Interest         -          -          -    (2,542)




  Net Income                     6,773      6,857     28,705     6,554
  Preferred Stock Dividend
    Requirements                     5      1,065      2,135     3,195
  Income Applicable to
    Common Stock                 6,768      5,792     26,570     3,359

OPERATING REVENUES
  Contract Drilling           $ 48,964   $ 51,479   $155,027  $135,508
  Marine Transportation         10,128      8,729     27,781    25,707
  Technical Services             4,075      5,467     12,799    14,563
     Total                    $ 63,167   $ 65,675   $195,607  $175,778

OPERATING MARGIN
  Contract Drilling           $ 22,358   $ 22,432   $ 72,518  $ 52,589
  Marine Transportation          2,687      3,196      9,204     6,807
  Technical Services               859        937      3,935     2,414
     Total                    $ 25,904   $ 26,565   $ 85,657  $ 61,810

The Company's consolidated revenues and operating margin (defined as operating revenues less operating expenses, exclusive of depreciation and general and administrative expenses) for the three months ended September 30, 1994 decreased 3.8% and 2.5%, respectively, in comparison to 1993 levels. The decreases for the three months ended September 30, 1994 are primarily attributable to lower day rates for the Company's domestic jackup rigs in comparison to 1993 levels, offset in part by the revenues and operating margins associated with six additional drilling rigs in 1994, of which two were acquired and four were constructed and placed into service.

The Company's consolidated revenues and operating margin for the nine months ended September 30, 1994 increased 11.3% and 38.6%, respectively, in comparison to 1993 levels. The increases for the nine months ended September 30, 1994 are primarily attributable to higher domestic day rates for the Company's contract drilling and marine transportation segments in comparison to 1993 levels, revenues and operating margins associated with the six drilling rigs that were added in 1994 and a full nine months contribution from four rigs constructed and placed into service in the first half of 1993.

The Company reported a decrease in operating income for the three months ended September 30, 1994 in comparison to the 1993 period, due primarily to the reasons stated above with respect to the decreases in revenues and operating margin from the prior year period and due to increased depreciation and amortization. Operating income was positively impacted by reduced general and administrative costs for the three months ended September 30, 1994, as compared to the same period in 1993.

The Company reported a significant increase in operating income for the nine months ended September 30, 1994 in comparison to the same period in 1993 due primarily to the reasons stated above with respect to the increases in revenues and operating margin from the prior year period and due to reduced general and administrative costs. Operating income was negatively impacted by additional depreciation and amortization expense for the nine months ended September 30, 1994, as compared to the same period in 1993.

CONTRACT DRILLING OPERATIONS

Certain financial information regarding the Company's contract drilling operations for the three and nine months ended September 30, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                                1994       1993       1994       1993
REVENUES
   Jackup Rigs:
      United States           $ 26,096   $ 23,696   $ 80,232  $ 62,247
      International              9,441     10,222     31,256    34,952
                                35,537     33,918    111,488    97,199
   Barge Drilling Rigs
     - Venezuela                12,419     10,194     30,691    18,538
   Total Offshore Rigs          47,956     44,112    142,179   115,737

   Land Rigs <F2>                1,008      7,367     12,848    19,771

   Total                      $ 48,964   $ 51,479   $155,027  $135,508

OPERATING MARGIN
   Jackup Rigs:
      United States           $ 10,462   $ 11,824   $ 37,018  $ 27,306
      International              3,596      3,222     14,285    11,088
                                14,058     15,046     51,303    38,394
   Barge Drilling Rigs
      - Venezuela                8,220      6,635     20,273    11,968
   Total Offshore Rigs          22,278     21,681     71,576    50,362

   Land Rigs <F2>                   80        751        942     2,227

   Total                      $ 22,358   $ 22,432   $ 72,518  $ 52,589

UTILIZATION RATES
   Jackup Rigs:
      United States              91.4%      95.5%      88.9%     98.1%
      International              58.4%      57.3%      67.1%     58.9%
                                 80.9%      81.5%      82.2%     82.2%
   Barge Drilling Rigs
     - Venezuela                100.0%     100.0%     100.0%    100.0%
   Total Offshore Rigs           86.0%      85.7%      86.4%     85.1%

   Land Rigs <F1> <F2>           17.4%      75.3%      54.2%     74.4%

   Total                         78.0%      82.1%      77.6%     81.2%

AVERAGE DAY RATES
   Jackup Rigs:
      United States           $ 20,694   $ 21,286   $ 22,030  $ 18,998
      International             26,926     25,796     25,620    25,822
                              $ 22,125   $ 22,450   $ 22,930  $ 20,984
   Barge Drilling Rigs




      - Venezuela             $ 15,934   $ 16,274   $ 15,690  $ 14,395

   Land Rigs <F1> <F2>        $ 15,780   $  6,652   $  7,325  $  6,503


  <F1>   Excludes land rigs that are not being marketed.
  <F2>   U.S. and International land rigs combined.


The Company's U.S. jackup rig revenues increased by 10.1% and operating margin decreased by 11.5% for the three months ended September 30, 1994 compared to the same period in 1993. The revenue increase is primarily attributable to three rigs that were mobilized from the North Sea and began operating in the Gulf of Mexico in the third and fourth quarters of 1993. These rigs were included in the international jackup rig results for a portion or all of the three months ended September 30, 1993. The 1994 revenue increase was partially offset by, and the operating margin decrease was primarily attributable to, decreases in average day rates and utilization from the same period in 1993.

Revenues and operating margins for the Company's jackup rigs operating in the U.S. increased substantially for the nine months ended September 30, 1994 compared to the same period in the prior year, primarily due to improved market conditions in the Gulf of Mexico and to the relocation of three additional rigs to the Gulf of Mexico which began operating in the third and fourth quarters of 1993. For the nine months ended September 30, 1994, average day rates for the Company's rigs in the Gulf of Mexico increased by 16.0% compared to the same period in 1993, with results offset partially by decreased utilization from the prior year period. The decreased utilization in 1994 was due, in part, to two of the Company's Gulf of Mexico jackup rigs being upgraded in the first three months of 1994 and not available for work.

For the three and nine months ended September 30, 1994, revenues for the Company's international jackup rigs decreased by 7.6% and 10.6%, respectively, and operating margin increased by 11.6% and 28.8%, respectively, as compared to the prior year periods. The revenue decreases are primarily attributable to the mobilization in the second, third and fourth quarters of 1993 of three of the Company's rigs located in the North Sea to the Gulf of Mexico. These rigs were included in the international jackup rig results for a portion or all of the three and nine months ended September 30, 1993. The revenue decreases were partially offset by, and the operating margin increases were primarily attributable to, two North Sea jackup rigs acquired in mid-February 1994 which operate under bareboat charter agreements. The Company anticipates that the bareboat charter agreements on the two North Sea jackup rigs acquired in mid-February 1994 will not be extended beyond the initial twelve month period and that the Company will contract the two rigs directly with the joint venture of major oil and gas exploration companies for which the rigs are currently operating.

The Company's jackup rig offshore Brazil completed its contract during the second quarter of 1994 and was mobilized to the Gulf of Mexico during the third quarter of 1994. The $1.5 million cost of the mobilization was recorded as a charge against earnings in the third quarter of 1994. Upon arrival in the U.S., the rig was placed in the shipyard for enhancements, including extending the rig's water depth capability from 300 feet to 350 feet. Due to the mobilization and shipyard enhancements, the rig was unavailable for work in the third quarter of 1994. However, the rig is currently under contract.

The Company's jackup rig in the Middle East is currently being mobilized to the Gulf of Mexico. The cost of the mobilization, estimated to be $2.0 million, will be charged against earnings in the fourth quarter of 1994. Upon arrival in the U.S., the rig will undergo modifications and enhancements, including extending the rig's water depth capability to approximately 400 feet. Due to the mobilization and shipyard enhancements, the rig will be unavailable for work until approximately March 1, 1995.

The Company's barge drilling rigs are all located on Lake Maracaibo, Venezuela. Revenues and operating margins from the Company's barge rigs in Venezuela improved substantially for the three and nine months ended September 30, 1994 compared to the same periods in 1993, primarily due to the addition of four barge drilling rigs in March through June of 1993 and four additional barge drilling rigs in July through September of 1994. All eight of the new barge drilling rigs operate under separate five-year contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company. The Venezuelan currency has experienced significant devaluation in 1994 and the Venezuelan government has established policies to control the exchange rate of the Venezuelan currency and regulate the level of currency exchanged. To date, the Company's Venezuelan subsidiary has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela, could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports and the contractual protection available to the Company's Venezuelan subsidiary if U.S. dollar payments are not made.

Revenues and operating margins for the land rig operations for the three and nine months ended September 30, 1994 decreased from the comparable prior year periods. The decreases are primarily attributable to the sale of the Company's U.S. land rig operations, which was effective June 30, 1994, and decreased utilization, offset in part by increased day rates. In November 1994, a wholly owned subsidiary of the Company entered into an agreement to sell two land rigs and related equipment to an unrelated third party. One of the land rigs is located in Dubai and the other is currently being mobilized from Syria to Dubai. Subsequent to the sale, the Company will continue to own two land rigs, both of which are located in Dubai.

MARINE TRANSPORTATION OPERATIONS

Certain financial information regarding the Company's marine transportation operations for the three and nine months ended September 30, 1994 and 1993 is summarized below (in thousands, except utilization rates and average day rates):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                                1994       1993       1994      1993
       REVENUES
           AHTS <F1>          $ 4,712    $ 2,770    $10,791   $ 9,552
           Supply               4,442      4,889     14,274    12,830
           Mini-Supply            383        476      1,265     1,306
           Utility                591        594      1,451     2,019
               Total          $10,128    $ 8,729    $27,781   $25,707

       OPERATING MARGIN
           AHTS <F1>          $ 1,457    $   939    $ 4,236   $ 2,423
           Supply               1,297      2,135      4,953     4,169
           Mini-Supply             86        207        434       577
           Utility               (153)       (85)      (419)     (362)
               Total          $ 2,687    $ 3,196    $ 9,204   $ 6,807

       UTILIZATION RATES
           AHTS <F1>            84.2%      87.4%      78.9%     75.5%
           Supply               86.7%      90.9%      85.4%     82.7%
           Mini-Supply          85.1%     100.0%      93.4%     95.1%
           Utility              60.3%      57.4%      52.6%     64.4%
               Total            79.5%      81.8%      76.1%     77.2%

       AVERAGE DAY RATES
           AHTS <F1>          $ 7,545    $ 6,203    $ 7,449   $ 6,701
           Supply               2,924      3,043      3,221     2,877
           Mini-Supply          1,630      1,726      1,645     1,677
           Utility              1,065      1,040        990     1,065
               Total          $ 3,082    $ 3,007    $ 3,257   $ 2,856

       <F1> Anchor Handling/Tug Supply Vessels


The Company's marine transportation division currently operates 39 vessels, of which 35 are owned by the Company and four are leased under long-term agreements. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. The Company had six vessels available for work in Singapore at the beginning of 1993. In April 1993, one of these vessels obtained a towage contract to the U.S., after which it was available for work in the Gulf of Mexico. A second vessel arrived in the Gulf of Mexico from Singapore in the fourth quarter of 1993. The Company operated the remaining four vessels in Singapore through a joint venture during the second half of 1993 and most of the first half of 1994. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf of Mexico. The remaining vessel, a utility boat, was sold effective June 30, 1994. During most of 1993, the Company operated two vessels offshore Brazil. One vessel returned to the Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the Gulf of Mexico in February 1994.

The Company's marine transportation segment reported a decreased operating margin for the three months ended September 30, 1994 as compared to the same period in 1993, due primarily to costs associated with moving three vessels from Singapore to the Gulf of Mexico in the third quarter of 1994. The marine transportation segment reported an increased operating margin for the nine months ended September 30, 1994 compared to the same period in 1993 due primarily to increased day rates.

Drilling activity increased in the Gulf of Mexico during 1993, causing utilization and day rates for the Company's marine transportation vessels to increase throughout 1993. However, day rates on new contracts in the Gulf of Mexico began to soften in the first half of 1994 and such softening continued into the third quarter of 1994. Management anticipates that, based on current market conditions, average marine transportation day rates, which began improving at the end of the third quarter of 1994, should average somewhat higher in the fourth quarter of 1994 as compared to the third quarter of 1994.

In the fourth quarter of 1994, the Company anticipates entering into an agreement with an unrelated third party to purchase a supply vessel, convert four utility vessels into four larger, 146-foot mini-supply vessels, and assign ownership of four utility vessels to the unrelated third party. Subsequent to this transaction, the Company would have only one utility vessel in its fleet which would be used as a training vessel. No gain or loss is anticipated on the transaction. This transaction is consistent with the Company's strategy to concentrate its fleet on the larger, more capable vessels and to exit the unprofitable utility boat market. Earlier in 1994 the Company sold one utility boat and converted another to a 146-foot mini-supply vessel. Following completion of the transaction, the Company would have a marine transportation fleet of 36 vessels consisting of six anchor handling, tug supply vessels, 21 supply boats, eight mini-supply boats and one training vessel.

TECHNICAL SERVICES OPERATIONS

Certain financial and operational information regarding the Company's technical services operations for the three and nine months ended September 30, 1994 and 1993 is summarized below (dollars in thousands):

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                   1994      1993       1994       1993

  Revenues                       $ 4,075   $ 5,467    $12,799    $14,563

  Operating margin               $   859   $   937    $ 3,935    $ 2,414

  Operating statistics:
    Jobs:
      Horizontal wells drilled        22        22         70         78
      MWD wells serviced              33        32         94         84
      Wireline services                4         9         12         24
         Total                        59        63        176        186




    Average days per job:
      Horizontal wells              23.4      28.4       22.2       24.2
      MWD wells                     12.9      16.1       16.0       14.5
      Wireline services             21.5      17.7       14.7       15.1
         Total                      17.4      20.6       18.4       18.6

    Average revenue per job:
      Horizontal wells           $ 113.3   $ 135.8    $ 109.4    $ 121.5
      MWD wells                     40.3      65.6       49.2       52.4
      Wireline services             63.3      42.1       43.3       28.6
         Total                   $  69.1   $  86.8    $  72.7    $  78.3

The Company conducts its technical services operations primarily in the Austin Chalk trend of Texas. The Company's horizontal drilling activity was fairly flat for the three and nine months ended September 30, 1994 as compared to the same periods of 1993. Operating margin was little changed for the three months ended September 30, 1994, as compared to the same period in 1993, however, operating margin increased for the nine months ended September 30, 1994 as compared to the same period in 1993 due primarily to reduced operating expenses in the first half of 1994.

In September 1994, a wholly owned subsidiary of the Company entered into an exclusive alliance agreement with Halliburton Energy Services, a division of Halliburton Company, to jointly provide coiled tubing, directional and horizontal drilling services on a worldwide basis.

In October 1994, a wholly owned subsidiary of the Company entered into an agreement with Lateral Vector Resources, Inc. ("LVR"), a Canadian company, under which LVR purchased a 30% interest in a subsidiary of the Company for $1.2 million. LVR has the option, through November 15, 1994, to purchase an additional 10% interest in the subsidiary under the same terms at which the 30% interest was purchased. The purpose of the sale was to combine forces with LVR to conduct horizontal/directional drilling services in Canada and certain areas of the U.S. The subsidiary will continue to be included in the Company's consolidated financial statements. The Company will record a gain on the sale of the 30% interest of approximately $600,000 in October 1994.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expense for the three and nine months ended September 30, 1994 increased by $2.2 million and $8.4 million,
respectively, compared  to the  same periods  in 1993.   The  increases are
primarily attributable to depreciation and amortization related to the step-up in basis of the assets acquired in the Penrod Acquisition, depreciation on four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on four additional barge drilling rigs delivered to Venezuela in July through September of 1994 and depreciation on two North Sea jackup rigs acquired in mid-February 1994. The 1994 increased depreciation was partially offset by the sale of the U.S. land rig operation effective June 30, 1994.

GENERAL AND ADMINISTRATIVE

General and Administrative expense for the three and nine months ended September 30, 1994 decreased by $765,000 and $2.8 million, respectively, compared to the same periods in 1993. The decreases are primarily attributable to the consolidation of Penrod's general and administrative functions with the Company's in 1993 following the Penrod Acquisition.

INTEREST INCOME

Interest income increased for the three and nine months ended September 30, 1994 by $446,000 and $1.2 million, respectively, compared to the same periods in 1993 due to higher average cash levels and an increase in interest rates.

INTEREST EXPENSE

Interest expense increased for the three and nine months ended September 30, 1994 by $932,000 and $1.9 million, respectively, compared to the same periods in 1993 due primarily to higher average levels of debt outstanding and an increase in interest rates.

INCOME FROM EQUITY AFFILIATES, NET

Income from Equity Affiliates, net for the nine months ended September 30, 1994 consists of the Company's 50% share of the earnings (loss) of a Mexican joint venture formed in June 1993 to operate a jackup rig in the Gulf of Mexico and a joint venture in Singapore formed in August 1993 to operate marine vessels in Southeast Asia. The Singapore joint venture was terminated in May 1994. Income from Equity Affiliates, net for the three months ended September 30, 1994 consists solely of the Company's portion of the Mexican joint venture's operations.

OTHER, NET

Other, net for the three months ended September 30, 1994 consists primarily of net gains related to the sale of miscellaneous equipment. Other, net for the nine months ended September 30, 1994 consists primarily of foreign currency translation losses and the loss on the sale of the Company's U.S. land rig operations. These losses were offset, in part, by net gains on the sale of miscellaneous equipment and net gains related to equipment lost downhole for which the customer reimbursement exceeded the net book value of the equipment lost.

PROVISION FOR INCOME TAXES

The Company recorded income tax provisions of $685,000 and $2.9 million for the three and nine months ended September 30, 1994, respectively, as compared to $2.1 million and $5.8 million for the three and nine months ended September 30, 1993, respectively. The 1994 provisions include U.S. alternative minimum taxes and current and deferred foreign taxes primarily related to the Company's operations in Venezuela. A charge against earnings of $1.0 million was recorded during the three and nine months ended September 30, 1994 to increase the Company's deferred income tax liability due to the increase in the Venezuela tax rate from 30% to 34%, effective January 1, 1995. The income tax provision was decreased by $1.0 million during the three and nine months ended September 30, 1994 due to a reduction in the deferred tax asset valuation allowance as management considers it more likely than not that certain additional U.S. net operating losses will be utilized prior to their expiration. The 1993 provisions were primarily related to deferred foreign taxes in Venezuela and the United Kingdom.

At September 30, 1994, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $328.9 million, $193.9 million, and $3.6 million, respectively.

MINORITY INTEREST

Minority Interest for the three and nine months ended September 30, 1994 decreased by $1.4 million and $3.3 million, respectively, compared to the same periods in 1993. The minority interest charges for 1994 relate to the minority shareholder's interest in the net income of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). The 1993 charges include the minority shareholders interest in the net income of Caribbean and $975,000 and $4.0 million for the three and nine months ended September 30, 1993, respectively, for the preacquisition earnings related to the 63.7% of Penrod which the Company did not own prior to the Penrod Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated statement of cash flows for the nine months ended September 30, 1993 does not include the cash provided by operating activities of Penrod nor the cash flows from Penrod's investing and financing activities prior to the Penrod Acquisition.

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1994 and 1993 are as follows (in thousands):
                                          1994       1993

          Cash Flow from Operations     $ 78,943   $ 36,577
          Capital Expenditures           137,596     69,405

Cash flow from operations increased $42.4 million in the first nine months of 1994 compared to the same period in 1993. The improved cash flow is primarily a result of improved operations and the contribution from the cash flow of the ex-Penrod operations.

The Company's capital expenditures for the nine months ended September 30, 1994 consisted principally of $59.7 million towards the construction of four barge drilling rigs delivered for operation in Venezuela in July through September of 1994, $55.7 million for the purchase of two jackup rigs located in the North Sea, $18.1 million for contract drilling equipment and $4.1 million for other equipment, primarily for marine transportation vessels and technical services operations. Management anticipates that capital expenditures in 1994 will total approximately $30.0 million for existing operations and upgrades, $64.0 million towards the construction of the four barge drilling rigs and $55.7 million for the purchase of the two jackup rigs located in the North Sea.

FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1994 and December 31, 1993 are summarized below (in thousands, except percentages):

                                         SEPTEMBER 30,  DECEMBER 31,
                                             1994          1993

        Long-term Debt                     $169,528      $125,983
        Total Capital                       651,535       580,885
        Long-term Debt to Total Capital       26.0%         21.7%

In November 1993, Caribbean signed four separate five-year contracts with Lagoven, a subsidiary of the Venezuelan national oil company, to operate four additional barge drilling rigs on Lake Maracaibo in Venezuela. In December 1993, a subsidiary of the Company entered into a financing arrangement with a subsidiary of a Japanese corporation in connection with the construction of the four barge drilling rigs which were completed in July through September of 1994. Upon completion of construction of the barge drilling rigs, the interim construction loans were repaid from the proceeds of four secured term loans, totalling $78.8 million, made by the Japanese corporation to a subsidiary of Caribbean. The five year term loans bear interest at fixed rates ranging from 9.1% to 9.8%, repayable in 60 equal monthly installments of principal and interest. The term loans are each secured by a specific barge drilling rig, which rigs together had a combined net book value of approximately $75.0 million at September 30, 1994, and the charter contract on each rig. The secured term loans are without recourse to the Company. Under the terms of the Lagoven contracts, the barges will earn day rates which the Company believes will be sufficient to fully amortize the loans.

In December 1993, a subsidiary of the Company entered into a $100.0 million loan arrangement with a group of international banks. The facility consisted of a $60.0 million secured term loan and a $40.0 million revolving line of credit. Proceeds of the secured term loan were used to repay a revolving credit agreement and existing term loans of Penrod. The revolver is reduced semi-annually by $1.0 million over five years with the final $30.0 million line expiring at the end of the five year term. The facility carries a floating interest rate, which was 7.25% at September 30, 1994. The revolver portion of the facility was undrawn at September 30, 1994.

In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures which were originally due July 1, 1995. The Company's cash reserves were used to redeem the convertible subordinated debentures.

In July 1994, the Company announced that it would redeem the 2,839,110 outstanding shares of the Company's $1.50 Cumulative Convertible
Exchangeable Preferred Stock ("$1.50 Preferred Stock") in August 1994. Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock, based on the $25.00 liquidation preference and the $14.00 conversion price per share of the $1.50 Preferred Stock. Such conversion resulted in the issuance of 5,012,762 shares of the Company's common stock.

Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares for cash.

The Company's liquidity position at September 30, 1994 and December 31, 1993 is summarized in the table below (in thousands, except ratios):

                                  SEPTEMBER 30,   DECEMBER 31,
                                      1994            1993
        Cash and Short-Term
          Investments               $134,796        $128,060
        Working Capital              120,415         127,105
        Current Ratio                    2.5             2.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facilities and the Company's working capital should be sufficient to fund the Company's debt and capital additions for the next twelve months.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits and Exhibit Index

         Exhibit
           No.
         _______

          * 27      Financial Data Schedule






         ____________________

          * filed herewith

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   ENERGY SERVICE COMPANY, INC.




Date:    November 10, 1994         /s/  C, CHRISTOPHER GAUT
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. MALONE
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer

                               EXHIBIT INDEX


                                                               SEQUENTIALLY
                                                                 NUMBERED
EXHIBIT                                                          DOCUMENT
  NO.                            DOCUMENT                          PAGE

  27             Financial Data Schedule                            25