Form 10-K
period 1994-12-31
ENERGY SERVICE COMPANY INC
filed 1995-03-17
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K
                      ________________________________
          (Mark One)
     [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994
                                     OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  . . . . . . . . . . to . . . . . . . . . .

                       Commission File Number 1-8097
                        Energy Service Company, Inc.
           (Exact name of registrant as specified in its charter)

             DELAWARE                                      76-0232579
   (State or other jurisdiction                         (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                            2700 Fountain Place
                              1445 Ross Avenue
                        Dallas, Texas   75202-2792
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:   (214) 922-1500

        Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                      WHICH REGISTERED
    Common Stock, par value $.10               American Stock Exchange
   Preferred Share Purchase Right              American Stock Exchange
$1.50 Cumulative Convertible Exchangeable      American Stock Exchange
Preferred Stock, $25.00 Stated and
    Redemption Value

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        [ X ]





As of March 13, 1995, 60,413,780 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the American Stock Exchange on March 13, 1995 of $14.125) of Energy Service Company, Inc. held by nonaffiliates of the registrant at that date was approximately $853,344,643.


                    DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1994, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

                             TABLE OF CONTENTS

                                                                      PAGE
PART  ITEM 1.      BUSINESS . . . . . . . . . . . . . . . . . . . .     1
I                  Overview and Operating Strategy  . . . . . . . .     1
                   Recent Events  . . . . . . . . . . . . . . . . .     1
                   Contract Drilling Operations . . . . . . . . . .     1
                   Marine Transportation Operations . . . . . . . .     3
                   Technical Services Operations  . . . . . . . . .     3
                   Discontinued Operations  . . . . . . . . . . . .     4
                   Segment Information  . . . . . . . . . . . . . .     4
                   Major Customers  . . . . . . . . . . . . . . . .     5
                   Industry Conditions  . . . . . . . . . . . . . .     5
                   Governmental Regulation  . . . . . . . . . . . .     7
                   Environmental Matters  . . . . . . . . . . . . .     7
                   Operational Risks and Insurance  . . . . . . . .     7
                   International Operations . . . . . . . . . . . .     8
                   Executive Officers of the Registrant . . . . . .     8
                   Employees  . . . . . . . . . . . . . . . . . . .     9
      ITEM 2.      PROPERTIES . . . . . . . . . . . . . . . . . . .    10
                   Contract Drilling  . . . . . . . . . . . . . . .    10
                   Marine Transportation  . . . . . . . . . . . . .    11
                   Technical Services . . . . . . . . . . . . . . .    12
                   Other Property . . . . . . . . . . . . . . . . .    12
      ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . .    12
      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS  . . . . . . . . . . . . . . . . . . . .    13

PART  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
II                 RELATED STOCKHOLDER MATTERS  . . . . . . . . . .    14
      ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA . . . . . .    15
      ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS  . . . . . .    16
                   Business Environment . . . . . . . . . . . . . .    16
                   Results of Operations  . . . . . . . . . . . . .    17
                   Liquidity and Capital Resources  . . . . . . . .    23
                   Other Matters  . . . . . . . . . . . . . . . . .    25
      ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . .    26
      ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . .    50

PART  ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
III                COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                   RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .    50

PART  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV                 REPORTS ON FORM 8-K  . . . . . . . . . . . . . .    51

      SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .    72

                                   PART I


ITEM 1. BUSINESS

     OVERVIEW AND OPERATING STRATEGY

Energy Service Company, Inc. ("ENSCO" or the "Company") is an international contract drilling company that also provides related oilfield services. The Company's compliment of offshore drilling rigs includes 23 jackup and 10 barge rigs. The Company also provides marine transportation services and horizontal and directional drilling services. The Company's three business lines are integral to the exploration, development and production of oil and gas.

Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs. This strategy was exemplified by the Company's acquisition of the remainder of Penrod Holding Corporation ("Penrod") in August 1993 and the expansion of the Company's Venezuelan rig fleet during 1993 and 1994 with the delivery of four new barge drilling rigs in each year. The Company also added two harsh environment jackup rigs to its North Sea fleet in 1994. In addition, the Company has acquired and established businesses which provide products and services complementary to the drilling business. The Company has built its marine transportation fleet to 35 vessels operating in the Gulf of Mexico. The Company's technical drilling services division, which operates primarily in the Austin Chalk trend of South and Central Texas, and to a lesser extent in Canada and the North Sea, is a leading provider of horizontal drilling services to the industry.

With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management does not believe will meet the Company's standards for financial performance. During 1994, the Company exited the land rig business with the sale of all twelve domestic and three of its four foreign land rigs. In 1993, substantially all of the Company's supply business was sold in keeping with the Company's decision to concentrate on expanding its contract drilling and marine transportation operations.

The Company (formerly Blocker Energy Corporation) was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is (214) 922-1500.

     RECENT EVENTS

On January 25, 1995,  ENSCO Drilling Company, a wholly-owned  subsidiary of the Company, entered into a letter of intent with the 30% minority interest partner in ENSCO Drilling (Caribbean), Inc. ("Caribbean") under which ENSCO Drilling Company will purchase half of the minority interest partner's
shareholdings  in Caribbean.   The purchase  price to  be paid  for the 15%
interest in Caribbean is based on Caribbean's future operating activity and proceeds from any future sale of Caribbean's rigs. The agreement, which is





effective January 1, 1995, increases ENSCO Drilling Company's interest in Caribbean from 70% to 85%.

     CONTRACT DRILLING OPERATIONS

The Company's contract drilling operations are conducted by its wholly owned subsidiaries, ENSCO Offshore Company, ENSCO Offshore U.K. Limited, ENSCO Netherlands Ltd. and ENSCO Drilling Company ("the Subsidiaries"). The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major and independent oil companies. ENSCO Offshore Company currently owns 20 jackup drilling rigs of which 18 are located in the Gulf of Mexico and two are in the North Sea. ENSCO Offshore U.K. Limited owns and operates three jackup drilling rigs in the North Sea.

In February 1994, ENSCO Offshore Company purchased two jackup rigs located in the North Sea and simultaneously entered into bareboat charter agreements with the seller for an initial twelve month period. The purchase price consisted of $50.0 million paid at closing and an additional $6.0 million which was to be credited against the bareboat charter payments during the last four months of the initial bareboat charter agreements. The bareboat charter agreements were not extended beyond the initial twelve month period and the Company made a payment of $1.8 million to the seller, in December 1994, for the remainder of the deferred purchase payment, net of bareboat charter payments due to the Company through the end of the twelve month bareboat charter period. The drilling contracts for the two rigs have been assigned to the Company as of January 1, 1995. Under such contracts, the rigs work for the joint venture of major oil and gas exploration companies for whom the rigs operated during the term of the bareboat charter agreements.

ENSCO Drilling Company conducts contract drilling operations through its ownership interest in Caribbean. Caribbean and its subsidiary own and operate ten barge drilling rigs on Lake Maracaibo, Venezuela for Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company. Caribbean has also managed barge drilling rigs owned by Lagoven. Four of Caribbean's ten barge drilling rigs were constructed in 1994 in order to fulfill four separate five-year drilling contracts with Lagoven. All four barge drilling rigs commenced drilling operations in the third quarter of 1994.

In the third quarter of 1994, the Company mobilized its jackup rig located in Brazil to the Gulf of Mexico. After undergoing modifications the rig began operating in the Gulf of Mexico during the fourth quarter of 1994. In the fourth quarter of 1994 the Company commenced the mobilization of its jackup rig from Dubai to the Gulf of Mexico. The rig is currently in a shipyard for modifications and will be available to commence operations in the second quarter of 1995.

The Company's contract drilling services and equipment are used in connection with the process of drilling and completing oil and gas wells. Demand for the Company's drilling services is based upon many factors over which the Company has no control, including the market price of oil and gas, the stability of such prices, the production levels and other





activities of OPEC and other oil and gas producers, the regional supply and demand for natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. These factors, in turn, will affect the level of drilling and production activity.

The drilling services provided by the Company are conducted on a contract basis. The Company may be asked to provide drilling services on a "daywork", "footage" or "turnkey" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well and the customer bears a major portion of the out-of-pocket costs of drilling. The customer may pay the cost of moving the equipment to the job site and assembling and dismantling the equipment. In some cases, the Company provides drilling services on a daywork contract basis with additional incentive compensation earned for completion of drilling activity ahead of budgeted targets set by the customer. Under footage contracts, the Company is paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well. The Company pays more of the out-of-pocket costs associated with footage contracts than with daywork contracts. Under turnkey contracts, the Company agrees to drill a well to a specified depth for a fixed price. The Company generally operates on a daywork basis since footage and turnkey contracts involve a higher degree of risk to the Company and normally entail greater variations in profitability. However, where it considers risks to be manageable, the Company has operated under turnkey or footage contracts due to the potential for higher profits.

During the past several years, contracts have typically been short-term, particularly in the U.S. Accordingly, the Subsidiaries have had no material backlog of contracts for their drilling services in recent years. However, due to extension clauses included in the contracts, approximately 75% of the Company's rigs have worked for the same operator for greater than six months and over 50% of the Company's rigs have worked for the same operator for longer than one year. The backlog of business for the Subsidiaries at March 1, 1995 was approximately $45.3 million compared to a $55.0 million backlog level in February 1994. The Company's subsidiary in Venezuela, Caribbean, has a number of term contracts, most of which terminate in 1998 and 1999, with a backlog as of March 1, 1995 of approximately $212.8 million, compared to a backlog of approximately $266.0 million in February 1994.

The contract drilling business is highly competitive and, in recent years, has suffered from a substantial oversupply of drilling rigs. ENSCO competes with other drilling contractors on the basis of quality of service, price, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but drilling rigs are mobile and may be moved from one region to another in response to demand. Drilling operations are generally conducted throughout the year with some seasonal declines in winter months.

     MARINE TRANSPORTATION OPERATIONS

The Company conducts  its marine transportation operations through a wholly
owned  subsidiary,   ENSCO  Marine  Company  ("ENSCO   Marine"),  based  in
Broussard, Louisiana.





ENSCO Marine entered the marine transportation business in March 1988 with the acquisition and refurbishment of 14 supply vessels. Between September 1989 and April 1990, ENSCO Marine took delivery of four additional 184-foot supply vessels that are operated pursuant to long-term operating lease agreements. In January 1991, the Company acquired the 20 vessel Argosy Offshore Ltd. fleet. In August 1993, the Company acquired two additional marine vessels in the Penrod acquisition. In November 1994, ENSCO Marine acquired a supply vessel and contracted to modify four existing vessels, as discussed below.

During 1992, the Company mobilized six marine vessels to Singapore for work possibilities. Two of the vessels returned to the Gulf of Mexico in 1993. The Company operated the remaining four vessels in Singapore through a joint venture beginning in August 1993. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf of Mexico. The remaining vessel, a utility boat, was sold effective June 30, 1994. During most of 1993 the Company operated two anchor handling vessels offshore Brazil. One vessel returned to the Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the Gulf of Mexico in February 1994. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger, 146-foot mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. This transaction was consistent with the Company's strategy to concentrate its fleet on the larger, more capable vessels and to exit the unprofitable utility boat market. Earlier in 1994, the Company converted another utility boat to a mini-supply vessel. Including the four utility vessels currently being converted into mini-supply vessels, the Company has a marine transportation operating fleet of 35 vessels consisting of six anchor handling tug supply vessels, 21 supply vessels and eight mini-supply vessels. The Company continues to own one utility vessel which is used for training purposes only.

The Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations. Demand for these services is largely dependent on the factors affecting the level of activity in the offshore oil and gas industry.

The Company's six anchor handling tug supply ("AHTS") vessels ordinarily support semi-submersible drilling rigs and large offshore construction projects or provide towing services. The 21 supply vessels and eight mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. All of the Company's marine transportation operating vessels have liquid mud handling capabilities which management believes enhance their marketability. The Company's vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice. At March 1, 1995, ENSCO Marine had a backlog of contracts for its services of approximately $4.2 million compared to $6.4 million for such services in February 1994.

ENSCO  Marine competes  with  numerous vessel  operators  on the  basis  of





quality of service, price, vessel suitability and availability and reputation. Some of the vessel operators with whom the Company competes have larger fleets of vessels and have longer operating histories than the Company. Marine transportation operations are conducted throughout the year, but some reductions in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities.

     TECHNICAL SERVICES OPERATIONS

In the first quarter of 1988, the Company's wholly owned subsidiary, ENSCO Technology Company ("ENSCO Technology"), commenced providing horizontal drilling services to the petroleum industry. Horizontal drilling technology has attracted increased interest by the oil and gas industry due to the potential for significantly enhancing the recovery of oil and gas from certain types of producing reservoirs.

In 1990, the Company augmented its horizontal drilling capabilities with the addition of measurement while drilling ("MWD") equipment. MWD tools provide directional and locational readings (i.e., borehole inclination, azimuth and toolface direction) on a real time basis to the drillers. Some of the Company's MWD tools have been upgraded to include gamma ray sensors which provide a real time reading of lithological formation characteristics allowing the driller to know when the drill bit has entered the producing formation and whether it is remaining within the formation as the horizontal drilling equipment follows the formation's undulations.

ENSCO Technology has also developed horizontal drilling applications utilizing coiled tubing and slimhole drilling motors. Both of these applications can be employed in depleted vertical wells in existing oil and gas fields that are still productive, facilitating the recovery of additional reserves previously not economically recoverable.

The technical services industry is highly competitive. Demand is largely dependent upon drilling activity in certain geographical regions where oil and gas production can be enhanced through horizontal drilling and MWD services. The Company competes against numerous suppliers of horizontal drilling and MWD services on the basis of quality of service, price, equipment suitability and availability, technical performance and reputation. Several suppliers with whom the Company competes have substantially greater financial resources than the Company and develop and manufacture their own motors and equipment. However, by using multiple sources of technology and tools, the Company is able to focus on quality performance of its services.

The Company's technical services operations are presently conducted in the U.S., Canada and the North Sea. During 1992 the Company expanded internationally into Ecuador and Abu Dhabi in response to the downturn in U.S. horizontal drilling activity. The Company terminated operations in these two countries in 1993 due to the completion of contracts and lack of profitability. In 1994, the U.S. and Canada were targeted for horizontal drilling/MWD services and the North Sea was targeted for coiled tubing services.





ENSCO Technology does not have a significant backlog for its services due to the generally short duration of its contracts, with most jobs lasting less than 30 days.

     DISCONTINUED OPERATIONS

In 1993, the Company completed a series of transactions that resulted in the sale of substantially all of the Company's supply segment. In 1990, the Company adopted plans to discontinue its oil and gas operations and seek a buyer for its oil and gas assets. As of December 31, 1994, the Company had sold substantially all assets of its discontinued operations.

     SEGMENT INFORMATION

The  following   table  provides  operational  information   regarding  the
Company's contract drilling, marine transportation and technical services operations for the five years ended December 31, 1994:





                                                        1994 <F1>     1993 <F1>      1992 <F1>      1991 <F2>      1990 <F2>
                                                        --------      ---------      ---------      ---------      ---------
Offshore Drilling Rig Utilization and Day Rates
  Utilization:
     Jackup rigs
         United States    . . . . . . . . . . . . .          91%            97%            61%            96%            98%
         International  . . . . . . . . . . . . . .          63%            62%            60%          --             --
              Total jackup rigs   . . . . . . . . .          83%            84%            61%            96%            98%
     Barge drilling rigs - Venezuela  . . . . . . .         100%           100%           100%           100%           100%
         Total    . . . . . . . . . . . . . . . . .          87%            87%            64%            98%            99%

Average day rates:
     Jackup rigs
         United States    . . . . . . . . . . . . .     $ 21,531      $ 20,035       $ 13,118       $ 15,280       $ 13,447
         International  . . . . . . . . . . . . . .       24,765        25,715         26,959           --             --
              Total jackup rigs   . . . . . . . . .       22,269        21,572         18,122         15,280         13,447
     Barge drilling rigs - Venezuela  . . . . . . .       16,413        15,432         11,332         10,342          7,719
         Total    . . . . . . . . . . . . . . . . .     $ 20,539      $ 20,281       $ 17,201       $ 12,992       $ 11,513

Marine Fleet Utilization and Day Rates <F3>
     Utilization:
         AHTS <F4>  . . . . . . . . . . . . . . . .          81%            76%            56%            71%            79%
         Supply   . . . . . . . . . . . . . . . . .          86%            84%            61%            74%            92%
         Mini-supply  . . . . . . . . . . . . . . .          93%            95%           100%            99%          --
             Total  . . . . . . . . . . . . . . . .          86%            84%            64%            77%            89%

     Average day rates:
         AHTS <F4>  . . . . . . . . . . . . . . . .    $  7,686       $  6,987       $  6,309       $  4,417       $  4,114
         Supply   . . . . . . . . . . . . . . . . .       3,173          3,039          2,047          2,482          2,847
         Mini-supply  . . . . . . . . . . . . . . .       1,663          1,677          1,133          1,348           --
             Total  . . . . . . . . . . . . . . . .    $  3,826       $  3,559       $  2,669       $  2,585       $  3,102

Technical Services Information
     Jobs:
         Drilling   . . . . . . . . . . . . . . . .          93            105            111            156            148
         Guidance   . . . . . . . . . . . . . . . .         132            151             87            120             90
              Total . . . . . . . . . . . . . . . .         225            256            198            276            238

     Average days per job:
         Drilling   . . . . . . . . . . . . . . . .        21.7           23.3           19.0           20.7           20.7
         Guidance   . . . . . . . . . . . . . . . .        15.9           14.6           14.8           15.0           10.4
              Total . . . . . . . . . . . . . . . .        18.3           18.2           17.2           18.2           16.8

     Average revenue per job (in thousands):
         Drilling   . . . . . . . . . . . . . . . .    $  108.1       $  114.2       $  106.2       $  126.8       $   144.4
         Guidance   . . . . . . . . . . . . . . . .        49.0           45.2           38.8           44.1            30.0
              Total . . . . . . . . . . . . . . . .    $   73.4       $   73.5       $   76.6       $   90.9       $   101.2






<F1>  Offshore Drilling  Rig and  Marine Fleet  information includes  Penrod rigs and vessels acquired in 1993.
<F2>  Offshore Drilling  Rig and  Marine Fleet  information excludes  Penrod rigs and vessels acquired in 1993.
<F3>  Excludes utility vessels.   As of  December 31,  1994, the Company  no
      longer has utility vessels available for work.
<F4>  Anchor handling tug supply vessels.


/TABLE

Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 14 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     MAJOR CUSTOMERS

The Company provides its services to a broad customer base which includes major international oil companies, government owned oil companies and independent domestic oil producers.

During 1994, aggregate revenues provided to the Company's contract drilling operations by Lagoven were $48.2 million, or 18%, of total revenues. Additionally, revenues of $35.3 million, or 13%, of total revenues were provided to the Company by Exxon Corporation, with $33.7 million from contract drilling operations, $1.4 million from marine transportation operations and the remainder from technical services operations.

     INDUSTRY CONDITIONS

The Company's level of business activity and its corresponding operating results are significantly affected by the worldwide level of expenditures for oil and gas drilling, particularly in the Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the United States and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and future pricing of oil and natural gas.

Since the peak in domestic drilling activity of 4,500 rigs operating in December 1981, as reported by Baker Hughes, the rig count has trended down with several periods of brief recovery until the count reached 596 rigs operating in June 1992, the lowest count since World War II. An improvement in natural gas prices in 1992 and 1993 resulted in the rig count increasing, especially in the Gulf of Mexico. The increased activity levels generally continued throughout 1993 and into 1994, causing the Company's revenues and operating margins to improve. However, the
Company's day rates in the Gulf of Mexico declined throughout 1994, although remaining higher on average than in 1993, as a number of competitors' rigs were mobilized to the Gulf of Mexico and as domestic natural gas prices weakened. Gulf of Mexico average utilization for jackup rigs, which is the type of rig the Company operates, decreased only marginally in 1994 to 79% from 80% in 1993, although the total average number of jackup rigs available increased to 136 in 1994 compared to 116 in 1993.

During the first two months of 1995 the Gulf of Mexico rig count has declined due to a slowdown in demand caused by reduced natural gas prices. Demand has also declined in the first two months of 1995 as a result of the





normal decline in drilling activity due to poorer weather conditions and drilling budgeting cycles after a peak is normally reached in the fourth quarter of each year as oil and gas operators endeavor to complete planned programs by year end. Gulf of Mexico jackup rig industry utilization was 63% on March 1, 1995. If domestic natural gas prices remain weak or decline further, management anticipates that drilling activity in the Gulf of Mexico will be adversely affected during 1995. Average Gulf of Mexico jackup day rates similar to the type the Company operates are currently in the range of $14,000 - $21,000 compared to $18,000 - $24,000 approximately one year ago.

Oil and natural gas prices have remained volatile for many years. As described above, changes in oil and gas prices can have significant effects on the Company's business. Spot natural gas prices have remained under pressure throughout 1994 and into 1995. Spot natural gas prices were $2.05 per mcf at the beginning of 1994, $2.02 per mcf at mid-year 1994 and ended 1994 at $1.55 per mcf. Spot natural gas prices were $1.46 as of March 1, 1995. Crude oil prices increased in 1994 fueled by worldwide economic growth and have remained strong in 1995. Oil prices were $14.35 per barrel at the beginning of 1994, $18.85 per barrel at mid-year and $17.80 per barrel at the end of 1994. Oil prices were $18.35 per barrel as of March 1, 1995. General industry expectations currently provide that both crude oil and natural gas prices will remain volatile with crude oil prices in the $15 - $19 per barrel range and gas prices in the $1.40 - $2.00 per mcf range in 1995.

The North Sea market experienced a decline in rig supply during 1994, with a total of 89 rigs available in January 1994 and 78 available in December 1994. As of March 1, 1995, 77 rigs were available in the North Sea market. Demand also declined during 1994 with the number of rigs under contract in January 1994 and December 1994 at 67 and 58, respectively. The number of rigs contracted remained at 58 as of March 1, 1995. The standard jackup rig day rates in the North Sea for the type of jackup rigs the Company owned showed little movement in 1994 with day rates ranging from $23,000 to $27,000 at the beginning of the year and $24,000 to $28,000 at the end of 1994.

Demand for standard jackup rigs in the North Sea has strengthened during the first two months of 1995 and is likely to continue throughout 1995. North Sea jackup demand is expected to exceed supply in the second half of 1995. As a result, day rates for standard jackup rigs have experienced an increase during the first two months of 1995, with the range now standing at $30,000 to $40,000. The Company has three-fifths of its North Sea fleet operating under contracts where the contractual day rate is tied to general market rates. As such, the day rates received under these contracts are expected to strengthen in 1995 unless a significant number of rigs are moved to the North Sea from other areas.

The marine  transportation industry  is highly competitive  and utilization
rates   for  vessels   vary  significantly,   depending  on   drilling  and
construction activity.    Demand is largely dependent on  offshore drilling
activity of new wells or the workover of older wells. Therefore, when oil and gas prices declined during the 1980's, the demand for vessels was significantly reduced. Beginning in the fourth quarter of 1992, increased





drilling activity in the Gulf of Mexico caused utilization and day rates for marine transportation vessels to increase. The activity level for marine transportation vessels in the Gulf of Mexico, which is tied to the level of oil and gas drilling activity, increased throughout 1993 and remained fairly stable in 1994. The average number of vessels operating in the Gulf of Mexico increased to 264 in 1994 from 247 in 1993 with average utilization of 89% and 86% for 1994 and 1993, respectively. Gulf of Mexico oilfield supply vessel utilization was approximately 83% on March 1, 1995. The Company anticipates that, based on lower domestic natural gas prices, the Gulf of Mexico market may experience some softening during 1995.

Horizontal drilling activity in the Austin Chalk of Texas, where the Company's technical services activities are concentrated, remained steady in 1994 as compared to the 1993 activity levels. Activity levels in 1993 increased over the depressed 1992 activity levels. Accompanying the steady level of 1994 activity was marginally higher pricing for the Company's services.

The Company will primarily focus on opportunities in the U.S., and to a lesser extent Canada and the North Sea, for its technical services segment in 1995. To date in 1995, domestic market conditions for the Company's technical services segment have remained consistent with the activity level in the second half of 1994 and there are no indications of substantial improvement in horizontal drilling activity during 1995.

Additional information regarding industry conditions and industry utilization rates is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

      GOVERNMENTAL REGULATION

The Company's businesses are affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry.

The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to report certain information about the hazardous materials used in its operations to employees, state and local government authorities, and local citizens.

     ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or
otherwise  relating to  the  protection  of  the  environment.    Laws  and





regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment in the course of the Company's operations, although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's areas of operation or impose environmental protection requirements that materially increase the costs of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

     OPERATIONAL RISKS AND INSURANCE

Contract drilling and oil and gas operations are subject to various risks including blowouts, craterings, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company's marine transportation operations are subject to various risks, which include property and environmental damage and personal injury. The Company generally insures its drilling rigs, marine transportation vessels and other equipment for amounts not less than the estimated fair market value thereof. The Company also maintains liability insurance coverage in amounts and scope which management believes are comparable to the levels of coverage carried by other energy service companies. To date, the Company has not experienced difficulty in obtaining insurance coverage. While the Company believes its insurance coverages are customary for the energy service industry, the occurrence of a significant event not fully insured against could have a material adverse effect on the Company's financial position.

     INTERNATIONAL OPERATIONS

The Company conducts certain of its international drilling and marine transportation operations through joint ventures or similar arrangements with local entities. Further, the Company generally staffs its international operations extensively with local nationals. Management believes these methods of operation have enabled the Company to penetrate international markets and better obtain contracts.

The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company





operates and fluctuations in international economies. To lessen the risk of possible future adverse developments outside the United States, the Company, in some instances, enters into contracts for indemnification from operators for whom drilling services are being performed.

The Company's international operations face the additional risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls to regulate international currency exchange. Historically, the Company has been able to limit these risks by obtaining compensation in United States dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of blocked currency to amounts which match its expenditure requirements in local currencies.

The Venezuelan currency experienced significant devaluation in the first half of 1994 and the Venezuelan government established policies to control the exchange rate of the Venezuelan currency and severely restricted the conversion of Venezuelan currency to U.S. dollars. To date, Caribbean has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports and the contractual protection available to Caribbean if U.S. dollar payments are not made.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company:

 NAME                        AGE    POSITION WITH THE COMPANY

 Carl F. Thorne               54    Chairman of the Board, President,
                                    Chief Executive Officer and Director
 Richard A. Wilson            57    Senior Vice President, Chief Operating
                                    Officer and Director

 Marshall Ballard             52    Vice President - Business Development

 William S. Chadwick, Jr.     47    Vice President - Administration and
                                    Secretary
 C. Christopher Gaut          38    Vice President - Finance, Treasurer
                                    and Chief Financial Officer

 H. E. Malone                 51    Vice President - Controller and Chief
                                    Accounting Officer

 Martin Oudshoorn             56    Vice President - Engineering





Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each during the past five years.

Carl F. Thorne has been a director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from the University of Texas and a Juris Doctorate Degree from Baylor University College of Law. He lives in Dallas, Texas.

Richard A. Wilson has been a director of the Company since June 1990. Mr. Wilson joined the Company in July 1988 and was elected President of ENSCO Drilling Company in August 1988. Mr. Wilson was elected Senior Vice President - Operations of the Company in October 1989 and to his present position in June 1991. Mr. Wilson holds a Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming. He lives in Dallas, Texas.

Marshall Ballard joined the Company in connection with the acquisition of Penrod Holding Corporation and was elected Vice President of Business Development in August 1993. From September 1977 through August 1993, Mr. Ballard served in various capacities as an employee of Penrod Holding Corporation, most recently as President. Mr. Ballard holds a Bachelor of Arts Degree in History from the University of North Carolina and a Law Degree from Tulane University.

William S. Chadwick, Jr. joined the Company as Director of Administration in June 1987, has been a Vice President of the Company since July 1988 and was elected Secretary of the Company in May 1993. Mr. Chadwick holds a Bachelor of Science Degree in Industrial Management from the University of Pennsylvania.

C. Christopher Gaut joined the Company in December 1987 and was elected Treasurer and Chief Financial Officer in February 1988 and Vice President - Finance in January 1991. Mr. Gaut holds a Bachelor of Arts Degree in Engineering Science from Dartmouth College and a Master of Business Administration Degree in Finance from The Wharton School of the University of Pennsylvania.

H. E. Malone joined the Company in August 1987 and was elected Controller and Chief Accounting Officer in January 1988 and Vice President - Controller and Chief Accounting Officer in February 1995. Mr. Malone holds Bachelor of Business Administration Degrees from the University of Texas and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

Martin Oudshoorn  joined the Company  as Manager of Engineering in February
1991  and was elected Vice President -  Engineering in February 1994.  From
June  1964 through January 1991, Mr. Oudshoorn was employed by Sedco-Forex, the contract drilling division  of Schlumberger Technology Corporation, and
served  in  various  capacities   including  Assistant  Vice  President  of
Engineering. Mr. Oudshoorn holds a Degree in Mechanical Engineering from the Municipal Technical College in The Hague, Holland. In October 1990,





Mr. Oudshoorn became a naturalized citizen of the United States.

Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

     EMPLOYEES

The Company had approximately 2,300 full-time employees worldwide as of March 1, 1995. In addition, the Company employs local personnel in foreign countries to work on rigs on a job-by-job basis. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.





ITEM 2. PROPERTIES

     CONTRACT DRILLING

The following table sets forth as of March 1, 1995 certain information regarding the offshore drilling rigs owned by the Company:

                                                   JACKUP RIGS

                                                                        WATER DEPTH
RIG NAME          BUILT        RIG DESIG          RIG TYPE             /RATED DEPTH         LOCATION         STATUS
ENSCO 63          1977         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 64          1974         MLT 53             SLOT-SD-Z            250 /30,000            GOM             A
ENSCO 67<F1>      1976         MLT 84             SLOT-SD-Z            300 /30,000            GOM             A
ENSCO 68          1976         MLT 84             SLOT                 350 /30,000            GOM             A
ENSCO 69          1976         MLT 84             SLOT-TD <F2>         400 /30,000  <F2>      GOM             S
ENSCO 70          1981         HITACHI-300        CANT-TD-Z            250 /25,000            NS              A
ENSCO 71          1982         HITACHI-300        CANT-TD-Z            225 /25,000            NS              SC
ENSCO 80          1978         MLT 116            CANT-TD-Z <F2>       225 /25,000            NS              SC
ENSCO 81          1979         MLT 116            CANT-TD-Z <F2>       350 /25,000  <F2>      GOM             SC
ENSCO 82          1979         MLT 116            CANT-TD              300 /25,000            GOM             A
ENSCO 83          1979         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 84          1981         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 85          1981         MLT 116            CANT-TD-Z <F2>       225 /25,000            NS              SC
ENSCO 86          1981         MLT 82 SD          CANT-TD-Z            250 /30,000            GOM             A
ENSCO 87          1982         MLT 116            CANT-TD              350 /25,000            GOM             A
ENSCO 88          1982         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 89          1982         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 90          1982         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 92          1982         MLT 116            CANT-SD-Z            225 /25,000            NS              A
ENSCO 93          1982         MLT 82 SD          CANT-TD              250 /25,000            GOM             A
ENSCO 94          1981         HITACHI-250        CANT-TD-Z            250 /25,000            GOM             A
ENSCO 95          1981         HITACHI-250        CANT-TD              250 /25,000            GOM             A
ENSCO 99          1985         MLT 82 SD          CANT-TD-Z            250 /30,000            GOM             A

<F1>    Owned through a 50% joint venture
<F2>    Upon completion of upgrade

/TABLE

                                                       BARGE DRILLING RIGS

                                                              RATED
          RIG NAME          BUILT         DRAWWORKS           DEPTH          LOCATION               STATUS
         ENSCO V             1982          GD1100E            15,000         VENEZUELA                A
         ENSCO VI            1991          GD1100E            15,000         VENEZUELA                A
         ENSCO VII           1993          N 840E             20,000         VENEZUELA                A
         ENSCO VIII          1993          I 1700E            20,000         VENEZUELA                A
         ENSCO IX            1993          N 840E             20,000         VENEZUELA                A
         ENSCO X             1993          I 1700E            20,000         VENEZUELA                A
         ENSCO XI            1994          MC1220E            25,000         VENEZUELA                A
         ENSCO XII           1994          MC1220E            25,000         VENEZUELA                A
         ENSCO XIV           1994          N1320E             25,000         VENEZUELA                A
         ENSCO XV            1994          N1320E             25,000         VENEZUELA                A
/TABLE

- --------------------------------------------------------------------------

NOTES:       RIG TYPE                         LOCATION                    STATUS
             --------                         --------                    ------
             CANT - Cantilever                GOM - Gulf of Mexico        A - Active
             SLOT - Slot                      NS - North Sea              S - In shipyard for upgrade
             SD - Side Drive                                              SC - In shipyard for upgrade -
             TD - Top Drive                                                    committed to work upon completion
             Z - Zero Discharge capabilities
                 permitting operation in evniron-
                 mentally sensitive areas

- --------------------------------------------------------------------------

The company continues to own one land rig, which is stacked, located in the Middle East.

The Company's drilling rigs consist of engines, drawworks, masts, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a rotary table that turns a bit consisting of rotating cones so that the hole is drilled by grinding the rock which is then carried to the surface by the drilling fluid. The intended well depth and the drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

The Company's offshore jackup rigs consist of mobile drilling platforms equipped with legs that can be lowered to the ocean floor to provide support for the drilling platform. All the Company's jackup rigs are of the independent leg design. The jackup rig hull includes the drilling rig, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

The Company's barge drilling rigs have all of the crew quarters, storage facilities, and related equipment mounted on floating barges with the drilling equipment cantilevered from the stern of the barge. The barges are towed to the drilling location and are held in place by anchors while drilling activities are conducted.

Over  the life  of  a typical  rig,  several of  the  major components  are
replaced due  to  normal wear  and  tear.   Components  such as  masts  and
drawworks are seldom replaced.

Substantially all of the Company's jackup rigs, which had a combined net book value of $246.6 million at December 31, 1994, are pledged as collateral in favor of a financial institution to secure payment of a secured term loan.

All of the Company's active rigs, and rigs in shipyards, are in good condition.

Depending upon the nature of the work, the proximity of the job site to the Company's repair facilities and certain other factors, rig maintenance and





repairs  are  performed  either  at  the  job  site  or  at  the  Company's facilities. The Company owns or leases field locations and repair facilities for its drilling rigs in Las Morochas, Venezuela; Dubai, United Arab Emirates; Beverwijk, Holland; Broussard, Louisiana; and Aberdeen, Scotland.

     MARINE TRANSPORTATION

In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger, 146-foot mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. Earlier in 1994, the Company sold one utility boat and converted another to a mini-supply vessel. Including the four utility vessels currently being converted into mini-supply vessels, the Company has a marine transportation operating fleet of 35 vessels consisting of six anchor handling tug supply vessels, 21 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. The Company continues to own one utility vessel which is used for training purposes only.

Substantially all of the Company's owned marine transportation vessels, which had a combined net book value of $40.9 million at December 31, 1994, are pledged as collateral to secure payment of a secured term loan. The Company leases four of the supply vessels under long-term lease agreements. The Company's marine transportation operations are headquartered in Broussard, Louisiana.

The following table provides as of March 1, 1995 certain information regarding the Company's marine transportation vessels:

                                MARINE FLEET

                    NO. OF      YEAR          HORSE
VESSEL TYPE        VESSELS     BUILT          POWER         LENGTH
- -----------        -------   ---------     -----------     ---------

KODIAKS-AHTS          2         1983          12,000         225'
OTHER- AHTS           4      1976-1983     5,800-7,240     185'-230'
SUPPLY               21      1977-1985     1,800-3,000     166'-185'
MINI - SUPPLY         8 *    1981-1984        1,200        140'-146'

* Includes four 116 vessels which are currently in a shipyard for conversion to mini-supply vessels.

The Company continues to own one utility vessel which is used for training purposes only.

     TECHNICAL SERVICES

The Company's technical services properties consist primarily of MWD systems, wireline trucks, survey equipment, motors and steering equipment
necessary  to perform horizontal drilling.   The Company  leases its motors
primarily from Dreco  Energy Services  Ltd. ("Dreco").   The Company's  MWD





systems  are  licensed from  Technolink  (Cyprus)  Ltd. ("Technolink")  and
Geolink (UK) Ltd. ("Geolink"), which are related entities. If the Company's relationships with Dreco, Technolink or Geolink should change, the Company would need to secure alternative supplies of similar downhole motors and MWD systems.

The Company's technical services operations are headquartered in Houston, Texas with leased field offices in Rosenberg, Texas and Edmonton, Alberta, Canada.

     OTHER PROPERTY

The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Houma, Shreveport and Broussard, Louisiana and Aberdeen Scotland; and rents offices in Houston, Texas; Edmonton, Alberta, Canada; Las Morochas, Venezuela; Dubai, United Arab Emirates; and Beverwijk, Holland.


ITEM 3. LEGAL PROCEEDINGS

Prior to October 1990, Penrod was self-insured for the majority of its maritime claims exposure. During the period from October 1990 to the August 1993 acquisition date, Penrod had insurance coverage which limited its maritime claims exposure to a maximum of the $25,000 deductible for each claim, plus a fluctuating aggregate of $500,000 to $1.5 million in excess of the $25,000 claim deductible for each policy year. Penrod is also a defendant in lawsuits with certain of its insurers and the administrator of its self-insurance program, and personal injury and maritime liability lawsuits filed by present and former employees. Management of the Company has provided reserves for such claims as it considers appropriate given the facts currently known.

On February 13, 1991, Penrod filed an action against TransAmerican Natural Gas Corporation ("TransAmerican") which is presently pending in the U.S. District Court Southern District of Texas, Houston Division, seeking damages for breach of contract. On August 21, 1991, TransAmerican filed an action against Penrod in the 133rd Judicial District Court, Harris County, Texas, seeking damages for breach of contract and tort claims. Management of the Company believes that the outcome of this litigation will be favorable to the Company.

In addition to the matters discussed above, the Company is from time to time involved in litigation incidental to the conduct of its business. In the opinion of management, none of such litigation in which the Company is currently involved would, individually or in the aggregate, have a material effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 1994.





                                  PART II


ITEM  5.  MARKET FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED STOCKHOLDER
MATTERS

The following table sets forth the high and low sales prices, reported on the American Stock Exchange for each period indicated for the Company's common stock, $.10 par value (the "Common Stock") for each of the last two fiscal years, restated for the reverse stock split as discussed below:

                     FIRST    SECOND     THIRD    FOURTH
                    QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                    -------   -------   -------   -------  -------

1994 High . . . .   $17       $18 5/8   $19 1/4   $15 1/2  $19 1/4
1994 Low  . . . .   $12 1/2   $13 1/2   $14 5/8   $10 3/4  $10 3/4

1993 High . . . .   $10       $14 1/4   $14       $16 1/4  $16 1/4
1993 Low  . . . .   $ 4       $ 8 3/4   $ 9 1/4   $11 1/4  $ 4

The Company's  Common Stock (Symbol:  ESV) is traded on  the American Stock
Exchange.     At  December  31,   1994,  there  were   approximately  4,800
stockholders of record of the Company's Common Stock.

Since inception, no dividends have been declared on the Company's Common Stock, and the Company does not expect to declare dividends on its Common Stock in the near future.

The Company's stockholders approved a one share for four shares reverse stock split of the Company's common stock at the Company's Annual Meeting of Stockholders held on May 24, 1994.

In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("1.50 Preferred Stock"). Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock which resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares for cash.

The Company is also authorized to issue shares of convertible common stock. As of December 31, 1994 and March 1, 1995, no shares of convertible common stock were outstanding.





ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 1994 has been derived from the Company's audited consolidated financial statements (in thousands, except per share amounts). This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."





                                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------

                                                               1994          1993        1992<F1>      1991<F1>      1990<F1>
                                                             --------      --------      --------      --------      --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Statement of Operations Data
    Operating revenues . . . . . . . . . . . . . . . .       $261,973      $246,235      $ 99,431      $101,300      $ 88,903
    Operating expenses, excluding D&A  . . . . . . . .        156,309       166,311        99,750        90,186        79,767
    Depreciation and amortization (D&A)  . . . . . . .         54,201        43,757        14,901        14,762        10,960
    Operating income (loss)  . . . . . . . . . . . . .         51,463        36,167       (15,220)       (3,648)       (1,824)
    Other income (expense)   . . . . . . . . . . . . .         (7,571)       (6,579)       (7,975)       (2,056)        3,458
    Income (loss) from continuing operations before
        income taxes, minority interest and cumulative
        effect of accounting changes . . . . . . . . .         43,892        29,588       (23,195)       (5,704)        1,634
    Provision for income taxes . . . . . . . . . . . .         (3,759)       (5,947)       (2,050)       (4,221)         (110)
    Minority interest  . . . . . . . . . . . . . . . .         (2,962)       (6,932)        --            --            --
    Income (loss) from continuing operations . . . . .         37,171        16,709       (25,245)       (9,925)        1,524
    Income (loss) from discontinued operations <F2>  .          --            2,324        (4,119)       (2,862)      (10,413)
    Income (loss) before cumulative effect of
        accounting changes . . . . . . . . . . . . . .         37,171        19,033       (29,364)      (12,787)       (8,889)
    Cumulative effect of accounting changes, net
        of minority interest <F3>  . . . . . . . . . .          --           (2,542)        --            --          (13,072)
    Net income (loss)  . . . . . . . . . . . . . . . .         37,171        16,491       (29,364)      (12,787)      (21,961)
    Preferred stock dividend requirements  . . . . . .         (2,135)       (4,260)       (4,260)       (4,607)       (4,799)
    Income (loss) applicable to common stock . . . . .       $ 35,036      $ 12,231      $(33,624)     $(17,394)     $(26,760)
    Income (loss) per common share:
        Continuing operations  . . . . . . . . . . . .       $    .61      $    .31      $   (.98)     $   (.59)     $   (.16)
        Discontinued operations  . . . . . . . . . . .          --              .06          (.14)         (.12)         (.51)
        Cumulative effect of account changes . . . . .          --             (.07)         --           --             (.64)
        Income (loss) per common share . . . . . . . .       $    .61      $    .30      $  (1.12)     $   (.71)     $  (1.31)

    Weighted average common shares outstanding . . . .         57,843        40,325        30,003        24,407        20,468

 Balance Sheet Data
    Working capital  . . . . . . . . . . . . . . . . .       $124,160      $127,105      $ 46,551      $ 29,419      $ 45,648
    Total assets . . . . . . . . . . . . . . . . . . .        775,383       691,412       275,041       295,192       279,838
    Long-term debt, net of current portion . . . . . .        162,466       125,983        23,628        31,437        30,638
    Series A preferred stock . . . . . . . . . . . . .           --            --            --            --           4,377
    $1.50 preferred stock  . . . . . . . . . . . . . .           --          70,977        70,977        70,977        70,977
    Stockholders' equity <F4>  . . . . . . . . . . . .        487,950       383,925       142,512       163,990       147,657

<F1>  Amounts  have been  restated for  adoption of  Statement of Financial
      Accounting  Standards No.  109  "Accounting for  Income Taxes."   See
      Note 11 to Consolidated Financial Statements.
<F2>  During 1993  the Company  adopted plans  to sell  its supply  segment
      operations.   Prior years  results of  the supply operations  segment
      have  been reclassified for  comparative purposes.   The 1993 results





      include a gain of $2.1 million in connection with the sale of supply segment assets and liabilities. See Note 17 to Consolidated Financial Statements. In 1990, the Company adopted plans to discontinue its oil and gas operations. The 1990 results include a provision of $5.6 million to write down the oil and gas operations to their anticipated liquidation value net of disposal costs.
<F3>  Effective  January 1,  1993, Penrod  adopted  Statement of  Financial
      Accounting   Standards   No.   106,    "Employers'   Accounting   for
      Postretirement Benefits Other Than Pensions." See Note 10 to Consolidated Financial Statements. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" retroactive to January 1, 1990. See Note 11 to Consolidated Financial Statements.
<F4>  The Company has  never paid cash  dividends on  its common stock  and has no plans to pay dividends on its common stock in the near future.

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT.

The Company conducts its business in three primary operating segments serving the oil and gas industry, contract drilling, marine transportation and technical services. The Company's level of business activity and its corresponding operating results are significantly affected by the worldwide level of expenditures for oil and gas drilling, particularly in the Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the United States and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and future pricing of oil and natural gas.

Since the peak in domestic drilling activity of 4,500 rigs operating in December 1981, as reported by Baker Hughes, the rig count has trended down with several periods of brief recovery until the count reached 596 rigs operating in June 1992, the lowest count since World War II. An improvement in natural gas prices in 1992 and 1993 resulted in the rig count increasing, especially in the Gulf of Mexico. The increased activity levels generally continued throughout 1993 and into 1994, causing the Company's revenues and operating margins to improve. However, the
Company's day rates in the Gulf of Mexico declined throughout 1994, although remaining higher on average than in 1993, as a number of competitors' rigs were mobilized to the Gulf of Mexico and as domestic natural gas prices weakened. To date in 1995, the level of industry activity in the Gulf of Mexico has begun to decline marginally compared to the levels prevalent in the last quarter of calendar year 1994. If domestic natural gas prices remain weak or decline further, management anticipates that drilling activity in the Gulf of Mexico will be adversely affected during 1995.

Offshore rig and oilfield supply vessel industry utilization is summarized below:





                                        INDUSTRY WIDE AVERAGES <F1>
                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                          1994     1993     1992
                                          ----     ----     ----
   OFFSHORE RIGS
      Gulf of Mexico:
         All rigs:
            Rigs under contract   .       133      116       79
            Total rigs available  .       175      152      160
            % Utilization   . . . .        76%      76%      49%

         Jackup rigs:
            Rigs under contract   .       108       93       64
            Total rigs available  .       136      116      122
            % Utilization   . . . .        79%      80%      53%

      Worldwide:
         All rigs:
            Rigs under contract   .       536      545      519
            Total rigs available  .       661      666      683
            % Utilization   . . . .        81%      82%      76%

         Jackup rigs:
            Rigs under contract   .       322      332      303
            Total rigs available  .       392      394      400
            % Utilization   . . . .        82%      84%      76%

   OILFIELD SUPPLY VESSELS: <F2>
       Gulf of Mexico:
          Vessels under contract  .       235      213      183
          Total vessels available .       264      247      249
          % Utilization . . . . . .        89%      86%      74%

<F1>  Industry utilization based on  data published by OFFSHORE DATA
      SERVICES, INC.
<F2>  Excludes utility vessels.

/TABLE

Worldwide  utilization   for  oilfield   supply  vessels  is   not  readily
obtainable. The demand for oilfield supply vessels is closely related to the level of drilling activity, particularly in the Gulf of Mexico.

RESULTS OF OPERATIONS.

In August 1993, the Company through a wholly-owned subsidiary completed the acquisition of the remaining 64% of the outstanding common stock of Penrod Holding Corporation ("Penrod") that was not then beneficially owned by the Company (the "Penrod Acquisition"). The Company has included the operating results of Penrod in its consolidated results of operations beginning January 1, 1993. The preacquisition earnings attributable to the 64% of Penrod that the Company did not own prior to the acquisition has been deducted as "Minority Interest" in calculating the Company's net income for the year ended December 31, 1993. The results of the Company's 1992 operations have not been restated to include Penrod on a consolidated basis. The Company has recorded its share of Penrod's 1992 results in "Income (Loss) from Equity Affiliates."

Combined 1992 results of the Company and Penrod are presented below for comparative purposes to 1994 and 1993. The combined amounts have not been restated on a pro forma basis to reflect anticipated savings associated with integrating the operations. The discussion of operating revenues and margins below refer to combined amounts.

The following analysis highlights the Company's operating results for the years indicated (in thousands):

                                                          1994          1993       1992 <F1>
                                                       ---------      ---------    ---------
OPERATING RESULTS
      Revenues  . . . . . . . . . . . . . . . .        $261,973       $246,235     $182,235
      Operating margin  . . . . . . . . . . . .         114,916         91,650       23,909
      Operating income (loss) . . . . . . . . .          51,463         36,167      (30,291)
      Other income (expense)  . . . . . . . . .          (7,571)        (6,579)      (6,228)
      (Provision) benefit for income tax  . . .          (3,759)        (5,947)       3,853
      Minority interest . . . . . . . . . . . .          (2,962)        (6,932)       --
      Income (loss) from continuing
           operations . . . . . . . . . . . . .          37,171         16,709      (32,666)
      Income (loss) from discontinued
           operations . . . . . . . . . . . . .           --             2,324       (4,119)
      Cumulative effect of accounting change,
           net of minority interest . . . . . .           --            (2,542)       --
      Net income (loss) . . . . . . . . . . . .          37,171         16,491      (36,785)
      Preferred stock dividend requirements . .          (2,135)        (4,260)      (4,260)
      Income (loss) applicable to common
           stock  . . . . . . . . . . . . . . .          35,036         12,231      (41,045)





<F1>  Combined  results for Penrod  and the Company for  1992 are presented for purposes of comparison with 1994 and 1993. The amounts have not been presented on a pro forma basis to reflect the anticipated savings associated with combining the operations of Penrod and the Company.

/TABLE

                                                               YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1994          1993        1992<F1>
                                                       ---------      ---------    ---------
REVENUES
      Contract drilling
           Jackup rigs
                United States . . . . . . . . . .      $109,012       $ 91,387     $ 39,170
                International . . . . . . . . . .        37,735         43,532       46,932
                     Total jackup rigs  . . . .         146,747        134,919       86,102
           Barge drilling rigs - Venezuela  . . .        48,227         28,966       11,336
                Total offshore rigs . . . . . . .       194,974        163,885       97,438
           Land rigs <F2> . . . . . . . . . . . .        12,807         28,235       30,919
                Total contract drilling . . . . .       207,781        192,120      128,357

      Marine transportation
           AHTS <F3>  . . . . . . . . . . . . . .        14,743         12,673        7,691
           Supply . . . . . . . . . . . . . . . .        19,362         18,251        9,069
           Mini-supply  . . . . . . . . . . . . .         1,701          1,747        1,243
                Subtotal  . . . . . . . . . . . .        35,806         32,671       18,003
           Utility <F4> . . . . . . . . . . . . .         1,864          2,619        3,612
                Total marine transportation . . .        37,670         35,290       21,615

      Technical services  . . . . . . . . . . . .        16,522         18,825       15,160

      Other . . . . . . . . . . . . . . . . . . .          --             --         17,103
           Total  . . . . . . . . . . . . . . . .      $261,973       $246,235     $182,235

OPERATING MARGIN
      Contract drilling
           Jackup rigs
                United States . . . . . . . . . .      $ 49,607       $ 42,635     $  4,355
                International . . . . . . . . . .        15,749         12,830       12,040
                     Total jackup rigs  . . . . .        65,356         55,465       16,395
           Barge drilling rigs - Venezuela  . . .        31,720         18,354        5,328
                Total offshore rigs . . . . . . .        97,076         73,819       21,723
           Land rigs <F2> . . . . . . . . . . . .           481          3,677        5,144
                 Total contract drilling  . . .          97,557         77,496       26,867

      Marine transportation
           AHTS <F3>  . . . . . . . . . . . . . .         6,022          3,458          710
           Supply . . . . . . . . . . . . . . . .         6,877          6,653       (1,431)
           Mini-supply  . . . . . . . . . . . . .           585            745          343
                Subtotal  . . . . . . . . . . . .        13,484         10,856         (378)
           Utility <F4> . . . . . . . . . . . . .          (919)          (398)          11
                Total marine transportation . . .        12,565         10,458         (367)

      Technical services  . . . . . . . . . . . .         4,794          3,696       (2,591)
           Total  . . . . . . . . . . . . . . . .      $114,916       $ 91,650     $ 23,909





<F1>  Combined  results for Penrod  and the Company for  1992 are presented for purposes of comparison with 1994 and 1993. The amounts have not been presented on a pro forma basis to reflect the anticipated savings associated with combining the operations of Penrod and the Company.
<F2>  United  States and international land rigs are combined.  The Company sold all but one of its land rigs in 1994.
<F3>  Anchor handling tug supply vessels.
<F4>  As of December  31, 1994, the Company  no longer has  utility vessels available for work.

The Company's 1994 increases in consolidated revenues and operating income compared to 1993 are primarily attributable to higher average domestic day rates for the Company's contract drilling and marine transportation segments, revenues and operating margins associated with the six drilling rigs that were added in 1994 and a full year of operation from four rigs constructed and placed into service in the first half of 1993. Operating income was also positively impacted by lower general and administrative costs but reduced by additional depreciation and amortization expense in 1994 as compared to 1993.

The consolidated revenues and operating income of the Company for the year ended December 31, 1993 increased substantially over the combined 1992 levels. The 1993 increases are primarily due to higher average day rates and increased utilization for the Company's contract drilling and marine transportation segments and increased activity in the Company's technical services segment. Operating revenues in 1992 included $17.1 million recorded by the Company in connection with its role as general contractor for the construction of four new barge drilling rigs for an affiliate in Venezuela.

      CONTRACT DRILLING. Natural gas prices increased in 1992 and 1993 resulting in an increase in the number of rigs working, particularly in the Gulf of Mexico. The activity level increased throughout 1993 and remained fairly stable in 1994 causing the Company's contract drilling revenues and operating margins to increase in both 1993 and 1994. However, management anticipates that the decline in natural gas prices in late 1994 and early 1995 may result in decreased drilling activity in 1995, particularly in the Gulf of Mexico.

As of March 1, 1995 all but one of the Company's eighteen Gulf of Mexico rigs were operating or were committed under contract. The one uncommitted rig is undergoing major modifications. The Gulf of Mexico rigs continue to operate under relatively short-term agreements with contract durations normally not exceeding six months.

The Company's revenues and operating margins, defined as operating revenues
less  operating  expenses,  exclusive   of  depreciation  and  general  and
administrative expenses, for its jackup rigs operating in the U.S. increased for the year ended December 31, 1994 compared to the prior year due to marginally higher average day rates in the Gulf of Mexico and to the





relocation of four of the Company's rigs to the Gulf of Mexico during 1993 and 1994. U.S. operating days increased to 5,063 for the year ended December 31, 1994 as compared to 4,558 for the year ended December 31, 1993. For the year ended December 31, 1994, average day rates for the Company's rigs in the Gulf of Mexico increased by 7% compared to the prior year with results offset partially by a 6% utilization decrease from the prior year.

Revenues and operating margins for the Company's jackup rigs operating in the U.S. increased substantially for the year ended December 31, 1993 compared to the combined 1992 results primarily due to improved market conditions in the Gulf of Mexico. Utilization rates for the Company's U.S. jackup rigs in 1993 were near 100% compared to approximately 60% in the combined 1992 period with corresponding 1993 average day rates up 53%.

For the year ended December 31, 1994, revenues for the Company's international jackup rigs decreased by 13% and operating margin increased by 23% as compared to the prior year. The revenue decrease is primarily attributable to the mobilization of five international jackup rigs to the Gulf of Mexico; three in the second, third and fourth quarters of 1993 from the North Sea, one in the third quarter of 1994 from Brazil and one which began mobilizing in the fourth quarter of 1994 from Dubai. These rigs were included in the international jackup rig results for a portion or all of the year ended December 31, 1993. The revenue decrease was partially offset by, and the operating margin increase was primarily attributable to, two North Sea jackup rigs acquired in mid-February 1994 which operated under bareboat charter agreements during 1994.

The bareboat charter agreements on the two North Sea jackup rigs acquired in mid-February 1994 were not extended beyond the initial twelve month period. The Company made a $1.8 million payment to the seller in December 1994 for the remainder of the deferred purchase payment net of bareboat charter payments due to the Company through the end of the twelve month bareboat charter period. The drilling contracts for the two rigs have been assigned to the Company as of January 1, 1995. Under such contracts, the rigs work for the joint venture of major oil and gas exploration companies for whom the rigs operated during the term of the bareboat charter agreements.

The Company's jackup rig offshore Brazil was mobilized to the Gulf of Mexico during the third quarter of 1994 with costs of $1.3 million charged against 1994 earnings. Upon arrival in the U.S., the rig was placed in a shipyard for enhancements including extending the rig's water depth capability from 300 feet to 350 feet. Due to the mobilization and shipyard enhancements, the rig was unavailable for work from late June 1994 through early October 1994. The rig began operating in the Gulf of Mexico in mid-October 1994.

The Company began mobilizing a jackup rig from Dubai to the Gulf of Mexico in the fourth quarter of 1994 with costs of $2.2 million charged against 1994 earnings. The rig arrived in the Gulf of Mexico in January 1995 and is currently undergoing modifications and enhancements including extending the rig's water depth capability to approximately 400 feet. Due to the modifications and enhancements, the rig will be unavailable for work until





approximately June 1, 1995.

As of March 1, 1995, two of the Company's five jackup rigs located in the North Sea are currently undergoing substantial modifications and enhancements including converting one of the rigs from a slot rig to a cantilever rig. Due to the modifications and enhancements, the rigs will be unavailable for work until approximately May 1, 1995 and July 1, 1995, respectively.

Revenues decreased by 7% for the Company's international jackup rigs for the year ended December 31, 1993 while operating margins increased 7% compared to the combined 1992 period. The 1993 revenue decrease from 1992 is the result of decreased average day rates in 1993 for the Company's international jackup rigs, coupled with the mobilization in the second, third and fourth quarters of 1993 of three of the Company's rigs located in the North Sea to the Gulf of Mexico. The 1993 operating margin increase is a result of reduced operating costs.

 The Company's barge drilling rigs are all located on Lake Maracaibo, Venezuela and are operated by a 70% owned subsidiary of the Company, ENSCO Drilling (Caribbean), Inc. ("Caribbean"). The Company's revenues and operating margins from its barge drilling rigs in Venezuela increased substantially for the year ended December 31, 1994 as compared to the prior year, primarily due to the addition of four barge drilling rigs in the third quarter of 1994 and a full year of operation of four barge drilling rigs that began operating in March through June of 1993. Revenues and operating margins from the Company's barge drilling rigs in Venezuela improved significantly for the year ended December 31, 1993 compared to the combined 1992 period, primarily as a result of the addition of four barge drilling rigs in 1993.

All eight of the barge drilling rigs which commenced operation in Venezuela in 1993 and 1994 are contracted under separate five-year contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company, to operate on Lake Maracaibo. The contracts afford Lagoven the option to buy the barge drilling rigs during or at the end of the five-year contracts. The barges were financed under eight, five-year secured term loans which totalled $143.0 million at origination. Each loan is secured by a specific barge and the related charter contract with Lagoven, but is without recourse to the Company. Under the terms of the Lagoven contracts, the barges will earn day rates which the Company believes will be sufficient to fully amortize the associated financing.

In addition to the eight barge drilling rigs constructed in 1993 and 1994, the Company owns two other barge drilling rigs that are contracted to Lagoven, and the Company supplied labor to operate other rigs owned by Lagoven during 1994, 1993 and 1992.

The Venezuelan currency experienced significant devaluation in the first half of 1994 and the Venezuelan government established policies to control the exchange rate of the Venezuelan currency and severely restricted the conversion of Venezuelan currency to U.S. dollars. To date, Caribbean has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven.





Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports and the contractual protection available to Caribbean if U.S. dollar payments are not made.

The Company sold its U.S. land rig operation effective June 30, 1994 and three of the Company's four land rigs located in the Middle East in the fourth quarter of 1994. The Company continues to own one land rig, located in Dubai, which is currently inactive. Revenues and operating margins for the Company's land rigs for the year ended December 31, 1994 decreased $15.4 million and $3.2 million, respectively, compared to the prior year. The decreases are primarily a result of the sales.

Revenues and operating margins for land rig operations for the year ended December 31, 1993 decreased $2.7 million and $1.5 million, respectively, compared to the combined results for 1992. The decreases are primarily a result of reduced utilization of the Company's Middle East land rigs which historically earned higher day rates and margins than land rigs operating in the U.S.

   MARINE TRANSPORTATION.       Beginning  in the  fourth quarter of  1992,
increased drilling activity in the Gulf of Mexico caused utilization and day rates for marine transportation vessels to increase. The activity level for marine transportation vessels in the Gulf of Mexico, which is tied to the level of oil and gas drilling activity, increased throughout 1993 and remained fairly stable in 1994. The Company anticipates that, based on lower domestic natural gas prices, the Gulf of Mexico market may experience some softening during 1995.

In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger, 146-foot mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. This transaction was consistent with the Company's strategy to concentrate its fleet on the larger, more capable vessels and to exit the unprofitable utility boat market. Earlier in 1994, the Company sold one utility boat and converted another to a mini-supply vessel. Including the supply vessel acquired in the fourth quarter of 1994 and the four utility vessels currently being converted into mini-supply vessels, the Company has a marine transportation operating fleet of 35 vessels, four of which are leased under long-term agreements, consisting of six anchor handling tug supply vessels, 21 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

During 1992, the Company mobilized six marine vessels to Singapore for work possibilities. Two of the vessels returned to the Gulf of Mexico in 1993.
The  Company operated  the remaining  four vessels  in Singapore  through a joint venture beginning in August 1993. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf
of Mexico.   The remaining vessel, a utility boat,  was sold effective June
30, 1994.    The charter  fees  from the  joint  venture were  recorded  as





operating revenue by the Company and the Company's 50% interest in the results of the joint venture operations were reported in "Income (Loss) From Equity Affiliates." During most of 1993 the Company operated two anchor handling vessels offshore Brazil. One vessel returned to the Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the Gulf of Mexico in February 1994.

As a result of increased average day rates in the Gulf of Mexico and improved work opportunities for the three vessels that returned to the Gulf of Mexico from Singapore in September 1994, the Company's marine transportation revenues and operating margin increased 7% and 20%, respectively, for the year ended December 31, 1994 compared to the prior year. The Company's marine transportation revenues increased 63% for the year ended December 31, 1993 compared to the combined 1992 period, with a corresponding improvement in operating margin to $10.5 million in 1993 from a negative operating margin of $367,000 in the combined 1992 period due to increased Gulf of Mexico activity and day rates.

      TECHNICAL SERVICES. The Company's horizontal drilling activity declined for the year ended December 31, 1994 as compared to the prior year which caused revenues to decrease. Average days per job in 1994 increased marginally compared to 1993 due to the additional time required to drill dual horizontal laterals from one vertical well bore partially offset by substantially improved drilling efficiency with a new high performance drilling motor. Guidance activity and revenues increased due to slightly longer average job days compared to 1993. Operating margin for the year ended December 31, 1994 increased from the prior year due primarily to reduced operating expenses, the collection of a receivable that had been fully reserved in a prior year, reductions in previously recorded liability estimates and improved rates for premium tools partially offset by reduced rates in other areas. Drilling activity improved in 1993 from the depressed activity levels of 1992. Average job margins in 1993 improved, as compared to 1992, as a result of the increased demand for the Company's services coupled with the results of cost cutting programs implemented throughout the latter part of 1992 and continuing into 1993.

In September 1994, a wholly owned subsidiary of the Company entered into an exclusive alliance agreement with Halliburton Energy Services, a division of Halliburton Company, to jointly provide coiled tubing directional and horizontal drilling services on a worldwide basis.

In October 1994, a wholly owned subsidiary of the Company entered into an agreement with Lateral Vector Resources, Inc. ("LVR"), a Canadian company, under which LVR purchased a 30% interest in a subsidiary of the Company. The purpose of the sale was to combine forces with LVR to conduct horizontal/directional drilling services in Canada and certain areas of the U.S. The subsidiary continues to be included in the Company's consolidated financial statements.

The Company's technical services operations are presently conducted in the U.S., primarily in the Austin Chalk trend in the Southern U.S., Canada and the North Sea. The Company will continue to focus primarily on domestic and Canadian opportunities for its technical services segment in 1995, as well as expanding its coiled tubing drilling services in the North Sea.





To date in 1995, domestic market conditions for the Company's technical services segment have remained consistent with the activity level in 1994. There are currently no indications of substantial change in horizontal drilling activity during 1995, although management anticipates that the demand for specialized drilling applications will increase.

   DEPRECIATION  AND AMORTIZATION.          Depreciation  and  amortization
expense for the year ended December 31, 1994 increased 24% from the prior year. The increase is primarily attributable to a full year of depreciation and amortization related to the step-up in basis of the assets acquired in the Penrod Acquisition, a full year of depreciation on four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on four additional barge drilling rigs delivered to Venezuela in July through September of 1994 and depreciation on two North Sea jackup rigs acquired in mid-February 1994. Depreciation expense in 1994 was reduced by the sale of all but one of the Company's land rigs during 1994.

Depreciation and amortization expense for the year ended December 31, 1993 increased by $28.9 million from 1992. The substantial increase is due primarily to the inclusion of the assets acquired in the Penrod Acquisition for the entire year of 1993 and depreciation on four barge drilling rigs delivered to Venezuela in March through June of 1993.

   GENERAL AND ADMINISTRATIVE. General and administrative expense for the year ended December 31, 1994 decreased $2.5 million, or 21%, from the prior year. The decrease is primarily attributable to the benefits realized in 1994 from integrating Penrod's general and administrative functions into the Company following the acquisition of Penrod in August 1993. General and administrative expense increased in 1993 by $3.3 million compared to 1992 as a result of the inclusion of Penrod's general and administrative expenses, primarily consisting of additional salaries and related benefits and outside professional fees. Combined Penrod and Company general and administrative expenses for 1992, without any pro forma adjustments for the effects of anticipated savings associated with the acquisition, were $16.2 million, or $4.5 million over 1993 levels.

   OTHER INCOME (EXPENSE). The Company reported net other expense of $7.6 million, $6.6 million and $8.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. Interest income for 1994 increased by $2.5 million over 1993 and $1.6 million in 1993 over 1992 due to higher average cash levels, due in part to the acquisition of Penrod and increased interest rates. Interest expense increased by $3.6 million in 1994 compared to 1993, while 1993 interest expense exceeded 1992 by $5.3 million due to higher levels of debt, increased interest rates and the inclusion of Penrod's debt acquired. See Note 6 to Consolidated Financial Statements.

Income (Loss) from Equity Affiliates for 1994 and 1993 consists of the Company's 50% share of the earnings (loss) of a Mexican joint venture formed in June 1993 to operate a jackup rig in the Gulf of Mexico and a joint venture in Singapore formed in August 1993 to operate marine vessels in Southeast Asia. In 1992 the Company reported its proportionate share of the losses of Penrod on the equity method of accounting.

The  Company recorded a  gain of  $670,000 in 1994  related to the  sale of





stock of a subsidiary. See Note 12 to Consolidated Financial Statements. The Company currently has no plans to reduce its ownership interest in any of its subsidiaries. The Company reported under "Other, net" losses of $755,000 in 1994 consisting primarily of foreign currency translation losses of $1.3 million partially offset by other miscellaneous income.

   PROVISION FOR INCOME TAXES. For the years ended December 31, 1994, 1993 and 1992 the Company recorded provisions for income taxes of $3.8 million, $5.9 million and $2.1 million, respectively, resulting in effective tax rates of 8.6%, 20.0% and 8.8%, respectively. The Company's effective tax rate varies between years due primarily to the expected utilization or non-utilization of U.S. net operating loss carryforwards, foreign taxes and the recording of deferred taxes.

The Company has a deferred tax asset valuation allowance of $47.9 million recorded at December 31, 1994 which relates to the uncertainty as to the realization of certain deferred tax assets, primarily consisting of U.S. net operating loss carryforwards. Based upon anticipated future results, the Company has concluded that it is more likely than not that the deferred tax assets balance, net of valuation allowance, will be realized. See Note 11 to Consolidated Financial Statements.

   MINORITY INTEREST.       Minority interest of $3.0 million  for the year
ended December 31, 1994 consists primarily of the minority shareholder's interest in the net income of Caribbean. The Company has entered into a letter of intent with the minority shareholder of Caribbean to purchase, effective January 1, 1995, one-half of the 30% of Caribbean currently owned by the minority shareholder. See Note 18 to Consolidated Financial Statements. Minority interest of $6.9 million for the year ended December 31, 1993 consists of $4.5 million related to the preacquisition earnings of the 64% of Penrod which the Company did not own prior to the Penrod Acquisition and $2.4 million related to the minority shareholder's interest in the net income of Caribbean. See Note 1 to Consolidated Financial Statements.

   INCOME  (LOSS) FROM DISCONTINUED OPERATIONS.       In  1993, the Company
completed a series of transactions that resulted in the sale of substantially all of the Company's supply business, conducted by its wholly owned subsidiary, ENSCO Tool and Supply Company, for net cash proceeds of approximately $12.3 million. As a result of these transactions, the Company's financial statements were reclassified to present the Company's supply operations segment as discontinued operations for all years presented. Included in 1993 "Income (Loss) from Discontinued Operations" is a gain on the supply division sale of $2.1 million, which includes a provision of $1.3 million for operations during the phase out period which began July 1, 1993, and income from operations for the six months ended June 30, 1993 of $200,000. Revenues for the supply operations were $22.2 million and $62.6 million in 1993 and 1992, respectively. See Note 17 to Consolidated Financial Statements.

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF MINORITY INTEREST. Effective January 1, 1993, Penrod adopted Statement of Financial Accounting
Standards   No.  106   ("SFAS   No.  106"),   "Employers'  Accounting   for
Postretirement Benefits Other Than Pensions,"  which  requires the accrual,





during the year the employee renders the service, of the estimated cost of providing postretirement non-pension benefit payments. The cumulative effect after taxes and minority interest on the Company resulting from Penrod's adoption of SFAS No. 106 was $2.5 million ($.07 per share after the reverse stock split). See Note 10 to Consolidated Financial Statements.

   PREFERRED  STOCK DIVIDEND  REQUIREMENTS.       Preferred stock dividends
decreased to $2.1 million for the year ended December 31, 1994 as compared to $4.3 million for each of the years ended December 31, 1993 and 1992 due to the conversion/redemption of all of the Company's preferred stock in August 1994. See Note 7 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES.

   CASH FLOW AND CAPITAL EXPENDITURES.

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                        1994         1993          1992
                                                                      --------     --------       ------
                                                                                (in thousands)
      Cash flow from operations . . . . . . . . . . . . . . .         $107,833      $55,492       $7,220
      Capital expenditures, excluding the Penrod acquisition
        and discontinued operations . . . . . . . . . . . . .          153,165       83,002        3,375

Cash flow from operations in 1994 increased by $52.3 million, or 94%, compared to 1993. The increase in 1994 cash flow is primarily a result of improved operating results and a full year's contribution from the cash flow of the ex-Penrod operations. Cash flow from operations increased substantially in 1993 to $55.5 million from $7.2 million in 1992 primarily as a result of improved operating results, a reduction of accounts receivable relating to the construction of four barge drilling rigs and the contribution from the cash flow from Penrod's operations during the last five months of 1993.

The Company's consolidated statement of cash flows for the year ended December 31, 1993 includes the cash and cash equivalents acquired with the acquisition of Penrod in August 1993, plus the cash provided by operating activities of Penrod subsequent to the acquisition. The cash flows from investing and financing activities of Penrod subsequent to the acquisition, including capital expenditures for property and equipment, long-term borrowings, and repayments of long-term borrowings, are also included in the Company's consolidated statement of cash flows. The cash provided by operating activities of Penrod prior to the Penrod Acquisition and the cash flows from investing and financing activities of Penrod prior to the acquisition have not been included in the Company's consolidated statement of cash flows. See Note 3 to Consolidated Financial Statements.

The Company's capital expenditures for 1994 consisted  principally of $62.2





million towards the construction of four barge drilling rigs delivered for operation in Venezuela in July through September of 1994, $55.7 million for the purchase of two jackup rigs located in the North Sea, $24.9 million for contract drilling equipment, $7.0 million for marine transportation equipment and $3.4 million for other equipment, primarily for technical services operations.

During 1994, the Company sold its U.S. land rig operations and three of the Company's four land rigs located in the Middle East for aggregate proceeds of $23.0 million consisting of cash, a promissory note which was repaid prior to December 31, 1994 and receivables.

The Company's capital expenditures for the year ended December 31, 1993 for continuing operations included $65.7 million in connection with the construction of four barge drilling rigs that commenced operations in Venezuela in 1993, $4.2 million for the barge drilling rigs under construction at the end of 1993 that were delivered to Venezuela in 1994, $9.9 million for contract drilling equipment, $2.0 million for marine transportation equipment and $1.2 million for equipment used in the Company's technical service operations.

The Company's capital expenditures for continuing operations for 1992 included $1.9 million for technical services equipment, $1.0 million for contract drilling equipment and $500,000 for other equipment, primarily for marine transportation vessels.

Management anticipates that capital expenditures in 1995 will be approximately $25.0 million for existing operations and up to an additional $50.0 million for upgrades and enhancements of rigs and vessels, dependent upon the cash generated from the Company's operations. The Company may spend additional funds to acquire rigs or vessels in 1995, depending on market conditions and opportunities.

   FINANCING  AND CAPITAL  RESOURCES.        The Company's  long-term debt,
total capital and debt to capital ratios are summarized below (in thousands, except percentages):

                                                                         AT DECEMBER 31,
                                                               ---------------------------------
                                                                 1994        1993         1992
                                                               --------    --------     --------
      Long-term debt  . . . . . . . . . . . . . . . . . .      $162,466    $125,983     $ 23,628
      Total capital . . . . . . . . . . . . . . . . . . .       650,416     580,885      237,117
      Long-term debt to total capital . . . . . . . . . .         25.0%       21.7%        10.0%

The increase in long-term debt in 1994 as compared to 1993 primarily relates to an additional $76.5 million borrowed by Caribbean, on a non-recourse basis to the Company, in connection with the construction of four barge drilling  rigs which were  completed and  placed into service  in the
third  quarter  of 1994.   This  increase in  long-term debt  was partially





offset by scheduled repayments and the redemption of the Company's convertible subordinated debentures in March 1994. The total capital of the Company increased in 1994 as compared to 1993 due primarily to the net increase in long-term debt as discussed above and the profitability of the Company in 1994.

The long-term debt of the Company increased substantially in 1993 as compared to 1992 due primarily to $60.0 million of borrowings in December 1993, a portion of which was used to retire existing term loans of Penrod. Caribbean also borrowed $65.0 million in 1993, on a non-recourse basis to the Company, related to four barge drilling rigs delivered to Venezuela in 1993. Additionally the Company borrowed $25.0 million in October 1993, a portion of which was used to repay a secured term loan and secured notes payable. These increases in long-term debt were partially offset by scheduled repayments. The total capital of the Company also significantly increased in 1993 as compared to 1992 due primarily to the issuance of common stock of the Company in connection with the acquisition of Penrod in August 1993, the net increase in long-term debt as discussed above and due to the profitability of the Company in 1993. See Note 3 to Consolidated Financial Statements.

The Company had a $39.0 million undrawn revolving line of credit at December 31, 1994. The revolver is reduced semi-annually by $1.0 million over five years, with the final $30.0 million line expiring in December 1998. See Note 6 to Consolidated Financial Statements.

In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock"), which was also the number of shares outstanding at December 31, 1993. Holders of substantially all of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. See Note 7 to Consolidated Financial Statements.

The Company's liquidity position is summarized in the table below (in thousands, except ratios):

                                                                          AT DECEMBER 31,
                                                               --------------------------------
                                                                 1994        1993         1992
                                                               --------    --------     -------
      Cash and short-term investments   . . . . . . . . .      $154,078    $128,060     $25,490
      Working capital   . . . . . . . . . . . . . . . . .       124,160     127,105      46,551
      Current ratio   . . . . . . . . . . . . . . . . . .           2.4         2.9         2.4

The Company utilizes a conservative investment philosophy with respect to its cash and short-term investments and does not invest in any derivative financial instruments.

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facilities and the Company's





working capital should be sufficient to fund the Company's required debt service and capital additions for the next twelve months.

OTHER MATTERS.

In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of December 31, 1994, the Company had repurchased 201,400 shares of its common stock. Management anticipates that future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitles its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued between March 6, 1995, and the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Energy Service Company, Inc.

    In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Energy Service Company, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's Venezuelan operations for the year ended December 31, 1993, which statements reflect total revenues of $28,967,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Company's Venezuelan operations, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and report of other auditors provide a reasonable basis for the opinion expressed above.
    As discussed in Note 17, in 1993 the Company decided to discontinue its supply business. The financial statements for 1992 have been restated to reflect the discontinuance of the supply business. We have audited the adjustments that were applied to restate the 1992 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1992 financial statements.
    As discussed in Note 10, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.


/s/ Price Waterhouse LLP
Dallas, Texas
February 21, 1995
- ---------------------------------------------------------------------------

To the Board of Directors and Stockholders of Energy Service Company, Inc.

We have audited the consolidated statements of operations and cash flows of Energy Service Company, Inc. and its subsidiaries ("the Company") for the
year ended  December 31,  1992 (which  are  not presented  herein).   These
financial statements  are the  responsibility of the  Company's management.
Our responsibility is to  express an opinion on these  financial statements
based on our  audit.   The financial  statements of  Penrod Partners  L.P.,





formerly NGP No. I., L.P. ("Penrod Partners"), which were not audited by us, were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for such entity, is based solely upon the report of such other auditors. The Company's investment in Penrod Partners is accounted for under the equity method. Included in the consolidated financial statements is a net loss of $2.9 million for the Company's equity interest in the operations of Penrod Partners for the year ended December 31, 1992.
    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.
    In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1992 in conformity with generally accepted accounting principles.
    As discussed in Note 11 to the financial statements, in 1993 the Company changed its method of accounting for taxes to conform with Statement of Financial Accounting Standards No. 109 and, retroactively, restated the 1992 financial statements for the change.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 2, 1993 (except for Note 11 as to which the date is May 12, 1993)





               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (in thousands, except for share amounts)


                                                         DECEMBER 31,
                                                     --------------------
                                                       1994       1993
                                                     --------   ---------
                                 ASSETS
                                 ------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .    $148,209   $128,060
  Short-term investments  . . . . . . . . . . . .       5,869       --
  Accounts receivable, net  . . . . . . . . . . .      40,137     51,232
  Prepaid expenses and other  . . . . . . . . . .      18,155     13,699
    Total current assets  . . . . . . . . . . . .     212,370    192,991

INVESTMENT IN EQUITY AFFILIATE  . . . . . . . . .       6,970      8,276

PROPERTY AND EQUIPMENT, AT COST . . . . . . . . .     666,363    580,730
  Less accumulated depreciation . . . . . . . . .     137,342    124,713
    Property and equipment, net . . . . . . . . .     529,021    456,017

OTHER ASSETS
  Goodwill  . . . . . . . . . . . . . . . . . . .      21,159     28,636
  Other . . . . . . . . . . . . . . . . . . . . .       5,863      5,492
    Total other assets  . . . . . . . . . . . . .      27,022     34,128
                                                     $775,383   $691,412

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .    $ 12,742   $  5,964
  Accrued liabilities . . . . . . . . . . . . . .      34,718     32,724
  Current maturities of long-term debt  . . . . .      40,750     27,198
    Total current liabilities . . . . . . . . . .      88,210     65,886

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .     162,466    125,983

DEFERRED INCOME TAXES . . . . . . . . . . . . . .      22,989     26,856

OTHER LIABILITIES . . . . . . . . . . . . . . . .      13,768     17,785

COMMITMENTS AND CONTINGENCIES . . . . . . . . . .

PREFERRED STOCK
  $1.50 Cumulative convertible exchangeable
    preferred stock, $25.00 stated, liquidation
    and redemption value  . . . . . . . . . . . .        --       70,977





STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million and
    500.0 million shares authorized, 66.6 million
    and 245.0 million shares issued . . . . . . .       6,657     24,500
  Additional paid-in capital  . . . . . . . . . .     612,318    520,775
  Accumulated deficit   . . . . . . . . . . . . .     (71,657)  (106,693)
  Restricted stock (unearned compensation)  . . .      (5,518)    (5,614)
  Cumulative translation adjustment . . . . . . .      (1,210)    (1,230)
  Treasury stock at cost, 5.6 million and
    21.0 million shares . . . . . . . . . . . . .     (52,640)   (47,813)
     Total stockholders' equity   . . . . . . . .     487,950    383,925
                                                     $775,383   $691,412

The accompanying notes are an integral part of these financial statements.





               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share data)


                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                               1994      1993      1992
                                             --------  --------  --------
OPERATING REVENUES  . . . . . . . . . . . .  $261,973  $246,235  $ 99,431

OPERATING EXPENSES
   Operating costs  . . . . . . . . . . . .   147,057   154,585    91,349
   Depreciation and amortization  . . . . .    54,201    43,757    14,901
   General and administrative . . . . . . .     9,252    11,726     8,401
                                              210,510   210,068   114,651
OPERATING INCOME (LOSS) . . . . . . . . . .    51,463    36,167   (15,220)

OTHER INCOME (EXPENSE)
   Interest income  . . . . . . . . . . . .     5,284     2,826     1,207
   Interest expense . . . . . . . . . . . .   (13,377)   (9,803)   (4,465)
   Income (loss) from equity affiliates . .       607       432    (5,152)
   Gain on sale of subsidiary stock   . . .       670      --        --
   Other, net . . . . . . . . . . . . . . .      (755)      (34)      435
                                               (7,571)   (6,579)   (7,975)
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES, MINORITY INTEREST
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE   . . . . . . . . . . . . . . . .    43,892    29,588   (23,195)
PROVISION FOR INCOME TAXES  . . . . . . . .    (3,759)   (5,947)   (2,050)
MINORITY INTEREST   . . . . . . . . . . . .    (2,962)   (6,932)     --
INCOME (LOSS) FROM CONTINUING OPERATIONS  .    37,171    16,709   (25,245)
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS   . . . . . . . . . . . . . .      --       2,324    (4,119)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE  . . . . . . . . . . .    37,171    19,033   (29,364)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF MINORITY INTEREST   . . . . . . .      --      (2,542)     --
NET INCOME (LOSS) . . . . . . . . . . . . .    37,171    16,491   (29,364)
PREFERRED STOCK DIVIDEND REQUIREMENTS   . .    (2,135)   (4,260)   (4,260)
INCOME (LOSS) APPLICABLE TO COMMON STOCK  .  $ 35,036  $ 12,231  $(33,624)

INCOME (LOSS) PER COMMON SHARE:
   Continuing operations  . . . . . . . . .  $    .61  $    .31  $   (.98)
   Discontinued operations  . . . . . . . .      --         .06      (.14)
   Cumulative effect of accounting change .      --        (.07)     --
   Income (loss)  . . . . . . . . . . . . .  $    .61  $    .30  $  (1.12)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . . .    57,843    40,325    30,003





 The accompanying notes are an integral part of these financial statements.





                                         ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (in thousands)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                     1994              1993            1992
                                                                                  ---------         ---------       ---------
OPERATING ACTIVITIES
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .         $ 37,171          $ 16,491        $(29,364)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . .            54,201           30,133          14,901
        Provision for deferred income taxes   . . . . . . . . . . . . . .              (878)           3,199           2,417
        Amortization of debt discount and other assets  . . . . . . . . .             3,205            2,627           1,366
        Net cash provided (used) by discontinued operations   . . . . . .              --               (639)         12,126
        Losses or distributed income (undistributed income) from equity
          affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . .               403             (114)          5,152
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,171            1,565           1,019
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable   . . . . . . . . .            12,246           12,914          (9,800)
           (Increase) decrease in prepaid expenses and other  . . . . . .            (7,774)          (2,052)          1,961
           Increase (decrease) in accounts payable  . . . . . . . . . . .             5,493           (1,781)          1,402
           Increase (decrease) in accrued and other liabilities   . . . .             2,595           (6,851)          6,040
              Net cash provided by operating activities   . . . . . . . .           107,833           55,492           7,220

INVESTING ACTIVITIES
    Additions to property and equipment   . . . . . . . . . . . . . . . .          (153,165)         (83,002)         (3,375)
    Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . .              --             36,819            --
    Net proceeds from sales of discontinued operations  . . . . . . . . .               652           12,275           2,047
    Purchase of short-term investments  . . . . . . . . . . . . . . . . .            (5,869)            --              --
    Proceeds from disposition of assets   . . . . . . . . . . . . . . . .            24,898            1,259             754
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               972           (3,683)          2,279
              Net cash provided (used) by investing activities  . . . . .          (132,512)         (36,332)          1,705

FINANCING ACTIVITIES
    Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .           114,698          159,113            --
    Reduction of long-term borrowings   . . . . . . . . . . . . . . . . .           (64,641)         (72,364)         (8,652)
    Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . .            (2,426)            --              --
    Preferred stock dividends   . . . . . . . . . . . . . . . . . . . . .            (2,135)          (4,260)         (4,260)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (668)             921            --
              Net cash provided (used) by financing activities  . . . . .            44,828           83,410         (12,912)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .            20,149          102,570          (3,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . . . .           128,060           25,490          29,477
CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . . . . . .          $148,209         $128,060        $ 25,490

 The accompanying notes are an integral part of these financial statements.





               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Energy Service Company, Inc. (the "Company"), a Delaware corporation, was incorporated in August 1987, and is the successor by merger to Blocker Energy Corporation. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's investments in 50% or less owned affiliates are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. See Note 2 "Investments in Equity Affiliates."

     In August 1993, the Company completed the step acquisition (the "Penrod Acquisition") of Penrod Holding Corporation ("Penrod"). See Note 2 "Investments in Equity Affiliates" and Note 3 "Acquisition." The Company has included the income from continuing operations of Penrod in its consolidated statement of operations beginning January 1, 1993 and has presented the preacquisition earnings related to the 64% of Penrod which it did not own prior to August 1993 as Minority Interest. The results of the Company's 1992 operations reflect Penrod on the equity method of accounting.

  CONSOLIDATED STATEMENT OF CASH FLOWS

     The Company's consolidated statement of cash flows for the year ended December 31, 1993 includes the cash and cash equivalents acquired in the Penrod Acquisition, net of acquisition costs, plus the cash provided by operating activities of Penrod subsequent to the Penrod Acquisition. The cash flows from investing and financing activities of Penrod subsequent to the Penrod Acquisition, including additions to property and equipment, long-term borrowings, and repayments of long-term borrowings, are also included in the Company's consolidated statement of cash flows for the year ended December 31, 1993. The cash provided by operating activities of Penrod prior to the Penrod Acquisition and the cash flows from investing and financing activities of Penrod prior to the Penrod Acquisition have not been included in the Company's consolidated statement of cash flows for the year ended December 31, 1993.

     For purposes of the consolidated balance sheet and statement of cash flows, the Company considers highly liquid debt instruments to be cash equivalents if they have maturities of three months or less at the date of purchase.

  FOREIGN CURRENCY TRANSLATION

     The  financial   statements  of   certain  foreign   subsidiaries  are
maintained  in  their  local  currency,  and  assets  and  liabilities  are
translated  into  U.S. dollars  at current  exchange  rates.   Revenues and





expenses are translated at the average exchange rate for each period. Translation adjustments are accumulated as a separate component of stockholders' equity. Such translation adjustment activity was insignificant for all years presented.

     Some foreign subsidiaries operate in highly inflationary economies. The financial statements of these subsidiaries, as well as the financial statements of certain foreign subsidiaries for which the U.S. dollar is the functional currency, are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process applicable to these foreign subsidiaries are reflected in the consolidated statement of operations. Transaction and translation losses were $1.3 million for the year ended December 31, 1994, $961,000, net of minority interest, for the year ended December 31, 1993 and $217,000 for the year ended December 31, 1992.

  SHORT-TERM INVESTMENTS

     Short-term investments are comprised of debt instruments having maturities of greater than three months and less than one year at the date of purchase and are stated at cost due to the Company's intent and ability to hold the investments to maturity. The aggregate fair value of short-term investments at December 31, 1994 approximates cost. As of December 31, 1994, short-term investments consisted of debt instruments issued by U.S. government agencies.

  PROPERTY AND EQUIPMENT

     Depreciation on drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight line method over estimated useful lives ranging from 4 to 15 years. Depreciation on drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 10 to 15 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Depreciation is computed using the straight line method over estimated useful lives ranging from 2 to 10 years for other equipment and 7 to 30 years for buildings and improvements.

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. Interest capitalized for the years ended December 31, 1994 and 1993 was $731,000 and $735,000, respectively. No interest was capitalized in 1992.

     Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

  GOODWILL

     Goodwill arising from  the acquisition  of Penrod in  1993 and  Argosy





Offshore, Ltd. in 1991 is amortized on the straight-line basis over periods of 40 years and 10 years, respectively. See Note 3 "Acquisition." During 1994, goodwill from the Penrod Acquisition was reduced primarily for adjustments to insurance and other liabilities and deferred taxes. See
Note 11 "Income Taxes". Accumulated amortization was $2.0 million and $1.2 million at December 31, 1994 and 1993, respectively. Amortization expense was $802,000, $598,000 and $290,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1994.

  INCOME TAXES

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," the effects of which were applied retroactively to the beginning of 1990. SFAS No. 109 requires the Company to compute deferred income taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years. The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. See Note 11 "Income Taxes."

  MINORITY INTEREST

     The Company's 1994 and 1993 consolidated financial statements include Penrod, which prior to the Company's acquisition of the remaining interest in August 1993 was a 36% owned affiliate. See Note 3 "Acquisition." ENSCO Drilling (Caribbean), Inc. ("Caribbean"), which is 70% owned by the Company, has been included in the Company's consolidated financial statements for all years presented. The Company's consolidated financial statements also include ENSCO Technology Canada, Inc. ("ETC") for all years presented. In October 1994, a wholly owned subsidiary of the Company sold a 30% interest in ETC to an unrelated third party. See Note 12 "Gain on Sale of Subsidiary Stock." The minority shareholders' interest included in the Company's consolidated balance sheet at December 31, 1994 and 1993 was $4.7 million and $1.2 million, respectively, and is included in Other Liabilities.

     The  minority  interest  amount   in  the  consolidated  statement  of
operations for the year ended December 31, 1993 included $4.5 million related to the preacquisition earnings of Penrod.

  CONSTRUCTION REVENUE RECOGNITION

     Revenues from the construction of Venezuela barge drilling rigs were recognized on the percentage of completion method based on shipyard costs incurred as a percentage of estimated total shipyard costs in the consolidated statement of operations for the year ended December 31, 1992.
There was no  such treatment of construction  activity for the years  ended





December 31, 1994 or 1993.

  SALE OF SUBSIDIARY STOCK

     The Company has adopted the income statement recognition method as its accounting policy with respect to gains and losses associated with the sale of subsidiary stock. A gain of $670,000 is included in the Company's consolidated statement of operations for the year ended December 31, 1994 related to the sale of stock of a subsidiary. See Note 12 "Gain on Sale of Subsidiary Stock."

  INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the applicable period after recognition of minority interest charges and preferred stock dividend requirements. Common stock equivalents have been included in periods in which their effect is dilutive. All weighted average share and per share amounts have been restated to reflect the one share for four shares reverse stock split ("reverse stock split") which was effective June 1, 1994. See
Note 8 "Stockholders' Equity."

  RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the 1994 presentation.


2.    INVESTMENTS IN EQUITY AFFILIATES

     Investment in equity affiliate at December 31, 1994 and 1993 consists primarily of a wholly owned subsidiary's 50% interest in a joint venture, which was formed in June 1993, for the purpose of owning, leasing and operating jackup rigs in the territorial waters of Mexico and other parts of the world. The wholly owned subsidiary contributed a jackup rig to the joint venture and the other partner's capital contribution consisted of payments for mobilization costs, costs of leg extensions and other rig equipment and a working capital contribution. For the years ended December 31, 1994 and 1993, the Company recorded income of $700,000 and $561,000, respectively, in Income (Loss) from Equity Affiliates from its beneficial ownership in the joint venture. The difference between the Company's investment in the joint venture and its proportionate share of the joint venture's net assets was $1.4 million, net of accumulated amortization, at December 31, 1994 and is being amortized over a ten year period. The Company received $2.2 million of distributions from the joint venture in 1994, of which $1.1 million represented a return of capital. No distributions were received from the joint venture in 1993.

     A wholly owned subsidiary of the Company, through its 42% investment in a partnership, beneficially owned 25% of Penrod during 1992. See Note 3 "Acquisition." The following is a consolidated summary of the operating results of the partnership for the year ended December 31, 1992 (in thousands):





                                                                                                      CONSOLIDATED
                                                     PARTNERSHIP        PENROD      ELIMINATIONS         TOTALS
                                                     -----------       --------     ------------      ------------
         Revenues . . . . . . . . . . . . . . .        $  --           $ 82,805     $  --                $82,805
         Operating expenses   . . . . . . . . .            335           74,821        (216) <F1>         74,940
         Net loss . . . . . . . . . . . . . . .         (6,811)         (12,819)     12,819               (6,811)

<F1>    To eliminate intercompany transactions.

     A wholly owned subsidiary of the Company also owned, through a 28% ownership interest in certain trusts in 1992, an additional 11% of Penrod. See Note 3 "Acquisition."

     For the year ended December 31, 1992, the Company recorded in its results of operations in Income (Loss) from Equity Affiliates a loss of $5.2 million from its beneficial ownership in the Penrod-related affiliates.


3.    ACQUISITION

     In August 1993, ENSCO Engineering Company, a wholly owned subsidiary of the Company, acquired the remaining 64% of the common stock of Penrod not then beneficially owned by the Company. In exchange for the common stock of Penrod, the Company issued 102.1 million net shares (25.5 million net shares after the reverse stock split) of its common stock valued at approximately $227.9 million, which included 23.9 million shares (6.0 million shares after the reverse stock split) of a new class of convertible common stock of the Company that was converted into an equal number of shares of the Company's common stock in October 1993. The exchange was based upon four common shares of the Company's common stock (prior to the reverse stock split) for each share of Penrod common stock.

     The Company accounted for the Penrod Acquisition, under the rules of purchase accounting, as a step acquisition. Under a step acquisition, the acquiring company purchases its controlling interest in the acquired company through a series of transactions at different time intervals. A partial step-up or step-down in basis of the acquired company's assets is recognized in the consolidated financial statements of the acquirer each time an additional interest is acquired. The purchase by the Company of the remaining 64% of Penrod was recorded at the price paid at the time of purchase, while the prior 36% ownership of Penrod obtained by the Company in prior transactions remained at historical cost.

     The following unaudited pro forma information shows the consolidated results of operations for the years ended December 31, 1993 and 1992 based upon adjustments to the restated historical financial statements of the Company and the historical financial statements of Penrod to give effect to the acquisition by the Company of the remaining 64% of Penrod as if such





acquisition had occurred January 1, 1992 (in thousands, except per share data):

                                                      1993        1992
                                                    ---------   ---------

    Operating revenues  . . . . . . . . . .         $246,235    $182,235
    Operating income (loss) . . . . . . . .         $ 33,886    $(34,124)
    Income (loss) from continuing operations        $ 19,005    $(35,529)
    Net income (loss) . . . . . . . . . . .         $ 21,329    $(39,648)
    Preferred stock dividend requirements .           (4,260)     (4,260)
    Income (loss) applicable to common stock        $ 17,069    $(43,908)

    Income (loss) per common share  . . . .         $    .30    $   (.79)

     The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1992, or of results that may occur in the future.





4.    PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                      1994        1993
                                                    ---------   ---------

      Land and buildings  . . . . . . . . .         $  2,638    $  2,169
      Drilling rigs and equipment . . . . .          562,722     475,590
      Marine vessels  . . . . . . . . . . .           66,729      66,492
      Other equipment . . . . . . . . . . .           19,989      21,084
      Work in progress  . . . . . . . . . .           14,285      15,395
                                                    $666,363    $580,730

     In February 1994, the Company purchased two jackup rigs located in the North Sea and simultaneously entered into bareboat charter agreements with the seller for an initial twelve month period. The purchase price consisted of $50.0 million paid at closing and an additional $6.0 million which was to be credited against the bareboat charter payments during the last four months of the initial bareboat charter agreements. The bareboat charter agreements were not extended beyond the initial twelve month period and the Company made a payment of $1.8 million to the seller, in December 1994, for the remainder of the deferred purchase payment, net of bareboat charter payments due to the Company through the end of the twelve month bareboat charter period. The drilling contracts for the two rigs have been assigned to the Company as of January 1, 1995. Under such contracts, the rigs work for the joint venture of major oil and gas exploration companies for whom the rigs operated during the term of the bareboat charter agreements.

     The Company's additions to property and equipment for the year ended December 31, 1994 also included $62.2 million in connection with the construction of four barge drilling rigs delivered to Venezuela in July through September of 1994. The rigs immediately commenced operations under five-year drilling contracts with Lagoven, S.A. ("Lagoven"), an affiliate of the Venezuelan national oil company. The contracts afford Lagoven the option to buy the barge drilling rigs during or at the end of the five-year contracts.

     In June 1994, the Company completed the sale of its United States land rig operations consisting of twelve land rigs and related equipment, as well as an office building and yard, to an unrelated third party. The total sales price was approximately $15.5 million, consisting of cash, a promissory note and receivables. In November and December of 1994, the Company sold three of its land rigs and related equipment, located in the Middle East, to unrelated third parties for $7.5 million. No significant gains or losses resulted from the 1994 land rig sales.

     The Company's additions to property and equipment for the year ended December 31, 1993 include $65.7 million in connection with the construction of four barge drilling rigs delivered to Venezuela in March through June of 1993. The rigs immediately commenced operations under five-year drilling contracts with Lagoven. The contracts afford Lagoven the option to buy the





barge drilling rigs during or at the end of the five-year contracts.

     In November 1993, the Company transferred three inactive land rigs to work in progress in connection with the construction of four barge drilling rigs which began operating in July through September of 1994 in Venezuela. The rigs had a net book value of $6.8 million at the date of transfer to work in progress.

     In June 1992, the Company sold four inactive land rigs located in Texas to a third party in connection with the construction of four barge drilling rigs. The land rigs were sold at the Company's net book value and therefore no gain or loss was recognized. The rigs had a net book value at the time of sale of $7.6 million.


5.   LEASES

     The Company operates four marine transportation vessels pursuant to ten-year operating lease agreements. The leases are renewable at the option of the Company for up to three successive one-year periods and provide the Company with an option to buy each of the vessels at the end of the initial lease term at fair market value. In addition, the Company is obligated under leases for certain of its offices and equipment.

     Rental expense relating to operating leases was $3.7 million, $4.1 million and $3.1 million for the years ended December 31, 1994, 1993 and 1992, respectively. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $4.2 million in 1995; $3.4 million in 1996; $3.2 million in 1997; $2.7 million in 1998; $1.9 million in 1999 and $860,000 thereafter.


6.   LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1993 consists of the following (in thousands):

                                                      1994        1993
                                                    ---------   ---------

     Secured term loans (non-recourse to the
        Company)  . . . . . . . . . . . . .         $127,799    $ 59,722
     Secured term loans . . . . . . . . . .           75,417      85,000
     Interim construction financing . . . .             --         3,320
     Convertible subordinated debentures  .             --         5,059
     Other notes payable  . . . . . . . . .             --            80
     Total long-term debt . . . . . . . . .          203,216     153,181

     Less current maturities  . . . . . . .          (40,750)    (27,198)
                                                    $162,466    $125,983

     A subsidiary of the Company entered into two financing arrangements with a subsidiary of a Japanese corporation in connection with the





construction of eight barge drilling rigs. The first financing arrangement, totalling $65.0 million, funded the cost of four barge drilling rigs delivered to Venezuela in 1993. The second financing arrangement, totalling $78.0 million, funded the cost of four more barge drilling rigs delivered to Venezuela in 1994. Each financing arrangement consists of four secured term loans, one for each barge drilling rig. The eight secured term loans bear interest at an average fixed rate of 8.17% and are each repayable in 60 equal monthly installments of principal and interest ending in mid-1998 through the first part of 2000. The term loans are each secured by a specific barge drilling rig, which rigs together had a combined net book value of $131.8 million at December 31, 1994, and the charter contract on each rig. The secured term loans are expected to be repaid from the cash flow generated by the eight barge drilling rigs and are without recourse to the Company.

     In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures which were originally due July 1, 1995.

     In December 1993, a subsidiary of the Company entered into a $100.0 million loan arrangement with a group of international banks. The facility consisted of a $60.0 million secured term loan and a $40.0 million revolving line of credit. The secured term loan is repayable in equal semi-annual installments of principal over five years. The revolver is reduced semi-annually by $1.0 million over five years, with the final $30.0 million line expiring at the end of the five-year term. The facility carries a floating interest rate tied to London InterBank Offered Rates. As of December 31, 1994, the interest rate on the facility was 7.4% per annum. The remaining $39.0 million of the revolver is undrawn at December 31, 1994. The facility is collateralized by most of the Company's jackup rigs, which had a combined net book value of $246.6 million at December 31, 1994. The loan arrangement requires that the Company maintain specified minimum balances of cash and working capital, maintain certain operating cash flows and not exceed a certain debt to total asset ratio, and it includes certain limitations on dividends and requires that the appraised value of the rigs securing the facility exceed the loan balances relating to those rigs by a specified factor.

     In October 1993, a subsidiary of the Company entered into a $25.0 million loan agreement with a financial institution. The seven year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 15, 2000. The term loan is collateralized by substantially all of the Company's marine transportation vessels which had a combined net book value of $40.9 million at December 31, 1994. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

     The Company maintains legally restricted cash balances with a bank as collateral for letters of credit issued by the bank related to borrowings and insurance arrangements. These restricted cash balances aggregated $5.6 million at December 31, 1994 and are included in prepaid expenses and other.





     Maturities of long-term  debt are as follows:   $40.8 million in 1995;
$43.5 million in 1996; $45.8 million  in 1997; $40.6 million in 1998; $29.1 million in 1999, and $3.4 million thereafter.


7.    PREFERRED STOCK

     In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock"), which was also the number of shares outstanding at December 31, 1993. Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. Such conversion resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares which resulted in a cash outlay of $799,000.

     Dividends on the $1.50 Preferred Stock were cumulative and payable quarterly when declared at a rate of $1.50 per annum per share.





8.   STOCKHOLDERS' EQUITY

                                                                                                    RESTRICTED
                                                 COMMON STOCK          ADDITIONAL                      STOCK
                                          ------------------------      PAID-IN      ACCUMULATED     (UNEARNED      TREASURY
                                            SHARES         AMOUNT       CAPITAL        DEFICIT     COMPENSATION)      STOCK
                                          ---------      ---------     ---------     -----------   -------------    ---------
(in thousands)
BALANCE, December 31, 1991                 115,678       $ 11,568      $250,539      $ (85,300)       $(8,240)      $ (3,395)
       Net loss                              --              --            --          (29,364)           --             --
       Common stock issued under
         employee benefits plans, net           44              4          (410)           --             540            (36)
       Common stock issued
         in acquisition                      6,378            638         9,507            --             --             797
       Preferred stock dividends              --             --            --           (4,260)           --             --
       Amortization of unearned
         compensation                         --             --            --              --           1,154            --
BALANCE, December 31, 1992                 122,100         12,210       259,636       (118,924)        (6,546)        (2,634)
       Net income                             --             --            --           16,491            --             --
       Common stock issued under
         employee benefits plans, net          437             44         1,026            --             (55)          (351)
       Common stock issued
         in acquisition                    122,212         12,221       260,438            --             --         (44,828)
       Preferred stock dividends              --             --            --           (4,260)           --             --
       Amortization of unearned
         compensation                         --             --            --              --             987            --
       Reorganization adjustments             --             --             449            --             --             --
       Exercise/extinguishment
         of options/warrants                   248             25          (774)           --             --             --
BALANCE, December 31, 1993                 244,997         24,500       520,775       (106,693)        (5,614)       (47,813)
       Net income                             --             --            --           37,171            --             --
       Common stock issued under
         employee benefits plans, net          309             31         3,491            --            (941)        (2,401)
       Preferred stock dividends              --             --            --           (2,135)           --             --
       Amortization of unearned
         compensation                         --             --            --              --           1,037            --
       Conversion of preferred stock         5,013            501        69,677            --             --             --
       Repurchase of common stock             --             --            --              --             --          (2,426)
       Reverse stock split                (183,748)       (18,375)       18,375            --             --             --
BALANCE, December 31, 1994                  66,571       $  6,657      $612,318      $ (71,657)       $(5,518)      $(52,640)

     The Company's stockholders approved a one share for four shares reverse stock split of the Company's common stock at the Company's Annual
Meeting  of  Stockholders held  on May  24, 1994.    All references  in the
financial statements to weighted  average common shares outstanding, income
(loss) per common share amounts and the 1994 share amounts in the table above have been restated to reflect the reverse stock split. The aggregate par value of the Company's common stock was reduced and additional paid-in capital was increased to reflect the decreased aggregate par value of the Company's common stock outstanding subsequent to the reverse stock split.







     In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of December 31, 1994, the Company had repurchased 201,400 shares of its common stock. Management anticipates that future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

     At the Company's Annual Meeting of Stockholders held on August 10, 1993, the Company's stockholders approved an increase in the number of authorized shares of common stock ($.10 par value) of the Company from
250.0 million (62.5 million after the reverse stock split) to 500.0 million (125.0 million after the reverse stock split).

     In March 1988, in connection with borrowings under a secured loan facility, the Company issued warrants to purchase 2.5 million shares (prior to the reverse stock split) at prices between $3.75 and $4.50 per share
(prior to the reverse stock split). The warrants were extinguished in October 1993 at the time the secured loans were repaid.


9.   EMPLOYEE BENEFIT PLANS

  EMPLOYEE STOCK OPTIONS

     The Company has an employee stock option plan as part of the ENSCO Incentive Plan (the "Incentive Plan"). The maximum number of shares with respect to which awards may be made pursuant to the Incentive Plan is 6.3 million. Of the 6.3 million shares, a minimum of 625,000 are reserved for issuance of incentive stock grants and a minimum of 625,000 are reserved for issuance as profit sharing grants.

     The exercise price of stock options under the Incentive Plan is the fair market value of the stock at the time the option is granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants. Non-qualified options are generally exercisable one year after grant. Incentive stock options generally become exercisable in 25% increments over a four-year period. To the extent not exercised, options expire generally on the fifth anniversary of the date of grant.

     A summary of stock option transactions, restated for the reverse stock split, under the Incentive Plan is as follows (in thousands, except per share amounts):

       Outstanding December 31, 1991  . . . . . . .        1,007
            Granted ($4.76 to $11.00 per share)   .          389
            Forfeited   . . . . . . . . . . . . . .         (350)
                                                           -----
       Outstanding December 31, 1992  . . . . . . .        1,046
            Granted ($12.00 per share)  . . . . . .          310
            Exercised ($4.76 to $11.00 per share)            (89)
            Forfeited   . . . . . . . . . . . . . .         (192)
                                                           -----





       Outstanding December 31, 1993  . . . . . . .        1,075
            Granted ($15.69 per share)  . . . . . .          213
            Exercised ($4.76 to $16.00 per share)           (244)
            Forfeited   . . . . . . . . . . . . . .          (39)
                                                           -----
       Outstanding December 31, 1994  . . . . . . .        1,005
                                                           =====

    At December 31, 1994, 468,000 options were exercisable at prices ranging from $4.76 to $16.00 per share. Under the Incentive Plan, 2.7 million shares were available for grant as options or incentive grants at December 31, 1994.

  INCENTIVE STOCK GRANTS

    Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the Incentive Plan through February 8, 1998.

    Shares of common stock subject to incentive grants shall vest on such a basis as determined by a committee of the Board of Directors. Through 1994, incentive stock grants for 1.1 million shares of common stock were granted, of which 520,000 were vested at December 31, 1994. During 1994 and 1993, incentive stock grants for 60,000 shares and 50,000 shares (12,500 shares after the reverse stock split), respectively, were granted. No incentive stock grants were made in 1992. During 1993, 40,000 shares (10,000 shares after the reverse stock split) were forfeited. The remaining outstanding incentive stock grants vest as follows: 102,500 in 1995, 92,500 in each of the years 1996 through 1998, 90,000 in each of the years 1999 and 2000, and 6,000 in each of the years 2001 through 2004. The Company charged $1.0 million to operations in each of the years 1994 and 1993, and $1.2 million in 1992, related to incentive stock grants. The unvested portion of the incentive stock grants is classified in the Stockholders' Equity section of the consolidated balance sheet as Restricted Stock.

  PROFIT SHARING PLAN

    The Company has a profit sharing plan (the "ENSCO Savings Plan") which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions for the years ended December 31, 1994 and 1993 of $1.1 million and $500,000, respectively. No profit sharing contribution was made for 1992.

    The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make
tax  deferred  contributions to  the  plan.   Beginning  July 1,  1993, the
Company made matching contributions equivalent to 25% of all employee contributions, subject to a maximum employee contribution of 6% of their compensation, which amounted to $307,000 and $64,000 in 1994 and 1993, respectively. The Company made no matching contributions during 1992. The





Company has reserved 500,000 shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

  EMPLOYEE STOCK PURCHASE PLAN

    Under the terms of the Company's employee stock purchase plan (the "Stock Purchase Plan"), eligible employees could acquire shares of common stock through payroll deductions of not more than 10% of their base annual compensation. The price at which shares were purchased was 85% of the lower of fair market value for such shares on the first or last day of each plan year. In February 1993, the Board of Directors of the Company voted to terminate the Stock Purchase Plan, effective June 30, 1993. Employees participating in the Stock Purchase Plan at the date of termination had the option of purchasing common stock of the Company or receiving a cash refund of funds contributed in 1993. For the 1993 and 1992 plan years, 18,340 shares (4,585 shares after the reverse stock split) and 115,352 shares (28,838 shares after the reverse stock split), respectively, were sold at $.96 per share ($3.84 per share after the reverse stock split).

    Common stock acquired pursuant to the Stock Purchase Plan may not be sold or otherwise transferred by the participant within two years after the purchase date, unless such common stock is first tendered to the Company. The Company has the right to repurchase the common stock at the lesser of the original purchase price paid for such common stock by the participant or the fair market value on the tender date.

  EMPLOYEE RETIREMENT PLAN

    Eligible former Penrod employees participate in a noncontributory defined benefit employee retirement plan. However, the plan was frozen effective December 31, 1990. Accordingly, no additional participants may join the plan and no additional benefits have been accrued for participants subsequent to December 31, 1990. The Company's policy is to fund the plan based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and tax considerations. Management intends to terminate the plan when it is in the best financial interest of the Company by purchasing annuities or otherwise providing for participants under the plan. The plan termination liability is estimated at $11.1 million, and the value of plan assets is estimated at $6.0 million, resulting in an unfunded termination liability of $5.1 million which is included in Other Liabilities at December 31, 1994. Net periodic pension expense for all years presented was insignificant. The Company does not expect to incur any future charges or additional liabilities in connection with the plan prior to its termination.


10.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1993, Penrod adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for
Postretirement  Benefits Other Than Pensions."   SFAS No.  106 requires the
accrual, during the year the employee renders the service, of the estimated
cost of  providing postretirement non-pension  benefit payments.   SFAS No.
106 allows recognition  of the cumulative  effect of  the liability in  the





year of adoption or  the amortization of the obligation over a period of up to twenty years.  Penrod elected  to recognize this change in accounting on
the  immediate recognition basis.   The cumulative effect,  after taxes and
minority  interest, on the Company resulting from Penrod's adoption of SFAS
No. 106 was $2.5 million ($.07 per share after the reverse stock split). Effective January 1, 1994, the Company's medical plan was amended such that eligible Penrod retirees and eligible future retirees of the Company could participate in the Company's medical plan. Retirees participating in the Company's medical plan make contributions to the plan at a level that is intended to fund the cost of all retiree medical claims. The Company's current and contemplated employee benefit plans do not require the recognition of a liability for postretirement benefits under SFAS No. 106.





11.  INCOME TAXES

    In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method for computing deferred income taxes. In accordance with the provisions of SFAS No. 109, the Company elected to retroactively apply the requirements of SFAS No. 109 to January 1, 1990, and to restate the financial statements of the Company issued subsequent to that date. The adoption of SFAS No. 109 resulted in an increase of $246,000 ($.01 per share after the reverse stock split) to income from continuing operations for the year ended December 31, 1992.

    The Company had income of $31.6 million and $9.4 million, and a loss of $23.4 million from its operations before income taxes in the United States and income of $12.3 million, $20.2 million and $191,000 from its operations before income taxes in foreign countries for the years ended December 31, 1994, 1993 and 1992, respectively.

    The provisions for income taxes for the years ended December 31, 1994, 1993 and 1992 are summarized as follows (in thousands):

                                                                    1994         1993         1992
                                                                   -------      -------      -------
       Current:
             Federal  . . . . . . . . . . . . . . . . . . .        $ 1,047       $  500      $ --
             Foreign  . . . . . . . . . . . . . . . . . . .          3,591        1,899          52
                  Total current . . . . . . . . . . . . . .          4,638        2,399          52

       Deferred:
             Federal  . . . . . . . . . . . . . . . . . . .           (650)        --          (106)
             State  . . . . . . . . . . . . . . . . . . . .          --            --          (217)
             Foreign  . . . . . . . . . . . . . . . . . . .          2,771        3,100       2,321
                  Total deferred  . . . . . . . . . . . . .          2,121        3,100       1,998
       Effect of enacted rate change on pre quasi-
         reorganization net operating loss carryforwards  .          --             448        --
       Deferred tax asset valuation allowance . . . . . . .         (3,000)        --          --
             Total  . . . . . . . . . . . . . . . . . . . .        $ 3,759       $5,947      $2,050

/TABLE

    Deferred income tax assets (liabilities) as of December 31, 1994 and 1993 are summarized as follows (in thousands):

                                                                        1994              1993
                                                                      ---------        ----------
       Deferred income tax benefits:
             Net operating loss carryforwards . . . . . . .           $104,151         $ 128,056
             Bad debts provision  . . . . . . . . . . . . .                493               778
             Liabilities not deductible for tax purposes  .              3,251             5,299
             Safe harbor leases . . . . . . . . . . . . . .              6,474             6,940
             Investment tax credit carryforward . . . . . .              3,584             3,584
             Unfunded pension liability . . . . . . . . . .              1,785             3,236
             Investment in equity affiliates  . . . . . . .                154             1,515
             Foreign branch deferred taxes  . . . . . . . .                  -             4,911
             Other  . . . . . . . . . . . . . . . . . . . .              2,096             2,326
             Gross deferred tax assets  . . . . . . . . . .            121,988           156,645
             Less:  Valuation allowance . . . . . . . . . .            (47,936)          (61,626)
             Deferred tax assets, net of valuation
               allowance  . . . . . . . . . . . . . . . . .             74,052            95,019

       Deferred tax liabilities:
             Property . . . . . . . . . . . . . . . . . . .            (92,477)         (113,793)
             Tax gain recognized on transfer of assets  . .             (4,052)           (6,066)
             Other  . . . . . . . . . . . . . . . . . . . .               (638)             (908)
             Gross deferred tax liabilities . . . . . . . .            (97,167)         (120,767)
                 Net deferred tax liabilities . . . . . . .           $(23,115)        $ (25,748)

       Net current deferred tax assets (liabilities)  . . .           $   (126)        $   1,108
       Net noncurrent deferred tax liabilities  . . . . . .            (22,989)          (26,856)
                 Net deferred tax liability . . . . . . . .           $(23,115)        $ (25,748)

    The valuation allowance decreased by $13.7 million in 1994, of which $1.6 million was recorded as an adjustment to goodwill, due to the expected utilization of net operating losses that were previously projected to expire unutilized. Included in the valuation allowance at December 31, 1994 is approximately $13.3 million related to net operating loss carryforwards of Penrod, which originated prior to the Penrod Acquisition, that are projected to expire unutilized. Any future adjustments to the valuation allowance related to the projected utilization or nonutilization of the net operating loss carryforwards of Penrod that originated prior to the Penrod Acquisition will be allocated to goodwill. The valuation allowance in 1993 and 1992 increased $15.9 million and $10.3 million, respectively, due to net operating losses incurred for which no future benefit was projected to be realized.





    The consolidated effective income tax rate for the years ended December 31, 1994, 1993 and 1992 differs from the United States statutory income tax rate as follows:


                                                                        1994        1993        1992
                                                                       ------      ------      ------
       Statutory income tax rate  . . . . . . . . . . . . . . . . .     35.0%       35.0%      (34.0%)
       Utilization of net operating loss carryforwards  . . . . . .    (31.7)      (10.5)       29.5
       Change in valuation allowance  . . . . . . . . . . . . . . .     (6.8)        --          --
       Foreign taxes  . . . . . . . . . . . . . . . . . . . . . . .     10.0        (6.9)       14.6
       Alternative minimum tax  . . . . . . . . . . . . . . . . . .      2.4         --          --
       Enacted future rate change . . . . . . . . . . . . . . . . .      --          1.5         --
       State income taxes . . . . . . . . . . . . . . . . . . . . .      --          --         (0.9)
       Other    . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.3)        0.9        (0.4)
       Effective income tax rate  . . . . . . . . . . . . . . . . .      8.6%       20.0%        8.8%


    At December 31, 1994, the Company had regular and alternative minimum tax net operating losses and investment tax credit carryforwards of approximately $297.6 million, $176.3 million and $3.6 million, respectively. Included in the foregoing amounts are approximately $22.1 million of net operating loss carryforwards and $3.6 million of investment tax credit carryforwards which originated prior to the Company's quasi-reorganization in 1983. Through December 31, 1994, in accordance with the provisions of SFAS No. 109, the Company had recognized the benefit of all of the pre quasi-reorganization net operating loss carryforwards for financial reporting purposes, by utilizing reversing taxable temporary differences available during the carryforward period of such net operating losses, and through tax planning strategies that will generate sufficient taxable income to offset the remaining pre quasi-reorganization net operating loss carryforwards. The costs of the tax planning strategies have been included in the income tax provision. The utilization of these net operating loss carryforwards did not reduce the Company's provision for income taxes but resulted in the addition of $15.3 million to additional paid-in capital. This accounting treatment does not affect the Company's ability to use such net operating loss carryforwards to offset taxes otherwise payable. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire from 1998 through 2007, and the investment tax credit carryforwards expire from 1995 through 2000. As a result of the Penrod Acquisition, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986.

    It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the
Company's  undistributed  foreign  earnings   at  December  31,  1994  were
generated by controlled foreign  corporations and were taxed, for  U.S. tax
purposes,  in the  year that  such earnings  arose.   Upon distribution  of
foreign earnings  in the form of dividends or otherwise, the Company may be





subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company since additional available net operating loss carryforwards would be utilized to reduce the additional U.S. income taxes payable.





12.  GAIN ON SALE OF SUBSIDIARY STOCK

    In October 1994, a wholly owned subsidiary of the Company sold 400,000 shares of ETC to Lateral Vector Resources, Inc. ("LVR"), a Canadian company, for $1.2 million and a gain of $670,000 was recognized. The purpose of the sale was to combine forces with LVR to conduct horizontal/ directional drilling services in Canada and certain areas of the United States. The sale reduced the Company's ownership interest in ETC to 70%. A provision for income taxes related to the gain on sale has been made. However, the income tax provision has been offset by a reduction in the deferred tax asset valuation allowance due to the utilization of additional net operating loss carryforwards that had previously been projected to expire unutilized.


13.  COMMITMENTS AND CONTINGENCIES

    Prior to October 1990, Penrod was self-insured for the majority of its maritime claims exposure. During the period from October 1990 to the August 1993 acquisition date, Penrod had insurance coverage which limited its maritime claims exposure to a maximum of the $25,000 deductible for each claim, plus a fluctuating aggregate of $500,000 to $1.5 million which is in excess of the $25,000 claim deductible for each policy year. Penrod is also a defendant in lawsuits with certain of its insurers and the administrator of its self-insurance program, and personal injury and maritime liability lawsuits filed by present and former employees. Management of the Company has provided reserves for such claims as it considers appropriate given the facts currently known.

    On February 13, 1991, Penrod filed an action against TransAmerican Natural Gas Corporation ("TransAmerican") which is presently pending in the U.S. District Court Southern District of Texas, Houston Division, seeking damages for breach of contract. On August 21, 1991, TransAmerican filed an action against Penrod in the 133rd Judicial District Court, Harris County, Texas, seeking damages for breach of contract and tort claims. Management of the Company believes that the outcome of this litigation will be favorable to the Company.

    At December 31, 1994, there were no other contingencies, claims, or lawsuits against the Company which, in the opinion of management, would have a material effect on its financial condition or results of operations.





14.  SEGMENT INFORMATION

    The following shows industry segment and geographic region information for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                                                      INDUSTRY SEGMENT
                                               ------------------------------------------------------------
                                                               MARINE
                                                CONTRACT       TRANS-     TECHNICAL    CORPORATE
                                                DRILLING     PORTATION    SERVICES      & OTHER       TOTAL
                                               ---------     ---------    ---------    ---------    --------
1994
Revenues  . . . . . . . . . . . . . . .        $207,781      $ 37,670     $ 16,522     $   --       $261,973
Operating income (loss) . . . . . . . .          44,597         5,455        2,045         (634)      51,463
Income (loss) from equity affiliates  .             700           (93)        --           --            607
Identifiable assets . . . . . . . . . .         553,205        56,142       10,155      155,881      775,383
Capital expenditures  . . . . . . . . .         142,848         6,951        2,807          559      153,165
Depreciation and amortization . . . . .          45,421         5,815        2,403          562       54,201

1993
Revenues  . . . . . . . . . . . . . . .        $192,120      $ 35,290     $ 18,825     $   --       $246,235
Operating income (loss) . . . . . . . .          34,921         3,458          672       (2,884)      36,167
Income (loss) from equity affiliates  .             561          (129)        --           --            432
Identifiable assets . . . . . . . . . .         532,045        59,210       10,044       89,714      691,013
Capital expenditures  . . . . . . . . .          79,664         1,920        1,206          212       83,002
Depreciation and amortization . . . . .          34,452         5,449        2,577        1,279       43,757

1992
Revenues  . . . . . . . . . . . . . . .        $ 49,002      $ 18,166     $ 15,160     $ 17,103     $ 99,431
Operating income (loss) . . . . . . . .           3,522        (4,680)      (4,954)      (9,108)     (15,220)
Loss from equity affiliates . . . . . .          (5,152)         --           --           --         (5,152)
Identifiable assets . . . . . . . . . .         172,350        48,555       11,447       30,678      263,030
Capital expenditures  . . . . . . . . .           1,080           317        1,858          120        3,375
Depreciation and amortization . . . . .           7,678         4,153        2,363          707       14,901

/TABLE

                                                                           GEOGRAPHIC REGION
                                               ------------------------------------------------------------------------
                                                 NORTH         SOUTH        NORTH    MIDDLE EAST    CORPORATE
                                                AMERICA       AMERICA        SEA       & OTHER       & OTHER     TOTAL
                                               ---------     ---------    ---------  -----------    ---------   --------
1994
Revenues  . . . . . . . . . . . . . . .        $171,640      $ 52,532     $ 30,635    $  7,166      $  ---      $261,973
Operating income (loss) . . . . . . . .          30,883        20,954        4,868      (4,608)         (634)     51,463
Income (loss) from equity affiliates  .             700         ---          ---           (93)        ---           607
Identifiable assets . . . . . . . . . .         340,888       163,042      104,669      10,903       155,881     775,383

1993
Revenues  . . . . . . . . . . . . . . .        $163,357     $  42,794     $ 27,384    $ 12,700      $  ---      $246,235
Operating income (loss) . . . . . . . .          30,333        15,024       (1,364)     (4,942)       (2,884)     36,167
Income (loss) from equity affiliates  .             561         ---          ---          (129)        ---           432
Identifiable assets . . . . . . . . . .         398,177       121,254       59,678      22,189        89,715     691,013

1992
Revenues  . . . . . . . . . . . . . . .        $ 54,820      $ 13,874     $  ---      $ 13,634      $ 17,103    $ 99,431
Operating income (loss) . . . . . . . .          (9,104)        4,130        ---        (1,138)       (9,108)    (15,220)
Income (loss) from equity affiliates  .          (5,102)          601          316        (967)        ---        (5,152)
Identifiable assets . . . . . . . . . .         161,744        26,508       21,509      22,592        30,677     263,030


     Revenues in corporate and other in 1992 consists of revenues recognized in the Company's role as general contractor for the construction of four barge drilling rigs. Corporate and other assets consist primarily of cash, investments, notes receivable and furniture and fixtures.

     Identifiable assets excluded net assets of discontinued operations of $399,000 and $12.0 million at December 31, 1993 and 1992, respectively.

     During 1994, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $48.2 million, or 18%, of total revenues, all of which were from the contract drilling segment. Revenues from another customer were $35.3 million, or 13%, of total revenues. Of such amount, $33.7 million was from the contract drilling segment, $1.4 million was from the marine transportation segment and the remainder was from the technical services segment.

     During 1993, revenues from one customer were $29.0 million, or 12% of total revenues, all of which was from the contract drilling segment.

     During 1992, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $17.1 million, or 17%, of total revenues, all of which was from the corporate and other segment. Revenues from another customer were $12.5 million, or 13%, of total revenues. Of such amount, $8.9 million was from the marine transportation segment, $2.6 million was from the contract drilling segment and the remainder was from the technical services segment.





15.  TRANSACTIONS WITH RELATED PARTIES

     During 1994 and 1993, four of the Company's marine transportation vessels had bareboat charter agreements with a joint venture in which the Company had a 50% interest. Charter revenues from the joint venture of $365,000 and $648,000 are included in Operating Revenues in the Company's consolidated statement of operations for the years ended December 31, 1994 and 1993, respectively. The Company terminated the joint venture and the related charter agreements in May 1994.

     During 1993, the Company recorded $500,000 of Other Income related to fees received from a partnership, owned 42% by a wholly owned subsidiary of the Company, for management services provided by the Company.

     The Company has paid or accrued legal fees to a firm of which a director of the Company was a partner in 1993 and 1992. The Company paid or accrued fees for legal services from this firm of $369,000 and $432,000 during 1993 and 1992, respectively. The Company has a $675,000 note receivable from a director of the Company in connection with the sale of 675,000 shares (168,750 shares after the reverse stock split) of restricted common stock in 1988. The note is due July 1997 and is noninterest bearing as long as the payor remains a director of the Company. At December 31, 1994 and 1993, the note was recorded as a reduction of additional paid-in capital.

     During 1992, the Company paid Rainwater, Inc., which is owned by one of the Company's larger stockholders, a fee of $150,000 for providing financial advisory and consulting services to the Company. The Company made no payments to Rainwater, Inc. during 1994 or 1993.


16.  SUPPLEMENTAL FINANCIAL INFORMATION

     CONSOLIDATED BALANCE SHEET INFORMATION.      Accounts  receivable, net
at December 31, 1994 and 1993 consists of the following (in thousands):

                                                      1994     1993
                                                    -------  -------

          Trade . . . . . . . . . . . . . . . . .   $37,944  $51,473
          Other . . . . . . . . . . . . . . . . .     3,400    1,336
                                                    -------  -------
                                                     41,344   52,809
          Allowance for doubtful accounts . . . .    (1,207)  (1,577)
                                                    -------  -------
                                                    $40,137  $51,232





     Prepaid expenses and other at December 31, 1994 and 1993 consists of the following (in thousands):

                                                      1994     1993
                                                    -------  -------

          Prepaid expenses  . . . . . . . . . . .   $ 5,358  $ 3,825
          Inventory . . . . . . . . . . . . . . .     3,236    3,350
          Other . . . . . . . . . . . . . . . . .     9,561    6,524
                                                    -------  -------
                                                    $18,155  $13,699

     Accrued liabilities at December 31, 1994 and 1993 consists of the following (in thousands):
                                                      1994     1993
                                                    -------  -------

          Operating expenses  . . . . . . . . . .   $ 9,396  $10,881
          Payroll . . . . . . . . . . . . . . . .     6,424    5,009
          Insurance . . . . . . . . . . . . . . .     6,789    7,698
          Taxes . . . . . . . . . . . . . . . . .     6,250    3,475
          Other . . . . . . . . . . . . . . . . .     5,859    5,661
                                                    -------  -------
                                                    $34,718  $32,724

     CONSOLIDATED  STATEMENT  OF OPERATIONS  INFORMATION.   Maintenance and
repairs and taxes, other than payroll and income taxes for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands):

                                                 1994      1993      1992
                                               -------   -------    ------

     Maintenance and repairs  . . . . . . .    $18,790   $22,516    $7,395
     Taxes, other than payroll and
          income taxes  . . . . . . . . . .        751       897       913

     CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION. The consolidated statement of cash flows excludes noncash activities related to the conversion of the $1.50 Preferred Stock into common stock of the Company as described in Note 7 "Preferred Stock", adjustments to goodwill as described in Note 1 "Summary of Significant Accounting Policies" and noncash consideration received related to the sale of the United States land rig operation as described in Note 4 "Property and Equipment".

     Cash paid for interest and income taxes for the years ended December 31, 1994, 1993 and 1992 is as follows (in thousands):

                                                1994      1993     1992
                                              -------   -------  -------

     Interest   . . . . . . . . . . . . . .   $ 9,940   $ 5,682  $ 3,809
     Income taxes   . . . . . . . . . . . .     3,104       232      419





     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values at December 31, 1994 and 1993 are as follows (in thousands):

                                                                           December 31, 1994            December 31, 1993
                                                                         ----------------------       ----------------------
                                                                                      Estimated                    Estimated
                                                                         Carrying       Fair          Carrying       Fair
                                                                          Amount        Value          Amount        Value
                                                                         --------     ---------       --------     ---------
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . .    $  5,869     $  5,862        $   --       $   --
Liabilities - long-term debt, including current maturities  . . . . .     203,216      200,557         153,181      153,181
Nonfinancial instruments - other liabilities  . . . . . . . . . . . .      13,768       13,768          17,785       17,785
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           --            70,977       73,107


The estimated fair values were determined as follows:

Short-term  investments   ---  The  estimated  fair   value  of  short-term
investments  is based  on  current interest  rates  for   investments  with
similar characteristics.

Long-term debt --- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues.

Other liabilities --- The fair value of other liabilities was determined by discounting the expected future cash outflows relating to the other liabilities using long-term borrowing rates available to the Company.

Preferred stock --- The fair  value of the preferred stock at  December 31,
1993 was based on a quoted market price at that time.   The preferred stock
was converted/redeemed in 1994.





17.  DISCONTINUED OPERATIONS

    In 1993, the Company completed a series of transactions that resulted in the sale of substantially all of the Company's supply business conducted by its wholly owned subsidiary ENSCO Tool and Supply Company.

    The Company sold substantially all of the assets of the international supply, tubular services and engineered products business lines of its supply operations segment to an unrelated party under an agreement consummated July 1, 1993. The purchase price consisted of $1.0 million in cash and approximately $3.9 million in notes issued by the purchaser. The notes were repaid in full in December 1993. In a separate transaction consummated June 30, 1993, the Company sold to another unrelated party all of the shares of capital stock of Petroil Services Corporation, ENSCO Tool and Supply (Peru) S.A. and the Egyptian American Technical Services Company owned by the Company. The Company received $5.0 million in cash from the purchaser. Additionally, substantially all of the Company's remaining supply operations segment real estate was sold in 1993 to unrelated purchasers for approximately $2.4 million in cash, net of sales costs.

    As a result of these transactions, the Company's financial statements have been reclassified to present the net assets and operating results of the Company's supply operations segment as discontinued operations. Prior years have been reclassified for comparative purposes. Included in the 1993 Income (Loss) from Discontinued Operations is a gain on the sales discussed above of $2.1 million (which includes a provision of $1.3 million for operations during the phase out period which began July 1, 1993) and income from operations for the six months ended June 30, 1993 of $200,000. Revenues from the supply operations segment were $22.2 million and $62.6 million in 1993 and 1992, respectively. Substantially all of the remaining assets and liabilities of the supply business were sold, liquidated or settled in 1994.


18.  SUBSEQUENT EVENTS

    On January 25, 1995, a wholly owned subsidiary of the Company entered into a letter of intent with the 30% minority interest partner in Caribbean under which the wholly owned subsidiary of the Company will purchase half of the minority interest partner's shareholdings in Caribbean. The purchase price to be paid for the 15% interest in Caribbean is based on Caribbean's future operating activity and proceeds from any future sale of Caribbean's rigs. The agreement, which is effective January 1, 1995, increases the wholly owned subsidiary's interest in Caribbean from 70% to 85%.

    On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock
outstanding on March 6, 1995.   Each Right initially entitles its holder to
purchase  1/100th of a share of the Company's Series A Junior Participating
Preferred  Stock for $50.00, subject  to adjustment.   The Rights generally
will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock





(thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued between March 6, 1995, and the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.





19.  UNAUDITED QUARTERLY FINANCIAL DATA

   A summary of unaudited quarterly consolidated financial information for 1994 and 1993 is as follows (in thousands, except per share amounts):


                                                     First       Second        Third      Fourth
                  1994                              Quarter      Quarter      Quarter     Quarter     Total
                  ----                              -------      -------      -------     -------    --------
Revenues
      Contract drilling . . . . . . . . . . . .     $52,015      $54,048      $48,964     $52,754    $207,781
      Marine transportation . . . . . . . . . .       8,504        9,149       10,128       9,889      37,670
      Technical services  . . . . . . . . . . .       4,846        3,878        4,075       3,723      16,522
                                                     65,365       67,075       63,167      66,366     261,973
Operating expenses
      Contract drilling . . . . . . . . . . . .      27,296       28,607       26,606      27,715     110,224
      Marine transportation . . . . . . . . . .       5,400        5,736        7,441       6,528      25,105
      Technical services  . . . . . . . . . . .       3,044        2,604        3,216       2,864      11,728
                                                     35,740       36,947       37,263      37,107     147,057
Operating margin  . . . . . . . . . . . . . . .      29,625       30,128       25,904      29,259     114,916
Depreciation and amortization . . . . . . . . .      12,702       13,495       13,786      14,218      54,201
General and administrative  . . . . . . . . . .       2,151        2,342        2,160       2,599       9,252
Operating income  . . . . . . . . . . . . . . .      14,772       14,291        9,958      12,442      51,463
Other income (expense)  . . . . . . . . . . . .      (1,362)      (2,064)      (1,917)     (2,228)     (7,571)
Provision for income taxes  . . . . . . . . . .      (1,175)      (1,047)        (685)       (852)     (3,759)
Minority interest . . . . . . . . . . . . . . .        (838)        (645)        (583)       (896)     (2,962)
Net income  . . . . . . . . . . . . . . . . . .      11,397       10,535        6,773       8,466      37,171
Preferred stock dividend requirements . . . . .      (1,065)      (1,065)          (5)       --        (2,135)
Income applicable to common stock . . . . . . .     $10,332      $ 9,470      $ 6,768     $ 8,466    $ 35,036
Income per common share . . . . . . . . . . . .     $   .18      $   .17      $   .12     $   .14    $    .61

                                                     First       Second        Third      Fourth
                  1993                              Quarter      Quarter      Quarter     Quarter     Total
                  ----                              -------      -------      -------     -------    --------
Revenues
      Contract drilling . . . . . . . . . . . .     $40,281      $43,748      $51,479     $56,612    $192,120
      Marine transportation . . . . . . . . . .       7,577        9,401        8,729       9,583      35,290
      Technical services  . . . . . . . . . . .       3,979        5,117        5,467       4,262      18,825
                                                     51,837       58,266       65,675      70,457     246,235
Operating expenses
      Contract drilling . . . . . . . . . . . .      27,755       26,117       29,047      31,705     114,624
      Marine transportation . . . . . . . . . .       6,467        6,900        5,533       5,932      24,832
      Technical services  . . . . . . . . . . .       3,509        4,110        4,530       2,980      15,129
                                                     37,731       37,127       39,110      40,617     154,585
Operating margin  . . . . . . . . . . . . . . .      14,106       21,139       26,565      29,840      91,650
Depreciation and amortization . . . . . . . . .       9,711       10,271       11,569      12,206      43,757
General and administrative  . . . . . . . . . .       3,133        3,350        2,925       2,318      11,726
Operating income  . . . . . . . . . . . . . . .       1,262        7,518       12,071      15,316      36,167
Other income (expense)  . . . . . . . . . . . .      (1,173)      (1,584)        (688)     (3,134)     (6,579)





Provision for income taxes  . . . . . . . . . .      (1,279)      (2,345)      (2,139)       (184)     (5,947)
Minority interest . . . . . . . . . . . . . . .      (1,136)      (2,177)      (2,008)     (1,611)     (6,932)
Income (loss) from continuing operations  . . .      (2,326)       1,412        7,236      10,387      16,709
Income (loss) from discontinued operations  . .         240        2,913         (379)       (450)      2,324
Cumulative effect of accounting change  . . . .      (2,542)       --           --          --         (2,542)
Net income (loss) . . . . . . . . . . . . . . .      (4,628)       4,325        6,857       9,937      16,491
Preferred stock dividend requirements . . . . .      (1,065)      (1,065)      (1,065)     (1,065)     (4,260)
Income (loss) applicable to common stock  . . .     $(5,693)     $ 3,260      $ 5,792     $ 8,872    $ 12,231
Income (loss) per common share  . . . . . . . .     $  (.19)     $   .11      $   .13     $   .16    $    .30

/TABLE

    In January 1993, the Company and its Venezuelan partner agreed to restructure the ownership of Caribbean, which had been owned 70% by the Company and 30% by its Venezuelan partner. Under the new structure the
Company received a 50% common stock ownership interest in Caribbean plus certain convertible participating preferred stock. As a result of the ownership restructure, the Company began accounting for Caribbean under the equity method effective January 1, 1993. In December 1993, the Company exercised its conversion right and exchanged its shares of participating preferred stock for shares of common stock. As a result, the Company's common stock ownership interest increased to 70%. Accordingly, the quarterly results for the first, second and third quarters of 1993 were reclassified to reflect the consolidation of Caribbean for the entire year of 1993. The first and second quarter results of 1993 were also reclassified to include the consolidation of Penrod for the entire year of 1993. In addition, the first quarter results for 1993 were reclassified to reflect the accounting for the supply operations as a discontinued operation. The effect of these changes had no impact upon income (loss) applicable to common stock or income (loss) per common share.

    See Note 3 "Acquisition" and Note 17 "Discontinued Operations."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, ITEM 11. EXECUTIVE COMPENSATION,
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain information regarding the executive officers of the Company has been presented in "Executive Officers of the Registrant" as included in "Item 1. Business."

    Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1994.






                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial statements, financial statement schedules and exhibits filed as part of this report:

  (1)  Financial Statements of Energy Service Company, Inc           Page

       Report of Independent Accountants - Price Waterhouse   . .      26
       Report of Independent Accountants - Deloitte and Touche  .      26
       Consolidated Balance Sheet   . . . . . . . . . . . . . . .      27
       Consolidated Statement of Operations   . . . . . . . . . .      28
       Consolidated Statement of Cash Flows   . . . . . . . . . .      29
       Notes to Consolidated Financial Statements   . . . . . . .      30


  (2)  Financial Statements of NGP No. I, L.P.                       Page

       Report of Independent Accountants  . . . . . . . . . . . .      52
       Consolidated Statement of Operations   . . . . . . . . . .      53
       Consolidated Statement of Partners' Equity   . . . . . . .      54
       Consolidated Statement of Cash Flows   . . . . . . . . . .      55
       Notes to Consolidated Financial Statements   . . . . . . .      56

       Financial Statements  of Penrod  Partners L.P., formerly  NGP
       No.  I,  L.P.  are  presented  pursuant   to  Rule  3-09   of
       Regulation S-X of the Securities and Exchange Commission.











                     REPORT OF INDEPENDENT ACCOUNTANTS




The Partners of
  NGP No. I, L.P.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the results of operations and cash flows of NGP No. I, L.P. and its subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
Dallas, Texas
February 12, 1993





NGP NO. I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1992
(Thousands of Dollars)
- ---------------------------------------------------------------------------

Revenues:
   Contract drilling                                     $ 79,356
   Marine transportation                                    3,449
                                                         --------

                                                           82,805
                                                         --------

Operating expenses:
   Contract drilling                                       63,689
   Marine transportation                                    3,289
   Depreciation                                            23,175
   General and administrative                               7,962
                                                         --------

                                                           98,115
                                                         --------

      Operating loss                                     (15,310)
                                                         --------

Other income (expense):
   Interest expense                                       (5,059)
   Interest income                                          2,157
   Other                                                    (467)
                                                         --------

      Loss before income taxes and minority interest     (18,679)

Income tax expense (benefit):
   Current                                                  1,000
   Deferred                                               (6,580)
                                                         --------

      Loss before minority interest                      (13,099)

Minority interest in losses of subsidiary                   6,288
                                                         --------

      Net loss                                           $(6,811)
                                                         ========



                The accompanying notes are an integral part of these consolidated financial statements.





NGP NO. I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1992
(Thousands of Dollars)
- ---------------------------------------------------------------------------

                                        General    Limited
                                        Partner    Partners    Total
                                        -------    --------   --------

Balance at December 31, 1991            $34,176    $69,214    $103,390

Net loss                                 (2,321)    (4,490)     (6,811)
                                        -------    -------    --------

Balance at December 31, 1992$           $31,855    $64,724    $ 96,579
                                        =======    =======    ========

































                The accompanying notes are an integral part of these consolidated financial statements.





NGP NO. I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1992
(Thousands of Dollars)
- ---------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                             $ (6,811)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                        23,175
      Amortization of deferred loan costs                  1,043
      Deferred income tax                                 (6,580)
      Minority interest in earnings of subsidiary         (6,288)
      Gain on sales of property and equipment               (569)
      Decrease (increase) in assets:
         Accounts receivable                              (6,634)
         Inventory                                           725
         Prepaid expenses and other                        1,592
         Other assets and other, net                         102
      Decrease in liabilities:
         Accounts payable                                   (368)
         Accrued maritime employer's liability            (6,577)
         Other liabilities                                (3,849)
                                                        --------

            Net cash used in operating activities        (11,039)
                                                        --------

Cash flows from investing activities:
   Capital expenditures, net                              (3,378)
   Proceeds from sales of property and equipment           2,787
                                                        --------

            Net cash used in investing activities           (591)
                                                        --------

Cash flows from financing activities:
   Repayment of indebtedness                             (12,325)
                                                        --------

            Net cash used in financing activities        (12,325)
                                                        --------

Net decrease in cash and cash equivalents                (23,955)
Balance in cash and cash equivalents at beginning
   of period                                              56,217
                                                        --------

Balance in cash and cash equivalents at end of period   $ 32,262
                                                        ========
                The accompanying notes are an integral part of these consolidated financial statements.





NGP NO. I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------------------------------------------------

(1)   BACKGROUND AND ACQUISITION OF PENROD DRILLING CORPORATION

      Two limited partnerships (NGP No. I, L.P. and NGP No. VIII, L.P.) were formed on November 15, 1989 with ENSCO Engineering Company (Engineering), a wholly-owned subsidiary of Energy Service Company, Inc. (ENSCO), as the general partner. During 1990, NGP No. VIII, L.P. was merged into NGP No. I, L.P. (the Partnership). Due to the common ownership of the partnerships, the merger has been accounted for as if it occurred upon inception.

      The Partnership was formed to acquire certain debt and beneficial interest in the common stock of Penrod, Inc. (Penrod), formerly Penrod Drilling Corporation, from certain of Penrod's bank creditors. In November 1989, the Partnership purchased $86,406,000 principal amount of debt and the beneficial interest in 8.6% (17.2% after giving effect to a 1990 agreement that cancelled the shares of beneficial interest that were held by certain other shareholders) of the common stock of Penrod for an aggregate purchase price of $51,575,000. In 1990, the Partnership purchased additional debt and beneficial interest, and in October 1990, various trusts affiliated with R.D. Smith and Company (the Smith Trusts) along with the
      Partnership (collectively referred to herein as the Investors) acquired the remaining outstanding debt and beneficial interest from the Penrod banks.

      The acquisition of Penrod was accounted for by the purchase method. The total purchase price of $180,235,000 was allocated first to the current assets and liabilities of Penrod based upon their respective fair values, with the remainder allocated to property and equipment. In 1991, the allocation of the purchase price was adjusted within the allocation period and primarily resulted in an increase of property and equipment of $27,000,000, a decrease in assets held for sale of $12,000,000 and an increase in deferred income taxes of $6,300,000.

      Penrod Holding Corporation (Holding) was formed on November 13, 1990. On November 14, 1990, the Investors exchanged their beneficial interest and related Penrod debt, and a promissory note to an affiliate of a limited partner in the Partnership for all the common stock of Holding. As a result of these transactions, the Partnership's share of the purchase price is $95,743,000 and represents a 58.56% interest in Holding.

      Pursuant to the Amended and Restated Agreement of Limited Partnership
      dated November 9, 1990 of the Partnership, Engineering is the only General Partner, and its General Partner interest is 34.0742%. This agreement included five Class A Limited Partners and one Class B
      Limited Partner.   In March 1992, the stockholders of  ENSCO approved
      the acquisition by Engineering pursuant to purchase agreements dated September 17, 1991, of the interests of two of the Class A Limited





      Partners  making Engineering  a Limited  Partner.   The total  of the
      interests purchased was 8.3777%.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

          The consolidated financial statements are comprised of the Partnership and Holding. Holding's wholly-owned subsidiary is Penrod. Penrod's wholly-owned subsidiary is Penrod Drilling Corporation (Drilling), formerly Penrod Offshore Corporation. Drilling's subsidiaries, both of which are wholly-owned, are Penrod International Drilling Company and Platan Financial Corporation. All significant intercompany accounts and transactions have been eliminated.

     (b)  Foreign Currency Translation

          The Partnership's functional currency is the U.S. dollar. Holding's foreign operations enter into foreign currency transactions which are translated into U.S. dollars at rates approximating those in existence at the date of the transactions, except that revenues, costs and expenses are translated at average rates during the reporting period. Inventories, property and equipment, and other nonmonetary assets and liabilities recorded in foreign currencies are translated at historical rates. Gains and losses resulting from foreign currency transactions and translation are included in income currently. Net transaction and translation losses decreased net income in 1992 by $1,154,000.

     (c)  Property and Equipment

          Property and equipment is recorded at cost. Depreciation of the assets is computed using the straight-line method over their estimated useful lives, as follows:

                   ASSET                      USEFUL LIVES (YEARS)

               Land rigs                               5
               Offshore rigs                          10
               Marine vessels                         10
               Other                                 2 - 6

          Costs associated with maintenance, repairs and minor replacements are charged to expense, while costs of major replacements are capitalized.

          During 1992, a wholly-owned subsidiary of Penrod valued at $2,168,000 was sold.





     (d)  Income Taxes

          The Partnership is not a tax paying entity. Accordingly, no provision is made in the accounts of the Partnership for income taxes. Holding, however, follows the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined using the tax rate for the period in which those amounts are expected to be received or paid, based on a scheduling of temporary differences between the tax basis of assets and liabilities and their reported amounts.

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective for years beginning after December 15, 1992. The adoption of SFAS No. 109 occurring in the first quarter of 1993 will have no significant effect on Holding's provision for income taxes.

     (e)  Statement of Cash Flows

          The   Partnership  considers   all  highly   liquid  investments,
          including commercial paper and money markets funds, with original maturities of three months or less to be cash equivalents.

          Interest  paid  for  the   year  ended  December  31,  1992   was
          $5,100,000.

          There were no taxes paid for the year ended December 31, 1992.

(3)  LONG-TERM DEBT

     At December 31, 1992, Holding had term loans of $40,000,000 payable to a group of four banks, one of which is an affiliate. Term loans payable to an affiliate at December 31, 1992 were $8,333,000. Interest expense paid to an affiliate in 1992 was $764,000. The loans are secured by substantially all of Drilling's assets, guaranteed by Holding. Mandatory prepayments of varying amounts are also required under certain specified conditions. The notes bear interest at rates which approximate the Eurodollar rate plus 2.5%. The rate for all term loans was 6.94% at December 31, 1992. Under the terms of the loan agreement, Holding and its subsidiaries agreed to comply with certain financial covenants, and restrictions on indebtedness, liens, sales of assets, capital expenditures, investments, advances and dividends. In accordance with the loan agreement, Holding is restricted from paying dividends until after 1993. Any dividends paid subsequent to 1993 will be limited to 50% of cumulative net income beginning January 1, 1993. The loan agreement requires that administrative fees of $250,000 be paid annually. No compensating balances are required.

     At  December  31, 1992,  Holding had  a  revolving line  of  credit of
     $15,000,000.   The  line of  credit expires  on November 14,  1995 and
     provides for borrowings at the Eurodollar rate plus 2.5%. Commitment fees are payable on the unused balance at 1.0% per annum, payable





     quarterly. The line of credit may be withdrawn by the bank if Holding fails to be in compliance with the factors discussed in the previous paragraph with respect to the debt agreement. The line of credit is also cancelable at the option of Holding.

     The aggregate maturities of the term loans and future minimum payments under capital leases subsequent to December 31, 1992 are as follows (thousands of dollars):

                                                 TERM       CAPITAL
                        YEAR                     LOANS      LEASES
                        ----                    -------     -------
                        1993                    $12,000      $409
                        1994                     12,000       103
                        1995                     16,000         -
                                                -------     -------

                                                 40,000       512
                        Less interest                 -        42
                                                -------     -------

                                                $40,000      $470
                                                =======     =======

(4)  ACCRUED MARITIME EMPLOYER'S LIABILITY

     Since October 1990, Holding has had insurance coverage which limits its maritime claims exposure to a maximum of the $25,000 deductible for each claim, plus a fluctuating aggregate of $500,000 to $1,500,000 which is in excess of the $25,000 claim deductible for each policy year. Prior to October 1990, Holding was self-insured for the majority of its maritime claims exposure. During 1992, Holding charged $3,679,000 to contract drilling expense for insurance premium and claim costs.

(5)  INCOME TAXES

     The Partnership's loss before income taxes for the year ended December 31, 1992 included $15,604,000 of losses in the Unites States and $3,075,000 of losses in foreign countries.

     The income tax expense (benefit) for the year ended December 31, 1992 consisted of $1,000,000 of current foreign taxes and a benefit of $6,580,000 related to deferred federal and state taxes.

     A reconciliation of the income tax expense (benefit) at the U.S. federal income tax rate of 34% to the income taxes reflected in the consolidated statements of operations for the year ended December 31, 1992 is as follows (thousands of dollars):





          Loss before income taxes and minority interest         $(18,679)
                                                                 --------

          Statutory federal income tax benefit                   $ (6,351)
          Non-U.S. taxes                                            1,661
          Utilization of net operating loss carryforwards            (661)
          Federal benefit for deduction of foreign taxes             (340)
          Other                                                       111
                                                                 --------

               Income tax benefit                                $ (5,580)
                                                                 ========

     At December 31, 1992, Holding has total net operating loss carryforwards of $211,400,000 for federal income tax purposes. The utilization of the total net operating loss carryforwards is subject to significant limitations because of Penrod's ownership change. Federal income tax laws provide for a limitation on the utilization of net operating loss carryforwards following a significant change in the ownership of a company. The tax loss carryforwards, if unused, will expire in various amounts in 2003 and 2004. Holding also has a minimum tax credit carryforward of $1,782,000 available for future taxable years.

(6)  EMPLOYEE BENEFIT PLANS

     (a)  Employee Retirement Plan

          Holding participates in a noncontributory defined benefit employee retirement plan for all regular employees. In general, Holding's policy is to fund the plan based on the minimum funding requirements based on the Employee Retirement Income Security Act and tax considerations. Holding ceased benefit accruals under the plan effective December 31, 1990. Management intends to terminate the plan when it is in the financial interest of Holding. Net periodic pension expense for the year ended December 31, 1992 was not material.

     (b)  Retired Employee Health Benefits

          Holding participates in a self-insured, voluntary employee benefit trust, which provides health care benefits and life insurance benefits to eligible employees. Holding accounts for and funds the majority of costs of such benefits as they are incurred. During the year ended December 31, 1992, Holding charged $495,000 to general and administrative expense for retiree health benefits in the accompanying consolidated statement of operations.

          In December 1990, the Financial Accounting Standards Board issued
          SFAS  No. 106, "Employers Accounting  for Postretirement Benefits
          Other Than Pensions," effective for fiscal years beginning after December 15, 1992. This statement requires the accrual, during the year the employee renders service, of the expected cost of





          providing postretirement health care benefits to the employee and the employee's beneficiaries and covered dependents, rather than the prevalent current practice of accounting for such benefits on a "pay-as-you-go" basis.

          Holding will adopt the new standard effective January 1, 1993. The change will cause Holding to record a transition obligation in the first quarter of 1993 of approximately $7,500,000. Holding significantly changed its postretirement benefit program starting January 1, 1993. The annual expense is not expected to differ significantly from the annual expense prior to adoption of SFAS No. 106. While the adoption of this standard will have an unfavorable effect on reported net income in 1993, there will be no adverse effect on cash flow.

(7)  COMMITMENTS AND CONTINGENCIES

     (a)  Lease Agreements

          Holding leases office space under noncancellable operating leases expiring at various dates through 2001. Rent expense under operating leases was $744,000 for 1992. The minimum future annual rental commitments under all noncancellable operating leases with lease terms in excess of one year as of December 31, 1992 are as follows (thousands of dollars):

                              Year
                              ----
                              1993                $   656
                              1994                    656
                              1995                    553
                              1996                    420
                              1997                    420
                              Thereafter            1,680
                                                  -------
                                                  $ 4,385
                                                  =======

     (b)  Penrod Litigation and Disputes

          On February 22, 1991, Smith filed an action against the Partnership and ENSCO in the Delaware Court of Chancery (the Delaware Action). The action relates to the following agreements entered into in connection with the acquisition of Penrod and its affiliates by the Partnership and Smith: the Memorandum of Agreement, dated as of April 10, 1990, as amended (the Memorandum of Agreement) among Smith, the Partnership, ENSCO Engineering Company, and certain other parties; the Stockholders Agreement, dated as of November 14, 1990 (the Stockholders Agreement) among Penrod, certain of its subsidiaries and the stockholders thereof; and the Consulting Services Agreement, dated as of November 1, 1990 (the Consulting Services Agreement) between ENSCO and Penrod.





          The Memorandum of Agreement and Stockholders Agreement placed certain obligations on the parties thereto to negotiate with respect to matters involving Penrod and its affiliates, including matters relating to the management and ownership of Penrod and its affiliates. In the action, Smith alleged that it had complied with its obligations under the Memorandum of Agreement and Stockholders Agreement. Smith further requested the Court to declare that Smith and its affiliates had not breached any obligations under the Memorandum of Agreement and Stockholders Agreement and to permanently enjoin the Partnership and ENSCO from taking any action that would impair Smith's right "to the benefits of good faith negotiation and cooperation" with respect to any further matters contemplated by such agreements. No monetary damages were claimed. On May 3, 1991, ENSCO filed a counterclaim (the Counterclaim) in the Delaware Action in order to enforce its rights under the Memorandum of Agreement regarding the management of the day-to-day business of Penrod. On June 11, 1991, Smith filed an Amended and Supplemental Complaint in the Delaware Action which, in addition to the relief previously sought, requested orders declaring that the Partnership, ENSCO and their affiliates had breached obligations owed by them to Smith under the Memorandum of Agreement and the Stockholders Agreement and sought damages for breaches of contract and of the duties of good faith and fair dealing. On February 7, 1992, ENSCO and the Partnership filed a motion for leave to amend their answers in the Delaware Action in order to assert the affirmative defense of failure to join ENSCO Engineering Company as a party, and ENSCO asked for leave to amend its counterclaim to seek damages for breach of the Memorandum of Agreement, tortuous interference with the relationship of ENSCO and Penrod and its affiliates and fraudulent inducement.

          On August 20, 1991, ENSCO Engineering Company and the Partnership filed an action against Smith in the District Court of Dallas County, Texas (the Texas Action). In the Texas Action, ENSCO Engineering Company and the Partnership sought damages due to breach of the Memorandum of Agreement by Smith, the value of services provided by ENSCO Engineering Company to Penrod which have benefitted Smith, damages for tortuous interference with business, damages for breaches of duties of good faith and fair dealing and punitive damages. On December 18, 1991, the Delaware Court of Chancery temporarily stayed the Texas Action.

          All parties to this litigation agreed to settle the Delaware Action and the Texas Action based on a settlement agreement dated November 17, 1992 (the Settlement Agreement), pursuant to which the Delaware Action and the Texas Action were dismissed with prejudice and the parties released one another from any and all claims, causes of action and damages of any nature whatsoever which any of them have or had, or may ever have, arising out of events or occurrences of all types occurring on or before the settlement date.





          In addition, the Settlement Agreement provided for amendments to the Memorandum of Agreement to delete all provisions that would require the parties to negotiate or agree on any matter in the future including, among other things, exit rights or additional management agreements. The Settlement Agreement also provided that the parties to the Stockholders Agreement have no further obligation to negotiate and enter into a further agreement relating to the management, direction and share ownership of, and other matters pertaining to Penrod.

          On February 13, 1991, Penrod Drilling Corporation, et al. filed an action against TransAmerican Natural Gas Corporation (TransAmerican) et al. which is presently pending in the U.S. District Court Southern District of Texas, Houston Division, seeking damages for breach of contract. On August 21, 1991, TransAmerican, et al. filed an action against Drilling in the 133rd Judicial District Court, Harris County, Texas, seeking damages for breach of contract and tort claims. Drilling's management believes that the outcome of this litigation may result in a future gain, but, in any case, it anticipates that the resolution will not have a material adverse impact on its financial position or results of operations.

          Drilling is also a defendant in numerous lawsuits including lawsuits with certain of its insurers and the administrator of its self-insurance program, and personal injury and maritime liability lawsuits filed by present and former employees. Drilling has provided reserves for such claims as management has considered appropriate given the facts currently known.

     (c)  NGP Partners' Dispute

          In September 1991 and December 1991, ENSCO Acquisition Company, a wholly-owned subsidiary of ENSCO, acquired interests (the Smith Trust Interests) in the Smith Trusts representing beneficial ownership of approximately 11.4% of Penrod Holding's outstanding common stock from various Smith Trust interest holders in exchange for 14,885,757 shares of ENSCO's common stock valued at approximately $24.5 million.

          The Goldman Sachs Group, L.P. (Goldman) and Natural Gas Partners, L.P. (Natural Gas Partners), both of which are limited partners in the Partnership, notified ENSCO of their belief that ENSCO's acquisition of the Smith Trust Interests in the eight December transactions violated ENSCO Engineering Company's duties under the Agreement of Limited Partnership of the Partnership (the Partnership Agreement) and the terms of the Partnership Agreement that relate to the right of partners to participate in the acquisition of interests in Penrod Holding by another partner in the Partnership. Further, Goldman and Natural Gas Partners notified ENSCO of their belief that they had a right to acquire a pro rata interest in the Smith Trust Interests acquired by ENSCO in the eight December transactions in proportion to their respective interests in the Partnership.





          Beginning in January 1992, Goldman and Natural Gas Partners purchased Smith Trust Interests representing beneficial ownership of approximately 3.61% of the outstanding shares of the Penrod Holding common stock. Engineering notified Goldman and Natural Gas Partners that Engineering had elected to purchase its pro rata portion of these interests in the Smith Trusts.

          In December 1992, each of the partners agreed to waive all rights to participate in the acquisitions of Smith Trust Interests described above. In addition, they agreed to amend the
          Partnership Agreement to clarify that future acquisitions of Smith Trust Interests would be treated as an "Acquisition Opportunity," and to permit the partners to pledge their partnership interests if the pledgee permits the partners to retain (i) their rights of first refusal upon any disposition of such interests by the pledgee, and (ii) their rights to remove the general partner after the disposition of the general partner's interest by the pledgee. The partners also agreed that any shares of ENSCO's common stock used to acquire any beneficial interests in Penrod Holding would be valued for purposes of the Partnership Agreement at an amount equal to the average closing price of the common stock on the American Stock Exchange for the five trading days immediately proceeding and following the date of any such acquisition.

          After giving effect to the agreements described above, the Partnership owns of record 23,424,920 shares, or 58.5623% of the 40,000,000 outstanding shares of the Penrod Holding common stock, and the Smith Trusts own 16,575,080 shares, or 41.4377%, of the outstanding Penrod Holding common stock. Engineering has a 42.4519% interest in the Partnership, Natural Gas Partners has a 26.8503% interest in the Partnership, Goldman has a 17.0371% interest in the Partnership, and Permian Equities, Inc. has a
          13.6607% interest in the Partnership, which represent a beneficial ownership in the underlying shares of Penrod Holding common stock owned by the Partnership of 9,944,324 shares, 6,289,661 shares, 3,990,927 shares, and 3,200,008 shares, respectively.

          In addition, ENSCO, through ENSCO Acquisition Company, owns Smith Trust Interests representing approximately 4,580,232 shares, or approximately 11.45%, of the outstanding Penrod Holding common stock, Natural Gas Partners owns Smith Trust Interests representing approximately 649,195 shares, or approximately 1.62%, of the outstanding Penrod Holding Common Stock, and Goldman owns Smith Trust Interests representing approximately 794,395 shares, or approximately 1.99%, of the outstanding Penrod Holding common stock.





(8)  BUSINESS AND CREDIT CONCENTRATIONS

     Drilling and its subsidiaries engage in the contract drilling of oil and gas wells for independent, major and government owned oil companies. During 1992, the following customers accounted for 10% or more of consolidated revenues.

                   Exxon Company, USA                  21.1%
                   Conoco U.K.                         15.6%
                   Petrobras                           10.5%

     Information about operations of the Partnership and its subsidiaries for the year ended December 31, 1992 by geographic area follows (thousands of dollars):

                        NORTH         LATIN          UNITED            THE
                        AMERICA       AMERICA        KINGDOM       NETHERLANDS      OTHER        CONSOLIDATED
                        --------      -------        -------       -----------      ------       ------------
          Revenues      $ 33,087       $8,716         $27,887         $11,747        $1,368         $ 82,805

          Operating
           income
           (loss)       $(14,787)      $1,499         $5,719          $(5,339)       $(2,402)       $(15,310)

          Identifiable
           assets       $114,902       $18,283        $38,855         $23,924        $6,687         $202,651

(9)  TRANSACTIONS WITH RELATED PARTIES

     On November 1, 1990, Holding and ENSCO entered into an agreement that required ENSCO to provide certain consulting services to Holding and its subsidiaries. On June 28, 1991, the agreement was extended without fee until October 11, 1991, when it was renewed on a month-to-month basis under the same terms. In November 1992, pursuant to the Settlement Agreement discussed in Note 7, the consulting agreement was terminated. At this time, Holding paid $300,000 each to the Partnership and the Smith Trusts as reimbursements of legal fees related to the litigation. Also in connection with the Settlement Agreement discussed previously, ENSCO forgave $305,000 of the 1991 charges to Holding under the consulting agreement.

     During 1992, the Partnership's general and administrative expenses include $307,000 of charges from ENSCO.





   (3)    Exhibits

      The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.


  Exhibit No.                           Document

   * 3.1  -    Certificate  of Incorporation  of  Energy  Service  Company,
               Inc., as amended.

     3.2  -    Bylaws  of   Energy  Service   Company,  Inc.,  as   amended
               (incorporated  by   reference   to  Exhibit   3.2   to   the
               Registrant's Annual Report  on Form 10-K for the  year ended
               December 31, 1992, File No. 1-8097).

     3.3  -    Certificate  of Designation of  $1.50 Cumulative Convertible
               Exchangeable Preferred Stock  (incorporated by reference  to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988, File No. 1-8097).

     4.1  -    Indenture, dated  as of July  1, 1980, among  Blocker Energy
               International   N.V.,   Blocker   Energy   Corporation,   as
               Guarantor, and Morgan Guaranty Trust Company of New York, as
               Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1992, File No. 1-8097).

     4.2  -    Purchase Agreement dated March 28, 1988 among Energy Service
               Company, Inc., ENSCO Marine Company, Prudential-Bache Energy
               Growth Fund,  L.P. G-2  and  Prudential-Bache Energy  Growth
               Fund, L.P. G-3 relating to $26,000,000 aggregate principal amount of Senior Secured Notes of ENSCO Marine Company and warrants to purchase 2,500,000 shares of the Company's
               Common Stock (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

     4.3  -    Contract   of   Sale   dated   October  14,   1987   between
               Manufacturers  Hanover  Trust  Company and  ENSCO  Operating
               Company relating  to  purchase  of  ENSCO  I  and  ENSCO  II
               (incorporated   by  reference   to   Exhibit   4.4  of   the
               Registrant's Annual Report  on Form 10-K for  the year ended
               December 31, 1992, File No. 1-8097).

     4.4  -    Certificate of  Designation of $1.50  Cumulative Convertible
               Preferred Stock (set forth as Exhibit 3.3).

     4.5  -    Form of 6% Convertible  Subordinated Debenture due April 15,
               2003 (incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-8097).





     4.6  -    Form of  Indenture relating  to Registrant's  6% Convertible
               Subordinated  Debentures  (incorporated   by  reference   to
               Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-
               Q for the quarter ended March 31, 1988, File No. 1-8097).

     4.7  -    Form of  Rights  Agreement dated  as  of February  21,  1995 between  the Company  and  American Stock  Transfer &  Trust
               Company, as  Rights Agent, which  includes as Exhibit  A the
               Form  of  Certificate of  Designations  of  Series A  Junior
               Participating  Preferred  Stock of  Energy  Service Company,
               Inc., as Exhibit  B the  Form of Right  Certificate, and  as
               Exhibit  C  the Summary  of  Rights  to Purchase  Shares  of
               Preferred    Stock   of   Energy   Service   Company,   Inc.
               (incorporated by  reference  to Exhibit  4  to  Registrant's
               Current Report on form 8-K dated February 21, 1995, File No.
               1-8097).

    10.1  -    ENSCO  Incentive Plan, as amended (incorporated by reference to Exhibit 10.1  to the Registrant's  Annual Report on  form
               10-K for the year ended December 31, 1993, File No. 1-8097).

    10.2  -    Employee Stock Purchase Plan of Energy Service Company, Inc.
               (incorporated   by  reference   to   Exhibit  10.5   of  the
               Registrant's Annual Report  on Form 10-K for the  year ended
               December 31, 1988, File No. 1-8097).

    10.3  -    Restricted  Stock Agreement  effective as  of June  10, 1987 between  Morton H. Meyerson  and Blocker  Energy Corporation
               (incorporated   by  reference   to  Exhibit   10.6  of   the
               Registrant's Annual Report  on Form 10-K for  the year ended
               December 31, 1992, File No. 1-8097).

    10.4  -    Restricted  Stock Agreement  effective  as of  May 31,  1988 between Morton H. Meyerson  and Energy Service Company, Inc.
               (incorporated  by   reference   to  Exhibit   19.2  to   the
               Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1988, File No. 1-8097).

    10.5  -    Termination  of Pledge Agreement and Amendment of Restricted
               Stock Agreement, dated March 1, 1991,  by and between Morton
               H. Meyerson and Energy Service Company, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant's Annual
               Report  on Form 10-K for  the year ended  December 31, 1990,
               File No. 1-8097).

    10.6  -    First Amendment, dated March 1, 1991, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and Energy Service
               Company, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

    10.7  -    Bareboat Charter Party dated as of September 6, 1989 between
               Chrysler Capital  Corporation  and Energy  Service  Company,





               Inc. relating to one offshore supply vessel, the ENSCO Cruiser. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8097).

    10.8  -    Bareboat  Charter   Party  dated  October  6,  1989  between
               Chrysler  Capital  Corporation and  Energy  Service Company,
               Inc.  relating  to one  offshore  supply  vessel, the  ENSCO
               Transport.   (incorporated by reference to  Exhibit 10.34 to
               the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-8097).

    10.9  -    Bareboat  Charter Party  dated  February  26,  1990  between
               Chrysler  Capital Corporation  and  Energy Service  Company,
               Inc.  relating  to one  offshore  supply  vessel, the  ENSCO
               Galleon. (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989, File No. 1-8097).

    10.10 - Bareboat Charter Party dated April 12, 1990 between Chrysler Capital Corporation and Energy Service Company , Inc. relating to one offshore supply vessel, the ENSCO Schooner (incorporated by reference to Exhibit 28.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 1-8097).

    10.11 - Lease Agreement between Energy Service Company, Inc. as tenant and Freeman Ross, Ltd. as landlord for the Company's corporate office space at First Interstate Bank Tower at Fountain Place, 1445 Ross Avenue, Dallas, Texas (incorporated by reference to Exhibit 28.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-8097).

    10.12 - Lease Agreement between Energy Service Company, Inc. as tenant and Peter Kurts Properties, U.S., Inc. as landlord for the Company's division office space at 1776 Yorktown, Houston, Texas (incorporated by reference to Exhibit 28.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-8097).

    10.13 - Supplemental Compensation Agreement, dated March 1, 1991, between Morton H. Meyerson and Energy Service Company, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

    10.14 - First Restated Credit Agreement between the ENSCO Companies and NationsBank of Texas, N.A. dated February 3, 1992 (incorporated by reference to Exhibit 10.125 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-8097).

    10.15 -    First  Amendment, dated  November  12, 1992,  to the  Credit





               Agreement between the ENSCO Companies and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

    10.16 - Second Amendment, dated November 13, 1992, to the Credit Agreement between the ENSCO Companies and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.55 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

    10.17 - Loan Agreement, dated March 2, 1993, among ENSCO Drilling Company, as Borrower, Energy Service Company, Inc., as Guarantor, and Christiania Bank OG Kreditkasse (incorporated by reference to Exhibit 10.56 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

    10.18 - First Amendment, dated March 9, 1992, to the Lease Agreement between Energy Service Company, Inc. and Peter Kurts Properties U.S., Inc. (incorporated by reference to Exhibit
               10.57 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

    10.19 - Agreement among the partners of NGP No. I, L.P. dated November 11, 1992 (incorporated by reference to Exhibit
               10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

    10.20 - Construction and Purchase Agreement dated as of February 3, 1992 between Nissho Iwai Hong Kong Corporation Limited as Purchaser and ENSCO Drilling Company as Contractor (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.21 - Sale and Financing Agreement dated as of February 3, 1992 between ENSCO Drilling Venezuela, Inc. as Purchaser and Nissho Iwai Hong Kong Corporation Limited as Seller (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.22 - Shelf Registration Agreement by and among Energy Service Company, Inc., SOLVation Inc., Energy Management Corporation, SEGA Associates, L.P., Smith Factors Inc., The Summit Trust Company, as Trustee, Natural Gas Partners, L.P., The Goldman Sachs Group, L.P., Permian Equities Inc., and others dated as of May 6, 1993 (incorporated by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-8097).





    10.23 - Stock Exchange Agreement by and among Energy Service Company, Inc., ENSCO Engineering Company, SOLVation Inc., Natural Gas Partners, L.P., Goldman Sachs Group, L.P., Permian Equities Inc., NGP No. I, L.P., and the Summit Trust Company, as Trustee dated as of May 6, 1993 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-8097).

    10.24 - Asset Purchase Agreement dated June 30, 1993, between Energy Ventures, Inc. and ENSCO Tool & Supply Company (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 1, 1993, File No. 1-8097).

    10.25 - Purchase Agreement dated June 30, 1993, between CAMCO International Inc. and ENSCO Tool & Supply Company (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 1, 1993, File No. 1-
               8097).

    10.26 - Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.27 - Construction and Purchase Agreement dated November 12, 1993, by and between ENSCO Drilling Company and Nissho Iwai Hong Kong Corporation Limited (incorporated by reference to
               Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.28 - Sale and Financing Agreement dated November 12, 1993, by and between Nissho Iwai Hong Kong Corporation Limited and ENSCO Drilling Venezuela, Inc. (incorporated by reference to
               Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.29 - Credit Facility Agreement dated December 15, 1993, by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiania Bank OG Kreditkasse, London Branch, den Norske Bank A.S., New York Branch, Banque Indosuez, and Meespierson N.V., as the Banks (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

   *10.30 - Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company.

   *10.31 - Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company





               and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc.

   *10.32 - Amendment No. 1, dated November 1, 1994, to Credit Facility Agreement dated December 15, 1993 among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, London Branch, den Norske Bank A.S., New York Branch, Banque Indosuez and Meespierson N.V., as the banks.

   * 21   -    Subsidiaries of the Registrant

   * 23.1 -    Consent of Price Waterhouse LLP

   * 23.2 -    Consent of Deloitte & Touche LLP

   * 27   -    Financial Data Schedule
___________________

* Filed Herewith





EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The  following  is  a   list  of  all  executive  compensation   plans  and
arrangements required to be filed as an exhibit to this Form 10-K:

  1. ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

  2. Employee Stock Purchase Plan of Energy Service Company, Inc. (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit
       10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-8097).

  3. Restricted Stock Agreement effective as of June 10, 1987 between Morton H. Meyerson and Energy Service Company, Inc. (filed herewith as Exhibit 10.3 and incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

  4. Restricted Stock Agreement effective as of May 31, 1988 between Morton H. Meyerson and Energy Service Company, Inc. (filed as
       Exhibit 10.4 hereto and incorporated by reference to Exhibit 19.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1988, File No. 1-8097).

  5. Termination of Pledge Agreement and Amendment of Restricted Stock Agreement, dated March 1, 1991, by and between Morton H. Meyerson and Energy Service Company, Inc. (filed as Exhibit 10.5 hereto and incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  6. First Amendment, dated March 1, 1991, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and Energy Service Company, Inc. (filed as
       Exhibit 10.6 hereto and incorporated by reference to Exhibit 10.109 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  7. Supplemental Compensation Agreement, dated March 1, 1991, between Morton H. Meyerson and Energy Service Company, Inc. (filed as
       Exhibit  10.13  hereto  and incorporated  by  reference  to  Exhibit
       10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of Item 601 of Regulation S-K.





  (b)  Reports on Form 8-K

       No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1994.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) and Form S-3 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-40282 filed May 2, 1991, 33-41294 filed June 19, 1991, 33-35862 filed July 13, 1990, 33-32447 filed
December 5, 1989 and 33-14714 filed June 1, 1987 and Form S-3 Nos. 33-64642, 33-49590 filed July 13, 1992 (as amended by Amendment No. 1 filed July 31, 1992), 33-46500 filed March 18, 1992 (as amended by Amendment No. 1 filed May 7, 1992), 33-43756 filed November 12, 1991 (as amended by Amendment No. 1 filed December 19, 1991) and 33-42965 filed September 25, 1991 (as amended by Amendment No. 1 and 2 filed October 29, 1991 and November 18, 1991, respectively):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.





                                 SIGNATURES

Pursuant  to the  requirements of  Section 13  or 15(d)  of  the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1995.

                              ENERGY SERVICE COMPANY, INC.
                                     (Registrant)


                              By   /s/ CARL F. THORNE
                                   ------------------------------------
                                       Carl F. Thorne
                                       Chairman, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURES                    TITLE                    DATE

  /S/    CARL F. THORNE           Chairman, President,
         Carl F. Thorne           Chief Executive Officer
                                  and Director

  /S/   RICHARD A. WILSON         Senior Vice President,
        Richard A. Wilson         Chief Operating Officer
                                  and Director

  /S/  C. CHRISTOPHER GAUT        Vice President, Chief
       C. Christopher Gaut        Financial Officer and
                                  Treasurer

  /S/     H. E. MALONE            Vice President, Chief
          H. E. Malone            Accounting Officer and
                                  Controller

  /S/    CRAIG I. FIELDS          Director
         Craig I. Fields
                                                            March 16, 1995
  /S/ ORVILLE D. GAITHER, SR.     Director
      Orville D. Gaither, Sr.

  /S/   GERALD W. HADDOCK         Director
        Gerald W. Haddock

  /S/   DILLARD S. HAMMETT        Director
        Dillard S. Hammett

  /S/   THOMAS L. KELLY, II       Director
        Thomas L. Kelly, II





  /S/   MORTON H. MEYERSON        Director
        Morton H. Meyerson