Form 10-Q
period 1995-03-31
ENERGY SERVICE COMPANY INC
filed 1995-05-02
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
               _____________________________________________

                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________________ to _________________



               _____________________________________________



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

There  were 60,376,836  shares  of Common  Stock, $.10  par  value, of  the
registrant outstanding as of April 28, 1995.





                        ENERGY SERVICE COMPANY, INC.

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1995



                                                                    PAGE
                                                                    ____
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheet
           March 31, 1995 and December 31, 1994                       3

        Consolidated Statement of Operations
           Three Months Ended March 31, 1995 and 1994                 4

        Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1995 and 1994                 5

        Notes to Consolidated Financial Statements                  6 - 7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8 - 15


PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         16


SIGNATURES                                                           17





                       PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                   MARCH 31,   DECEMBER 31,
                                                     1995          1994
                                                   ________      ________

                                                  (Unaudited)
                                                       (In thousands)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................   $120,260      $148,209
  Short-term investments........................      5,869         5,869
  Accounts receivable, net......................     46,368        40,137
  Prepaid expenses and other....................     14,125        18,155
        Total current assets....................    186,622       212,370

INVESTMENTS.....................................      6,984         6,970

PROPERTY AND EQUIPMENT, AT COST.................    708,570       666,363
  Less accumulated depreciation.................    150,989       137,342
        Property and equipment, net.............    557,581       529,021

OTHER ASSETS
  Goodwill......................................     20,947        21,159
  Other.........................................      6,479         5,863
        Total other assets......................     27,426        27,022
                                                   $778,613      $775,383

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................   $ 17,734      $ 12,742
  Accrued liabilities...........................     46,304        34,718
  Current maturities of long-term debt..........     41,797        40,750
        Total current liabilities...............    105,835        88,210

LONG-TERM DEBT..................................    148,967       162,466

DEFERRED INCOME TAXES...........................     22,529        22,989

OTHER LIABILITIES...............................     12,479        13,768

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million



    shares authorized, 66.6 million shares
    issued......................................      6,658         6,657
  Additional paid-in capital....................    612,372       612,318
  Accumulated deficit...........................    (64,035)      (71,657)
  Restricted stock (unearned compensation)......     (5,268)       (5,518)
  Cumulative translation adjustment.............     (1,209)       (1,210)
  Treasury stock at cost, 6.2 million and 5.6
    million shares..............................    (59,715)      (52,640)
        Total stockholders' equity .............    488,803       487,950
                                                   $778,613      $775,383

 The accompanying notes are an integral part of these financial statements.



               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1995          1994
                                               ________      ________
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $ 65,219      $ 65,365

OPERATING EXPENSES
  Operating costs............................    39,501        35,740
  Depreciation and amortization..............    14,146        12,702
  General and administrative.................     2,143         2,151
                                                 55,790        50,593

OPERATING INCOME.............................     9,429        14,772

OTHER INCOME (EXPENSE)
  Interest income............................     2,153         1,064
  Interest expense...........................    (4,391)       (2,706)
  Income from equity affiliates..............       150           244
  Other, net.................................       902            36
                                                 (1,186)       (1,362)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........     8,243        13,410
PROVISION FOR INCOME TAXES...................        39         1,175
MINORITY INTEREST............................       582           838

NET INCOME...................................     7,622        11,397

PREFERRED STOCK DIVIDEND REQUIREMENTS........         -         1,065

INCOME APPLICABLE TO COMMON STOCK............   $ 7,622       $10,332


INCOME PER COMMON SHARE......................   $  0.13       $  0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    60,648        56,002


 The accompanying notes are an integral part of these financial statements.



               ENERGY SERVICE COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1995        1994
                                                      ________    ________

                                                         (In thousands)
OPERATING ACTIVITIES
  Net income........................................  $  7,622    $ 11,397
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization................    14,146      12,702
       Provision for deferred income taxes..........      (727)        740
       Amortization of debt discount and
         other assets...............................       742         694
       Undistributed income from equity affiliates..      (150)       (244)
       Other adjustments............................       356         195
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable.    (4,886)      1,943
         Decrease in prepaid expenses and other.....     3,981         145
         Increase (decrease) in accounts payable and
           accrued liabilities......................       (83)      4,060
             Net cash provided by operating
               activities...........................    21,001      31,632

INVESTING ACTIVITIES
  Additions to property and equipment...............   (28,771)    (73,174)
  Net proceeds from sales of discontinued
    operations......................................         -         399
  Proceeds from disposition of assets...............       443         690
  Other.............................................      (981)        472
      Net cash used by investing activities.........   (29,309)    (71,613)

FINANCING ACTIVITIES
  Long-term borrowings..............................         -      10,448
  Reduction of long-term borrowings.................   (12,603)     (8,876)
  Repurchase of common stock........................    (7,042)          -
  Preferred stock dividends.........................         -      (1,065)
  Other.............................................         4         192
    Net cash provided (used) by financing
      activities....................................   (19,641)        699

DECREASE IN CASH AND CASH EQUIVALENTS...............   (27,949)    (39,282)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   148,209     128,060

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $120,260    $ 88,778


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

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


NOTE 2 - ACQUISITION

On March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller for an approximate 125 day period. The purchase price consisted of $12.8 million paid at closing and an additional $13.0 million to be paid at the end of the bareboat charter agreement.


NOTE 3 - STOCKHOLDERS' EQUITY

In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of March 31, 1995, the Company had repurchased 741,100 shares of its common stock at an average price of $11.78 per share, of which 539,700 shares were repurchased in the first three months of 1995.

On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitles its holder to purchase 1/100th of a share of the Company's Series A Junior Participating
Preferred  Stock for $50.00, subject  to adjustment.   The Rights generally
will not become exercisable until 10 days after  a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own
15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of
the  Company's  common  stock   issued  between  March  6,  1995   and  the
Distribution  Date.    Until the  Distribution  Date,  the  Rights will  be
evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in



a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.


NOTE 4 - PROVISION FOR INCOME TAXES

The provisions for income taxes for the three months ended March 31, 1995 and 1994 primarily include U.S. alternative minimum taxes and current and deferred foreign taxes related to the Company's operations in Venezuela. The income tax provision was decreased by $1.6 million during the three months ended March 31, 1995 due to a reduction in the deferred tax asset valuation allowance as management considers it more likely than not that certain additional U.S. net operating loss carryforwards will be utilized prior to their expiration. No provision for regular U.S. federal income taxes has been recorded for the three months ended March 31, 1995 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At March 31, 1995, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $286.9 million, $166.0 million, and $2.7 million, respectively.


NOTE 5 - MINORITY INTEREST

On March 29, 1995, a wholly owned subsidiary of the Company purchased an additional 15% equity interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean") from the minority interest partner in Caribbean. The purchase, which was effective January 1, 1995, increases the wholly owned subsidiary's interest in Caribbean from 70% to 85%. In consideration for the additional 15% interest in Caribbean acquired, the wholly owned subsidiary will make future payments to the minority interest partner that will be based upon, in general, the utilization of existing Caribbean rigs. In addition, in the event of a future sale of any rigs currently owned by Caribbean, the minority interest partner is entitled to an additional 15%
of the net proceeds upon sale.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

The Company's primary operating areas are the Gulf of Mexico, the North Sea and Venezuela. Day rates for the Company's Gulf of Mexico rigs declined in the first three months of 1995 due to an increase in the industry's available rigs in the Gulf of Mexico and decreased activity levels. Management anticipates that average day rates in the Gulf of Mexico will continue to decline for the remainder of the first half of 1995 with an increase in activity and day rates in the second half of 1995. An improvement in oil prices in 1994 and continuing into 1995, and a reduction in the number of available rigs, have been contributing factors to increased industry utilization levels in the North Sea during the first three months of 1995. Day rates in the North Sea increased significantly in the first three months of 1995 compared to the latter part of 1994 due to the increased utilization levels. Management anticipates, based on current market conditions, that North Sea day rates will improve further in 1995. The Company's barge drilling rigs in Venezuela generally operate under long term contracts.

Offshore rig and marine vessel industry utilization for the three months ended March 31, 1995 and 1994 is summarized below:

                                              INDUSTRY WIDE AVERAGES *
                                                   1995     1994
        OFFSHORE RIGS                             ______   ______
             Gulf of Mexico:
                  All Rigs:
                       Rigs Under Contract         118      125
                       Total Rigs Available        179      167
                       % Utilization               66%      75%

                  Jackup Rigs:
                       Rigs Under Contract         96       99
                       Total Rigs Available        141      129
                       % Utilization               68%      77%

             Worldwide:
                  All Rigs:
                       Rigs Under Contract         523      537
                       Total Rigs Available        653      658
                       % Utilization               80%      82%

                  Jackup Rigs:
                       Rigs Under Contract         311      322
                       Total Rigs Available        390      391
                       % Utilization               80%      82%

     MARINE VESSELS:
          Gulf of Mexico:
               Vessels Under Contract              233      220
               Total Vessels Available             277      249
               % Utilization                       84%      88%

        * Industry utilization based on data published by OFFSHORE DATA SERVICES, INC.



RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three months ended March 31, 1995 and 1994 (in thousands):

                                                   1995        1994
                                                 ________    ________
  OPERATING RESULTS
    Operating revenues                           $ 65,219    $ 65,365
    Operating margin                               25,718      29,625
    Operating income                                9,429      14,772
    Other income (expense)                         (1,186)     (1,362)
    Provision for income tax                           39       1,175
    Minority interest                                 582         838
    Net income                                      7,622      11,397
    Preferred stock dividend requirements               -       1,065
    Income applicable to common stock               7,622      10,332

Revenues and operating margin (defined as revenues less operating expenses excluding depreciation and general and administrative expenses) for each of the Company's operating segments are provided below for the three months ended March 31, 1995 and 1994 (in thousands):

                                                   1995        1994
                                                 ________    ________
  OPERATING REVENUES
    Contract drilling
      Jackup rigs
        United States                            $ 27,722    $ 26,756
        International                              10,681       9,511
          Total jackup rigs                        38,403      36,267
      Barge drilling rigs - Venezuela              15,497       9,303
          Total offshore rigs                      53,900      45,570
      Land rigs (1)                                     -       6,445
          Total contract drilling                  53,900      52,015

    Marine transportation
      AHTS (2)                                      2,793       2,558
      Supply                                        3,932       5,119
      Mini-supply                                     505         444
          Sub total                                 7,230       8,121
      Utility (3)                                       -         383
          Total marine transportation               7,230       8,504

    Technical services                              4,089       4,846

            Total                                $ 65,219    $ 65,365

  OPERATING MARGIN
    Contract drilling
      Jackup rigs
        United States                            $ 10,281    $ 13,571
        International                               3,520       4,098
          Total jackup rigs                        13,801      17,669
      Barge drilling rigs - Venezuela               9,734       6,355
          Total offshore rigs                      23,535      24,024
      Land rigs (1)                                  (114)        695
          Total contract drilling                  23,421      24,719



                                                   1995        1994
                                                 ________    ________
    Marine transportation
      AHTS (2)                                      1,085         969
      Supply                                          545       2,093
      Mini-supply                                     (16)        178
          Sub total                                 1,614       3,240
      Utility (3)                                       -        (136)
          Total marine transportation               1,614       3,104

    Technical services                                683       1,802

            Total                                $ 25,718    $ 29,625

    (1) United States and international land rigs are combined. The Company sold all but one of its land rigs in 1994.
    (2) Anchor handling tug supply vessels.
    (3) As of December 31, 1994, the Company no longer has utility vessels available for work.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 1995 and 1994:

                                                   1995        1994
                                                 ________    ________
  OFFSHORE DRILLING
    Rig utilization:
      Jackup rigs
        United States                               88%         82%
        International                               60%         68%
          Total jackup rigs                         82%         78%
      Barge drilling rigs - Venezuela               98%        100%
          Total                                     87%         83%

    Average day rates:
      Jackup rigs
        United States                            $ 19,989    $ 24,214
        International                              39,206      25,321
          Total jackup rigs                        23,200      24,489
      Barge drilling rigs - Venezuela              17,490      15,815
          Total offshore rigs                    $ 21,187    $ 22,157

  MARINE TRANSPORTATION (1)
    Fleet utilization:
      AHTS (2)                                      70%         66%
      Supply                                        72%         87%
      Mini-supply                                   41%         99%
          Total                                     65%         85%

    Average day rates:
      AHTS (2)                                   $  7,001    $  8,184
      Supply                                        2,875       3,544
      Mini-supply                                   1,715       1,663
          Total                                  $  3,473    $  4,050



                                                   1995        1994
                                                 ________    ________
  TECHNICAL SERVICES INFORMATION
    Job Days:
      Drilling                                       590         564
      Guidance                                       563         667
          Total                                    1,153       1,231

    Average revenue per job day:
      Drilling                                   $ 4,204     $ 4,840
      Guidance                                     2,856       3,168
          Total                                  $ 3,546     $ 3,937

    (1) Excludes utility vessels. As of December 31, 1994, the Company no longer has utility vessels available for work.
    (2) Anchor handling tug supply vessels.

The Company's consolidated revenues for the three months ended March 31, 1995 were unchanged from the same period in 1994. However, the Company did recognize increased revenues in the first three months of 1995 as compared to the same period in 1994 from four barge drilling rigs which commenced operations in the third quarter of 1994 and a full three months operation in 1995 of two jackup rigs acquired in mid-February 1994. These revenue increases were offset by decreased revenues associated with the sale of substantially all of the Company's land rig operations in 1994, reduced Gulf of Mexico contract drilling and marine transportation activity and day rates and decreased technical services activity.

Operating income for the three months ended March 31, 1995 decreased from the same period in 1994 due primarily to reduced Gulf of Mexico contract drilling and marine transportation activity and day rates, decreased technical services activity and increased depreciation. The above decreases in operating income were partially offset by increases associated with four barge drilling rigs added in the third quarter of 1994 and a full three months operation in 1995 of two jackup rigs acquired in mid-February 1994.


CONTRACT DRILLING

The Company's U.S. jackup rig revenues increased by 4% and operating margin decreased by 24% for the three months ended March 31, 1995 compared to the same period in 1994. The revenue increase is primarily attributable to the mobilization of a rig from Brazil that began operating in the Gulf of Mexico in the fourth quarter of 1994 and increased utilization. The increase in revenues for the three months ended March 31, 1995 was partially offset by, and the operating margin decrease was primarily attributable to, decreased average day rates from the same period in 1994.

For the three months ended March 31, 1995, revenues for the Company's international jackup rigs increased by 12% and operating margin decreased
by 14%  compared to  the  same period  in 1994.   The  revenue increase  is
primarily attributable to a full three months operation in 1995 of two jackup rigs acquired in mid-February 1994 offset by reduced revenues associated with the mobilization of two rigs to the Gulf of Mexico from Brazil and Dubai in the third and fourth quarters of 1994, respectively,
upon completion of  their contracts.   The Company  had five  international
jackup rigs  in operation for the first three months of 1995 as compared to
seven  in the  same  period of  1994.   The  operating  margin decrease  is
primarily due  to the  two rigs mobilized  to the  Gulf of  Mexico in  1994



offset partially by a full three months operation in 1995 of two jackup rigs acquired in mid-February 1994.

In the fourth quarter of 1994 the Company began mobilizing a jackup rig to the Gulf of Mexico from Dubai, which arrived in January 1995. The rig is currently undergoing modifications and enhancements, including extending the rig's water depth capability to approximately 400 feet. Due to the modifications and enhancements, the rig will be unavailable for work until approximately late June 1995.

Two of the Company's six jackup rigs located in the North Sea are currently undergoing substantial modifications and enhancements including converting one of the rigs from a slot rig to a cantilever rig. Due to the modifications and enhancements, the rigs will be unavailable for work until approximately late May 1995 and late July 1995, respectively. Both of these rigs are committed under contracts upon completion of the modifications and enhancements. On March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller for an approximate 125 day period. See Note 2 to Consolidated Financial Statements.

The Company's barge drilling rigs are all located on Lake Maracaibo, Venezuela. Revenues and operating margins from the Company's barges in Venezuela improved substantially for the first three months of 1995 as compared to the same period of 1994 primarily due to the addition of four new barge drilling rigs in July through September of 1994 which operate under separate five-year contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company.

The Venezuelan currency experienced significant devaluation in the first half of 1994 and the Venezuelan government established policies to control the exchange rate of the Venezuelan currency and severely restricted the conversion of Venezuelan currency to U.S. dollars. To date, ENSCO Drilling (Caribbean), Inc. ("Caribbean") has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports and the contractual protection available to Caribbean if U.S. dollar payments are not made.

The Company sold its U.S. land rig operation effective June 30, 1994 and three of the Company's four land rigs located in the Middle East in the fourth quarter of 1994. The Company continues to own one land rig, located in Dubai, which is currently inactive.


MARINE TRANSPORTATION

The Company  has a marine  transportation operating fleet of  35 vessels of which  31 are  owned by  the Company  and four  are leased  under long-term
agreements.   Of  the 31  vessels  owned by  the Company,  four were  being converted into larger  146-foot mini-supply vessels during  the first three
months  of 1995.    Two  of  these  converted  mini-supply  vessels  became
available for work in late April  1995 and the remaining two vessels should be completed  and available for  work by the  end of the second  quarter of
1995.   The  Company's  marine transportation  vessels  are  all  currently
located  in the  Gulf of  Mexico.   The  Company operated  four vessels  in
Singapore through a joint venture beginning  in August 1993.  The Singapore



joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf of Mexico and the remaining vessel, a utility boat, was sold. The Company had one vessel working offshore Brazil at the beginning of 1994 which returned to the Gulf of Mexico in February 1994.

The activity level for marine transportation vessels in the Gulf of Mexico, which is generally tied to the level of oil and gas drilling activity, remained fairly stable in 1994. However, Gulf of Mexico marine transportation vessel activity has decreased in the first three months of 1995 as compared to the same period in 1994 due, in part, to lower domestic natural gas prices. The decreased activity level in the first three months of 1995 caused the Company's day rates to decrease. Management anticipates a general increase in utilization throughout the remainder of 1995. Primarily as a result of the decreased average day rates in the Gulf of Mexico in the first three months of 1995 as compared to the comparable period in 1994, the Company's marine transportation revenues and operating margin decreased by 15% and 48%, respectively.


TECHNICAL SERVICES

The Company's technical services operations are presently conducted in the U.S., primarily in the Austin Chalk trend in the Southern U.S., Canada and the North Sea. Technical services activity of the Company for the three months ended March 31, 1995 decreased from the same period in 1994 which caused revenues and operating margin to decrease. The operating margin decrease for the first three months of 1995 as compared to the same period in 1994 was also due to the collection of a receivable in the first three months of 1994 that had been fully reserved in a prior period.

To date in 1995, market conditions for the Company's technical services segment have increased slightly in comparison to the average activity level throughout 1994. There are currently no indications of substantial change in horizontal drilling activity during 1995, although management anticipates that the demand for specialized drilling applications will increase.


DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the first three months of 1995 as compared to the same period in 1994 is primarily attributable to depreciation on four barge drilling rigs delivered to Venezuela in July through September of 1994 and a full three months depreciation in 1995 on two jackup rigs acquired in mid-February 1994. The 1995 increased depreciation was partially offset by reduced depreciation related to the sale of substantially all of the Company's land rig operations in 1994.


OTHER INCOME (EXPENSE)

The  Company's net other  expense decreased for  the first three  months of
1995 as compared to the same period in 1994 due primarily to increased interest income and increased other income offset, in part, by increased
interest  expense.    Interest income  increased  due  primarily to  higher
average  cash  levels  and  increased  interest  rates.   Interest  expense
increased due primarily  to interest  expense related to  the financing  of four  barge drilling rigs added  in Venezuela in  July through September of
1994  and increased  interest rates.    The increase  in  other income  was
primarily attributable  to a gain on sale of bonds, which were purchased at



a  discount.   Other income  also increased  due to  a currency  loss being recorded in the first three months of 1994 related to a devaluation in the Venezuelan currency.


PROVISION FOR INCOME TAXES

The 1995 and 1994 provisions primarily include U.S. alternative minimum taxes and current and deferred foreign taxes related to the Company's operations in Venezuela. The income tax provision was decreased during the three months ended March 31, 1995 due to a reduction in the deferred tax asset valuation allowance. See Note 4 to Consolidated Financial Statements.


MINORITY INTEREST

Minority Interest for the first three months of 1995 decreased as compared to the same period in 1994 due primarily to the reduction in Caribbean's minority shareholder's interest from 30% to 15% offset by increased earnings in Venezuela as discussed above in "Contract Drilling." See Note 5 to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES -

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                          1995       1994
                                        ________   ________

          Cash flow from operations     $ 21,001   $ 31,632
          Capital expenditures            28,771     73,174

Cash flow from operations decreased $10.6 million in the first three months of 1995 as compared to the same period in 1994. The decrease is primarily a result of a decline in operating results and an increase in accounts receivable due primarily to the Company now operating, effective January 1, 1995, two rigs acquired in mid-February 1994 that previously operated under bareboat charter contracts.

The Company's capital expenditures for the three months ended March 31, 1995 consisted principally of $12.8 million for the purchase of a jackup rig located in the North Sea, $9.7 million for major modifications and enhancements of three jackup rigs as discussed above in "Business Environment - Contract Drilling," $2.1 million for enhancements of other rigs and vessels, $2.9 million for contract drilling equipment, $744,000 for equipment used in the Company's technical services operations and $565,000 for other equipment primarily for marine transportation vessels. Management anticipates that capital expenditures in 1995 will total approximately $20.0 million for routine existing operations, approximately $75.0 million for enhancements of rigs and vessels and $25.8 million for the purchase of a jackup rig located in the North Sea. See Note 2 to Consolidated Financial Statements. The Company may spend additional funds to acquire rigs or vessels in 1995 depending on market conditions and opportunities.



FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at March 31, 1995 and December 31, 1994 are summarized below (in thousands, except percentages):

                                           MARCH 31,   DECEMBER 31,
                                             1995          1994
                                           ________      ________

          Long-term debt (excluding
            current maturities)            $148,967      $162,466
          Total capital                     637,770       650,416
          Long-term debt to total capital     23%           25%

The decrease in long-term debt relates to scheduled repayments. The total capital of the Company decreased due primarily to the decrease in long-term debt and repurchases of common stock offset by the profitability of the Company in the first three months of 1995. See Note 3 to Consolidated Financial Statements.

The Company had a $38.0 million undrawn revolving line of credit at March 31, 1995. The revolver is reduced semi-annually by $1.0 million over five years with the final $30.0 million line expiring in December 1998.

The Company's liquidity position at March 31, 1995 and December 31, 1994 is summarized in the table below (in thousands, except ratios):

                                           MARCH 31,   DECEMBER 31,
                                             1995          1994
                                           ________      ________

       Cash and short-term investments     $126,129      $154,078
       Working capital                       80,787       124,160
       Current Ratio                          1.8           2.4

The Company utilizes a conservative investment philosophy with respect to its cash and short-term investments and does not invest in any derivative financial instruments.

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's required debt service and capital additions for the next twelve months.


OTHER MATTERS

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes standards for measuring the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This new standard is required to be adopted in 1996 and is not expected to have a material effect on the financial statements of the Company.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits and Exhibit Index

              EXHIBIT
                NO.

               * 27       Financial Data Schedule

              ____________________
              * filed herewith


         (b)  Reports on Form 8-K

              The Company filed Current Reports on Form 8-K dated:

              (i) February 21, 1995 with respect to the declaration of a dividend of one preferred share purchase right for each outstanding share of the Company's common stock, and

              (ii) March 23, 1995 with respect to the purchase of a jackup rig.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       ENERGY SERVICE COMPANY, INC.




Date: [    May 1, 1995     ]          [/s/  C. Christopher Gaut         ]
                                       _________________________________
                                       C. Christopher Gaut
                                       Chief Financial Officer


                                      [/s/  H. E. Malone                ]
                                       _________________________________
                                       H. E. Malone, Corporate Controller
                                       and Chief Accounting Officer


                               EXHIBIT INDEX



                                                              SEQUENTIALLY
                                                                NUMBERED
EXHIBIT                                                         DOCUMENT
  NO.                            DOCUMENT                         PAGE
_______     _____________________________________________     ____________


  27        Financial Data Schedule                                19