Form 10-Q
period 1995-06-30
ENSCO INTERNATIONAL INC
filed 1995-08-09
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                ____________________________________________


                                     OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________________ to _________________



               _____________________________________________



                       Commission File Number 1-8097

                      ENSCO INTERNATIONAL INCORPORATED
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

There were 60,435,218 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 7, 1995.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1995



                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet
              June 30, 1995 and December 31, 1994                  3

          Consolidated Statement of Operations
              Three Months Ended June 30, 1995 and 1994            4

          Consolidated Statement of Operations
              Six Months Ended June 30, 1995 and 1994              5

          Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1995 and 1994              6

          Notes to Consolidated Financial Statements             7 - 8


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9 - 17

PART II - OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                             18

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    18


SIGNATURES                                                         19



                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                   JUNE 30,    DECEMBER 31,
                                                     1995          1994
                                                  -----------  ------------
                                                  (Unaudited)
                                                       (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................   $ 97,613      $148,209
  Short-term investments........................      2,990         5,869
  Accounts receivable, net......................     54,377        40,137
  Prepaid expenses and other....................      9,132        18,155
        Total current assets....................    164,112       212,370

INVESTMENTS.....................................      6,609         6,970

PROPERTY AND EQUIPMENT, AT COST.................    747,380       666,363
  Less accumulated depreciation.................    164,924       137,342
        Property and equipment, net.............    582,456       529,021

OTHER ASSETS
  Goodwill......................................     20,665        21,159
  Other.........................................      7,969         5,863
        Total other assets......................     28,634        27,022
                                                   $781,811      $775,383

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................   $ 18,687      $ 12,742
  Accrued liabilities...........................     43,759        34,718
  Current maturities of long-term debt..........     42,339        40,750
        Total current liabilities...............    104,785        88,210

LONG-TERM DEBT..................................    141,157       162,466

DEFERRED INCOME TAXES...........................     23,529        22,989

OTHER LIABILITIES...............................     16,202        13,768

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 66.7 million and 66.6
    million shares issued.......................      6,665         6,657
  Additional paid-in capital....................    613,419       612,318
  Accumulated deficit...........................    (56,951)      (71,657)
  Restricted stock (unearned compensation)......     (5,891)       (5,518)



  Cumulative translation adjustment.............     (1,195)       (1,210)
  Treasury stock at cost, 6.2 million and
    5.6 million shares..........................    (59,909)      (52,640)
        Total stockholders' equity .............    496,138       487,950
                                                   $781,811      $775,383

The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                 1995          1994
                                               --------      --------

                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $ 66,547      $ 67,075

OPERATING EXPENSES
  Operating costs............................    39,613        36,947
  Depreciation and amortization..............    14,876        13,495
  General and administrative.................     2,478         2,342
                                                 56,967        52,784

OPERATING INCOME.............................     9,580        14,291

OTHER INCOME (EXPENSE)
  Interest income............................     1,659           932
  Interest expense...........................    (4,104)       (2,609)
  Income from equity affiliates, net.........        50            28
  Other, net.................................       782          (415)
                                                 (1,613)       (2,064)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........     7,967        12,227

PROVISION FOR INCOME TAXES...................       298         1,047

MINORITY INTEREST............................       585           645

NET INCOME ..................................     7,084        10,535

PREFERRED STOCK DIVIDEND REQUIREMENT.........         -         1,065

INCOME APPLICABLE TO COMMON STOCK............  $  7,084      $  9,470

INCOME PER COMMON SHARE......................  $    .12      $    .17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    60,389        56,044


The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                 1995          1994
                                               --------      --------
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $131,766      $132,440

OPERATING EXPENSES
  Operating costs............................    79,114        72,687
  Depreciation and amortization..............    29,022        26,197
  General and administrative.................     4,621         4,493
                                                112,757       103,377

OPERATING INCOME.............................    19,009        29,063

OTHER INCOME (EXPENSE)
  Interest income............................     3,812         1,996
  Interest expense...........................    (8,495)       (5,315)
  Income from equity affiliates, net.........       200           272
  Other, net.................................     1,684          (379)
                                                 (2,799)       (3,426)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    16,210        25,637

PROVISION FOR INCOME TAXES...................       337         2,222

MINORITY INTEREST............................     1,167         1,483

NET INCOME...................................    14,706        21,932

PREFERRED STOCK DIVIDEND REQUIREMENT.........         -         2,130

INCOME APPLICABLE TO COMMON STOCK............  $ 14,706      $ 19,802

INCOME PER COMMON SHARE......................  $    .24      $    .35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    60,518        56,023


The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        1995       1994
                                                      --------   --------
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income........................................  $ 14,706   $ 21,932
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization................    29,022     26,197
       Deferred income tax provision (benefit)......    (1,352)     1,353
       Amortization of other assets.................     1,787      1,359
       Provision for compensatory stock grants......       483        507
       Distributed (undistributed) income from
         equity affiliates..........................       225       (272)
       Other........................................      (371)       846
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts
           receivable...............................   (13,783)     2,988
         Decrease in prepaid expenses and other.....     8,974      5,036
         Increase in accounts payable and accrued
           liabilities..............................     2,970      4,068
             Net cash provided by operating
               activities...........................    42,661     64,014

INVESTING ACTIVITIES
  Additions to property and equipment...............   (68,788)  (109,310)
  Proceeds from disposition of assets...............     1,413     12,025
  Sale of short-term investments....................     2,879          -
  Other.............................................    (1,857)    (1,441)
      Net cash used by investing activities.........   (66,353)   (98,726)

FINANCING ACTIVITIES
  Long-term borrowings..............................         -     30,040
  Reduction of long-term borrowings.................   (19,851)   (12,675)
  Repurchase of common stock........................    (7,210)         -
  Preferred stock dividends.........................         -     (2,130)
  Other.............................................       157        376
    Net cash provided (used) by financing
      activities....................................   (26,904)    15,611

DECREASE IN CASH AND CASH EQUIVALENTS...............   (50,596)   (19,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   148,209    128,060

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 97,613   $108,959

 The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by ENSCO International Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the results of operations for the interim periods presented.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


NOTE 2 - CHANGE IN THE NAME OF THE COMPANY

At the Company's Annual Meeting of the Stockholders held on May 23, 1995, the stockholders of the Company approved the change in the name of the Company from Energy Service Company, Inc. to ENSCO International Incorporated.


NOTE 3 - ACQUISITION

On March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller, which is expected to continue through late 1995 or early 1996. The purchase price consisted of $12.8 million paid at closing and an additional $13.0 million to be paid at the end of the bareboat charter period.


NOTE 4 - STOCKHOLDERS' EQUITY

In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of June 30, 1995, the Company had repurchased 800,769 shares of its common stock at an average price of $11.92 per share, of which 599,369 shares were repurchased in the first six months of 1995.

On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock
outstanding on March 6, 1995.   Each Right initially entitles its holder to
purchase 1/100th of  a share of the Company's Series A Junior Participating
Preferred  Stock for $50.00, subject  to adjustment.   The Rights generally
will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own



15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued between March 6, 1995 and the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.


NOTE 5 - PROVISION FOR INCOME TAXES

The income tax provisions for the three and six months ended June 30, 1995 primarily include U.S. alternative minimum taxes, current and deferred taxes related to the Company's operations in Venezuela and deferred taxes related to the Company's operations in the United Kingdom. The income tax provisions were decreased by $1.6 million and $3.3 million during the three and six months ended June 30, 1995, respectively, due to reductions in the deferred tax asset valuation allowance as management considers it more likely than not that certain additional U.S. net operating loss carryforwards will be utilized prior to their expiration. No provisions for regular U.S. federal income taxes have been recorded for the three and six months ended June 30, 1995 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At June 30, 1995, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $276.4 million, $157.2 million, and $2.7 million, respectively.


NOTE 6 - MINORITY INTEREST

On March  29, 1995, a wholly  owned subsidiary of the  Company purchased an
additional  15%  equity  interest   in  ENSCO  Drilling  (Caribbean),  Inc.
("Caribbean")  from  the minority  interest  partner  in  Caribbean.    The
purchase, which was effective  January 1, 1995, increased the  wholly owned



subsidiary's interest in Caribbean from 70% to 85%. In consideration for the additional 15% interest in Caribbean acquired, the wholly owned subsidiary makes payments to the minority interest partner that are based upon, in general, the utilization of existing Caribbean rigs. In addition, in the event of a future sale of any rigs currently owned by Caribbean, the minority interest partner is entitled to an additional 15% of the net
proceeds upon sale.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

The Company conducts its business in the contract drilling, marine transportation and technical services segments of the oil and gas industry with operations primarily in the Gulf of Mexico, the North Sea and Venezuela. Average day rate and utilization levels for the Company's Gulf of Mexico rigs and vessels declined for the three and six months ended June 30, 1995, in comparison to the same periods in the prior year, due primarily to an increase in the total number of industry rigs and vessels available in the Gulf of Mexico. The Company's Gulf of Mexico rigs were also negatively impacted by decreased activity levels from the prior year. Activity levels for rigs and vessels in the Gulf of Mexico have recently increased from the low point experienced in March 1995. However, it is uncertain whether such increased activity levels are sustainable in view of the continued depressed prices for natural gas.

An improvement in oil prices in 1994 and the first part of 1995 and a reduction in the number of available rigs have been contributing factors to increased industry utilization levels in the North Sea during the three and six months ended June 30, 1995. The increased utilization has led to higher average day rates in the North Sea for the three and six months ended June 30, 1995 compared to the latter part of 1994. Management anticipates, based on current market conditions, that North Sea day rate and utilization levels should remain fairly stable for the remainder of 1995.

The Company's barge drilling rigs in Venezuela generally operate under long-term contracts for a national oil company. As a result, their day rate and utilization levels are not as dependent on oil and natural gas prices.

Offshore rig and marine vessel industry utilization for the three and six months ended June 30, 1995 and 1994 is summarized below:

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    ------------------    ----------------
INDUSTRY WIDE AVERAGES *              1995      1994       1995      1994
------------------------             ------    ------     ------    ------

Offshore Rigs
   Gulf of Mexico:
      All Rigs:
         Rigs Under Contract          129       131        124       128
         Total Rigs Available         178       174        178       171
         % Utilization                72%       75%        70%       75%

      Jackup Rigs:
         Rigs Under Contract          104       109        100       104
         Total Rigs Available         141       135        141       132
         % Utilization                74%       81%        71%       79%



                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    ------------------    ----------------
INDUSTRY WIDE AVERAGES(continued)*   1995       1994       1995      1994
----------------------------------  ------     ------     ------    ------

   Worldwide:
      All Rigs:
         Rigs Under Contract          535       531        529       534
         Total Rigs Available         645       660        649       659
         % Utilization                83%       80%        82%       81%

      Jackup Rigs:
         Rigs Under Contract          319       324        315       323
         Total Rigs Available         389       391        390       391
         % Utilization                82%       83%        81%       83%

   Marine Vessels:
      Gulf of Mexico:
         Vessels Under Contract       246       213        240       217
         Total Vessels Available      277       257        277       253
         % Utilization                89%       83%        87%       86%

     * Industry utilization based on data published by OFFSHORE DATA SERVICES, INC.


RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three and six months ended June 30, 1995 and 1994 (in thousands):

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30                JUNE 30,
                              --------------------   --------------------
                                1995        1994       1995        1994
                              --------    --------   --------    --------
OPERATING RESULTS
  Operating revenues          $ 66,547    $ 67,075   $131,766    $132,440
  Operating margin              26,934      30,128     52,652      59,753
  Operating income               9,580      14,291     19,009      29,063
  Other income (expense), net   (1,613)     (2,064)    (2,799)     (3,426)
  Provision for income tax         298       1,047        337       2,222
  Minority interest                585         645      1,167       1,483
  Net income                     7,084      10,535     14,706      21,932
  Preferred stock dividend
    requirements                     -       1,065          -       2,130
  Income applicable to
    common stock                 7,084       9,470     14,706      19,802



Revenues and operating margin (defined as revenues less operating expenses excluding depreciation and general and administrative expenses) for each of the Company's operating segments are provided below for the three and six months ended June 30, 1995 and 1994 (in thousands):

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                              -------------------    -------------------
                                1995        1994       1995        1994
                              --------    --------   --------    --------
OPERATING REVENUES
Contract drilling
  Jackup rigs
    United States             $ 26,172    $ 27,380   $ 53,894    $ 54,136
    International               12,128      12,304     22,809      21,815
      Total jackup rigs         38,300      39,684     76,703      75,951
  Barge drilling rigs -
    Venezuela                   15,649       8,969     31,146      18,272
      Total offshore rigs       53,949      48,653    107,849      94,223
  Land rigs (1)                      -       5,395          -      11,840
      Total contract drilling   53,949      54,048    107,849     106,063

Marine transportation
  AHTS  (2)                      3,382       3,522      6,175       6,080
  Supply                         4,357       4,712      8,289       9,831
  Mini-supply                      737         438      1,242         882
      Sub total                  8,476       8,672     15,706      16,793
  Utility  (3)                       -         477          -         860
      Total marine
        transportation           8,476       9,149     15,706      17,653

Technical services               4,122       3,878      8,211       8,724

        Total                 $ 66,547    $ 67,075   $131,766    $132,440

OPERATING MARGIN
Contract drilling
  Jackup rigs
    United States             $  8,723    $ 12,985   $ 19,004    $ 26,556
    International                4,913       6,591      8,433      10,689
      Total jackup rigs         13,636      19,576     27,437      37,245
  Barge drilling rigs -
    Venezuela                    9,920       5,698     19,654      12,053
      Total offshore rigs       23,556      25,274     47,091      49,298

  Land rigs  (1)                   (65)        167       (179)        862
      Total contract drilling   23,491      25,441     46,912      50,160

Marine transportation
  AHTS  (2)                      1,488       1,811      2,573       2,780
  Supply                         1,224       1,562      1,769       3,655
  Mini-supply                       58         170         42         348
      Sub total                  2,770       3,543      4,384       6,783
  Utility  (3)                       -        (130)         -        (266)
      Total marine
        transportation           2,770       3,413      4,384       6,517



Technical services                 673       1,274      1,356       3,076

        Total                 $ 26,934    $ 30,128   $ 52,652    $ 59,753

(1) United States and international land rigs are combined. As of September 30, 1994, the Company no longer has land rigs available for work.
(2)  Anchor handling tug supply vessels.
(3)  As of December  31, 1994, the  Company no  longer has utility  vessels
     available for work.



The following is an analysis of certain operating information of the Company for the three and six months ended June 30, 1995 and 1994:

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                 -------------------   -------------------
                                   1995       1994       1995       1994
                                 --------   --------   --------   --------
OFFSHORE DRILLING
     Rig utilization:
       Jackup rigs
         United States              84%        94%        86%        88%
         International              57%        75%        59%        72%
           Total jackup rigs        78%        88%        80%        83%
       Barge drilling rigs -
         Venezuela                  87%       100%        93%       100%
           Total offshore rigs      81%        90%        84%        87%

     Average day rates:
       Jackup rigs
         United States           $ 19,139   $ 21,458   $ 19,571   $ 22,737
         International             43,410     24,816     41,269     25,034
           Total jackup rigs       23,205     22,375     23,216     23,338
       Barge drilling rigs -
         Venezuela                 19,717     15,233     18,542     15,523
           Total offshore rigs   $ 22,028   $ 20,681   $ 21,595   $ 21,369

MARINE TRANSPORTATION (1)
     Fleet utilization:
       AHTS (2)                     87%        84%        78%        76%
       Supply                       79%        83%        75%        85%
       Mini-supply                  57%        98%        49%        98%
           Total                    75%        85%        70%        84%

     Average day rates:
       AHTS (2)                  $  7,124   $  6,854   $  7,069   $  7,399
       Supply                       2,897      3,214      2,887      3,376
       Mini-supply                  1,786      1,641      1,757      1,652
           Total                 $  3,543   $  3,694   $  3,511   $  3,864

TECHNICAL SERVICES INFORMATION
     Job Days:
       Drilling                       587        476      1,176      1,040
       Guidance                       507        500      1,069      1,168
           Total                    1,094        976      2,245      2,208

     Average revenue per job day:
       Drilling                  $ 77,200   $110,700   $ 85,100   $107,600
       Guidance                    44,300     51,500     46,400     51,600
           Total                 $ 61,500   $ 77,600   $ 64,700   $ 74,600


     (1) Excludes utility vessels. As of December 31, 1994, the Company no longer has utility vessels available for work.
     (2)    Anchor handling tug supply vessels.




The Company's consolidated revenues for the three and six months ended June 30, 1995 were virtually unchanged from the comparable periods in 1994. However, the Company did recognize an increase in revenues for the three and six months ended June 30, 1995 as compared to 1994 from four barge drilling rigs which commenced operations in the third quarter of 1994. Revenues also increased due to improved results in the North Sea primarily related to an increase in average day rates and the Company assuming operations, effective January 1, 1995, of two jackup rigs acquired in mid-February 1994 that had operated for the remainder of 1994 under bareboat charter contracts.

These revenue increases were offset by decreased revenues associated with the sale of substantially all of the Company's land rig operations in 1994 and reduced Gulf of Mexico day rate and utilization levels for its contract drilling and marine transportation segments. The revenue decline was also due to three of the Company's jackup rigs undergoing modifications and enhancements and therefore being unavailable for work for substantially all of the first half of 1995.

Operating income for the three and six months ended June 30, 1995 decreased from the comparable periods in 1994 due primarily to the reasons stated above and also due to increased depreciation related to rigs added to the fleet in the second half of 1994 and the first half of 1995.

CONTRACT DRILLING

The following is an analysis of the location of the Company's offshore rigs at June 30, 1995 and 1994:

                                            1995       1994
                                            ----       ----
       Jackup rigs:
          U.S. Gulf of Mexico                17         15
          North Sea                           6          5
          Other International                 -          2
             Total jackup rigs               23         22
       Barge drilling rigs -
          Venezuela                          10          6
             Total offshore rigs             33         28

The Company mobilized a jackup rig from Brazil that began operating in the Gulf of Mexico in the fourth quarter of 1994. Another jackup rig arrived in the Gulf of Mexico in January 1995 from Dubai and is currently undergoing modifications and enhancements, including extending the rig's water depth capability to approximately 400 feet. Due to the modifications and enhancements, the rig was unavailable for work during the first half of 1995 and is expected to be available for work in the Gulf of Mexico mid-way through the third quarter of 1995.

Two  of the Company's North  Sea jackup rigs  were undergoing modifications and enhancements for substantially  all of the first half of  1995.  One of the North Sea jackup rigs exited  the shipyard and began its contract early in the third quarter of 1995 and the second jackup rig, which is being converted from a slot rig to a cantilever rig, is expected to exit the
shipyard and begin  its contract  late in the  third quarter  of 1995.   On



March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller, which is expected to continue through late 1995 or early 1996. See
Note 3 to Consolidated Financial Statements.

The Company added four new barge drilling rigs in the third quarter of 1994 which, in addition to the previously existing six barge drilling rigs, are all located on Lake Maracaibo, Venezuela. Two of the Company's barge drilling rigs completed their contracts during the second quarter of 1995 and are currently idle. To date, the Company has not been successful in negotiating new contracts for these two rigs. The other eight barge drilling rigs in Venezuela are on long-term contracts that extend to 1998 and 1999.

The Company sold its U.S. land rig operations effective June 30, 1994 and three of the Company's four land rigs located in the Middle East in the fourth quarter of 1994. The Company continues to own one land rig, located in Dubai, which is currently inactive.

Revenues were little changed while operating margins were down for the Company's contract drilling segment for the three and six months ended June 30, 1995 as compared to the same periods in 1994. Revenues and operating margins in 1995 were negatively impacted by the Company's U.S. jackup rigs experiencing decreased average day rate and utilization levels, three of the Company's jackup rigs undergoing modifications and enhancements and being unavailable for work for substantially all of the first half of 1995 and also due to the sale of substantially all of the Company's land rigs in 1994. The decreases in revenues and operating margins were partially offset by improved results in the North Sea due primarily to improved average day rates and the Company assuming operations in 1995 of two jackup rigs acquired in mid-February 1994. Revenues and operating margins were also positively impacted by the addition of four new barge drilling rigs in Venezuela.

The Venezuelan currency experienced significant devaluation in the first half of 1994 and the Venezuelan government established policies to control the exchange rate of the Venezuelan currency and severely restricted the conversion of Venezuelan currency to U.S. dollars. To date, ENSCO Drilling (Caribbean), Inc. ("Caribbean") has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports and the contractual protection available to Caribbean if U.S. dollar payments are not made.

MARINE TRANSPORTATION

The Company has  a marine transportation operating  fleet of 35  vessels of which  31 are  owned by  the Company  and four  are leased  under long-term
agreements.   Of  the 31  vessels  owned by  the Company,  four were  being converted into larger 146-foot mini-supply vessels during the first half of 1995. Two of these converted mini-supply vessels became available for work in late April 1995 and the remaining two vessels were completed in late-



July   and  early-August   1995,  respectively.     The   Company's  marine
transportation vessels are all currently located in the Gulf of Mexico.

The Company operated four vessels in Singapore through a joint venture beginning in August 1993. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf of Mexico and the remaining vessel, a utility boat, was sold. The Company had one vessel working offshore Brazil at the beginning of 1994 which returned to the Gulf of Mexico in February 1994.

Revenues and operating margins for the Company's marine transportation segment decreased for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due primarily to the Company experiencing decreased average day rate and utilization levels. The decreased average day rates were due primarily to the increased supply of vessels in the Gulf of Mexico. The Company experienced decreased utilization levels due primarily to four vessels being converted into larger 146-foot mini-supply vessels during the first half of 1995. Management anticipates a general increase in Company utilization throughout the remainder of 1995.

TECHNICAL SERVICES

The Company's technical services operations are presently conducted in the U.S., primarily in the Austin Chalk trend in the Southern U.S., Canada and the North Sea. Technical services activity of the Company for the three and six months ended June 30, 1995 increased from the comparable periods in 1994. However, revenues for the six months ended June 30, 1995 were down, and for the three months ended June 30, 1995 were up only slightly, due primarily to lower Canadian job pricing. The operating margin decreases for the three and six months ended June 30, 1995 as compared to the same periods of 1994 were due primarily to the collection of a receivable in the first and second quarters of 1994 that had been fully reserved in a prior period and to the change in revenues as discussed above. There are currently no indications of substantial change in horizontal drilling activity during 1995, although management anticipates that the demand for specialized drilling applications will increase.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three months ended June 30, 1995 as compared to the same period in 1994 is primarily attributable to depreciation on four barge drilling rigs delivered to Venezuela in the third quarter of 1994 and depreciation on a North Sea jackup rig acquired on March 23, 1995. The increase in depreciation for the six months ended June 30, 1995 as compared to the same period in 1994 is due to the reasons stated above and also due to a full six months depreciation in the first half of 1995 related to two North Sea jackup rigs that were acquired in mid-February 1994. The 1995 increased depreciation levels were partially offset by reduced depreciation related to the sale of substantially all of the Company's land rig operations in 1994.

OTHER INCOME (EXPENSE), NET

The Company's other expense, net decreased for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due primarily



to increased interest income and increased other income offset, in part, by increased interest expense. Interest income for the three and six months ended June 30, 1995 increased by $727,000 and $1.8 million, respectively, due primarily to higher average cash levels and increased interest rates. Interest expense for the three and six months ended June 30, 1995 increased by $1.5 million and $3.2 million, respectively, due primarily to interest expense related to the financing of four barge drilling rigs added in Venezuela in the third quarter of 1994. The increases in other income for the three and six months ended June 30, 1995 of $1.2 million and $2.1 million, respectively, were primarily attributable to the comparable periods in 1994 including foreign currency translation losses and a loss on the sale of the Company's U.S. land rig operations while the 1995 periods include certain investment related gains and additional net gains related to equipment lost downhole for which the customer reimbursement exceeded the net book value of the equipment lost.

PROVISION FOR INCOME TAXES

The 1995 and 1994 provisions include primarily U.S. alternative minimum taxes, current and deferred taxes related to the Company's operations in Venezuela and deferred taxes related to the Company's operations in the United Kingdom. The income tax provisions were decreased during the three and six months ended June 30, 1995 due to reductions in the deferred tax asset valuation allowance. See Note 5 to Consolidated Financial Statements.

MINORITY INTEREST

Minority interest for the three and six months ended June 30, 1995 decreased as compared to the same periods in 1994 due primarily to a reduction in Caribbean's minority shareholder's interest from 30% to 15%, effective January 1, 1995, offset by increased earnings in Venezuela as discussed above in "Contract Drilling." See Note 6 to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1995 and 1994 are as follows (in thousands):

                                          1995       1994
                                        --------   --------
          Cash flow from operations     $ 42,661   $ 64,014
          Capital expenditures            68,788    109,310

Cash flow from operations decreased by $21.4 million for the six months ended June 30, 1995 as compared to the same period in 1994. The decrease is primarily a result of a decline in operating results and an increase in accounts receivable. The increase in accounts receivable at June 30, 1995 is due primarily to the Company now operating, effective January 1, 1995, two rigs acquired in mid-February 1994 that previously operated under bareboat charter contracts and a $3.8 million receivable from a customer for specified rig enhancements.



The Company's capital expenditures for the six months ended June 30, 1995 consisted principally of $7.7 million for sustaining operations, $48.3 million for modifications and enhancements of rigs and vessels and $12.8 million for the purchase of a jackup rig located in the North Sea. Management anticipates that capital expenditures in 1995 will total approximately $20.0 million for sustaining operations, $100.0 million for modifications and enhancements of rigs and vessels and $25.8 million for the purchase of a jackup rig located in the North Sea. See Note 3 to Consolidated Financial Statements. The Company may spend additional funds to acquire rigs or vessels in 1995 depending on market conditions and opportunities.

FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at June 30, 1995 and December 31, 1994 are summarized below (in thousands, except percentages):

                                           JUNE 30,   DECEMBER 31,
                                             1995        1994
                                           --------   ------------
          Long-term debt                   $141,157     $162,466
          Total capital                     637,295      650,416
          Long-term debt to total capital       22%          25%

The decrease in long-term debt relates to scheduled repayments. The total capital of the Company decreased due primarily to the decrease in long-term debt and repurchases of common stock partially offset by the profitability of the Company for the six months ended June 30, 1995. See Note 4 to Consolidated Financial Statements.

The Company  had a $37.0 million  undrawn revolving line of  credit at June
30, 1995.   The revolver is reduced semi-annually by $1.0 million over five years with the final $30.0 million line expiring in December 1998.

The Company's liquidity position at June 30, 1995 and December 31, 1994 is summarized in the table below (in thousands, except ratios):

                                           JUNE 30,   DECEMBER 31,
                                             1995        1994
                                           --------   ------------
          Cash and short-term investments  $100,603     $154,078
          Working capital                    59,327      124,160
          Current ratio                         1.6          2.4

The Company utilizes a conservative investment philosophy with respect to its cash and short-term investments and does not invest in any derivative financial instruments.

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's required debt service and capital additions for the next twelve months.



                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a vote of Security Holders

    On May 23, 1995, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect three Class III directors; "Proposal 2" - To approve the amendment of the Company's Certificate of Incorporation to provide for the change of the name of the Company to ENSCO International Incorporated and the elimination of the Company's currently authorized Convertible Common Stock; and "Proposal 3" - To approve the appointment of Price Waterhouse LLP as the Company's independent accountants for 1995. A description of the foregoing matters is contained in the Company's proxy statement, dated April 13, 1995, relating to the 1995 annual meeting of stockholders.

    There were 60,372,461 shares of the Company's common stock entitled to vote at the annual meeting based on the April 4, 1995 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 53,000,000 votes, which was in excess of 88% of the outstanding common shares entitled to vote.

    With respect to Proposal 1 listed above, the voting was as follows:

                                   VOTES FOR       ABSTENTIONS
                                   ----------      -----------
          Orville D. Gaither       53,108,978       4,020,734
          Dillard S. Hammett       53,108,612       4,021,100
          Thomas L. Kelly, II      53,108,295       4,021,417

    With respect to Proposals 2 and 3 listed above, the voting was as follows:

           PROPOSAL   VOTES FOR    VOTES AGAINST   ABSTENTIONS
           --------   ----------    -----------    -----------
              2       56,979,681       73,671         76,361
              3       56,910,396      145,851         32,498

Item 6. Exhibits and Reports on Form 8-K

    (a)     Exhibits and Exhibit Index

            EXHIBIT NO.
            -----------

                *27              Financial Data Schedule
            ________________
            * filed herewith



    (b)     Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated May 23, 1995, with respect to the approval of the change in the name of the Company to ENSCO International Incorporated and other items acted upon at the Company's Annual Meeting of Stockholders held on May 23, 1995.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:    August 8, 1995            [ /s/  C. Christopher Gaut       ]
      --------------------         ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   [ /s/  H. E. Malone              ]
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer



                               EXHIBIT INDEX



                                                            SEQUENTIALLY
                                                              NUMBERED
EXHIBIT                                                       DOCUMENT
  NO.                            DOCUMENT                       PAGE
-------     ---------------------------------------------   ------------

  27        Financial Data Schedule                              21