Form 10-Q
period 1995-09-30
ENSCO INTERNATIONAL INC
filed 1995-10-24
CIK 314808

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
        _________________________________________________


                                OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

        _________________________________________________


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

There were 60,595,143 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 23, 1995.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet
              September 30, 1995 and December 31, 1994             3

          Consolidated Statement of Operations
              Three Months Ended September 30, 1995 and 1994       4

          Consolidated Statement of Operations
              Nine Months Ended September 30, 1995 and 1994        5

          Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1995 and 1994        6

          Notes to Consolidated Financial Statements             7 - 9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10 - 18


PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    19


SIGNATURES                                                         20


                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                 SEPTEMBER 30, DECEMBER 31,
                                                     1995         1994
                                                 ------------  -----------
                                                  (Unaudited)   (Restated)
                                                        (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................   $ 90,453      $147,851
  Short-term investments........................          -         5,869
  Accounts and notes receivable, net............     65,294        36,479
  Prepaid expenses and other....................     12,094        17,593
  Net assets of discontinued operations.........          -         7,862
        Total current assets....................    167,841       215,654

INVESTMENTS.....................................      6,609         6,970

PROPERTY AND EQUIPMENT, AT COST.................    768,128       652,573
  Less accumulated depreciation.................    169,833       129,129
        Property and equipment, net.............    598,295       523,444

OTHER ASSETS
  Goodwill......................................     20,421        21,159
  Other.........................................     14,259         5,863
        Total other assets......................     34,680        27,022
                                                   $807,425      $773,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................   $ 11,252      $ 10,240
  Accrued liabilities...........................     43,267        35,492
  Current maturities of long-term debt..........     30,891        40,750
        Total current liabilities...............     85,410        86,482

LONG-TERM DEBT..................................    163,204       162,466

DEFERRED INCOME TAXES...........................     25,260        22,989

OTHER LIABILITIES...............................     19,286        13,203

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 66.8 million and 66.6
    million shares issued.......................      6,683         6,657
  Additional paid-in capital....................    615,100       612,318
  Accumulated deficit...........................    (40,671)      (71,657)
  Restricted stock (unearned compensation)......     (5,498)       (5,518)
  Cumulative translation adjustment.............     (1,086)       (1,210)



  Treasury stock at cost, 6.2 million and
    5.6 million shares..........................    (60,263)      (52,640)
        Total stockholders' equity .............    514,265       487,950
                                                   $807,425      $773,090

The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                 1995          1994
                                               --------      --------
                                                            (Restated)
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $ 71,793      $ 59,092

OPERATING EXPENSES
  Operating costs............................    40,479        34,047
  Depreciation and amortization..............    14,702        13,214
  General and administrative.................     2,209         2,160
                                                 57,390        49,421

OPERATING INCOME.............................    14,403         9,671

OTHER INCOME (EXPENSE)
  Interest income............................       986         1,267
  Interest expense...........................    (3,912)       (3,533)
  Income from equity affiliate...............         -           285
  Other, net.................................       874            55
                                                 (2,052)       (1,926)
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    12,351         7,745
PROVISION FOR INCOME TAXES...................     1,242           685
MINORITY INTEREST............................       508           583
INCOME FROM CONTINUING OPERATIONS............    10,601         6,477
INCOME FROM DISCONTINUED OPERATIONS..........     5,679           296
NET INCOME ..................................    16,280         6,773
PREFERRED STOCK DIVIDEND REQUIREMENT.........         -             5
INCOME APPLICABLE TO COMMON STOCK............  $ 16,280      $  6,768

INCOME PER COMMON SHARE
  Continuing operations......................  $    .18      $    .11
  Discontinued operations....................       .09           .01
                                               $    .27      $    .12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    60,476        58,109


The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                 1995          1994
                                               --------      --------
                                                            (Restated)
                                               (In thousands, except
                                                   per share data)
OPERATING REVENUES...........................  $195,348      $182,808

OPERATING EXPENSES
  Operating costs............................   112,738       101,086
  Depreciation and amortization..............    42,555        38,184
  General and administrative.................     6,830         6,653
                                                162,123       145,923

OPERATING INCOME.............................    33,225        36,885

OTHER INCOME (EXPENSE)
  Interest income............................     4,787         3,260
  Interest expense...........................   (12,407)       (8,848)
  Income from equity affiliates, net.........       200           557
  Other, net.................................     2,017          (706)
                                                 (5,403)       (5,737)
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    27,822        31,148
PROVISION FOR INCOME TAXES...................     1,426         2,907
MINORITY INTEREST............................     1,706         2,066
INCOME FROM CONTINUING OPERATIONS............    24,690        26,175
INCOME FROM DISCONTINUED OPERATIONS..........     6,296         2,530
NET INCOME ..................................    30,986        28,705
PREFERRED STOCK DIVIDEND REQUIREMENT.........         -         2,135
INCOME APPLICABLE TO COMMON STOCK............  $ 30,986      $ 26,570

INCOME PER COMMON SHARE
  Continuing operations......................  $    .41      $    .42
  Discontinued operations....................       .10           .05
                                               $    .51      $    .47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    60,505        56,726


The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
                                                                (Restated)
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income........................................  $ 30,986   $ 28,705
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Gain on sale of discontinued operations......    (5,161)         -
       Net cash provided by discontinued operations.       135      2,395
       Depreciation and amortization................    42,555     38,184
       Deferred income tax provision (benefit)......    (1,246)     1,572
       Amortization of other assets.................     2,556      2,106
       Provision for compensatory stock grants......       727        761
       Distributed income from equity affiliates....       225        534
       Other........................................       306      1,102
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts
           receivable...............................   (16,146)     2,405
         (Increase) decrease in prepaid expenses
           and other................................     5,450     (1,544)
         Increase in accounts payable and accrued
           liabilities..............................       859      3,411
             Net cash provided by operating
               activities...........................    61,246     79,631

INVESTING ACTIVITIES
  Additions to property and equipment...............  (103,193)  (135,902)
  Proceeds from sales of discontinued operations....         -        399
  Proceeds from disposition of assets...............       668     11,900
  (Purchase) sale of short-term investments.........     5,869     (5,869)
  Other.............................................    (6,322)    (1,866)
      Net cash used by investing activities.........  (102,978)  (131,338)

FINANCING ACTIVITIES
  Long-term borrowings..............................    24,043    115,471
  Reduction of long-term borrowings.................   (33,233)   (60,475)
  Repurchase of common stock........................    (7,210)         -
  Preferred stock dividends.........................         -     (2,135)
  Other.............................................       734       (293)
    Net cash provided (used) by financing
      activities....................................   (15,666)    52,568

(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS....   (57,398)       861

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......   147,851    128,056



CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 90,453   $128,917

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


NOTE 3 - ACQUISITION

On March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller, which is expected to continue through early 1996. The purchase price consisted of $12.8 million paid at closing and an additional $13.0 million to be paid at the end of the bareboat charter period.


NOTE 4 - STOCKHOLDERS' EQUITY

In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of September 30, 1995, the Company had repurchased 800,769 shares of its common stock at an average price of $11.92 per share, of which 599,369 shares were repurchased in the first six months of 1995. No shares were repurchased during the three months ended September 30, 1995.

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


NOTE 5 - PROVISION FOR INCOME TAXES

The income tax provisions for the three and nine months ended September 30, 1995 primarily include U.S. alternative minimum taxes, current and deferred taxes related to the Company's operations in Venezuela and deferred taxes related to the Company's operations in the United Kingdom. The income tax provisions were decreased by $1.6 million and $4.9 million during the three and nine months ended September 30, 1995, respectively, due to reductions in the deferred tax asset valuation allowance as management considers it more likely than not that certain additional U.S. net operating loss carryforwards will be utilized in the future prior to their expiration. No provisions for regular U.S. federal income taxes have been recorded for the three and nine months ended September 30, 1995 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At September 30, 1995, the Company had regular and alternative minimum tax net operating loss and investment tax credit carryforwards of approximately $242.6 million, $153.4 million, and $2.7 million, respectively.


NOTE 6 - MINORITY INTEREST

On March  29, 1995, a wholly  owned subsidiary of the  Company purchased an
additional  15%  equity  interest  in  ENSCO  Drilling  (Caribbean),   Inc.
("Caribbean")  from  the  minority  interest  partner in  Caribbean.    The
purchase, which was effective January 1, 1995, increased the wholly owned subsidiary's interest in Caribbean from 70% to 85%. In consideration for


the additional 15% interest in Caribbean acquired, the wholly owned subsidiary makes payments to the minority interest partner that are based upon, in general, the utilization of existing Caribbean rigs. In addition, in the event of a future sale of any rigs currently owned by Caribbean, the minority interest partner is entitled to an additional 15% of the net proceeds upon sale.


NOTE 7 - CHANGE IN ESTIMATED RIG LIVES

In connection with the Company's rig upgrade program in 1995, the remaining useful life of certain rigs for which major enhancements were performed has been extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. The effect of this change in estimate was to increase net income for the three and nine months ended September 30, 1995 by $365,000, or $.01 per share.


NOTE 8 - AMENDED AND RESTATED CREDIT AGREEMENT

In September 1995, a subsidiary of the Company amended and restated its original $100.0 million loan arrangement with a group of international banks. The amended and restated facility is structured as a $130.0 million revolving credit facility ("facility"), of which $66.0 million was drawn as of September 30, 1995. Availability under the facility is reduced by $6.0 million on a semi-annual basis with the remaining outstanding balance due in October 2001. The facility continues to be collateralized by most of the Company's jackup rigs and the interest rate also continues to be tied to London InterBank Offered Rates. As of September 30, 1995, the interest rate on the facility was 7.15%. The covenants under the facility are similar to the covenants that existed under the original loan arrangement.


NOTE 9 - DISCONTINUED OPERATIONS

Effective September 30, 1995 the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company, to an unrelated party. The purchase price consisted of $11.8 million in cash, of which $10.0 million was received in early October 1995, a promissory note for $3.6 million, a convertible promissory note for $2.5 million and the assumption of $1.9 million of liabilities. The remaining $1.8 million in cash not yet received and $1.3 million of the $3.6 million promissory note relate to post-closing adjustments. The promissory note and the convertible promissory note bear interest at prime and are repayable in equal annual principal installments over a five year period. Interest on the promissory note and the convertible promissory note is also payable annually. The convertible promissory note is convertible, at the Company's option, into equity of the purchaser.

As  a result  of  the sale,  the Company's  financial statements  have been reclassified to present the net assets and operating results of the Company's technical services operations segment as discontinued operations.
Prior years have been  reclassified for comparative purposes.   Included in
the 1995 Income from Discontinued Operations is a gain on the sale discussed above of $5.2 million and income from operations for the three and nine months ended September 30, 1995 of $500,000 and $1.1 million,



respectively. Revenues from the technical services operations for the three and nine months ended September 30, 1995 were $5.2 million and $13.4 million, respectively, and $4.1 million and $12.8 million for the three and
nine months ended September 30, 1994, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

The Company conducts its business in the contract drilling and marine transportation segments of the oil and gas industry with operations in the Gulf of Mexico, the North Sea and Venezuela. Industry utilization levels for Gulf of Mexico rigs and vessels declined in the first quarter of 1995 in comparison to the latter part of 1994 due to decreased activity levels. Activity levels for Gulf of Mexico rigs and vessels increased during the second quarter of 1995 as compared to the first quarter of 1995 and such positive trend continued into the third quarter of 1995 from the low point reached in March 1995. Unless there is a significant deterioration in oil or gas prices, management believes current activity levels are sustainable for the remainder of 1995, and in particular, demand for cantilever jackup rigs is expected to remain strong due to oil company requirements for drilling over existing production platforms.

An improvement in oil prices in 1994 and the first part of 1995 and a reduction in the number of available rigs have been contributing factors to increased industry utilization levels in the North Sea during the three and nine months ended September 30, 1995. The increased utilization has led to higher average day rates in the North Sea for the three and nine months ended September 30, 1995 compared to the latter part of 1994. Management anticipates, based on current market conditions, that North Sea day rate and utilization levels should remain fairly stable for the remainder of 1995, although lower spot prices for natural gas in the United Kingdom present some uncertainty for activity levels in 1996.

The Company's barge drilling rigs in Venezuela generally operate under long-term contracts for a national oil company. As a result, their day rate and utilization levels are not as dependent on oil and natural gas prices.

Offshore rig and marine vessel industry utilization for the three and nine months ended September 30, 1995 and 1994 is summarized below:

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,
                                      ------------------  -----------------
INDUSTRY WIDE AVERAGES *                 1995      1994     1995      1994
------------------------                ------    ------   ------    ------
Offshore Rigs
     Gulf of Mexico:
          All Rigs:
               Rigs Under Contract        141       134      130       130
               Total Rigs Available       177       178      178       173
               % Utilization              80%       75%      73%       75%

          Jackup Rigs:
               Rigs Under Contract        113       111      104       106
               Total Rigs Available       140       139      141       134
               % Utilization              81%       80%      74%       79%




                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,
                                      ------------------  -----------------
Industry Wide Averages (Continued)*      1995      1994     1995      1994
-----------------------------------     ------    ------   ------    ------

     Worldwide:
          All Rigs:
               Rigs Under Contract        548       532      535       533
               Total Rigs Available       639       663      646       660
               % Utilization              86%       80%      83%       81%

          Jackup Rigs:
               Rigs Under Contract        332       319      321       322
               Total Rigs Available       386       392      388       391
               % Utilization              86%       81%      83%       82%

     Marine Vessels:
          Gulf of Mexico:
               Vessels Under Contract     254       245      245       226
               Total Vessels Available    277       272      277       258
               % Utilization              92%       90%      88%       88%

            *   Industry   utilization    based   on    data
                published by OFFSHORE DATA SERVICES, INC.


RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                              -------------------    -------------------
                                1995        1994       1995        1994
                              --------    --------   --------    --------
OPERATING RESULTS
-----------------
  Operating revenues          $ 71,793    $ 59,092   $195,348    $182,808
  Operating margin              31,314      25,045     82,610      81,722
  Operating income              14,403       9,671     33,225      36,885
  Other income (expense), net   (2,052)     (1,926)    (5,403)     (5,737)
  Provision for income tax      (1,242)       (685)    (1,426)     (2,907)
  Minority interest               (508)       (583)    (1,706)     (2,066)
  Income from continuing
    operations                  10,601       6,477     24,690      26,175
  Income from discontinued
    operations                   5,679         296      6,296       2,530
  Net income                    16,280       6,773     30,986      28,705
  Preferred stock dividend
    requirements                     -           5          -       2,135
  Income applicable to
    common stock                16,280       6,768     30,986      26,570


Revenues and operating margin (defined as revenues less operating expenses excluding depreciation and general and administrative expenses) for each of the Company's operating segments are provided below for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                              -------------------    -------------------
                                1995        1994       1995        1994
                              --------    --------   --------    --------
OPERATING REVENUES
------------------

Contract drilling
  Jackup rigs
    United States             $ 29,946    $ 26,096   $ 83,840    $ 80,232
    International               15,732       9,441     38,541      31,256
      Total jackup rigs         45,678      35,537    122,381     111,488
  Barge drilling rigs -
    Venezuela                   15,484      12,419     46,630      30,691
      Total offshore rigs       61,162      47,956    169,011     142,179
  Land rigs (1)                      -       1,008          -      12,848
      Total contract drilling   61,162      48,964    169,011     155,027

Marine transportation
  AHTS (2)                       3,950       4,712     10,125      10,791
  Supply                         5,487       4,442     13,776      14,274
  Mini-supply                    1,193         383      2,435       1,265
      Sub total                 10,631       9,537     26,337      26,330
  Utility (3)                        -         591          -       1,451
      Total marine
        transportation          10,631      10,128     26,337      27,781

        Total                 $ 71,793    $ 59,092   $195,348    $182,808


OPERATING MARGIN
----------------

Contract drilling
  Jackup rigs
    United States             $ 11,093    $ 10,462   $ 30,097    $ 37,018
    International                5,762       3,596     14,195      14,285
      Total jackup rigs         16,855      14,058     44,292      51,303
  Barge drilling rigs -
    Venezuela                    9,911       8,220     29,565      20,273
      Total offshore rigs       26,766      22,278     73,857      71,576

  Land rigs (1)                    (17)         80       (196)        942
      Total contract drilling   26,749      22,358     73,661      72,518

Marine transportation
  AHTS (2)                       2,144       1,457      4,717       4,236
  Supply                         2,050       1,297      3,819       4,953
  Mini-supply                      731          86        413         434
      Sub total                  4,565       2,840      8,949       9,623
  Utility (3)                        -        (153)         -        (419)



      Total marine
        transportation           4,565       2,687      8,949       9,204

        Total                 $ 31,314    $ 25,045   $ 82,610    $ 81,722

(1) United States and international land rigs are combined. As of September 30, 1994, the Company no longer had land rigs available for work.
(2)  Anchor handling tug supply vessels.
(3)  As of December  31, 1994,  the Company no  longer had utility  vessels
     available for work.



The following is an analysis of certain operating information of the Company for the three and nine months ended September 30, 1995 and 1994:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                 -------------------   -------------------
                                   1995       1994       1995       1994
                                 --------   --------   --------   --------
OFFSHORE DRILLING
-----------------
     Rig utilization:
       Jackup rigs
         United States              93%        91%        88%        89%
         International              77%        58%        65%        67%
           Total jackup rigs        89%        81%        83%        82%
       Barge drilling rigs -
         Venezuela                  80%       100%        88%       100%
           Total offshore rigs      86%        86%        85%        86%

     Average day rates:
       Jackup rigs
         United States           $ 20,153   $ 20,694   $ 19,778   $ 22,030
         International             42,183     25,099     41,635     22,057
           Total jackup rigs       24,483     21,706     23,676     22,789
       Barge drilling rigs -
         Venezuela                 20,970     15,934     19,283     15,690
           Total offshore rigs   $ 23,464   $ 19,904   $ 22,239   $ 20,848

MARINE TRANSPORTATION (1)
---------------------
     Fleet utilization:
       AHTS (2)                     88%        84%        81%        79%
       Supply                       87%        87%        79%        85%
       Mini-supply                  85%        85%        61%        94%
           Total                    87%        86%        75%        85%

     Average day rates:
       AHTS (2)                  $  8,097   $  7,545   $  7,442   $  7,449
       Supply                       3,256      2,924      3,024      3,221
       Mini-supply                  1,915      1,630      1,831      1,645
           Total                 $  3,794   $  3,616   $  3,621   $  3,781


     (1) Excludes utility vessels. As of December 31, 1994, the Company no longer had utility vessels available for work.
     (2)    Anchor handling tug supply vessels.


The Company's consolidated revenues for the three and nine months ended September 30, 1995 increased by 21% and 7%, respectively, from the comparable periods in 1994. The Company recognized increased revenues for the three and nine months ended September 30, 1995 as compared to 1994 from four barge drilling rigs which commenced operations in Venezuela in the third quarter of 1994. Revenues also increased due to improved results in the North Sea primarily related to an increase in average day rates and the Company assuming operations, effective January 1, 1995, of two jackup rigs acquired in mid-February 1994 that had operated for the remainder of 1994 under bareboat charter contracts. These revenue increases were offset by decreased revenues associated with the sale of substantially all of the Company's land rig operations in 1994 and due to three of the Company's jackup rigs undergoing modifications and enhancements and therefore two of the rigs being unavailable for work for substantially all of the first nine months of 1995 and the third rig becoming available for work in July 1995.

Operating income for the three months ended September 30, 1995 increased by 49% and for the nine months ended September 30, 1995 decreased by 10% from the comparable periods in the prior year due primarily to the reasons stated above. The 1995 results were negatively impacted by depreciation expense related to rigs added to the fleet in the second half of 1994 and the first half of 1995.


CONTRACT DRILLING

The following is an analysis of the location of the Company's offshore rigs at September 30, 1995 and 1994:

                                            1995       1994
                                            ----       ----
       Jackup rigs:
          U.S. Gulf of Mexico                18 *       16 *
          North Sea                           6          5
          Other International                 -          2
                Total jackup rigs            24         23
       Barge drilling rigs -
          Venezuela                          10         10
                Total offshore rigs          34         33

    *Includes one rig operated through a joint venture in Mexico.

The Company mobilized a jackup rig from Brazil that began operating in the Gulf of Mexico in the fourth quarter of 1994. Another jackup rig arrived in the Gulf of Mexico in January 1995 from Dubai and was immediately placed in the shipyard. The rig exited the shipyard and returned to work in September 1995 after having undergone modifications and enhancements, including extending the rig's water depth capability to approximately 400 feet.

Two of the Company's North Sea jackup rigs were undergoing modifications and enhancements for a large part of 1995. One of the North Sea jackup rigs exited the shipyard and began its contract early in the third quarter of 1995 and the second jackup rig, which was converted from a slot rig to a cantilever rig, exited the shipyard and begin its contract in early October
1995. On March 23, 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with


the seller, which is expected to continue through early 1996. See Note 3 to Consolidated Financial Statements.

The Company added four new barge drilling rigs in the third quarter of 1994 which, in addition to the previously existing six barge drilling rigs, are all located on Lake Maracaibo, Venezuela. Two of the Company's barge drilling rigs completed their contracts during the second quarter of 1995 and are currently idle. The Company is currently negotiating new long-term contracts for these two rigs and they are expected to return to work in the first quarter of 1996. The other eight barge drilling rigs in Venezuela are on long-term contracts that extend to 1998 and 1999.

The Company sold its U.S. land rig operations effective June 30, 1994 and three of the Company's four land rigs located in the Middle East in the fourth quarter of 1994. The Company continues to own one land rig, located in Dubai, which is currently inactive.

Revenues and operating margins for the Company's contract drilling segment for the three months ended September 30, 1995 were up 25% and 20%, respectively, and for the nine months ended September 30, 1995 were up 9% and 2%, respectively, compared to the prior year periods. The 1995 results were positively impacted by improved North Sea average day rates and the addition of four barge drilling rigs in Venezuela. In addition, the third quarter of 1994 included mobilization costs of $1.5 million to mobilize a jackup rig from Brazil to the Gulf of Mexico. These increases were offset, in part, by two barge drilling rigs in Venezuela coming off contract in the first quarter of 1995 and also due to three of the Company's jackup rigs undergoing modifications and enhancements during 1995. The nine months ended September 30, 1995 results were also negatively impacted by the sale of substantially all of the Company's land rigs in 1994 and by decreased Gulf of Mexico jackup rig average day rates.

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


MARINE TRANSPORTATION

The Company has a marine transportation operating fleet of 35 vessels of which 31 are owned by the Company and four are leased under long-term agreements. Of the 31 vessels owned by the Company, four were converted into larger, 146-foot mini-supply vessels during 1995. Two of these converted mini-supply vessels became available for work in late April 1995 and the remaining two vessels were completed in late-July and early-August 1995, respectively. The Company's marine transportation vessels are all currently located in the Gulf of Mexico.


The Company operated four vessels in Singapore through a joint venture beginning in August 1993. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the Gulf of Mexico and the remaining vessel, a utility boat, was sold. The Company had one vessel working offshore Brazil at the beginning of 1994 which returned to the Gulf of Mexico in February 1994.

Revenues and operating margins for the Company's marine transportation segment for the three months ended September 30, 1995 were up 5% and 70%, respectively, and for the nine months ended September 30, 1995 were down 5% and 3%, respectively, in comparison to the comparable periods in the prior year. The increases in revenue and operating margins for the three months ended September 30, 1995 are due primarily to the Company experiencing increased average day rates and utilization levels consistent with the increased industry activity levels. Operating margins for the three months ended September 30, 1994 were negatively impacted by mobilization costs incurred to move three vessels from Singapore to the Gulf of Mexico. The decreases for the nine months ended September 30, 1995 in revenue and operating margins are due primarily to the Company experiencing decreased average day rates and utilization levels in the first half of 1995. The nine months ended September 30, 1994 operating margin was negatively impacted by the mobilization costs discussed above. Management anticipates that utilization for the remainder of 1995 should be consistent with the levels prevalent in the third quarter of 1995.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by 11% for the three months ended September 30, 1995 as compared to the same period in 1994 due primarily to depreciation on four barge drilling rigs delivered to Venezuela in the third quarter of 1994, depreciation on a North Sea jackup rig acquired on March 23, 1995 and depreciation related to modification costs of certain rigs and vessels. Depreciation and amortization increased by 11% for the nine months ended September 30, 1995 as compared to the same period in 1994 due to the reasons stated above and also due to a full nine months depreciation in 1995 related to two North Sea jackup rigs that were acquired in mid-February 1994. The 1995 increased depreciation levels were partially offset by reduced depreciation related to the sale of substantially all of the Company's land rig operations in 1994 and due to the extending of the estimated useful lives of certain rigs in 1995. See
Note 7 to Consolidated Financial Statements.


OTHER INCOME (EXPENSE), NET

The Company's other expense, net increased by 7% for the three months ended September 30, 1995 as compared to 1994 due primarily to decreased interest income resulting from lower average cash balances and increased interest expense due primarily to the financing of four barge drilling rigs added in
Venezuela throughout  the third quarter  of 1994.   The above  increases in
other expense, net were offset, in part, by increased other income related to gains on the sale of foreign currency denominated securities. Other expense, net for the nine months ended September 30, 1995 decreased by 6% as compared to 1994 due primarily to increased interest income related to higher average cash balances and increased other income due to the comparable period in 1994 including foreign currency translation losses


while 1995 includes gains on the sale of foreign currency denominated securities. The above decreases in other expense, net for the nine months ended September 30, 1995 were offset, in part, by increased interest expense as stated above.


PROVISION FOR INCOME TAXES

The 1995 and 1994 provisions include primarily U.S. alternative minimum taxes, current and deferred taxes related to the Company's operations in Venezuela and deferred taxes related to the Company's operations in the United Kingdom. The income tax provisions were decreased during the three and nine months ended September 30, 1995 due to reductions in the deferred tax asset valuation allowance. See Note 5 to Consolidated Financial Statements.


MINORITY INTEREST

Minority interest for the three and nine months ended September 30, 1995 decreased by 13% and 17%, respectively, as compared to the same periods in 1994 due primarily to a reduction in Caribbean's minority shareholder's interest from 30% to 15%, effective January 1, 1995, offset by increased earnings in Venezuela as discussed above in "Contract Drilling." See Note 6 to Consolidated Financial Statements.


INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased for the three and nine months ended September 30, 1995 as compared to the prior year periods due primarily to the $5.2 million gain on sale recognized in the third quarter of 1995 related to the disposition of the Company's technical services business. See Note 9 to Consolidated Financial Statements. Income from discontinued operations for the nine months ended September 30, 1994 benefited from the collection of a receivable that had been fully reserved in a prior period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1995 and 1994 are as follows (in thousands):

                                          1995       1994
                                        --------   --------

          Cash flow from operations     $ 61,246   $ 79,631
          Capital expenditures           103,193    135,902

Cash flow  from operations decreased by  $18.4 million for the  nine months
ended September  30, 1995  as compared  to the  same period  in 1994.   The
decrease  is primarily a  result of a  decline in operating  results in the



first half of 1995 and an increase in accounts receivable. The increase in accounts receivable at September 30, 1995 is due primarily to the Company now operating, effective January 1, 1995, two rigs acquired in mid-February 1994 that previously operated under bareboat charter contracts and a recent increase in revenue levels as compared to the prior year.

The Company's capital expenditures of $103.2 million for the nine months ended September 30, 1995 included $80.7 million for modifications and enhancements of rigs and vessels and $12.8 million for the purchase of a jackup rig located in the North Sea. Management anticipates that capital expenditures in 1995 will total approximately $160.0 million, including $120.0 million for modifications and enhancements of rigs and vessels and $25.8 million for the purchase of a jackup rig located in the North Sea. See Note 3 to Consolidated Financial Statements. The Company may spend additional funds to acquire rigs or vessels in 1995 depending on market conditions and opportunities.


FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1995 and December 31, 1994 are summarized below (in thousands, except percentages):

                                         SEPTEMBER 30,   DECEMBER 31,
                                             1995           1994
                                         ------------    -----------

          Long-term debt                   $163,204        $162,466
          Total capital                     677,469         650,416
          Long-term debt to total capital       24%             25%

The increase in long-term debt relates to additional borrowings under the amended and restated credit agreement and also due to $12.0 million being reclassified from current to long-term under the terms of the amended and restated credit agreement. See Note 8 to Consolidated Financial Statements. The above increases in long-term debt were offset, in part, by scheduled repayments. The total capital of the Company increased primarily due to the profitability of the Company for the nine months ended September 30, 1995 offset, in part, by repurchases of the Company's common stock. See Note 4 to Consolidated Financial Statements.

The  Company had $64.0 million  undrawn under its  $130.0 million revolving
credit  facility  at September  30,  1995.    See  Note 8  to  Consolidated
Financial Statements.

The Company's liquidity position at September 30, 1995 and December 31, 1994 is summarized in the table below (in thousands, except ratios):

                                           SEPTEMBER 30,  DECEMBER 31,
                                               1995         1994
                                           ------------   -----------

          Cash and short-term investments    $ 90,453      $153,720
          Working capital                      82,431       129,172
          Current ratio                           2.0           2.5



The Company utilizes a conservative investment philosophy with respect to its cash and short-term investments and does not invest in any derivative financial instruments.

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing revolving credit facility and the Company's working capital should be sufficient to fund the Company's required debt service and capital additions for the next twelve months.



                        PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits and Exhibit Index

            EXHIBIT NO.
            -----------

              *10.33 Amended and Restated Credit Facility Agreement dated September 27, 1995 by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch, as the Banks.

              *10.34 Amendment No. 2, dated September 27, 1995, to the First Preferred Fleet Mortgage dated December 17, 1993, as amended, by ENSCO Offshore Company and Bankers Trust Company, as trustee for the benefit of Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch.

              *27                Financial Data Schedule
            -------------------
            * filed herewith

     (b)    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated September 11, 1995, with respect to the Letter of Intent for the sale of ENSCO Technology Company to Drilex Holdings Corp.



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:   October 24, 1995           [ /s/  C. Christopher Gaut       ]
      ---------------------        ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   [ /s/  H. E. Malone              ]
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer