Form 10-K
period 1995-12-31
ENSCO INTERNATIONAL INC
filed 1996-02-28
CIK 314808

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K
                      ________________________________


    (Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
                                     OR
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  . . . . . . . . to . . . . . . . .

                       Commission File Number 1-8097
                      ENSCO INTERNATIONAL INCORPORATED
           (Exact name of registrant as specified in its charter)

           DELAWARE                                        76-0232579
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                            2700 Fountain Place
                              1445 Ross Avenue
                        Dallas, Texas   75202-2792
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:   (214) 922-1500


        Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------     -----------------------------------------
Common Stock, par value $.10              New York Stock Exchange
Preferred Share Purchase Right            New York Stock Exchange

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



As of February 20, 1996, 60,656,735 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on February 20, 1996 of $26.375) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $1,132,454,065.


                    DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.



                             TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----

PART  ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . .    1
I               Overview and Operating Strategy . . . . . . . . .    1
                Recent Events . . . . . . . . . . . . . . . . . .    1
                Contract Drilling Operations  . . . . . . . . . .    1
                Marine Transportation Operations  . . . . . . . .    2
                Segment Information . . . . . . . . . . . . . . .    3
                Major Customers . . . . . . . . . . . . . . . . .    3
                Industry Conditions . . . . . . . . . . . . . . .    4
                Governmental Regulation . . . . . . . . . . . . .    5
                Environmental Matters . . . . . . . . . . . . . .    5
                Operational Risks and Insurance . . . . . . . . .    5
                International Operations  . . . . . . . . . . . .    5
                Executive Officers of the Registrant  . . . . . .    6
                Employees . . . . . . . . . . . . . . . . . . . .    7
      ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . .    8
                Contract Drilling . . . . . . . . . . . . . . . .    8
                Marine Transportation . . . . . . . . . . . . . .    9
                Other Property  . . . . . . . . . . . . . . . . .   10
      ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .   10
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS . . . . . . . . . . . . . . . . . . . . .   10

--------------------------------------------------------------------
PART  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
II              STOCKHOLDER MATTERS . . . . . . . . . . . . . . .   11
      ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA  . . . . . .   12
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . .   13
                Business Environment  . . . . . . . . . . . . . .   13
                Results of Operations . . . . . . . . . . . . . .   14
                Liquidity and Capital Resources . . . . . . . . .   20
                Other Matters . . . . . . . . . . . . . . . . . .   22
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . .   23
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .   45

--------------------------------------------------------------------
PART  ITEMS 10-13
III             DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . .   45

--------------------------------------------------------------------
PART  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV              REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   46

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   51



                                   PART I

Item 1. Business

     OVERVIEW AND OPERATING STRATEGY

ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the U.S. Gulf of Mexico. The Company's compliment of offshore drilling rigs includes 24 jackup rigs and 10 barge drilling rigs, and the Company's marine transportation fleet consists of 37 vessels. The Company's operations are integral to the exploration, development and production of oil and gas.

Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs. This strategy was exemplified by the Company's acquisition of the remainder of Penrod Holding Corporation ("Penrod") in August 1993 and the expansion of the Company's Venezuelan rig fleet during 1993 and 1994 with the delivery of four new barge drilling rigs in each year. The Company also added three harsh environment jackup rigs to its North Sea fleet, two in 1994 and one in 1995.

With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, in 1993 the Company's supply business was sold, in 1994 the Company sold substantially all of its land rigs and in 1995 the Company sold its technical services business.

The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. At the Company's Annual Meeting of Stockholders held on May 23, 1995, the stockholders approved the change in the name of the Company from Energy Service Company, Inc. to ENSCO International Incorporated. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is (214) 922-1500.

     RECENT EVENTS

On January 25, 1996, the Company entered into a letter of intent with DUAL DRILLING COMPANY ("Dual") under which the Company would acquire Dual, subject to certain conditions. Dual operates a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 self-contained platform rigs. Twelve of Dual's rigs are currently located in the U.S., with three jackup rigs and seven platform rigs located in the U.S. Gulf of Mexico and two platform rigs off the coast of California. The remainder of the fleet operates in international waters, with rigs currently located offshore India, Mexico, Qatar, Indonesia and China. Under the proposed transaction, Dual's common stockholders would receive 0.625 shares of the Company's common stock for each share of Dual common stock, which would result in the issuance of approximately 9.9 million shares of the Company's common stock. The Company expects to account for the combination as a purchase acquisition. The transaction is subject to execution of definitive agreements, approval by the stockholders of Dual and requisite governmental and other approvals. Subject to the satisfaction of these conditions, closing of the transaction is expected before June 30, 1996.



     CONTRACT DRILLING OPERATIONS

The Company's contract drilling operations are conducted by a number of wholly owned subsidiaries ("the Subsidiaries"). The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major and independent oil companies. The Company currently owns 24 jackup drilling rigs of which 18 are located in the U.S. Gulf of Mexico and six are in the North Sea. The Company also conducts contract drilling operations through its 85% ownership interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean"). Caribbean and its subsidiary own ten barge drilling rigs on Lake Maracaibo, Venezuela.

The Company's contract drilling services and equipment are used in connection with the process of drilling and completing oil and gas wells. Demand for the Company's drilling services is based upon many factors over which the Company has no control, including the market price of oil and gas, the stability of such prices, the production levels and other activities of OPEC and other oil and gas producers, the regional supply and demand for natural gas, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures. These factors, in turn, will affect the level of drilling and production activity.

The drilling services provided by the Company are conducted on a contract basis. The Company generally provides drilling services on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well and the customer bears a major portion of the out-of-pocket costs of drilling. The customer may pay the cost of moving the equipment to the job site and assembling and dismantling the equipment. In some cases, the Company provides drilling services on a daywork contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of budgeted targets set by the customer.

During the past several years, contracts have typically been short-term, particularly in the U.S. Accordingly, the Subsidiaries have had no material backlog of contracts for their drilling services in recent years. However, due to extension clauses included in the contracts, approximately 45% of the Company's rigs have worked for the same customer for greater than six months and over 40% of the Company's rigs have worked for the same customer for longer than one year. The backlog of business for the
Subsidiaries, excluding ENSCO Drilling Company's operations conducted through Caribbean, at February 20, 1996 was approximately $59.8 million as compared to approximately $45.3 million in March 1995. The Company's subsidiary in Venezuela, Caribbean, has a number of term contracts, which terminate in 1998 and 1999, with a backlog as of February 20, 1996 of approximately $162.9 million as compared to approximately $212.8 million in March 1995.

The contract drilling business is highly competitive and has recently suffered from a substantial oversupply of drilling rigs. ENSCO competes with other drilling contractors on the basis of quality of service, price, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but drilling rigs are mobile and may be moved from one region to another in response to demand. Drilling operations are generally conducted throughout the year with some seasonal declines in winter months.



     MARINE TRANSPORTATION OPERATIONS

The Company conducts its marine transportation operations through a wholly owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company has a marine transportation fleet of 37 vessels consisting of six anchor handling tug supply ("AHTS") vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the U.S. Gulf of Mexico. In December 1995, the Company acquired six supply vessels, four of which were previously operated under operating lease agreements. In mid-1995, the Company completed the conversion of four utility vessels into mini-supply vessels, which was consistent with the Company's strategy to concentrate its fleet on the larger, more capable vessels and to exit the unprofitable utility boat market.

The Company's six AHTS vessels ordinarily support semi-submersible drilling rigs and large offshore construction projects or provide towing services. The 23 supply vessels and eight mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. All of the Company's marine transportation vessels have drilling fluid handling capabilities which management believes enhance their marketability. The Company's vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice. At February 20, 1996, ENSCO Marine had a backlog of contracts for its services of approximately $10.5 million compared to $4.2 million for such services in March 1995.

As the Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations, demand for these services is largely dependent on the factors affecting the
level  of activity  in the  offshore oil  and gas  industry.   ENSCO Marine
competes with numerous vessel operators on the basis of quality of service,
price,  vessel  suitability  and  availability  and  reputation.     Marine
transportation operations are conducted throughout the year, but some reductions in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities.


     SEGMENT INFORMATION

The  following  table   provides  operational  information  regarding   the
Company's contract drilling and marine transportation operations for each of the five years ended December 31, 1995:

                                                         1995 <F1>      1994 <F1>     1993 <F1>      1992 <F1>      1991 <F2>
                                                         -------       --------       --------       --------       --------
OFFSHORE DRILLING RIG UTILIZATION AND DAY RATES
  Utilization:
     Jackup rigs
         United States  . . . . . . . . . . . . . .          90%            91%           97%            61%            96%
         International  . . . . . . . . . . . . . .          73%            63%           62%            60%            --
              Total jackup rigs . . . . . . . . . .          87%            83%           84%            61%            96%
     Barge drilling rigs - Venezuela  . . . . . . .          86%           100%          100%           100%           100%
         Total    . . . . . . . . . . . . . . . . .          86%            87%           87%            64%            98%

Average day rates:
     Jackup rigs
         United States    . . . . . . . . . . . . .      $20,559        $21,531       $20,035        $13,118        $15,280
         International  . . . . . . . . . . . . . .       42,631         24,765        25,715         26,959           --
              Total jackup rigs . . . . . . . . . .       24,813         22,269        21,572         18,122         15,280
     Barge drilling rigs - Venezuela  . . . . . . .       19,631         16,413        15,432         11,332         10,342
         Total    . . . . . . . . . . . . . . . . .      $23,196        $20,539       $20,281        $17,201        $12,992

MARINE FLEET UTILIZATION AND DAY RATES <F3>
     Utilization:
         AHTS <F4>  . . . . . . . . . . . . . . . .          84%            81%           76%            56%            71%
         Supply   . . . . . . . . . . . . . . . . .          84%            86%           84%            61%            74%
         Mini-supply  . . . . . . . . . . . . . . .          65%            93%           95%           100%            99%
              Total . . . . . . . . . . . . . . . .          79%            86%           84%            64%            77%

     Average day rates:
         AHTS <F4>  . . . . . . . . . . . . . . . .      $ 7,732        $ 7,686       $ 6,987        $ 6,309        $ 4,417
         Supply   . . . . . . . . . . . . . . . . .        3,136          3,173         3,039          2,047          2,482
         Mini-supply  . . . . . . . . . . . . . . .        1,985          1,663         1,677          1,133          1,348
              Total . . . . . . . . . . . . . . . .      $ 3,753        $ 3,826       $ 3,559        $ 2,669        $ 2,585

<F1>     Offshore Drilling Rig and Marine Fleet information includes Penrod rigs and vessels acquired in 1993.
<F2>     Offshore Drilling Rig and Marine Fleet information excludes Penrod rigs and vessels acquired in 1993.
<F3>     Excludes utility vessels.  As of December 31, 1994, the Company no longer had utility vessels available for work.
<F4>     Anchor handling tug supply vessels.


Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 13 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



     MAJOR CUSTOMERS

The Company provides its services to a broad customer base which includes major international oil companies, government owned oil companies and independent domestic oil producers.

During 1995, aggregate revenues provided to the Company's contract drilling operations by Lagoven, S.A. were $62.0 million, or 22% of total revenues. Additionally, revenues of $34.3 million, or 12% of total revenues, all of which were from contract drilling operations, were provided to the Company by Nederlandse Aardolie Maatschappij B.V., a Royal Dutch/Shell affiliate.

     INDUSTRY CONDITIONS

Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

Domestic drilling activity peaked in late-1981 after which the number of working rigs began a general downward trend through mid-1992. An improvement in natural gas prices in 1992 and 1993 resulted in the working rig count increasing, especially in the U.S. Gulf of Mexico, and such increased activity levels generally continued through 1995. However, the Company's day rates for its U.S. Gulf of Mexico rigs declined throughout 1994, although remaining higher on average than in 1993, and such declining day rate trend continued through the first half of 1995. The declining day rate levels were due primarily to the mobilization of a number of competitors' rigs to the U.S. Gulf of Mexico in 1994 and the weakening of domestic natural gas prices. Activity levels for U.S. Gulf of Mexico rigs increased in the second half of 1995 as the industry average working jackup rig count increased to 115 from 100 in the first half of 1995. The increased U.S. Gulf of Mexico activity levels were due, in part, to increased domestic natural gas prices during early to mid-1995. The Company's U.S. Gulf of Mexico rigs experienced increased day rates during the second half of 1995 primarily related to the increased activity levels. Unless there is a significant deterioration in domestic natural gas prices, management believes current U.S. Gulf of Mexico rig activity levels are sustainable during 1996. Management also believes that the demand for cantilever jackup rigs, in particular, is expected to remain strong due to the increased level of development activity which requires cantilevered drilling over existing production platforms.

To date in 1996, the Gulf of Mexico rig count has remained comparable to levels prevalent at the end of 1995. Average Gulf of Mexico jackup day rates similar to the type the Company operates are currently in the range of $19,000 - $35,000 compared to $14,000 - $21,000 approximately one year ago.

Oil  and natural  gas prices  have remained  volatile for  many years.   As
described above, changes in oil and gas prices can have significant effects on the Company's business. Spot natural gas prices were under pressure


throughout 1994 and into early 1995 after which prices increased in mid-1995 and late 1995. Henry Hub spot natural gas prices were approximately $1.50 per mcf at the beginning of 1995 and ended 1995 at approximately $2.75 per mcf. Crude oil prices increased in 1994 fueled by worldwide economic
growth and  remained strong  in 1995.   West  Texas Intermediate  crude oil
prices were approximately $18.00 per barrel at the beginning of 1995 and $19.00 per barrel at the end of 1995.

In the North Sea, a reduction in the number of available rigs has been the primary contributing factor to increased industry utilization levels during 1995. The increased utilization has led to increased North Sea day rates in 1995. The standard jackup rig day rates in the North Sea for the type of jackup rigs the Company owns showed significant improvement in 1995 with day rates ranging from $24,000 to $28,000 at the beginning of the year and $37,000 to $42,000 at the end of 1995. Demand for standard jackup rigs in the North Sea has remained strong in early 1996 and is likely to continue throughout the year.

The marine transportation industry is highly competitive and utilization rates for vessels vary significantly, depending on drilling and construction activity. Demand is largely dependent on offshore drilling activity of new wells or the workover of older wells. When oil and gas prices declined during the 1980's, the demand for vessels was significantly reduced. Beginning in the fourth quarter of 1992, increased drilling activity in the U.S. Gulf of Mexico caused utilization and day rates for marine transportation vessels to increase. The activity level for marine transportation vessels in the U.S. Gulf of Mexico increased throughout 1993 and remained fairly stable in 1994. Activity levels in early 1995 decreased and subsequently showed significant improvement in the second half of 1995 related primarily to increased drilling activity in the second half of 1995. The average number of oilfield supply vessels operating in the U.S. Gulf of Mexico increased to 249 in 1995 from 235 in 1994, with average utilization of 90% and 89% for 1995 and 1994, respectively. Unless there is a significant deterioration in domestic natural gas prices, management believes current U.S. Gulf of Mexico activity levels are sustainable during 1996.

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

The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA
hazard   communication  standard,   the  Environmental   Protection  Agency
"community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes


require the Company to report certain information about the hazardous materials used in its operations to employees, state and local government authorities, and local citizens.

     ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment in the course of the Company's operations, although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's areas of operation or impose environmental protection requirements that materially increase the costs of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

     OPERATIONAL RISKS AND INSURANCE

Contract drilling and oil and gas operations are subject to various risks including blowouts, craterings, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company's marine transportation operations are subject to various risks, which include property and environmental damage and personal injury. The Company generally insures its drilling rigs and marine transportation vessels for amounts not less than the estimated fair market value thereof. The Company also maintains liability insurance coverage in amounts and scope which management believes are comparable to the levels of coverage carried by other energy service companies. To date, the Company has not experienced difficulty in obtaining insurance coverage. While the Company believes its insurance coverages are customary for the energy service industry, the occurrence of a significant event not fully insured against could have a material adverse effect on the Company's financial position.

     INTERNATIONAL OPERATIONS

A  significant portion of  the Company's  contract drilling  operations are
conducted  in foreign  countries.   Revenues from  international operations
were  44%  of  the Company's  total  revenues  in  1995.     The  Company's
international operations  are subject  to  political, economic,  and  other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of
contracts,   adverse  tax   policies,  general   hazards  associated   with


international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

The Company's international operations also face the risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in United States dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of blocked currency to amounts which match its expenditure requirements in local currencies.

The Venezuelan currency experienced significant devaluation during the first half of 1994. In June 1994, the Venezuelan government established exchange control policies and severely restricted the conversion of Venezuelan currency to U.S. dollars. In late 1995, the Venezuelan government further devalued the Venezuelan currency against the U.S. dollar. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are not probable due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company:

 NAME                        AGE   POSITION WITH THE COMPANY

 Carl F. Thorne               55   Chairman of the Board, President, Chief
                                   Executive Officer and Director

 Richard A. Wilson            58   Senior Vice President, Chief Operating
                                   Officer and Director

 Marshall Ballard             53   Vice President - Business Development
                                   and Quality

 William S. Chadwick, Jr.     48   Vice President - Administration and
                                   Secretary

 C. Christopher Gaut          39   Vice President - Finance and Chief
                                   Financial Officer

 H. E. Malone                 52   Vice President - Controller and Chief
                                   Accounting Officer

 Frank B. Williford           56   Vice President - Engineering

 Richard A. LeBlanc           45   Treasurer

Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each during the past five years.



Carl F. Thorne has been a director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from the University of Texas and a Juris Doctorate Degree from Baylor University College of Law.

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

Marshall Ballard joined the Company in connection with the acquisition of Penrod Holding Corporation and was elected Vice President of Business Development and Quality in August 1993. From September 1977 through August 1993, Mr. Ballard served in various capacities as an employee of Penrod Holding Corporation, most recently as President. Mr. Ballard holds a Bachelor of Arts Degree in History from the University of North Carolina and a Law Degree from Tulane University.

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

Frank B. Williford joined the Company and was elected Vice President - Engineering in February 1996. From January 1966 through January 1996, Mr. Williford served in various capacities as an employee of Sedco, Inc. and Sedco Forex, previously as Vice President and General Manager of
Engineering. Mr. Williford holds a Bachelor of Science Degree in Structural Engineering from Texas A&M University.

Richard A. LeBlanc  joined the Company in July 1989  as Manager of Finance.
He assumed responsibilities for the investor relations function in March 1993 and was promoted to Treasurer and Director of Investor Relations in May 1995. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration degree from Louisiana State University.



Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

     EMPLOYEES

The Company had approximately 2,300 full-time employees worldwide as of February 20, 1996. In addition, the Company employs local personnel in foreign countries to work on rigs on a job-by-job basis. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.



Item 2. Properties

     CONTRACT DRILLING

The following table sets forth as of February 20, 1996 certain information regarding the offshore drilling rigs owned by the Company:


                                                JACKUP RIGS
                                                -----------

                 BUILT/                                          WATER DEPTH/
RIG NAME         REBUILT     RIG DESIGN       RIG TYPE           RATED DEPTH        LOCATION         STATUS
--------        ---------    ----------       --------           ------------       --------         ------

ENSCO 63          1977       MLT 82 SD        CANT-TD            250 /25,000            GOM             A
ENSCO 64          1974       MLT 53           SLOT-SD-Z          250 /30,000            GOM             A
ENSCO 67        1976/1996    MLT 84           SLOT-TD-Z          400 /30,000            GOM             S
ENSCO 68          1976       MLT 84           SLOT               350 /30,000            GOM             A
ENSCO 69        1976/1995    MLT 84           SLOT-TD-Z          400 /30,000            GOM             S
ENSCO 70        1981/1996    HITACHI-300      CANT-TD-Z          250 /25,000            NS             SC
ENSCO 71        1982/1995    HITACHI-300      CANT-TD-Z          225 /25,000            NS              A
ENSCO 72          1981       HITACHI-300      CANT-TD-Z          225 /25,000            NS             SC
ENSCO 80        1978/1995    MLT 116          CANT-TD-Z          225 /25,000            NS              A
ENSCO 81          1979       MLT 116          CANT-TD-Z          350 /25,000            GOM             A
ENSCO 82          1979       MLT 116          CANT-TD-Z          300 /25,000            GOM             A
ENSCO 83          1979       MLT 82 SD        CANT-TD            250 /25,000            GOM             A
ENSCO 84          1981       MLT 82 SD        CANT-TD            250 /25,000            GOM             A
ENSCO 85        1981/1995    MLT 116          CANT-TD-Z          225 /25,000            NS              A
ENSCO 86          1981       MLT 82 SD        CANT-TD-Z          250 /30,000            GOM             A
ENSCO 87          1982       MLT 116          CANT-TD-Z          350 /25,000            GOM             A
ENSCO 88          1982       MLT 82 SD        CANT-TD-Z          250 /25,000            GOM             A
ENSCO 89          1982       MLT 82 SD        CANT-TD-Z          250 /25,000            GOM             A
ENSCO 90          1982       MLT 82 SD        CANT-TD-Z          250 /25,000            GOM             A
ENSCO 92          1982       MLT 116          CANT-SD-Z          225 /25,000            NS              A
ENSCO 93          1982       MLT 82 SD        CANT-TD            250 /25,000            GOM             A
ENSCO 94          1981       HITACHI-250      CANT-TD-Z          250 /25,000            GOM             A
ENSCO 95          1981       HITACHI-250      CANT-TD            250 /25,000            GOM             A
ENSCO 99          1985       MLT 82 SD        CANT-TD-Z          250 /30,000            GOM             A
/TABLE


                                          BARGE DRILLING RIGS
                                          -------------------

                                                      RATED
RIG NAME           BUILT         DRAWWORKS            DEPTH         LOCATION              STATUS
--------           -----         ---------            ------        --------              ------

ENSCO V             1982          GD1100E             15,000        VENEZUELA                S
ENSCO VI            1991          GD1100E             15,000        VENEZUELA                S
ENSCO VII           1993          N 840E              20,000        VENEZUELA                A
ENSCO VIII          1993          I 1700E             20,000        VENEZUELA                A
ENSCO IX            1993          N 840E              20,000        VENEZUELA                A
ENSCO X             1993          I 1700E             20,000        VENEZUELA                A
ENSCO XI            1994          MC1220E             25,000        VENEZUELA                A
ENSCO XII           1994          MC1220E             25,000        VENEZUELA                A
ENSCO XIV           1994          N1320E              25,000        VENEZUELA                A
ENSCO XV            1994          N1320E              25,000        VENEZUELA                A




 NOTES:    RIG TYPE                                   LOCATION                       STATUS
           --------                                   --------                       ------
           CANT - Cantilever                          GOM - Gulf of Mexico           A - Active
           SLOT - Slot                                NS - North Sea                 S - In shipyard
           SD - Side Drive                                                           SC - In or in route to shipyard for
           TD - Top Drive                                                                   upgrade - committed to work
           Z - Zero Discharge capabilities                                                  upon completion
                 permitting operation in evniron-
                 mentally sensitive areas

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

The Company's offshore jackup rigs consist of mobile drilling platforms equipped with legs that can be lowered to the ocean floor to provide support for the drilling platform. All the Company's jackup rigs are of the independent leg design. The jackup rig hull includes the drilling rig, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.



The Company's barge drilling rigs have all of the crew quarters, storage facilities, and related equipment mounted on floating barges with the drilling equipment cantilevered from the stern of the barge. The barges are held in place by anchors while drilling activities are conducted.

Over the life of a typical rig, several of the major components are replaced due to normal wear and tear.

Certain of the Company's jackup rigs, which had a combined net book value of $278.8 million at December 31, 1995, are pledged as collateral in favor of a financial institution to secure payment of a secured term loan.

All of the Company's rigs are in good condition.

Depending upon the nature of the work, the proximity of the job site to the Company's repair facilities and certain other factors, rig maintenance and repairs are performed either at the job site or at the Company's facilities. The Company owns or leases field locations and repair facilities for its drilling rigs in Las Morochas, Venezuela; Beverwijk, Holland; Broussard, Louisiana; and Aberdeen, Scotland.

     MARINE TRANSPORTATION

In December 1995, the Company purchased six supply vessels, four of which were previously operated under operating lease agreements. In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger, 146-foot mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. In 1994, the Company also sold one utility boat and converted another to a mini-supply vessel. The Company has a marine transportation fleet of 37 vessels consisting of six anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the U.S. Gulf of Mexico. Substantially all of the Company's marine transportation vessels, which had a combined net book value of $43.0 million at December 31, 1995, are pledged as collateral to secure payment of secured term loans.

The following table provides as of February 20, 1996 certain information regarding the Company's marine transportation vessels:

                                  MARINE FLEET
                                  ------------

                      NO. OF       YEAR          HORSE
     VESSEL TYPE     VESSELS      BUILT          POWER         LENGTH
     -----------     -------      -----          -----         ------

     KODIAKS - AHTS     2          1983          12,000         225
     OTHER- AHTS        4       1976-1983     5,800-7,240    185 -230
     SUPPLY            23       1977-1985     1,800-3,000    166 -185
     MINI - SUPPLY      8       1981-1984        1,200       140 -146

All of the Company's marine transportation vessels are in good condition.



     OTHER PROPERTY

The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Houma, Shreveport and Broussard, Louisiana and Aberdeen, Scotland; and rents offices in Las Morochas, Venezuela and Beverwijk, Holland.

Item 3. Legal Proceedings

Prior to  October 1990,  Penrod was  self-insured for  the majority of  its maritime claims exposure. During the period from October 1990 to the August 1993 acquisition date, Penrod had insurance coverage which limited its maritime claims exposure to a maximum of the $25,000 deductible for each claim, plus a fluctuating aggregate of $500,000 to $1.5 million in excess of the $25,000 claim deductible for each policy year. Penrod is also a defendant in lawsuits with certain of its insurers and the administrator of its self-insurance program, and personal injury and maritime liability lawsuits filed by present and former employees. Management has provided reserves in the Company's financial statements for such claims as it considers appropriate given the facts currently known.

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

In addition to the matters discussed above, the Company is from time to time involved in litigation incidental to the conduct of its business. In the opinion of management, none of such litigation in which the Company is currently involved would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 1995.




                                  PART II


Item  5. Market  for  Registrant's Common  Equity  and Related  Stockholder
Matters

The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value (the "Common Stock") for each of the last two fiscal years, restated for the reverse stock split as discussed below:

                        FIRST    SECOND     THIRD    FOURTH
                       QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                       -------   -------   -------   -------   -------

     1995 High  . . .  $14 3/8   $17 3/8   $19 1/2   $23       $23
     1995 Low . . . .  $11 1/4   $14       $14 1/4   $16       $11 1/4

     1994 High  . . .  $17       $18 5/8   $19 1/4   $15 1/2   $19 1/4
     1994 Low . . . .  $12 1/2   $13 1/2   $14 5/8   $10 3/4   $10 3/4

The Company's Common Stock (Symbol: ESV) began trading on the New York Stock Exchange on December 20, 1995, prior to which it was traded on the American Stock Exchange. At December 31, 1995, there were approximately 3,455 stockholders of record of the Company's Common Stock.

Since inception, no dividends have been declared on the Company's Common Stock, and the Company does not expect to declare dividends on its Common Stock in the near future.

The Company's stockholders approved a one share for four shares reverse stock split of the Company's common stock at the Company's Annual Meeting of Stockholders held on May 24, 1994.

In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("1.50 Preferred Stock"). Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock which resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares for cash.



Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 1995 has been derived from the Company's audited consolidated financial statements (in thousands, except per share amounts). This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."


                                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                1995          1994         1993         1992<F1>      1991<F1>
                                                             ---------     ---------    ---------      ---------     ---------

                                                                          (In thousands, except per share amounts)

 Statement of Operations Data <F2>
    Operating revenues . . . . . . . . . . . . . . . . .     $279,114      $245,451     $227,410       $ 84,271      $ 76,221
    Operating expenses, excluding D&A  . . . . . . . . .      165,529       144,581      151,182         81,999        66,301
    Depreciation and amortization (D&A)  . . . . . . . .       58,390        51,798       41,181         12,539        13,030
    Operating income (loss)  . . . . . . . . . . . . . .       55,195        49,072       35,047        (10,267)       (3,110)
    Other expense  . . . . . . . . . . . . . . . . . . .       (7,856)       (8,751)      (6,696)        (8,028)       (2,025)
    Income (loss) from continuing operations before
        income taxes, minority interest and cumulative
        effect of accounting change  . . . . . . . . . .       47,339        40,321       28,351        (18,295)       (5,135)
    Provision for income taxes . . . . . . . . . . . . .       (3,397)       (3,759)      (5,942)        (2,007)       (4,109)
    Minority interest  . . . . . . . . . . . . . . . . .       (2,179)       (2,984)      (6,932)            --            --
    Income (loss) from continuing operations . . . . . .       41,763        33,578       15,477        (20,302)       (9,244)
    Income (loss) from discontinued operations <F2>  . .        6,296         3,593        3,556         (9,062)       (3,543)
    Income (loss) before cumulative effect of
        accounting change  . . . . . . . . . . . . . . .       48,059        37,171       19,033        (29,364)      (12,787)
    Cumulative effect of accounting change, net
        of minority interest <F3>  . . . . . . . . . . .           --            --       (2,542)            --            --
    Net income (loss)  . . . . . . . . . . . . . . . . .       48,059        37,171       16,491        (29,364)      (12,787)
    Preferred stock dividend requirements  . . . . . . .           --        (2,135)      (4,260)        (4,260)       (4,607)
    Income (loss) applicable to common stock . . . . . .     $ 48,059      $ 35,036     $ 12,231       $(33,624)     $(17,394)
    Income (loss) per common share:
        Continuing operations  . . . . . . . . . . . . .     $    .69      $    .55     $    .28       $   (.82)     $   (.57)
        Discontinued operations  . . . . . . . . . . . .          .10           .06          .09           (.30)         (.14)
        Cumulative effect of account change  . . . . . .           --            --         (.07)            --            --
        Income (loss) per common share . . . . . . . . .     $    .79      $    .61     $    .30       $  (1.12)     $   (.71)

    Weighted average common shares outstanding . . . . .       60,527        57,843       40,325         30,003        24,407

 Balance Sheet Data
    Working capital  . . . . . . . . . . . . . . . . . .     $ 78,945      $129,172     $124,587       $ 33,771      $ 22,947
    Total assets . . . . . . . . . . . . . . . . . . . .      821,451       773,090      689,254        272,397       295,722
    Long-term debt, net of current portion . . . . . . .      159,201       162,466      125,983         23,628        31,437
    $1.50 preferred stock  . . . . . . . . . . . . . . .           --            --       70,977         70,977        70,977
    Stockholders' equity <F4>  . . . . . . . . . . . . .      531,249       487,950      383,925        142,512       163,990



<F1>  Amounts have been  restated for  adoption of  Statement of  Financial
      Accounting  Standards No.  109 "Accounting  for  Income Taxes."   See
      Note 1 to the Company's Consolidated Financial Statements.
<F2>  In 1995, the Company  sold its technical services segment  and during
      1993 the Company sold its supply segment. Prior years results of the technical services segment and the supply segment have been reclassified for comparative purposes. The 1995 results include a gain of $5.2 million in connection with the sale of the technical services segment and the 1993 results include a gain of $2.1 million in connection with the sale of the supply segment. See Note 16 to the Company's Consolidated Financial Statements.
<F3>  Effective  January  1, 1993,  Penrod  adopted Statement  of Financial
      Accounting   Standards   No.   106,    "Employers'   Accounting   for
      Postretirement Benefits Other Than Pensions." See Note 10 to the Company's Consolidated Financial Statements.
<F4>  The Company has  never paid cash  dividends on its  common stock  and has no plans to pay dividends on its common stock in the near future.

/TABLE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT.

   ENSCO International Incorporated (the "Company") provides contract drilling and marine transportation services to the oil and gas industry with operations in the U.S. Gulf of Mexico, the North Sea and Venezuela. Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

   Domestic drilling activity peaked in late-1981 after which the number of working rigs began a general downward trend through mid-1992. An improvement in natural gas prices in 1992 and 1993 resulted in the working rig count increasing, especially in the U.S. Gulf of Mexico, and such increased activity levels generally continued through 1995. However, the Company's day rates for its U.S. Gulf of Mexico rigs declined throughout 1994, although remaining higher on average than in 1993, and such declining day rate trend continued through the first half of 1995. The declining day rate levels were due primarily to the mobilization of a number of competitors' rigs to the U.S. Gulf of Mexico in 1994 and the weakening of domestic natural gas prices. Activity levels for U.S. Gulf of Mexico rigs increased in the second half of 1995 due, in part, to increased domestic natural gas prices during early to mid-1995 with the Company's U.S. Gulf of Mexico rigs experiencing a corresponding increase in day rates during the second half of 1995. Unless there is a significant deterioration in domestic natural gas prices, management believes current U.S. Gulf of Mexico rig activity levels are sustainable during 1996. Management also believes that the demand for cantilever jackup rigs, in particular, is expected to remain strong due to the increased level of development activity which requires cantilevered drilling over existing production platforms. Activity levels for the Company's marine transportation vessels generally correspond with activity levels experienced for the Company's U.S. Gulf of Mexico rigs.

   In the North Sea, a reduction in the number of available rigs has been the primary contributing factor to increased industry utilization levels during 1995. The increased utilization has led to increased North Sea day rates in 1995 for the industry, including the Company's North Sea rigs. Management believes, based upon current market conditions, that North Sea day rate and utilization levels should remain fairly stable in 1996, although lower spot prices for natural gas in the United Kingdom present some uncertainty.

   The Company's barge drilling rigs in Venezuela generally operate under long-term contracts for the national oil company. As a result, their day rate and utilization levels are not as dependent on oil and natural gas prices.



   Offshore  rig   and  oilfield  supply  vessel  industry  utilization  is
summarized below:

                                          INDUSTRY WIDE AVERAGES <F1>
                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1995    1994     1993
                                           ----    ----     ----

   OFFSHORE RIGS
     Gulf of Mexico:
       All rigs:
         Rigs under contract  . . .         134     133      116
         Total rigs available   . .         176     175      152
         % Utilization  . . . . . .         76%     76%      76%

       Jackup rigs:
         Rigs under contract  . . .         107     109       93
         Total rigs available   . .         140     136      116
         % Utilization  . . . . . .         76%     80%      80%

      Worldwide:
        All rigs:
          Rigs under contract   . .         539     536      545
          Total rigs available  . .         644     661      666
          % Utilization   . . . . .         84%     81%      82%

        Jackup rigs:
          Rigs under contract   . .         324     322      332
          Total rigs available  . .         388     392      394
          % Utilization   . . . . .         84%     82%      84%

   OILFIELD SUPPLY VESSELS: <F2>
     Gulf of Mexico:
       Vessels under contract   . .         249     235      213
       Total vessels available  . .         277     264      247
       % Utilization  . . . . . . .         90%     89%      86%

<F1>  Industry utilization based on data published by OFFSHORE  DATA
      SERVICES, INC.
<F2>  Excludes utility vessels.

/TABLE

RESULTS OF OPERATIONS.

   The following analysis highlights the Company's operating results for the years indicated (in thousands):

                                                        1995            1994         1993
                                                       ---------      ---------    ---------
OPERATING RESULTS
      Revenues  . . . . . . . . . . . . . . . .        $279,114       $245,451     $227,410
      Operating margin  . . . . . . . . . . . .         123,154        110,122       87,954
      Operating income  . . . . . . . . . . . .          55,195         49,072       35,047
      Other expense   . . . . . . . . . . . . .          (7,856)        (8,751)      (6,696)
      Provision for income tax  . . . . . . . .          (3,397)        (3,759)      (5,942)
      Minority interest . . . . . . . . . . . .          (2,179)        (2,984)      (6,932)
      Income from continuing operations . . . .          41,763         33,578       15,477
      Income from discontinued operations . . .           6,296          3,593        3,556
      Cumulative effect of accounting change,
           net of minority interest . . . . . .              --             --       (2,542)
      Net income  . . . . . . . . . . . . . . .          48,059         37,171       16,491
      Preferred stock dividend requirements . .              --         (2,135)      (4,260)
      Income applicable to common stock . . . .          48,059         35,036       12,231

/TABLE

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                         1995           1994         1993
                                                       ---------      ---------    ---------
REVENUES
      Contract drilling
           Jackup rigs
                United States . . . . . . . . . .      $119,275       $109,012     $ 91,387
                International . . . . . . . . . .        59,525         37,735       43,532
                     Total jackup rigs  . . . . .       178,800        146,747      134,919
           Barge drilling rigs - Venezuela  . . .        61,975         48,227       28,966
                Total offshore rigs . . . . . . .       240,775        194,974      163,885
           Land rigs <F1> . . . . . . . . . . . .            --         12,807       28,235
                Total contract drilling . . . . .       240,775        207,781      192,120

      Marine transportation
           AHTS <F2>  . . . . . . . . . . . . . .        14,421         14,743       12,673
           Supply . . . . . . . . . . . . . . . .        20,143         19,362       18,251
           Mini-supply  . . . . . . . . . . . . .         3,775          1,701        1,747
                Subtotal  . . . . . . . . . . . .        38,339         35,806       32,671
           Utility <F3> . . . . . . . . . . . . .            --          1,864        2,619
                Total marine transportation . . .        38,339         37,670       35,290

           Total  . . . . . . . . . . . . . . . .      $279,114       $245,451     $227,410

OPERATING MARGIN <F4>
      Contract drilling
           Jackup rigs
                United States . . . . . . . . . .      $ 46,366       $ 49,607     $ 42,635
                International . . . . . . . . . .        23,062         15,749       12,830
                     Total jackup rigs  . . . . .        69,428         65,356       55,465
           Barge drilling rigs - Venezuela  . . .        39,017         31,720       18,354
                Total offshore rigs . . . . . . .       108,445         97,076       73,819
           Land rigs <F1> . . . . . . . . . . . .          (228)           481        3,677
                 Total contract drilling  . . . .       108,217         97,557       77,496

      Marine transportation
           AHTS <F2>  . . . . . . . . . . . . . .         7,353          6,022        3,458
           Supply . . . . . . . . . . . . . . . .         6,709          6,877        6,653
           Mini-supply  . . . . . . . . . . . . .           875            585          745
                Subtotal  . . . . . . . . . . . .        14,937         13,484       10,856
           Utility <F3> . . . . . . . . . . . . .            --           (919)        (398)
                Total marine transportation . . .        14,937         12,565       10,458

           Total  . . . . . . . . . . . . . . . .      $123,154       $110,122     $ 87,954

<F1>  United States and international land rigs are combined.  The Company sold all but one of its land rigs in 1994.
<F2>  Anchor handling tug supply vessels.
<F3>  As of December 31, 1994, the Company no longer had utility vessels available for work.
<F4>  Defined as operating revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

/TABLE

   The consolidated revenues, operating margin and operating income (defined as operating revenues less operating expenses, depreciation and general and administrative expenses) of the Company for 1995 increased as compared to 1994 due primarily to a full year of operation of six drilling rigs which commenced operations in Venezuela and the North Sea during 1994 and an increase in North Sea average day rates. These increases were offset, in part, by decreased U.S. Gulf of Mexico jackup rig average day rates and by the unavailability of three of the Company's jackup rigs that were undergoing modifications and enhancements for the majority of 1995. The Company's 1995 revenues were reduced, while operating income increased, due to the sale of substantially all of the Company's land rig operations in 1994. Operating income for 1995 was reduced by additional depreciation expense associated with additional rigs added to the Company's fleet and depreciation associated with major modifications and enhancements of rigs and vessels in 1995.

   The Company's increases in consolidated revenues, operating margin and operating income in 1994 as compared to 1993 are primarily attributable to higher average U.S. Gulf of Mexico day rates for the Company's contract drilling and marine transportation segments, the addition of six drilling rigs in 1994 and a full year of operation from four rigs constructed and placed into service in the first half of 1993. Operating income was also positively impacted by lower general and administrative costs but reduced by additional depreciation and amortization expense.

   CONTRACT DRILLING. The Company's contract drilling segment currently consists of 24 jackup rigs, of which 18 are located in the U.S. Gulf of Mexico and six in the North Sea, and 10 barge drilling rigs located on Lake Maracaibo, Venezuela. As of February 20, 1996, all but two of the Company's U.S. Gulf of Mexico jackup rigs, all of the Company's North Sea jackup rigs and eight of the Company's ten barge drilling rigs in Venezuela were operating or were committed under contract. One of the uncommitted U.S. Gulf of Mexico jackup rigs, which was acquired from the Company's joint venture partner in late 1995 as discussed in Note 4 to the Company's Consolidated Financial Statements, is undergoing major modifications and is expected to be available for work in the second quarter of 1996. The second uncommitted U.S. Gulf of Mexico jackup rig, which was damaged as it was preparing to jack up on a new location in mid-January 1996, is currently undergoing repairs and is expected to be available for work in mid-1996. The two uncommitted barge drilling rigs in Venezuela are undergoing modifications and the Company is currently in final negotiations with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company, for the rigs to begin operating in the second quarter of 1996.

   The Company's U.S. Gulf of Mexico jackup rigs operate under relatively short-term agreements with contract durations normally not exceeding six months. Four of the Company's six North Sea jackup rigs operate, or are committed under contract, for a joint venture of major oil and gas exploration companies and are expected to work under these contracts through 1996, however, the joint venture may terminate any of the contracts with six months notice. The remaining two North Sea jackup rigs operate under relatively short-term contracts with contract durations normally not exceeding six months. The Company's eight committed barge drilling rigs in Venezuela operate under five-year contracts expiring in 1998 and 1999 for Lagoven. The contracts with Lagoven for the eight barge drilling rigs afford Lagoven the option to buy each of the rigs during or at the end of the contracts.


   The following analysis highlights the Company's contract drilling segment offshore operating days (days for which the rig is under contract earning revenue) for the years indicated:

                                          1995   1994    1993
                                         ------ ------  ------

   U.S. Gulf of Mexico jackup rigs        5,642  5,063   4,558
   International jackup rigs              1,337  1,496   1,691
   Venezuela barge drilling rigs          3,147  3,479   2,393
                                         ------ ------  ------
                                         10,126 10,038   8,642
                                         ====== ======  ======

   For the year ended December 31, 1995, revenues for the Company's U.S. Gulf of Mexico jackup rigs increased by 9% and operating margin decreased by 7% as compared to 1994. The revenue increase is primarily due to an increase in operating days related to the relocation of two of the
Company's international jackup rigs to the U.S. Gulf of Mexico, which commenced operations in the third quarter of 1994 and early 1995 after undergoing modifications and enhancements. The revenue increase was partially offset by, and the operating margin decrease was primarily attributable to, a decrease of approximately $1,000 in average day rates.

   The  Company's  revenues  and  operating  margin  for  its  jackup  rigs operating in the U.S. Gulf of Mexico increased by 19% and 16%, respectively, for the year ended December 31, 1994 compared to 1993 due to higher average day rates of approximately $1,500 and an increase in operating days primarily related to the relocation of four of the Company's international jackup rigs to the U.S. Gulf of Mexico during 1993 and 1994. The improved 1994 results were offset partially by a decrease in utilization from the prior year.

   Revenues and operating margin for the Company's international jackup rigs increased by 58% and 46%, respectively, in 1995 as compared to 1994 due primarily to an increase of approximately $18,000 in average day rates. Revenues in 1995 also benefitted from the Company assuming operation, effective January 1, 1995, of two jackup rigs that previously operated under bareboat charters. The revenue increase was offset, in part, by reduced operating days primarily due to the mobilization of two jackup rigs to the U.S. Gulf of Mexico, one in the third quarter of 1994 from Brazil and one which began mobilizing in the fourth quarter of 1994 from Dubai. These rigs were included in the international jackup rig results for substantially all of the year ended December 31, 1994. The cost to mobilize the two jackup rigs totalled $3.5 million and was charged against 1994 earnings. Two of the Company's jackup rigs located in the North Sea were off contract undergoing modifications and enhancements during the majority of 1995. A North Sea jackup rig acquired by the Company in March 1995 completed its bareboat charter contract in February 1996 and is currently undergoing modifications and enhancements. The rig is under contract to commence operations immediately upon completion of the modifications and enhancements, which is expected in April 1996.

   For the year ended December 31, 1994, revenues for the Company's international jackup rigs decreased by 13% and operating margin increased by 23% as compared to 1993. The revenue decrease is primarily attributable to reduced operating days related to the mobilization of five international



jackup rigs to the U.S. Gulf of Mexico, three in the second, third and fourth quarters of 1993 from the North Sea, one in the third quarter of 1994 from Brazil and one in the fourth quarter of 1994 from Dubai. These rigs were included in the international jackup rig results for a portion or all of the year ended December 31, 1993. The revenue decrease was partially offset by, and the operating margin increase was primarily attributable to, two North Sea jackup rigs acquired in mid-February 1994 that operated under bareboat charter agreements.

   Revenues and operating margin from the Company's barge drilling rigs in Venezuela increased by 29% and 23%, respectively, for the year ended December 31, 1995 as compared to 1994 due primarily to a full year of operation of four barge drilling rigs that began operating in the third quarter of 1994 offset, in part, by two of the Company's barge drilling rigs completing their contracts in the second quarter of 1995 and remaining idle through the end of 1995. The Company's revenues and operating margin from its barge drilling rigs in Venezuela increased by 66% and 73%, respectively, for the year ended December 31, 1994 as compared to 1993 primarily due to the addition of four barge drilling rigs in the third quarter of 1994 and a full year's contribution from four barge drilling rigs that began operating in March through June of 1993.

   The Venezuelan currency experienced significant devaluation during the first half of 1994. In June 1994, the Venezuelan government established exchange control policies and severely restricted the conversion of Venezuelan currency to U.S. dollars. In late 1995, the Venezuelan government further devalued the Venezuelan currency against the U.S. dollar. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are not probable due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

   The Company sold substantially all of its land rig operations in 1994. Revenues and operating margin for the Company's land rigs for the year ended December 31, 1994 decreased by $15.4 million and $3.2 million, respectively, compared to 1993 primarily as a result of the sales.

   On January 25, 1996, the Company entered into a letter of intent with DUAL DRILLING COMPANY ("Dual") under which the Company would acquire Dual, subject to certain conditions. Dual currently operates a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 self-contained platform rigs. Twelve of Dual's rigs are currently located in the U.S., with three jackup rigs and seven platform rigs located in the U.S. Gulf of Mexico and two platform rigs off the coast of California. The remainder of Dual's fleet is currently located in international waters, with rigs offshore India, Mexico, Qatar, Indonesia and China. The transaction is subject to execution of definitive agreements, approval by the stockholders of Dual and requisite governmental and other approvals. Subject to the satisfaction of these conditions, closing of the transaction is expected before June 30, 1996.



   MARINE   TRANSPORTATION.       The   Company  currently  has   a  marine
transportation fleet of 37 vessels, consisting of six anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the U.S. Gulf of Mexico. Contract durations for the Company's marine transportation vessels are relatively short-term and normally do not exceed six months.

   In December 1995, the Company purchased six supply vessels in two separate transactions. Four of the supply vessels purchased were previously operated under operating lease agreements. See Notes 3 and 5 to the Company's Consolidated Financial Statements. In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. The conversion of the four utility vessels into mini-supply vessels was completed in mid-1995. In 1994, the Company also sold one utility boat and converted another to a mini-supply vessel.

   During 1992, the Company mobilized six marine vessels to Singapore for work possibilities. Two of the vessels returned to the U.S. Gulf of Mexico in 1993. The Company chartered the remaining four vessels in Singapore to a 50% owned joint venture beginning in August 1993. The Singapore joint venture was terminated in May 1994 and three of the vessels were mobilized to the U.S. Gulf of Mexico. The remaining vessel, a utility boat, was sold effective June 30, 1994. The charter fees from the joint venture were recorded as operating revenue by the Company and the Company's 50% interest in the results of the joint venture operations were reported in "Income From Equity Affiliates." During most of 1993 the Company operated two anchor handling vessels offshore Brazil. One vessel returned to the U.S. Gulf of Mexico in the fourth quarter of 1993 and the other vessel returned to the U.S. Gulf of Mexico in February 1994.

   Revenues and operating margin for the Company's marine transportation vessels increased by 2% and 19%, respectively, in 1995 as compared to 1994 due primarily to increased utilization for the Company's anchor handling tug supply vessels. The 1995 operating margin also benefitted from exiting the unprofitable utility vessel business in late 1994. The Company's revenues and operating margin for its marine transportation vessels in 1994 increased by 7% and 20%, respectively, as compared to 1993 due primarily to increased average day rates for the Company's U.S. Gulf of Mexico vessels and improved work opportunities in the latter part of 1994 for three of the Company's vessels that returned to the U.S. Gulf of Mexico from Singapore.

   DEPRECIATION  AND  AMORTIZATION.         Depreciation  and  amortization
expense for the year ended December 31, 1995 increased by 13% from 1994 due primarily to a full year of depreciation on four barge drilling rigs delivered to Venezuela in July through September of 1994, a full year of depreciation on two North Sea jackup rigs acquired in mid-February 1994, depreciation on a North Sea jackup rig acquired in March 1995 and depreciation associated with major modifications and enhancements of rigs and vessels in 1995. See Note 3 to the Company's Consolidated Financial Statements. The above increases were offset by reduced depreciation associated with the sale of substantially all of the Company's land rigs in 1994.




   In connection with the Company's rig upgrade program in 1995, the remaining useful lives of certain of the Company's jackup rigs, for which major enhancements were performed, were extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. See Note 1 to the Company's Consolidated Financial Statements.

   Depreciation and amortization expense for the year ended December 31, 1994 increased by 26% from 1993. The increase is primarily attributable to a full year of depreciation and amortization related to the step-up in basis of the assets acquired in the acquisition of Penrod Holding Corporation ("Penrod"), a full year of depreciation on four barge drilling rigs delivered to Venezuela in March through June of 1993, depreciation on four additional barge drilling rigs delivered to Venezuela in July through September of 1994 and depreciation on two North Sea jackup rigs acquired in mid-February 1994. See Notes 1 and 2 to the Company's Consolidated Financial Statements. Depreciation expense in 1994 was reduced by the sale of substantially all of the Company's land rigs during 1994.

   GENERAL AND ADMINISTRATIVE. General and administrative expense as a percentage of revenue in 1995 was comparable to the 1994 level. General and administrative expense for the year ended December 31, 1994 decreased significantly from the prior year due primarily to the benefits realized in 1994 from integrating Penrod's general and administrative functions into the Company following the acquisition of Penrod in August 1993.

   OTHER INCOME (EXPENSE).    Other income (expense)  for each of the three
years in the period ending December 31, 1995 was as follows (in thousands):

                                        1995       1994        1993
                                      ---------  ---------   --------

   Interest income  . . . . . . .     $  6,310   $  5,252    $ 2,816
   Interest expense   . . . . . .      (16,564)   (13,377)    (9,917)
   Income from equity affiliates           200        607        432
   Other, net   . . . . . . . . .        2,198     (1,233)       (27)
                                      ---------  ---------   --------
                                      $ (7,856)  $ (8,751)   $(6,696)
                                      =========  =========   ========

   The Company reported an increase in interest income in 1995 as compared to 1994 primarily related to increased average interest rates more than offsetting the effect of lower average cash balances. Interest income increased in 1994 as compared to 1993 due to higher average cash levels and increased interest rates.

   Interest expense increased in 1995 as compared to 1994, and in 1994 as compared to 1993, primarily due to costs associated with the financing of four barge drilling rigs added in Venezuela in July through September of 1994 and costs associated with the financing of four barge drilling rigs added in Venezuela in March through June of 1993. See Note 6 to the Company's Consolidated Financial Statements.



   The Company reported under "Other, net" income in 1995 as compared to net expense in 1994 due primarily to gains on the sale of foreign currency denominated securities and decreased foreign currency translation losses in 1995. "Other, net" expense of the Company increased in 1994 as compared to 1993 due primarily to non-recurring miscellaneous income items in 1993.

   PROVISION FOR INCOME TAXES. For the years ended December 31, 1995, 1994 and 1993 the Company recorded provisions for income taxes of $3.4 million, $3.8 million and $5.9 million, respectively, resulting in effective tax rates of 7.2%, 9.3% and 21.0%, respectively. The Company's effective tax rate varies between years due primarily to the Company's level of profitability, the expected utilization or non-utilization of U.S. net operating loss carryforwards, foreign taxes and the recording of
deferred  taxes.   See  Note 11  to  the Company's  Consolidated  Financial
Statements.

   MINORITY INTEREST. The minority interest of $2.2 million and $3.0 million in 1995 and 1994, respectively, consists of the minority shareholder's interest in the net income of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). In March 1995, the Company purchased an additional 15% equity interest in Caribbean from the minority shareholder decreasing the minority shareholder's ownership interest to 15%. Minority interest of $6.9 million for the year ended December 31, 1993 consists of $4.5 million related to the preacquisition earnings of the 64% of Penrod which the Company did not own prior to the acquisition of Penrod and $2.4 million related to the minority shareholder's interest in the net income of Caribbean. See Note 1 to the Company's Consolidated Financial Statements.

   INCOME FROM DISCONTINUED OPERATIONS. Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company, for total consideration of $19.8 million, including liabilities of $1.9 million assumed by the purchaser. In 1993, the Company completed a series of transactions that resulted in the sale of substantially all of the Company's supply business, conducted by its wholly owned subsidiary, ENSCO Tool and Supply Company, for net proceeds of approximately $12.3 million. As a result of these transactions, the Company's financial statements were reclassified to present the Company's technical services and supply segments as discontinued operations for all years presented. Included in the 1995 Income from Discontinued Operations is a gain on the sale of the technical services business of $5.2 million and income from operations of the technical services business for the nine months ended September 30, 1995. The 1994 Income from Discontinued Operations consists of income from operations of the technical services business. Included in the 1993 Income from Discontinued Operations is a gain on the sale of the supply business of $2.1 million and results of operations of the supply business and technical services business. Revenues from the technical services operations were $13.4 million, $16.5 million and $18.8 million in 1995, 1994 and 1993, respectively, and revenues from the supply operations were $22.2 million in 1993. See Note 16 to the Company's Consolidated Financial Statements.


   CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF MINORITY INTEREST. Effective January 1, 1993, Penrod adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual, during the year the employee renders the service, of the estimated cost of providing postretirement non pension benefit payments. The cumulative effect after taxes and minority interest on the Company resulting from Penrod's adoption of SFAS No. 106 was $2.5 million ($.07 per share after the reverse stock split). See Note 10 to the Company's Consolidated Financial Statements.

   PREFERRED  STOCK DIVIDEND  REQUIREMENTS.       Preferred stock dividends
decreased to $2.1 million for the year ended December 31, 1994 as compared to $4.3 million in 1993 due to the conversion/redemption of all of the Company's preferred stock in August 1994. See Note 7 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES.

   CASH FLOW AND CAPITAL EXPENDITURES.

                                                Year Ended December 31,
                                             -----------------------------
                                               1995      1994      1993
                                             --------  --------   -------

   Cash flow from operations  . . . . . .    $ 84,565  $109,217   $56,390
   Capital expenditures, excluding the
     acquisition of Penrod and discontinued
     operations:
        Sustaining  . . . . . . . . . . .    $ 11,335  $ 22,201   $11,910
        Enhancements  . . . . . . . . . .     109,706    10,301      -
        New Construction  . . . . . . . .         911    62,206    69,886
        Acquisitions  . . . . . . . . . .      21,278    55,650      -
                                             --------  --------   -------
                                             $143,230  $150,358   $81,796
                                             ========  ========   =======

   Cash flow from operations in 1995 as compared to 1994 decreased by $24.7 million, or 23%, due primarily to an increase in accounts receivable offset partially by improved operating results. The increase in accounts receivable is due primarily to increased revenue levels at the end of 1995 as compared to the end of 1994 and the Company assuming operation, effective January 1, 1995, of two North Sea jackup rigs that previously operated under bareboat charter contracts for which the bareboat charter fees were paid in advance. Cash flow from operations in 1994 increased by $52.8 million, or 94%, compared to 1993. The increase in 1994 cash flow is primarily a result of improved operating results and a full year's contribution from the cash flow of the ex-Penrod operations.

   The Company's consolidated statement of cash flows for the year ended December 31, 1993 includes the cash and cash equivalents acquired in the acquisition of Penrod in August 1993, plus the cash provided by operating
activities of Penrod subsequent  to the acquisition.   The cash flows  from
investing and financing activities of Penrod subsequent to the acquisition, including capital expenditures for property and equipment, long-term borrowings, and repayments of long-term borrowings, are also included in


the Company's consolidated statement of cash flows for the year ended December 31, 1993. The cash provided by operating activities of Penrod prior to the acquisition of Penrod and the cash flows from investing and financing activities of Penrod prior to the acquisition of Penrod have not been included in the Company's consolidated statement of cash flows. See
Note 2 to the Company's Consolidated Financial Statements.

   The Company's capital expenditures for the year ended December 31, 1995 included $109.7 million for modification and enhancements of rigs and vessels and $12.8 million associated with the purchase of a jackup rig located in the North Sea. Capital expenditures for 1994 included $62.2 million for the construction of four barge drilling rigs delivered for operation in Venezuela in July through September of 1994 and $55.7 million for the purchase of two jackup rigs located in the North Sea. The Company's capital expenditures for the year ended December 31, 1993 included $65.7 million in connection with the construction of four barge drilling rigs that commenced operations in Venezuela in 1993.

   Management anticipates that capital expenditures in 1996, excluding any amounts associated with Dual, will be approximately $30.0 million for existing operations, $13.0 million related to a deferred purchase payment on a North Sea jackup rig acquired in March 1995 and $70.0 million for upgrades and enhancements of rigs and vessels. The Company may spend additional funds to acquire rigs or vessels in 1996, depending on market conditions and opportunities.

   During 1994, the Company sold substantially all of its land rig operations for aggregate proceeds of $23.0 million, consisting of cash, a promissory note which was repaid prior to December 31, 1994 and receivables.

   FINANCING  AND CAPITAL  RESOURCES.       The  Company's  long-term debt,
total capital and debt to capital ratios are summarized below (in thousands, except percentages):

                                                   At December 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------

   Long-term debt   . . . . . . . . . .     $159,201  $162,466  $125,983
   Total capital  . . . . . . . . . . .      690,450   650,416   580,885
   Long-term debt to total capital  . .        23.1%     25.0%     21.7%

   The decrease in long-term debt in 1995 as compared to 1994 is due primarily to scheduled repayments offset partially by increased borrowings under an amended and restated loan arrangement. See Note 6 to the Company's Consolidated Financial Statements. The total capital of the Company increased in 1995 as compared to 1994 due primarily to the profitability of the Company offset partially by repurchases of the Company's common stock. See Note 8 to the Company's Consolidated Financial Statements.

   The increase in long-term debt in 1994 as compared to 1993 primarily relates to an additional $76.5 million borrowed by Caribbean, on a non-recourse basis to the Company, in connection with the construction of four barge drilling rigs which were completed and placed into service in the



third quarter of 1994. This increase in long-term debt was partially offset by scheduled repayments and the redemption of the Company's convertible subordinated debentures in March 1994. The total capital of the Company increased in 1994 as compared to 1993 due primarily to the net increase in long-term debt as discussed above and the profitability of the Company.

   On January  25, 1996,  the Company entered  into a  letter of intent  to acquire Dual, subject to certain conditions. Under the proposed transaction, Dual's common stockholders would receive 0.625 shares of the Company's common stock for each share of Dual common stock, which would result in the issuance of approximately 9.9 million shares of the Company's common stock. The transaction is subject to execution of definitive agreements, approval by the stockholders of Dual and requisite governmental and other approvals. Subject to the satisfaction of these conditions, closing of the transaction is expected before June 30, 1996.

   The Company had a $64.0 million undrawn revolving line of credit at December 31, 1995. The revolver is reduced semi-annually by $6.0 million with the remaining line expiring in October 2001. See Note 6 to the Company's Consolidated Financial Statements.

    In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock"), which was also the number of shares outstanding at December 31, 1993. Holders of substantially all of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. See Note 7 to the Company's Consolidated Financial Statements.

    The Company's liquidity position is summarized in the table below (in thousands, except ratios):

                                                   At December 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------

   Cash and short-term investments  . .     $ 82,064  $153,720  $128,057
   Working capital  . . . . . . . . . .       78,945   129,172   124,587
   Current ratio  . . . . . . . . . . .          1.9       2.5       3.0

   Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS.

   In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which did not have an impact upon the Company. As required, the Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, based upon expectations of undiscounted cash flows and operating income.



   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt SFAS No. 123 in 1996 and currently expects to continue to account for its employee stock options in accordance with the provisions of Opinion 25.

   On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitles its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued from March 6, 1995 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.



Item 8. Financial Statements and Supplementary Data.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ----------------------------------

To  the  Board  of  Directors  and  Stockholders   of  ENSCO  International
Incorporated

    In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's Venezuelan operations for the year ended December 31, 1993, which statements reflect total revenues of $28,970,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Company's Venezuelan operations, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and report of other auditors provide a reasonable basis for the opinion expressed above.

    As discussed in Note 10, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.



Dallas, Texas
February 2, 1996


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (in thousands, except for share amounts)

                                                         December 31,
                                                     -------------------
                                                       1995       1994
                                                     --------   --------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .    $ 77,064   $147,851
  Short-term investments  . . . . . . . . . . . .       5,000      5,869
  Accounts and notes receivable, net  . . . . . .      60,796     36,479
  Prepaid expenses and other  . . . . . . . . . .      22,893     17,593
  Net assets of discontinued operations . . . . .          --      7,862
    Total current assets  . . . . . . . . . . . .     165,753    215,654

INVESTMENT IN EQUITY AFFILIATE  . . . . . . . . .          --      6,970

PROPERTY AND EQUIPMENT, AT COST . . . . . . . . .     818,266    652,573
  Less accumulated depreciation . . . . . . . . .     185,334    129,129
    Property and equipment, net . . . . . . . . .     632,932    523,444

OTHER ASSETS  . . . . . . . . . . . . . . . . . .      22,766     27,022
                                                     $821,451   $773,090
                                                     ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .    $  8,936   $ 12,509
  Accrued liabilities . . . . . . . . . . . . . .      45,820     33,223
  Current maturities of long-term debt  . . . . .      32,052     40,750
    Total current liabilities . . . . . . . . . .      86,808     86,482

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .     159,201    162,466

DEFERRED INCOME TAXES . . . . . . . . . . . . . .      26,800     22,989

OTHER LIABILITIES . . . . . . . . . . . . . . . .      17,393     13,203

COMMITMENTS AND CONTINGENCIES . . . . . . . . . .

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 66.9 million and 66.6
    million shares issued . . . . . . . . . . . .       6,689      6,657
  Additional paid-in capital  . . . . . . . . . .     615,644    612,318
  Accumulated deficit   . . . . . . . . . . . . .     (23,598)   (71,657)
  Restricted stock (unearned compensation)  . . .      (5,263)    (5,518)
  Cumulative translation adjustment . . . . . . .      (1,086)    (1,210)
  Treasury stock at cost, 6.3 million and 5.6
    million shares  . . . . . . . . . . . . . . .     (61,137)   (52,640)
     Total stockholders' equity   . . . . . . . .     531,249    487,950
                                                     $821,451   $773,090
                                                     ========   ========

The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share data)


                                               Year Ended December 31,
                                             ----------------------------
                                               1995      1994      1993
                                             --------  --------  --------
REVENUES
   Contract drilling  . . . . . . . . . .    $240,775  $207,781  $192,120
   Marine transportation  . . . . . . . .      38,339    37,670    35,290
                                              279,114   245,451   227,410

OPERATING EXPENSES
   Contract drilling  . . . . . . . . . .     132,558   110,224   114,624
   Marine transportation  . . . . . . . .      23,402    25,105    24,832
   Depreciation and amortization  . . . .      58,390    51,798    41,181
   General and administrative . . . . . .       9,569     9,252    11,726
                                              223,919   196,379   192,363

OPERATING INCOME  . . . . . . . . . . . .      55,195    49,072    35,047

OTHER INCOME (EXPENSE)
   Interest income  . . . . . . . . . . .       6,310     5,252     2,816
   Interest expense . . . . . . . . . . .     (16,564)  (13,377)   (9,917)
   Income from equity affiliates  . . . .         200       607       432
   Other, net . . . . . . . . . . . . . .       2,198    (1,233)      (27)
                                               (7,856)   (8,751)   (6,696)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES, MINORITY INTEREST
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE   . . . . . . . . . . . . . . .      47,339    40,321    28,351
PROVISION FOR INCOME TAXES  . . . . . . .      (3,397)   (3,759)   (5,942)
MINORITY INTEREST   . . . . . . . . . . .      (2,179)   (2,984)   (6,932)
INCOME FROM CONTINUING OPERATIONS . . . .      41,763    33,578    15,477
INCOME FROM DISCONTINUED OPERATIONS   . .       6,296     3,593     3,556
INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE  . . . . . . . . . .      48,059    37,171    19,033
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF MINORITY INTEREST   . . . . . .          --        --    (2,542)
NET INCOME  . . . . . . . . . . . . . . .      48,059    37,171    16,491
PREFERRED STOCK DIVIDEND REQUIREMENTS   .          --    (2,135)   (4,260)
INCOME APPLICABLE TO COMMON STOCK . . . .    $ 48,059  $ 35,036  $ 12,231

INCOME PER COMMON SHARE:
   Continuing operations  . . . . . . . .    $    .69  $    .55  $    .28
   Discontinued operations  . . . . . . .         .10       .06       .09
   Cumulative effect of accounting change          --        --      (.07)
                                             $    .79  $    .61  $    .30

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . .      60,527    57,843    40,325


 The accompanying notes are an integral part of these financial statements.



                       ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (in thousands)


                                                                                             Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                     1995             1994             1993
                                                                                   --------         --------         --------
OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 48,059         $ 37,171         $ 16,491
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . .            58,390           51,798           27,556
        Deferred income tax provision (benefit)   . . . . . . . . . . . .              (431)            (878)           3,199
        Amortization of other assets  . . . . . . . . . . . . . . . . . .             3,383            3,205            2,627
        Gain on sale of discontinued operations   . . . . . . . . . . . .            (5,161)              --           (2,122)
        Net cash provided by discontinued operations  . . . . . . . . . .               135            2,859            3,626
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,221)           2,689            1,422
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable   . . . . . . . . .           (23,438)          11,964           13,851
           (Increase) decrease in prepaid expenses and other  . . . . . .             4,314           (7,546)          (2,113)
           Increase (decrease) in accounts payable  . . . . . . . . . . .            (3,834)           5,287           (1,781)
           Increase (decrease) in accrued and other liabilities   . . . .             4,369            2,668           (6,366)
              Net cash provided by operating activities   . . . . . . . .            84,565          109,217           56,390

INVESTING ACTIVITIES
    Additions to property and equipment   . . . . . . . . . . . . . . . .          (143,230)        (150,358)         (81,796)
    Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . .                --               --           36,819
    Net proceeds from sales of discontinued operations  . . . . . . . . .            11,790              652           12,275
    (Purchase) sale of short-term investments, net  . . . . . . . . . . .               869           (5,869)              --
    Proceeds from disposition of assets   . . . . . . . . . . . . . . . .             1,125           23,160              372
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,383)          (1,835)          (4,889)
              Net cash used by investing activities   . . . . . . . . . .          (131,829)        (134,250)         (37,219)

FINANCING ACTIVITIES
    Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .            24,043          114,698          159,113
    Reduction of long-term borrowings   . . . . . . . . . . . . . . . . .           (40,749)         (64,641)         (72,364)
    Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . .            (7,211)          (2,426)              --
    Preferred stock dividends   . . . . . . . . . . . . . . . . . . . . .                --           (2,135)          (4,260)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               394             (668)             921
              Net cash provided (used) by financing activities  . . . . .           (23,523)          44,828           83,410

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (70,787)          19,795          102,581
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . . . .           147,851          128,056           25,475
CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . . . . . .          $ 77,064         $147,851         $128,056

The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

  ORGANIZATION AND BASIS OF PRESENTATION

     ENSCO International Incorporated (the "Company"), a Delaware corporation, was incorporated in August 1987, and is the successor by merger to Blocker Energy Corporation. At the Company's Annual Meeting of Stockholders held on May 23, 1995, the stockholders approved the change in the name of the Company from Energy Service Company, Inc. to ENSCO
International Incorporated. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's investments in 50% or less owned affiliates are accounted for under the equity method. See Note 4 "Investment in Equity Affiliate." All significant intercompany accounts and transactions have been eliminated.

     In August 1993, the Company completed the step acquisition (the "Penrod Acquisition") of Penrod Holding Corporation ("Penrod"). See Note 2 "Acquisition." The Company has included the income from continuing operations of Penrod in its consolidated statement of income beginning January 1, 1993 and has presented the preacquisition earnings related to the 64% of Penrod which it did not own prior to August 1993 as Minority Interest.

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

  FOREIGN CURRENCY TRANSLATION

     The U.S.  dollar is  the functional  currency of the  majority of  the
Company's   foreign  subsidiaries.  The   financial  statements   of  these
subsidiaries, as well as the financial statements of certain foreign subsidiaries that operate in highly inflationary economies, are remeasured



in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process applicable to these foreign subsidiaries are reflected in the consolidated statement of income. Translation losses were $422,000, $1.3 million and $1.4 million for the years ended December 31, 1995, 1994 and 1993, respectively.

  SHORT-TERM INVESTMENTS

     Short-term investments are comprised of debt instruments having maturities of greater than three months and less than one year at the date of purchase and are stated at cost due to the Company's intent and ability to hold the investments to maturity. The aggregate fair value of short-term investments at December 31, 1995 approximates cost. As of December 31, 1995, short-term investments consisted of debt instruments issued by U.
S. government agencies.

  PROPERTY AND EQUIPMENT

     Depreciation on drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight line method over estimated useful lives ranging from 4 to 15 years. Depreciation for other equipment and for buildings and improvements is computed using the straight line method over estimated useful lives ranging from 2 to 6 years and 2 to 30 years, respectively. Depreciation on drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 10 to 15 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle.

     In connection with the Company's rig upgrade program in 1995, the remaining useful lives of certain of the Company's jackup rigs, for which major enhancements were performed, has been extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. The effect of this change in estimate was to increase net income for the year ended December 31, 1995 by $892,000, or $.01 per share.

     Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

  GOODWILL

     Goodwill arising from the acquisition of Penrod in 1993 and Argosy Offshore, Ltd. in 1991 is amortized on the straight-line basis over periods of 40 years and 10 years, respectively. See Note 2 "Acquisition." During 1995, goodwill from the Penrod Acquisition was reduced primarily for adjustments to deferred taxes. See Note 11 "Income Taxes." Goodwill, net of accumulated amortization, was $7.3 million and $21.2 million at December 31, 1995 and 1994, respectively, and is included in Other Assets.



  IMPAIRMENT OF ASSETS

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which did not have an impact upon the Company. As required, the Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, based upon expectations of undiscounted cash flows and operating income.

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

  MINORITY INTEREST

     ENSCO Drilling (Caribbean), Inc. ("Caribbean") has been included in the Company's consolidated financial statements for all years presented. In March 1995, the Company purchased an additional 15% equity interest in Caribbean from the minority shareholder. The purchase, which was effective January 1, 1995, increased the Company's ownership interest in Caribbean from 70% to 85%. In consideration for the additional 15% interest in Caribbean acquired, the Company makes payments to the minority shareholder that are based upon, in general, the utilization of existing Caribbean rigs. In addition, in the event of a future sale of any rigs currently owned by Caribbean, the minority shareholder is entitled to an additional 15% of the net proceeds upon sale. The minority shareholders' interest included in the Company's consolidated balance sheet at December 31, 1995 and 1994 was $5.2 million and $4.1 million, respectively, and is included in Other Liabilities.

     The Company's consolidated financial statements include Penrod, which was a 36% owned affiliate prior to the Company's acquisition of the remaining interest in August 1993. See Note 2 "Acquisition." Minority interest expense for the year ended December 31, 1993 included $4.5 million related to the preacquisition earnings of Penrod.

  PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.




  INCOME PER COMMON SHARE

     Income per common share has been computed based on the weighted average number of common shares outstanding during the applicable period after recognition of minority interest charges and preferred stock dividend requirements. All weighted average share and per share amounts have been restated to reflect the one share for four shares reverse stock split
("reverse stock split") which was effective June 1, 1994. See Note 8 "Stockholders' Equity."

  RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

2.    ACQUISITION
      -----------

     In August 1993, the Company acquired the remaining 64% of the common stock of Penrod not then beneficially owned by the Company. In exchange for the common stock of Penrod, the Company issued 25.5 million net shares (102.1 million net shares prior to the reverse stock split) of its common stock valued at approximately $227.9 million. The exchange was based upon one common share of the Company's common stock (after the reverse stock split) for each share of Penrod common stock.

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

3.    PROPERTY AND EQUIPMENT
      ----------------------

     Property and equipment at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                1995       1994
                                              --------   --------

           Drilling rigs and equipment  . .   $713,311   $562,722
           Marine vessels . . . . . . . . .     77,795     66,729
           Other  . . . . . . . . . . . . .     11,154      9,871
           Work in progress . . . . . . . .     16,006     13,251
                                              --------   --------
                                              $818,266   $652,573
                                              ========   ========


     In March 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller, which is expected to terminate in February 1996. The purchase price consisted of $12.8 million paid at closing and an additional $13.0 million to be paid at the end of the bareboat charter period.

     In November 1995, the Company purchased the remaining 50% interest in a jackup rig from its joint venture partner in Mexico. See Note 4 "Investment in Equity Affiliate." In December 1995, the Company purchased six supply vessels in two separate transactions for aggregate consideration of $8.8 million. Four of the supply vessels acquired were previously operated under operating lease agreements. See Note 5 "Leases." The Company's additions to property and equipment for the year ended December 31, 1995 also included $109.7 million in connection with major modifications and enhancements of rigs and vessels.

     In February 1994, the Company purchased two jackup rigs located in the North Sea and simultaneously entered into bareboat charter agreements with the seller, which were terminated on December 31, 1994. The purchase price consisted of $50.0 million paid at closing, $4.2 million which was credited against the bareboat charter payments during the fourth quarter of 1994 and $1.8 million paid in December 1994 upon termination of the bareboat charter contracts.

     The Company's additions to property and equipment for the years ended December 31, 1994 and 1993 included $62.2 million and $65.7 million, respectively, in connection with the construction of eight barge drilling rigs, of which four were delivered to Venezuela in March through June of 1993 and the remaining four were delivered to Venezuela in July through September of 1994. The rigs immediately commenced operations under five-year drilling contracts with Lagoven, S.A. ("Lagoven"), an affiliate of the Venezuelan national oil company. The contracts afford Lagoven the option to buy the barge drilling rigs during or at the end of the five-year contracts.

     In November and December of 1994, the Company sold three of its land rigs and related equipment located in the Middle East for $7.5 million. In June 1994, the Company completed the sale of its United States land rig operations consisting of twelve land rigs and related equipment, as well as an office building and yard, for $15.5 million, consisting of cash, a promissory note and receivables. No significant gains or losses resulted from the 1994 land rig sales. In November 1993, the Company transferred three inactive land rigs to work in progress in connection with the construction of four barge drilling rigs which began operating in July through September of 1994 in Venezuela. The rigs had a net book value of $6.8 million at the date of transfer to work in progress.

4.    INVESTMENT IN EQUITY AFFILIATE
      ------------------------------

     Investment  in  equity  affiliate  at  December  31,  1994   consisted
primarily of the  Company's 50% interest  in a joint  venture that owned  a
jackup rig  operating in  the territorial  waters of Mexico.   In  November
1995, the joint venture was effectively dissolved and the Company purchased
the   joint  venture  partner's  interest  in  the  jackup  rig  for  total
consideration  of  $4.2 million.   The  Company's  investment in  the joint
venture of $6.6 million, at the date of the purchase, was reclassified to



property and equipment in the Company's consolidated balance sheet. For the years ended December 31, 1995, 1994 and 1993, the Company recorded income of $200,000, $700,000 and $561,000, respectively, in Income from Equity Affiliates from its beneficial ownership in the joint venture. The Company received distributions from the joint venture of $425,000 in 1995 and $2.2 million in 1994, of which $1.1 million of the 1994 distribution represented a return of capital. No distributions were received from the joint venture in 1993.

5.   LEASES
     ------

     The Company is obligated under leases for certain of its offices and equipment. In December 1995, the Company purchased four supply vessels which were previously operated pursuant to ten-year operating lease agreements. See Note 3 "Property and Equipment."

     Rental expense relating to operating leases was $3.1 million, $3.3 million and $3.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $2.7 million in 1996; $2.4 million in 1997; $1.9 million in 1998; $1.3 million in 1999; $680,000 in 2000 and $100,000 thereafter.

6.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 1995 and 1994 consists of the following (in thousands):

                                                    1995       1994
                                                  --------   --------
     Secured term loans
         (non-recourse to the Company)  . . .     $102,709   $127,799
     Secured term loans . . . . . . . . . . .       88,544     75,417
                                                  --------   --------
                                                   191,253    203,216
     Less current maturities  . . . . . . . .      (32,052)   (40,750)
                                                  --------   --------
     Total long-term debt . . . . . . . . . .     $159,201   $162,466
                                                  ========   ========

     A subsidiary of the Company entered into two financing arrangements, totalling $143.0 million, with a subsidiary of a Japanese corporation in connection with the construction of eight barge drilling rigs delivered to Venezuela in 1993 and 1994. The financing arrangements consist of eight secured term loans, one for each barge drilling rig. The eight secured term loans bear interest at an average fixed rate of 8.17% and are each repayable in 60 equal monthly installments of principal and interest ending in mid-1998 through the first part of 2000. The term loans are each secured by a specific barge drilling rig, which had a combined net book value of $124.2 million at December 31, 1995, and the charter contract on each rig. The secured term loans are expected to be repaid from the cash flow generated by the eight barge drilling rigs and are without recourse to the Company.



     In September 1995, the Company amended and restated its original $100.0 million loan arrangement, which consisted of a $60.0 million secured term loan and a $40.0 million revolving line of credit, with a group of large international banks. The amended and restated facility is structured as a $130.0 million, six year, revolving credit facility ("Facility"), of which $66.0 million was drawn as of December 31, 1995. The Company incurs a 0.5% annual commitment fee on the undrawn portion of the Facility. Availability under the Facility is reduced by $6.0 million on a semi-annual basis with the remaining outstanding balance due in October 2001. The Facility carries a floating interest rate tied to London InterBank Offered Rates ("LIBOR") for which the margin on the Facility may increase by up to 0.5% based upon the Company's debt ratio. As of December 31, 1995, the interest rate on the Facility was 7.16% per annum. The Company has entered into interest rate swap agreements with two of the lender banks that effectively change the interest rate on $32.0 million of the outstanding Facility from a floating rate to a fixed rate of 7.48%, absent any increase in the margin level of the Facility associated with the Company's debt ratio, through October 2000. In January 1996, the Company entered into another interest rate swap agreement, effective April 1996, with one of the lender banks that effectively changes the interest rate on an additional $16.0 million of the outstanding Facility from a floating rate to a fixed rate of 6.84%, absent any increase in the margin level of the Facility associated with the Company's debt ratio, through October 2000. The Facility is collateralized by certain of the Company's jackup rigs, which had a combined net book value of $278.8 million at December 31, 1995. The facility requires that the Company maintain specified minimum balances of cash and working capital, maintain certain operating cash flows and not exceed a certain debt to total asset ratio, and it includes certain limitations on dividends and requires that the appraised value of the rigs securing the facility exceed the amount drawn under the facility by a specified factor.

     In October 1993, the Company entered into a $25.0 million loan agreement with a financial institution. The seven year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 15, 2000. The term loan is collateralized by certain of the Company's marine transportation vessels which had a combined net book value of $38.5 million at December 31, 1995. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

     In December 1995, in connection with the purchase of four supply vessels that were previously leased, the Company entered into a $4.7 million loan agreement with the seller. The five year secured term loan bears interest at a fixed rate of 7.75% per annum, repayable in 20 equal quarterly installments ending January 2001. The term loan is collateralized by the four supply vessels purchased which had a combined net book value of $4.5 million at December 31, 1995.

     In March 1994, the Company redeemed its convertible subordinated debentures consisting of $5.1 million principal amount of 8.25% convertible subordinated debentures.



     The Company maintains legally restricted cash balances with a bank as collateral for a letter of credit issued by the bank related to an insurance arrangement. These restricted cash balances aggregated $1.3 million at December 31, 1995 and are included in prepaid expenses and other.

     Maturities of long-term debt are as follows: $32.1 million in 1996; $34.7 million in 1997; $29.5 million in 1998; $23.3 million in 1999; $5.5 million in 2000 and $66.2 million thereafter.

7.    PREFERRED STOCK
      ---------------

     In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible Exchangeable Preferred Stock ("$1.50 Preferred Stock"), which was also the number of shares outstanding at December 31, 1993. Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. Such conversion resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares which resulted in a cash payment of $799,000. Dividends on the $1.50 Preferred Stock were cumulative and payable quarterly when declared at a rate of $1.50 per annum per share.

8.   STOCKHOLDERS' EQUITY
     --------------------

     The Company's stockholders approved a one share for four shares reverse stock split of the Company's common stock at the Company's Annual Meeting of Stockholders held on May 24, 1994. All references in the financial statements to weighted average common shares outstanding, income per common share amounts and the 1994 share amounts in the table below have been restated to reflect the reverse stock split. The aggregate par value of the Company's common stock was reduced and additional paid-in capital was increased to reflect the decreased aggregate par value of the Company's common stock outstanding subsequent to the reverse stock split.

     In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of December 31, 1995, the Company had repurchased 800,800 shares of its common stock, of which 201,400 were repurchased in December 1994 and 599,400 shares were repurchased in the first half of 1995. No shares were repurchased in the second half of 1995. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

     At the Company's Annual Meeting of Stockholders held on August 10, 1993, the Company's stockholders approved an increase in the number of authorized shares of common stock ($.10 par value) of the Company from 62.5 million (250.0 million prior to the reverse stock split) to 125.0 million (500.0 million prior to the reverse stock split).



     In March 1988, in connection with borrowings under a secured loan facility, the Company issued warrants to purchase 625,000 shares (2.5 million shares prior to the reverse stock split) at prices between $15.00 and $18.00 per share ($3.75 and $4.50 per share prior to the reverse stock split). The warrants were extinguished in October 1993 at the time the secured loans were repaid.

     A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1995 is as follows (in thousands):


                                                                                                     RESTRICTED
                                                 COMMON STOCK         ADDITIONAL                       STOCK
                                          ------------------------      PAID-IN      ACCUMULATED     (UNEARNED      TREASURY
                                            SHARES         AMOUNT       CAPITAL        DEFICIT     COMPENSATION)      STOCK
                                          ---------      ---------     ---------     -----------   -------------    ---------
(in thousands)
BALANCE, December 31, 1992                 122,100       $ 12,210      $259,636      $(118,924)       $(6,546)      $ (2,634)
       Net income                               --             --            --         16,491             --             --
       Common stock issued under
         employee benefits plans, net          437             44         1,026             --            (55)          (351)
       Common stock issued
         in acquisition                    122,212         12,221       260,438             --             --        (44,828)
       Preferred stock dividends                --             --            --         (4,260)            --             --
       Amortization of unearned
         compensation                           --             --            --             --            987             --
       Reorganization adjustments               --             --           449             --             --             --
       Exercise/extinguishment
         of options/warrants                   248             25          (774)            --             --             --
BALANCE, December 31, 1993                 244,997         24,500       520,775       (106,693)        (5,614)       (47,813)
       Net income                               --             --            --         37,171             --             --
       Common stock issued under
         employee benefits plans, net          309             31         3,491             --           (941)        (2,401)
       Preferred stock dividends                --             --            --         (2,135)            --             --
       Amortization of unearned
         compensation                           --             --            --             --          1,037             --
       Conversion of preferred stock         5,013            501        69,677             --             --             --
       Repurchase of common stock               --             --            --             --             --         (2,426)
       Reverse stock split                (183,748)       (18,375)       18,375             --             --             --
BALANCE, December 31, 1994                  66,571          6,657       612,318        (71,657)        (5,518)       (52,640)
       Net income                               --             --            --         48,059             --             --
       Common stock issued under
         employee benefits plans, net          320             32         3,326             --           (857)        (1,286)
       Repurchase of common stock               --             --            --             --             --         (7,211)
       Amortization of unearned
         compensation                           --             --            --             --          1,112             --
BALANCE, December 31, 1995                  66,891       $  6,689      $615,644      $ (23,598)       $(5,263)      $(61,137)

/TABLE

   Foreign currency translation adjustments, which are accumulated as a separate component of stockholders' equity, result from changes in the exchange rate of certain foreign subsidiaries which maintain their financial statements in the local currency. Translation adjustment activity was insignificant for all years presented.

   On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitles its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued from March 6, 1995 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.

9.    EMPLOYEE BENEFIT PLANS
      ----------------------

  EMPLOYEE STOCK OPTIONS

   The Company has an employee stock option plan as part of the ENSCO Incentive Plan (the "Incentive Plan"). The maximum number of shares with respect to which awards may be made pursuant to the Incentive Plan is 6.3 million. Of the 6.3 million shares, a minimum of 625,000 are reserved for issuance of incentive stock grants and a minimum of 625,000 are reserved for issuance as profit sharing grants.


   The exercise price of stock options under the Incentive Plan is the fair market value of the stock at the date the option is granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants. Non-qualified options are generally exercisable one year after grant. Incentive stock options generally become exercisable in 25% increments over a four-year period. To the extent not exercised, options expire generally on the fifth anniversary of the date of grant.

   A summary of stock option transactions, restated for the reverse stock split, under the Incentive Plan is as follows (in thousands, except per share amounts):

       Outstanding December 31, 1992  . . . . . . .        1,046
            Granted ($12.00 per share)  . . . . . .          310
            Exercised ($4.75 to $11.00 per share)            (89)
            Forfeited   . . . . . . . . . . . . . .         (192)
       Outstanding December 31, 1993  . . . . . . .        1,075
            Granted ($15.69 per share)  . . . . . .          213
            Exercised ($4.75 to $16.00 per share)           (244)
            Forfeited   . . . . . . . . . . . . . .          (39)
       Outstanding December 31, 1994  . . . . . . .        1,005
            Granted ($16.31 per share)  . . . . . .          512
            Exercised ($4.75 to $15.69 per share)           (262)
            Forfeited   . . . . . . . . . . . . . .         (134)
       Outstanding December 31, 1995  . . . . . . .        1,121

    At December 31, 1995, 377,000 options were exercisable at prices ranging from $4.75 to $15.69 per share. Under the Incentive Plan, 2.3 million shares were available for grant as options or incentive grants at December 31, 1995.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt SFAS No. 123 in 1996 and currently expects to continue to account for its employee stock options in accordance with the provisions of Opinion 25.

  INCENTIVE STOCK GRANTS

    Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the Incentive Plan through February 8,
1998.   Shares of  common stock subject  to incentive grants  shall vest on such a basis as determined by a committee of the Board of Directors. Through 1995, incentive stock grants for 1.2 million shares of common stock were granted, of which 637,250 were vested at December 31, 1995. During 1995, 1994 and 1993, incentive stock grants for 52,500 shares, 60,000 shares and 12,500 shares (50,000 shares prior to the reverse stock split), respectively, were granted. During 1993, 10,000 shares (40,000 shares


prior to the reverse stock split) were forfeited. The remaining outstanding incentive stock grants vest as follows: 94,750 in each of the years 1996 through 1998, 92,250 in each of the years 1999 and 2000, 11,250 in each of the years 2001 through 2004 and 5,250 in 2005. The Company charged $1.1 million, $1.0 million and $1.0 million to operations in each of the years 1995, 1994 and 1993, respectively, related to incentive stock grants. The unvested portion of the incentive stock grants is classified in the Stockholders' Equity section of the consolidated balance sheet as Restricted Stock (Unearned Compensation).

  SAVINGS PLAN

    The Company has a profit sharing plan (the "ENSCO Savings Plan") which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions for the years ended December 31, 1995, 1994 and 1993 of $1.7 million, $1.1 million and $500,000, respectively.

    The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set annually by the Company's Board of Directors. Matching contributions totalled $702,000, $307,000 and $64,000 in 1995, 1994 and 1993,
respectively. The Company has reserved 500,000 shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

  SELECT EXECUTIVE RETIREMENT PLAN

    The Company implemented the Select Executive Retirement Plan (the "SERP") effective April 1, 1995 to provide a tax deferred savings plan for certain highly compensated employees whose participation in the 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is an unfunded plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts, if any, under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totalled $22,000 in 1995 and the SERP liability of $139,000 is included in Other Liabilities at December 31, 1995.

  EMPLOYEE RETIREMENT PLAN

    Eligible  former  Penrod  employees participate  in  a  noncontributory
defined benefit employee  retirement plan.   However, the  plan was  frozen
effective December 31,  1990.  Accordingly, no  additional participants may join the plan and no additional benefits have been accrued for participants subsequent to December 31, 1990. The Company's policy is to fund the plan based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and tax considerations. The Company has recorded a plan termination liability,  net of plan assets, of $4.5  million, which is
included in Other Liabilities at December 31, 1995.   Management intends to
terminate the plan when it is in the best financial interest of the Company



by purchasing annuities or otherwise providing for participants under the plan. Net periodic pension expense for all years presented was insignificant. The Company does not expect to incur any future charges or additional liabilities in connection with the plan prior to its termination.

  EMPLOYEE STOCK PURCHASE PLAN

    Under the terms of the Company's employee stock purchase plan (the "Stock Purchase Plan"), eligible employees could acquire shares of common stock through payroll deductions of not more than 10% of their base annual compensation. The price at which shares were purchased was 85% of the lower of the fair market value for such shares on the first or last day of each plan year. The Stock Purchase Plan was terminated effective June 30, 1993. For the 1993 plan year, 4,585 shares (18,340 shares prior to the reverse stock split) were sold at $3.84 per share ($.96 per share prior to the reverse stock split).

10.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     ---------------------------------------------------

    Effective January 1, 1993, Penrod adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the accrual, during the year the employee renders the service, of the estimated cost of providing postretirement non-pension benefit payments. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. Penrod elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect, after taxes and minority interest, on the Company resulting from Penrod's adoption of SFAS No. 106 was $2.5 million ($.07 per share after the reverse stock split). Effective January 1, 1994, the Company's medical plan was amended such that eligible Penrod retirees and eligible future retirees of the Company could participate in the Company's medical plan. Retirees participating in the Company's medical plan make contributions to the plan at a level that is intended to fund the cost of all retiree medical claims. The Company's current and contemplated employee benefit plans do not require the recognition of a liability for postretirement benefits under SFAS No. 106.

11.  INCOME TAXES
     ------------

    The Company had income of $33.2 million, $26.8 million and $8.2 million from its operations before income taxes in the United States and income of $14.1 million, $13.5 million, and $20.2 million from its operations before income taxes in foreign countries for the years ended December 31, 1995, 1994 and 1993, respectively.



    The provisions for income taxes for the years ended December 31, 1995, 1994 and 1993 are summarized as follows (in thousands):

                                                                    1995         1994         1993
                                                                   -------      -------      -------

       Current:
             Federal  . . . . . . . . . . . . . . . . . . .        $ 1,340      $ 1,047      $   495
             Foreign  . . . . . . . . . . . . . . . . . . .          2,488        3,591        1,898
                  Total current . . . . . . . . . . . . . .          3,828        4,638        2,393

       Deferred:
             Federal  . . . . . . . . . . . . . . . . . . .            900         (650)          --
             Foreign  . . . . . . . . . . . . . . . . . . .          5,169        2,771        3,100
                  Total deferred  . . . . . . . . . . . . .          6,069        2,121        3,100
       Effect of enacted rate change on pre quasi-
         reorganization net operating loss carryforwards  .             --           --          449
       Deferred tax asset valuation allowance . . . . . . .         (6,500)      (3,000)          --
             Total  . . . . . . . . . . . . . . . . . . . .        $ 3,397      $ 3,759      $ 5,942

    Deferred income tax assets (liabilities) as of December 31, 1995 and 1994 are summarized as follows (in thousands):

                                                                   1995          1994
                                                                 ---------    ---------
       Deferred income tax benefits:
             Net operating loss carryforwards . . . . . . .      $  84,884     $104,151
             Liabilities not deductible for tax purposes  .          3,382        3,251
             Safe harbor leases . . . . . . . . . . . . . .          5,805        6,474
             Investment tax credit carryforward . . . . . .          2,683        3,584
             Unfunded pension liability . . . . . . . . . .          1,560        1,785
             Other  . . . . . . . . . . . . . . . . . . . .          3,651        2,743
             Gross deferred tax assets  . . . . . . . . . .        101,965      121,988
             Less:  Valuation allowance . . . . . . . . . .         (9,972)     (47,936)
             Deferred tax assets, net of valuation
               allowance  . . . . . . . . . . . . . . . . .         91,993       74,052

       Deferred tax liabilities:
             Property . . . . . . . . . . . . . . . . . . .       (100,380)     (92,477)
             Tax gain recognized on transfer of assets  . .           (587)      (4,052)
             Other  . . . . . . . . . . . . . . . . . . . .         (1,863)        (638)
             Gross deferred tax liabilities . . . . . . . .       (102,830)     (97,167)
                 Net deferred tax liabilities . . . . . . .      $ (10,837)    $(23,115)

       Net current deferred tax asset (liability) . . . . .      $   9,663     $   (126)
       Net noncurrent deferred tax asset  . . . . . . . . .          6,300           --
       Net noncurrent deferred tax liability  . . . . . . .        (26,800)     (22,989)
                 Net deferred tax liability . . . . . . . .      $ (10,837)    $(23,115)
/TABLE

    The valuation allowance decreased by $38.0 million in 1995, of which $13.3 million was recorded as an adjustment to goodwill, and by $13.7 million in 1994, of which $1.6 million was recorded as an adjustment to goodwill, due to the expected utilization of net operating losses that were previously projected to expire unutilized. As of December 31, 1995, the Company expects to realize the full benefit of all of the net operating loss carryforwards of Penrod that originated prior to the Penrod Acquisition. Any future adjustments to the valuation allowance related to the projected utilization or nonutilization of the net operating loss carryforwards of Penrod that originated prior to the Penrod Acquisition will be allocated to goodwill.

    The consolidated effective income tax rate for the years ended December 31, 1995, 1994 and 1993 differs from the United States statutory income tax rate as follows:

                                                1995     1994     1993
                                               ------   ------   ------

    Statutory income tax rate . . . . . . .     35.0%    35.0%    35.0%
    Utilization of net operating loss
        carryforwards . . . . . . . . . . .    (26.7)   (30.3)    (9.4)
    Change in valuation allowance . . . . .    (13.7)    (7.4)       -
    Foreign taxes   . . . . . . . . . . . .      7.8      9.8     (7.2)
    Alternative minimum tax . . . . . . . .      2.8      2.6        -
    Enacted future rate change  . . . . . .        -        -      1.6
    Other . . . . . . . . . . . . . . . .        2.0     (0.4)     1.0

    Effective income tax rate . . . . . . .      7.2%     9.3%    21.0%

    At December 31, 1995, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $236.0 million and $166.2 million, respectively, and investment tax credit and minimum tax credit carryforwards of $2.7 million and $1.5 million, respectively. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire from 1999 through 2007, and the investment tax credit carryforwards expire from 1996 through 2000. The minimum tax credit carryforwards do not expire. As a result of the Penrod Acquisition, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

    It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1995 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.



12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

    At December 31, 1995, there were no other contingencies, claims, or lawsuits against the Company which, in the opinion of management, would have a material effect on its financial condition or results of operations.

    In mid-January 1996, one of the Company's jackup rigs located in the U.S. Gulf of Mexico experienced damage as it was preparing to jack up on a new location. The jackup rig was mobilized to a shipyard where it is currently undergoing repairs and is expected to be available for work in mid-1996. The Company is fully insured for damage to, loss of, and/or salvage operations related to the jackup rig and the Company expects that all such costs incurred will be recoverable from its insurance coverage.

13.  SEGMENT INFORMATION
     -------------------

    Contract drilling and marine transportation are the Company's operating segments. The Company's contract drilling segment is currently comprised of 24 offshore jackup rigs, of which 18 are located in the U.S. Gulf of Mexico and six in the North Sea, and 10 barge drilling rigs located in Venezuela. The marine transportation segment currently consists of 37 vessels, all of which are located in the U.S. Gulf of Mexico. The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide expenditures for oil and gas drilling, particularly in the U.S. Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of
oil and natural gas.



    The following shows industry segment and geographic region information for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                               INDUSTRY SEGMENT
                                               ------------------------------------------------
                                                               MARINE
                                                CONTRACT       TRANS-     CORPORATE
                                                DRILLING     PORTATION     & OTHER       TOTAL
                                               ---------     ---------    ---------    --------
1995
----
Revenues  . . . . . . . . . . . . . . .        $240,775      $ 38,339     $     --     $279,114
Operating income (loss) . . . . . . . .          48,022         7,848         (675)      55,195
Income from equity affiliate  . . . . .             200            --           --          200
Identifiable assets . . . . . . . . . .         649,503        66,685      105,263      821,451
Capital expenditures  . . . . . . . . .         135,137         7,167          926      143,230
Depreciation and amortization . . . . .          52,160         5,820          410       58,390

1994
----
Revenues  . . . . . . . . . . . . . . .        $207,781      $ 37,670     $     --     $245,451
Operating income (loss) . . . . . . . .          44,597         5,455         (980)      49,072
Income (loss) from equity affiliates  .             700           (93)          --          607
Identifiable assets . . . . . . . . . .         553,205        56,142      155,881      765,228
Capital expenditures  . . . . . . . . .         142,848         6,951          559      150,358
Depreciation and amortization . . . . .          45,421         5,815          562       51,798

1993
----
Revenues  . . . . . . . . . . . . . . .        $192,120      $ 35,290     $     --     $227,410
Operating income (loss) . . . . . . . .          34,921         3,458       (3,332)      35,047
Income (loss) from equity affiliates  .             561          (129)          --          432
Identifiable assets . . . . . . . . . .         532,045        59,210       89,714      680,969
Capital expenditures  . . . . . . . . .          79,664         1,920          212       81,796
Depreciation and amortization . . . . .          34,452         5,449        1,280       41,181

/TABLE

                                                                            GEOGRAPHIC REGION
                                               ------------------------------------------------------------------------
                                                 NORTH         SOUTH        NORTH    MIDDLE EAST    CORPORATE
                                                AMERICA       AMERICA        SEA       & OTHER       & OTHER     TOTAL
                                               ---------     ---------    ---------  -----------    ---------   --------
1995
----
Revenues  . . . . . . . . . . . . . . .        $157,614       $ 61,975    $ 59,525     $    --      $     --    $279,114
Operating income (loss) . . . . . . . .          23,061         26,538       7,040        (769)         (675)     55,195
Income from equity affiliate. . . . . .             200             --          --          --            --         200
Identifiable assets . . . . . . . . . .         358,552        152,785     201,772       3,079       105,263     821,451

1994
----
Revenues  . . . . . . . . . . . . . . .         $155,118      $ 52,532    $ 30,635     $ 7,166      $     --    $245,451
Operating income (loss) . . . . . . . .           28,838        20,954       4,868      (4,608)         (980)     49,072
Income (loss) from equity affiliates  .              700            --          --         (93)           --         607
Identifiable assets . . . . . . . . . .          330,733       163,042     104,669      10,903       155,881     765,228

1993
----
Revenues  . . . . . . . . . . . . . . .         $146,610      $ 42,628    $ 27,384     $10,788      $     --    $227,410
Operating income (loss) . . . . . . . .           28,710        15,108      (1,364)     (4,075)       (3,332)     35,047
Income (loss) from equity affiliates  .              561            --          --        (129)           --         432
Identifiable assets . . . . . . . . . .          388,133       121,254      59,678      22,189        89,715     680,969


     Identifiable assets excluded net assets of discontinued operations of $7.9 million and $8.3 million at December 31, 1994 and 1993, respectively.

     During 1995, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $62.0 million, or 22% of total revenues, all of which was from the contract drilling segment. Revenues from another customer were $34.3 million, or 12% of total revenues, all of which was from the contract drilling segment.

     During 1994, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $48.2 million, or 20%, of total revenues, all of which was from the contract drilling segment. Revenues from another customer were $35.1 million, or 14%, of total revenues. Of such amount, $33.7 million was from the contract drilling segment and $1.4 million was from the marine transportation segment.

     During 1993, revenues from one customer were $29.0 million, or 13% of total revenues, all of which was from the contract drilling segment.

14.  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     During 1993, the Company recorded $500,000 of Other Income related to fees received from a partnership, owned 42% by the Company, for management services provided by the Company.



     The Company paid or accrued legal fees to a firm of which a director of the Company was a partner in 1993 totalling $369,000. The Company has a $675,000 note receivable from a director of the Company in connection with the sale of 168,750 shares (675,000 shares prior to the reverse stock split) of restricted common stock in 1988. The note, which may be settled at a formula price in shares of restricted stock of the Company purchased by the director, is due July 1997 and is noninterest bearing as long as the payor remains a director of the Company. At December 31, 1995 and 1994, the note was recorded as a reduction of additional paid-in capital.

15.  SUPPLEMENTAL FINANCIAL INFORMATION
     ----------------------------------

     CONSOLIDATED  BALANCE  SHEET  INFORMATION.         Accounts and  notes
receivable, net at December 31, 1995 and 1994 consists of the following (in thousands):
                                                     1995     1994
                                                    -------  -------

          Trade . . . . . . . . . . . . . . . . .   $55,993  $33,865
          Other . . . . . . . . . . . . . . . . .     5,268    3,396
                                                    -------  -------
                                                     61,261   37,261
          Allowance for doubtful accounts . . . .      (465)    (782)
                                                    -------  -------
                                                    $60,796  $36,479
                                                    =======  =======

     Prepaid expenses and other at December 31, 1995 and 1994 consists of the following (in thousands):
                                                     1995     1994
                                                    -------  -------

          Tax asset . . . . . . . . . . . . . . .   $ 9,663  $     -
          Prepaid expenses  . . . . . . . . . . .     6,319    5,183
          Inventory . . . . . . . . . . . . . . .     2,259    2,859
          Other . . . . . . . . . . . . . . . . .     4,652    9,551
                                                    -------  -------
                                                    $22,893  $17,593
                                                    =======  =======

     Accrued liabilities at December 31, 1995 and 1994 consists of the following (in thousands):
                                                     1995     1994
                                                    -------  -------

          Operating expenses  . . . . . . . . . .   $14,740  $ 8,081
          Deferred purchase payment . . . . . . .    13,000        -
          Payroll . . . . . . . . . . . . . . . .     7,957    6,337
          Taxes . . . . . . . . . . . . . . . . .     3,592    6,157
          Insurance . . . . . . . . . . . . . . .     2,837    6,789
          Other . . . . . . . . . . . . . . . . .     3,694    5,859
                                                    -------  -------
                                                    $45,820  $33,223
                                                    =======  =======



     CONSOLIDATED  STATEMENT  OF  INCOME  INFORMATION.     Maintenance  and
repairs and taxes, other than payroll and income taxes, for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                               1995     1994     1993
                                              -------  -------  -------

          Maintenance and repairs . . . .     $18,203  $17,637  $21,564
          Taxes, other than payroll and
            income taxes  . . . . . . . .         967      666      838

     CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION. The 1995 consolidated statement of cash flows excludes noncash activities related to a deferred purchase payment on a jackup rig acquired as described in Note 3 "Property and Equipment," the transfer of the Company's investment in a joint venture to property and equipment as described in Note 4 "Investment in Equity Affiliate," the incurrence of long-term debt associated with the purchase of four supply vessels as described in Note 6 "Long-Term Debt," adjustments to goodwill as described in Note 11 "Income Taxes" and consideration received related to the sale of the Company's technical services segment as described in Note 16 "Discontinued Operations."
Noncash activities in 1994, which have also been excluded from the consolidated statement of cash flows, consisted of consideration received related to the sale of the United States land rig operations as described in Note 3 "Property and Equipment," the conversion of the $1.50 Preferred Stock into common stock of the Company as described in Note 7 "Preferred Stock" and an adjustment to goodwill as described in Note 11 "Income Taxes." Noncash activities were insignificant in 1993.

     Cash paid for interest and income taxes for the years ended December 31, 1995, 1994 and 1993 is as follows (in thousands):

                                                1995     1994     1993
                                              -------  -------  -------
          Interest  . . . . . . . . . . .     $15,078  $ 9,940  $ 5,682
          Income taxes  . . . . . . . . .       5,006    3,104      232

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No.
107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values at December 31, 1995 and 1994 are as follows (in thousands):



                                                                           December 31, 1995            December 31, 1994
                                                                         ----------------------       ----------------------
                                                                                      Estimated                    Estimated
                                                                         Carrying       Fair          Carrying       Fair
                                                                          Amount        Value          Amount        Value
                                                                         --------     ---------       --------     ---------
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . .    $  5,000     $  5,000        $  5,869     $  5,862
Liabilities - long-term debt, including current maturities  . . . . .     191,253      191,358         203,216      200,557
Nonfinancial instruments - other liabilities  . . . . . . . . . . . .      17,393       17,393          13,203       13,203
Interest rate swaps - liability position  . . . . . . . . . . . . . .          --          408              --           --


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

OTHER LIABILITIES --- The estimated fair value of other liabilities is determined by discounting the expected future cash outflows relating to the other liabilities using long-term borrowing rates available to the Company.

INTEREST RATE SWAPS --- The estimated fair value of interest rate swaps is based on the difference in the present value of the floating rate future receipts and fixed rate future payments.

16.  DISCONTINUED OPERATIONS
     -----------------------

    TECHNICAL SERVICES OPERATIONS

    Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company. The sales price consisted of $11.8 million in cash, a promissory note for $3.6 million, a convertible promissory note for $2.5 million and the assumption of $1.9 million of liabilities. The promissory note and the convertible promissory note bear interest at prime and are repayable in equal annual principal installments over a five year period. Interest on the promissory note and the convertible promissory note is payable quarterly. The convertible promissory note may be exchanged, at the option of the Company, into equity of the purchaser.

    As a result of the sale, the Company's financial statements have been reclassified to present the net assets and operating results of the
Company's   technical  services  operations   segment  as   a  discontinued
operation.  Prior years have been reclassified for comparative purposes.



Included in the 1995 Income from Discontinued Operations is a gain on the sale discussed above of $5.2 million and income from operations for the nine months ended September 30, 1995 of $1.1 million. Revenues from the technical services operations were $13.4 million, $16.5 million and $18.8 million in 1995, 1994 and 1993, respectively.

    SUPPLY OPERATIONS

    In 1993, the Company completed a series of transactions that resulted in the sale of substantially all of the Company's supply business conducted by its wholly owned subsidiary ENSCO Tool and Supply Company. The Company sold substantially all of the assets of the international supply, tubular services and engineered products business lines of its supply operations segment on July 1, 1993. The sales price consisted of $1.0 million in cash and approximately $3.9 million in notes issued by the purchaser. The notes were repaid in full in December 1993. In a separate transaction consummated June 30, 1993, the Company sold all of the shares of capital stock of Petroil Services Corporation, ENSCO Tool and Supply (Peru) S.A. and the Egyptian American Technical Services Company owned by the Company for $5.0 million in cash. Additionally, substantially all of the Company's remaining supply operations segment real estate was sold in 1993 for approximately $2.4 million in cash, net of sales costs.

    As a result of these transactions, the Company's financial statements have been reclassified to present the net assets and operating results of the Company's supply operations segment as a discontinued operation. Included in the 1993 Income from Discontinued Operations is a gain on the sales discussed above of $2.1 million (which includes a provision of $1.3 million for operations during the phase out period which began July 1,
1993) and income from operations for the six months ended June 30, 1993 of $200,000. Revenues from the supply operations segment were $22.2 million in 1993. Substantially all of the remaining assets and liabilities of the supply business were sold, liquidated or settled in 1994.

17.  SUBSEQUENT EVENT
     ----------------

    On January 25, 1996, the Company entered into a letter of intent with DUAL DRILLING COMPANY ("Dual") under which the Company would acquire Dual,
subject  to certain  conditions.   Dual  operates  a fleet  of 20  offshore
drilling  rigs, including  10 jackup  rigs and  10 self-contained  platform
rigs.  Twelve  of Dual's rigs are located  in the U.S., with three   jackup
rigs  and seven platform rigs currently located  in the U.S. Gulf of Mexico
and  two platform rigs off the  coast of California.   The remainder of the
fleet operates in international waters, with rigs currently located offshore India, Mexico, Qatar, Indonesia and China. Under the proposed transaction, Dual's common stockholders would receive 0.625 shares of the Company's common stock for each share of Dual common stock, which would result in the issuance of approximately 9.9 million shares of the Company's
common stock.   The  Company expects  to account for  the combination  as a
purchase  acquisition.    The  transaction  is  subject   to  execution  of
definitive agreements,  approval by the stockholders of  Dual and requisite
governmental and other  approvals.   Subject to the  satisfaction of  these
conditions, closing of the transaction is expected before June 30, 1996.



18.  UNAUDITED QUARTERLY FINANCIAL DATA
     ----------------------------------

    A summary of unaudited quarterly consolidated financial information for 1995 and 1994 is as follows (in thousands, except per share amounts):


                                                     First       Second        Third      Fourth
                  1995                              Quarter      Quarter      Quarter     Quarter     Total
                  ----                              -------      -------      -------     -------    --------
Revenues
      Contract drilling . . . . . . . . . . . .     $53,900      $53,949      $61,162     $71,764    $240,775
      Marine transportation . . . . . . . . . .       7,230        8,476       10,631      12,002      38,339
                                                     61,130       62,425       71,793      83,766     279,114
Operating expenses
      Contract drilling . . . . . . . . . . . .      30,479       30,458       34,413      37,208     132,558
      Marine transportation . . . . . . . . . .       5,616        5,706        6,066       6,014      23,402
                                                     36,095       36,164       40,479      43,222     155,960
Operating margin  . . . . . . . . . . . . . . .      25,035       26,261       31,314      40,544     123,154
Depreciation and amortization . . . . . . . . .      13,546       14,307       14,702      15,835      58,390
General and administrative  . . . . . . . . . .       2,143        2,478        2,209       2,739       9,569
Operating income  . . . . . . . . . . . . . . .       9,346        9,476       14,403      21,970      55,195
Interest income . . . . . . . . . . . . . . . .       2,149        1,652          986       1,523       6,310
Interest expense  . . . . . . . . . . . . . . .      (4,391)      (4,104)      (3,912)     (4,157)    (16,564)
Other income  . . . . . . . . . . . . . . . . .         943          400          874         181       2,398
Income from continuing operations before
    income taxes and minority interest  . . . .       8,047        7,424       12,351      19,517      47,339
Provision for income taxes  . . . . . . . . . .         (39)        (145)      (1,242)     (1,971)     (3,397)
Minority interest . . . . . . . . . . . . . . .        (602)        (596)        (508)       (473)     (2,179)
Income from continuing operations . . . . . . .       7,406        6,683       10,601      17,073      41,763
Income from discontinued operations . . . . . .         216          401        5,679          --       6,296
Net income  . . . . . . . . . . . . . . . . . .     $ 7,622      $ 7,084      $16,280     $17,073    $ 48,059
Income per common share
      Continuing operations . . . . . . . . . .     $   .12      $   .11      $   .18     $   .28    $    .69
      Discontinued operations . . . . . . . . .         .01          .01          .09          --         .10
                                                    $   .13      $   .12      $   .27     $   .28    $    .79



                                                     First       Second        Third      Fourth
                  1994                              Quarter      Quarter      Quarter     Quarter     Total
                  ----                              -------      -------      -------     -------    --------
Revenues
      Contract drilling . . . . . . . . . . . .     $52,015      $54,048      $48,964     $52,754    $207,781
      Marine transportation . . . . . . . . . .       8,504        9,149       10,128       9,889      37,670
                                                     60,519       63,197       59,092      62,643     245,451
Operating expenses
      Contract drilling . . . . . . . . . . . .      27,296       28,607       26,606      27,715     110,224
      Marine transportation . . . . . . . . . .       5,400        5,736        7,441       6,528      25,105
                                                     32,696       34,343       34,047      34,243     135,329
Operating margin  . . . . . . . . . . . . . . .      27,823       28,854       25,045      28,400     110,122
Depreciation and amortization . . . . . . . . .      12,068       12,902       13,214      13,614      51,798
General and administrative  . . . . . . . . . .       2,151        2,342        2,160       2,599       9,252
Operating income  . . . . . . . . . . . . . . .      13,604       13,610        9,671      12,187      49,072
Interest income . . . . . . . . . . . . . . . .       1,062          929        1,267       1,994       5,252
Interest expense  . . . . . . . . . . . . . . .      (2,706)      (2,609)      (3,533)     (4,529)    (13,377)
Other income (expense)  . . . . . . . . . . . .         165         (653)         340        (478)       (626)
Income from continuing operations before
    income taxes and minority interest  . . . .      12,125       11,277        7,745       9,174      40,321
Provision for income taxes  . . . . . . . . . .      (1,175)      (1,047)        (685)       (852)     (3,759)
Minority interest . . . . . . . . . . . . . . .        (838)        (645)        (583)       (918)     (2,984)
Income from continuing operations . . . . . . .      10,112        9,585        6,477       7,404      33,578
Income from discontinued operations . . . . . .       1,285          950          296       1,062       3,593
Net income  . . . . . . . . . . . . . . . . . .      11,397       10,535        6,773       8,466      37,171
Preferred stock dividend requirements . . . . .      (1,065)      (1,065)          (5)       --        (2,135)
Income applicable to common stock . . . . . . .     $10,332      $ 9,470      $ 6,768    $  8,466    $ 35,036
Income per common share
      Continuing operations . . . . . . . . . .     $   .16      $   .15      $   .11    $    .12    $    .55
      Discontinued operations . . . . . . . . .         .02          .02          .01         .02         .06
                                                    $   .18      $   .17      $   .12    $    .14    $    .61

    The first and second quarter results for 1995 and also the 1994 results for all periods were reclassified to reflect the accounting for the technical services operation as a discontinued operation. The effect of this change had no impact upon net income, income applicable to common stock or income per common share. See Note 16 "Discontinued Operations."


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

    Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1995.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED AS PART OF THIS REPORT:

      (1) Financial Statements of ENSCO International Incorporated    Page

          Report of Independent Accountants - Price Waterhouse LLP     23
          Consolidated Balance Sheet  . . . . . . . . . . . . . . .    24
          Consolidated Statement of Income  . . . . . . . . . . . .    25
          Consolidated Statement of Cash Flows  . . . . . . . . . .    26
          Notes to Consolidated Financial Statements  . . . . . . .    27

      (2) Exhibits

          The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                            DOCUMENT
-----------                            --------

   * 3.1  -    Certificate of Incorporation of the Company, as amended.

     3.2  -    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1992, File No. 1-8097).

     3.3  -    Certificate of Designation  of $1.50 Cumulative  Convertible
               Exchangeable Preferred  Stock (incorporated by  reference to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988, File No. 1-8097).

     4.1  -    Purchase Agreement  dated March 28, 1988  among the Company,
               ENSCO Marine Company,  Prudential-Bache Energy Growth  Fund,
               L.P. G-2  and Prudential-Bache Energy Growth  Fund, L.P. G-3
               relating to $26,000,000 aggregate principal amount of Senior
               Secured Notes  of  ENSCO  Marine  Company  and  warrants  to purchase  2,500,000 shares  of  the  Company's Common  Stock
               (incorporated   by  reference   to   Exhibit  4.3   of   the
               Registrant's Annual  Report on Form 10-K for  the year ended
               December 31, 1992, File No. 1-8097).

     4.2  -    Form of 6% Convertible Subordinated Debenture due April  15,
               2003 (incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-8097).

     4.3  -    Form  of Indenture  relating to Registrant's  6% Convertible
               Subordinated  Debentures  (incorporated   by  reference   to
               Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-
               Q for the quarter ended March 31, 1988, File No. 1-8097).

     4.4  -    Certificate of  Designation of $1.50  Cumulative Convertible
               Exchangeable Preferred Stock (as set forth in Exhibit 3.3).



     4.5  -    Form  of  Rights Agreement  dated  as of  February  21, 1995 between the  Company and  American  Stock Transfer  &  Trust
               Company,  as Rights Agent,  which includes as  Exhibit A the
               Form  of  Certificate of  Designations  of  Series A  Junior
               Participating   Preferred   Stock  of   ENSCO  International
               Incorporated, as Exhibit  B the Form  of Right  Certificate,
               and as Exhibit C the Summary of Rights to Purchase Shares of
               Preferred   Stock   of   ENSCO  International   Incorporated
               (incorporated  by  reference to  Exhibit  4 to  Registrant's
               Current Report on Form 8-K dated February 21, 1995, File No.
               1-8097).

    10.1  -    ENSCO Incentive Plan, as  amended (incorporated by reference to Exhibit  10.1 to the  Registrant's Annual Report  on Form
               10-K for the year ended December 31, 1993, File No. 1-8097).

    10.2  -    Employee Stock Purchase Plan of the Company (incorporated by
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

    10.4  -    Restricted Stock  Agreement effective  as  of May  31,  1988 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 19.2 to the Registrant's Quarterly
               Report on Form 10-Q for the period ended September 30, 1988,
               File No. 1-8097).

    10.5  -    Termination of Pledge Agreement  and Amendment of Restricted
               Stock Agreement,  dated March 1, 1991, by and between Morton
               H. Meyerson and the Company (incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1990, File No. 1-8097).

    10.6  -    First Amendment, dated March 1, 1991, to the Promissory Note dated  July 19,  1988 in  the original  principal amount  of
               $675,000  between   Morton  H.  Meyerson   and  the  Company
               (incorporated  by   reference  to  Exhibit  10.109   to  the
               Registrant's Annual Report on  Form 10-K for the year  ended
               December 31, 1990, File No. 1-8097).

    10.7  -    Lease Agreement between  the Company as  tenant and  Freeman
               Ross, Ltd. as landlord for the Company's corporate office space at First Interstate Bank Tower at Fountain Place, 1445
               Ross  Avenue, Dallas,  Texas (incorporated  by reference  to
               Exhibit 28.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-8097).



    10.8  -    Supplemental  Compensation Agreement,  dated March  1, 1991, between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.110 to the Registrant's Annual
               Report  on Form 10-K for  the year ended  December 31, 1990,
               File No. 1-8097).

    10.9  -    Construction and Purchase Agreement dated as of February  3,
               1992 between Nissho  Iwai Hong Kong  Corporation Limited  as
               Purchaser  and   ENSCO   Drilling  Company   as   Contractor
               (incorporated  by  reference   to  Exhibit   10.21  of   the
               Registrant's  Annual Report on Form 10-K  for the year ended
               December 31, 1993, File No. 1-8097).

    10.10 - Sale and Financing Agreement dated as of February 3, 1992 between ENSCO Drilling Venezuela, Inc. as Purchaser and Nissho Iwai Hong Kong Corporation Limited as Seller (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.11 - Shelf Registration Agreement by and among the Company, SOLVation Inc., Energy Management Corporation, SEGA Associates, L.P., Smith Factors Inc., The Summit Trust Company, as Trustee, Natural Gas Partners, L.P., The Goldman Sachs Group, L.P., Permian Equities Inc., and others dated as of May 6, 1993 (incorporated by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-8097).

    10.12 - Stock Exchange Agreement by and among the Company, ENSCO Engineering Company, SOLVation Inc., Natural Gas Partners, L.P., Goldman Sachs Group, L.P., Permian Equities Inc., NGP No. I, L.P., and the Summit Trust Company, as Trustee dated as of May 6, 1993 (incorporated by reference to Exhibit 28.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-8097).

    10.13 - Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.14 - Construction and Purchase Agreement dated November 12, 1993, by and between ENSCO Drilling Company and Nissho Iwai Hong Kong Corporation Limited (incorporated by reference to
               Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.15 - Sale and Financing Agreement dated November 12, 1993, by and between Nissho Iwai Hong Kong Corporation Limited and ENSCO Drilling Venezuela, Inc. (incorporated by reference to
               Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).



    10.16 - Credit Facility Agreement dated December 15, 1993, by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiania Bank OG Kreditkasse, London Branch, den Norske Bank A.S., New York Branch, Banque Indosuez, and Meespierson N.V., as the Banks (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

    10.17 - Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company (incorporated by reference to Exhibit No. 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

    10.18 - Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit No. 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

    10.19 - Amendment No. 1, dated November 1, 1994, to Credit Facility Agreement dated December 15, 1993 among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, London Branch, den Norske Bank A.S., New York Branch, Banque Indosuez and Meespierson N.V., as the banks (incorporated by reference to Exhibit No.
               10.32 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

    10.20 - Amended and Restated Credit Facility Agreement dated September 27, 1995 by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch, as the Banks (incorporated by reference to Exhibit No. 10.33 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-8097).

    10.21 - Amendment No. 2, dated September 27, 1995, to the First Preferred Fleet Mortgage dated December 17, 1993, as amended, by ENSCO Offshore Company and Bankers Trust Company, as trustee for the benefit of Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch (incorporated by reference to Exhibit No. 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-8097).

    10.22 - Letter of intent dated January 25, 1996 between the Company and DUAL DRILLING COMPANY (incorporated by reference to
               Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated January 25, 1996, File No. 1-8097).


  * 10.23 -    Select Executive Retirement Plan of the Company.

  * 10.24 -    Second  Amendment,  dated   September  14,   1995,  to   the
               Promissory  Note  dated  July  19,  1988  in  the   original
               principal amount of $675,000 between Morton H. Meyerson and the Company.

  * 21    -    Subsidiaries of the Registrant.

  * 23    -    Consent of Price Waterhouse LLP.

  * 27    -    Financial Data Schedule - December 31, 1995.

  * 27.1  -    Financial Data Schedule - September 30, 1994 (Restated).

  * 27.2  -    Financial Data Schedule - December 31, 1994 (Restated).

  * 27.3  -    Financial Data Schedule - March 31, 1995 (Restated).

  * 27.4  -    Financial Data Schedule - June 30, 1995 (Restated).

-----------------
* Filed Herewith


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

  2. Employee Stock Purchase Plan of the Company (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-8097).

  3. Restricted Stock Agreement effective as of June 10, 1987 between Morton H. Meyerson and the Company (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

  4. Restricted Stock Agreement effective as of May 31, 1988 between Morton H. Meyerson and the Company (filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 19.2 to the Registrant's
       Quarterly Report on Form 10-Q for the period ended September 30, 1988, File No. 1-8097).

  5. Termination of Pledge Agreement and Amendment of Restricted Stock Agreement, dated March 1, 1991, by and between Morton H. Meyerson and the Company (filed as Exhibit 10.5 hereto and incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).



  6. First Amendment, dated March 1, 1991, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed as Exhibit 10.6 hereto and incorporated by reference to Exhibit 10.109 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  7. Supplemental Compensation Agreement, dated March 1, 1991, between Morton H. Meyerson and the Company (filed as Exhibit 10.8 hereto and incorporated by reference to Exhibit 10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  8.   Select  Executive Retirement Plan of  the Company (filed herewith as
       Exhibit 10.23).

  9. Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed herewith as Exhibit 10.24).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of Item 601 of Regulation S-K.

  (b)  REPORTS ON FORM 8-K

       No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1995.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being



registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1996.

                              ENSCO INTERNATIONAL INCORPORATED
                                        (Registrant)


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

          SIGNATURES                    TITLE                    DATE

  /S/    CARL F. THORNE           Chairman, President,
         Carl F. Thorne           Chief Executive Officer
                                  and Director

  /S/   RICHARD A. WILSON         Senior Vice President,
        Richard A. Wilson         Chief Operating Officer
                                  and Director

  /S/  C. CHRISTOPHER GAUT        Vice President and Chief
       C. Christopher Gaut        Financial Officer

  /S/     H. E. MALONE            Vice President, Chief
          H. E. Malone            Accounting Officer and
                                  Controller

  /S/    CRAIG I. FIELDS          Director
         Craig I. Fields
                                                         February 26, 1996
  /S/ ORVILLE D. GAITHER, SR.     Director
      Orville D. Gaither, Sr.

  /S/   GERALD W. HADDOCK         Director
        Gerald W. Haddock

  /S/   DILLARD S. HAMMETT        Director
        Dillard S. Hammett

  /S/   THOMAS L. KELLY, II       Director
        Thomas L. Kelly, II

  /S/   MORTON H. MEYERSON        Director
        Morton H. Meyerson