Form 10-Q
period 1996-03-31
ENSCO INTERNATIONAL INC
filed 1996-04-26
CIK 314808

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------

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

There were 60,673,402 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 24, 1996.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1996



                                                                 PAGE
                                                               --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet
              March 31, 1996 and December 31, 1995                 3

          Consolidated Statement of Income
              Three Months Ended March 31, 1996 and 1995           4

          Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1996 and 1995           5

          Notes to Consolidated Financial Statements             6 - 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8 - 14


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                   15

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    15


SIGNATURES                                                         16



                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                   March 31,  December 31,
                                                     1996         1995
                                                  (Unaudited)
                                                  ----------- -----------
                                                       (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................   $ 75,154      $ 77,064
  Short-term investments........................          -         5,000
  Accounts and notes receivable, net............     65,071        60,796
  Prepaid expenses and other....................     21,587        22,893
        Total current assets....................    161,812       165,753

PROPERTY AND EQUIPMENT, AT COST.................    843,943       818,266
  Less accumulated depreciation.................    201,450       185,334
        Property and equipment, net.............    642,493       632,932

OTHER ASSETS....................................     20,315        22,766
                                                   $824,620      $821,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................   $ 16,441      $  8,936
  Accrued liabilities...........................     28,630        45,820
  Current maturities of long-term debt..........     32,851        32,052
        Total current liabilities...............     77,922        86,808

LONG-TERM DEBT..................................    150,518       159,201

DEFERRED INCOME TAXES...........................     29,251        26,800

OTHER LIABILITIES...............................     20,092        17,393

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 67.0 million and 66.9
    million shares issued.......................      6,695         6,689
  Additional paid-in capital....................    616,300       615,644
  Accumulated deficit...........................     (8,908)      (23,598)
  Restricted stock (unearned compensation)......     (5,027)       (5,263)
  Cumulative translation adjustment.............     (1,086)       (1,086)
  Treasury stock at cost, 6.3 million shares....    (61,137)      (61,137)
        Total stockholders' equity .............    546,837       531,249
                                                   $824,620      $821,451


The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 1996          1995
                                               --------     ----------
                                                            (Restated)
                                               (In thousands, except
                                                   per share data)

OPERATING REVENUES...........................  $ 84,546      $ 61,130

OPERATING EXPENSES
  Operating costs............................    43,524        36,095
  Depreciation and amortization..............    16,374        13,546
  General and administrative.................     2,215         2,143
                                                 62,113        51,784

OPERATING INCOME.............................    22,433         9,346

OTHER INCOME (EXPENSE)
  Interest income............................     1,236         2,149
  Interest expense...........................    (4,049)       (4,391)
  Other, net.................................       264           943
                                                 (2,549)       (1,299)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    19,884         8,047

PROVISION FOR (BENEFIT FROM) INCOME TAXES
  Current income taxes.......................       367           498
  Deferred income taxes......................     4,400          (459)
                                                  4,767            39

INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST..........................    15,117         8,008

MINORITY INTEREST............................       427           602

INCOME FROM CONTINUING OPERATIONS............    14,690         7,406

INCOME FROM DISCONTINUED OPERATION...........         -           216

NET INCOME ..................................  $ 14,690      $  7,622


EARNINGS PER SHARE
  Continuing operations......................  $    .24      $    .12
  Discontinued operation.....................         -           .01
                                               $    .24      $    .13

WEIGHTED AVERAGE SHARES OUTSTANDING..........    60,651        60,648

The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1996       1995
                                                      --------  ---------
                                                                (Restated)
                                                         (In thousands)
OPERATING ACTIVITIES
  Net income........................................  $ 14,690   $  7,622
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Net cash provided by discontinued operation..         -        973
       Depreciation and amortization................    16,374     13,546
       Deferred income tax provision (benefit)......     4,400       (459)
       Amortization of other assets.................       752        742
       Other........................................      (262)        46
       Changes in operating assets and liabilities:
         Increase in accounts receivable............    (4,275)    (5,286)
         (Increase) decrease in prepaid expenses
           and other................................      (642)     3,933
         Increase in accounts payable...............     7,495      4,867
         Decrease in accrued liabilities............    (1,491)    (4,801)
             Net cash provided by operating
               activities...........................    37,041     21,183

INVESTING ACTIVITIES
  Additions to property and equipment...............   (38,878)   (28,026)
  Sale of short-term investments....................     5,000          -
  Other.............................................     2,128     (1,537)
      Net cash used by investing activities.........   (31,750)   (29,563)

FINANCING ACTIVITIES
  Reduction of long-term borrowings.................    (7,846)   (12,603)
  Repurchase of common stock........................         -     (7,042)
  Other.............................................       645          4
    Net cash used by financing activities...........    (7,201)   (19,641)

DECREASE IN CASH AND CASH EQUIVALENTS...............    (1,910)   (28,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    77,064    147,851

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 75,154   $119,830


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

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

NOTE 2 - ACQUISITION

On  March 21,  1996, the  Company entered  into a  definitive agreement  to acquire DUAL DRILLING COMPANY ("Dual"). Dual operates a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 self-contained platform rigs. Twelve of Dual's rigs are located in the U.S., with three jackup rigs and seven platform rigs currently located in the U.S. Gulf of Mexico and two platform rigs off the coast of California. The remainder of Dual's fleet operates in international waters, with rigs currently located offshore India, Mexico, Qatar, Indonesia and China. Dual's common stockholders will receive 0.625 shares of the Company's common stock for each share of Dual common stock, which is expected to result in the issuance of approximately 10.0 million shares of the Company's common stock. The Company will account for the acquisition of Dual as a purchase acquisition.

The Company has received early termination of the waiting period for the transaction under applicable U.S. antitrust laws. Dual's financial advisors have rendered a fairness opinion on the transaction for the benefit of Dual's stockholders and Dual's Board of Directors has resolved to recommend the transaction to its stockholders at a special meeting that is expected to take place in June 1996. Dual's majority stockholder has agreed to vote in favor of the acquisition of Dual by the Company. Closing of the transaction is expected before June 30, 1996.

NOTE 3 - PROVISION FOR INCOME TAXES

The current income tax provision for the three months ended March 31, 1996 is primarily for the Company's operations in Venezuela. The deferred income tax provision for the three months ended March 31, 1996 relates to the Company's operations in the U.S., the United Kingdom and Venezuela. No provision for regular U.S. federal income taxes has been recorded for the three months ended March 31, 1996 due to the utilization of net operating loss carryforwards to offset taxes currently payable.



At March 31, 1996, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $228.2 million and $159.1 million, respectively, and investment tax credit and alternative minimum tax credit carryforwards of approximately $360,000 and $1.5 million, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In February 1991, a wholly-owned subsidiary of the Company filed an action against TransAmerican Natural Gas Corporation and related subsidiaries and affiliates ("TransAmerican") seeking damages for breach of contract. In August 1991, TransAmerican filed a state court action against the wholly-owned subsidiary of the Company seeking damages for breach of contract and tort claims. On April 5, 1996, the U.S. District Court for the Southern District of Texas, Houston Division, entered a judgment against TransAmerican. As a result of the judgment, on April 18, 1996 the wholly-owned subsidiary of the Company entered into a settlement agreement with TransAmerican. Under the terms of the settlement agreement, TransAmerican agreed to pay the wholly-owned subsidiary of the Company, prior to June 17, 1996, approximately $7.2 million plus interest. Additionally, all claims or causes of action which TransAmerican has or may have against the Company or its wholly-owned subsidiary, including, without limitation, the state court action currently pending, have been or will be dismissed. Interest accrues at a rate of 15% per annum on the unpaid balance of the settlement proceeds from April 16, 1996. The Company anticipates a gain on the settlement with TransAmerican of approximately $6.3 million in the second quarter of 1996.

In mid-January 1996, one of the Company's jackup rigs located in the U.S. Gulf of Mexico experienced damage as it was preparing to jack up on a new location. The jackup rig was mobilized to a shipyard where it is currently undergoing repairs and is expected to be available for work in mid-1996. The Company is fully insured for damage to, loss of, and/or salvage operations related to the jackup rig and the Company expects that all such costs incurred will be recoverable from its insurance coverage.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

ENSCO International Incorporated (the "Company") provides offshore contract drilling and marine transportation services to the oil and gas industry with operations in the U.S. Gulf of Mexico, the North Sea and Venezuela. The Company's complement of offshore drilling rigs consists of 24 jackup rigs, of which 18 are located in the U.S. Gulf of Mexico and six are located in the North Sea, and 10 barge drilling rigs on Lake Maracaibo, Venezuela. The Company's marine transportation fleet consists of 37 vessels, all of which are located in the U.S. Gulf of Mexico. Industry activity levels for offshore drilling rigs and U.S. Gulf of Mexico marine vessels increased in the first quarter of 1996 over the already improved levels prevalent in the second half of 1995. The increased activity levels in the first quarter of 1996 have resulted in demand increasing to absorb most of the rigs that are being actively marketed in the major offshore oil and gas markets throughout the world and for actively marketed U.S. Gulf of Mexico marine vessels.

Industry activity levels for U.S. Gulf of Mexico jackup rigs and marine vessels increased in the first quarter of 1996 in comparison to the latter part of 1995 due, in part, to a sustained level of increased natural gas prices in late-1995 and the first quarter of 1996. Unless there is a significant deterioration in natural gas prices, management believes current U.S. Gulf of Mexico industry activity levels are sustainable for the remainder of 1996, and in particular, demand for cantilever jackup rigs, which is the Company's main focus, is expected to remain strong due to the increased level of development activity which requires cantilevered drilling over existing production platforms.

In the North Sea, industry activity levels increased in the first quarter of 1996 with full utilization of all actively marketed jackup rigs as compared to near full utilization in 1995. Management anticipates, based on current market conditions, that North Sea industry activity levels should remain fairly stable for the remainder of 1996, although lower spot prices for natural gas in the United Kingdom present some uncertainty.

The Company's  barge drilling  rigs in  Venezuela  generally operate  under
long-term  contracts  for a  national  oil company.    As  a result,  their
activity levels are not as dependent on oil and natural gas prices.

Offshore rig and marine vessel industry utilization for the three months ended March 31, 1996 and 1995 is summarized below:

            INDUSTRY WIDE AVERAGES *                    1996     1995
            ------------------------                   ------   ------

            Offshore Rigs
                 U.S. Gulf of Mexico:
                      All Rigs:
                           Rigs Under Contract           149      118
                           Total Rigs Available          178      179
                           % Utilization                 84%      66%


                      Jackup Rigs:
                           Rigs Under Contract           115       96
                           Total Rigs Available          137      141
                           % Utilization                 84%      68%

                 Worldwide:
                      All Rigs:
                           Rigs Under Contract           552      522
                           Total Rigs Available          641      653
                           % Utilization                 86%      80%

                      Jackup Rigs:
                           Rigs Under Contract           334      311
                           Total Rigs Available          384      391
                           % Utilization                 87%      80%

            Marine Vessels
               U.S. Gulf of Mexico:
                  Vessels Under Contract                 268      233
                  Total Vessels Available                281      277
                  % Utilization                          95%      84%

            *   Industry   utilization    based   on    data
                published by Offshore Data Services, Inc.

RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three months ended March 31, 1996 and 1995 (in thousands):

                                                      1996        1995
            OPERATING RESULTS                       --------    --------
            -----------------
                Revenues                            $ 84,546    $ 61,130
                Operating margin (1)                  41,022      25,035
                Operating income                      22,433       9,346
                Other expense                         (2,549)     (1,299)
                Provision for income taxes            (4,767)        (39)
                Minority interest                       (427)       (602)
                Income from continuing operations     14,690       7,406
                Income from discontinued operation         -         216
                Net income                            14,690       7,622


            REVENUES
            --------
                Contract drilling
                  United States jackup rigs         $ 36,053    $ 27,722
                  North Sea jackup rigs               20,922      10,681
                     Total jackup rigs                56,975      38,403
                  Barge drilling rigs - Venezuela     15,908      15,497
                     Total contract drilling          72,883      53,900
                Marine transportation
                  AHTS (2)                             3,778       2,793
                  Supply                               6,595       3,932


                  Mini-supply                          1,290         505
            Total marine transportation               11,663       7,230

                Total                               $ 84,546    $ 61,130

            OPERATING MARGIN (1)
            --------------------
                Contract drilling
                  United States jackup rigs         $ 16,154    $ 10,281
                  North Sea jackup rigs                9,429       3,520
                    Total jackup rigs                 25,583      13,801
                  Barge drilling rigs - Venezuela      9,994       9,734
                    Total offshore rigs               35,577      23,535
                  Land rig (3)                           (31)       (114)
                    Total contract drilling           35,546      23,421

                Marine transportation
                  AHTS (2)                             2,177       1,085
                  Supply                               2,901         545
                  Mini-supply                            398         (16)
                    Total marine transportation        5,476       1,614

                  Total                             $ 41,022    $ 25,035

            (1) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

            (2)  Anchor handling tug supply vessels.

            (3) The Company owns one land rig which is stacked in the Middle East.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 1996 and 1995:

                                                      1996        1995
            CONTRACT DRILLING                       --------    --------
            -----------------
                Rig utilization:
                  United States jackup rigs            90%         88%
                  North Sea jackup rigs                94%         60%
                    Total jackup rigs                  91%         82%
                  Barge drilling rigs - Venezuela      80%         98%
                    Total                              88%         87%

                Average day rates:
                  United States jackup rigs         $ 23,385    $ 19,989
                  North Sea jackup rigs               43,345      39,206
                    Total jackup rigs                 27,959      23,200
                  Barge drilling rigs - Venezuela     21,798      17,490
                    Total                           $ 26,266    $ 21,187

            MARINE TRANSPORTATION
            ---------------------
                Fleet utilization:
                  AHTS *                               88%         70%
                  Supply                               89%         72%
                  Mini-supply                          66%         41%
                    Total                              84%         65%

                Average day rates:
                  AHTS *                            $  7,828    $  7,001
                  Supply                               3,535       2,875
                  Mini-supply                          2,678       1,715
                    Total                           $  4,120    $  3,473

            *   Anchor handling tug supply vessels.

The Company's consolidated revenues, operating margin and operating income (defined as revenues less operating expenses, depreciation and general and administrative expenses) for the three months ended March 31, 1996 increased significantly from the same period in 1995. The increases were due primarily to increased average day rates and utilization for the Company's rigs and vessels in the first quarter of 1996 and the return to work of various rigs and vessels that were in shipyards for major modifications and enhancements in the prior year period. The improved level of operating income in the first quarter of 1996 was offset, in part, by increased depreciation expense associated with the addition of a North Sea jackup rig in March 1995 and the return to work of various rigs and vessels that experienced major modifications and enhancements in 1995.

CONTRACT DRILLING

Revenues and operating margins for the Company's contract drilling segment for the three months ended March 31, 1996 were up 35% and 52%, respectively, compared to the prior year period. The significantly improved 1996 results were primarily due to increased current year activity levels in the U.S. Gulf of Mexico and the North Sea which were contributing factors to higher average day rates for the Company's jackup rigs as compared to the prior year period. Average day rates for the Company's jackup rigs in the U.S. Gulf of Mexico and the North Sea increased by 17% and 11%, respectively, from the prior year period. The 1996 results also benefitted from the return to work in 1995 of three of the Company's jackup rigs, two in the North Sea and one in the U.S. Gulf of Mexico, that were undergoing major modifications and enhancements in the prior year period. These increases were partially offset by two barge drilling rigs in Venezuela coming off contract in the second quarter of 1995. Modifications on the two barge drilling rigs in Venezuela are substantially complete and the Company is currently in final negotiations with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuela national oil company, for the rigs to begin operating in the second quarter of 1996.

The Venezuelan currency experienced significant devaluation in the first half of 1994 and the Venezuelan government established policies to control the exchange rate of the Venezuelan currency and severely restricted the conversion of Venezuelan currency to U.S. dollars. The Venezuelan government further devalued the Venezuela currency against the U.S. dollar in late 1995. In April 1996, the Venezuela government removed all conversion and exchange controls and the Venezuelan currency began trading freely. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

On March 21, 1996, the Company entered into a definitive agreement to acquire DUAL DRILLING COMPANY ("Dual"). Dual operates a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 self-contained platform rigs. Twelve of Dual's rigs are located in the U.S., with three jackup rigs and seven platform rigs currently located in the U.S. Gulf of Mexico and two platform rigs off the coast of California. The remainder of Dual's fleet operates in international waters, with rigs currently located offshore India, Mexico, Qatar, Indonesia and China. Closing of the transaction is expected before June 30, 1996.

MARINE TRANSPORTATION

Revenues and operating margins for the Company's marine transportation segment for the three months ended March 31, 1996 were up 61% and 239%, respectively, in comparison to the prior year period. The 1996 results improved significantly from the prior year period due to increased current year activity levels in the U.S. Gulf of Mexico which was a contributing factor to higher average day rates for the Company's marine transportation vessels as compared to the prior year period. Average day rates for the Company's marine transportation vessels increased by 19% from the prior year period. The 1996 results also benefitted from the return to work in 1995 of four mini-supply vessels that were undergoing modifications in the prior year period and the purchase of six supply vessels in late-1995, four of which were previously operated under operating lease agreements.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased by 21% for the three months ended March 31, 1996 as compared to the prior year period due primarily to depreciation on a North Sea jackup rig acquired in March 1995 and depreciation on six supply vessels purchased in late 1995. Depreciation expense also increased in the first quarter of 1996 due to depreciation on major modifications and enhancements of rigs and vessels in 1995.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 1996 and 1995 was as follows (in thousands):

                                               1996       1995
                                             --------   --------
                Interest income              $  1,236   $  2,149
                Interest expense               (4,049)    (4,391)
                Other, net                        264        943
                                             $ (2,549)  $ (1,299)

The Company's interest income and interest expense decreased for the three months ended March 31, 1996 as compared to the prior year period due primarily to lower average cash balances in the current period and general principal reductions in long-term debt balances since the prior year period, respectively. Other, net income decreased for the three months ended March 31, 1996 as compared to the prior year period due primarily to gains on the sale of foreign currency denominated securities in the prior year period.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased for the three months ended March 31, 1996 as compared to the prior year period due to increased deferred income tax provisions in the current period. The Company's U.S. deferred income tax provision increased by $3.6 million from the prior year period due primarily to the timing of the recognition of the expected utilization or non-utilization of U.S. net operating loss carryforwards. The deferred income tax provisions in the U.S., Venezuela and the United Kingdom also increased for the three months ended March 31, 1996 as compared to the prior year period due, in part, to increased differences in the book and tax basis of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                               1996       1995
                                             --------   --------
          Cash flow from operations          $ 37,041   $ 21,183
          Capital expenditures
                    Sustaining               $  2,551   $  2,695
                    Enhancements               23,056     11,810
                    New Construction                -        766
                    Acquisitions               13,271     12,755
                                             $ 38,878   $ 28,026

Cash flow from operations increased by $15.9 million for the three months ended March 31, 1996 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first three months of 1996 as compared to the prior year period and an increase in cash flow from the net change in various working capital accounts.

Management anticipates that capital expenditures in 1996, excluding any amounts associated with Dual, will be approximately $113.0 million, including $20.0 million for existing operations, $80.0 million for modifications and enhancements of rigs and vessels and $13.0 million related to a deferred purchase payment on a North Sea jackup rig acquired in March 1995. The Company may spend additional funds to acquire rigs or vessels in 1996, depending on market conditions and opportunities.

FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at March 31, 1996 and December 31, 1995 are summarized below (in thousands, except percentages):

                                           MARCH 31,     DECEMBER 31,
                                             1996           1995
                                         ------------    -----------
          Long-term debt                   $150,518        $159,201
          Total capital                     697,355         690,450
          Long-term debt to total capital       22%             23%

The decrease in long-term debt relates to scheduled repayments. The total capital of the Company increased primarily due to the profitability of the Company for the three months ended March 31, 1996 offset, in part, by the reduction in long-term debt.

On March 21, 1996, the Company entered into a definitive agreement to acquire Dual. Dual's common stockholders will receive 0.625 shares of the Company's common stock for each share of Dual common stock, which is expected to result in the issuance of approximately 10.0 million shares of the Company's common stock. The Company has received early termination of the waiting period for the transaction under applicable U.S. antitrust


laws. Dual's financial advisors have rendered a fairness opinion on the transaction for the benefit of Dual's stockholders and Dual's Board of Directors has resolved to recommend the transaction to its stockholders at a special meeting that is expected to take place in June 1996. Dual's majority stockholder has agreed to vote in favor of the acquisition of Dual by the Company. Closing of the transaction is expected before June 30, 1996.

The Company had a $64.0 million undrawn revolving line of credit at March 31, 1996. The revolver is reduced semi-annually by $6.0 million with the remaining line expiring in October 2001.

The Company's liquidity position at March 31, 1996 and December 31, 1995 is summarized in the table below (in thousands, except ratios):

                                            MARCH 31,     DECEMBER 31,
                                               1996          1995
                                            ---------     ------------
          Cash and short-term investments    $ 75,154      $ 82,064
          Working capital                      83,890        78,945
          Current ratio                           2.1           1.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995
- ------------------------------------------------

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, cyclical nature of the industry, worldwide expenditures for oil and gas drilling, operational risks and insurance, risks associated with operating in foreign jurisdictions, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


                        PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In February 1991, a wholly-owned subsidiary of the Company filed an action against TransAmerican Natural Gas Corporation and related subsidiaries and affiliates ("TransAmerican") seeking damages for breach of contract. In August 1991, TransAmerican filed a state court action against the wholly-owned subsidiary of the Company seeking damages for breach of contract and tort claims. On April 5, 1996, the U.S. District Court for the Southern District of Texas, Houston Division, entered a judgment against TransAmerican. As a result of the judgment, on April 18, 1996 the wholly-owned subsidiary of the Company entered into a settlement agreement with TransAmerican. Under the terms of the settlement agreement, TransAmerican agreed to pay the wholly-owned subsidiary of the Company, prior to June 17, 1996, approximately $7.2 million plus interest. Additionally, all claims or causes of action which TransAmerican has or may have against the Company or its wholly-owned subsidiary, including, without limitation, the state court action currently pending, have been or will be dismissed. Interest accrues at a rate of 15% per annum on the unpaid balance of the settlement proceeds from April 16, 1996. The Company anticipates a gain on the settlement with TransAmerican of approximately $6.3 million in the second quarter of 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits and Exhibit Index

                    Exhibit No.
                    -----------

                        27    Financial Data Schedule


            (b)     Reports on Form 8-K

                    The Company filed Current Reports on Form 8-K dated:

                    (i)       January 25, 1996, with respect to  the Letter
                              of  Intent   for  the  acquisition   of  DUAL
                              DRILLING COMPANY by the Company, and

                    (ii) March 21, 1996, with respect to the Agreement and Plan of Merger between the Company, DDC Acquisition Company and DUAL DRILLING COMPANY and the Voting Agreement between the Company and Dual Invest AS.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:   April 25, 1996             /s/  C. Christopher Gaut
      ------------------           ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. Malone
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer