Form 10-K/A
period 1995-12-31
ENSCO INTERNATIONAL INC
filed 1996-05-09
CIK 314808

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A
                      ________________________________


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

                       Commission File Number 1-8097
                      ENSCO INTERNATIONAL INCORPORATED
           (Exact name of registrant as specified in its charter)

           DELAWARE                                        76-0232579
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                            2700 Fountain Place
                              1445 Ross Avenue
                        Dallas, Texas   75202-2792
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:   (214) 922-1500


        Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -----------------------------     -----------------------------------------
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


                    DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.



                                  PART II


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


/s/  PRICE WATERHOUSE
- -------------------------
Dallas, Texas
February 2, 1996

_____________________________________________________________________________

To the Stockholders of ENSCO Drilling Venezuela, Inc. (Venezuelan Branch):

     We have examined the statements of income and deficit and cash flows (not presented separately herein) of ENSCO DRILLING VENEZUELA, INC. (Venezuelan Branch) for the period from March 15, 1993 (start-up of operations) to December 31, 1993. Our examination was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

     As indicated in the note 2-a, on August 9, 1991, the Venezeulan Federation of Public Accountants issued Statement of Accounting Principles No. 10 which establishes the norms for the preparation of financial statements  adjusted  for the  effects  of  inflation.  This  statement  is applicable to the years beginning after December 31, 1992. Company Management has decided not to present the supplementary financial state-ments adjusted for the effects of inflation for the period ended December 31, 1993, which is a requirement according to the aforementioned statement.

     In our opinion, except for the matter mentioned in the preceding paragraph, the statements of income and deficit and cash flows referred to above present fairly the results of operations and cash flows of ENSCO DRILLING VENEZUELA, INC. (Venezuelan Branch) for the period from March 15, 1993 (start-up of operations) to December 31, 1993, in conformity with generally accepted accounting principles in Venezuela.

KRYGIER, MONTILLA & ASOCIADOS

/s/ JOSE G. MOROS H.
- -----------------------------
    Jose G. Moros H.
    C.P.C. No. 8203

February 18, 1994
____________________________________________________________________________

To the Stockholders of ENSCO Drilling (Caribbean), Inc. (Venezuelan Branch):

     We have examined the statements of income and deficit and cash flows (not presented separately herein) of ENSCO DRILLING (CARIBBEAN), INC. (Venezuelan Branch) for the year ended December 31, 1993. Our examination was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

     As indicated in the note 2-a, on August 9, 1991, the Venezuelan Federation of Public Accountants issued Statement of Accounting Principles No. 10 which establishes the norms for the preparation of financial state-ments adjusted for the effects of inflation. This statement is applicable
to the years beginning  after December 31, 1992.   Company  Management has
decided not to present the supplementary financial statements adjusted for the effects of inflation for the year ended December 31, 1993, which is a requirement according to the aforementioned statement.

     In our opinion, except for the matter mentioned in the preceding paragraph, the statements of income and deficit and cash flows referred to above present fairly the results of operations and cash flows of ENSCO DRILLING (CARIBBEAN), INC. (Venezuelan Branch) for the year ended December 31, 1993, in conformity with generally accepted accounting principles in Venezuela applied on a consistent basis.

KRYGIER, MONTILLA & ASOCIADOS

/s/ JOSE G. MOROS H.
- -----------------------------
    Jose G. Moros H.
    C.P.C. No. 8203

February 18, 1994

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




    The following shows industry segment and geographic region information for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                               INDUSTRY SEGMENT
                                               ------------------------------------------------
                                                               MARINE
                                                CONTRACT       TRANS-     CORPORATE
                                                DRILLING     PORTATION     & OTHER       TOTAL
                                               ---------     ---------    ---------    --------
1995
- ----
Revenues  . . . . . . . . . . . . . . .        $240,775      $ 38,339     $     --     $279,114
Operating income (loss) . . . . . . . .          48,022         7,848         (675)      55,195
Income from equity affiliate  . . . . .             200            --           --          200
Identifiable assets . . . . . . . . . .         649,503        66,685      105,263      821,451
Capital expenditures  . . . . . . . . .         135,137         7,167          926      143,230
Depreciation and amortization . . . . .          52,160         5,820          410       58,390

1994
- ----
Revenues  . . . . . . . . . . . . . . .        $207,781      $ 37,670     $     --     $245,451
Operating income (loss) . . . . . . . .          44,597         5,455         (980)      49,072
Income (loss) from equity affiliates  .             700           (93)          --          607
Identifiable assets . . . . . . . . . .         553,205        56,142      155,881      765,228
Capital expenditures  . . . . . . . . .         142,848         6,951          559      150,358
Depreciation and amortization . . . . .          45,421         5,815          562       51,798

1993
- ----
Revenues  . . . . . . . . . . . . . . .        $192,120      $ 35,290     $     --     $227,410
Operating income (loss) . . . . . . . .          34,921         3,458       (3,332)      35,047
Income (loss) from equity affiliates  .             561          (129)          --          432
Identifiable assets . . . . . . . . . .         532,045        59,210       89,714      680,969
Capital expenditures  . . . . . . . . .          79,664         1,920          212       81,796
Depreciation and amortization . . . . .          34,452         5,449        1,280       41,181

/TABLE

                                                                            GEOGRAPHIC REGION
                                               ------------------------------------------------------------------------
                                                 NORTH         SOUTH        NORTH    MIDDLE EAST    CORPORATE
                                                AMERICA       AMERICA        SEA       & OTHER       & OTHER     TOTAL
                                               ---------     ---------    ---------  -----------    ---------   --------
1995
- ----
Revenues  . . . . . . . . . . . . . . .        $157,614       $ 61,975    $ 59,525     $    --      $     --    $279,114
Operating income (loss) . . . . . . . .          23,061         26,538       7,040        (769)         (675)     55,195
Income from equity affiliate. . . . . .             200             --          --          --            --         200
Identifiable assets . . . . . . . . . .         358,552        152,785     201,772       3,079       105,263     821,451

1994
- ----
Revenues  . . . . . . . . . . . . . . .         $155,118      $ 52,532    $ 30,635     $ 7,166      $     --    $245,451
Operating income (loss) . . . . . . . .           28,838        20,954       4,868      (4,608)         (980)     49,072
Income (loss) from equity affiliates  .              700            --          --         (93)           --         607
Identifiable assets . . . . . . . . . .          330,733       163,042     104,669      10,903       155,881     765,228

1993
- ----
Revenues  . . . . . . . . . . . . . . .         $146,610      $ 42,628    $ 27,384     $10,788      $     --    $227,410
Operating income (loss) . . . . . . . .           28,710        15,108      (1,364)     (4,075)       (3,332)     35,047
Income (loss) from equity affiliates  .              561            --          --        (129)           --         432
Identifiable assets . . . . . . . . . .          388,133       121,254      59,678      22,189        89,715     680,969


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

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED AS PART OF THIS REPORT:

      (1) Financial Statements of ENSCO International Incorporated    Page

          Report of Independent Accountants - Price Waterhouse LLP 23 Report of Independent Accountants - Krygier, Montilla &
            Asociados . . . . . . . . . . . . . . . . . . . . . . .    24
          Report of Independent Accountants - Krygier, Montilla &
            Asociados . . . . . . . . . . . . . . . . . . . . . . .    25
          Consolidated Balance Sheet  . . . . . . . . . . . . . . .    26
          Consolidated Statement of Income  . . . . . . . . . . . .    27
          Consolidated Statement of Cash Flows  . . . . . . . . . .    28
          Notes to Consolidated Financial Statements  . . . . . . .    29

      (2) Exhibits

          The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.


 EXHIBIT NO.                            DOCUMENT
 -----------                            --------

     3.1  -    Certificate  of  Incorporation of  the  Company, as restated
               (incorporated by reference to Exhibit 3.1 to the Registrant's
               Annual Report on  Form 10-K for the year  ended December 31,
               1994).

     3.2  -    Certificate of Amendment to Certification of Incorporation
               (incorporated by reference to Exhibit 3.1 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31,
               1995).

     3.3  -    Certificate of Amendment of Restated Certificate of Incorpor-
               ation (filed herewith).

     3.4  -    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1992, File No. 1-8097).

     3.5  -    Certificate of Designation  of $1.50 Cumulative  Convertible
               Exchangeable Preferred  Stock (incorporated by  reference to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988, File No. 1-8097).

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

     4.4  -    Certificate of  Designation of $1.50  Cumulative Convertible
               Exchangeable Preferred Stock (as set forth in Exhibit 3.3).

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
               (incorporated  by  reference to  Exhibit  4 to  Registrant's
               Current Report on Form 8-K dated February 21, 1995, File No.
               1-8097).

     4.6  -    Certificate of Designations of Series A Junior Participating
               Preferred Stock of the Company (filed herewith).

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

    10.22 - Letter of intent dated January 25, 1996 between the Company and DUAL DRILLING COMPANY (incorporated by reference to
               Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated January 25, 1996, File No. 1-8097).

    10.23 - Select Executive Retirement Plan of the Company (incorpor-ated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

    10.24 - Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    21    -    Subsidiaries of the Registrant (incorporated by reference to
               Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    23    -    Consent  of Price Waterhouse LLP  (incorporated by reference to Exhibit 23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    24    -    Consent of Krygier, Montilla & Asociados (filed herewith).

    27    -    Financial Data Schedule - December 31, 1995 (incorporated by reference to Exhibit 27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    27.1  -    Financial  Data  Schedule  -  September 30, 1994  (Restated)
               (incorporated by reference to Exhibit 27.1 to the Registrant's
               Annual  Report  on Form 10-K for the year ended December 31,
               1995.

    27.2  -    Financial  Data  Schedule  -  December 31, 1994   (Restated)
               (incorporated by reference to Exhibit 27.2 to the Registrant's
               Annual  Report  on Form 10-K for the year ended December 31,
               1995.

    27.3  -    Financial Data Schedule - March 31, 1995  (Restated) (incor-
               porated by  reference  to Exhibit  27.3 to  the Registrant's
               Annual  Report  on Form 10-K for the year ended December 31,
               1995.

    27.4  -    Financial Data Schedule - June 30, 1995  (Restated)  (incor-
               porated by  reference to  Exhibit 27.4  to  the Registrant's
               Annual  Report  on Form 10-K for the year ended December 31,
               1995.

- -----------------


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

  8.   Select  Executive Retirement Plan of  the Company (filed as  Exhibit
       10.23 hereto and incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

  9. Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed as Exhibit 10.24 hereto and incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 1996.

                              ENSCO INTERNATIONAL INCORPORATED
                                        (Registrant)


                              By   /s/ C. CHRISTOPHER GAUT
                                   ------------------------------------
                                       C. Christopher Gaut
                                       Vice President and
                                       Chief Financial Officer



                              By  /s/ H. E. MALONE
                                  -------------------------------------
                                      H. E. Malone
                                      Vice President, Chief Accounting
                                      Officer and Controller