Form 10-K/A
period 1995-12-31
ENSCO INTERNATIONAL INC
filed 1996-05-10
CIK 314808

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A-2
                      ________________________________


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


Item 8. Financial Statements and Supplementary Data.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ----------------------------------

To the Board of Directors and Stockholders of ENSCO International Incorporated

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's Venezuelan operations for the year ended December 31, 1993, which statements were prepared in accordance with Venezuelan generally accepted accounting principles and reflect total revenues of $28,970,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Company's Venezuelan operations, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of the Venezuelan operations to U.S. generally accepted accounting principles) and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and report of other auditors provide a reasonable basis for the opinion expressed above.

     As discussed in Note 10, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.


/s/  PRICE WATERHOUSE LLP
- -------------------------
Dallas, Texas
February 2, 1996



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

     3.3  -    Certificate of Amendment of Restated Certificate of Incorpora-
               tion (incorporated by reference to Exhibit 3.3 to the Registrants Annual Report on Form 10-K for the year ended Dec-ember 31, 1995, as amended on May 9, 1996, File No. 1-8097).

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

     4.4  -    Certificate of  Designation of $1.50  Cumulative Convertible
               Exchangeable Preferred Stock (as set forth in Exhibit 3.5).

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
               (incorporated  by  reference to  Exhibit  4 to  Registrant's
               Current Report on Form 8-K dated February 21, 1995, File No.
               1-8097).

     4.6  -    Certificate of Designations of Series A Junior Participating
               Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1995, as amended on May 9, 1996, File No. 1-8097).

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
               Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

    23    -    Consent  of Price Waterhouse LLP  (filed herewith).

    24    -    Consent of Krygier, Montilla &  Asociados  (incorporated  by reference to Exhibit 24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended on May 9, 1996, File No. 1-8097).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1996.

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