Form 10-Q
period 1996-06-30
ENSCO INTERNATIONAL INC
filed 1996-08-02
CIK 314808

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________


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

There were 70,774,762 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 29, 1996.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1996



                                                                 PAGE
                                                               --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet
              June 30, 1996 and December 31, 1995                  3

          Consolidated Statement of Income
              Three Months Ended June 30, 1996 and 1995            4

          Consolidated Statement of Income
              Six Months Ended June 30, 1996 and 1995              5

          Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1996 and 1995              6

          Notes to Consolidated Financial Statements             7 - 9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10 - 18


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                   19

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                               19

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    20


SIGNATURES                                                         21


                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                  JUNE 30,     DECEMBER 31,
                                                     1996         1995
                                                 -----------   -----------
                                                 (UNAUDITED)
                                                      (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................... $   76,743      $ 77,064
  Short-term investments........................          -         5,000
  Accounts and notes receivable, net............     97,033        60,796
  Prepaid expenses and other....................     27,137        22,893
        Total current assets....................    200,913       165,753

PROPERTY AND EQUIPMENT, AT COST.................  1,153,187       818,266
  Less accumulated depreciation.................    218,982       185,334
        Property and equipment, net.............    934,205       632,932

OTHER ASSETS
  Goodwill......................................     96,906         7,252
  Other.........................................      9,838        15,514
     Total other assets                             106,744        22,766
                                                 $1,241,862      $821,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................. $   12,811      $  8,936
  Accrued liabilities...........................     56,496        45,820
  Current maturities of long-term debt..........     33,857        32,052
        Total current liabilities...............    103,164        86,808

LONG-TERM DEBT..................................    272,988       159,201

DEFERRED INCOME TAXES...........................     47,348        26,800

OTHER LIABILITIES...............................     31,250        17,393

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 77.1 million and 66.9
    million shares issued.......................      7,706         6,689
  Additional paid-in capital....................    834,575       615,644
  Retained earnings (deficit)...................     12,673       (23,598)
  Restricted stock (unearned compensation)......     (5,509)       (5,263)
  Cumulative translation adjustment.............     (1,086)       (1,086)
  Treasury stock at cost, 6.3 million shares....    (61,247)      (61,137)
        Total stockholders' equity .............    787,112       531,249
                                                 $1,241,862      $821,451

The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                                 THREE MONTHS ENDED
                                                       JUNE 30,
                                               ----------------------
                                                 1996          1995
                                               --------      --------
                                                            (RESTATED)
                                               (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)

OPERATING REVENUES...........................  $ 97,249      $ 62,425

OPERATING EXPENSES
  Operating costs............................    49,227        36,164
  Depreciation and amortization..............    17,880        14,307
  General and administrative.................     2,950         2,478
                                                 70,057        52,949

OPERATING INCOME.............................    27,192         9,476

OTHER INCOME (EXPENSE)
  Interest income............................     1,098         1,652
  Interest expense...........................    (4,387)       (4,104)
  Other, net.................................     7,458           400
                                                  4,169        (2,052)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    31,361         7,424

  Provision for (benefit from) income taxes
    Current income taxes.....................       594          (855)
    Deferred income taxes....................     8,255         1,000
                                                  8,849           145

  Minority interest..........................       931           596

INCOME FROM CONTINUING OPERATIONS............    21,581         6,683

  Income from discontinued operation.........         -           401

NET INCOME ..................................  $ 21,581      $  7,084


EARNINGS PER SHARE
  Continuing operations......................  $    .34      $    .11
  Discontinued operation.....................         -           .01
                                               $    .34      $    .12

WEIGHTED AVERAGE SHARES OUTSTANDING..........    62,788        60,389


The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                               ----------------------
                                                 1996          1995
                                               --------      --------
                                                            (RESTATED)
                                               (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)

OPERATING REVENUES...........................  $181,795      $123,555

OPERATING EXPENSES
  Operating costs............................    92,751        72,259
  Depreciation and amortization..............    34,254        27,853
  General and administrative.................     5,165         4,621
                                                132,170       104,733

OPERATING INCOME.............................    49,625        18,822

OTHER INCOME (EXPENSE)
  Interest income............................     2,334         3,801
  Interest expense...........................    (8,436)       (8,495)
  Other, net.................................     7,722         1,343
                                                  1,620        (3,351)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    51,245        15,471

  Provision for (benefit from) income taxes
    Current income taxes.....................       961          (357)
    Deferred income taxes....................    12,655           541
                                                 13,616           184

  Minority interest..........................     1,358         1,198

INCOME FROM CONTINUING OPERATIONS............    36,271        14,089

  Income from discontinued operation.........         -           617

NET INCOME ..................................  $ 36,271      $ 14,706


EARNINGS PER SHARE
  Continuing operations......................  $    .59      $    .23
  Discontinued operation.....................         -           .01
                                               $    .59      $    .24

WEIGHTED AVERAGE SHARES OUTSTANDING..........    61,719        60,518


The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                                (RESTATED)
                                                         (IN THOUSANDS)

OPERATING ACTIVITIES
  Net income........................................  $ 36,271   $ 14,706
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Net cash provided by discontinued operation..         -        657
       Depreciation and amortization................    34,254     27,853
       Deferred income tax provision................    12,655        541
       Amortization of other assets.................     1,646      1,787
       Other........................................    (2,104)    (1,024)
       Changes in operating assets and liabilities:
         Increase in accounts receivable............    (8,881)   (12,539)
         Decrease in prepaid expenses and other.....     2,566      8,914
         Increase in accounts payable...............     2,228      5,375
         Increase (decrease) in accrued liabilities.     5,312     (2,557)
             Net cash provided by operating
               activities...........................    83,947     43,713

INVESTING ACTIVITIES
  Additions to property and equipment...............   (69,289)   (67,075)
  Purchase of long-term investments.................   (18,112)         -
  Sale of short-term investments....................     5,000      2,879
  Net cash acquired in Dual acquisition.............     8,529          -
  Other.............................................     1,495     (3,212)
      Net cash used by investing activities.........   (72,377)   (67,408)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings................    45,000          -
  Reduction of long-term borrowings.................   (57,590)   (19,851)
  Repurchase of common stock........................         -     (7,210)
  Other.............................................       699        157
    Net cash used by financing activities...........   (11,891)   (26,904)

DECREASE IN CASH AND CASH EQUIVALENTS...............      (321)   (50,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    77,064    147,851

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 76,743   $ 97,252


 The accompanying notes are an integral part of these financial statements.



             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements
- ---------------------------------------

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

On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual"). See "Note 2 - Acquisition" below. The Company's consolidated financial statements include the results of Dual from the June 12, 1996 acquisition date.

It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. As a result of the sale of the Company's technical services business effective September 30, 1995, the Company's 1995 Consolidated Statements of Income and of Cash Flows presented herein have been reclassified to present the Company's technical services operations as a discontinued operation.

Note 2 - Acquisition
- --------------------

On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, DDC Acquisition Company and Dual (the "Merger Agreement") approved by Dual stockholders on that date. Under the terms of the Merger Agreement, each share of Dual common stock was immediately converted into the right to receive 0.625 shares of the Company's common stock. The Company issued approximately 10.1 million shares of its common stock to the previous Dual stockholders in connection with the acquisition of Dual.

The Company accounted for the acquisition of Dual as a purchase acquisition. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes.

The acquired Dual operations consist of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of Dual's jackup rigs are located in the Gulf of Mexico and the remaining five jackup rigs are located offshore Indonesia, India and Qatar. Of the 10 platform rigs operated by Dual, seven are currently located in the Gulf of Mexico, two are located off the coast of California and one is located off the coast of China.


The following unaudited pro forma information shows the consolidated results of operations for the six months ended June 30, 1996 and 1995 based upon adjustments to the restated historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1995 (in thousands, except per share data):

                                           1996          1995
                                         --------      --------

     Operating revenues                  $235,337      $169,653
     Operating income                    $ 52,700      $ 17,406
     Income from continuing operations   $ 34,773      $  7,232
     Net income                          $ 34,773      $  7,849

     Earnings per share                  $   0.48      $   0.11

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

Note 3 - Gain on Settlement
- ---------------------------

In February 1991, a subsidiary of the Company filed an action against TransAmerican Natural Gas Corporation and related subsidiaries and affiliates ("TransAmerican") seeking damages for breach of contract. On April 5, 1996, the U.S. District court for the Southern District of Texas, Houston Division, entered a judgment against TransAmerican. As a result of the judgment, on April 18, 1996, the subsidiary of the Company entered into a settlement agreement with TransAmerican. Under the terms of the settlement agreement, the subsidiary of the Company received approximately $7.3 million. In the second quarter of 1996, the Company recorded a gain of $6.4 million under the caption "Other, net" with a corresponding increase in deferred income tax expense of $2.2 million for an after tax gain of $4.2 million.

Note 4 - Long-Term Debt
- -----------------------

On June 13, 1996, the Company amended its $130.0 million revolving credit facility with a group of international banks, increasing availability under the revolving credit facility to $150.0 million ("facility"). On the same date, the Company borrowed an additional $45.0 million under the facility, increasing outstanding borrowings under the facility to $111.0 million. Proceeds from the additional $45.0 million of borrowings under the facility were used to refinance approximately $41.8 million of Dual's long-term debt. Availability under the facility is reduced by $7.0 million on a semi-annual basis commencing in October 1996, with the remaining outstanding balance due in October 2001. The facility continues to be collateralized by the majority of the Company's jackup rigs, including certain of the jackup rigs acquired in the acquisition of Dual. The covenants under the facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to London InterBank Offered Rates. As of June 30, 1996, the interest rate on the facility was 7.1%.


At June 30, 1996, Dual had outstanding $100.0 million (face amount) of 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). As of June 30, 1996, the Company had purchased $17.3 million (face amount) of the 9 7/8 % Notes on the open market. The Company's balance sheet at June 30, 1996 reflects long-term debt net of the $17.3 million (face amount) of 9 7/8% Notes purchased by the Company. In mid-July 1996, the Company purchased an additional $3.8 million (face amount) of the 9 7/8% Notes on the open market. Additionally, in mid-July 1996 $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer by Dual to purchase the 9 7/8% Notes following a change in control.

Note 5 - Provision for Income Taxes
- -----------------------------------

The current income tax provisions for the three and six months ended June 30, 1996 are primarily for United States alternative minimum taxes and the Company's operations in Venezuela and the Netherlands. The deferred income tax provisions for the three and six months ended June 30, 1996 relate to the Company's operations in the U.S., the United Kingdom and Venezuela. No provision for regular U.S. federal income taxes has been recorded for the three and six months ended June 30, 1996 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At June 30, 1996, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $264.7 million and $140.8 million, respectively, and investment tax credit and alternative minimum tax credit carryforwards of approximately $360,000 and $1.5 million, respectively.

Note 6 - Commitments and Contingencies
- --------------------------------------

In mid-January 1996, one of the Company's jackup rigs located in the Gulf of Mexico experienced damage as it was preparing to jack up on a new location. The jackup rig was mobilized to a shipyard where it is currently undergoing repairs and is expected to be available for work in late 1996. The Company is fully insured for damage to and salvage operations related to the jackup rig and the Company expects that all such costs incurred will be recoverable from its insurance coverage. As of June 30, 1996, the Company had a receivable recorded from its insurance carrier of approximately $2.6 million related to damage to and salvage operations related to the rig.

Note 7 - Subsequent Events
- --------------------------

The Company sold substantially all of the assets of its technical services business in 1995. The consideration received by the Company in the sale consisted of $11.8 million in cash and two notes from the purchaser
("Purchaser")  totalling $6.1  million.   The  notes  consisted of  a  $3.6
million promissory note and a $2.5 million convertible promissory note.  In early July 1996, the Purchaser completed an initial public offering of its common stock ("Purchaser's IPO"). In connection with the Purchaser's IPO, the $ 3.6  million promissory note  was paid in full  and the $2.5  million convertible  promissory  note  was  converted  into  common  stock  of  the
Purchaser.    The  Purchaser's common  stock  received  by  the Company  in connection with the  conversion of the $2.5 million  convertible promissory


note was sold for $5.4 million in the Purchaser's IPO. The Company will record a gain of approximately $2.9 million, exclusive of taxes, in the third quarter of 1996 associated with the sale of the Purchaser's common stock received by the Company from conversion of the $2.5 million convertible promissory note.

In mid-July 1996, the Company sold its remaining land rig, which was located in the Middle East, for $2.5 million. The Company will record a gain of approximately $750,000, exclusive of income taxes, in the third quarter of 1996 associated with the sale of the rig.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

ENSCO International Incorporated (the "Company") provides offshore contract drilling and marine transportation services to the oil and gas industry. The Company's contract drilling operations are primarily conducted in the Gulf of Mexico, the North Sea, Venezuela and Asia. The marine transportation services provided by the Company are currently conducted solely in the Gulf of Mexico.

Industry activity levels for offshore drilling rigs and Gulf of Mexico marine vessels have increased in the first half of 1996 over the already improved levels prevalent in the second half of 1995. The increased activity levels in 1996 have resulted in demand sufficient to absorb almost all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world and for Gulf of Mexico marine vessels that are in working condition and being actively marketed.

Industry activity levels for Gulf of Mexico drilling rigs have consistently increased since mid-1995. Management believes current Gulf of Mexico industry activity levels are sustainable for the remainder of 1996 unless there is a significant and unexpected deterioration in natural gas prices. In particular, demand for cantilever jackup rigs, which is the Company's main focus, is expected to remain strong due to the increased level of development activity which requires cantilevered drilling over existing production platforms. Activity levels for the Company's marine transportation vessels generally correspond with activity levels experienced for the Company's Gulf of Mexico rigs.

In the North Sea, industry activity levels increased in the first half of 1996 with full utilization of all actively marketed jackup rigs as compared to near full utilization in the second half of 1995. During 1996, reduced industry activity levels in the British sector of the North Sea (due to lower natural gas prices in the United Kingdom) have been offset by higher activity levels in other sectors of the North Sea, particularly Holland. Further decreases in United Kingdom natural gas prices and related activity levels in the British sector of the North Sea without an offsetting increase in activity levels in other sectors of the North Sea could adversely impact the overall North Sea market.

In Asia, during the first half of 1996, demand for offshore drilling rigs has increased while the supply of actively marketed offshore drilling rigs has continued to fall. Management anticipates that activity levels for offshore drilling rigs in Asia should remain fairly stable for the remainder of 1996 unless there is a significant deterioration in oil prices.

The Company's  barge  drilling rigs  in Venezuela  generally operate  under
long-term  contracts  for  a national  oil  company.   As  a  result, their
activity levels are not as dependent on oil prices.


Offshore rig and marine vessel industry utilization for the three and six months ended June 30, 1996 and 1995 are summarized below:

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,             JUNE 30,
                                   ------------------    ----------------
                                     1996     1995         1996     1995
                                    ------   ------       ------   ------
INDUSTRY WIDE AVERAGES *
Offshore Rigs
   U.S. Gulf of Mexico:
       Jackup Rigs:
          Rigs Under Contract         121      104          118      100
          Total Rigs Available        137      142          137      141
          % Utilization               88%      73%          86%      71%

       Platform Rigs:
          Rigs Under Contract          18        9           16       10
          Total Rigs Available         26       26           25       26
          % Utilization               69%      35%          63%      37%

   Worldwide:
       Jackup Rigs:
          Rigs Under Contract         346      319          340      315
          Total Rigs Available        384      389          384      390
          % Utilization               90%      82%          89%      81%

       Platform Rigs:
          Rigs Under Contract          90       86           86       88
          Total Rigs Available        122      137          118      133
          % Utilization               74%      63%          73%      66%

Marine Vessels
   U.S. Gulf of Mexico:
       Vessels Under Contract         258      246          263      240
       Total Vessels Available        278      277          280      277
       % Utilization                  93%      89%          94%      87%

* Industry utilization based on data published by OFFSHORE DATA SERVICES, INC.


RESULTS OF OPERATIONS

On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a purchase acquisition. The Company's consolidated financial statements include the results of Dual from the June 12, 1996 acquisition date. The acquired Dual operations consist of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of Dual's jackup rigs are located in the Gulf of Mexico and the remaining five jackup rigs are located offshore Indonesia, India and Qatar. Of the 10 platform rigs operated by Dual, seven are currently located in the Gulf of Mexico, two are located off the coast of California and one, which is not owned but managed by Dual, is located off the coast of China.

The following analysis highlights the Company's operating results for the three and six months ended June 30, 1996 and 1995 (in thousands):


                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
OPERATING RESULTS
  Revenues                        $ 97,249  $ 62,425   $181,795  $123,555
  Operating margin (1)              48,022    26,261     89,044    51,296
  Operating income                  27,192     9,476     49,625    18,822
  Other income (expense)             4,169    (2,052)     1,620    (3,351)
  Provision for income taxes        (8,849)     (145)   (13,616)     (184)
  Minority interest                   (931)     (596)    (1,358)   (1,198)
  Income from continuing
    operations                      21,581     6,683     36,271    14,089
  Income from discontinued
    operation                            -       401          -       617
  Net income                        21,581     7,084     36,271    14,706

REVENUES
  Contract drilling
    Gulf of Mexico jackup rigs    $ 41,279  $ 26,172   $ 77,332  $ 53,894
    North Sea jackup rigs           19,824    12,128     40,746    22,809
    Asia jackup rigs                 1,933         -      1,933         -
      Total jackup rigs             63,036    38,300    120,011    76,703
    Barge drilling rigs             19,179    15,649     35,087    31,146
    Platform rigs                    1,421         -      1,421         -
    Dormant operations (2)              38         -         38         -
      Total contract drilling       83,674    53,949    156,557   107,849
  Marine transportation
    AHTS (3)                         3,852     3,382      7,630     6,175
    Supply                           7,811     4,357     14,406     8,289
    Mini-supply                      1,912       737      3,202     1,242
      Total marine transportation   13,575     8,476     25,238    15,706
        Total                     $ 97,249  $ 62,425   $181,795  $123,555

OPERATING MARGIN (1)
  Contract drilling
    Gulf of Mexico jackup rigs    $ 20,305  $  8,723   $ 36,459  $ 19,004
    North Sea jackup rigs            6,592     4,913     16,021     8,433
    Asia jackup rigs                   690         -        690         -
      Total jackup rigs             27,587    13,636     53,170    27,437
    Barge drilling rigs             13,119     9,920     23,113    19,654
    Platform rigs                      472         -        472         -
    Dormant operations (2)              22       (65)       (9)      (179)
      Total contract drilling       41,200    23,491     76,746    46,912
  Marine transportation
    AHTS (3)                         1,827     1,488      4,004     2,573
    Supply                           3,988     1,224      6,889     1,769
    Mini-supply                      1,007        58      1,405        42
      Total marine transportation    6,822     2,770     12,298     4,384
        Total                     $ 48,022  $ 26,261   $ 89,044  $ 51,296

(1) Defined as revenues less operating expenses, exclusive of depreci-ation and general and administrative expenses.
(2) The Company has a management contract on a non-owned platform rig off the coast of China and owned one land rig in the Middle East, both of which were inactive. The land rig was sold in mid-July 1996.


(3)   Anchor handling tug supply vessels.

The following is an analysis of certain operating information of the Company for the three and six months ended June 30, 1996 and 1995:

                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
CONTRACT DRILLING
  Utilization:
    Gulf of Mexico jackup rigs       91%       84%        91%       86%
    North Sea jackup rigs            78%       57%        86%       59%
    Asia jackup rigs                 86%        -         86%        -
      Total jackup rigs              88%       78%        89%       80%
    Barge drilling rigs              85%       87%        82%       93%
    Platform rigs                    78%        -         78%        -
      Total                          87%       81%        87%       84%

  Average day rates:
    Gulf of Mexico jackup rigs    $ 25,825  $ 19,139   $ 24,631  $ 19,571
    North Sea jackup rigs           45,522    43,410     44,375    41,269
    Asia jackup rigs                24,772         -     24,772         -
      Total jackup rigs             29,640    23,205     28,821    23,216
  Barge drilling rigs               24,768    19,717     23,327    18,542
  Platform rigs                     15,074         -     15,074         -
    Total                         $ 27,879  $ 22,028   $ 27,106  $ 21,595

MARINE TRANSPORTATION
  Utilization:
    AHTS *                           72%       87%        80%       78%
    Supply                           90%       79%        90%       75%
    Mini-supply                      95%       57%        80%       49%
      Total                          88%       75%        86%       70%

  Average day rates:
    AHTS *                        $  9,767  $  7,124   $  8,713  $  7,069
    Supply                           4,142     2,897      3,840     2,887
    Mini-supply                      2,766     1,786      2,730     1,757
      Total                       $  4,568  $  3,543   $  4,351  $  3,511

*  Anchor handling tug supply vessels.

The Company's consolidated revenues, operating margin and operating income (defined as revenues less operating expenses, depreciation and general and administrative expenses) for the three and six months ended June 30, 1996 increased significantly from the same periods in 1995. The increases were due primarily to increased average day rates and utilization for the Company's rigs and vessels in 1996 and the return to work of various rigs and vessels that were in shipyards for major modifications and enhancements in the prior year periods.


Contract Drilling
- -----------------

The following is an analysis of the Company's offshore drilling rigs at June 30, 1996 and 1995:

                                              1996       1995
                                             ------     ------
                Jackup rigs:
                    Gulf of Mexico             23         18
                    North Sea                   6          6
                    Asia                        5 (1)      -
                        Total jackup rigs      34         24
                Barge rigs - Venezuela         10         10
                Platform rigs                  10 (2)      -
                        Total                  54         34

                (1) Includes  one jackup rig operated by the
                    Company that is 49% owned.

                (2) Seven are  located in the  Gulf of  Mexico,
                    two off the coast of California and  one is
                    not   owned  but   is   operated   under  a
                    management contract off the coast of China.

Revenues and operating margins for the Company's contract drilling segment for the three months ended June 30, 1996 were up 55% and 75%, respectively, and for the six months ended June 30, 1996 were up 45% and 64%, respectively, compared to the prior year periods. The significantly improved 1996 results were primarily due to increased current year activity levels in the Gulf of Mexico and the North Sea. Average day rates for the three and six months ended June 30, 1996 on the Company's jackup rigs in the Gulf of Mexico increased by 35% and 26%, respectively, and average day rates on the Company's North Sea jackup rigs increased by 5% and 8%, respectively, as compared to the prior year periods.

The 1996 results also benefitted from the return to work of three of the Company's jackup rigs, two in the North Sea and one in the Gulf of Mexico, that were undergoing major modifications and enhancements in the prior year periods. The increased revenue and operating margin levels in 1996 were also due to payments received in 1996 on the Venezuela barge drilling rigs related to the recovery of past cost increases and the contribution from the rigs acquired from Dual.

The above increases in revenue and operating margin were partially offset by two barge drilling rigs in Venezuela coming off contract in the second quarter of 1995. One of the barge drilling rigs returned to work in mid-May 1996 and the other in early-July 1996 under new long-term contracts with Lagoven S.A. ("Lagoven"), a subsidiary of the Venezuela national oil company.

The Venezuelan currency  experienced significant devaluation  in the  first half  of 1994 and the Venezuelan government established policies to control the  exchange rate of the  Venezuelan currency and  severely restricted the
conversion  of  Venezuelan  currency  to  U.S.  dollars.    The  Venezuelan
government further devalued the Venezuela currency against the  U.S. dollar
in  late 1995.    In  April  1996, the  Venezuela  government  removed  all


conversion and exchange controls and the Venezuelan currency began trading freely. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are unlikely due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

Marine Transportation
- ---------------------

The following is an analysis of the Company's marine transportation vessels as of June 30, 1996 and 1995:

                                              1996       1995
                                              ----       ----

                AHTS *                          6          6
                Supply                         23         21
                Mini-Supply                     8          8
                   Total                       37         35

                *   Anchor handling tug supply vessels.

Revenues and operating margins for the Company's marine transportation segment for the three months ended June 30, 1996 were up 60% and 146%, respectively, and for the six months ended June 30, 1996 were up 61% and 181%, respectively, in comparison to the prior year periods. The 1996 results improved significantly from the prior year periods due to increased current year activity levels in the Gulf of Mexico.

Average day rates for the Company's marine transportation vessels for the three and six months ended June 30, 1996 increased by 29% and 24% from the prior year periods. The 1996 results also benefitted from the return to work in mid-1995 of four mini-supply vessels that were undergoing modifications in the prior year periods and the purchase of six supply vessels in late-1995, four of which were previously operated under operating lease agreements.

Depreciation and Amortization
- -----------------------------

Depreciation  and amortization  expense increased  by 25%  and 23%  for the three and  six months ended June 30, 1996, respectively, as compared to the prior year periods due primarily to depreciation associated with major modifications and enhancements on various rigs and vessels that returned to work in 1995 and 1996, the addition of a North Sea jackup rig in March 1995
and  depreciation   on  six   supply  vessels   purchased  in  late   1995.
Depreciation and amortization expense also increased in 1996 due to depreciation and amortization associated with the rigs acquired from Dual.


Other Income (Expense)
- ----------------------

Other income (expense) for the three and six months ended June 30, 1996 and 1995 was as follows (in thousands):

                         THREE MONTHS ENDED     SIX MONTHS ENDED
                               JUNE 30,              JUNE 30,

                         ------------------    ------------------
                           1996      1995        1996      1995
                         --------  --------    --------  --------

    Interest income      $ 1,098   $ 1,652     $ 2,334   $ 3,801
    Interest expense      (4,387)   (4,104)     (8,436)   (8,495)
    Other, net             7,458       400       7,722     1,343
                         --------  --------    --------  --------
                         $ 4,169   $(2,052)    $ 1,620   $(3,351)

The Company's interest income decreased for the three and six months ended June 30, 1996 as compared to the prior year periods due primarily to lower average cash balances in the current year periods.

"Other, net" increased for the three and six months ended June 30, 1996 as compared to the prior year periods due primarily to a $6.4 million gain on settlement with TransAmerican Natural Gas Corporation in the second quarter of 1996 as discussed in "Note 3 - Gain on Settlement" to the Company's Consolidated Financial Statements.

Provision for Income Taxes
- --------------------------

The Company's provisions for income taxes increased significantly for the three and six months ended June 30, 1996 as compared to the prior year periods due primarily to increased deferred income tax provisions in the current year periods. The Company's U.S. deferred income tax provisions for the three and six months ended June 30, 1996 increased by $6.4 million and $8.3 million, respectively, from the prior year periods due primarily to the timing of the recognition of the expected utilization or expiration of U.S. net operating loss carryforwards. The deferred income tax provisions in the U.S., Venezuela and the United Kingdom also increased for the three and six months ended June 30, 1996 as compared to the prior year periods due, in part, to increased differences in the book and tax basis of property and equipment as the Company's asset additions and enhancements have increased the difference between the book and tax basis of the Company's property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
- ----------------------------------

The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1996 and 1995 were as follows (in thousands):


                                              1996           1995
                                            --------       --------

        Cash flow from operations           $ 83,947       $ 43,713
        Capital expenditures
           Sustaining                       $  6,264       $  5,228
           Enhancements                       49,754         48,321
           New Construction                        -            766
           Acquisitions                       13,271         12,760
                                            --------       --------
                                            $ 69,289       $ 67,075

Cash flow from operations increased by $40.2 million for the six months ended June 30, 1996 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first six months of 1996 as compared to the prior year period and an increase in cash flow from the net change in various working capital accounts.

Management anticipates that capital expenditures in 1996 will be approximately $130.0 million to $150.0 million, including $27.0 million to $30.0 million for existing operations, $90.0 million to $107.0 million for modifications and enhancements of rigs and vessels and $13.0 million related to a deferred purchase payment on a North Sea jackup rig acquired in March 1995. The Company may spend additional funds to acquire rigs or vessels in 1996, depending on market conditions and opportunities.


Financing and Capital Resources
- -------------------------------

The Company's long-term debt, total capital and debt to capital ratios at June 30, 1996 and December 31, 1995 are summarized below (in thousands, except percentages):

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ----------    ------------

        Long-term debt                     $  272,988      $159,201
        Total capital                       1,060,100       690,450
        Long-term debt to total capital           26%           23%

The increase in long-term debt relates primarily to $128.2 million of debt assumed in the acquisition of Dual offset, in part, by scheduled repayments of existing debt. The total capital of the Company increased due primarily to the issuance of shares of the Company's common stock in the acquisition of Dual valued at $218.4 million, the net increase in long-term debt as discussed above and the profitability of the Company for the six months ended June 30, 1996.

On June  12, 1996, the Company  acquired Dual pursuant to  an Agreement and
Plan of Merger among the Company, DDC Acquisition Company and Dual (the "Merger Agreement") approved by Dual stockholders on that date. Under the terms  of  the Merger  Agreement,  each  share  of  Dual common  stock  was immediately  converted  into  the right  to  receive  0.625  shares of  the
Company's  common stock.   The  Company  issued approximately  10.1 million


shares of its common stock to the previous Dual stockholders in connection with the acquisition of Dual.

The Company had $39.0 million undrawn under a revolving line of credit at June 30, 1996. The revolving line of credit is reduced semi-annually by $7.0 million commencing in October 1996, with the remaining line expiring in October 2001. See "Note 4 - Long-Term Debt" to the Company's Consolidated Financial Statements.

The Company's liquidity position at June 30, 1996 and December 31, 1995 is summarized in the table below (in thousands, except ratios):

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                           ----------    ------------

        Cash and short-term investments     $76,743        $82,064
        Working capital                      97,749         78,945
        Current ratio                           1.9            1.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

In mid-July 1996, the Company purchased an additional $3.8 million (face amount) of the Dual 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") on the open market. Additionally, in mid-July 1996 $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer by Dual to purchase the 9 7/8% Notes following a change in control.

The Company sold substantially all of the assets of its technical services business in 1995. The consideration received by the Company in the sale consisted of $11.8 million in cash and two notes from the purchaser ("Purchaser") totalling $6.1 million. The notes consisted of a $3.6 million promissory note and a $2.5 million convertible promissory note. In early July 1996, the Purchaser completed an initial public offering of its common stock ("Purchaser's IPO"). In connection with the Purchaser's IPO, the $ 3.6 million promissory note was paid in full and the $2.5 million convertible promissory note was converted into common stock of the Purchaser. The Purchaser's common stock received by the Company in connection with the conversion of the $2.5 million convertible promissory note was sold for $5.4 million in the Purchaser's IPO. The Company will record a gain of approximately $2.9 million, exclusive of taxes, in the third quarter of 1996 associated with the sale of the Purchaser's common stock received by the Company from conversion of the $2.5 million convertible promissory note.

In mid-July 1996, the Company sold its remaining land rig, which was located in the Middle East, for $2.5 million. The Company will record a gain of approximately $750,000, exclusive of income taxes, in the third quarter of 1996 associated with the sale of the rig.


PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995

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


ITEM 1.     LEGAL PROCEEDINGS

In February 1991, a wholly-owned subsidiary of the Company filed an action against TransAmerican Natural Gas Corporation and related subsidiaries and affiliates ("TransAmerican") seeking damages for breach of contract. In August 1991, TransAmerican filed a state court action against the wholly-owned subsidiary of the Company seeking damages for breach of contract and tort claims. On April 5, 1996, the U.S. District Court for the Southern District of Texas, Houston Division, entered a judgment against TransAmerican. As a result of the judgment, on April 18, 1996 the wholly-owned subsidiary of the Company entered into a settlement agreement with TransAmerican. Under the terms of the settlement agreement, TransAmerican paid the wholly-owned subsidiary of the Company approximately $7.3 million. Additionally, all claims or causes of action which TransAmerican had against the Company or its wholly-owned subsidiary have been dismissed. The Company recorded a gain on the settlement with TransAmerican of $6.4 million in the second quarter of 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1996, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect three Class II directors; "Proposal 2" - To approve the Company's 1996 Non-Employee Director Stock Option Plan; and "Proposal 3" - To approve the appointment of Price Waterhouse LLP as the company's independent accountants for 1996. A description of the foregoing matters is contained in the Company's proxy statement, dated March 25, 1996, relating to the 1996 annual meeting of stockholders.

There were 60,660,485 shares of the Company's common stock entitled to vote at the annual meeting based on the March 26, 1996 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 53,000,000 votes, which was in excess of 87% of the outstanding common shares entitled to vote.

With respect to Proposal 1 listed above, the voting was as follows:

                                  VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                  ----------   -------------   -----------

            Craig I. Fields       53,162,916       824,849           471
            Morton H. Meyerson    53,161,796       825,859           581
            Richard A. Wilson     53,162,998       824,846           393

With respect to Proposals 2 and 3 listed above, the voting was as follows:

                                  VOTES FOR    VOTES AGAINST   ABSTENTIONS
                                  ----------   -------------   -----------

            Proposal 2            52,097,091     1,295,386       156,670
            Proposal 3            53,886,730        54,905        46,379



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits and Exhibit Index

                EXHIBIT NO.
                ----------

                  10.25 Amendment No. 1 dated as of June 13, 1996 to the Amended and Restated Credit Facility Agreement dated as of September 27, 1995 by and among ENSCO Offshore Company and ENSCO Offshore U.K. Limited, as borrowers, and Christiana Bank OG Kreditkasse, New York
                              Branch, and den Norske Bank AS, New York Branch, as the Banks

                  10.26 Amendment No. 3, dated June 13, 1996, to the First Preferred Fleet Mortgage dated December 17, 1993, as amended, by ENSCO Offshore Company and Bankers Trust Company, as trustee for the benefit of Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch.

                  10.27 First Preferred Fleet Mortgage dated June 13, 1996 by ENSCO Offshore Company II and Bankers Trust Company, as trustee for the benefit of Christiana Bank OG Kreditkasse, New York Branch, and den Norske Bank AS, New York Branch.

                    27  Financial Data Schedule


        (b)     Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated June 12, 1996, with respect to the acquisition of DUAL DRILLING COMPANY ("Dual") pursuant to an Agreement and Plan of Merger between the Company, DDC Acquisition Company and Dual.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:  August 1, 1996              /s/  C. Christopher Gaut
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