Form 10-Q
period 1996-09-30
ENSCO INTERNATIONAL INC
filed 1996-11-13
CIK 314808

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

There were 70,840,317 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 11, 1996.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Review Report of Independent Accountants                 3

          Consolidated Balance Sheet
              September 30, 1996 and December 31, 1995             4

          Consolidated Statement of Income
              Three Months Ended September 30, 1996 and 1995       5

          Consolidated Statement of Income
              Nine Months Ended September 30, 1996 and 1995        6

          Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1996 and 1995        7

          Notes to Consolidated Financial Statements             8 - 11

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS     12 - 20


PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    21


SIGNATURES                                                         22

                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ENSCO International Incorporated


We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated as of September 30, 1996 and the related consolidated statements of income and of cash flows for the three and nine month periods ended September 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP

Dallas, Texas
November 6, 1996

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1996          1995
                                                ------------   -----------
                                                 (Unaudited)
                                                       (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................... $   89,521      $ 77,064
  Short-term investments........................          -         5,000
  Accounts and notes receivable, net............     95,516        60,796
  Prepaid expenses and other....................     14,515        22,893
        Total current assets....................    199,552       165,753

PROPERTY AND EQUIPMENT, AT COST.................  1,181,500       818,266
  Less accumulated depreciation.................    234,524       185,334
        Property and equipment, net.............    946,976       632,932

OTHER ASSETS
  Goodwill......................................     96,258         7,252
  Other.........................................      7,584        15,514
     Total other assets.........................    103,842        22,766
                                                 $1,250,370      $821,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................. $    5,508      $  8,936
  Accrued liabilities...........................     64,517        45,820
  Current maturities of long-term debt..........     34,378        32,052
        Total current liabilities...............    104,403        86,808

LONG-TERM DEBT..................................    253,524       159,201

DEFERRED INCOME TAXES...........................     50,737        26,800

OTHER LIABILITIES...............................     26,994        17,393

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 77.1 million and 66.9
    million shares issued.......................      7,708         6,689
  Additional paid-in capital....................    834,700       615,644
  Retained earnings (deficit)...................     39,885       (23,598)
  Restricted stock (unearned compensation)......     (5,219)       (5,263)
  Cumulative translation adjustment.............     (1,086)       (1,086)
  Treasury stock at cost, 6.3 million shares....    (61,276)      (61,137)
        Total stockholders' equity .............    814,712       531,249
                                                 $1,250,370      $821,451

The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                 1996          1995
                                               --------      --------
                                                (In thousands, except
                                                   per share data)

OPERATING REVENUES...........................  $134,588      $ 71,793

OPERATING EXPENSES
  Operating costs............................    64,801        40,479
  Depreciation and amortization..............    23,653        14,702
  General and administrative.................     2,768         2,209
                                                 91,222        57,390

OPERATING INCOME.............................    43,366        14,403

OTHER INCOME (EXPENSE)
  Interest income............................     1,051           986
  Interest expense...........................    (6,319)       (3,912)
  Other, net.................................     2,803           874
                                                 (2,465)       (2,052)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    40,901        12,351

  Provision for income taxes
    Current income taxes.....................     1,937             -
    Deferred income taxes....................    11,042         1,242
                                                 12,979         1,242
  Minority interest..........................       710           508

INCOME FROM CONTINUING OPERATIONS............    27,212        10,601

  Income from discontinued operations........         -         5,679

NET INCOME ..................................  $ 27,212      $ 16,280


EARNINGS PER SHARE
  Continuing operations......................  $    .38      $    .18
  Discontinued operations....................         -           .09
                                               $    .38      $    .27

WEIGHTED AVERAGE SHARES OUTSTANDING..........    70,779        60,476


The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                               ----------------------
                                                 1996          1995
                                               --------      --------
                                               (In thousands, except
                                                   per share data)

OPERATING REVENUES...........................  $316,383      $195,348

OPERATING EXPENSES
  Operating costs............................   157,552       112,738
  Depreciation and amortization..............    57,907        42,555
  General and administrative.................     7,933         6,830
                                                223,392       162,123

OPERATING INCOME.............................    92,991        33,225

OTHER INCOME (EXPENSE)
  Interest income............................     3,385         4,787
  Interest expense...........................   (14,755)      (12,407)
  Other, net.................................    10,525         2,217
                                                   (845)       (5,403)

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST.........    92,146        27,822

  Provision for (benefit from) income taxes
    Current income taxes.....................     2,898          (846)
    Deferred income taxes....................    23,697         2,272
                                                 26,595         1,426
  Minority interest..........................     2,068         1,706

INCOME FROM CONTINUING OPERATIONS............    63,483        24,690

  Income from discontinued operations........         -         6,296

NET INCOME ..................................  $ 63,483      $ 30,986


EARNINGS PER SHARE
  Continuing operations......................  $    .98      $    .41
  Discontinued operations....................         -           .10
                                               $    .98      $    .51

WEIGHTED AVERAGE SHARES OUTSTANDING..........    64,781        60,505


The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                         (In thousands)

OPERATING ACTIVITIES
  Net income........................................  $ 63,483   $ 30,986
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.................    57,907     42,555
      Deferred income tax provision.................    23,697      2,272
      Amortization of other assets..................     2,729      2,556
      Gain on sale of discontinued operations.......         -     (5,161)
      Net cash provided by discontinued operations..         -        135
      Other.........................................      (195)    (2,260)
      Changes in operating assets and liabilities:
        Increase in accounts receivable.............   (12,519)   (16,146)
        Decrease in prepaid expenses and other......     9,615      5,450
        Increase (decrease) in accounts payable.....     1,546     (1,606)
        Increase in accrued liabilities.............     1,868      2,465
          Net cash provided by operating
               activities...........................   148,131     61,246

INVESTING ACTIVITIES
  Additions to property and equipment...............  (106,288)  (103,193)
  Sale of short-term investments....................     5,000      5,869
  Net cash acquired in Dual acquisition.............     8,529          -
  Other.............................................     6,479     (5,654)
      Net cash used by investing activities.........   (86,280)  (102,978)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings................    45,000     24,043
  Reduction of long-term borrowings.................   (77,061)   (33,233)
  Pre-acquisition purchase of Dual debt.............   (18,112)         -
  Repurchase of common stock........................         -     (7,210)
  Other.............................................       779        734
    Net cash used by financing activities...........   (49,394)   (15,666)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    12,457    (57,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    77,064    147,851

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 89,521   $ 90,453


 The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by ENSCO International Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair statement of the financial position and results of operations for the interim periods presented.

On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual"). See "Note 2 - Acquisition" below. The Company's consolidated financial statements include the results of Dual from the June 12, 1996 acquisition date.

The financial data for the three and nine month periods ended September 30, 1996 included herein have been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

NOTE 2 - ACQUISITION

On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, DDC Acquisition Company, a wholly owned subsidiary of the Company, and Dual (the "Merger Agreement") approved by Dual stockholders on that date. Under the terms of the Merger Agreement, each share of Dual common stock was immediately converted into the right to receive 0.625 shares of the Company's common stock. The Company issued approximately 10.1 million shares of its common stock to Dual stockholders in connection with the acquisition of Dual.

The Company accounted for the acquisition of Dual as a purchase. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes.

The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of Dual's jackup rigs are presently located in the Gulf of Mexico, four jackup rigs are located offshore Indonesia, India and Qatar and the remaining jackup rig is now in a Malaysia shipyard for modifications and enhancements. Of the 10 platform rigs operated by Dual, seven are currently located in the Gulf of Mexico and one, which is not owned but managed by Dual, is located off the coast of China. The remaining two platform rigs, formerly located off the coast of California, have been retired.

The following unaudited pro forma information shows the consolidated results of operations for the nine months ended September 30, 1996 and 1995 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1995 (in thousands, except per share data):

                                           1996          1995
                                         --------      --------
     Operating revenues                  $369,925      $262,058
     Operating income                    $ 94,665      $ 29,062
     Income from continuing operations   $ 60,578      $ 11,977
     Net income                          $ 60,578      $ 18,273

     Earnings per share                  $   0.86      $   0.26

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

NOTE 3 - OTHER INCOME

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

The Company sold substantially all of the assets of its technical services business in September 1995 as discussed in "Note 8 - Discontinued Operations". In early July 1996, the Company converted its convertible promissory note received from the purchaser ("Purchaser") into common stock of the Purchaser. The Company sold the Purchaser's common stock for $5.4 million and recorded a gain in the third quarter associated with the sale of approximately $2.9 million under the caption "Other, net" with a corresponding increase in deferred income tax expense of $1.1 million for an after tax gain of $1.8 million.

NOTE 4 - LONG-TERM DEBT

On June 13, 1996, the Company amended its $130.0 million revolving credit facility with a group of international banks, increasing availability under the revolving credit facility ("Facility") to $150.0 million. On the same date, the Company borrowed an additional $45.0 million under the Facility, increasing outstanding borrowings under the Facility to $111.0 million. Proceeds from the additional $45.0 million of borrowings under the Facility were used to refinance approximately $41.8 million of Dual's bank debt. Availability under the Facility is reduced by $7.0 million on a semi-annual basis commencing in October 1996, with the remaining outstanding balance due in October 2001. The Facility continues to be collateralized by the majority of the Company's jackup rigs, including certain of the jackup rigs acquired in the acquisition of Dual. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to London InterBank Offered Rates. As of September 30, 1996, the interest rate on the Facility was 7.05%.

At the June 12, 1996 acquisition date, Dual had outstanding $100.0 million (face amount) of 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes"). In July 1996, $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer by Dual to purchase the 9 7/8% Notes following a change in control. Additionally, as of September 30, 1996, the Company had purchased $23.2 million (face amount) of the 9 7/8% Notes on the open market. The Company's balance sheet at September 30, 1996 reflects long-term debt net of the $5.0 million redemption and the $23.2 million (face amount) of 9 7/8% Notes purchased by the Company.

In September 1995, the Company amended and restated a $100.0 million loan arrangement with a group of international banks. The amended and restated facility was structured as a $130.0 million revolving credit facility, of which $66.0 million was drawn as of September 30, 1995. The interest rate on the facility was 7.15% as of September 30, 1995. The amended and restated facility was recently amended on June 13, 1996 as discussed above.

NOTE 5 - PROVISION FOR INCOME TAXES

The current income tax provisions for the three and nine months ended September 30, 1996 are primarily for United States alternative minimum taxes and the Company's operations in Venezuela, India, Indonesia, Qatar, Mexico and the Netherlands. The deferred income tax provisions for the three and nine months ended September 30, 1996 relate to the Company's operations in the U.S., the United Kingdom and Venezuela. The income tax provisions for the three and nine months ended September 30, 1995 primarily include U.S. alternative minimum taxes, current and deferred taxes related to the Company's operations in Venezuela and deferred taxes related to the Company's operations in the United Kingdom. No provision for regular U.S. federal income taxes has been recorded for the three and nine months ended September 30, 1996 and 1995 due to the utilization of net operating loss carryforwards to offset taxes currently payable.

At September 30, 1996, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $214.8 million and $129.9 million, respectively, and investment tax credit and alternative minimum tax credit carryforwards of approximately $360,000 and $1.5 million, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In mid-January 1996, one of the Company's jackup rigs located in the Gulf of Mexico experienced damage as it was preparing to jack up on a new location. The jackup rig was mobilized to a shipyard where it is currently undergoing repairs and is expected to be available for work in late 1996. The Company is fully insured for damage to and salvage operations related to the jackup rig and the Company expects that all such costs incurred will be recoverable from its insurance coverage. The Company, through October 31, 1996, has incurred approximately $17.0 million of charges related to the rig damage. As of September 30, 1996, the Company had a receivable recorded from its insurance carrier of approximately $5.5 million in connection with costs incurred for salvage operations and repairs related to the rig.

NOTE 7 - CHANGE IN ESTIMATED RIG LIVES

In connection with the Company's rig upgrade program in 1995, the remaining useful life of certain rigs for which major enhancements were performed was extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. The effect of this change in estimate was to increase net income for the three and nine months ended September 30, 1995 by $365,000, or $.01 per share.

NOTE 8 - DISCONTINUED OPERATIONS

Effective September 30, 1995 the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company. The purchase price consisted of $11.8 million in cash, an interest-bearing promissory note for $3.6 million, an interest-bearing convertible promissory note for $2.5 million and the assumption of $1.9 million of liabilities. The convertible promissory note was convertible, at the Company's option, into equity of the purchaser. The $3.6 million promissory note was paid in July 1996. The $2.5 million promissory note was converted into common stock of the Purchaser and sold for $5.4 million in July 1996. See "Note 3 - Other Income."

Included in the 1995 Income from Discontinued Operations is a gain on the sale discussed above of $5.2 million and income from operations for the three and nine months ended September 30, 1995 of $500,000 and $1.1 million, respectively. Revenues from the technical services operations for the three and nine months ended September 30, 1995 were $5.2 million and $13.4 million, respectively.

NOTE 9 - SUBSEQUENT EVENTS

The Company entered into an agreement in October, 1996 to purchase a jackup
drilling  rig currently  located in  Southeast Asia.   The  transaction was
completed in early November.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

ENSCO International Incorporated (the "Company") provides offshore contract drilling and marine transportation services to the oil and gas industry. The Company's contract drilling operations are presently conducted in the Gulf of Mexico, the North Sea, Venezuela and Asia. The marine transportation services provided by the Company are currently conducted solely in the Gulf of Mexico.

The improvement in industry activity for offshore drilling rigs and Gulf of Mexico marine vessels began in early 1995 and has continued throughout 1996. The increased activity levels in 1996 have resulted in demand sufficient to absorb almost all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world and for Gulf of Mexico marine vessels that are in working condition and being actively marketed.

Management believes that the currently strong level of offshore drilling activity in the Gulf of Mexico is sustainable for the remainder of 1996 unless there is a significant and unexpected deterioration in natural gas prices. In particular, demand for cantilever jackup rigs, which is the Company's main focus, is expected to remain strong due to the increased level of development activity which requires cantilevered drilling over existing production platforms. Activity levels for the Company's marine transportation vessels generally correspond with activity levels experienced for the Company's Gulf of Mexico rigs.

In the North Sea, industry activity levels have increased in 1996 with full utilization of all actively marketed jackup rigs as compared to near full utilization in the latter part of 1995. During 1996, reduced industry activity levels in the British sector of the North Sea (due to lower natural gas prices in the United Kingdom) have been offset by higher activity levels in other sectors of the North Sea, particularly Holland.

In Asia, during the first nine months of 1996, demand for offshore drilling rigs has remained stable while the supply of actively marketed offshore drilling rigs has continued to fall. Management anticipates that activity levels for offshore drilling rigs in Asia should remain fairly stable for the remainder of 1996 unless there is a significant deterioration in oil prices.

The Company's barge drilling rigs in Venezuela generally operate under long-term contracts with Lagoven S.A. ("Lagoven"), a subsidiary of the Venezuela national oil company. As a result, their activity levels are not as dependent on oil prices.

Offshore rig and marine vessel industry utilization for the three and six months ended September 30, 1996 and 1995 are summarized below:

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                   ------------------    -----------------
                                     1996     1995         1996     1995
                                    ------   ------       ------   ------
INDUSTRY WIDE AVERAGES *
------------------------
Offshore Rigs
   U.S. Gulf of Mexico:
       Jackup Rigs:
          Rigs Under Contract         124      113          120      104
          Total Rigs Available        136      140          137      141
          % Utilization               91%      81%          88%      74%

       Platform Rigs:
          Rigs Under Contract          19       13           19       17
          Total Rigs Available         26       24           26       33
          % Utilization               73%      54%          73%      52%

   Worldwide:
       Jackup Rigs:
          Rigs Under Contract         351      332          344      321
          Total Rigs Available        383      386          384      388
          % Utilization               92%      86%          90%      83%

       Platform Rigs:
          Rigs Under Contract         113       99          110      137
          Total Rigs Available        124      113          120      157
          % Utilization               91%      88%          92%      87%

Marine Vessels
   U.S. Gulf of Mexico:
       Vessels Under Contract         258      254          261      245
       Total Vessels Available        274      277          278      277
       % Utilization                  94%      92%          94%      88%

* Industry utilization based on data published by OFFSHORE DATA SERVICES, INC.

RESULTS OF OPERATIONS

On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a purchase acquisition. The Company's consolidated financial statements include the results of Dual from the June 12, 1996 acquisition date. The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of Dual's jackup rigs are located in the Gulf of Mexico, four jackup rigs are located offshore Indonesia, India and Qatar and the remaining jackup rig is now in a Malaysia shipyard for modifications and enhancements. Of the 10 platform rigs operated by Dual, seven are currently located in the Gulf of Mexico, and one, which is not owned but managed by Dual, is located off the coast of China. The remaining two platform rigs, formerly located off the coast of California, have been retired.

The following analysis highlights the Company's operating results for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
OPERATING RESULTS
-----------------
  Revenues                        $134,588  $ 71,793   $316,383  $195,348
  Operating margin (1)              69,787    31,314    158,831    82,610
  Operating income                  43,366    14,403     92,991    33,225
  Other expense                     (2,465)   (2,052)      (845)   (5,403)
  Provision for income taxes       (12,979)   (1,242)   (26,595)   (1,426)
  Minority interest                   (710)     (508)    (2,068)   (1,706)
  Income from continuing
    operations                      27,212    10,601     63,483    24,690
  Income from discontinued
    operation                            -     5,679          -     6,296
  Net income                        27,212    16,280     63,483    30,986

REVENUES
--------
  Contract drilling
    Gulf of Mexico jackup rigs    $ 56,670  $ 29,946   $134,002  $ 83,840
    North Sea jackup rigs           22,428    15,732     63,174    38,541
    Asia jackup rigs                11,828         -     13,761         -
      Total jackup rigs             90,926    45,678    210,937   122,381
    Barge drilling rigs             18,145    15,484     53,232    46,630
    Platform rigs                    8,859         -     10,280         -
    Dormant operations (2)             317         -        355         -
      Total contract drilling      118,247    61,162    274,804   169,011
  Marine transportation
    AHTS (3)                         4,146     3,950     11,776    10,125
    Supply                          10,078     5,488     24,484    13,777
    Mini-supply                      2,117     1,193      5,319     2,435
      Total marine transportation   16,341    10,631     41,579    26,337
        Total                     $134,588  $ 71,793   $316,383  $195,348

OPERATING MARGIN (1)
---------------------
  Contract drilling
    Gulf of Mexico jackup rigs    $ 31,411  $ 11,093   $ 67,870  $ 30,097
    North Sea jackup rigs            9,837     5,762     25,858    14,195
    Asia jackup rigs                 4,636         -      5,326         -
      Total jackup rigs             45,884    16,855     99,054    44,292
    Barge drilling rigs             11,863     9,911     34,976    29,565
    Platform rigs                    2,084         -      2,556         -
    Dormant operations (2)           1,042       (17)     1,033      (196)
      Total contract drilling       60,873    26,749    137,619    73,661
  Marine transportation
    AHTS (3)                         2,096     2,144      6,100     4,717
    Supply                           5,789     2,050     12,678     3,819
    Mini-supply                      1,029       371      2,434       413
      Total marine transportation    8,914     4,565     21,212     8,949
        Total                     $ 69,787  $ 31,314   $158,831  $ 82,610

(1) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.
(2) The Company has a management contract on a non-owned platform rig off the coast of China and owned one land rig in the Middle East, both of which were inactive. The land rig was sold in mid-July 1996.
(3)   Anchor handling tug supply vessels.

The following is an analysis of certain operating information of the Company for the three and nine months ended September 30, 1996 and 1995:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
CONTRACT DRILLING
-----------------
  Utilization:
    Gulf of Mexico jackup rigs       95%       93%        92%       88%
    North Sea jackup rigs            83%       77%        85%       65%
    Asia jackup rigs                 98%        -         96%        -
      Total jackup rigs              94%       89%        91%       83%
    Barge drilling rigs              99%       80%        88%       88%
    Platform rigs                    78%        -         77%        -
      Total                          93%       86%        89%       85%

  Average day rates:
    Gulf of Mexico jackup rigs    $ 28,422  $ 20,153   $ 26,105  $ 19,778
    North Sea jackup rigs           46,880    42,183     45,265    41,635
    Asia jackup rigs                25,733         -     25,591         -
      Total jackup rigs             30,988    24,483     29,728    23,676
  Barge drilling rigs               19,789    20,970     21,989    19,283
  Platform rigs                     16,612         -     16,375         -
    Total                         $ 26,906  $ 23,464   $ 27,019  $ 22,239

MARINE TRANSPORTATION
---------------------
  Utilization:
    AHTS *                           81%       88%        80%       81%
    Supply                           93%       87%        91%       79%
    Mini-supply                      95%       85%        85%       61%
      Total                          92%       87%        88%       75%

  Average day rates:
    AHTS *                        $  9,265  $  8,097   $  8,899  $  7,442
    Supply                           5,120     3,256      4,281     3,024
    Mini-supply                      3,020     1,915      2,838     1,831
      Total                       $  5,242  $  3,794   $  4,663  $  3,621

*   Anchor handling tug supply vessels.

The Company's consolidated revenues, operating margin and operating income (defined as revenues less operating expenses, depreciation and general and administrative expenses) for the three and nine months ended September 30, 1996 increased significantly from the same periods in 1995. The increases were due primarily to increased average day rates and utilization for the Company's rigs and vessels in 1996 and the return to work of various rigs and vessels that were in shipyards for major modifications and enhancements in the prior year periods.

Contract Drilling
-----------------

The following is an analysis of the Company's offshore drilling rigs at September 30, 1996 and 1995:

                                              1996       1995
                                              ----       ----
                Jackup rigs:
                  Gulf of Mexico               23         18
                  North Sea                     6          6
                  Asia                          5 (1)      -
                    Total jackup rigs          34         24
                Barge rigs - Venezuela         10         10
                Platform rigs                   8 (2)      -
                    Total                      52         34

    (1)     Includes one jackup  rig operated  by the Company  that is  49%
            owned.
    (2) Seven are located in the Gulf of Mexico and one is not owned but is operated under a management contract off the coast of China.

Revenues and operating margins for the Company's contract drilling segment for the three months ended September 30, 1996 were up 93% and 128%, respectively, and for the nine months ended September 30, 1996 were up 63% and 87%, respectively, compared to the prior year periods. The significantly improved 1996 results were primarily due to increased current year activity levels in the Gulf of Mexico and the North Sea and the contribution from rigs acquired from Dual. Average day rates for the three and nine months ended September 30, 1996 on the Company's jackup rigs in the Gulf of Mexico increased by 41% and 32%, respectively, and average day rates on the Company's North Sea jackup rigs increased by 11% and 9%, respectively, as compared to the prior year periods.

The 1996 results also benefited from the return to work of three of the Company's jackup rigs, two in the North Sea and one in the Gulf of Mexico, that were undergoing major modifications and enhancements in the prior year periods. The increased revenue and operating margin levels in 1996 were also due to payments received in 1996 on the Venezuela barge drilling rigs related to the recovery of past cost increases.

The above increases in revenue and operating margin were partially offset by two barge drilling rigs in Venezuela coming off contract in the second quarter of 1995 and a North Sea jackup rig undergoing modification in the third quarter of 1996. One of the barge drilling rigs returned to work in mid-May 1996 and the other in early-July 1996 under new long-term contracts with Lagoven.

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

Marine Transportation
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

                *   Anchor handling tug supply vessels.

Revenues and operating margins for the Company's marine transportation segment for the three months ended September 30, 1996 were up 54% and 95%, respectively, and for the nine months ended September 30, 1996 were up 58% and 137%, respectively, in comparison to the prior year periods. The 1996 results improved significantly from the prior year periods due to increased current year activity levels in the Gulf of Mexico.

Average day rates for the Company's marine transportation vessels for the three and nine months ended September 30, 1996 increased by 38% and 29% from the prior year periods. The 1996 results also benefited from the return to work in mid-1995 of four mini-supply vessels that were undergoing modifications in the prior year periods and the purchase of six supply vessels in late-1995, four of which were previously operated under operating lease agreements.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased by 61% and 36% for the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods due primarily to depreciation and amortization associated with the rigs acquired from Dual, depreciation associated with major modifications and enhancements on various rigs and vessels that returned to work in 1995 and 1996, the addition of a North Sea jackup rig in March 1995 and depreciation on six supply vessels purchased in late 1995.

Other Income (Expense)
----------------------

Other income (expense) for the three and nine months ended September 30, 1996 and 1995 was as follows (in thousands):

                         THREE MONTHS ENDED     NINE MONTHS ENDED
                            SEPTEMBER 30,         SEPTEMBER 30,
                         ------------------    ------------------
                           1996      1995        1996      1995
                         --------  --------    --------  --------

    Interest income      $ 1,051   $   986     $ 3,385   $ 4,787
    Interest expense      (6,319)   (3,912)    (14,755)  (12,407)
    Other, net             2,803       874      10,525     2,217
                         $(2,465)  $(2,052)    $  (845)  $(5,403)

The Company's interest income decreased for the nine months ended September 30, 1996 as compared to the prior year period due primarily to lower average cash balances in the current year.

The Company's interest expense increased for the three and nine months ended September 30, 1996 as compared to the prior year periods due primarily to the addition of the debt included in the Dual acquisition.

"Other, net" increased for the three months ended September 30, 1996 as compared to the prior year period due primarily to a $2.9 million gain on the sale of securities in the third quarter of 1996 as discussed in "Note 3 - Other Income" to the Company's Consolidated Financial Statements. "Other, net" increased for the nine months ended September 30, 1996 as compared to the prior year period as a result of the $2.9 million gain on sale of securities discussed above, and as a result of a $6.4 million gain on settlement with TransAmerican Natural Gas Corporation in the second quarter of 1996 as discussed in "Note 3 - Other Income" to the Company's Consolidated Financial Statements.

Provision for Income Taxes
--------------------------

The Company's provisions for income taxes increased significantly for the three and nine months ended September 30, 1996 as compared to the prior year periods due primarily to increased deferred income tax provisions in the current year periods. The Company's U.S. deferred income tax provisions for the three and nine months ended September 30, 1996 increased by $9.8 million and $21.4 million, respectively, from the prior year periods due primarily to the timing of the recognition of the expected utilization or expiration of U.S. net operating loss carryforwards. The deferred income tax provisions in the U.S., Venezuela and the United Kingdom also increased for the three and nine months ended September 30, 1996 as compared to the prior year periods due, in part, to increased differences in the book and tax basis of property and equipment as the Company's asset additions and enhancements have increased the difference between the book and tax basis of the Company's property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1996 and 1995 were as follows (in thousands):

                                              1996           1995
                                            --------       --------

        Cash flow from operations           $148,131       $ 61,246
        Capital expenditures
           Sustaining                       $ 10,755       $  8,878
           Enhancements                       82,262         81,555
           Acquisitions                       13,271         12,760
                                            $106,288       $103,193

Cash flow from operations increased by $86.9 million for the nine months ended September 30, 1996 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first nine months of 1996 as compared to the prior year period.

Management anticipates that capital expenditures in 1996 will be approximately $180.0 million to $210.0 million, including $20.0 million to $25.0 million for existing operations, $110.0 million to $120.0 million modifications and enhancements and $50.0 million to $65.0 million for acquisitions of rigs and vessels. The Company may spend additional funds to acquire rigs or vessels in 1996, depending on market conditions and opportunities.

Financing and Capital Resources
-------------------------------

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1996 and December 31, 1995 are summarized below (in thousands, except percentages):

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1996            1995
                                          -------------   ------------

        Long-term debt                     $  253,524       $159,201
        Total capital                       1,068,236        690,450
        Long-term debt to total capital           24%            23%

The increase in long-term debt relates primarily to $128.2 million of debt assumed in the acquisition of Dual, offset in part by scheduled repayments of existing debt. The total capital of the Company increased due primarily to the issuance of shares of the Company's common stock in the acquisition of Dual valued at $218.4 million, the net increase in long-term debt as discussed above and the profitability of the Company for the nine months ended September 30, 1996.

On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, DDC Acquisition Company, a wholly owned subsidiary of the Company, and Dual (the "Merger Agreement") approved by Dual stockholders on that date. Under the terms of the Merger Agreement, each share of Dual common stock was immediately converted into the right to receive 0.625 shares of the Company's common stock. The Company issued approximately 10.1 million shares of its common stock to Dual stockholders in connection with the acquisition of Dual.

The Company had $39.0 million undrawn under a revolving line of credit at September 30, 1996. The revolving line of credit is reduced semi-annually by $7.0 million commencing in October 1996, with the remaining line expiring in October 2001. See "Note 4 - Long-Term Debt" to the Company's Consolidated Financial Statements.

The Company's liquidity position at September 30, 1996 and December 31, 1995 is summarized in the table below (in thousands, except ratios):

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          -------------  ------------

        Cash and short-term investments     $89,521        $82,064
        Working capital                      95,149         78,945
        Current ratio                           1.9            1.9

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

As of September 30, 1996, the Company has purchased $23.2 million (face amount) of the Dual 9 7/8% Senior Subordinated Notes due 2004 ("9 7/8% Notes") on the open market. Additionally, in July 1996 $5.0 million (face amount) of the 9 7/8% Notes were redeemed pursuant to an offer by Dual to purchase the 9 7/8% Notes following a change in control.

In October 1996, the Company agreed to purchase a jackup rig located in Asia. The purchase was completed in November 1996.

PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, cyclical nature of the industry, worldwide expenditures for oil and gas drilling, operational risks and insurance, risks associated with operating in foreign jurisdictions, and the risks described from time to time in the Company's reports to the

Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Significant and unexpected deterioration in oil and natural gas prices could adversely affect the level of offshore drilling activity the Company believes is sustainable for the remainder of 1996.

                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits and Exhibit Index

                Exhibit No.
                -----------

                  *15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference

                  *27.1 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

                -----------
                * Filed herewith


     (b)    Reports on Form 8-K

                None.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:  November 11, 1996           /s/  C. Christopher Gaut
      -------------------          ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. Malone
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer