Form 10-K
period 1996-12-31
ENSCO INTERNATIONAL INC
filed 1997-02-21
CIK 314808

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               1996 FORM 10-K
                      ________________________________
     (Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        [    ]




As of January 31, 1997, 70,863,520 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on January 31, 1997 of $55.125) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $2,670,094,035.



                    DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

===========================================================================

                             TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----

PART  ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . .    1
I               Overview and Operating Strategy . . . . . . . . .    1
                Acquisition of Dual Drilling  . . . . . . . . . .    1
                Contract Drilling Operations  . . . . . . . . . .    1
                Marine Transportation Operations  . . . . . . . .    2
                Segment Information . . . . . . . . . . . . . . .    3
                Major Customers . . . . . . . . . . . . . . . . .    4
                Industry Conditions and Competition . . . . . . .    4
                Governmental Regulation . . . . . . . . . . . . .    4
                Environmental Matters . . . . . . . . . . . . . .    5
                Operational Risks and Insurance . . . . . . . . .    5
                International Operations  . . . . . . . . . . . .    5
                Executive Officers of the Registrant  . . . . . .    6
                Employees . . . . . . . . . . . . . . . . . . . .    7
      ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . .    8
                Contract Drilling . . . . . . . . . . . . . . . .    8
                Marine Transportation . . . . . . . . . . . . . .   10
                Other Property  . . . . . . . . . . . . . . . . .   10
      ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .   10
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS . . . . . . . . . . . . . . . . . . . . .   10
________________________________________________________________________

PART  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
II              RELATED STOCKHOLDER MATTERS . . . . . . . . . . .   11
      ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA  . . . . . .   12
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . .   13
                Business Environment  . . . . . . . . . . . . . .   13
                Results of Operations . . . . . . . . . . . . . .   14
                Liquidity and Capital Resources . . . . . . . . .   20
                Other Matters . . . . . . . . . . . . . . . . . .   21
                Private Litigation Securities Reform Act of 1995    21
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . .   22
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .   43
________________________________________________________________________

PART  ITEMS 10-13.
III             DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
                COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . .   43
________________________________________________________________________

PART  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV              REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   44

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   49

                                   PART I


ITEM 1.  BUSINESS

     OVERVIEW AND OPERATING STRATEGY

ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 35 jackup rigs, 10 barge drilling rigs and eight platform rigs. The Company's marine transportation fleet consists of 37 vessels. The Company's operations are integral to the exploration, development and production of oil and gas.

Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs. This strategy was exemplified by the Company's acquisition of the remainder of Penrod Holding Corporation ("Penrod") in August 1993, the construction of eight new barge drilling rigs for the Company's Venezuelan rig fleet during 1993 and 1994 and the addition of three harsh environment jackup rigs to its North Sea fleet, two in 1994 and one in 1995. In June 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a transaction which added 20 rigs to the Company's fleet. The Company subsequently purchased another jackup rig in November 1996.

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

     ACQUISITION OF DUAL DRILLING

On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, a wholly owned subsidiary and Dual. The acquisition was approved on that date by Dual stockholders who received
0.625 shares of the Company's common stock for each share of Dual common stock. The Company issued approximately 10.1 million shares of its common stock to Dual stockholders in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million.

The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Subsequent to the date of acquisition, two platform rigs located off the coast of California were retired.

The Company accounted for the Dual acquisition as a purchase. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated.


     CONTRACT DRILLING OPERATIONS

The Company's contract drilling operations are conducted by a number of wholly owned subsidiaries ("the Subsidiaries"). The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. The Company currently owns 35 jackup rigs, 10 barge drilling rigs and seven platform rigs. Of the 35 jackup rigs, 23 are located in the Gulf of Mexico, six are located in the North Sea and six are located in Asia. The 10 barge drilling rigs are all located in Venezuela and the seven platform rigs are all located in the Gulf of Mexico. An additional platform rig, which is not owned but is operated under a management contract, is located off the coast of China. The Company's Venezuela contract drilling operations are conducted through its 85% ownership interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean").

The Company's contract drilling services and equipment are used in connection with the process of drilling and completing oil and gas wells. Demand for the Company's drilling services is based upon many factors over which the Company has no control, including the market price of oil and gas, the stability of such prices, the production levels and other activities of OPEC and other oil and gas producers, the regional supply and demand for natural gas, the worldwide expenditures for oil and gas drilling, the level of worldwide economic activity and the long-term effect of worldwide energy conservation measures.

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

During the past several years, contracts have typically been short-term, particularly in the U.S. However, due to extension clauses included in the contracts, approximately 67% of the Company's rigs have worked for the same customer for greater than six months and over 48% of the Company's rigs have worked for the same customer for longer than one year. The backlog of business for the Subsidiaries, excluding operations conducted through Caribbean, at February 1, 1997 was approximately $220.5 million as compared to approximately $59.8 million in February 1996. Caribbean has a number of term contracts which terminate in 1998 and 1999, with a backlog as of February 1, 1997 of approximately $140.6 million as compared to approximately $162.9 million in February 1996.

     MARINE TRANSPORTATION OPERATIONS

The Company conducts its marine  transportation operations through a wholly
owned  subsidiary,   ENSCO  Marine  Company  ("ENSCO   Marine"),  based  in
Broussard, Louisiana. The Company has a marine transportation fleet of 37 vessels consisting of six anchor handling tug supply ("AHTS") vessels, 23


supply vessels and eight mini-supply vessels.   All of the Company's marine
transportation vessels are currently located in the Gulf of Mexico.

The Company's six AHTS vessels ordinarily support semi-submersible drilling rigs and large offshore construction projects or provide towing services. The 23 supply vessels and eight mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. All of the Company's marine transportation vessels have drilling fluid handling capabilities which management believes enhance their marketability. The Company's vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice. At February 1, 1997, ENSCO Marine had a backlog of contracts for its services of approximately $32.3 million compared to $10.5 million for such services in February 1996.


     SEGMENT INFORMATION

The  following  table  provides   operational  information  regarding   the
Company's contract drilling and marine transportation operations for each of the five years ended December 31, 1996:

                                                            1996<F1>          1995         1994         1993<F2>       1992<F2>
                                                            --------        -------       -------       --------       --------
Offshore Drilling Rig Utilization and Day Rates
  Utilization:
     Jackup rigs
         North America  . . . . . . . . . . . . . .              93%            90%           91%            97%            61%
         Europe . . . . . . . . . . . . . . . . . .              88%            73%           71%            58%            66%
         Asia . . . . . . . . . . . . . . . . . . .              86%            --            29%            10%             7%
         South America  . . . . . . . . . . . . . .              --             --            62%           100%            91%
              Total jackup rigs   . . . . . . . . .              92%            87%           83%            84%            61%
     Barge drilling rigs - South America  . . . . .              91%            86%          100%           100%           100%
     Platform rigs  . . . . . . . . . . . . . . . .              78%            --            --             --             --
         Total  . . . . . . . . . . . . . . . . . .              90%            86%           87%            87%            64%

Average day rates:
     Jackup rigs
         North America  . . . . . . . . . . . . . .          $27,793        $20,559       $21,531        $20,035        $13,118
         Europe   . . . . . . . . . . . . . . . . .           47,714         42,631        24,528         27,014         27,528
         Asia   . . . . . . . . . . . . . . . . . .           26,751             --        27,739         20,424         23,619
         South America  . . . . . . . . . . . . . .               --             --        24,629         24,125         23,686
              Total jackup rigs   . . . . . . . . .           31,505         24,813        22,269         21,572         18,122
     Barge drilling rigs - South America  . . . . .           22,608         19,631        16,413         15,432         11,332
     Platform rigs  . . . . . . . . . . . . . . . .           16,913             --            --             --             --
         Total  . . . . . . . . . . . . . . . . . .          $28,238        $23,196       $20,539        $20,281        $17,201

Marine Fleet Utilization and Day Rates <F3>
     Utilization:
         AHTS <F4>  . . . . . . . . . . . . . . . .              79%            84%           81%            76%            56%
         Supply   . . . . . . . . . . . . . . . . .              92%            84%           86%            84%            61%
         Mini-supply  . . . . . . . . . . . . . . .              87%            65%           93%            95%           100%
             Total  . . . . . . . . . . . . . . . .              89%            79%           86%            84%            64%

     Average day rates:
         AHTS <F4>  . . . . . . . . . . . . . . . .          $ 9,321        $ 7,732       $ 7,686        $ 6,987        $ 6,309
         Supply   . . . . . . . . . . . . . . . . .            4,729          3,136         3,173          3,039          2,047
         Mini-supply  . . . . . . . . . . . . . . .            2,972          1,985         1,663          1,677          1,133
             Total  . . . . . . . . . . . . . . . .          $ 5,016        $ 3,753       $ 3,826        $ 3,559        $ 2,669

<F1>     Offshore Drilling Rig  information includes the results  of Dual rigs from  the June 12, 1996 acquisition  date.  Asia and Platform rig information in 1996 results from the Dual acquisition.
<F2>     Offshore Drilling Rig and Marine Fleet information includes Penrod rigs and vessels acquired in 1993.
<F3>     Excludes utility vessels.  As of December 31, 1994, the Company no longer had utility vessels available for work.
<F4>     Anchor handling tug supply vessels.

/TABLE

Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 10 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     MAJOR CUSTOMERS

The Company provides its services to a broad customer base which includes major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies.

During 1996, aggregate revenues provided to the Company's contract drilling operations by Lagoven S.A. ("Lagoven"), a subsidiary of Venezuela's national oil company, were $75.5 million, or 16% of total revenues. Additionally, revenues of $63.7 million, or 14% of total revenues, all of which were from contract drilling operations, were provided to the Company by Nederlandse Aardolie Maatschappij B.V., a Royal Dutch/Shell affiliate.

     INDUSTRY CONDITIONS AND COMPETITION

After several years of depressed market conditions resulting from the supply of offshore rigs exceeding demand, uncertainty over low oil and gas prices and reductions in expenditures by oil and gas companies, the offshore contract drilling market has shown distinct improvement over the last two years, but most significantly in 1996. Worldwide drilling activity in 1996 continued to demonstrate a sustained recovery as supply and demand in the offshore drilling market reached near equilibrium, a level not attained since the early 1980's. The increase in drilling activity pushed day rates to levels not experienced since the early 1980's as well. These increases are primarily driven by the strengthening of oil and natural gas prices and new technologies which are making exploration and production more cost effective for the Company's customers. With expected capital expenditure increases for major and independent oil companies in 1997, the Company anticipates that the offshore drilling market will remain strong unless there is a significant deterioration in oil and natural gas prices.

The contract drilling business is highly competitive and ENSCO competes with other drilling contractors on the basis of quality of service, price, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but drilling rigs are mobile and may be moved from one region to another in response to demand. Drilling operations are generally conducted throughout the year with some seasonal declines in winter months.

As the Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations, demand for these services is largely dependent on the factors affecting the level of activity in the offshore oil and gas industry. ENSCO Marine competes with numerous vessel operators on the basis of quality of service, price, vessel suitability and availability and reputation. Marine transportation operations are conducted throughout the year, but some reductions in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities.


Additional information regarding industry conditions and industry utilization rates is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

      GOVERNMENTAL REGULATION

The Company's businesses are affected by political developments and by federal, state, foreign and local laws and regulations that relate directly to the oil and gas industry. The industry is also affected by changing tax laws, price controls and other laws affecting the energy business. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry, as well as increasing the costs of operations.

The Company and its rigs and operations are subject to federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety and operational and inspection standards.

Most of the Company's marine transportation operations are conducted in U.S. waters and are subject to the coastwise laws of the United States, principally, the Jones Act. Such laws reserve marine transportation between points in the United States to vessels built and documented under U.S. laws and owned and manned by U.S. citizens. Certain interests opposed to the Jones Act have announced an intention to seek changes to the Jones Act. Although the Company believes it is unlikely that the Jones Act will be substantively modified or repealed, there can be no assurance that the Jones Act may not be modified or repealed. Such changes in the Jones Act could have a material adverse effect on the Company's operations and financial condition.

     ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment in the course of the Company's operations, although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.


The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. OPA '90 imposes ongoing financial responsibility requirements. A failure to comply with OPA '90 may subject a responsible party to civic or criminal enforcement action. The U.S. Minerals Management Service is required to promulgate regulations to implement the financial responsibility requirements which could increase the cost of doing business in U.S. waters and adversely affect the ability of some of the Company's customers to operate in U.S. waters.

     OPERATIONAL RISKS AND INSURANCE

Contract drilling and oil and gas operations are subject to various risks including blowouts, craterings, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company's marine transportation operations are subject to various risks, which include property and environmental damage and personal injury. The Company generally insures its drilling rigs and marine transportation vessels for amounts not less than the estimated fair market value thereof. The Company also maintains liability insurance coverage in amounts and scope which management believes are comparable to the levels of coverage carried by other energy service companies. To date, the Company has not experienced difficulty in obtaining insurance coverage. While the Company believes its insurance coverages are customary for the energy service industry, the occurrence of a significant event not fully insured against could have a material adverse effect on the Company's financial position. Also, there can be no assurance that any particular insurance claim will be paid or that the Company will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

     INTERNATIONAL OPERATIONS

A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations were 41% of the Company's total revenues in 1996. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

The Company's international operations also face the risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in United States dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of blocked currency to amounts which match its expenditure requirements in local currencies.


The Venezuelan currency experienced significant devaluation during the first half of 1994. In June 1994, the Venezuelan government established exchange control policies and severely restricted the conversion of Venezuelan currency to U.S. dollars. In late 1995, the Venezuelan government further devalued the Venezuelan currency against the U.S. dollar. In April 1996, the Venezuelan government removed the exchange control policies previously established and allowed the Venezuelan currency to become freely traded. The Venezuelan currency has remained relatively stable subsequent to that change. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are not probable due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company:

    NAME                        AGE   POSITION WITH THE COMPANY
    ----                        ---   -------------------------
    Carl F. Thorne              56    Chairman of the Board,
                                      President, Chief Executive
                                      Officer and Director

    Richard A. Wilson           59    Senior Vice President, Chief
                                      Operating Officer and Director

    Marshall Ballard            54    Vice President - Business
                                      Development and Quality

    William S. Chadwick, Jr.    49    Vice President - Administration
                                      and Secretary

    C. Christopher Gaut         40    Vice President - Finance and
                                      Chief Financial Officer

    H. E. Malone                53    Vice President - Controller and
                                      Chief Accounting Officer

    Frank B. Williford          57    Vice President - Engineering

    Richard A. LeBlanc          46    Treasurer


Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each during the past five years.

Carl F. Thorne has been a director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from the University of Texas and a Juris Doctorate Degree from Baylor University College of Law.

Richard A. Wilson has been a director of the Company since June 1990. Mr. Wilson joined the Company in July 1988 and was elected President of ENSCO Drilling Company in August 1988. Mr. Wilson was elected Senior Vice President - Operations of the Company in October 1989 and to his present position in June 1991. Mr. Wilson holds a Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming.

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

Richard A. LeBlanc joined the Company in July 1989 as Manager of Finance. He assumed responsibilities for the investor relations function in March 1993 and was promoted to Treasurer and Director of Investor Relations in May 1995. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration degree from Louisiana State University.

Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

     EMPLOYEES

The Company had approximately 3,800 full-time employees worldwide as of February 1, 1997. In addition, the Company employs local personnel in foreign countries to work on rigs on a job-by-job basis. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

ITEM 2.  PROPERTIES

     CONTRACT DRILLING

The following table sets forth, as of February 1, 1997, certain information regarding the offshore drilling rigs owned by the Company:

JACKUP RIGS
-----------
            YEAR BUILT/                                   WATER DEPTH/
RIG NUMBER    REBUILT     RIG TYPE           NOTES        RATED DEPTH
----------  ----------    --------           -----        -----------

North America
-------------
ENSCO 51       1982       FG-780II-C           2          300'/25,000'
ENSCO 54       1982       FG-780II-C           2          300'/25,000'
ENSCO 55       1981       FG-780II-C           2          300'/25,000'
ENSCO 60       1981       Lev-111-C            2          300'/25,000'
ENSCO 64       1974       MLT 53-S           1,2*,3       250'/30,000'
ENSCO 67     1976/1996    MLT 84-S            1,2         400'/30,000'
ENSCO 68       1976       MLT 84-S                        350'/30,000'
ENSCO 69     1976/1995    MLT 84-S            1,2         400'/25,000'
ENSCO 81       1979       MLT 116-C           1,2         350'/25,000'
ENSCO 82       1979       MLT 116-C          1,2,3        300'/25,000'
ENSCO 83       1979       MLT 82 SD-C          2          250'/25,000'
ENSCO 84       1981       MLT 82 SD-C          2          250'/25,000'
ENSCO 86       1981       MLT 82 SD-C         1,2         250'/30,000'
ENSCO 87       1982       MLT 116-C           1,2         350'/25,000'
ENSCO 88       1982       MLT 82 SD-C         1,2         250'/25,000'
ENSCO 89       1982       MLT 82 SD-C         1,2         250'/25,000'
ENSCO 90       1982       MLT 82 SD-C         1,2         250'/25,000'
ENSCO 93       1982       MLT 82 SD-C          2          250'/25,000'
ENSCO 94       1981       Hitachi-250C        1,2         250'/25,000'
ENSCO 95       1981       Hitachi-250C         2          250'/25,000'
ENSCO 98       1977       MLT 82 SD-C          2          250'/25,000'
ENSCO 99       1985       MLT 82 SD-C         1,2         250'/30,000'

Europe
------
ENSCO 70     1981/1996    Hitachi-300C NS   1,2,3,4       250'/30,000'
ENSCO 71     1982/1995    Hitachi-300C NS    1,2,3        225'/25,000'
ENSCO 72     1981/1996    Hitachi-300C NS    1,2,3        225'/25,000'
ENSCO 80     1978/1995    MLT 116-CE         1,2,3        225'/30,000'
ENSCO 85     1981/1995    MLT 116-C          1,2,3        225'/25,000'
ENSCO 92     1982/1996    MLT 116-C          1,2,3        225'/25,000'

Asia
----
ENSCO 50       1983       FG-780II-C                      300'/25,000'
ENSCO 52       1983       FG-780II-C           2          300'/25,000'
ENSCO 53       1982       FG-780II-C                      300'/30,000'
ENSCO 56       1983       FG-780II-C           2          300'/25,000'
ENSCO 57       1982       FG-780II-C           2          300'/25,000'
ENSCO 96       1982       Hitachi-250C         2          250'/25,000'
ENSCO 97       1980       MLT 82 SD-C         2,5         250'/20,000'
_______________________



Notes:
1) Zero discharge capabilities permitting operation in environmentally sensitive areas.
2)  Top drive (or 2* side drive).
3)  350 ft. water depth capability with the addition of leg sections.
4)  15,000 psi blowout preventor for high pressure drilling capability.
5)  In transit from North America to Asia.


BARGE DRILLING RIGS
-------------------
            YEAR BUILT/
RIG NUMBER    REBUILT                     RATED DEPTH     LOCATION
----------  ----------                    -----------     --------
ENSCO V      1982/1996                      15,000'       Venezuela
ENSCO VI     1991/1996                      15,000'       Venezuela
ENSCO VII      1993                         20,000'       Venezuela
ENSCO VIII     1993                         20,000'       Venezuela
ENSCO IX       1993                         20,000'       Venezuela
ENSCO X        1993                         20,000'       Venezuela
ENSCO XI       1994                         25,000'       Venezuela
ENSCO XII      1994                         25,000'       Venezuela
ENSCO XIV      1994                         25,000'       Venezuela
ENSCO XV       1994                         25,000'       Venezuela

___________________________________________________________________________

PLATFORM RIGS
-------------
            YEAR BUILT/
RIG NUMBER    REBUILT    NOTES      RATED DEPTH     LOCATION
----------  ----------   -----      -----------     --------
ENSCO 20       1980       1,2         25,000'       China
ENSCO 21     1982/1996     1          25,000'       GOM
ENSCO 22     1982/1997     1          25,000'       GOM
ENSCO 23       1980        1          30,000'       GOM
ENSCO 24       1980        1          25,000'       GOM
ENSCO 25       1980        1          30,000'       GOM
ENSCO 26       1982        1          30,000'       GOM
ENSCO 29       1981        1          30,000'       GOM
_______________________
Notes:
1)   Top-drive unit
2)   Rig managed by ENSCO, not owned
___________________________________________________________________________

The Company's drilling rigs consist of engines, drawworks, derricks, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a drive mechanism that turns a bit consisting of rotating cones so that the hole is drilled by grinding the rock which is then carried to the surface by the drilling fluid. The intended well depth and the drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

The Company's offshore jackup rigs consist of mobile drilling platforms equipped with legs that can be lowered to the ocean floor to provide support for the drilling platform. All the Company's jackup rigs are of the independent leg design. The jackup rig hull includes the drilling rig, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

The Company's barge drilling rigs have all of the crew quarters, storage facilities, and related equipment mounted on floating barges with the drilling equipment cantilevered from the stern of the barge. The barges are held in place by anchors while drilling activities are conducted.



The Company's platform rigs are designed to be temporarily installed on permanently constructed offshore platforms. A platform rig typically stays at a location for a longer period of time than a jackup rig as several wells can be drilled from a support platform.

Over  the life  of  a typical  rig,  several of  the  major components  are
replaced due to  normal wear and tear.    All of the Company's  rigs are in
good condition.

Certain of the Company's jackup rigs, which had a combined net book value of $388.3 million at December 31, 1996, are pledged as collateral in favor of a financial institution to secure payment of the Company's revolving credit facility.

Depending upon the nature of the work, the proximity of the job site to the Company's repair facilities and certain other factors, rig maintenance and repairs are performed at the job site, at the Company's facilities, or vendor facilities. The Company owns or leases field locations and repair facilities for its drilling rigs in Louisiana, Venezuela, the Netherlands, Scotland, Indonesia, India, Qatar and Malaysia.

     MARINE TRANSPORTATION

The Company has a marine transportation fleet of 37 vessels consisting of six anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. Substantially all of the
Company's marine transportation vessels, which had a combined net book value of $40.6 million at December 31, 1996, are pledged as collateral to secure payment of secured term loans.

The following table provides, as of February 1, 1997, certain information regarding the Company's marine transportation vessels:

                                MARINE FLEET
                                ------------
                      NO. OF      YEAR          HORSE
     VESSEL TYPE     VESSELS     BUILT          POWER        LENGTH
     -----------     -------     -----          -----        ------

     KODIAKS - AHTS     2         1983          12,000        225'
     OTHER- AHTS        4      1976-1983     5,800-7,240   185'-230'
     SUPPLY            23      1977-1985     1,800-3,000   166'-185'
     MINI-SUPPLY        8      1981-1984        1,200      140'-146'

All of the Company's marine transportation vessels are in good condition.

     OTHER PROPERTY

The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company rents office space in the Netherlands, India, Indonesia, Malaysia, Qatar and Venezuela.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. In the opinion of management, none of such litigation in which the Company is currently involved would, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 1996.


                                  PART II


ITEM  5.   MARKET FOR  REGISTRANT'S COMMON  EQUITY AND  RELATED STOCKHOLDER
MATTERS

The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value (the "Common Stock") for each of the last two fiscal years:

                        FIRST    SECOND     THIRD    FOURTH
                       QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                       -------   -------   -------   -------  --------
     1996 High  . .    $29 1/8   $33       $36       $50 1/8  $50 1/8
     1996 Low . . .    $20       $25 3/8   $26 3/4   $31 1/2  $20

     1995 High  . .    $14 3/8   $17 3/8   $19 1/2   $23      $23
     1995 Low . . .    $11 1/4   $14       $14 1/4   $16      $11 1/4

The Company's Common Stock (Symbol: ESV) began trading on the New York Stock Exchange on December 20, 1995, prior to which it was traded on the American Stock Exchange. At February 6, 1997, there were approximately 2,800 stockholders of record of the Company's Common Stock.

Since inception, no dividends have been declared on the Company's Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 1996 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."


                                                                                   YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                             1996<F1>        1995          1994         1993<F2>      1992<F3>
                                                           ----------      ---------    ---------      ---------     ---------

                                                                          (In thousands, except per share amounts)

 Statement of Operations Data <F4>
    Operating revenues . . . . . . . . . . . . . . . . .   $  468,833      $279,114     $245,451       $227,410      $ 84,271
    Operating expenses, excluding D&A  . . . . . . . . .      238,334       165,529      144,581        151,182        81,999
    Depreciation and amortization (D&A)  . . . . . . . .       81,760        58,390       51,798         41,181        12,539
    Operating income (loss)  . . . . . . . . . . . . . .      148,739        55,195       49,072         35,047       (10,267)
    Other expense  . . . . . . . . . . . . . . . . . . .        6,059         7,856        8,751          6,696         8,028
    Income (loss) from continuing operations before
        income taxes, minority interest and cumulative
        effect of accounting change  . . . . . . . . . .      142,680        47,339       40,321         28,351       (18,295)
    Provision for income taxes . . . . . . . . . . . . .       44,009         3,397        3,759          5,942         2,007
    Minority interest  . . . . . . . . . . . . . . . . .        3,271         2,179        2,984          6,932            --
    Income (loss) from continuing operations . . . . . .       95,400        41,763       33,578         15,477       (20,302)
    Income (loss) from discontinued operations <F4>  . .           --         6,296        3,593          3,556        (9,062)
    Income (loss) before cumulative effect of
        accounting change  . . . . . . . . . . . . . . .       95,400        48,059       37,171         19,033       (29,364)
    Cumulative effect of accounting change, net
        of minority interest <F5>  . . . . . . . . . . .           --            --           --         (2,542)           --
    Net income (loss)  . . . . . . . . . . . . . . . . .       95,400        48,059       37,171         16,491       (29,364)
    Preferred stock dividend requirements  . . . . . . .           --            --        2,135          4,260         4,260
    Income (loss) applicable to common stock . . . . . .   $   95,400      $ 48,059     $ 35,036       $ 12,231      $(33,624)
    Income (loss) per common share:
        Continuing operations  . . . . . . . . . . . . .   $     1.44      $    .69     $    .55       $    .28      $   (.82)
        Discontinued operations  . . . . . . . . . . . .           --           .10          .06            .09          (.30)
        Cumulative effect of accounting change . . . . .           --            --           --           (.07)           --
        Income (loss) per common share . . . . . . . . .   $     1.44      $    .79     $    .61       $    .30      $  (1.12)

    Weighted average common shares outstanding . . . . .       66,286        60,527       57,843         40,325        30,003

 Balance Sheet Data
    Working capital  . . . . . . . . . . . . . . . . . .   $  107,519      $ 78,945     $129,172       $124,587      $ 33,771
    Total assets . . . . . . . . . . . . . . . . . . . .    1,315,420       821,451      773,090        689,254       272,397
    Long-term debt, net of current portion . . . . . . .      258,635       159,201      162,466        125,983        23,628
    $1.50 preferred stock  . . . . . . . . . . . . . . .           --            --           --         70,977        70,977
    Stockholders' equity <F6>  . . . . . . . . . . . . .      845,951       531,249      487,950        383,925       142,512

<F1>  The Company acquired Dual on June 12, 1996.  Statement  of Operations
      Data includes the results of Dual from the acquisition date.


<F2>  The Company completed the step acquisition of Penrod in August 1993.
<F3>  Amounts have  been restated  for adoption of  Statement of  Financial
      Accounting Standards No. 109 "Accounting for Income Taxes."
<F4>  The  Company sold  its technical  services  segment in  1995 and  its supply segment in 1993. Prior years results of the technical services segment and the supply segment have been reclassified for comparative purposes. The 1995 results include a gain of $5.2 million in connection with the sale of the technical services segment and the 1993 results include a gain of $2.1 million in connection with the sale of the supply segment. See Note 13 to the Company's Consolidated Financial Statements.
<F5>  Effective  January  1, 1993,  Penrod adopted  Statement  of Financial
      Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
<F6>  Since  inception, no  dividends have been  declared on  the Company's
      Common Stock.

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment
--------------------

    ENSCO International Incorporated (the "Company") is one of the largest providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic cores of North America, Europe, Asia and South America. The Company's largest geographic core is North America where the Company operates primarily in the Gulf of Mexico. The Europe operations are concentrated in the North Sea and the South America operations are currently conducted on Lake Maracaibo, Venezuela.

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

    Worldwide drilling activity in 1996 continued to demonstrate a sustained recovery as supply and demand in the offshore drilling market reached near equilibrium, a level not attained since the early 1980's. The increase in drilling activity pushed day rates to levels not experienced since the early 1980's as well. These increases are primarily driven by the strengthening of oil and natural gas prices and new technologies which are making exploration and production more cost effective for the Company's customers. With expected capital expenditure increases for major and independent oil companies in 1997, the Company anticipates that the offshore drilling market will remain strong unless there is a significant deterioration in oil and natural gas prices.

    The Company's results have benefitted from the increase in drilling activity discussed above. Of the geographical markets in which the Company operates, the Gulf of Mexico and the North Sea experienced the most significant impact from the increased drilling activity in 1996. The Asia market in general did not experience the same level of increased activity as the Gulf of Mexico and the North Sea for most of 1996. Recently, the Asia market has shown significant improvement and the Company believes the Asia market will continue to improve in 1997 as all offshore drilling markets in general continue to tighten. The Company's South America barge drilling rigs operate under long-term contracts with Lagoven S.A. ("Lagoven"), a subsidiary of Venezuela's national oil company. As a result, their day rate and utilization levels are not as dependent on oil and natural gas prices. Activity levels for the Company's marine transportation vessels generally correspond with the activity levels for the Company's drilling rigs operating in the Gulf of Mexico.


    Offshore rig and oilfield supply vessel industry utilization is summarized below:

                                          INDUSTRY WIDE AVERAGES <F1>
                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1996    1995     1994
                                           ----    ----     ----
   OFFSHORE RIGS
     Gulf of Mexico:
       All rigs:
         Rigs under contract  . . .         158     134      133
         Total rigs available   . .         179     176      175
         % Utilization  . . . . . .         88%     76%      76%

       Jackup rigs:
         Rigs under contract  . . .         122     107      109
         Total rigs available   . .         136     140      136
         % Utilization  . . . . . .         90%     76%      80%

       Platform rigs:
         Rigs under contract  . . .          19      13       14
         Total rigs available   . .          25      25       28
         % Utilization  . . . . . .         76%     52%      50%

     Worldwide:
       All rigs:
         Rigs under contract  . . .         572     539      536
         Total rigs available   . .         639     644      661
         % Utilization  . . . . . .         90%     84%      81%

       Jackup rigs:
         Rigs under contract  . . .         347     324      322
         Total rigs available   . .         383     388      392
         % Utilization  . . . . . .         91%     84%      82%

       Platform rigs:
         Rigs under contract  . . .         111     103      112
         Total rigs available   . .         121     118      129
         % Utilization  . . . . . .         92%     87%      87%

   OILFIELD SUPPLY VESSELS <F2>
     Gulf of Mexico:
       Vessels under contract   . .         263     249      235
       Total vessels available  . .         279     277      264
       % Utilization  . . . . . . .         94%     90%      89%

<F1>  Industry utilization based on data published by OFFSHORE DATA
      SERVICES, INC.
<F2>  Excludes utility vessels.

/TABLE

Results of Operations
---------------------

   On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a purchase acquisition. The Company's consolidated financial statements include the results of Dual from the acquisition date. The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of the jackup rigs are presently located in the Gulf of Mexico, two are located offshore India, one offshore Indonesia and one each in shipyards in Malaysia and Sharjah undergoing modifications and enhancements. Of the 10 platform rigs acquired from Dual, seven are currently located in the Gulf of Mexico and one, which is not owned but managed, is located off the coast of China. The remaining two platform rigs, formerly located off the coast of California, have been retired.

   The following analysis highlights the Company's operating results for the years indicated (in thousands):

                                                         1996           1995          1994
                                                       --------       --------      --------
OPERATING RESULTS
      Revenues  . . . . . . . . . . . . . . . . .      $468,833       $279,114      $245,451
      Operating margin  . . . . . . . . . . . . .       241,518        123,154       110,122
      Operating income  . . . . . . . . . . . . .       148,739         55,195        49,072
      Other expense . . . . . . . . . . . . . . .         6,059          7,856         8,751
      Provision for income tax  . . . . . . . . .        44,009          3,397         3,759
      Minority interest . . . . . . . . . . . . .         3,271          2,179         2,984
      Income from continuing operations . . . . .        95,400         41,763        33,578
      Income from discontinued operations . . . .            --          6,296         3,593
      Net income  . . . . . . . . . . . . . . . .        95,400         48,059        37,171
      Preferred stock dividend requirements . . .            --             --         2,135
      Income applicable to common stock . . . . .        95,400         48,059        35,036

/TABLE

                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         1996           1995          1994
                                                       --------       --------      --------
REVENUES
      Contract drilling
           Jackup rigs
                North America . . . . . . . . . .      $197,227       $119,275      $109,012
                Europe  . . . . . . . . . . . . .        91,831         59,525        30,635
                Asia <F1> . . . . . . . . . . . .        23,783             --         2,913
                South America . . . . . . . . . .            --             --         4,187
                     Total jackup rigs  . . . . .       312,841        178,800       146,747
           Barge drilling rigs - South America  .        75,536         61,975        48,227
           Platform rigs <F1> . . . . . . . . . .        20,237             --            --
                Total offshore rigs . . . . . . .       408,614        240,775       194,974
           Land rigs <F2> . . . . . . . . . . . .            --             --        12,807
                Total contract drilling . . . . .       408,614        240,775       207,781

      Marine transportation
           AHTS <F3>  . . . . . . . . . . . . . .        16,120         14,421        14,743
           Supply . . . . . . . . . . . . . . . .        36,509         20,143        19,362
           Mini-supply  . . . . . . . . . . . . .         7,590          3,775         1,701
                Subtotal  . . . . . . . . . . . .        60,219         38,339        35,806
           Utility <F4> . . . . . . . . . . . . .            --             --         1,864
                Total marine transportation . . .        60,219         38,339        37,670

           Total  . . . . . . . . . . . . . . . .      $468,833       $279,114      $245,451

OPERATING MARGIN <F5>
      Contract drilling
           Jackup rigs
                North America . . . . . . . . . .      $106,440       $ 46,366      $ 49,607
                Europe  . . . . . . . . . . . . .        40,268         23,062        16,732
                Asia <F1> . . . . . . . . . . . .         7,878             --          (920)
                South America . . . . . . . . . .            --             --           (63)
                     Total jackup rigs  . . . . .       154,586         69,428        65,356
           Barge drilling rigs - South America  .        49,033         39,017        31,720
           Platform rigs <F1> . . . . . . . . . .         5,484             --            --
                Total offshore rigs . . . . . . .       209,103        108,445        97,076
           Land rigs <F2> . . . . . . . . . . . .           708           (228)          481
                 Total contract drilling  . . . .       209,811        108,217        97,557

      Marine transportation
           AHTS <F3>  . . . . . . . . . . . . . .         8,078          7,353         6,022
           Supply . . . . . . . . . . . . . . . .        20,043          6,709         6,877
           Mini-supply  . . . . . . . . . . . . .         3,586            875           585
                Subtotal  . . . . . . . . . . . .        31,707         14,937        13,484
           Utility <F4> . . . . . . . . . . . . .            --             --          (919)
                Total marine transportation . . .        31,707         14,937        12,565

           Total  . . . . . . . . . . . . . . . .      $241,518       $123,154      $110,122


<F1>  Asia  and Platform  rig  information in  1996 results  from  the Dual acquisition.
<F2>  The Company sold all but one of its land rigs in 1994.  The remaining land rig was sold in July 1996.
<F3>  Anchor handling tug supply vessels.
<F4>  As of December  31, 1994, the Company  no longer had  utility vessels available for work.
<F5>  Defined as operating  revenues less operating expenses,  exclusive of
      depreciation   and  amortization   and  general   and  administrative
      expenses.

/TABLE

   The consolidated revenues, operating margin and operating income of the Company for 1996 increased significantly as compared to 1995. These increases were due to increased average day rates and utilization for nearly all of the Company's drilling rigs and marine vessels and the impact from the Dual acquisition. The increase in average day rates and utilization is a result of increased worldwide oil and gas drilling activity. Operating income for 1996 was reduced by additional depreciation expense associated with additional rigs added to the Company's fleet and depreciation associated with major modifications and enhancements of rigs and vessels in 1995 and 1996.

   The Company's increase in consolidated revenues, operating margin and operating income for 1995 as compared to 1994 was primarily due to a full year of operation of four drilling rigs which commenced operations in Venezuela and two drilling rigs which commenced operations in the North Sea during 1994 coupled with an increase in North Sea average day rates. These increases were offset, in part, by decreased Gulf of Mexico jackup rig average day rates and by the unavailability of three of the Company's jackup rigs that were undergoing modifications and enhancements for the majority of 1995. The Company's 1995 revenues were reduced, while operating income increased, due to the sale of substantially all of the Company's land rig operations in 1994.

      CONTRACT DRILLING. The Company's contract drilling segment currently consists of 35 jackup rigs, 10 barge drilling rigs and eight platform rigs. The following is an analysis of the location of the Company's offshore drilling rigs at December 31, 1996, 1995 and 1994.

                                    1996       1995      1994
                                   ------     ------    ------
   Jackup rigs:
     North America  . . . . . .      23         18        18
     Europe   . . . . . . . . .       6          6         5
     Asia   . . . . . . . . . .       6 (1)     --        --
                                   ------     ------    ------
       Total jackup rigs  . . .      35         24        23
   Barge drilling rigs -
     South America  . . . . . .      10         10        10
   Platform rigs  . . . . . . .       8 (2)     --        --
                                   ------     ------    ------
       Total  . . . . . . . . .      53         34        33
                                   ======     ======    ======

Notes:
 (1)  Includes one jackup rig operated by the Company that is 49% owned.
 (2) Seven are located in the Gulf of Mexico and one, which is not owned but is operated under a management contract, is located off the coast of China.

   The Company's North America jackup and platform rigs operate under relatively short-term agreements with contract durations normally not
exceeding  six months.   Four of the  Company's six Europe  jackup rigs are
committed under contract to a joint venture of major oil and gas exploration companies and are expected to work under these contracts through 1997, however, the joint venture may terminate any of the contracts with six  months notice.  The Company's  Asia jackup rigs generally operate
under contracts  with  one to  two year  terms.   The  Company's ten  barge

drilling rigs in Venezuela operate under long-term contracts for Lagoven expiring in 1998 and 1999. The contracts with Lagoven for the ten barge drilling rigs afford Lagoven the option to buy each of the rigs during or at the end of the contracts.

   The following analysis highlights the Company's contract drilling segment offshore operating days (days for which the rig is under contract earning revenue) for the years indicated:

                                       1996    1995    1994
                                      ------  ------  ------

   North America jackup rigs  .        7,072   5,642   5,063
   Europe jackup rigs   . . . .        1,881   1,337   1,221
   Asia jackup rigs   . . . . .          880      --     105
   South America jackup rigs  .           --      --     170
   South America barge
     drilling rigs  . . . . . .        3,332   3,147   3,479
   Platform rigs  . . . . . . .        1,108      --      --
                                      ------  ------  ------
                                      14,273  10,126  10,038
                                      ======  ======  ======

   For the year ended December 31, 1996, revenues and operating margin for the Company's North America jackup rigs increased by 65% and 130%, respectively, as compared to 1995. These increases were primarily due to an increase in average day rates of approximately $7,200 from the prior year. In addition, the acquired Dual North America jackup rigs contributed $26.7 million in revenue and $15.7 million in operating margin, representing 34% and 26% of the respective increases. The significant percent increase in operating margin as compared to the percent increase in revenue is attributable to the fact that operating costs for rigs are relatively fixed once a rig is fully utilized, and therefore additional revenues significantly impact the operating margin.

   For the year ended December 31, 1995, revenues from the Company's North America jackup rigs increased by 9% and operating margin decreased by 7% as compared to 1994. The revenue increase is primarily due to an increase in operating days related to the relocation of two of the Company's jackup rigs to the Gulf of Mexico in 1994, one from South America which commenced operations in the third quarter of 1994 and one from Asia which commenced operations in the third quarter of 1995. The cost to mobilize the two jackup rigs totalled $3.5 million and was charged against 1994 earnings, resulting in negative operating margins for the Asia and South America jackup rigs in 1994. The revenue increase was partially offset by, and the operating margin decrease was primarily attributable to, a decrease of approximately $1,000 in average day rates.

   Revenues and operating margin from the Company's Europe jackup rigs increased by 54% and 75%, respectively, in 1996 as compared to 1995. These increases are primarily due to an approximate 15% increase in utilization and a $5,100 increase in average day rates for these rigs. Two of the Company's Europe jackup rigs were off contract undergoing modifications and enhancements for the majority of 1995 and an additional jackup rig, acquired in March 1995, was previously operated under a bareboat charter for all of 1995.


   Revenues and operating margin from the Company's Europe jackup rigs increased by 94% and 38%, respectively, in 1995 as compared to 1994, due primarily to an increase of approximately $18,100 in average day rates. Revenues in 1995 also benefitted from the Company assuming operation, effective January 1, 1995, of two jackup rigs that previously operated under bareboat charters. These increases were offset, in part, by the effect of two of the Company's Europe jackup rigs undergoing modifications and enhancements during the majority of 1995 while off contract.

   The Company's current Asia jackup rigs were acquired in the Dual acquisition. These rigs contributed approximately $23.8 million in revenue and $8.0 million in operating margin for the period they were included in the Company's 1996 operations. The Company purchased an additional jackup rig in Asia in the fourth quarter of 1996 which did not operate as it was undergoing modifications. The Company had one jackup rig that operated in Asia for part of 1994 before it was mobilized to North America. The Company had no jackup rigs in Asia during 1995.

   Revenues and operating margin from the Company's South America barge drilling rigs increased by 22% and 26%, respectively, for the year ended December 31, 1996 as compared to 1995, due primarily to an approximate 5% increase in utilization and an increase in average day rates of approximately $3,000 from the prior year. The utilization increase resulted from the return to work, in May and July 1996, of two of the Company's barge drilling rigs that had previously been undergoing modifications.

   For the year ended December 31, 1995, revenues and operating margin from the Company's barge drilling rigs in South America increased by 29% and 23%, respectively, compared to 1994, due primarily to a full year of operation of four barge drilling rigs that began operating in the third quarter of 1994 offset, in part, by two of the Company's barge drilling rigs completing their contracts in the second quarter of 1995 and remaining idle through the end of 1995.

   The Venezuelan currency experienced significant devaluation during the first half of 1994. In June 1994, the Venezuelan government established exchange control policies and severely restricted the conversion of Venezuelan currency to U.S. dollars. In late 1995, the Venezuelan government further devalued the Venezuelan currency against the U.S. dollar. In April 1996, the Venezuelan government removed the exchange control policies previously established and allowed the Venezuelan currency to become freely traded. The Venezuelan currency has remained relatively stable subsequent to that change. To date, the Company has not experienced problems associated with receiving U.S. dollar payments with respect to the U.S. dollar portion of its contracts with Lagoven. Changes in these conditions, other policy enactments, or political developments in Venezuela could have an adverse effect upon the Company. However, the Company believes such adverse effects are not probable due to the volume of U.S. dollars paid to the parent company of Lagoven for its oil exports.

   The Company's platform rigs were acquired in the Dual acquisition and contributed approximately $20.2 million in revenues and $5.5 million in operating margin for the period they were included in the Company's operations.


   MARINE TRANSPORTATION. The Company currently has a marine transportation fleet of 37 vessels, consisting of six anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. Contract durations for the Company's marine transportation vessels are relatively short-term and normally do not exceed six months.

   In December 1995, the Company purchased six supply vessels in two separate transactions. Four of the supply vessels purchased were previously operated under operating lease agreements. See Notes 3 and 4 to the Company's Consolidated Financial Statements. In the fourth quarter of 1994, the Company entered into an agreement with an unrelated third party to purchase a supply vessel, convert four of the Company's utility vessels into four larger mini-supply vessels and assign ownership of four of the Company's utility vessels to the unrelated third party. The conversion of the four utility vessels into mini-supply vessels was completed in mid-1995. In 1994, the Company also sold one utility vessel and converted another to a mini-supply vessel.

   Revenues and operating margin for the Company's marine transportation vessels increased by 57% and 112%, respectively, in 1996 as compared to 1995, due primarily to increased utilization and day rates for the Company's supply vessels. Revenues and operating margin for 1995 as compared to 1994 increased by 2% and 19%, respectively, due primarily to increased utilization for the Company's anchor handling tug supply vessels. The 1995 operating margin also benefitted from exiting the unprofitable utility vessel business in late 1994.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1996 increased by 40% from 1995 due primarily to depreciation and amortization associated with the rigs acquired from Dual, depreciation associated with major modifications and enhancements on various rigs and vessels that returned to work in 1995 and 1996, and depreciation on six supply vessels purchased in late 1995. Depreciation and amortization expense for the year ended December 31, 1995 increased by 13% from 1994 due primarily to a full year of depreciation on four barge drilling rigs delivered to Venezuela in July through September of 1994, a full year of depreciation on two North Sea jackup rigs acquired in mid-February 1994, depreciation on a North Sea jackup rig acquired in March 1995 and depreciation associated with major modifications and enhancements of rigs and vessels in 1995. See Note 3 to the Company's Consolidated Financial Statements. The 1995 increase was partially offset by reduced depreciation associated with the sale of substantially all of the Company's land rigs in 1994.

   In connection with the Company's rig upgrade programs in 1996 and 1995, the remaining useful lives of certain of the Company's jackup rigs, for which major enhancements were performed, were extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. The effect of the 1996 change in estimate was to increase net income for the year ended December 31, 1996 by $1.4 million, or $.02 per share. The effect of the 1995 change in estimate was to increase net income for the year ended December 31, 1995 by $892,000, or $.01 per share.


   GENERAL  AND ADMINISTRATIVE.        General and  administrative  expense
decreased as a percentage of revenue to 2.4% in 1996 from 3.4% in 1995, demonstrating the Company's ability to achieve efficiencies from the Dual acquisition and as a result of increased revenue from average day rate and utilization increases. General and administrative expense as a percentage of revenue was comparable for 1995 and 1994.

   OTHER INCOME (EXPENSE).    Other income (expense) for each of the  three
years in the period ended December 31, 1996 was as follows (in thousands):

                                      1996       1995       1994
                                    --------   --------   --------
   Interest income  . . . . . .     $  4,518   $  6,310   $  5,252
   Interest expense   . . . . .      (20,888)   (16,564)   (13,377)
   Other, net   . . . . . . . .       10,311      2,398       (626)
                                    --------   --------   --------
                                    $ (6,059)  $ (7,856)  $ (8,751)
                                    ========   ========   ========

   The Company reported a decrease in interest income in 1996 as compared to 1995 primarily resulting from lower average cash balances. Interest income increased in 1995 as compared to 1994 due to increased average interest rates which more than offset the effect of lower average cash balances in 1995.

   Interest expense increased in 1996 as compared to 1995 as a result of the additional debt assumed in the Dual acquisition. See Note 2 and Note 4 to the Company's Consolidated Financial Statements. Interest expense increased in 1995 as compared to 1994 primarily due to costs associated with financing four barge drilling rigs in July through September 1994. See Note 4 to the Company's Consolidated Financial Statements.

   "Other, net" income increased in 1996 as compared to 1995 primarily due to a $6.4 million gain on a litigation settlement as discussed in Note 9 to the Company's Consolidated Financial Statements and a $2.9 million gain on the sale of securities related to the 1995 sale of the Company's technical services operation as discussed in Note 13 to the Company's Consolidated Financial Statements. The Company reported "Other, net" income in 1995 as compared to net expense in 1994 due primarily to gains on the sale of foreign currency denominated securities and decreased foreign currency translation losses in 1995.

   PROVISION FOR INCOME TAXES. For the years ended December 31, 1996, 1995 and 1994 the Company recorded provisions for income taxes of $44.0 million, $3.4 million and $3.8 million, respectively, resulting in effective tax rates of 30.8%, 7.2% and 9.3%, respectively. The Company's provision for income taxes increased significantly in 1996 due primarily to an increase in deferred income taxes. Deferred income taxes increased, in part, as a result of increased capital spending and increased profitability. The Company's effective tax rate varies between years due primarily to the Company's level of profitability, the expected utilization or non-utilization of U.S. net operating loss carryforwards, foreign taxes and the recording of deferred taxes. See Note 8 to the Company's Consolidated Financial Statements.


   MINORITY INTEREST. The minority interest of $3.3 million, $2.2 million and $3.0 million in 1996, 1995 and 1994, respectively, consists of the minority shareholder's interest in the net income of ENSCO Drilling (Caribbean), Inc. ("Caribbean"). In March 1995, the Company purchased an additional 15% equity interest in Caribbean from the minority shareholder decreasing the minority shareholder's ownership interest to 15%.

   INCOME FROM DISCONTINUED OPERATIONS. Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company, for total consideration of $19.8 million, including liabilities of $1.9 million assumed by the purchaser. As a result of this transaction, the Company's financial statements were reclassified to present the Company's technical services segment as a discontinued operation for all years presented. Included in the 1995 Income from Discontinued Operations is a gain on the sale of the technical services business of $5.2 million and income from operations of the technical services business for the nine months ended September 30, 1995. The 1994 Income from Discontinued Operations consists of income from operations of the technical services business. Revenues from the technical services operations were $13.4 million and $16.5 million in 1995 and 1994, respectively. See Note 13 to the Company's Consolidated Financial Statements.




Liquidity and Capital Resources
-------------------------------

   CASH FLOW AND CAPITAL EXPENDITURES.

                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                         1996         1995           1994
                                                                       --------     --------       --------
                                                                                 (in thousands)
      Cash flow from operations . . . . . . . . . . . . . . .          $198,550     $ 84,565       $109,217
                                                                       ========     ========       ========
      Capital expenditures, excluding discontinued
        operations and Dual acquisition:
           Sustaining . . . . . . . . . . . . . . . . . . . .          $ 19,318     $ 11,335       $ 22,201
           Enhancements . . . . . . . . . . . . . . . . . . .            99,398      109,706         10,301
           New construction . . . . . . . . . . . . . . . . .                --          911         62,206
           Acquisitions . . . . . . . . . . . . . . . . . . .            57,269       21,278         55,650
                                                                       --------     --------       --------
                                                                       $175,985     $143,230       $150,358
                                                                       ========     ========       ========

   The Company issued approximately 10.1 million shares of its common stock in the acquisition of Dual in 1996, resulting in an acquisition price of approximately $218.4 million.

   Cash flow from operations in 1996 as compared to 1995 increased by $114.0 million, or 135%, due primarily to increased operating results. The Company's cash flow from operations decreased in 1995 as compared to 1994 by $24.7 million, or 23%, due primarily to an increase in accounts receivable.

   The Company's consolidated statement of cash flows for the year ended December 31, 1996 includes the cash and cash equivalents acquired in the acquisition of Dual, plus the cash provided by operating activities of Dual subsequent to the acquisition. The cash flows for investing and financing activities of Dual subsequent to the acquisition, including capital expenditures for property and equipment, long-term borrowings, and repayments of long-term borrowings, are also included in the Company's consolidated statement of cash flows for the year ended December 31, 1996. The cash provided by operating activities and the cash flows for investing and financing activities of Dual prior to the acquisition have not been included in the Company's consolidated statement of cash flows. See Note 2 to the Company's Consolidated Financial Statements.

   The Company's capital expenditures for the year ended December 31, 1996 included $99.4 million for modifications and enhancements of rigs and vessels and $57.3 million associated with the acquisition of a jackup rig located in Southeast Asia and the remaining payment on a jackup rig located
in Europe  which was acquired in 1995.   The Company's capital expenditures
for  the  year  ended  December   31,  1995  included  $109.7  million  for


modification and enhancements of rigs and vessels and $12.8 million associated with the purchase of a jackup rig located in Europe. Capital expenditures for 1994 included $62.2 million for the construction of four barge drilling rigs delivered for operation in Venezuela in July through September of 1994 and $55.7 million for the purchase of two jackup rigs located in Europe.

   Management anticipates that capital expenditures in 1997 will be approximately $35.0 million for existing operations and $135.0 million for upgrades and enhancements of rigs and vessels. The Company may spend additional funds to acquire rigs or vessels in 1997, depending on market conditions and opportunities.

   During 1994, the Company sold substantially all of its land rig operations for aggregate proceeds of $23.0 million, consisting of cash, a promissory note which was repaid prior to December 31, 1994 and receivables. The Company sold its remaining land rig in 1996.

   FINANCING  AND CAPITAL RESOURCES.   The Company's  long-term debt, total
capital and debt to capital ratios are summarized below (in thousands, except percentages):
                                                   AT DECEMBER 31,
                                         --------------------------------
                                             1996       1995       1994
                                         ----------   --------   --------

   Long-term debt   . . . . . . . . .    $  258,635   $159,201   $162,466
   Total capital  . . . . . . . . . .     1,104,586    690,450    650,416
   Long-term debt to total capital  .         23.4%      23.1%      25.0%

   The increase in long-term debt in 1996 as compared to 1995 primarily relates to $129.0 million of debt assumed in the acquisition of Dual offset, in part, by scheduled repayments of existing debt. The decrease in long-term debt in 1995 as compared to 1994 is due primarily to scheduled repayments offset partially by increased borrowings under the Company's revolving credit facility. See Note 4 to the Company's Consolidated Financial Statements. The total capital of the Company increased in 1996 as compared to 1995 due primarily to the issuance of shares of the Company's common stock in the Dual acquisition valued at $218.4 million, the net increase in long-term debt as discussed above, and the profitability of the Company in 1996. The total capital of the Company increased in 1995 as compared to 1994 due primarily to increased profitability of the Company offset partially by repurchases of the Company's common stock. See Note 6 to the Company's Consolidated Financial Statements.

   The Company had $17.9 million undrawn on its revolving line of credit at December 31, 1996. The revolver is reduced semi-annually by $7.0 million with the remaining line expiring in October 2001. As of December 31, 1996, the Company was negotiating to reduce the interest rate margin and to increase availability on its revolving line of credit from $150 million to $200 million. See Note 4 to the Company's Consolidated Financial Statements.

   In  August  1994,  the  Company  issued  a  redemption  notice  for  the
2,839,110  outstanding   shares   of  its   $1.50  Cumulative   Convertible
Exchangeable  Preferred  Stock  ("$1.50  Preferred  Stock").    Holders  of


substantially all of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. See Note 5 to the Company's Consolidated Financial Statements.

   The Company's liquidity position is summarized in the table below (in thousands, except ratios):

                                                   AT DECEMBER 31,
                                           ------------------------------
                                             1996       1995       1994
                                           --------   --------   --------

   Cash and short-term investments  .      $ 80,698    $82,064   $153,720
   Working capital  . . . . . . . . .       107,519     78,945    129,172
   Current ratio  . . . . . . . . . .           2.0        1.9        2.5

   Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

Other Matters
-------------

   During 1996, the Company purchased $23.2 million (face amount) of the Dual 9 7/8% Senior Subordinated Notes due 2004 (the "Notes") on the open market. Additionally, in July 1996, $5.0 million (face amount) of the Notes were redeemed pursuant to an offer required to be made by Dual under the terms of the Notes. See Note 4 to the Company's Consolidated Financial Statements.

Private Litigation Securities Reform Act of 1995
------------------------------------------------

   This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: (i) industry conditions and competition,
(ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and
(viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission. Significant and unexpected deterioration in oil and natural gas prices could adversely affect the level of offshore drilling activity the Company believes is sustainable in 1997.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            REPORT OF MANAGEMENT
                            --------------------

   The management of ENSCO International Incorporated and its subsidiaries has responsibility for the preparation, integrity and reliability of the consolidated financial statements and related financial information contained in this report.

   The consolidated financial statements included in this report have been prepared in conformity with generally accepted accounting principles and prevailing practices of the industries in which the Company operates. In some instances, these financial statements include amounts that are based on management's best estimates and judgments.

   The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the independent auditors. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that, as of December 31, 1996, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

   As part of management's responsibility for monitoring compliance with established policies and procedures, it relies on, among other things, audit procedures performed by corporate and independent auditors to give assurance that established policies and procedures are adhered to in all areas subject to their audits. The Board of Directors, operating through its Audit Committee composed solely of outside directors, meets periodically with management and the independent auditors for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Audit Committee and independent auditors have unrestricted access to one another to discuss their findings.



                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------

To  the  Board  of  Directors  and  Stockholders   of  ENSCO  International
Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICE WATERHOUSE LLP
------------------------

Dallas, Texas
January 28, 1997


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share data)

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                               1996      1995      1994
                                             --------  --------  --------
REVENUES
   Contract drilling  . . . . . . . . . .    $408,614  $240,775  $207,781
   Marine transportation  . . . . . . . .      60,219    38,339    37,670
                                              468,833   279,114   245,451

OPERATING EXPENSES
   Contract drilling  . . . . . . . . . .     198,803   132,558   110,224
   Marine transportation  . . . . . . . .      28,512    23,402    25,105
   Depreciation and amortization  . . . .      81,760    58,390    51,798
   General and administrative . . . . . .      11,019     9,569     9,252
                                              320,094   223,919   196,379

OPERATING INCOME  . . . . . . . . . . . .     148,739    55,195    49,072

OTHER INCOME (EXPENSE)
   Interest income  . . . . . . . . . . .       4,518     6,310     5,252
   Interest expense . . . . . . . . . . .     (20,888)  (16,564)  (13,377)
   Other, net . . . . . . . . . . . . . .      10,311     2,398      (626)
                                               (6,059)   (7,856)   (8,751)
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY
   INTEREST . . . . . . . . . . . . . . .     142,680    47,339    40,321

PROVISION FOR (BENEFIT FROM) INCOME TAXES
   Current income taxes . . . . . . . . .       5,399     3,828     4,638
   Deferred income taxes  . . . . . . . .      38,610      (431)     (879)
                                               44,009     3,397     3,759

MINORITY INTEREST . . . . . . . . . . . .       3,271     2,179     2,984

INCOME FROM CONTINUING OPERATIONS . . . .      95,400    41,763    33,578

INCOME FROM DISCONTINUED OPERATIONS . . .          --     6,296     3,593

NET INCOME  . . . . . . . . . . . . . . .      95,400    48,059    37,171

PREFERRED STOCK DIVIDEND REQUIREMENTS . .          --        --     2,135

INCOME APPLICABLE TO COMMON STOCK . . . .    $ 95,400  $ 48,059  $ 35,036

INCOME PER COMMON SHARE:
   Continuing operations  . . . . . . . .    $   1.44  $    .69  $    .55
   Discontinued operations  . . . . . . .          --       .10       .06
                                             $   1.44  $    .79  $    .61

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING  . . . . . . . . . . . . .      66,286    60,527    57,843

 The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (in thousands, except for share amounts)

                                                        DECEMBER 31,
                                                   ----------------------
                                                      1996         1995
                                                   ----------    --------
                              ASSETS
                              ------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .  $   80,698    $ 77,064
  Short-term investments  . . . . . . . . . . . .       --          5,000
  Accounts and notes receivable, net  . . . . . .     111,033      60,796
  Prepaid expenses and other  . . . . . . . . . .      19,668      22,893
    Total current assets  . . . . . . . . . . . .     211,399     165,753


PROPERTY AND EQUIPMENT, AT COST . . . . . . . . .   1,248,873     818,266
  Less accumulated depreciation . . . . . . . . .     257,284     185,334
    Property and equipment, net . . . . . . . . .     991,589     632,932

OTHER ASSETS, NET . . . . . . . . . . . . . . . .     112,432      22,766
                                                   $1,315,420    $821,451


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .  $   11,447    $  8,936
  Accrued liabilities . . . . . . . . . . . . . .      57,490      45,820
  Current maturities of long-term debt  . . . . .      34,943      32,052
    Total current liabilities . . . . . . . . . .     103,880      86,808

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .     258,635     159,201

DEFERRED INCOME TAXES . . . . . . . . . . . . . .      72,963      26,800

OTHER LIABILITIES . . . . . . . . . . . . . . . .      33,991      17,393

COMMITMENTS AND CONTINGENCIES . . . . . . . . . .

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized, 77.2 million and 66.9
    million shares issued . . . . . . . . . . . .       7,718       6,689
  Additional paid-in capital  . . . . . . . . . .     835,475     615,644
  Retained earnings (deficit) . . . . . . . . . .      71,802     (23,598)
  Restricted stock (unearned compensation)  . . .      (4,929)     (5,263)
  Cumulative translation adjustment . . . . . . .      (1,086)     (1,086)
  Treasury stock at cost, 6.3 million and 6.3
    million shares  . . . . . . . . . . . . . . .     (63,029)    (61,137)
     Total stockholders' equity . . . . . . . . .     845,951     531,249
                                                   $1,315,420    $821,451


The accompanying notes are an integral part of these financial statements.


                       ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)


                                                                                              Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                     1996             1995             1994
                                                                                   --------         --------         --------
OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 95,400         $ 48,059         $ 37,171
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization   . . . . . . . . . . . . . . . . .            81,760           58,390           51,798
        Deferred income tax provision (benefit)   . . . . . . . . . . . .            38,610             (431)            (879)
        Amortization of other assets  . . . . . . . . . . . . . . . . . .             4,430            3,383            3,205
        Discontinued operations   . . . . . . . . . . . . . . . . . . . .                --           (5,026)           2,859
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (470)          (1,221)           2,690
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable   . . . . . . . . .           (28,581)         (23,438)          11,964
           (Increase) decrease in prepaid expenses and other  . . . . . .             1,013            4,314           (7,546)
           Increase (decrease) in accounts payable  . . . . . . . . . . .               849           (3,834)           5,287
           Increase in accrued and other liabilities  . . . . . . . . . .             5,539            4,369            2,668
              Net cash provided by operating activities   . . . . . . . .           198,550           84,565          109,217

INVESTING ACTIVITIES
    Additions to property and equipment   . . . . . . . . . . . . . . . .          (175,985)        (143,230)        (150,358)
    Net cash acquired in Dual acquisition   . . . . . . . . . . . . . . .             8,529               --               --
    Net proceeds from sales of discontinued operations  . . . . . . . . .             5,060           11,790              652
    (Purchase) sale of short-term investments, net  . . . . . . . . . . .             5,000              869           (5,869)
    Proceeds from disposition of assets   . . . . . . . . . . . . . . . .             5,298            1,125           23,160
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,048           (2,383)          (1,835)
              Net cash used by investing activities   . . . . . . . . . .          (150,050)        (131,829)        (134,250)

FINANCING ACTIVITIES
    Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .            59,000           24,043          114,698
    Reduction of long-term borrowings   . . . . . . . . . . . . . . . . .           (85,400)         (40,749)         (64,641)
    Pre-acquisition purchase of Dual debt   . . . . . . . . . . . . . . .           (18,112)              --               --
    Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . .                --           (7,211)          (2,426)
    Preferred stock dividends   . . . . . . . . . . . . . . . . . . . . .                --               --           (2,135)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (354)             394             (668)
              Net cash provided (used) by financing activities  . . . . .           (44,866)         (23,523)          44,828

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,634          (70,787)          19,795

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . . . .            77,064          147,851          128,056

CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . . . . . .          $ 80,698         $ 77,064         $147,851

The accompanying notes are an integral part of these financial statements.




             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation
  --------------------------------------

     ENSCO   International  Incorporated   (the   "Company"),  a   Delaware
corporation, was incorporated in August 1987, and is the successor by merger to Blocker Energy Corporation. At the Company's Annual Meeting of Stockholders held on May 23, 1995, the stockholders approved the change in the name of the Company from Energy Service Company, Inc. to ENSCO International Incorporated. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's investments in 50% or less owned affiliates are accounted for under the equity method. See Note 3 "Property and Equipment." All significant intercompany accounts and transactions have been eliminated.

     On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual"). See Note 2 "Acquisition of Dual Drilling." The Company's consolidated financial statements include the results of Dual from the June 12, 1996 acquisition date.

     In August 1993, the Company completed the step acquisition of Penrod Holding Corporation ("Penrod").

  Pervasiveness of Estimates
  --------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

  Cash Equivalents
  ----------------

     For purposes of the consolidated balance sheet and statement of cash flows, the Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

  Foreign Currency Translation
  ----------------------------

     The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement


process applicable to foreign subsidiaries are reflected in the consolidated statement of income. Translation losses were $329,000, $422,000 and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency.
Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of equity.

  Short-Term Investments
  ----------------------

     Short-term investments are comprised of investments having maturities of greater than three months and less than one year at the date of purchase. Short-term investments at December 31, 1995 consisted of debt instruments issued by U.S. government agencies. The aggregate fair value of short-term investments at December 31, 1995 approximated cost.

  Property and Equipment
  ----------------------

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

     In connection with the Company's rig upgrade programs in 1996 and 1995, the remaining useful lives of certain of the Company's jackup rigs, for which major enhancements were performed, have been extended to twelve years from the time each respective rig left the shipyard to better reflect their remaining economic lives. The effect of the 1995 change in estimate was to increase net income for the year ended December 31, 1995 by $892,000, or $.01 per share. The effect of the 1996 change in estimate was to increase net income for the year ended December 31, 1996 by $1.4 million, or $.02 per share.

     Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

  Goodwill
  --------

     Goodwill arising from  acquisitions is amortized on  the straight-line basis over periods ranging from 10 to 40 years.  See Note 2 "Acquisition of
Dual Drilling."   Amortization of  goodwill was $1.7 million,  $485,000 and
$802,000  for   the  years  ended   December  31,  1996,  1995   and  1994,
respectively.    Goodwill,  net  of  accumulated amortization,  was  $106.2 million and $7.3 million  at December 31, 1996 and  1995, respectively, and


is included in Other Assets, Net. On a periodic basis the Company estimates the undiscounted future cash flows to be generated by the acquired operations to ensure the carrying value of goodwill has not been impaired.

  Impairment of Assets
  --------------------

     In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which did not have an impact upon the Company. As required, the Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, based upon expectations of undiscounted cash flows before interest.

  Revenue Recognition
  -------------------
     The Company's drilling and marine services contracts generally provide for payment on a day rate basis, and revenues are recognized as the work is performed.

  Income Taxes
  ------------

     Deferred tax liabilities and assets are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

  Minority Interest
  -----------------

     ENSCO Drilling (Caribbean), Inc. ("Caribbean") has been included in the Company's consolidated financial statements for all years presented. In March 1995, the Company purchased an additional 15% equity interest in Caribbean from the minority shareholder. The purchase, which was effective January 1, 1995, increased the Company's ownership interest in Caribbean from 70% to 85%. In consideration for the additional 15% interest acquired in Caribbean, the Company makes payments to the minority shareholder that are based upon, in general, the utilization of existing Caribbean rigs. In addition, in the event of a future sale of any rigs currently owned by Caribbean, the minority shareholder is entitled to an additional 15% of the net proceeds upon sale. The minority shareholder's interest included in the Company's consolidated balance sheet at December 31, 1996 and 1995 was $8.5 million and $5.2 million, respectively, and is included in Other Liabilities.

  Stock Based Employee Compensation
  ---------------------------------

     In October 1995, the Financial Accounting Standards Board  issued SFAS
No. 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS No. 123 encourages the adoption of a fair value based method


of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. See Note 7 "Employee Benefit Plans."

  Income Per Common Share
  -----------------------

     Income per common share has been computed based on the weighted average number of common shares outstanding during the applicable period after recognition of minority interest charges and preferred stock dividend requirements. All weighted average share and per share amounts reflect the one share for four shares reverse stock split ("reverse stock split") which was effective June 1, 1994. See Note 6 "Stockholders' Equity."

  Reclassifications
  -----------------

     Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

2.    ACQUISITION OF DUAL DRILLING

     On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, a wholly owned subsidiary and Dual. The acquisition was approved on that date by Dual stockholders who received
0.625 shares of the Company's common stock for each share of Dual common stock. The Company issued approximately 10.1 million shares of its common stock to Dual stockholders in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million.

     The Company accounted for the acquisition of Dual as a purchase. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes. The excess of the purchase price over net assets acquired approximated $100.7 million and is being amortized over 40 years.

     The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including 10 jackup rigs and 10 platform rigs. Five of the jackup rigs are presently located in the Gulf of Mexico, two are located offshore India, one offshore Indonesia and one each in shipyards in Malaysia and Sharjah undergoing modifications and enhancements. Of the 10 platform rigs acquired from Dual, seven are currently located in the Gulf of Mexico and one, which is not owned but managed, is located off the coast of China. The remaining two platform rigs, formerly located off the coast of California, have been retired.


     The following unaudited pro forma information shows the consolidated results of operations for the years ended December 31, 1996 and 1995 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1995 (in thousands, except per share data):

                                                  1996       1995
                                                --------   --------

     Operating revenues . . . . . . . . . .     $522,375   $370,130
     Operating income . . . . . . . . . . .      149,636     53,237
     Income from continuing operations  . .       91,743     30,096
     Net income . . . . . . . . . . . . . .       91,743     36,392

     Income per common share  . . . . . . .     $   1.30   $    .52

     The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1995, or of results that may occur in the future.

3.    PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                 1996        1995
                                              ----------   --------

     Drilling rigs and equipment  . . . . .   $1,133,944   $713,311
     Marine vessels . . . . . . . . . . . .       81,594     77,795
     Other  . . . . . . . . . . . . . . . .       15,217     11,154
     Work in progress . . . . . . . . . . .       18,118     16,006
                                              ----------   --------
                                              $1,248,873   $818,266
                                              ==========   ========

     In November 1996, the Company purchased a jackup rig located in Southeast Asia. The rig is undergoing modifications prior to commencing work in the second quarter of 1997. The Company's additions to property and equipment for the year ended December 31, 1996 include approximately $156.7 million in connection with acquisitions and major modifications and enhancements of rigs and vessels.

     In March 1995, the Company purchased a jackup rig located in the North Sea and simultaneously entered into a bareboat charter agreement with the seller, which terminated in February 1996. The purchase price consisted of $12.8 million paid at closing and an additional $13.0 million paid at the end of the bareboat charter period.

     In November 1995, the Company  purchased the remaining 50% interest in
a  jackup  rig  from   its  joint  venture  partner  in  Mexico  for  total
consideration  of $4.2  million.   The  Company's investment  in the  joint
venture of $6.6 million, at the date of purchase, was reclassified from investment in equity affiliate to property and equipment in the Company's
consolidated  balance sheet.   For  the years ended  December 31,  1995 and


1994, the Company recorded income of $200,000 and $700,000, respectively, in Other Income, net from its beneficial ownership in the joint venture. The Company received distributions from the joint venture of $425,000 in 1995 and $2.2 million in 1994, of which $1.1 million of the 1994 distribution represented a return of capital.

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

4.    LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                                  1996       1995
                                                --------   --------

     Revolving credit facility  . . . . . .     $125,133   $ 65,976
     9 7/8% Senior Subordinated Notes . . .       75,159         --
     Secured term loans (non-recourse to
       the Company) . . . . . . . . . . . .       74,825    102,709
     Secured term loans . . . . . . . . . .       18,193     22,568
     Other  . . . . . . . . . . . . . . . .          268         --
                                                --------   --------
                                                 293,578    191,253
     Less current maturities  . . . . . . .      (34,943)   (32,052)
                                                --------   --------
     Total long-term debt . . . . . . . . .     $258,635   $159,201
                                                ========   ========

  Revolving Credit Facility
  -------------------------
     On June 13, 1996, the Company amended its $130.0 million revolving credit facility with a group of international banks, increasing availability under the revolving credit facility ("Facility") to $150.0 million. On the same date, the Company borrowed an additional $45.0 million under the Facility, increasing outstanding borrowings under the Facility to $111.0 million. Proceeds from the additional $45.0 million of borrowings under the Facility were used to refinance approximately $41.8 million of Dual's bank debt. The Company incurs a 0.5% annual commitment fee on the undrawn portion of the Facility. Availability under the
Facility is reduced by $7.0 million on a semi-annual basis with the remaining outstanding balance due in October 2001. The Facility carries a floating interest rate tied to London InterBank Offered Rates ("LIBOR") for which the margin on the Facility may increase by up to 0.5% based upon the Company's debt ratio. As of December 31, 1996, the interest rate on the Facility was 7.0% per annum. The Company has entered into interest rate swap agreements with two of the lender banks that effectively change the interest rate on $32.0 million of the outstanding Facility from a floating rate to a fixed rate of 7.48% and on $16.0 million of the outstanding Facility from a floating rate to a fixed rate of 6.835%, absent any increase in the margin level of the Facility associated with the Company's debt ratio, through October 2000. The Facility is collateralized by certain of the Company's jackup rigs, which had a combined net book value of $388.3 million at December 31, 1996. The Facility requires that the Company maintain specified minimum balances of cash and working capital, maintain certain operating cash flows and not exceed a certain debt to total asset ratio, and it includes certain limitations on dividends and requires that the appraised value of the rigs securing the facility exceed the amount drawn under the facility by a specified factor.

  9 7/8% Senior Subordinated Notes
  --------------------------------

     At the June 12, 1996 acquisition date, Dual had outstanding $100.0 million (face amount) of 9 7/8% Senior Subordinated Notes due 2004 (the


"Notes"). In July 1996, $5.0 million (face amount) of the Notes were redeemed pursuant to an offer required to be made by Dual under the terms of the Notes. Additionally, as of December 31, 1996, the Company had purchased $23.2 million (face amount) of the Notes on the open market. The Company's balance sheet at December 31, 1996 reflects long-term debt net of the $5.0 million redemption and the $23.2 million (face amount) of the Notes purchased by the Company as well as the premium assigned to the Notes as a result of purchase accounting. The Notes are unsecured obligations and are guaranteed by certain of the former Dual subsidiaries. The Notes' indenture contains certain restrictive covenants relating to debt, restricted payments, disposition of proceeds of asset sales, transactions with affiliates, limitation on the payment of dividends and other payment restrictions, limitations on sale leaseback transactions and restrictions on mergers, consolidations and transfer of assets. Interest on the Notes is payable semiannually and the Notes are redeemable at the option of the Company, in whole or in part at any time, on or after January 15, 1999.

  Secured Term Loans (Non-recourse to the Company)
  ------------------------------------------------

     A subsidiary of the Company has two financing arrangements, in an original principal amount totalling $143.0 million, with a subsidiary of a Japanese corporation in connection with the construction of eight barge drilling rigs delivered to Venezuela in 1993 and 1994. The financing arrangements consist of eight secured term loans, one for each barge drilling rig. The eight secured term loans bear interest at an average fixed rate of 8.17% and are each repayable in 60 equal monthly installments of principal and interest ending in mid-1998 through the first part of 2000. The term loans are each secured by a specific barge drilling rig, which had a combined net book value of $115.6 million at December 31, 1996, and the charter contract on each rig. The secured term loans are expected to be repaid from the cash flow generated by the eight barge drilling rigs and are without recourse to the Company.

  Secured Term Loans
  ------------------

     In October 1993, the Company entered into a $25.0 million loan agreement with a financial institution. The seven year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 15, 2000. The term loan is collateralized by certain of the Company's marine transportation vessels which had a combined net book value of $36.5 million at December 31, 1996. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

     In December 1995, in connection with the purchase of four supply vessels that were previously leased, the Company entered into a $4.7 million loan agreement with the seller. The five year secured term loan bears interest at a fixed rate of 7.75% per annum, repayable in 20 equal quarterly installments ending January 2001. The term loan is collateralized by the four supply vessels purchased which had a combined net book value of $4.1 million at December 31, 1996.


     Maturities of long-term debt, excluding the premium on the Notes, are as follows: $34.9 million in 1997; $29.5 million in 1998; $23.3 million in 1999; $5.5 million in 2000; $125.1 million in 2001 and $71.8 million thereafter.

5.    PREFERRED STOCK

     In August 1994, the Company issued a redemption notice for the 2,839,110 outstanding shares of its $1.50 Cumulative Convertible
Exchangeable Preferred Stock ("$1.50 Preferred Stock"). Holders of 2,807,147 shares of the $1.50 Preferred Stock elected to convert each of their shares into approximately 1.786 shares of the Company's common stock. Such conversion resulted in the issuance of 5,012,762 shares of the Company's common stock. Holders of the remaining 31,963 shares of the $1.50 Preferred Stock elected to redeem their shares which resulted in a cash payment of $799,000.

6.    STOCKHOLDERS' EQUITY

     The Company's stockholders approved a one share for four shares reverse stock split of the Company's common stock at the Company's Annual Meeting of Stockholders held on May 24, 1994. All references in the financial statements to weighted average common shares outstanding, income per common share amounts and the 1994 share amounts in the table below reflect the reverse stock split. The aggregate par value of the Company's common stock was reduced and additional paid-in capital was increased to reflect the decreased aggregate par value of the Company's common stock outstanding subsequent to the reverse stock split.

     In December 1994, the Company's Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock. As of December 31, 1996, the Company had repurchased 800,800 shares of its common stock, of which 201,400 were repurchased in December 1994 and 599,400 shares were repurchased in the first half of 1995. No shares were repurchased in the second half of 1995 or in the year ended December 31, 1996. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.



     A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1996 is as follows (in thousands):


                                                                                                     RESTRICTED
                                                 COMMON STOCK          ADDITIONAL      RETAINED        STOCK
                                           -----------------------      PAID-IN        EARNINGS      (UNEARNED      TREASURY
                                            SHARES         AMOUNT       CAPITAL       (DEFICIT)    COMPENSATION)      STOCK
                                           --------       --------     ----------    -----------   -------------    ---------
BALANCE, December 31, 1993                 244,997        $24,500      $520,775       $(106,693)      $(5,614)      $(47,813)
       Net income                               --             --            --          37,171            --             --
       Common stock issued under
         employee benefits plans, net          309             31         3,491              --          (941)        (2,401)
       Preferred stock dividends                --             --            --          (2,135)           --             --
       Amortization of unearned
         compensation                           --             --            --              --         1,037             --
       Conversion of preferred stock         5,013            501        69,677              --            --             --
       Repurchase of common stock               --             --            --              --            --         (2,426)
       Reverse stock split                (183,748)       (18,375)       18,375              --            --             --
BALANCE, December 31, 1994                  66,571          6,657       612,318         (71,657)       (5,518)       (52,640)
       Net income                               --             --            --          48,059            --             --
       Common stock issued under
         employee benefits plans, net          320             32         3,326              --          (857)        (1,286)
       Repurchase of common stock               --             --            --              --            --         (7,211)
       Amortization of unearned
         compensation                           --             --            --              --         1,112             --
BALANCE, December 31, 1995                  66,891          6,689       615,644         (23,598)       (5,263)       (61,137)
       Net income                               --             --            --          95,400            --             --
       Common stock issued under
         employee benefits plans, net          215             22         2,476              --          (740)        (1,892)
       Common stock issued in Dual
         acquisition                        10,069          1,007       217,355              --            --             --
       Amortization of unearned
         compensation                           --             --            --              --         1,074             --
BALANCE, December 31, 1996                  77,175        $ 7,718      $835,475       $  71,802       $(4,929)      $(63,029)

     At December 31, 1996 and 1995, the outstanding shares of the Company's common stock was 70.9 million and 60.6 million, respectively.

     On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitles its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own
15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of


the Company's common stock issued from March 6, 1995 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.

7.    EMPLOYEE BENEFIT PLANS

  Stock Options
  -------------

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

     In May 1996, the stockholders approved the Company's 1996 Non-Employee Directors Stock Option Plan ("Directors Plan"). Under the Directors Plan, a maximum of 300,000 shares are reserved for issuance. Options granted under the Directors Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter.

     The exercise price of stock options under the Incentive Plan and the Directors Plan is the market value of the stock at the date the option is granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of


that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield, expected volatility of 38.7% and 40.2%, risk free interest rates of 6.3% and 6.8%, and expected lives of four years each.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                             1996              1995
                                      -----------------  -----------------
                                         AS       PRO       AS       PRO
                                      REPORTED   FORMA   REPORTED   FORMA
                                      --------  -------  --------  -------
     Income applicable to
       common share . . . . . . . .    $95,400  $94,298   $48,059  $47,615
     Income per common share  . . .       1.44     1.42       .79      .79

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


   A summary of stock option transactions under the Incentive Plan and Directors Plan is as follows (share amounts in thousands):

                                                       1996                       1995                      1994
                                                -------------------       -------------------        -------------------
                                                          WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                           AVERAGE                  AVERAGE                    AVERAGE
                                                          EXERCISE                  EXERCISE                   EXERCISE
                                                SHARES      PRICE         SHARES      PRICE          SHARES      PRICE
                                                ------    ---------       ------    ---------        ------    ---------
      Outstanding at beginning of year  .       1,121      $13.32         1,005      $10.88          1,075      $ 9.77
         Granted  . . . . . . . . . . . .         243       31.01           512       16.31            213       15.69
         Exercised  . . . . . . . . . . .        (188)       8.98          (262)       9.27           (244)       9.50
         Forfeited  . . . . . . . . . . .         (25)      18.67          (134)      14.44            (39)      10.15
      Outstanding at end of year  . . . .       1,151       17.65         1,121       13.32          1,005       10.88

      Exercisable at end of year  . . . .         474      $13.31           377      $10.45            468      $ 9.80
      Weighted-average fair value of
         options granted during the year       $12.15                     $6.62                         --

    The following table summarizes information about the fixed-price stock options outstanding at December 31, 1996 (share amounts in thousands):

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                     ------------------------------------------------------     --------------------------------
                        NUMBER        WEIGHTED-AVERAGE                            NUMBER
      RANGE OF        OUTSTANDING        REMAINING         WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
   EXERCISE PRICES    AT 12/31/96     CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/31/96     EXERCISE PRICE
  ----------------   ------------    -----------------     ----------------     -----------     ----------------
   $ 4.75                    65           .7  years            $ 4.75                65              $ 4.75
    11.00 - 12.00           248          1.4  years             11.84               194               11.80
    15.69 - 16.31           601          3.2  years             16.15               197               16.05
    26.94 - 30.13           169          4.4  years             29.42                18               30.13
    32.50 - 44.31            68          4.7  years             35.10                --                  --
     4.75 - 44.31         1,151          2.9  years             17.65               474               13.31

    At December 31, 1996, 2.0 million shares were available for grant as options or incentive grants under the Incentive Plan and 282,000 shares were available for grant as options under the Directors Plan.

  Incentive Stock Grants
  ----------------------

    Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive  stock grants  under the Incentive  Plan through  February 8,
1998.   Shares of common stock  subject to incentive grants  vest on such a


basis as determined by a committee of the Board of Directors. Through 1996, incentive stock grants for 1.2 million shares of common stock were granted, of which 732,000 were vested at December 31, 1996. During 1996, 1995 and 1994, incentive stock grants for 25,000 shares, 52,500 shares and 60,000 shares, respectively, were granted. The remaining outstanding incentive stock grants vest as follows: 97,250 in each of the years 1997 and 1998, 94,750 in each of the years 1999 and 2000, 13,750 in each of the years 2001 through 2004, 7,720 in 2005 and 2,500 in 2006. The Company charged $1.1 million, $1.1 million and $1.0 million to operations in each of the years 1996, 1995 and 1994, respectively, related to incentive stock grants. The unvested portion of the incentive stock grants is classified in the Stockholders' Equity section of the consolidated balance sheet as Restricted Stock (Unearned Compensation).

  Savings Plan
  ------------

    The Company has a profit sharing plan (the "ENSCO Savings Plan") which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions for the years ended December 31, 1996, 1995 and 1994 of $3.8 million, $1.7 million and $1.1 million, respectively.

    The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set annually by the Company's Board of Directors. Matching contributions totalled $1.1 million, $702,000 and $307,000 in 1996, 1995 and 1994, respectively. The Company has reserved 500,000 shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

  Select Executive Retirement Plan
  --------------------------------

    The Company implemented the Select Executive Retirement Plan (the "SERP") effective April 1, 1995 to provide a tax deferred savings plan for certain highly compensated employees whose participation in the 401(k) savings plan feature of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is an unfunded plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts, if any, under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totalled $22,000 in both 1996 and 1995. A SERP liability of $330,000 and $139,000 is included in Other Liabilities at December 31, 1996 and 1995, respectively.

  Employee Retirement Plan
  ------------------------

    Eligible former Penrod employees participate in a noncontributory defined benefit employee retirement plan. However, the plan was frozen


effective December 31, 1990. Accordingly, no additional participants may join the plan and no additional benefits have been accrued for participants subsequent to December 31, 1990. The Company's policy is to fund the plan based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and tax considerations. The Company has recorded a plan termination liability, net of plan assets, of $4.2 million, which is included in Other Liabilities at December 31, 1996. Management intends to terminate the plan when it is in the best financial interest of the Company by purchasing annuities or otherwise providing for participants under the plan. Net periodic pension expense for all years presented was insignificant. The Company does not expect to incur any future charges or additional liabilities in connection with the plan prior to its termination.

8.    INCOME TAXES

    The Company had income of $92.7 million, $33.2 million and $26.8 million from its operations before income taxes in the United States and income of $49.9 million, $14.1 million and $13.5 million from its operations before income taxes in foreign countries for the years ended December 31, 1996, 1995 and 1994, respectively.

    The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                                    1996         1995          1994
                                                                  --------     --------      --------

       Current:
             Federal  . . . . . . . . . . . . . . . . . . .        $ 2,126      $ 1,340      $ 1,047
             Foreign  . . . . . . . . . . . . . . . . . . .          3,273        2,488        3,591
                  Total current . . . . . . . . . . . . . .          5,399        3,828        4,638

       Deferred:
             Federal  . . . . . . . . . . . . . . . . . . .         40,861          900         (650)
             Foreign  . . . . . . . . . . . . . . . . . . .          7,721        5,169        2,771
                  Total deferred  . . . . . . . . . . . . .         48,582        6,069        2,121
       Deferred tax asset valuation allowance . . . . . . .         (9,972)      (6,500)      (3,000)
             Total  . . . . . . . . . . . . . . . . . . . .        $44,009      $ 3,397      $ 3,759
/TABLE

    Deferred income tax assets (liabilities) as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                       1996              1995
                                                                     ---------         ---------
       Deferred income tax benefits:
             Net operating loss carryforwards . . . . . . .          $  61,550         $  84,884
             Liabilities not deductible for tax purposes  .              7,144             3,382
             Safe harbor leases . . . . . . . . . . . . . .              4,898             5,805
             Investment tax credit carryforward . . . . . .                360             2,683
             Minimum tax credit carryforward  . . . . . . .              2,081                --
             Foreign tax credit carryforward  . . . . . . .              2,728                --
             Unfunded pension liability . . . . . . . . . .              1,471             1,560
             Other  . . . . . . . . . . . . . . . . . . . .              5,977             3,651
             Gross deferred tax assets  . . . . . . . . . .             86,209           101,965
             Less:  Valuation allowance . . . . . . . . . .                 --            (9,972)
             Deferred tax assets, net of valuation
               allowance  . . . . . . . . . . . . . . . . .             86,209            91,993

       Deferred tax liabilities:
             Property . . . . . . . . . . . . . . . . . . .           (147,990)         (100,380)
             Tax gain recognized on transfer of assets  . .             (3,550)             (587)
             Other  . . . . . . . . . . . . . . . . . . . .             (2,760)           (1,863)
             Gross deferred tax liabilities . . . . . . . .           (154,300)         (102,830)
                 Net deferred tax liabilities . . . . . . .          $ (68,091)        $ (10,837)

       Net current deferred tax asset . . . . . . . . . . .          $   4,872         $   9,663
       Net noncurrent deferred tax asset  . . . . . . . . .                 --             6,300
       Net noncurrent deferred tax liability  . . . . . . .            (72,963)          (26,800)
                 Net deferred tax liability . . . . . . . .          $ (68,091)        $ (10,837)

    The valuation allowance decreased by $10.0 million in 1996 and by $38.0 million in 1995. Of the 1995 decrease, $13.3 million was recorded as an adjustment to goodwill, due to the expected utilization of net operating losses that were previously projected to expire unutilized. As of December 31, 1996, the entire valuation allowance has been released and the Company expects to realize the full benefit of all of its net operating loss carryforwards. Any future adjustments to the valuation allowance related to the projected utilization or non-utilization of the net operating loss carryforwards of Penrod or Dual that originated prior to their acquisition will be allocated to goodwill.



    The consolidated effective income tax rate for the years ended December 31, 1996, 1995 and 1994 differs from the United States statutory income tax rate as follows:

                                                1996     1995     1994
                                               ------   ------   ------

    Statutory income tax rate . . . . . . .     35.0%    35.0%    35.0%
    Utilization of net operating loss
      carryforwards . . . . . . . . . . . .       --    (26.7)   (30.3)
    Change in valuation allowance . . . . .     (7.0)   (13.7)    (7.4)
    Foreign taxes . . . . . . . . . . . . .     (3.3)     7.8      9.8
    Alternative minimum tax . . . . . . . .      1.5      2.8      2.6
    Other . . . . . . . . . . . . . . . . .      4.6      2.0     (0.4)

    Effective income tax rate . . . . . . .     30.8%     7.2%     9.3%

    At December 31, 1996, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $175.9 million and $76.1 million, respectively, and investment tax credit, minimum tax credit, and foreign tax credit carryforwards of $360,000, $2.1 million and $2.7 million, respectively. If not utilized, the regular and alternative minimum tax net operating loss carryforwards expire from 1999 through 2007, and the investment tax credit carryforwards expire from 1997 through 2000. The minimum tax credit carryforwards do not expire. The foreign tax credit carryforward expires in 2001. As a result of both the Penrod and Dual acquisitions, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

    It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1996 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the  form of  dividends  or  otherwise,  the  Company  may  be  subject  to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

9.    COMMITMENTS AND CONTINGENCIES

  Leases
  ------
    The Company is obligated under leases for certain of its offices and equipment. In December 1995, the Company purchased four supply vessels which were previously operated pursuant to ten-year operating lease agreements. See Note 3 "Property and Equipment."



    Rental expense relating to operating leases was $3.1 million, $3.1 million and $3.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $3.6 million in 1997; $2.6 million in 1998; $1.6 million in 1999; $898,000 in 2000; $841,000 in
2001 and $93,000 thereafter.

  Insurance
  ---------

    Prior to its acquisition by the Company, Dual was self-insured for a substantial portion of its maritime claims exposure, with self-insured limits of up to $500,000 for each claim. Effective June 12, 1996, the Company increased Dual's insurance coverage to levels consistent with the Company's existing policies which, among other things, limits the exposure to maritime claims to $25,000 for each claim. Based on current information, the Company has provided adequate reserves for such claims.

  Litigation
  ----------

    In February 1991, a subsidiary of the Company filed an action against TransAmerican Natural Gas Corporation and related subsidiaries and affiliates ("TransAmerican") seeking damages for breach of contract. On April 5, 1996, the U.S. District court for the Southern District of Texas, Houston Division, entered a judgment against TransAmerican. As a result of the judgment, on April 18, 1996, the subsidiary of the Company entered into a settlement agreement with TransAmerican. Under the terms of the settlement agreement, the subsidiary of the Company received approximately $7.3 million. In the second quarter of 1996, the Company recorded a gain of $6.4 million in Other Income, net, with a corresponding increase in deferred income tax expense of $2.2 million for an after tax gain of $4.2 million.

  Letters of Credit
  -----------------

    The Company maintains legally restricted cash balances with banks as collateral for letters of credit issued by banks. These letters of credit are required under certain drilling contracts and the Company's insurance arrangement. Restricted cash balances aggregated $1.6 million and $1.3 million at December 31, 1996 and 1995, respectively, and are recorded in Prepaid Expenses and Other.

  Rig Damage
  ----------

    In mid-January 1996, one  of the Company's  jackup rigs located in  the
Gulf of Mexico experienced damage as it was preparing to jack up on a new location. The jackup rig was mobilized to a shipyard where it remained until late December 1996 while undergoing repairs. The Company was fully insured for damage and salvage operations related to the jackup rig and the Company expects that all such costs incurred will be recoverable from its
insurance coverage.   The Company has incurred  approximately $21.0 million


in charges for salvage operations and repair of damages to the rig. At December 31, 1996, the Company had collected $14.6 million in reimbursement for repair of damages to the rig and has a receivable from its insurance company of $6.4 million related to the rig damage.

    At December 31, 1996, there were no other contingencies, claims or lawsuits against the Company which, in the opinion of management, would have a material effect on its financial condition or results of operations.

10.    SEGMENT INFORMATION

    Contract drilling and marine transportation are the Company's operating segments. The Company's contract drilling segment is currently comprised of 35 offshore jackup rigs, 10 barge drilling rigs and eight platform rigs. Of the 35 jackup rigs, 23 are located in the Gulf of Mexico, six are located in the North Sea and six are located in Asia. The 10 barge drilling rigs are all located in Venezuela and seven of the platform rigs are located in the Gulf of Mexico. An additional platform rig, which is not owned but is operated under a management contract, is located off the coast of China. The marine transportation segment currently consists of 37 vessels, all of which are located in the Gulf of Mexico. The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by world-wide expenditures for oil and gas drilling, particularly in the Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of oil and natural gas.


    The following shows industry segment and geographic region information for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                               INDUSTRY SEGMENT
                                             ---------------------------------------------------
                                                               MARINE
                                               CONTRACT        TRANS-     CORPORATE
                                               DRILLING      PORTATION     & OTHER       TOTAL
                                             -----------     ---------    ---------   ----------
1996
----
Revenues  . . . . . . . . . . . . . . .      $  408,614       $60,219     $     --    $  468,833
Operating income (loss) . . . . . . . .         125,825        23,414         (500)      148,739
Identifiable assets . . . . . . . . . .       1,165,603        70,496       79,321     1,315,420
Capital expenditures  . . . . . . . . .         170,117         4,173        1,695       175,985
Depreciation and amortization . . . . .          74,190         7,070          500        81,760

1995
----
Revenues  . . . . . . . . . . . . . . .      $  240,775       $38,339     $     --    $  279,114
Operating income (loss) . . . . . . . .          48,022         7,848         (675)       55,195
Identifiable assets . . . . . . . . . .         649,503        66,685      105,263       821,451
Capital expenditures  . . . . . . . . .         135,137         7,167          926       143,230
Depreciation and amortization . . . . .          52,160         5,820          410        58,390

1994
----
Revenues  . . . . . . . . . . . . . . .      $  207,781       $37,670     $     --    $  245,451
Operating income (loss) . . . . . . . .          44,597         5,455         (980)       49,072
Identifiable assets . . . . . . . . . .         553,205        56,142      155,881       765,228
Capital expenditures  . . . . . . . . .         142,848         6,951          559       150,358
Depreciation and amortization . . . . .          45,421         5,815          562        51,798

/TABLE

                                                                             GEOGRAPHIC REGION
                                               --------------------------------------------------------------------------
                                                 NORTH                                    SOUTH     CORPORATE
                                                AMERICA        EUROPE       ASIA         AMERICA     & OTHER     TOTAL
                                               ---------     ---------    ---------     --------    ---------  ----------
1996
----
Revenues  . . . . . . . . . . . . . . .        $276,934      $ 91,831     $ 24,532      $ 75,536    $     --   $  468,833
Operating income (loss) . . . . . . . .          91,775        18,455        2,698        36,311        (500)     148,739
Identifiable assets . . . . . . . . . .         647,340       266,517      167,524       154,718      79,321    1,315,420

1995
----
Revenues  . . . . . . . . . . . . . . .        $157,614      $ 59,525     $     --      $ 61,975    $     --   $  279,114
Operating income (loss) . . . . . . . .          23,061         7,040         (769)       26,538        (675)      55,195
Identifiable assets . . . . . . . . . .         358,552       201,772        3,079       152,785     105,263      821,451

1994
----
Revenues  . . . . . . . . . . . . . . .        $155,118      $ 30,635     $  7,166      $ 52,532    $     --   $  245,451
Operating income (loss) . . . . . . . .          28,838         4,868       (4,608)       20,954        (980)      49,072
Identifiable assets . . . . . . . . . .         330,733       104,669       10,903       163,042     155,881      765,228

     Identifiable assets excluded net assets of discontinued operations of $7.9 million at December 31, 1994.

     During 1996, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $75.5 million, or 16% of total revenues, all of which were from the contract drilling segment. Revenues from another customer were $63.7 million, or 14% of total revenues, all of which were from the contract drilling segment.

     During 1995, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $62.0 million, or 22% of total revenues, all of which were from the contract drilling segment. Revenues from another customer were $34.3 million, or 12% of total revenues, all of which was from the contract drilling segment.

     During 1994, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer were $48.2 million, or 20% of total revenues, all of which were from the contract drilling segment. Revenues from another customer were $35.1 million, or 14% of total revenues. Of such amount, $33.7 million was from the contract drilling segment and $1.4 million was from the marine transportation segment.

11.   TRANSACTIONS WITH RELATED PARTIES

     The Company has a $675,000 note receivable from a director of the Company in connection with the sale of 168,750 shares (675,000 shares prior to the reverse stock split) of restricted common stock in 1988. The note, which may be settled at a formula price by delivery of shares of restricted stock of the Company purchased by the director, is due July 1997 and is


noninterest bearing as long as the payor remains a director of the Company. At December 31, 1996 and 1995, the note was recorded as a reduction of additional paid-in capital. This note was subsequently settled in January 1997 and resulted in the director retaining 132,998 net shares of common stock and $238,000 cash after repayment of the note.

12.    SUPPLEMENTAL FINANCIAL INFORMATION

     CONSOLIDATED   BALANCE   SHEET   INFORMATION.   Accounts   and   notes
receivable, net at December 31, 1996 and 1995 consists of the following (in thousands):

                                               1996       1995
                                             --------   --------
     Trade  . . . . . . . . . . . . . . .    $101,916   $ 55,993
     Other  . . . . . . . . . . . . . . .      10,836      5,268
                                             --------   --------
                                              112,752     61,261
     Allowance for doubtful accounts  . .      (1,719)      (465)
                                             --------   --------
                                             $111,033   $ 60,796
                                             ========   ========

     Prepaid expenses and other at December 31, 1996 and 1995 consists of the following (in thousands):

                                               1996       1995
                                             --------   --------
     Tax asset  . . . . . . . . . . . . .    $  4,872  $   9,663
     Prepaid expenses   . . . . . . . . .       5,496      6,319
     Inventory  . . . . . . . . . . . . .       2,112      2,259
     Deposits   . . . . . . . . . . . . .       1,897      1,318
     Other  . . . . . . . . . . . . . . .       5,291      3,334
                                             --------   --------
                                             $ 19,668   $ 22,893
                                             ========   ========

     Accrued liabilities at December 31, 1996 and 1995 consists of the following (in thousands):

                                               1996       1995
                                             --------   --------
     Operating expenses   . . . . . . . .    $ 15,962   $  8,586
     Deferred purchase payment  . . . . .          --     13,000
     Payroll  . . . . . . . . . . . . . .      14,274      7,957
     Taxes  . . . . . . . . . . . . . . .       8,609      3,592
     Insurance  . . . . . . . . . . . . .       4,372      2,837
     Deferred revenue   . . . . . . . . .       4,268      4,656
     Accrued interest   . . . . . . . . .       5,626      2,222
     Other  . . . . . . . . . . . . . . .       4,379      2,970
                                             --------   --------
                                             $ 57,490   $ 45,820
                                             ========   ========


     CONSOLIDATED  STATEMENT  OF  INCOME  INFORMATION.     Maintenance  and
repairs expense for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands):

                                               1996     1995     1994
                                              -------  -------  -------
          Maintenance and repairs . . . .     $30,674  $18,203  $17,637

     CONSOLIDATED  STATEMENT  OF   CASH  FLOWS  INFORMATION.     The   1996
consolidated statement of cash flows excludes the issuance of common stock in the acquisition of Dual. See Note 2 "Acquisition of Dual Drilling."

     The 1995 consolidated statement of cash flows excludes noncash activities related to a deferred purchase payment on a jackup rig acquired as described in Note 3 "Property and Equipment," the transfer of the Company's investment in a joint venture to property and equipment as described in Note 3 "Property and Equipment," the incurrence of long-term debt associated with the purchase of four supply vessels as described in
Note 4 "Long-Term Debt," adjustments to goodwill as described in Note 8 "Income Taxes" and consideration received related to the sale of the Company's technical services segment as described in Note 13 "Discontinued Operations." The 1994 consolidated statement of cash flows excludes noncash activities related to consideration received in connection with the sale of the Company's United States land rig operations in June 1994, the conversion of the $1.50 Preferred Stock into common stock of the Company as described in Note 5 "Preferred Stock" and a $1.6 million adjustment to goodwill resulting from a decrease in the deferred tax asset valuation allowance.

     Cash paid for interest and income taxes for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands):

                                               1996     1995     1994
                                              -------  -------  -------
          Interest  . . . . . . . . . . .     $20,903  $15,078   $9,940
          Income taxes  . . . . . . . . .       3,903    5,006    3,104

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair values at December 31, 1996 and 1995 are as follows (in thousands):



                                                                            DECEMBER 31, 1996            DECEMBER 31, 1995
                                                                         ----------------------       ----------------------
                                                                                      ESTIMATED                    ESTIMATED
                                                                         CARRYING       FAIR          CARRYING       FAIR
                                                                          AMOUNT        VALUE          AMOUNT        VALUE
                                                                         --------     ---------       --------     ---------
9 7/8% Senior Subordinated Notes  . . . . . . . . . . . . . . . . . .    $ 75,159     $ 77,796        $     --     $     --
Other long-term debt, including current maturities  . . . . . . . . .     218,419      218,659         191,253      191,358
Interest rate swaps - liability position  . . . . . . . . . . . . . .          --          677              --          408

The estimated fair values were determined as follows:

9 7/8% SENIOR SUBORDINATED NOTES --- Quoted market price.

OTHER LONG-TERM DEBT --- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues.

INTEREST RATE SWAPS --- The estimated fair value of interest rate swaps is based on the difference in the present value of the floating rate future receipts and fixed rate future payments.

The estimated fair value of the Company's cash and cash equivalents, short-
term  investments,  receivables,  trade  payables  and   other  liabilities
approximated their carrying values at December 31, 1996 and 1995.

     CONCENTRATION OF CREDIT RISK. The Company provides services to the offshore oil and gas industry and the Company's customers consist primarily of major and independent oil and gas producers as well as government owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, which to date have been within management's expectations. The Company's cash and cash equivalents are maintained in major banks and high grade investments. As a result, the Company believes the credit risk in such instruments is minimal.


13.    DISCONTINUED OPERATIONS

    Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company. The sales price consisted of $11.8 million in cash, an interest-bearing promissory note for $3.6 million, an interest-bearing convertible promissory note for $2.5 million and the assumption of $1.9 million of liabilities. In July 1996, the acquiring company successfully completed a public offering which allowed the Company the right to convert the $2.5 million convertible promissory note into common stock of the purchaser. The Company exercised this right and sold the common stock for $5.4 million in July 1996, realizing a pre-tax gain of approximately $2.9 million on the sale. The pre-tax gain of $2.9 million is recorded in Other Income, net, with a corresponding increase in deferred income tax expense of $1.1 million for an after-tax gain of $1.8 million. Also as a result of the public offering, the $3.6 million promissory note was paid in full in July 1996.

    As a result of the sale of the technical services business, the Company's financial statements have been reclassified to present the net assets and operating results of the Company's technical services operations segment as a discontinued operation. Prior years have been reclassified for comparative purposes. Included in the 1995 Income from Discontinued Operations is a gain on the sale discussed above of $5.2 million and income from operations for the nine months ended September 30, 1995 of $1.1 million. Revenues from the technical services operations were $13.4 million and $16.5 million in 1995 and 1994, respectively.


14.    UNAUDITED QUARTERLY FINANCIAL DATA

    A summary of unaudited quarterly consolidated financial information for 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                      FIRST       SECOND        THIRD     FOURTH
1996                                                 QUARTER      QUARTER      QUARTER    QUARTER       YEAR
----                                                 -------      -------     --------   ---------    --------
Revenues
      Contract drilling . . . . . . . . . . . .      $72,883      $83,674     $118,247   $133,810     $408,614
      Marine transportation . . . . . . . . . .       11,663       13,575       16,341     18,640       60,219
                                                      84,546       97,249      134,588    152,450      468,833
Operating expenses
      Contract drilling . . . . . . . . . . . .       37,337       42,474       57,374     61,618      198,803
      Marine transportation . . . . . . . . . .        6,187        6,753        7,427      8,145       28,512
                                                      43,524       49,227       64,801     69,763      227,315

Operating margin  . . . . . . . . . . . . . . .       41,022       48,022       69,787     82,687      241,518
Depreciation and amortization . . . . . . . . .       16,374       17,880       23,653     23,853       81,760
General and administrative  . . . . . . . . . .        2,215        2,950        2,768      3,086       11,019
Operating income  . . . . . . . . . . . . . . .       22,433       27,192       43,366     55,748      148,739
Interest income . . . . . . . . . . . . . . . .        1,236        1,098        1,051      1,133        4,518
Interest expense  . . . . . . . . . . . . . . .        4,049        4,387        6,319      6,133       20,888
Other income (expense)  . . . . . . . . . . . .          264        7,458        2,803       (214)      10,311
Income from continuing operations before
   income taxes and minority interest . . . . .       19,884       31,361       40,901     50,534      142,680
Provision for income taxes  . . . . . . . . . .        4,767        8,849       12,979     17,414       44,009
Minority interest . . . . . . . . . . . . . . .          427          931          710      1,203        3,271
Net income  . . . . . . . . . . . . . . . . . .      $14,690      $21,581     $ 27,212   $ 31,917     $ 95,400
Income per common share . . . . . . . . . . . .      $   .24      $   .34     $    .38   $    .45     $   1.44

/TABLE

                                                      FIRST       SECOND        THIRD      FOURTH
1996                                                 QUARTER      QUARTER      QUARTER     QUARTER      YEAR
----                                                 -------      -------     --------    --------    --------
Revenues
      Contract drilling . . . . . . . . . . . .      $53,900      $53,949      $61,162     $71,764    $240,775
      Marine transportation . . . . . . . . . .        7,230        8,476       10,631      12,002      38,339
                                                      61,130       62,425       71,793      83,766     279,114
Operating expenses
      Contract drilling . . . . . . . . . . . .       30,479       30,458       34,413      37,208     132,558
      Marine transportation . . . . . . . . . .        5,616        5,706        6,066       6,014      23,402
                                                      36,095       36,164       40,479      43,222     155,960

Operating margin  . . . . . . . . . . . . . . .       25,035       26,261       31,314      40,544     123,154
Depreciation and amortization . . . . . . . . .       13,546       14,307       14,702      15,835      58,390
General and administrative  . . . . . . . . . .        2,143        2,478        2,209       2,739       9,569
Operating income  . . . . . . . . . . . . . . .        9,346        9,476       14,403      21,970      55,195
Interest income . . . . . . . . . . . . . . . .        2,149        1,652          986       1,523       6,310
Interest expense  . . . . . . . . . . . . . . .        4,391        4,104        3,912       4,157      16,564
Other income  . . . . . . . . . . . . . . . . .          943          400          874         181       2,398
Income from continuing operations before
   income taxes and minority interest . . . . .        8,047        7,424       12,351      19,517      47,339
Provision for income taxes  . . . . . . . . . .           39          145        1,242       1,971       3,397
Minority interest . . . . . . . . . . . . . . .          602          596          508         473       2,179
Income from continuing operations . . . . . . .        7,406        6,683       10,601      17,073      41,763
Income from discontinued operations . . . . . .          216          401        5,679          --       6,296
Net income  . . . . . . . . . . . . . . . . . .      $ 7,622      $ 7,084      $16,280     $17,073    $ 48,059
Income per common share
      Continuing operations . . . . . . . . . .      $   .12      $   .11      $   .18     $   .28    $    .69
      Discontinued operations . . . . . . . . .          .01          .01          .09          --         .10
                                                     $   .13      $   .12      $   .27     $   .28    $    .79

    The first and second quarter results for 1995 were reclassified to reflect the accounting for the technical services operation as a discontinued operation. The effect of this change had no impact upon net income, income applicable to common stock or income per common share. See
Note 13 "Discontinued Operations."

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

Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial statements, financial statement schedules and exhibits filed as part of this report:

      (1) Financial Statements of ENSCO International Incorporated     Page

            Report of Independent Accountants - Price Waterhouse LLP    22
            Consolidated Statement of Income  . . . . . . . . . . . .   23
            Consolidated Balance Sheet  . . . . . . . . . . . . . . .   24
            Consolidated Statement of Cash Flows  . . . . . . . . . .   25
            Notes to Consolidated Financial Statements  . . . . . . .   26

      (2) Exhibits

          The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                             DOCUMENT
-----------                             --------

   2.1    -    Agreement and Plan of Merger, dated March 21,  1996, between
               ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit No. 99.7 to the Registrant's Form 8-K dated March
               21, 1996, File No. 1-8097).

   2.2    -    Principal Stockholder  Agreement (incorporated  by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21,
               1996, File No. 1-8097).

   2.3    -    Amendment No. 1  to Agreement and Plan of  Merger, dated May
               7,  1996,  between  ENSCO  International  Incorporated,  DDC
               Acquisition Company and DUAL DRILLING COMPANY  (incorporated by  reference  to  Exhibit  2.2  of  Amendment No. 1  to the
               Registrant's   Registration  Statement  on  Form  S-4  filed
               May 10, 1996, Registration  No. 333-3411).

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

   3.3    -    Certificate  of   Amendment  to   Restated  Certificate   of
               Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).


   3.4    -    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1992, File No. 1-8097).

   4.1  -      Certificate of Designation  of $1.50 Cumulative  Convertible
               Exchangeable Preferred  Stock (incorporated by  reference to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1988, File No. 1-8097).


   4.2    -    Form  of  Rights Agreement  dated  as of  February  21, 1995 between  the  Company and  American  Stock Transfer  & Trust
               Company,  as Rights Agent,  which includes as  Exhibit A the
               Form  of  Certificate  of Designations  of  Series  A Junior
               Participating   Preferred  Stock   of  ENSCO   International
               Incorporated, as Exhibit  B the  Form of Right  Certificate,
               and as Exhibit C the Summary of Rights to Purchase Shares of
               Preferred   Stock   of  ENSCO   International   Incorporated
               (incorporated by reference to Exhibit 4 to Registrant's Form
               8-K dated February 21, 1995, File No. 1-8097).

   4.3    -    Certificate of Designation of  Series A Junior Participating
               Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).

  10.1    -    ENSCO Incentive  Plan, as amended (incorporated by reference to  Exhibit 10.1 to  the Registrant's Annual  Report on Form
               10-K for the year ended December 31, 1993, File No. 1-8097).

  10.2    -    Restricted Stock  Agreement effective  as of  June 10,  1987 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.6 of the Registrant's Annual
               Report  on Form 10-K for  the year ended  December 31, 1992,
               File No. 1-8097).

  10.3    -    Restricted  Stock  Agreement effective  as  of May  31, 1988 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 19.2 to the Registrant's Quarterly
               Report on Form 10-Q for the period ended September 30, 1988,
               File No. 1-8097).

  10.4    -    Termination of Pledge Agreement  and Amendment of Restricted
               Stock Agreement, dated March 1, 1991,  by and between Morton
               H. Meyerson and the Company (incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1990, File No. 1-8097).

  10.5    -    First Amendment, dated March 1, 1991, to the Promissory Note dated July  19, 1988  in  the original  principal amount  of
               $675,000  between   Morton  H.  Meyerson   and  the  Company
               (incorporated  by   reference  to  Exhibit  10.109   to  the
               Registrant's Annual Report on  Form 10-K for the  year ended
               December 31, 1990, File No. 1-8097).


  10.6    -    Lease Agreement between  the Company  as tenant and  Freeman
               Ross, Ltd. as landlord for the Company's corporate office space at First Interstate Bank Tower at Fountain Place, 1445
               Ross Avenue,  Dallas, Texas  (incorporated  by reference  to
               Exhibit 28.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-8097).

  10.7    -    Supplemental Compensation  Agreement, dated  March 1,  1991, between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.110 to the Registrant's Annual
               Report on  Form 10-K for  the year ended December  31, 1990,
               File No. 1-8097).

  10.8    -    Construction and Purchase Agreement dated  as of February 3,
               1992 between Nissho  Iwai Hong  Kong Corporation Limited  as
               Purchaser   and  ENSCO   Drilling   Company  as   Contractor
               (incorporated  by   reference  to   Exhibit  10.21   of  the
               Registrant's  Annual Report on Form 10-K  for the year ended
               December 31, 1993, File No. 1-8097).

  10.9    -    Sale and  Financing Agreement dated  as of February  3, 1992 between  ENSCO Drilling  Venezuela,  Inc.  as Purchaser  and
               Nissho  Iwai   Hong  Kong  Corporation   Limited  as  Seller
               (incorporated  by   reference  to   Exhibit  10.22   of  the
               Registrant's Annual Report  on Form 10-K for  the year ended
               December 31, 1993, File No. 1-8097).

  10.10   -    Loan  Agreement dated October  14, 1993, by  and among ENSCO
               Marine Company  and The CIT Group/Equipment  Financing, Inc.
               (incorporated  by   reference  to  Exhibit   10.27  of   the
               Registrant's Annual Report on Form  10-K for the year  ended
               December 31, 1993, File No. 1-8097).

  10.11   -    Construction and Purchase Agreement dated November 12, 1993, by and between ENSCO  Drilling Company and Nissho  Iwai Hong
               Kong  Corporation  Limited  (incorporated  by  reference  to
               Exhibit 10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

  10.12   -    Sale and Financing Agreement dated November 12, 1993, by and between Nissho Iwai Hong Kong  Corporation Limited and ENSCO
               Drilling  Venezuela,  Inc.  (incorporated  by  reference  to
               Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

  10.13   -    Credit Facility Agreement  dated December  15, 1993, by  and
               among  ENSCO  Offshore  Company  and   ENSCO  Offshore  U.K.
               Limited, as  borrowers, and Christiania Bank OG Kreditkasse,
               London Branch, den Norske Bank A.S., New York Branch, Banque
               Indosuez, and Meespierson N.V., as the Banks (incorporated by reference to Exhibit 10.30 of the Registrant's Annual
               Report on  Form 10-K for  the year ended December  31, 1993,
               File No. 1-8097).


  10.14   -    Partial Satisfaction  of Mortgage, dated November  29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine
               Company (incorporated by reference to Exhibit No. 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

  10.15   -    Modification  and Amendment  of First  Preferred Fleet  Ship
               Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit No. 10.31 of the Registrant's Annual
               Report on  Form 10-K for  the year ended December  31, 1994,
               File No. 1-8097).

  10.16   -    Amendment No. 1, dated November  1, 1994, to Credit Facility
               Agreement  dated  December  15, 1993  among  ENSCO  Offshore
               Company and ENSCO  Offshore U.K. Limited, as  borrowers, and
               Christiana Bank OG  Kreditkasse, London  Branch, den  Norske
               Bank A.S., New York Branch,  Banque Indosuez and Meespierson
               N.V., as the banks (incorporated by reference to Exhibit No.
               10.32 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

  10.17   -    Amended  and   Restated  Credit  Facility   Agreement  dated
               September 27, 1995 by  and among ENSCO Offshore  Company and
               ENSCO Offshore  U.K. Limited,  as borrowers, and  Christiana
               Bank  OG Kreditkasse, New  York Branch, and  den Norske Bank
               AS, New York Branch, as the Banks (incorporated by reference to Exhibit No. 10.33 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1995, File No.
               1-8097).

  10.18   -    Amendment  No. 2,  dated September  27, 1995,  to the  First
               Preferred  Fleet  Mortgage  dated  December  17,   1993,  as
               amended,  by  ENSCO  Offshore   Company  and  Bankers  Trust
               Company,  as trustee for  the benefit of  Christiana Bank OG
               Kreditkasse, New York  Branch, and den  Norske Bank AS,  New
               York Branch (incorporated by reference to Exhibit No. 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-8097).

  10.19   -    Select   Executive   Retirement    Plan   of   the   Company
               (incorporated by reference to Exhibit No. 10.23 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 1-8097).

  10.20   -    Second  Amendment,   dated  September   14,  1995,  to   the
               Promissory  Note  dated  July  19,   1988  in  the  original
               principal amount of $675,000 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).


  10.21   -    Amendment No. 1 dated as of June 13, 1996 to the Amended and
               Restated Credit Facility Agreement dated as of September 27,
               1995 by and among ENSCO  Offshore Company and ENSCO Offshore
               U.K.   Limited,  as   borrowers,  and  Christiana   Bank  OG
               Kreditkasse, New York  Branch, and den  Norske Bank AS,  New
               York Branch, as the Banks (incorporated by reference to Exhibit No. 10.25 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter  ended June 30, 1996, File  No. 1-
               8097).

  10.22   -    Amendment No. 3, dated June 13, 1996, to the First Preferred
               Fleet Mortgage dated December 17, 1993, as amended, by ENSCO
               Offshore Company and  Bankers Trust Company, as  trustee for the  benefit  of Christiana  Bank  OG Kreditkasse,  New York
               Branch,   and   den  Norske   Bank   AS,  New   York  Branch
               (incorporated by reference to Exhibit No. 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-8097).

  10.23   -    First Preferred Fleet  Mortgage dated June 13, 1996 by ENSCO
               Offshore Company II  and Bankers  Trust Company, as  trustee for the benefit of Christiana Bank OG  Kreditkasse, New York
               Branch,  and   den  Norske   Bank  AS,   New  York   Branch.
               (incorporated by reference to Exhibit No. 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-8097).

* 10.24   -    Letter  Agreement,  dated January  8,  1997, by  and between
               Morton H. Meyerson and the Company.

* 21      -    Subsidiaries of the Registrant.

* 23      -    Consent of Price Waterhouse LLP.

* 27      -    Financial Data Schedule.
_____________________

* Filed herewith


Executive Compensation Plans and Arrangements
---------------------------------------------

The  following  is   a  list  of  all  executive   compensation  plans  and
arrangements required to be filed as an exhibit to this Form 10-K:

  1. ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

  2. Restricted Stock Agreement effective as of June 10, 1987 between Morton H. Meyerson and the Company (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

  3. Restricted Stock Agreement effective as of May 31, 1988 between Morton H. Meyerson and the Company (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 19.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1988, File No. 1-8097).

  4. Termination of Pledge Agreement and Amendment of Restricted Stock Agreement, dated March 1, 1991, by and between Morton H. Meyerson and the Company (filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.108 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  5. First Amendment, dated March 1, 1991, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed as Exhibit 10.5 hereto and incorporated by reference to Exhibit 10.109 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  6. Supplemental Compensation Agreement, dated March 1, 1991, between Morton H. Meyerson and the Company (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 10.110 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8097).

  7.   Select Executive Retirement  Plan of the Company  (filed  as Exhibit
       10.19 hereto and incorporated by reference to Exhibit No. 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

  8. Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed as Exhibit 10.20 hereto and incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

  9. Letter Agreement, dated January 8, 1997, by and between Morton H. Meyerson and the Company (filed herewith as Exhibit 10.24).


The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of Item 601 of Regulation S-K.

  (b)  Reports on Form 8-K

       No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) and Form S-3 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-40282 filed May 2, 1991, 33-41294 filed June 19, 1991, 33-35862 filed July 13, 1990, 33-32447 filed
December 5, 1989 and 33-14714 filed June 1, 1987 and Form S-3 Nos. 333-03575, 33-64642, 33-49590 filed July 13, 1992 (as amended by Amendment No.
1 filed July 31, 1992), 33-46500 filed March 18, 1992 (as amended by Amendment No. 1 filed May 7, 1992), 33-43756 filed November 12, 1991 (as amended by Amendment No. 1 filed December 19, 1991) and 33-42965 filed September 25, 1991 (as amended by Amendment No. 1 and 2 filed October 29, 1991 and November 18, 1991, respectively):

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 1997.

                              ENSCO International Incorporated
                                         (Registrant)


                              By   /s/   CARL F. THORNE
                                  -----------------------------
                                      Carl F. Thorne
                                      Chairman, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURES                    TITLE                    DATE
                                                         __
  /S/    CARL F. THORNE           Chairman, President,
         Carl F. Thorne           Chief Executive Officer
                                  and Director

  /S/   RICHARD A. WILSON         Senior Vice President,
        Richard A. Wilson         Chief Operating Officer
                                  and Director

  /S/  C. CHRISTOPHER GAUT        Vice President and Chief
       C. Christopher Gaut        Financial Officer

  /S/     H. E. MALONE            Vice President, Chief
          H. E. Malone            Accounting Officer and
                                  Controller

  /S/    CRAIG I. FIELDS          Director
         Craig I. Fields
                                                         February 20, 1997
  /S/ ORVILLE D. GAITHER, SR.     Director
      Orville D. Gaither, Sr.

  /S/   GERALD W. HADDOCK         Director
        Gerald W. Haddock

  /S/   DILLARD S. HAMMETT        Director
        Dillard S. Hammett

  /S/   THOMAS L. KELLY, II       Director
        Thomas L. Kelly, II

  /S/   MORTON H. MEYERSON        Director
        Morton H. Meyerson                               __