Form 10-Q
period 1997-03-31
ENSCO INTERNATIONAL INC
filed 1997-05-01
CIK 314808

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       FORM 10-Q
                                       ---------

          (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                    ---------------------------------------------

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

        There were 70,873,236 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 28, 1997.



                      ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1997



                                                                PAGE
                                                              --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Review Report of Independent Accountants                 3

          Consolidated Statement of Income
              Three Months Ended March 31, 1997 and 1996           4

          Consolidated Balance Sheet
              March 31, 1997 and December 31, 1996                 5

          Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1997 and 1996           6

          Notes to Consolidated Financial Statements               7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   18


SIGNATURES                                                        19



                       PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                  ----------------------------------------

To the Board of Directors and Stockholders of ENSCO International Incorporated


We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated as of March 31, 1997 and the related consolidated statements of income and of cash flows for the three month periods ended March 31, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Price Waterhouse LLP
-------------------------
Dallas, Texas
April 28, 1997


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ----------------------
                                                 1997          1996
                                               --------      --------
OPERATING REVENUES...........................  $161,600      $ 84,546

OPERATING EXPENSES
  Operating costs............................    70,111        43,524
  Depreciation and amortization..............    24,185        16,374
  General and administrative.................     3,082         2,215
                                               --------      --------
                                                 97,378        62,113

OPERATING INCOME.............................    64,222        22,433

OTHER INCOME (EXPENSE)
  Interest income............................     1,414         1,236
  Interest expense...........................    (5,857)       (4,049)
  Other, net.................................        91           264
                                               --------      --------
                                                 (4,352)       (2,549)

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST...................................    59,870        19,884

PROVISION FOR INCOME TAXES
  Current income taxes.......................     9,191           367
  Deferred income taxes......................    13,474         4,400
                                               --------      --------
                                                 22,665         4,767

MINORITY INTEREST............................       928           427
                                               --------      --------

NET INCOME ..................................  $ 36,277      $ 14,690
                                               ========      ========

EARNINGS PER SHARE...........................  $    .51      $    .24
                                               ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING..........    70,864        60,651
                                               ========      ========

The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (In thousands, except for share amounts)
                                                   MARCH 31,   DECEMBER 31,
                                                     1997         1996
                                                 ------------  -----------
                                                  (UNAUDITED)
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents.....................  $   87,544   $   80,698
  Accounts and notes receivable, net............     124,113      111,033
  Prepaid expenses and other....................      17,053       19,668
                                                  ----------   ----------
        Total current assets....................     228,710      211,399

PROPERTY AND EQUIPMENT, AT COST.................   1,280,123    1,248,873
  Less accumulated depreciation.................     280,394      257,284
                                                  ----------   ----------
        Property and equipment, net.............     999,729      991,589

OTHER ASSETS, NET...............................     111,341      112,432
                                                  ----------   ----------
                                                  $1,339,780   $1,315,420
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable..............................  $   10,660   $   11,447
  Accrued liabilities...........................      56,347       57,490
  Current maturities of long-term debt..........      35,314       34,943
                                                  ----------   ----------
        Total current liabilities...............     102,321      103,880

LONG-TERM DEBT..................................     235,590      258,635

DEFERRED INCOME TAXES...........................      86,437       72,963

OTHER LIABILITIES...............................      33,024       33,991

COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 125.0 million
    shares authorized and 77.2 million shares
    issued......................................       7,725        7,718
  Additional paid-in capital....................     837,157      835,475
  Retained earnings.............................     108,079       71,802
  Restricted stock (unearned compensation)......      (4,639)      (4,929)
  Cumulative translation adjustment.............      (1,086)      (1,086)
  Treasury stock at cost, 6.4 million and 6.3
    million shares..............................     (64,828)     (63,029)
                                                  ----------   ----------



        Total stockholders' equity .............     882,408      845,951
                                                  ----------   ----------
                                                  $1,339,780   $1,315,420
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        1997       1996
                                                      --------   --------
OPERATING ACTIVITIES
  Net income........................................  $ 36,277   $ 14,690
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.................    24,185     16,374
      Deferred income tax provision.................    13,474      4,400
      Amortization of other assets..................     1,388        752
      Other.........................................       (37)      (262)
      Changes in operating assets and liabilities:
        Increase in accounts receivable.............   (13,087)    (4,275)
        (Increase) decrease in prepaid expenses
          and other.................................       543       (642)
        Increase (decrease) in accounts payable.....      (787)     7,495
        Decrease in accrued liabilities.............    (1,978)    (1,491)
                                                      --------   --------
          Net cash provided by operating activities.    59,978     37,041
                                                      --------   --------

INVESTING ACTIVITIES
  Additions to property and equipment...............   (31,718)   (38,878)
  Sale of short-term investments....................         -      5,000
  Other.............................................       366      2,128
                                                      --------   --------
          Net cash used by investing activities.....   (31,352)   (31,750)
                                                      --------   --------

FINANCING ACTIVITIES
  Reduction of long-term borrowings.................   (22,477)    (7,846)
  Reduction in restricted cash......................     1,075          -
  Other.............................................      (378)       645
                                                      --------   --------
          Net cash used by financing activities.....   (21,780)    (7,201)
                                                      --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     6,846     (1,910)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    80,698     77,064
                                                      --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 87,544   $ 75,154
                                                      ========   ========

 The accompanying notes are an integral part of these financial statements.


             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein have been prepared by ENSCO International Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

The financial data for the three month period ended March 31, 1997 included herein has been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Acquisition of DUAL DRILLING COMPANY

On June 12, 1996, the Company acquired DUAL DRILLING COMPANY ("Dual"), pursuant to an Agreement and Plan of Merger among the Company, a wholly owned subsidiary of the Company, and Dual. The acquisition was approved on that date by Dual stockholders who received 0.625 shares of the Company's common stock for each share of Dual common stock. The Company issued approximately 10.1 million shares of its common stock to Dual stockholders in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million.

The Company accounted for the acquisition of Dual as a purchase. The purchase price allocation has been based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes. The excess of the purchase price over net assets acquired approximated $100 million and is being amortized over 40 years.

The acquired Dual  operations consisted of a fleet  of 20 offshore drilling rigs, including 10  jackup rigs and 10  platform rigs.  Four of  the jackup rigs are presently  located in the  Gulf of Mexico and  six are located  in
various  locations  throughout Southeast  Asia.   Of  the 10  platform rigs
operated by Dual, seven are currently located in the Gulf of Mexico and one, which is not owned but managed, is located off the coast of China.


The remaining two platform rigs were retired in September 1996.

The following unaudited pro forma information shows the consolidated results of operations for the three months ended March 31, 1996 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1996 (in thousands, except per share data):

                                           1996
                                         --------
     Operating revenues                  $114,007
     Operating income                    $ 24,975
     Net income                          $ 14,998

     Earnings per share                  $   0.21

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1996, or of results that may occur in the future.

Note 3 - Long-Term Debt

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the "Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to London InterBank offered rates. As of March 31, 1997, approximately $111.1 million was outstanding and $88.9 million was available for withdrawal under the Facility. The weighted-average interest rate on the Facility was 6.5% as of March 31, 1997.

Note 4 - Related Party Transaction

In January 1997, a director of the Company settled a $675,000 note payable to the Company. The note payable related to the director's purchase of 168,750 shares of restricted common stock of the Company in 1988. The note was settled through the delivery to the Company of restricted shares of the Company's common stock valued at a formula price provided for in the director's 1988 stock purchase agreement. As a result, the director retained 132,998 net shares of common stock and $238,000 cash after repayment of the note.

Note 5 - Amendment of Shareholder Rights Plan

On March 3, 1997, the Board of Directors of ENSCO amended the Shareholder Rights Plan of the Company to increase the purchase price from $50.00 to $250.00 for each one one-hundredth of a share of preferred stock purchasable upon the exercise of a Right, subject to adjustment.


Note 6 - Purchase of Additional Rig Interest

In April 1997, the Company agreed to acquire the remaining 51% interest in a jointly owned premium jackup rig located in Southeast Asia. The Company previously acquired a 49% interest in the rig as a result of the acquisition of Dual. The transaction is expected to close in May 1997, subject to certain governmental approvals.

Note 7 - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," (the "Statement") which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. For the quarters ended March 31, 1997 and 1996, the calculation of earnings per share in accordance with the provisions of SFAS No. 128 would have resulted in basic earnings per share of $.52 and $.24 and diluted earnings per share of $.51 and $.24, for the respective periods.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i)industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv)operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity,
(vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

BUSINESS ENVIRONMENT

ENSCO International Incorporated is one of the largest providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic cores of North America, Europe, Asia Pacific and South America. The Company's largest geographic unit is North America where the Company operates primarily in the Gulf of Mexico. The operations of the Europe Unit are concentrated in the North Sea and the operations of the South America Unit are conducted on Lake Maracaibo, Venezuela.

In the first quarter of 1997, strong demand continued to push day rates upward from levels at the latter part of 1996. With nearly all actively marketed rigs in the world under contract and demand for high quality rigs exceeding supply in major markets, the current outlook remains positive for additional increases in day rates and continued high demand for the remainder of 1997.



Offshore rig and marine vessel industry utilization for the three months ended March 31, 1997 and 1996 is summarized below:

            INDUSTRY WIDE AVERAGES *                    1997     1996
            ------------------------                   ------   ------
            Offshore Rigs
                 U.S. Gulf of Mexico:
                      All Rigs:
                           Rigs Under Contract           165      149
                           Total Rigs Available          183      178
                           % Utilization                 90%      84%

                      Jackup Rigs:
                           Rigs Under Contract           123      115
                           Total Rigs Available          135      137
                           % Utilization                 91%      84%

                      Platform Rigs:
                           Rigs Under Contract            18       16
                           Total Rigs Available           24       25
                           % Utilization                 75%      64%

                 Worldwide:
                      All Rigs:
                           Rigs Under Contract           585      551
                           Total Rigs Available          636      641
                           % Utilization                 92%      86%

                      Jackup Rigs:
                           Rigs Under Contract           355      334
                           Total Rigs Available          378      384
                           % Utilization                 94%      87%

                      Platform Rigs:
                           Rigs Under Contract           112      103
                           Total Rigs Available          121      114
                           % Utilization                 93%      90%

            Marine Vessels
                 U.S. Gulf of Mexico:
                      Vessels Under Contract             277      268
                      Total Vessels Available            289      281
                      % Utilization                      96%      95%


            * Industry utilization based on data published by OFFSHORE DATA SERVICES, INC.


RESULTS OF OPERATIONS
---------------------
The following analysis highlights the Company's operating results for the three months ended March 31, 1997 and 1996 (in thousands):

                                                      1997        1996
         Operating Results                          --------    --------
         -----------------
             Revenues                               $161,600    $ 84,546
             Operating margin <F1>                    91,489      41,022
             Operating income                         64,222      22,433
             Other expense                             4,352       2,549
             Provision for income taxes               22,665       4,767
             Minority interest                           928         427
             Net income                               36,277      14,690

         Revenues
         --------
             Contract drilling
               Jackup rigs:
                 North America                      $ 67,684    $ 36,053
                 Europe                               32,251      20,922
                 Asia Pacific <F2>                    12,863           -
                                                    --------    --------
                   Total jackup rigs                 112,798      56,975
               Barge drilling rigs - South America    20,541      15,908
               Platform rigs <F2>                      7,411           -
                                                    --------    --------
                   Total contract drilling           140,750      72,883

             Marine transportation
               AHTS <F3>                               4,695       3,778
               Supply                                 13,569       6,595
               Mini-supply                             2,586       1,290
                                                    --------    --------
                 Total marine transportation          20,850      11,663

         Total                                      $161,600    $ 84,546
                                                    ========    ========
         Operating Margin <F1>
         ---------------------
             Contract drilling
               Jackup rigs:
                 North America                      $ 41,672    $ 16,154
                 Europe                               19,288       9,429
                 Asia Pacific <F2>                     2,424           -
                                                    --------    --------
                   Total jackup rigs                  63,384      25,583
               Barge drilling rigs - South America    13,086       9,994
               Platform rigs <F2>                      2,343           -
                                                    --------    --------
                   Total offshore rigs                78,813      35,577
               Land rig <F4>                               -         (31)
                                                    --------    --------
                     Total contract drilling          78,813      35,546
                                                    --------    --------


                                                      1997        1996
         Operating Margin <F1> (Cont.)              --------    --------
         -----------------------------
             Marine transportation
               AHTS <F3>                               2,812       2,177
               Supply                                  8,453       2,901
               Mini-supply                             1,411         398
                                                    --------    --------
                     Total marine transportation      12,676       5,476
                                                    --------    --------

             Total                                  $ 91,489    $ 41,022
                                                    ========    ========

   <F1>  Defined  as   revenues  less  operating  expenses,   exclusive  of
         depreciation and general and administrative expenses.
   <F2>  The  Company did  not have an  Asia Pacific Unit  or platform rigs prior to the Dual acquisition.
   <F3>  Anchor handling tug supply vessels.
   <F4>  The Company sold its remaining land rig in July 1996.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 1997 and 1996:

                                                      1997        1996
         Contract Drilling                          --------    --------
         -----------------
            Rig utilization:
               Jackup rigs:
                 North America                           93%         90%
                 Europe                                 100%         94%
                 Asia Pacific <F1>                       61%           -
                                                    --------    --------
                   Total jackup rigs                     88%         91%
               Barge drilling rigs - South America      100%         80%
               Platform rigs <F1>                        61%           -
                                                    --------    --------
                     Total                               87%         88%
                                                    ========    ========

            Average day rates:
               Jackup rigs:
                 North America                      $ 37,006    $ 23,385
                 Europe                               60,649      43,345
                 Asia Pacific <F1>                    32,624           -
                                                    --------    --------
                   Total jackup rigs                  41,084      27,959
               Barge drilling rigs - South America    22,813      21,798
               Platform rigs <F1>                     17,909           -
                                                    --------    --------
                     Total                          $ 34,653    $ 26,266
                                                    ========    ========

         Marine Transportation
         ---------------------
             Fleet utilization:
               AHTS <F2>                                 79%         88%
               Supply                                    94%         89%
               Mini-supply                               96%         66%
                                                    --------    --------
                 Total                                   92%         84%
                                                    ========    ========

             Average day rates:
               AHTS <F2>                            $ 10,992    $  7,828
               Supply                                  6,962       3,535
               Mini-supply                             3,726       2,678
                                                    --------    --------
                 Total                              $  6,791    $  4,120
                                                    ========    ========

   <F1>  The Company  did not have  an Asia  Pacific Unit or  platform rigs prior to the Dual acquisition.
   <F2>  Anchor handling tug supply vessels.

The Company's consolidated revenues, operating margin and operating income for the three months ended March 31, 1997 increased significantly from the same period in 1996. The increases were due to higher average day rates and utilization for the Company's drilling rigs and marine vessels that were owned in both the first quarter of 1997 and 1996, as well as the results from the drilling rigs acquired in the Dual acquisition. The improved level of operating income in the first quarter of 1997 was reduced by increased depreciation and amortization expense resulting from the Dual acquisition and capital expenditures on the Company's fleet in 1996.


Contract Drilling
-----------------
The following is an analysis of the Company's offshore drilling rigs at March 31, 1997 and 1996:
                                                    1997        1996
                                                    ----        ----
             Jackup rigs:
                 North America                       22          18
                 Europe                               6           6
                 Asia Pacific                         7 <F1>      -
                                                    ----        ----
                     Total jackup rigs               35          24
             Barge drilling rigs - South America     10          10
             Platform rigs                            8 <F2>      -
                                                    ----        ----
                     Total                           53          34
                                                    ====        ====

         <F1>   Includes  one jackup  rig operated  by the Company  that is
                currently  49% owned.    The  Company anticipates  that the
                remaining 51% interest will be acquired in a transaction expected to close in May 1997 (see Note 6 to the Consolidated Financial Statements).
         <F2>   Seven are located in  the Gulf of Mexico  and one, which is not owned but operated under a management contract, is located off the coast of China.

Revenues and operating margins for the Company's contract drilling segment for the three months ended March 31, 1997 were up $67.9 million, or 93%, and $43.3 million, or 122%, respectively, compared to the prior year period. The significantly improved 1997 results were primarily due to increased day rates and utilization for rigs owned by the Company in both the current year and prior year period and to the revenue and operating margins generated from the rigs added in the Dual acquisition.

For the three months ended March 31, 1997, revenues and operating margin from the Company's North America jackup rigs increased by $31.6 million, or 88%, and $25.5 million, or 158%, respectively, compared to the same period in 1996. These improvements are primarily due to an increase in average day rates of approximately $13,600 and an increase in utilization over the prior year period. In addition, the North America jackup rigs acquired in the Dual acquisition contributed approximately $7.9 million in revenues and $3.6 million in operating margin in the first quarter of 1997.

Revenues and operating margin from the Company's Europe jackup rigs increased by $11.3 million, or 54%, and $9.9 million, or 105%, respectively, from the prior year period. These improvements are primarily due to an approximate $17,300, or 40%, increase in day rates and an increase in utilization over the prior year period. In the prior year period, two of the Company's Europe jackup rigs were undergoing modifications and enhancements for a part of the quarter.

The Company did not have an Asia Pacific Unit prior to the Dual acquisition. Subsequent to the Dual acquisition, the Company acquired an additional jackup rig located in Southeast Asia in November 1996 and transferred another jackup rig from the Gulf of Mexico to the Asia Pacific
Unit in the first  quarter of 1997.  Of  the seven jackup rigs in  the Asia



Pacific Unit, four were in the shipyard for all or a portion of the first quarter of 1997. At March 31, 1997, two of the rigs remained in the shipyard and are projected to return to work during the first to middle part of May. In May 1997, the Company anticipates completing the acquisition of the remaining 51% interest in a jointly owned jackup rig located in Southeast Asia. This rig will undergo modifications and enhancements during most of the second and part of the third quarters of 1997.

Revenues and operating margin from the Company's South America barge drilling rigs increased by $4.6 million, or 29%, and $3.1 million, or 31%, respectively, from the prior year period. These improvements are primarily due to an increase in utilization to 100% in the current year period from 80% in the prior year period, and an approximate $1,000 increase in average day rates. Two of the barge drilling rigs that were undergoing modification for the entire first quarter of 1996 returned to work in May and June of 1996.

Marine Transportation
---------------------
The following is an analysis of the Company's marine transportation vessels as of March 31, 1997 and 1996:

                                           1997       1996
                                           ----       ----
             AHTS *                          6          6
             Supply                         23         23
             Mini-Supply                     8          8
                                           ----       ----
                Total                       37         37
                                           ====       ====

             *  Anchor handling tug supply vessels.

Revenues and operating margins for the Company's marine transportation segment for the three months ended March 31, 1997 were up $9.2 million, or 79%, and $7.2 million, or 131%, respectively, from the prior year period. The 1997 results improved significantly from the prior year period due to increased current year activity levels in the Gulf of Mexico which was a contributing factor to higher average day rates for the Company's marine transportation vessels as compared to the prior year period. Average day rates for the Company's marine transportation vessels increased by approximately $2,700 from the prior year period and utilization increased to 92% in the current year period from 84% in the prior year period.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense increased by $7.8 million, or 48%, for the three months ended March 31, 1997 as compared to the prior year period due primarily to depreciation and amortization from the additional drilling rigs and goodwill associated with the Dual acquisition, and depreciation associated with major modifications and enhancements to the Company's fleet in 1996.


Other Income (Expense)
----------------------
Other income (expense) for the three months ended March 31, 1997 and 1996 was as follows (in thousands):
                                               1997       1996
                                             --------   --------
             Interest income                 $  1,414   $  1,236
             Interest expense                  (5,857)    (4,049)
             Other, net                            91        264
                                             --------   --------
                                             $ (4,352)  $ (2,549)
                                             ========   ========

Interest  income increased due primarily to higher average cash balances in
the  current period.   Interest expense increased  as a result  of the debt
assumed in the Dual acquisition.

Provision for Income Taxes
--------------------------
The Company's provision for income taxes increased by $17.9 million for the three months ended March 31, 1997 as compared to the prior year period. The increase in income taxes results from the Company's increased profitability and the recognition of the remaining net operating losses for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------
The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                               1997       1996
                                             --------   --------
             Cash flow from operations       $ 59,978   $ 37,041
                                             ========   ========
             Capital expenditures
                Sustaining                   $  7,666   $  2,551
                Enhancements                   24,052     23,056
                Acquisitions                        -     13,271
                                             --------   --------
                                             $ 31,718   $ 38,878
                                             ========   ========

Cash flow from operations increased by $22.9 million for the three months ended March 31, 1997 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first three months of 1997 offset, in part, by a decrease in cash flow from changes in various working capital accounts.

Management anticipates that capital expenditures for the remainder of 1997 will be approximately $185 million, including $35 million for existing operations, $130 million for modifications and enhancements of rigs and vessels, and $20 million for acquisitions. The Company may spend additional funds to acquire rigs or vessels in 1997, depending on market conditions and opportunities.


Financing and Capital Resources
-------------------------------
The Company's long-term debt, total capital and debt to capital ratios at March 31, 1997 and December 31, 1996 are summarized below (in thousands, except percentages):

                                           March 31,     December 31,
                                             1997            1996
                                         ------------    ------------
       Long-term debt                     $  235,590      $  258,635
       Total capital                       1,117,998       1,104,586
       Long-term debt to total capital           21%             23%

The decrease in long-term debt is a result of debt repayments in the first quarter of 1997. The total capital of the Company increased primarily due to equity increases resulting from the profitability of the Company for the three months ended March 31, 1997.

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the "Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to London InterBank offered rates. As of March 31, 1997, approximately $111.1 million was outstanding and $88.9 million was available for withdrawal under the Facility. The weighted-average interest rate on the Facility was 6.5% as of March 31, 1997.

The Company's liquidity position at March 31, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                                             March 31,    December 31,
                                               1997          1996
                                           ------------   ------------
          Cash and short-term investments    $ 87,544      $ 80,698
          Working capital                     126,389       107,519
          Current ratio                           2.2           2.0

The Company utilizes a conservative investment philosophy with respect to its cash and cash equivalents and does not invest in any derivative financial instruments.

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

Other Matters
-------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share,"
(the  "Statement")  which  establishes  new  standards  for  computing  and


presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. For the quarters ended March 31, 1997 and 1996, the calculation of earnings per share in accordance with the provisions of SFAS No. 128 would have resulted in basic earnings per share of $.52 and $.24 and diluted earnings per share of $.51 and $.24, for the respective periods.



                           PART II - OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits Filed with this Report

                 EXHIBIT NO.
                 -----------

                    10.1 Amended and Restated Credit Agreement dated as of February 27, 1997 by and among ENSCO International Incorporated, ENSCO Delaware, Inc., ENSCO Offshore Company, ENSCO Offshore U.K. Limited, Dual Holding Company, as the borrowers, and Christiania Bank OG Kreditkasse, New York Branch, and Den Norske Bank ASA, New York Branch, as Co-Agents, and Christiania Bank OG Kreditkasse, New York Branch, as Admini-strative Agent and Security Trustee.

                    15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

                    27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)


            (b)  Reports on Form 8-K

                 (i) During the first quarter of 1997, the Company filed a Current Report on Form 8-K, dated March 3, 1997, which reported under Item 5, "Other Events," that the Company's Board of Directors had amended the Shareholder Rights Plan of the Company.



                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ENSCO INTERNATIONAL INCORPORATED



     Date:   April 29, 1997             /s/  C. Christopher Gaut
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