Form 10-Q
period 1997-06-30
ENSCO INTERNATIONAL INC
filed 1997-07-31
CIK 314808

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1997


                                      OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________



                       Commission File Number 1-8097

                     ENSCO INTERNATIONAL INCORPORATED
          (Exact name of registrant as specified in its charter)

                   DELAWARE                         76-0232579
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


                 2700 Fountain Place
            1445 Ross Avenue, Dallas, Texas          75202 - 2792
       (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code:  (214) 922-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   YES [ X ]     NO [   ]

There were 70,994,806 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 28, 1997.




                     ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1997



                                                                 PAGE
                                                               --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Review Report of Independent Accountants                 3

          Consolidated Statement of Income
              Three Months Ended June 30, 1997 and 1996            4

          Consolidated Statement of Income
              Six Months Ended June 30, 1997 and 1996              5

          Consolidated Balance Sheet
              June 30, 1997 and December 31, 1996                  6

          Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1997 and 1996              7

          Notes to Consolidated Financial Statements               8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11


PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                             20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    21


SIGNATURES                                                        22

                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                 REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                 ----------------------------------------

To the Board of Directors and Stockholders of ENSCO International Incorporated


We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated as of June 30, 1997 and the related consolidated statements of income and of cash flows for the three and six month periods ended June 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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



/s/ Price Waterhouse LLP
------------------------
Dallas, Texas
July 28, 1997

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                                       JUNE 30,
                                               ----------------------
                                                 1997          1996
                                               --------      --------
OPERATING REVENUES...........................  $195,418      $ 97,249

EXPENSES
  Operating expenses.........................    77,157        49,227
  Depreciation and amortization..............    25,780        17,880
  General and administrative.................     3,804         2,950
                                               --------      --------
                                                106,741        70,057
                                               --------      --------

OPERATING INCOME.............................    88,677        27,192

OTHER INCOME (EXPENSE)
  Interest income............................     1,287         1,098
  Interest expense...........................    (4,806)       (4,387)
  Other, net.................................        69         7,458
                                               --------      --------
                                                 (3,450)        4,169
                                               --------      --------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST...................................    85,227        31,361

PROVISION FOR INCOME TAXES
  Current income taxes.......................    18,402           594
  Deferred income taxes......................    13,749         8,255
                                               --------      --------
                                                 32,151         8,849

MINORITY INTEREST............................       850           931
                                               --------      --------

NET INCOME ..................................  $ 52,226      $ 21,581
                                               ========      ========

EARNINGS PER SHARE...........................  $    .74      $    .34
                                               ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING..........    70,895        62,788
                                               ========      ========

The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                               ----------------------
                                                 1997          1996
                                               --------      --------
OPERATING REVENUES...........................  $357,018      $181,795

EXPENSES
  Operating expenses.........................   147,268        92,751
  Depreciation and amortization..............    49,965        34,254
  General and administrative.................     6,886         5,165
                                               --------      --------
                                                204,119       132,170
                                               --------      --------

OPERATING INCOME.............................   152,899        49,625

OTHER INCOME (EXPENSE)
  Interest income............................     2,701         2,334
  Interest expense...........................   (10,663)       (8,436)
  Other, net.................................       160         7,722
                                               --------      --------
                                                 (7,802)        1,620
                                               --------      --------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST...................................   145,097        51,245

PROVISION FOR INCOME TAXES
  Current income taxes.......................    27,593           961
  Deferred income taxes......................    27,223        12,655
                                               --------      --------
                                                 54,816        13,616

MINORITY INTEREST............................     1,778         1,358
                                               --------      --------

NET INCOME ..................................  $ 88,503      $ 36,271
                                               ========      ========

EARNINGS PER SHARE...........................  $   1.25      $    .59
                                               ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING..........    70,882        61,719
                                               ========      ========

The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                 (In thousands, except for share amounts)

                                                  JUNE 30,     DECEMBER 31,
                                                    1997          1996
                                                 ----------    -----------
                                                 (Unaudited)
                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents..................... $   71,715    $   80,698
  Accounts and notes receivable, net............    142,607       111,033
  Prepaid expenses and other....................     16,301        19,668
                                                 ----------    ----------
        Total current assets....................    230,623       211,399
                                                 ----------    ----------

PROPERTY AND EQUIPMENT, AT COST.................  1,361,834     1,248,873
  Less accumulated depreciation.................    304,944       257,284
                                                 ----------    ----------
        Property and equipment, net.............  1,056,890       991,589
                                                 ----------    ----------

OTHER ASSETS, NET                                   126,287       112,432
                                                 ----------    ----------
                                                 $1,413,800    $1,315,420
                                                 ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.............................. $   10,556    $   11,447
  Accrued liabilities...........................     73,546        57,490
  Current maturities of long-term debt..........     35,356        34,943
                                                 ----------    ----------
        Total current liabilities...............    119,458       103,880
                                                 ----------    ----------

LONG-TERM DEBT..................................    215,553       258,635

DEFERRED INCOME TAXES...........................    101,758        72,963

OTHER LIABILITIES...............................     41,808        33,991

COMMITMENTS AND CONTINGENCIES...................

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 250.0 million
    shares authorized, 77.3 million and 77.2
    million shares issued.......................      7,733         7,718
  Additional paid-in capital....................    838,235       835,475
  Retained earnings ............................    160,305        71,802
  Restricted stock (unearned compensation)......     (4,801)       (4,929)
  Cumulative translation adjustment.............     (1,086)       (1,086)
  Treasury stock at cost, 6.4 million and
    6.3 million shares..........................    (65,163)      (63,029)
                                                 ----------    ----------
        Total stockholders' equity .............    935,223       845,951
                                                 ----------    ----------
                                                 $1,413,800    $1,315,420
                                                 ==========    ==========

The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      -------------------
                                                        1997       1996
                                                      --------   --------
OPERATING ACTIVITIES
  Net income........................................  $ 88,503   $ 36,271
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization................     49,965     34,254
      Deferred income tax provision................     27,223     12,655
      Amortization of other assets.................      2,954      1,646
      Other........................................       (306)    (2,104)
      Changes in operating assets and liabilities:
        Increase in accounts receivable............    (31,579)    (8,881)
        (Increase) decrease in prepaid expenses and
          other....................................       (679)     2,566
        Increase in accounts payable...............      1,343      2,228
        Increase in accrued liabilities............      7,629      5,312
                                                      --------   --------
          Net cash provided by operating
            activities.............................    145,053     83,947
                                                      --------   --------

INVESTING ACTIVITIES
  Additions to property and equipment...............  (114,041)   (69,289)
  Sale of short-term investments....................         -      5,000
  Net cash acquired in Dual acquisition.............         -      8,529
  Other.............................................       852      1,495
                                                      --------   --------
      Net cash used by investing activities.........  (113,189)   (54,265)
                                                      --------   --------

FINANCING ACTIVITIES
  Proceeds from long-term borrowings................         -     45,000
  Reduction of long-term borrowings.................   (42,282)   (57,590)
  Pre-acquisition purchase of Dual debt.............         -    (18,112)
  Reduction in restricted cash......................     1,631          -
  Other.............................................      (196)       699
                                                      --------   --------
      Net cash used by financing activities.........   (40,847)   (30,003)
                                                      --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS...............    (8,983)      (321)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    80,698     77,064
                                                      --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $ 71,715   $ 76,743
                                                      ========   ========

 The accompanying notes are an integral part of these financial statements.

             ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein have been prepared by ENSCO International Incorporated (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (which consist of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

The financial data for the three and six month periods ended June 30, 1997 included herein have been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1997. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The Company accounted for the acquisition of Dual under the purchase accounting method. The excess of the purchase price over net assets acquired approximated $115 million and is being amortized over 40 years.

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

The following unaudited pro forma information shows the consolidated results of operations for the six months ended June 30, 1996 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1996 (in thousands, except per share data):

                                                 1996
                                               --------

                    Operating revenues         $235,337
                    Operating income           $ 52,700
                    Net income                 $ 34,773

                    Earnings per share         $    .48

The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition occurred on January 1, 1996 or of results that may occur in the future.

Note 3 - Purchase of Additional Rig Interest

In May 1997, the Company acquired the remaining 51% interest in a jointly owned premium jackup rig located in Southeast Asia. The Company previously acquired a 49% interest in the rig as a result of the acquisition of Dual.

Note 4 - Long-Term Debt

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the "Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to the London InterBank Offered Rate. As of June 30, 1997, $100.0 million was outstanding and $100.0 million was available for future borrowing under the Facility. The weighted-average interest rate on the Facility was 6.5% as of June 30, 1997.

Note 5 - Related Party Transaction

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

Note 6 - Amendment of Shareholder Rights Plan

On March 3, 1997, the Board of Directors of ENSCO amended the Shareholder Rights Plan of the Company to increase the purchase price from $50.00 to $250.00 for each one one-hundredth of a share of preferred stock purchasable upon the exercise of a Right, subject to adjustment.

Note 7 - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," (the "Statement") which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. For the quarters ended June 30, 1997 and 1996, the calculation of earnings per share in accordance with the provisions of SFAS No. 128 would have resulted in basic earnings per share of $.74 and $.35 and diluted earnings per share of $.73 and $.34, for the respective periods. For the six months ended June 30, 1997 and 1996, the calculation of earnings per share in accordance with SFAS No. 128 would have resulted in basic earnings per share of $1.26 and $.59 and diluted earnings per share of $1.24 and $.58, for the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates", "the Company believes", "the Company anticipates" and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity,
(vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers and the impact that those and other events have on the current and expected future pricing of oil and natural gas.

BUSINESS ENVIRONMENT

ENSCO International Incorporated is one of the largest providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic cores of North America, Europe, Asia Pacific and South America. The geographic region in which the Company has the largest operation is North America where the Company operates primarily in the Gulf of Mexico. The
Company's European operations are concentrated in the North Sea and the South American operations are conducted on Lake Maracaibo, Venezuela.

Offshore drilling and marine transportation services are largely affected by the supply and demand for available equipment. Currently, nearly all actively marketed offshore rigs in the world are under contract and the demand for high quality rigs exceeds supply in most areas. Based on current industry conditions and the projected capital spending levels of major oil and gas companies, the Company believes the outlook remains positive for additional increases in day rates and continued high demand for the remainder of 1997.

Offshore rig and marine vessel industry utilization for the three and six months ended June 30, 1997 and 1996 are summarized below:

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  -------------------   ------------------
                                     1997     1996         1997     1996
                                    ------   ------       ------   ------
INDUSTRY WIDE AVERAGES *
------------------------
Offshore Rigs
   U.S. Gulf of Mexico:
       All Rigs:
          Rigs Under Contract         167      156          167      153
          Total Rigs Available        180      179          181      178
          % Utilization               93%      87%          92%      86%

       Jackup Rigs:
          Rigs Under Contract         127      121          125      118
          Total Rigs Available        133      137          134      137
          % Utilization               95%      88%          93%      86%

       Platform Rigs:
          Rigs Under Contract          22       18           20       16
          Total Rigs Available         27       26           26       25
          % Utilization               81%      69%          77%      63%

   Worldwide:
       All Rigs:
          Rigs Under Contract         600      572          592      562
          Total Rigs Available        635      640          635      641
          % Utilization               94%      89%          93%      88%

       Jackup Rigs:
          Rigs Under Contract         364      346          359      340
          Total Rigs Available        378      384          378      384
          % Utilization               96%      90%          95%      89%

       Platform Rigs:
          Rigs Under Contract         114       90          113       86
          Total Rigs Available        124      122          123      118
          % Utilization               92%      74%          92%      73%

Marine Vessels
   U.S. Gulf of Mexico:
       Vessels Under Contract         278      258          278      263
       Total Vessels Available        297      278          293      280
       % Utilization                  94%      93%          95%      94%

*  Industry utilization based on data published by OFFSHORE DATA
   SERVICES, INC.

RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three and six months ended June 30, 1997 and 1996 (in thousands):

                                  Three months ended    Six months ended
                                        June 30,            June 30,
                                  ------------------   ------------------
Operating Results                   1997      1996       1997      1996
-----------------                 --------  --------   --------  --------
  Revenues                        $195,418  $ 97,249   $357,018  $181,795
  Operating margin <F1>            118,261    48,022    209,750    89,044
  Operating income                  88,677    27,192    152,899    49,625
  Other income (expense)            (3,450)    4,169     (7,802)    1,620
  Provision for income taxes        32,151     8,849     54,816    13,616
  Minority interest                    850       931      1,778     1,358
  Net income                        52,226    21,581     88,503    36,271

Revenues
--------
  Contract drilling
    Jackup rigs:
      North America               $ 86,928  $ 41,279   $154,611  $ 77,332
      Europe                        39,394    19,824     71,644    40,746
      Asia Pacific <F2>             18,281     1,933     31,144     1,933
                                  --------  --------   --------  --------
        Total jackup rigs          144,603    63,036    257,399   120,011
    Barge rigs - South America      20,542    19,179     41,085    35,087
    Platform rigs <F2>               7,405     1,459     14,816     1,459
                                  --------  --------   --------  --------
      Total contract drilling      172,550    83,674    313,300   156,557
                                  --------  --------   --------  --------
  Marine transportation
    AHTS <F4>                        5,390     3,852     10,085     7,630
    Supply                          14,760     7,811     28,329    14,406
    Mini-supply                      2,718     1,912      5,304     3,202
                                  --------  --------   --------  --------
      Total marine transportation   22,868    13,575     43,718    25,238
                                  --------  --------   --------  --------
        Total                     $195,418  $ 97,249   $357,018  $181,795
                                  ========  ========   ========  ========

Operating Margin <F1>
---------------------
  Contract drilling
    Jackup rigs:
      North America               $ 56,743  $ 20,305   $ 98,413  $ 36,459
      Europe                        25,602     6,592     44,889    16,021
      Asia Pacific <F2>              8,293       690     10,719       690
                                  --------  --------   --------  --------
        Total jackup rigs           90,638    27,587    154,021    53,170
    Barge rigs - South America      12,021    13,119     25,110    23,113
    Platform rigs <F2>               1,645       509      3,986       509
    Land rig <F3>                        -       (15)         -       (46)
                                  --------  --------   --------  --------
      Total contract drilling      104,304    41,200    183,117    76,746
                                  --------  --------   --------  --------
  Marine transportation
    AHTS <F4>                        2,770     1,827      5,582     4,004
    Supply                           9,680     3,988     18,133     6,889
    Mini-supply                      1,507     1,007      2,918     1,405
                                  --------  --------   --------  --------
      Total marine transportation   13,957     6,822     26,633    12,298
                                  --------  --------   --------  --------
        Total                     $118,261  $ 48,022   $209,750  $ 89,044
                                  ========  ========   ========  ========

<F1>   Defined  as   revenues  less   operating   expenses,  exclusive   of
       depreciation and general and administrative expenses.
<F2>   The  1996 amounts  for  Asia  Pacific  and  the  platform  rigs  are comprised exclusively of operations acquired in the Dual acquisition on June 12, 1996.
<F3>   The Company sold its remaining land rig in July 1996.
<F4>   Anchor handling tug supply vessels.














































The following is an analysis of certain operating information of the Company for the three and six months ended June 30, 1997 and 1996:

                                  Three months ended    Six months ended
                                        June 30,            June 30,
                                  ------------------   ------------------
                                    1997      1996       1997      1996
                                  --------  --------   --------  --------
Contract Drilling
-----------------
  Utilization:
    Jackup rigs:
      North America                    98%       91%        95%       91%
      Europe                          100%       78%       100%       86%
      Asia Pacific                     78%       86%        70%       86%
                                  --------  --------   --------  --------
        Total jackup rigs              95%       88%        92%       89%
    Barge rigs - South America        100%       85%       100%       82%
    Platform rigs                      62%       78%        62%       78%
                                  --------  --------   --------  --------
      Total                            91%       87%        89%       87%
                                  ========  ========   ========  ========
  Average day rates:
    Jackup rigs:
      North America               $ 43,979  $ 25,825   $ 40,635  $ 24,631
      Europe                        71,917    45,522     66,384    44,375
      Asia Pacific                  37,333    24,772     35,396    24,772
                                  --------  --------   --------  --------
        Total jackup rigs           47,989    29,640     44,729    28,821
  Barge rigs - South America        22,559    24,768     22,685    23,327
  Platform rigs                     17,563    15,074     17,739    15,074
                                  --------  --------   --------  --------
    Total                         $ 39,898  $ 27,879   $ 37,375  $ 27,106
                                  ========  ========   ========  ========
Marine Transportation
---------------------
  Utilization:
    AHTS <F1>                          82%       72%        81%       80%
    Supply                             94%       90%        94%       90%
    Mini-supply                        98%       95%        97%       80%
                                  --------  --------   --------  --------
      Total                            93%       88%        93%       86%
                                  ========  ========   ========  ========

  Average day rates:
    AHTS <F1>                     $ 11,974  $  9,767   $ 11,496  $  8,713
    Supply                           7,535     4,142      7,249     3,840
    Mini-supply                      3,811     2,766      3,769     2,730
                                  --------  --------   --------  --------
      Total                       $  7,324  $  4,568   $  7,060  $  4,351
                                  ========  ========   ========  ========

<F1>  -  Anchor handling tug supply vessels.


The Company's consolidated revenues, operating margin and operating income for the three and six months ended June 30, 1997 increased significantly from the same periods in 1996. The increases were due to higher average day rates and utilization for the Company's drilling rigs and marine vessels over 1996 levels and the results from the drilling rigs acquired in
the Dual acquisition in mid-June 1996.


Contract Drilling
-----------------
The following is an analysis of the Company's offshore drilling rigs at June 30, 1997 and 1996:

                                         1997       1996
                                         ----       ----
           Jackup rigs:
             North America                 22         23
             Europe                         6          6
             Asia Pacific                   7          5
                                         ----       ----
               Total jackup rigs           35         34
           Barge rigs - South America      10         10
           Platform rigs*                   8         10
                                         ----       ----
               Total                       53         54
                                         ----       ----

       * Seven are located in the Gulf of Mexico and one, which is not owned but operated under a management contract, is located off the coast of China.

Revenues and operating margin for the Company's contract drilling segment for the quarter ended June 30, 1997 were up $88.9 million, or 106%, and $63.1 million, or 153%, respectively, from the comparable prior year quarter. For the six months ended June 30, 1997, revenues were up $156.7 million, or 100%, and operating margin increased $106.4 million, or 139%, respectively, compared to the same period in the prior year. The significantly improved 1997 results were primarily due to increased day rates and utilization for rigs owned by the Company in both the current and prior year comparable periods and from the revenues and operating margin generated from the rigs acquired in the mid-June 1996 acquisition of Dual.

For the quarter ended June 30, 1997, revenues and operating margin from the Company's North America jackup rigs increased by $45.6 million, or 111%, and $36.4 million, or 179%, respectively, over the prior year quarter. For the six months ended June 30, 1997, revenues and operating margin increased by $77.3 million, or 100%, and $62.0 million, or 170%, respectively, from the comparable prior year period. These improvements are due primarily to increased average day rates of 70% and 65% for the three and six months ended June 30, 1997, respectively, over the comparable prior year periods. In addition, the North America jackup rigs acquired in the Dual acquisition increased revenues and operating margin by approximately $13.2 million and $8.3 million, respectively, for the three and six months ended June 30, 1997.

Revenues  and  operating margin  from  the  Company's  Europe  jackup  rigs increased by $19.6 million, or 99%, and $19.0 million, or 288%, respectively, for the quarter ended June 30, 1997 over the comparable prior year quarter. For the six months ended June 30, 1997, revenues and operating margin increased by $30.9 million, or 76%, and $28.9 million, or 180%, respectively, compared to the same period in the prior year. These improvements are due primarily to increased average day rates of 58% and 50% for the three and six months ended June 30, 1997, respectively, over the same periods in the prior year. Also, utilization increased to 100% in the current year periods from 78% and 86% for the comparable three and six month periods in the prior year, respectively. In the prior year, two of the Company's Europe jackup rigs were undergoing modifications and enhancements for a portion of the first six months of 1996.

The Company's Asia Pacific operations were acquired as part of the Dual acquisition and the prior year results included only a partial month of operations. Subsequent to the Dual acquisition, the Company purchased an additional jackup rig located in Southeast Asia in November 1996 and transferred another jackup rig from the Gulf of Mexico to Southeast Asia in the first quarter of 1997. In May 1997, the Company completed the acquisition of the remaining 51% interest in a jointly owned jackup rig located in Southeast Asia. This rig is currently undergoing modifications and enhancement and will remain in the shipyard for most of the third quarter of 1997. During the second quarter of 1997, two of the Company's Asia Pacific jackup rigs that had been in the shipyard since late 1996 undergoing modifications and enhancements returned to work.

Revenues from the Company's South America barge rigs increased by $1.4 million, or 7%, and operating margin decreased by $1.1 million, or 8%, respectively, for the quarter ended June 30, 1997 compared to same period in the prior year. For the six months ended June 30, 1997, revenues and operating margin increased by $6.0 million, or 17%, and $2.0 million, or 9%, respectively, compared to the same period in the prior year. These improvements are due primarily to increased utilization to 100% in the current year from 85% and 82% for the three and six months ended June 30, 1996, respectively. The increase in utilization is attributable to two of the Company's barge drilling rigs that were undergoing modification for most of the first six months of the prior year that returned to work in May and June of 1996. The increased utilization is offset by a decrease in average day rates from the comparable 1996 periods due to the recovery of prior cost increases included in the second quarter of 1996. These cost recoveries were the primary factor in the decrease in operating margin for the quarter ended June 30, 1997 compared to the prior year quarter.

Marine Transportation
---------------------
The following is an analysis of the Company's marine transportation vessels as of June 30, 1997 and 1996:

                                        1997       1996
                                        ----       ----
               AHTS *                      6          6
               Supply                     23         23
               Mini-Supply                 8          8
                                        ----       ----
                  Total                   37         37
                                        ====       ====

               *   Anchor handling tug supply vessels.

Revenues and operating margin for the Company's marine transportation segment for the quarter ended June 30, 1997 were up $9.3 million, or 68%, and $7.1 million, or 105%, respectively, from the comparable prior year quarter. For the six months ended June 30, 1997, revenues and operating margins increased $18.5 million, or 73%, and $14.3 million, or 117%, respectively, from the prior year period. The 1997 results improved significantly over the prior year periods due to increased utilization and increased average day rates of approximately 60% and 62% for the comparable three and six month periods of 1996 and 1997, respectively.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense increased by $7.9 million, or 44%, and $15.7 million, or 46%, for the three and six months ended June 30, 1997, respectively, as compared to the same prior year periods. These increases were due primarily to depreciation and amortization from the additional drilling rigs and goodwill associated with the Dual acquisition, and depreciation associated with major modifications and enhancements to the Company's fleet in 1996 and the first part of 1997.

Other Income (Expense)
----------------------
Other income (expense) for the three and six months ended June 30, 1997 and 1996 was as follows (in thousands):

                         Three months ended     Six months ended
                               June 30,              June 30,
                         ------------------    ------------------
                           1997      1996        1997      1996
                         --------  --------    --------  --------

    Interest income      $ 1,287   $ 1,098     $ 2,701   $ 2,334
    Interest expense      (4,806)   (4,387)    (10,663)   (8,436)
    Other, net                69     7,458         160     7,722
                         -------   -------     -------   -------
                         $(3,450)  $ 4,169     $(7,802)  $ 1,620
                         =======   =======     =======   =======

The Company's interest income increased for the three and six month periods ended June 30, 1997 over the comparable prior year periods due primarily to higher average cash balances in the current year.

Interest expense increased for the three and six month periods ended June 30, 1997 over the comparable prior year periods due primarily to the additional debt assumed in the Dual acquisition, offset, in part, by debt repayments.

"Other, net" decreased for the three and six month periods ended June 30, 1997 as compared to the prior year periods due primarily to a $6.4 million gain on a settlement with TransAmerican Natural Gas Corporation recorded in the second quarter of 1996.

Provision for Income Taxes
--------------------------
The Company's provisions for income taxes increased significantly for the three and six months ended June 30, 1997 as compared to the prior year periods due primarily to the increased profitability of the Company and the recognition of the remaining net operating losses for financial reporting purposes in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures
----------------------------------
The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                              1997           1996
                                            --------       --------

        Cash flow from operations           $145,053       $ 83,947
                                            ========       ========
        Capital expenditures
           Sustaining                       $ 13,316       $  6,264
           Enhancements                       79,049         49,754
           Acquisitions                       21,676         13,271
                                            --------       --------
                                            $114,041       $ 69,289
                                            ========       ========

Cash flow from operations increased by $61.1 million for the six months ended June 30, 1997 as compared to the same period in the prior year. The increase in cash flow from operations is primarily a result of increased operating margins in the first six months of 1997 offset, in part, by a decrease in cash flow from the net change in various working capital accounts.

Management anticipates that capital expenditures in 1997, excluding acquisitions, will be approximately $170.0 million to $190.0 million, represented by approximately $30.0 million for existing operations and $140.0 million to $160.0 million for modifications and enhancements of rigs and vessels. The Company may spend additional funds to acquire rigs or vessels in 1997, depending on market conditions and opportunities.

Financing and Capital Resources
-------------------------------
The Company's long-term debt, total capital and debt to capital ratios at June 30, 1997 and December 31, 1996 are summarized below (in thousands, except percentages):

                                            June 30,     December 31,
                                              1997           1996
                                           ----------    ------------

        Long-term debt                     $  215,553     $  258,635
        Total capital                       1,150,776      1,104,586
        Long-term debt to total capital           19%            23%

The decrease in long-term debt is due to $42.3 million of debt repayments in the first six months of 1997. The total capital of the Company increased due primarily to the profitability of the Company for the first six months of 1997.

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the

"Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to the London InterBank Offered Rate. As of June 30, 1997, $100.0 million was outstanding and $100.0 million was available for future borrowing under the Facility. The weighted-average interest rate on the Facility was 6.5% as of June 30, 1997.

The Company's liquidity position at June 30, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                                            June 30,     December 31,
                                              1997           1996
                                           ----------    ------------

        Cash and cash equivalent            $ 71,715       $ 80,698
        Working capital                      111,165        107,519
        Current ratio                            1.9            2.0

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

OTHER MATTERS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," (the "Statement") which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. For the quarters ended June 31, 1997 and 1996, the calculation of earnings per share in accordance with the provisions of SFAS No. 128 would have resulted in basic earnings per share of $.74 and $.35 and diluted earnings per share of $.73 and $.34, for the respective periods. For the six months ended June 30, 1997 and 1996, the calculation of earnings per share in accordance with SFAS No. 128 would have resulted in basic earnings per share of $1.26 and $.59 and diluted earnings per share of $1.24 and $.58, for the respective periods.

                        PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13 1997, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect two Class I Directors; "Proposal 2" - To approve the amendment of Article 4 of the Company's Restated Certificate of Incorporation to increase the authorized common stock from 125 million shares to 250 million shares; and "Proposal 3" - To approve the appointment of Price Waterhouse LLP as the Company's independent accountants for 1997. A description of the foregoing matters is contained in the Company's proxy statement, dated March 27, 1997, relating to the 1997 annual meeting of stockholders.

There were 70,866,746 shares of the Company's common stock entitled to vote at the annual meeting based on the March 26, 1997 record date. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement. Each director received a minimum of 63,000,000 votes, which was in excess of 88% of the outstanding common shares entitled to vote.

With respect to Proposal 1 listed above, the voting was as follows:

                           Votes for    Votes Withheld
                           ---------    --------------
     Gerald W. Haddock     63,331,567       995,197
     Carl F. Thorne        64,126,449       200,315

With respect to Proposals 2 and 3 listed above, the voting was as follows:

                           Votes for    Votes Against    Abstentions
                           ---------    -------------    -----------
     Proposal 2            60,140,700     3,995,136        190,928
     Proposal 3            64,174,130        40,347        112,287

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits Filed with this Report

            EXHIBIT NO.
            -----------

               3.1   Amended     and    Restated     Certificate     of
                     Incorporation.

              15.1   Letter  regarding   unaudited  interim   financial
                     information.

              27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)


     (b)    Reports on Form 8-K

            None

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ENSCO INTERNATIONAL INCORPORATED



Date:   July 28, 1997              /s/  C. Christopher Gaut
      -----------------            ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. Malone
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer