Form 10-Q
period 1997-09-30
ENSCO INTERNATIONAL INC
filed 1997-11-06
CIK 314808

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ------------------

                          Commission File Number 1-8097

                        ENSCO INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  76-0232579
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


        2700 Fountain Place
    1445 Ross Avenue, Dallas, Texas                      75202 - 2792
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code:  (214) 922-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

There were 142,282,699 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 1997.

                       ENSCO INTERNATIONAL INCORPORATED

                              INDEX TO FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Review Report of Independent Accountants                         3

          Consolidated Statement of Income
              Three Months Ended September 30, 1997 and 1996               4

          Consolidated Statement of Income
              Nine Months Ended September 30, 1997 and 1996                5

          Consolidated Balance Sheet
              September 30, 1997 and December 31, 1996                     6

          Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1997 and 1996                7

          Notes to Consolidated Financial Statements                       8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            21

SIGNATURES                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated as of September 30, 1997 and the related consolidated statements of income and of cash flows for the three and nine month periods ended September 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Dallas, Texas
October 31, 1997

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ------------------------
                                                       1997           1996
                                                    ---------      ---------
OPERATING REVENUES ............................     $ 223,325      $ 134,588

EXPENSES
  Operating expenses ..........................        80,391         64,801
  Depreciation and amortization ...............        27,012         23,653
  General and administrative ..................         3,555          2,768
                                                    ---------      ---------
                                                      110,958         91,222
                                                    ---------      ---------

OPERATING INCOME ..............................       112,367         43,366

OTHER INCOME (EXPENSE)
  Interest income .............................         1,460          1,051
  Interest expense ............................        (5,006)        (6,319)
  Other, net ..................................          (105)         2,803
                                                    ---------      ---------
                                                       (3,651)        (2,465)
                                                    ---------      ---------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST ....................................       108,716         40,901

PROVISION FOR INCOME TAXES
  Current income taxes ........................        27,940          1,937
  Deferred income taxes .......................        12,461         11,042
                                                    ---------      ---------
                                                       40,401         12,979

MINORITY INTEREST .............................           511            710
                                                    ---------      ---------

NET INCOME ....................................     $  67,804      $  27,212
                                                    =========      =========

NET INCOME PER COMMON SHARE ...................     $     .48      $     .19
                                                    =========      =========

DIVIDENDS PER COMMON SHARE ....................     $    .025      $      --
                                                    =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....       142,090        141,558
                                                    =========      =========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ------------------------
                                                       1997          1996
                                                    ---------      ---------
OPERATING REVENUES ............................     $ 580,343      $ 316,383

EXPENSES
  Operating expenses ..........................       227,659        157,552
  Depreciation and amortization ...............        76,977         57,907
  General and administrative ..................        10,441          7,933
                                                    ---------      ---------
                                                      315,077        223,392
                                                    ---------      ---------

OPERATING INCOME ..............................       265,266         92,991

OTHER INCOME (EXPENSE)
  Interest income .............................         4,161          3,385
  Interest expense ............................       (15,669)       (14,755)
  Other, net ..................................            55         10,525
                                                    ---------      ---------
                                                      (11,453)          (845)
                                                    ---------      ---------

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST ....................................       253,813         92,146

PROVISION FOR INCOME TAXES
  Current income taxes ........................        55,533          2,898
  Deferred income taxes .......................        39,684         23,697
                                                    ---------      ---------
                                                       95,217         26,595

MINORITY INTEREST .............................         2,289          2,068
                                                    ---------      ---------

NET INCOME ....................................     $ 156,307      $  63,483
                                                    =========      =========

NET INCOME PER COMMON SHARE ...................     $    1.10      $     .49
                                                    =========      =========

DIVIDENDS PER COMMON SHARE ....................     $    .025      $      --
                                                    =========      =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....       141,874        129,523
                                                    =========      =========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          1997             1996
                                                      -------------     ------------
                                                               (Unaudited)
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ......................     $   121,697      $    80,698
  Accounts and notes receivable, net .............         162,937          111,033
  Prepaid expenses and other .....................          19,210           19,668
                                                       -----------      -----------
        Total current assets .....................         303,844          211,399
                                                       -----------      -----------

PROPERTY AND EQUIPMENT, AT COST ..................       1,387,727        1,248,873
  Less accumulated depreciation ..................         330,708          257,284
                                                       -----------      -----------
        Property and equipment, net ..............       1,057,019          991,589
                                                       -----------      -----------

OTHER ASSETS, NET ................................         126,059          112,432
                                                       -----------      -----------
                                                       $ 1,486,922      $ 1,315,420
                                                       ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $    12,032      $    11,447
  Accrued liabilities ............................          77,890           57,490
  Current maturities of long-term debt ...........          32,778           34,943
                                                       -----------      -----------
        Total current liabilities ................         122,700          103,880
                                                       -----------      -----------

LONG-TERM DEBT ...................................         209,259          258,635

DEFERRED INCOME TAXES ............................         113,234           72,963

OTHER LIABILITIES ................................          41,322           33,991

COMMITMENTS AND CONTINGENCIES ....................              --               --

STOCKHOLDERS' EQUITY
  First preferred stock, $1 par value, 5.0
    million shares authorized, none issued .......              --               --
  Preferred stock, $1 par value, 15.0 million
    shares authorized, none issued ...............              --               --
  Common stock, $.10 par value, 250.0 million
    shares authorized, 155.1 million and 77.2
    million shares issued ........................          15,509            7,718
  Additional paid-in capital .....................         835,314          835,475
  Retained earnings ..............................         224,560           71,802
  Restricted stock (unearned compensation) .......          (7,085)          (4,929)
  Cumulative translation adjustment ..............          (1,086)          (1,086)
  Treasury stock, at cost, 12.8 million and
    6.3 million shares ...........................         (66,805)         (63,029)
                                                       -----------      -----------
        Total stockholders' equity ...............       1,000,407          845,951
                                                       -----------      -----------
                                                       $ 1,486,922      $ 1,315,420
                                                       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ------------------------
                                                                1997           1996
                                                             ---------      ---------
OPERATING ACTIVITIES
  Net income ...........................................     $ 156,307      $  63,483
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................        76,977         57,907
      Deferred income tax provision ....................        39,684         23,697
      Amortization of other assets .....................         4,714          2,729
      Other ............................................          (595)          (195)
      Changes in operating assets and liabilities:
        Increase in accounts receivable ................       (52,409)       (12,519)
        (Increase) decrease in prepaid expenses and
          other ........................................        (6,794)         9,615
        Increase in accounts payable ...................           585          1,546
        Increase in accrued liabilities ................        13,494          1,868
                                                             ---------      ---------
         Net cash provided by operating activities .....       231,963        148,131
                                                             ---------      ---------

INVESTING ACTIVITIES
  Additions to property and equipment ..................      (140,550)      (106,288)
  Proceeds from disposition of assets ..................         1,815          3,590
  Sale of short-term investments .......................            --          5,000
  Net cash acquired in Dual acquisition ................            --          8,529
  Other ................................................           500          2,889
                                                             ---------      ---------
      Net cash used by investing activities ............      (138,235)       (86,280)
                                                             ---------      ---------

FINANCING ACTIVITIES
  Proceeds from long-term borrowings ...................            --         45,000
  Reduction of long-term borrowings ....................       (51,036)       (77,061)
  Pre-acquisition purchase of Dual debt ................            --        (18,112)
  Dividends paid .......................................        (3,549)            --
  Reduction in restricted cash .........................         1,631             --
  Other ................................................           225            779
                                                             ---------      ---------
      Net cash used by financing activities ............       (52,729)       (49,394)
                                                             ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS ..................        40,999         12,457

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........        80,698         77,064
                                                             ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............     $ 121,697      $  89,521
                                                             =========      =========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented.

The financial data for the three and nine month periods ended September 30, 1997 included herein have been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under
Section 11 does not extend to it.

Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1997. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 - ACQUISITIONS

In May 1997, the Company acquired the remaining 51% interest in a jointly owned premium jackup rig located in Southeast Asia. The Company's 49% interest in the rig was previously acquired in the acquisition of DUAL DRILLING COMPANY ("Dual") in June 1996.

NOTE 3 - LONG-TERM DEBT

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the "Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to the London InterBank Offered Rate. As of September 30, 1997, $100.0 million was outstanding and $100.0 million was available for future borrowing under the Facility. On October 20, 1997, the Company repaid $25.0 million of debt outstanding under the Facility that was not due currently.

NOTE 4 - CAPITAL

On March 3, 1997, the Board of Directors of ENSCO amended the Shareholder Rights Plan of the Company to increase the purchase price from $50.00 to $250.00 for each one one-hundredth of a share of preferred stock purchasable upon the exercise of a Right, subject to adjustment.

At the Company's annual meeting of stockholders on May 13, 1997, the stockholders approved an increase in the Company's authorized common stock from 125 million shares to 250 million shares.

In August 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock and declared a $.025 per share cash dividend, after giving effect to the stock split. The additional shares were issued and the cash dividends were paid on September 15, 1997. Net income per common share amounts for prior periods have been restated to give effect to the two-for-one stock split.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. For the quarters ended September 30, 1997 and 1996, the calculation of earnings per share in accordance with the provisions of Statement No. 128 would have resulted in basic earnings per share of $.48 and $.19 and diluted earnings per share of $.47 and $.19, for the respective periods. For the nine months ended September 30, 1997 and 1996, the calculation of earnings per share in accordance with Statement No. 128 would have resulted in basic earnings per share of $1.11 and $.49 and diluted earnings per share of $1.09 and $.48, for the respective periods.

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. These statements will not have any effect on the results of operations or financial position of the Company.

NOTE 7 - SUBSEQUENT EVENTS

The Company has signed a letter of intent with Smedvig asa to acquire the West Omikron, a Marathon LeTourneau 150-88C Gorilla class jackup drilling rig. The purchase price for the rig is approximately $103.0 million. The West Omikron, which was built in 1987, is currently contracted to Phillips Petroleum Company in Norway for water injection on the Ekofisk field. ENSCO will bareboat charter the rig to Smedvig for the remaining term of the Phillips contract. The closing of the transaction is expected to occur by December 1997.

On October 15, 1997, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement provides for the issuance of up to $500 million of debt and/or equity securities. The proceeds from any future offering of securities under the shelf registration would be used for general corporate purposes, which may include repayment of existing debt, working capital, acquisitions, capital expenditures, and repurchase of securities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry,
(iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions,
(vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

BUSINESS ENVIRONMENT

ENSCO International Incorporated is one of the leading international providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic cores of North America, Europe, Asia Pacific and South America.

Offshore drilling and marine transportation services are largely affected by the supply and demand for available equipment. Currently, nearly all actively marketed offshore rigs in the world are under contract and the demand for high quality rigs exceeds supply in most areas. Based on current industry conditions and projected capital spending levels of major oil and gas companies, the Company believes the recent trend of increasing day rates and continued high demand for offshore drilling equipment should continue for the near future.

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

Offshore rig and marine vessel industry utilization for the three and nine months ended September 30, 1997 and 1996 are summarized below:

                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
                                    ------------------  -----------------
                                      1997      1996      1997      1996
                                    --------  --------  -------   -------
INDUSTRY WIDE AVERAGES *
------------------------
Offshore Rigs
   U.S. Gulf of Mexico:
       All Rigs:
          Rigs Under Contract           168      161      167      155
          Total Rigs Available          176      180      179      179
          % Utilization                  95%      89%      93%      87%

       Jackup Rigs:
          Rigs Under Contract           125      124      125      120
          Total Rigs Available          130      136      133      137
          % Utilization                  96%      91%      95%      88%

       Platform Rigs:
          Rigs Under Contract            23       19       21       19
          Total Rigs Available           28       26       26       26
          % Utilization                  82%      73%      81%      73%

   Worldwide:
       All Rigs:
          Rigs Under Contract           605      581      596      568
          Total Rigs Available          636      640      635      640
          % Utilization                  95%      91%      94%      89%

       Jackup Rigs:
          Rigs Under Contract           364      351      361      344
          Total Rigs Available          378      383      378      384
          % Utilization                  96%      92%      96%      90%

       Platform Rigs:
          Rigs Under Contract           114      113      113      110
          Total Rigs Available          125      124      123      120
          % Utilization                  91%      91%      92%      92%

Marine Vessels
   U.S. Gulf of Mexico:
       Vessels Under Contract           288      258      281      261
       Total Vessels Available          306      274      297      278
       % Utilization                     94%      94%      95%      94%


* Industry utilization based on data published by Offshore Data Services, Inc.

RESULTS OF OPERATIONS

The following analysis highlights the Company's operating results for the three and nine months ended September 30, 1997 and 1996 (in thousands):

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         ------------------------      ------------------------
OPERATING RESULTS                           1997           1996           1997           1996
-----------------                        ---------      ---------      ---------      ---------
  Revenues                               $ 223,325      $ 134,588      $ 580,343      $ 316,383
  Operating margin(1)                      142,934         69,787        352,684        158,831
  Operating income                         112,367         43,366        265,266         92,991
  Other income (expense)                    (3,651)        (2,465)       (11,453)          (845)
  Provision for income taxes                40,401         12,979         95,217         26,595
  Minority interest                            511            710          2,289          2,068
  Net income                                67,804         27,212        156,307         63,483

REVENUES
  Contract drilling
    Jackup rigs:
      North America                      $ 100,652      $  56,670      $ 255,263      $ 134,002
      Europe                                48,501         22,428        120,145         63,174
      Asia Pacific(2)                       22,788         11,828         53,932         13,761
                                         ---------      ---------      ---------      ---------
        Total jackup rigs                  171,941         90,926        429,340        210,937
                                         ---------      ---------      ---------      ---------
    Barge rigs - South America              22,150         18,145         63,235         53,232
    Platform rigs(2)                         5,439          9,176         20,255         10,635
                                         ---------      ---------      ---------      ---------
      Total contract drilling              199,530        118,247        512,830        274,804
                                         ---------      ---------      ---------      ---------
  Marine transportation
    AHTS(3)                                  5,590          4,146         15,675         11,776
    Supply                                  15,326         10,078         43,655         24,484
    Mini-supply                              2,879          2,117          8,183          5,319
                                         ---------      ---------      ---------      ---------
      Total marine transportation           23,795         16,341         67,513         41,579
                                         ---------      ---------      ---------      ---------
        Total                            $ 223,325      $ 134,588      $ 580,343      $ 316,383
                                         =========      =========      =========      =========

OPERATING MARGIN(1)
  Contract drilling
    Jackup rigs:
      North America                      $  70,473      $  31,411      $ 168,886      $  67,870
      Europe                                34,010          9,837         78,899         25,858
      Asia Pacific(2)                       11,491          4,636         22,210          5,326
                                         ---------      ---------      ---------      ---------
        Total jackup rigs                  115,974         45,884        269,995         99,054
                                         ---------      ---------      ---------      ---------
    Barge rigs - South America              11,509         11,863         36,619         34,976
    Platform rigs(2)                         1,681          2,328          5,667          2,837
    Land rig(4)                                 --            798             --            752
                                         ---------      ---------      ---------      ---------
      Total contract drilling              129,164         60,873        312,281        137,619
                                         ---------      ---------      ---------      ---------
  Marine transportation
    AHTS(3)                                  3,023          2,096          8,605          6,100
    Supply                                   9,046          5,789         27,179         12,678
    Mini-supply                              1,701          1,029          4,619          2,434
                                         ---------      ---------      ---------      ---------
      Total marine transportation           13,770          8,914         40,403         21,212
                                         ---------      ---------      ---------      ---------
        Total                            $ 142,934      $  69,787      $ 352,684      $ 158,831
                                         =========      =========      =========      =========

(1) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.
(2) The 1996 amounts for Asia Pacific and the platform rigs are comprised exclusively of operations acquired in the Dual acquisition on June 12, 1996.
(3)   Anchor handling tug supply vessels.
(4)   The Company sold its remaining land rig in July 1996.

The following is an analysis of certain operating information of the Company for the three and nine months ended September 30, 1997 and 1996:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                        --------------------      ---------------------
                                         1997         1996          1997        1996
                                        -------      -------      -------      -------
CONTRACT DRILLING
-----------------
  Utilization:
    Jackup rigs:
      North America                          97%          95%          96%          92%
      Europe                                100%          83%         100%          85%
      Asia Pacific                           86%          98%          76%          96%
                                        -------      -------      -------      -------
        Total jackup rigs                    95%          94%          93%          91%
    Barge rigs - South America              100%          99%         100%          88%
    Platform rigs                            56%          78%          60%          77%
                                        -------      -------      -------      -------
      Total                                  91%          93%          90%          89%
                                        =======      =======      =======      =======

  Average day rates:
    Jackup rigs:
      North America                     $51,005      $28,422      $44,194      $26,105
      Europe                             87,789       46,880       73,737       45,265
      Asia Pacific                       40,915       25,733       37,658       25,591
                                        -------      -------      -------      -------
        Total jackup rigs                55,800       30,988       48,644       29,728
    Barge rigs - South America           24,061       19,789       23,149       21,989
    Platform rigs                        20,954       16,612       18,394       16,375
                                        -------      -------      -------      -------
      Total                             $47,224      $26,906      $40,709      $27,019
                                        =======      =======      =======      =======

MARINE TRANSPORTATION
---------------------
  Utilization:
    AHTS(1)                                  86%          81%          82%          80%
    Supply                                   87%          93%          91%          91%
    Mini-supply                              95%          95%          97%          85%
                                        -------      -------      -------      -------
      Total                                  88%          92%          91%          88%
                                        =======      =======      =======      =======

  Average day rates:
    AHTS(1)                             $14,098      $ 9,265      $12,305      $ 8,899
    Supply                                8,019        5,120        7,502        4,281
    Mini-supply                           4,101        3,020        3,879        2,838
                                        -------      -------      -------      -------
      Total                             $ 7,905      $ 5,242      $ 7,336      $ 4,663
                                        =======      =======      =======      =======


(1)    Anchor handling tug supply vessels.

The Company's net income for the quarter ended September 30, 1997 increased to $67.8 million, $.48 per share, from $27.2 million, $.19 per share, in the prior year quarter. For the nine months ended September 30, 1997, net income increased to $156.3 million, $1.10 per share, from $63.5 million, $.49 per share, in the prior year period. These increases are due primarily to higher average day rates for the Company's drilling rigs and marine vessels over 1996 levels and the benefit from the drilling rigs acquired in the Dual acquisition in mid-June 1996.

CONTRACT DRILLING

The following is an analysis of the Company's offshore drilling rigs at September 30, 1997 and 1996:

                                   1997    1996
                                   ----    ----
Jackup rigs:
  North America                      22      23
  Europe                              6       6
  Asia Pacific                        7       5
                                   ----    ----
    Total jackup rigs                35      34
Barge rigs - South America           10      10
Platform rigs                         8*      8*
                                   ----    ----
    Total                            53      52
                                   ====    ====

* Seven of the Company's platform rigs are located in the Gulf of Mexico and one, which is not owned but operated under a management contract, is located off the coast of China.

For the quarter ended September 30, 1997, revenues from the drilling segment were up $81.3 million, or 69%, and operating margin increased $68.3 million, or 112%, from the prior year quarter. For the nine months ended September 30, 1997, revenues were up $238.0 million, or 87%, and operating margin increased $174.7 million, or 127%, from the prior year period. The significantly improved 1997 results are primarily due to increased revenue from higher day rates offset, in part, by higher operating expenses. In general, the Company's operating expenses have increased due to rig fleet additions, higher wages, benefits and training costs for offshore rig workers, and increased oilfield equipment and materials costs. As the demand for offshore drilling services has increased, so has the demand for qualified personnel and certain oilfield supply equipment which are fundamental to the Company's operations. The Company places great importance on managing its operations efficiently in order to minimize the effects of these cost increases.

North America Jackup Rigs

For the quarter ended September 30, 1997, revenues from North America jackup rigs were up $44.0 million, or 78%, and operating margin increased by $39.1 million, or 124%, over the prior year quarter. For the nine months ended September 30, 1997, revenues were up $121.3 million, or 90%, and operating margin increased by $101.0 million, or 149%, from the prior year period. These improvements are due primarily to average day rate increases of 79% and 69% for the quarter and nine months ended September 30, 1997, respectively. The Dual acquisition in mid-June 1996 added four jackup rigs to the North America fleet. One of these jackup rigs was transferred from the Gulf of Mexico to the Asia Pacific fleet in the first quarter of 1997.

Europe Jackup Rigs

For the quarter ended September 30, 1997,revenues from Europe jackup rigs were up $26.1 million, or 116%, and operating margin increased $24.2 million, or 246%, over the prior year quarter. For the nine months ended September 30, 1997, revenues were up $57.0 million, or 90%, and operating margin increased $53.0 million, or 205%, from the prior year. These improvements are due primarily to increased average day rates of 87% and 63% for the quarter and nine months ended September 30, 1997, respectively. Also, utilization increased to 100% in the current year periods from 83% and 85% for the comparable three and nine month periods in the prior year, respectively. In the prior year, three of the Europe jackup rigs were undergoing modification and enhancement for a portion of the first nine months of 1996, including one rig that was in the shipyard for the entire third quarter.

Asia Pacific Jackup Rigs

The Asia Pacific operations were acquired in the June 1996 Dual acquisition. Subsequent to the Dual acquisition, the Company purchased an additional jackup rig located in Southeast Asia in November 1996, and relocated another jackup rig from the Gulf of Mexico to Southeast Asia in the first quarter of 1997. In May 1997, the Company completed the acquisition of the remaining 51% interest in a jointly owned jackup rig located in Southeast Asia. This rig was undergoing modification and enhancement during most of the second quarter and all of the third quarter of 1997 and is scheduled to return to work in the first part of November. During the second quarter of 1997, two of the Company's Asia Pacific jackup rigs that had previously been in the shipyard since late 1996 undergoing modification and enhancement returned to work. For the quarter ended September 30, 1997, revenues from the Asia Pacific jackup rigs were up $11.0 million, or 93%, and operating margin increased $6.9 million, or 148%, from the prior year quarter. These improvements are primarily attributable to a 59% increase in average day rates from the prior year quarter offset, in part, by a decrease in utilization, from 98% to 86%, due to shipyard downtime. For the nine months ended September 30, 1997, revenues were up $40.2 million, or 292%, and operating margin increased $16.9 million, or 317%, from the prior year period. These increases are primarily due to a full period of operations from the rigs acquired in the Dual acquisition. In the fourth quarter of 1997 the Company plans to begin major modifications to two rigs currently operating off the India coast. It is estimated that these two rigs will be in the shipyard until mid-1998.

South America Barge Rigs

Revenues from South America barge rigs were up $4.0 million, or 22%, and operating margin decreased by $0.4 million, or 3%, from the prior year quarter. The increase in revenues is mostly due to a 22% increase in average day rates. The increase in day rates results from inflation based increases that effectively reimburse the Company for cost increases, thus, resulting in the nearly level operating margin. For the nine months ended September 30, 1997, revenues were up $10.0 million, or 19%, and operating margin increased $1.6 million, or 5%, from the prior year period. The increase in revenues and operating margin is primarily due to the increase in utilization, to 100% for the nine months ended September 30, 1997 compared to 88% for the prior year period. The increase in utilization is attributable to two barge drilling rigs returning to work in May and June of 1996 that had been under modification since 1995. In addition, revenues were up due to a 5% increase in average day rates over the prior year period, principally related to the recovery of inflationary cost increases.

MARINE TRANSPORTATION

The following is an analysis of the Company's marine transportation vessels as of September 30, 1997 and 1996:

                      1997   1996
                     -----  -----
AHTS *                   5      6
Supply                  24     23
Mini-Supply              8      8
                     -----  -----
   Total                37     37
                     =====  =====

*      Anchor handling tug supply vessels.

For the quarter ended September 30, 1997, revenues for the marine transportation segment were up $7.5 million, or 46%, and operating margin increased $4.9 million, or 54%, from the prior year quarter. For the nine months ended September 30, 1997, revenues were up $25.9 million, or 62%, and operating margin increased $19.2 million, or 90%, from the prior year period. The 1997 results improved significantly over the prior year periods due primarily to increased average day rates of approximately 51% and 57% for the comparable three and nine month periods, respectively. In the third quarter of 1997, one of the Company's anchor handling tug supply vessels was converted to a straight supply vessel, decreasing the number of vessels with anchor handling tug capabilities to five.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased for the quarter and nine months ended September 30, 1997 as compared to the prior year periods due primarily to personnel added in connection with the Dual acquisition and higher performance based benefit costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the quarter ended September 30, 1997 increased by $3.4 million, or 14%, and for the nine months ended September 30, 1997 increased by $19.1 million, or 33%, from the prior year periods. These increases are due primarily to depreciation and amortization from the drilling rigs acquired and goodwill recorded in the June 1996 Dual acquisition, additional drilling rigs acquired in November 1996 and May 1997, and major modifications and enhancements to the Company's fleet in 1996 and the first part of 1997.

OTHER INCOME (EXPENSE)

Other income (expense) for the three and nine months ended September 30, 1997 and 1996 was as follows (in thousands):

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                           ---------------------      ----------------------
                             1997         1996          1997          1996
                           -------      --------      --------      --------
    Interest income        $ 1,460      $  1,051      $  4,161      $  3,385
    Interest expense        (5,006)       (6,319)      (15,669)      (14,755)
    Other, net                (105)        2,803            55        10,525
                           -------      --------      --------      --------
                           $(3,651)     $ (2,465)     $(11,453)     $   (845)
                           =======      ========      ========      ========

The Company's interest income increased for the quarter and nine month periods ended September 30, 1997 over the comparable prior year periods due primarily to higher average cash balances in the current year.

Interest expense decreased for the quarter ended September 30, 1997 as compared to the prior year quarter primarily due to lower average debt balances as a result of debt repayments. Interest expense increased for the nine month period ended September 30, 1997 over the comparable prior year period due primarily to the debt that was added in June 1996 in connection with the Dual acquisition.

"Other, net" decreased for the quarter ended September 30, 1997 as compared to the prior year quarter due primarily to a $2.9 million gain recorded in the third quarter of 1996 from the sale of securities that the Company had received in the September 1995 disposition of assets of a discontinued operation. For the nine months ended September 30, 1997, "Other, net" decreased primarily due to a $6.4 million gain on a settlement with TransAmerican Natural Gas Corporation recorded in the second quarter of 1996 and the $2.9 million gain recorded in the third quarter of 1996.

PROVISION FOR INCOME TAXES

The Company's provisions for income taxes increased significantly for the three and nine months ended September 30, 1997 as compared to the prior year periods due primarily to the increased profitability of the Company and the recognition of the remaining net operating losses for financial reporting purposes in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND CAPITAL EXPENDITURES

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                    1997         1996
                                  --------     --------

Cash flow from operations         $231,963     $148,131
                                  ========     ========
Capital expenditures
   Sustaining                     $ 22,664     $ 10,755
   Enhancements                     96,210       82,262
   Acquisitions                     21,676       13,271
                                  --------     --------
                                  $140,550     $106,288
                                  ========     ========

Cash flow from operations increased by $83.8 million for the nine months ended September 30, 1997 as compared to the same period in the prior year. The increase in cash flow from operations is primarily a result of increased operating margin for the first nine months of 1997 offset, in part, by cash used in the net change in working capital accounts.

Management anticipates that capital expenditures for the full year 1997, excluding acquisitions, will be approximately $165.0 million to $185.0 million, represented by approximately $30.0 million to $35.0 million for existing operations and $135.0 million to $150.0 million for modifications and enhancements of rigs and vessels. In addition, the Company has signed a letter of intent with Smedvig asa to acquire the West Omikron, a Marathon LeTourneau 150-88C Gorilla class jackup drilling rig. The purchase price for the rig is approximately $103.0 million and the transaction is expected to close by December 1997. The Company may spend additional funds to acquire rigs or vessels in 1997, depending on market conditions and opportunities.

FINANCING AND CAPITAL RESOURCES

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1997 and December 31, 1996 are summarized below (in thousands, except percentages):

                                        SEPTEMBER 30,     DECEMBER 31,
                                            1997             1996
                                        -------------    -------------
Long-term debt                           $  209,259      $  258,635
Total capital                             1,209,666       1,104,586
Long-term debt to total capital                17.3%           23.4%

The decrease in long-term debt is due to $51.0 million of debt repayments in the first nine months of 1997. The total capital of the Company increased due primarily to the profitability of the Company in the first nine months of 1997 offset, in part, by the $51.0 million of debt repayments in the first nine months of 1997 and dividend payments of approximately $3.5 million in the third quarter.

In September 1997, the Company paid a cash dividend on its common stock of $.025 per share, after adjustment for a two-for-one stock split which was also effected in September. This dividend was the first cash dividend ever paid on the Company's common stock. The Company currently intends to continue to pay such dividends in the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition, and capital requirements.

On February 27, 1997, the Company amended and restated its $150.0 million revolving credit facility with a group of international banks, increasing availability under the amended and restated revolving credit facility (the "Facility") to $200.0 million and reducing the interest rate margin and the commitment fee. Availability under the Facility will be reduced by $14.0 million on a semi-annual basis beginning April 1998. The final maturity date of the Facility remains October 2001 and the Facility continues to be collateralized by the majority of the Company's jackup rigs. The covenants under the Facility are similar to the covenants that existed under the original revolving credit facility and the interest rate continues to be tied to the London InterBank Offered Rate. As of September 30, 1997, $100.0 million was outstanding and $100.0 million was available for future borrowing under the Facility. On October 20, 1997, the Company repaid $25.0 million of debt outstanding under the Facility that was not due currently, increasing the amount available for future borrowing to $125.0 million.

The Company's liquidity position at September 30, 1997 and December 31, 1996 is summarized in the table below (in thousands, except ratios):

                               SEPTEMBER 30,   DECEMBER 31,
                                   1997           1996
                               -------------   ------------
Cash and cash equivalents        $121,697        $ 80,698
Working capital                   181,144         107,519
Current ratio                         2.5             2.0

Based on current energy industry conditions, management believes cash flow from operations, the Company's existing credit facility and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

On October 15, 1997, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement provides for the issuance of up to $500 million of debt and/or equity securities. The proceeds from any future offering of securities under the shelf registration would be used for general corporate purposes, which may include repayment of existing debt, working capital, acquisitions, capital expenditures, and repurchase of securities of the Company. The Company is continuing to assess market conditions and its financing options in connection with a possible offering of debt securities under the shelf registration statement.

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



                                   ENSCO INTERNATIONAL INCORPORATED



Date: October 31, 1997             /s/ C. Christopher Gaut
                                   -----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer

                                   /s/ H. E. Malone
                                   -----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 15.1      Letter regarding unaudited interim financial information.

 27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)