Form 10-K405
period 1997-12-31
ENSCO INTERNATIONAL INC
filed 1998-02-26
CIK 314808

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 1997 FORM 10-K
                        --------------------------------
          (Mark One)
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (214) 922-1500


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
 Common Stock, par value $.10               New York Stock Exchange
Preferred Share Purchase Right              New York Stock Exchange

      Securities  registered pursuant to Section 12(g) of the Act:
                                 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 30, 1998, 142,254,446 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on January 30, 1998 of $27.125) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $2,710,777,535.


                   DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.
================================================================================

                             TABLE OF CONTENTS
                                                                           Page
--------------------------------------------------------------------------------

PART       ITEM 1.     BUSINESS ...........................................   1
I                      Overview and Operating Strategy ....................   1
                       Acquisition of Dual Drilling .......................   1
                       Contract Drilling Operations .......................   1
                       Marine Transportation Operations ...................   2
                       Segment Information ................................   3
                       Major Customers ....................................   4
                       Industry Conditions and Competition ................   4
                       Governmental Regulation ............................   4
                       Environmental Matters ..............................   5
                       Operational Risks and Insurance ....................   5
                       International Operations ...........................   6
                       Executive Officers of the Registrant ...............   6
                       Employees ..........................................   7
           ITEM 2.     PROPERTIES .........................................   8
                       Contract Drilling ..................................   8
                       Marine Transportation ..............................  10
                       Other Property .....................................  10
           ITEM 3.     LEGAL PROCEEDINGS ..................................  10
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   10

--------------------------------------------------------------------------------

PART       ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
II                          RELATED STOCKHOLDER MATTERS ...................  11
           ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA ...............  12
           ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS ...........  13
                       Business Environment ...............................  13
                       Results of Operations ..............................  13
                       Liquidity and Capital Resources ....................  18
                       Year 2000 Issue ....................................  20
                       Market Risk ........................................  20
                       Outlook and Forward-Looking Statements .............  20
           ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........  21
           ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE ...........  41

--------------------------------------------------------------------------------

PART       ITEMS 10-13.DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
III COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                            RELATIONSHIPS AND RELATED TRANSACTIONS ........  42

--------------------------------------------------------------------------------

PART       ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV                          REPORTS ON FORM 8-K ...........................  43

           SIGNATURES......................................................  47

                                     PART I

Item 1. Business

     Overview and Operating Strategy

ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 36 jackup rigs, ten barge rigs and eight platform rigs. The Company's marine transportation fleet consists of 37 vessels. The Company's operations are integral to the exploration, development and production of oil and natural gas.

Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs. This strategy was exemplified by the Company's acquisition of the remainder of Penrod Holding Corporation ("Penrod") in August 1993, the construction of eight new barge rigs for the Company's Venezuelan rig fleet during 1993 and 1994 and the addition of three harsh environment jackup rigs to its North Sea fleet, two in 1994 and one in 1995. In June 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a transaction which added 20 rigs to the Company's fleet. The Company subsequently purchased two additional jackup rigs, one each in November 1996 and December 1997.

With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, substantially all of its land rigs in 1994 and its technical services business in 1995.

The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is
(214) 922-1500.

     Acquisition of Dual Drilling

On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, a wholly owned subsidiary of the Company and Dual. The acquisition was approved on that date by Dual stockholders who received 0.625 shares (1.25 shares giving effect to the two-for-one stock split effective September 15, 1997) of the Company's common stock for each share of Dual common stock. The Company issued approximately 10.1 million shares (20.1 million shares post split) of its common stock to Dual stockholders in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million. See Note 2 to the Company's Consolidated Financial Statements.

The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including ten jackup rigs and ten platform rigs. Subsequent to the date of acquisition, two platform rigs located off the coast of California were retired.

     Contract Drilling Operations

The Company's contract drilling operations are conducted by a number of wholly owned subsidiaries (the "Subsidiaries"). The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. The Company currently owns 36 jackup rigs, ten barge rigs and seven platform rigs. Of the 36 jackup rigs, 22 are located in the Gulf of Mexico, seven are located in the North Sea and seven are located in the Asia Pacific region. The ten barge rigs are all located in Venezuela and the seven platform rigs are all located in the Gulf of Mexico. An additional platform rig, which is not owned but is operated under a management contract, is located off the coast of China. The Company is currently constructing three barge rigs for operations in Venezuela and one harsh environment jackup rig capable of operating worldwide. Additionally, the Company is actively working on the design of a semisubmersible drilling rig to address deeper water drilling locations both domestically and internationally. The Company's Venezuela contract drilling operations are conducted through its 85% ownership interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean").

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

The drilling services provided by the Company are conducted on a contract basis. The Company generally provides drilling services on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well, and the customer bears a major portion of the ancillary costs of constructing the well. The customer may pay the cost of moving the equipment to the job site and assembling and dismantling the equipment. In some cases, the Company provides drilling services on a daywork contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of budgeted targets set by the customer.

During the past several years, contracts have typically been short-term, particularly in the U.S. However, due to renewals and extension clauses included in the contracts, approximately 60% of the Company's rigs have worked for the same customer for greater than six months and over 48% of the Company's rigs have worked for the same customer for longer than one year. The backlog of business for the Subsidiaries, excluding operations conducted through Caribbean, at February 1, 1998 was approximately $330.7 million as compared to approximately $220.5 million at February 1, 1997. Approximately $20.7 million of the Subsidiaries contract backlog at February 1, 1998 will be realized in periods subsequent to December 31, 1998. Caribbean has a number of term contracts which terminate in 1998, 1999 and 2004, with a backlog as of February 1, 1998 of approximately $270.6 million as compared to approximately $140.6 million at February 1, 1997. Approximately $215.5 million of Caribbean's contract backlog at February 1, 1998 will be realized in periods subsequent to December 31, 1998.

     Marine Transportation Operations

The Company conducts its marine transportation operations through a wholly owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company has a marine transportation fleet of 37 vessels consisting of five anchor handling tug supply ("AHTS") vessels, 24 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

The Company's five AHTS vessels ordinarily support semisubmersible drilling rigs and large offshore construction projects or provide towing services. The 24 supply vessels and eight mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. The Company's vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice. At February 1, 1998, ENSCO Marine had a backlog of contracts for its services of approximately $39.2 million as compared to $32.3 million for such services at February 1, 1997. The contract backlog at February 1, 1998 that will be realized in periods subsequent to December 31, 1998 is approximately $11.4 million.

     Segment Information

The following table provides operational information regarding the Company's contract drilling and marine transportation operations for each of the five years ended December 31, 1997:

                                       1997   1996(1)   1995     1994    1993(2)
                                     -------  -------  -------  -------  -------
Offshore Drilling Rig Utilization and
Day Rates
     Utilization:
     Jackup rigs
          North America .............    96%      93%      90%      91%      97%
          Europe ....................   100%      88%      73%      71%      58%
          Asia Pacific ..............    79%      86%       --      29%      10%
          South America .............     --       --       --      62%     100%
                                     -------  -------  -------  -------  -------
               Total jackup rigs ....    93%      92%      87%      83%      84%
     Barge rigs - South America .....   100%      91%      86%     100%     100%
     Platform rigs ..................    63%      78%       --       --      --
                                     -------  -------  -------  -------  -------
          Total .....................    90%      90%      86%      87%      87%
                                     =======  =======  =======  =======  =======

Average day rates:
     Jackup rigs
          North America .............$46,530  $27,793  $20,559  $21,531  $20,035
          Europe .................... 79,548   47,714   42,631   24,528   27,014
          Asia Pacific .............. 39,363   26,751       --   27,739   20,424
          South America .............     --       --       --   24,629   24,125
                                     -------  -------  -------  -------  -------
               Total jackup rigs .... 51,438   31,505   24,813   22,269   21,572
     Barge  rigs - South America .... 22,628   22,608   19,631   16,413   15,432
     Platform rigs .................. 19,148   16,913       --       --       --
                                     -------  -------  -------  -------  -------
          Total .................... $42,838  $28,238  $23,196  $20,539  $20,281
                                     =======  =======  =======  =======  =======

Marine Fleet Utilization and Day Rates
     Utilization:
          AHTS (3) ..................    83%      79%      84%      81%      76%
          Supply ....................    91%      92%      84%      86%      84%
          Mini-supply ...............    95%      87%      65%      93%      95%
                                     -------  -------  -------  -------  -------
              Total .................    91%      89%      79%      86%      84%
                                     =======  =======  =======  =======  =======

     Average day rates:
          AHTS (3) ..................$13,380  $ 9,321  $ 7,732  $ 7,686  $ 6,987
          Supply ....................  7,789    4,729    3,136    3,173    3,039
          Mini-supply ...............  3,997    2,972    1,985    1,663    1,677
                                     -------  -------  -------  -------  -------
              Total .................$ 7,687  $ 5,016  $ 3,753  $ 3,826  $ 3,559
                                     =======  =======  =======  =======  =======
--------------------------------------------------------------------------------

(1) Offshore Drilling Rig information includes the results of Dual rigs from the June 12, 1996 acquisition date. The Company acquired its Asia Pacific and Platform rigs in the June 1996 Dual acquisition.
(2) Offshore Drilling Rig and Marine Fleet information includes Penrod rigs and vessels acquired in 1993.
(3)  Anchor handling tug supply vessels.

Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 9 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Major Customers

The Company provides its services to a broad customer base which includes major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies.

During 1997, aggregate revenues provided to the Company's contract drilling operations by Nederlandse Aardolie Maatschappij B.V., a Royal Dutch/Shell affiliate, were $121.0 million, or 15% of total revenues. Additionally, revenues of $82.8 million, or 10% of total revenues, all of which were from contract drilling operations, were provided to the Company by Petroleos de Venezuela, S.A. ("PDVSA"), Venezuela's national oil company.

     Industry Conditions and Competition

The market for offshore drilling and marine transportation services is largely determined by the supply of and demand for equipment. From the mid-1980s to the early 1990s, demand for offshore drilling and marine equipment was generally flat, while the over supply of offshore drilling and marine equipment gradually decreased, primarily due to attrition. Between 1994 and the date hereof, demand has steadily improved and, as a result, day rates and utilization for offshore drilling and marine equipment have increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have improved the economics of finding and developing oil and gas reserves. As a result, oil companies have increased their exploration and production budgets, which has led to increased demand for drilling and marine transportation services. Nearly all actively marketed offshore rigs in the world are currently under contract, and the demand for high quality rigs exceeds supply in many markets.

In response to increased demand, several drilling contractors are currently constructing or have announced plans to construct new drilling rigs, most of which are designed to address deep-water applications beyond the capability of jackup rigs. The Company believes that unless oil and natural gas prices are depressed for a sustained period of time, worldwide demand for offshore drilling rigs will remain strong for the foreseeable future, and additional drilling rigs will be needed to meet this increased demand.

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

Additional information regarding industry conditions is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

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

Most of the Company's marine transportation operations are conducted in U.S. waters and are subject to the coastwise laws of the United States, principally, the Jones Act. Such laws reserve marine transportation between points in the United States to vessels built and documented under U.S. laws and owned and manned by U.S. citizens. From time to time, interests opposed to the Jones Act have expressed an intent to seek changes to the Jones Act. Although the Company believes it is unlikely that the Jones Act will be substantively modified or repealed, there can be no assurance that the Jones Act may not be modified or repealed. Such changes in the Jones Act could have a material adverse effect on the Company's operations and financial condition.

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

The United States Oil Pollution Act of 1990 ("OPA 90") and similar legislation in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA 90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. OPA 90 imposes ongoing financial responsibility requirements. A failure to comply with OPA 90 may subject a responsible party to civil or criminal enforcement action.

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

     International Operations

A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations were 41% of the Company's total revenues both in 1997 and 1996. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

The Company's international operations also face the risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in United States dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which match its expenditure requirements in such currencies.

The Company currently has contract drilling operations in Asian countries that have experienced substantial devaluations of their currency compared to the U.S. dollar over the last several months. However, as the Company's drilling contracts stipulate payment in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

     Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company:

Name                       Age       Position with the Company
----                       ---       -------------------------

Carl F. Thorne             57    Chairman of the Board, President, Chief
                                 Executive Officer and Director

Richard A. Wilson          60    Senior Vice President, Chief Operating Officer
                                 and Director

Marshall Ballard           55    Vice President - Business Development

William S. Chadwick, Jr.   50    Vice President - Administration and Secretary

C. Christopher Gaut        41    Vice President - Finance and Chief Financial
                                 Officer

H. E. Malone               54    Vice President - Controller and Chief
                                 Accounting Officer

Frank B. Williford         58    Vice President - Engineering

Richard A. LeBlanc         47    Treasurer

Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each executive officer for at least the last five years.

Carl F. Thorne has been a director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from The University of Texas and a Juris Doctorate Degree from Baylor University College of Law.

Richard A. Wilson has been a director of the Company since June 1990. Mr. Wilson joined the Company in July 1988 and was elected President of ENSCO Drilling Company in August 1988. Mr. Wilson was elected Senior Vice President - Operations of the Company in October 1989 and to his present position of Senior Vice President and Chief Operating Officer in June 1991. Mr. Wilson holds a Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming.

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

Frank B. Williford joined the Company and was elected Vice President - Engineering in February 1996. From January 1966 through January 1996, Mr. Williford served in various capacities as an employee of Sedco, Inc. and Sedco Forex, most recently as Vice President and General Manager of Engineering. Mr. Williford holds a Bachelor of Science Degree in Structural Engineering from Texas A&M University.

Richard A. LeBlanc joined the Company in July 1989 as Manager of Finance. He assumed responsibilities for the investor relations function in March 1993 and was elected Treasurer in May 1995. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration degree from Louisiana State University.

Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

     Employees

The Company had approximately 3,700 full-time employees worldwide as of February 1, 1998. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

Item 2. Properties

     Contract Drilling

The following table provides certain information about the Company's drilling rig fleet as of February 1, 1998:


JACKUP RIGS
               Year Built/                        Water Depth/        Current            Current
Rig Name        Rebuilt         Rig Make           Rated Depth        Location           Customer
--------        -------         --------           -----------        --------           --------
North America
ENSCO 51          1981         FG-780II-C          300'/25,000'     Gulf of Mexico       Taylor Energy
ENSCO 54        1982/1997      FG-780II-C          300'/25,000'     Gulf of Mexico       Amoco
ENSCO 55        1981/1997      FG-780II-C          300'/25,000'     Gulf of Mexico       Pennzoil
ENSCO 60        1981/1997      Lev-111-C           300'/25,000'     Gulf of Mexico       Amoco
ENSCO 64          1973         MLT-53-S            250'/30,000'     Gulf of Mexico       Newfield
ENSCO 67        1976/1996      MLT-84-S            400'/30,000'     Gulf of Mexico       McMoran
ENSCO 68          1976         MLT-84-S            350'/30,000'     Gulf of Mexico       Murphy
ENSCO 69        1976/1995      MLT-84-S            400'/25,000'     Gulf of Mexico       Sonat
ENSCO 81          1979         MLT-116-C           350'/25,000'     Gulf of Mexico       Coastal
ENSCO 82          1979         MLT-116-C           300'/25,000'     Gulf of Mexico       Coastal
ENSCO 83          1979         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Enron
ENSCO 84          1981         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Equitable Resources
ENSCO 86          1981         MLT-82 SD-C         250'/30,000'     Gulf of Mexico       Exxon
ENSCO 87          1982         MLT-116-C           350'/25,000'     Gulf of Mexico       Coastal
ENSCO 88          1982         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Pennzoil
ENSCO 89          1982         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Exxon
ENSCO 90          1982         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Vastar
ENSCO 93          1982         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Conoco
ENSCO 94          1981         Hitachi-250-C       250'/25,000'     Gulf of Mexico       Mobil
ENSCO 95          1981         Hitachi-250-C       250'/25,000'     Gulf of Mexico       Chevron
ENSCO 98          1977         MLT-82 SD-C         250'/25,000'     Gulf of Mexico       Apache
ENSCO 99          1985         MLT-82 SD-C         250'/30,000'     Gulf of Mexico       Exxon

Europe
ENSCO 70        1981/1996      Hitachi-300-C NS    250'/30,000'     The Netherlands      NAM (Shell)
ENSCO 71        1982/1995      Hitachi-300-C NS    225'/25,000'     The Netherlands      NAM (Shell)
ENSCO 72        1981/1996      Hitachi-300-C NS    225'/25,000'     The Netherlands      NAM (Shell)
ENSCO 80        1978/1995      MLT-116-CE          225'/30,000'     United Kingdom       Arco
ENSCO 85        1981/1995      MLT-116-C           225'/25,000'     The Netherlands      NAM (Shell)
ENSCO 92        1982/1996      MLT-116-C           225'/25,000'     United Kingdom       Conoco
ENSCO 100         1987         MLT-150-88-C        325'/30,000'     Norway               Smedvig(1)

Asia Pacific
ENSCO 50        1983/1998      FG-780II-C          300'/25,000'     Singapore            (2)
ENSCO 52        1983/1997      FG-780II-C          300'/25,000'     Malaysia             Petronas
ENSCO 53        1982/1998      FG-780II-C          300'/25,000'     Singapore            (2)
ENSCO 56        1982/1997      FG-780II-C          300'/25,000'     Australia            Apache
ENSCO 57        1982/1997      FG-780II-C          300'/25,000'     Thailand             Unocal
ENSCO 96        1982/1997      Hitachi-250-C       250'/25,000'     Qatar                Ras Laffan
ENSCO 97        1980/1997      MLT-82 SD-C         250'/25,000'     Qatar                Maersk

BARGE RIGS
                   Year Built/                Current          Current
Rig Name            Rebuilt     Rated Depth   Location         Customer
--------            -------     -----------   --------         --------

ENSCO V             1982/1996     15,000'     Venezuela          PDVSA(3)
ENSCO VI            1991/1996     15,000'     Venezuela          PDVSA
ENSCO VII             1993        20,000'     Venezuela          PDVSA
ENSCO VIII            1993        20,000'     Venezuela          PDVSA
ENSCO IX              1993        20,000'     Venezuela          PDVSA
ENSCO X               1993        20,000'     Venezuela          PDVSA
ENSCO XI              1994        25,000'     Venezuela          PDVSA
ENSCO XII             1994        25,000'     Venezuela          PDVSA
ENSCO XIV             1994        25,000'     Venezuela          PDVSA
ENSCO XV              1994        25,000'     Venezuela          PDVSA


PLATFORM RIGS
                   Year Built/                Current          Current
Rig Name            Rebuilt     Rated Depth   Location         Customer
--------            -------     -----------   --------         --------


ENSCO 20(4)         1980/1992     25,000'     China              Arco
ENSCO 21            1982/1996     25,000'     Gulf of Mexico     Phillips
ENSCO 22            1982/1997     25,000'     Gulf of Mexico     Mobil
ENSCO 23            1980/1998     25,000'     Gulf of Mexico     Amerada Hess(2)
ENSCO 24            1980/1998     25,000'     Gulf of Mexico     (2)
ENSCO 25            1980/1998     30,000'     Gulf of Mexico     Texaco(2)
ENSCO 26              1982        30,000'     Gulf of Mexico     Marathon
ENSCO 29            1981/1997     30,000'     Gulf of Mexico     Texaco
-----------------------
Notes:
(1) The ENSCO 100 is under a bareboat charter contract to Smedvig asa which the Company expects will last until the year 2000.
(2) In shipyards for modification and enhancement as of February 1, 1998. The ENSCO 23 and ENSCO 25 are under contract and receive standby compensation.
(3)  Petroleos de Venezuela, S.A.
(4)  ENSCO 20 is managed, but is not owned, by the Company.
--------------------------------------------------------------------------------

The Company operates three types of drilling rigs - jackup rigs, barge rigs and platform rigs.

The Company's drilling rigs consist of engines, drawworks, derricks, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a drive mechanism that turns the drill string and drill bit so that the hole is drilled by grinding subsurface materials, which are then carried to the surface by the drilling fluid. The intended well depth and the drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs are of the independent leg design. The majority of the Company's jackup units are equipped with cantilevers, which allow the rigs to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull includes the drilling rig, jacking system, crews' quarters, storage and loading facilities, helicopter landing pad and related equipment.

Barge rigs are towed to the drilling location and are held in place by anchors while drilling activities are conducted. The Company's barge rigs have all of the crews' quarters, storage facilities and related equipment mounted on floating barges, with the drilling equipment cantilevered from the stern of the barge.

Platform rigs are designed to be temporarily installed on permanently constructed offshore platforms. The platform rig sections are lifted onto the offshore platforms with the use of heavy lift cranes. A platform rig typically stays at a location for a longer period of time than a jackup rig, because several wells can be drilled from a single offshore platform.

The Company is currently constructing three barge rigs for operations in Venezuela and a harsh environment jackup rig capable of operating worldwide. Additionally, the Company is actively working on the design of a semisubmersible drilling rig to address deeper water drilling locations both domestically and internationally.

Over the life of a typical rig, several of the major components are replaced due to normal wear and tear. All of the Company's rigs are in good condition.


     Marine Transportation

The Company has a marine transportation fleet of 37 vessels consisting of five anchor handling tug supply vessels, 24 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. Substantially all of the Company's marine transportation vessels, which had a combined net book value of $39.5 million at December 31, 1997, are pledged as collateral to secure payment of secured term loans with an outstanding balance of $13.7 million at December 31, 1997.

The following table provides, as of February 1, 1998, certain information regarding the Company's marine transportation vessels:

                                  MARINE FLEET

                    No. Of     Year        Horse
     Vessel Type    Vessels    Built       Power       Length       Location
     -----------    -------    -----       -----       ------       --------

     KODIAK - AHTS    2        1983        12,000        225'     Gulf of Mexico
     OTHER- AHTS      3      1975-1983   6,150-8,100  195'-230'   Gulf of Mexico
     SUPPLY          24      1976-1985   1,800-5,800  166'-220'   Gulf of Mexico
     MINI-SUPPLY      8      1981-1984      1,200     140'-146'   Gulf of Mexico

All of the Company's marine transportation vessels are in good condition.

     Other Property

The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company rents office space in Australia, India, Malaysia, The Netherlands, Qatar, Singapore, Thailand and Venezuela.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value (the "common stock"), for each of the last two fiscal years, adjusted for the two-for-one stock split effective September 15, 1997:

                        First      Second        Third      Fourth
                       Quarter     Quarter      Quarter     Quarter     Year
                       -------     -------      -------     -------     ----

   1997 High.......    $29         $28          $39 3/4     $47         $47
   1997 Low........    $20 1/4     $20 15/16    $26 5/16    $28 3/8     $20 1/4

   1996 High.......    $14 9/16    $16 1/2      $18         $25 1/16    $25 1/16
   1996 Low........    $10         $12 11/16    $13 1/4     $15 3/4     $10

The Company's common stock (Symbol: ESV) began trading on the New York Stock Exchange on December 20, 1995, prior to which it was traded on the American Stock Exchange. At February 1, 1998, there were approximately 2,700 stockholders of record of the Company's common stock.

The Company initiated the payment of quarterly cash dividends on its common stock during the third quarter of 1997. Cash dividends paid in each of the third and fourth quarters of 1997 were $.025 per share, for a total of $.05 for the year. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below for the five years in the period ended December 31, 1997 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                        Year Ended December 31,
                                                                       -----------------------
                                                       1997        1996(1)       1995        1994       1993(2)
                                                     --------     --------     --------    --------    --------
                                                                (In millions, except per share amounts)
Statement of Operations Data(3)
   Operating revenues .............................  $  815.1     $  468.8      $ 279.1     $ 245.5     $  227.4
   Operating expenses .............................     321.0        238.3        165.5       144.6        151.2
   Depreciation and amortization ..................     104.8         81.8         58.4        51.8         41.2
                                                     --------     --------      -------     -------      -------
   Operating income ...............................     389.3        148.7         55.2        49.1         35.0
   Other expense ..................................      13.5          6.0          7.9         8.8          6.7
                                                     --------     --------      -------     -------      -------
   Income from continuing operations before income
      taxes and minority interest .................     375.8        142.7         47.3        40.3         28.3
   Provision for income taxes .....................     137.8         44.0          3.4         3.7          5.9
   Minority interest ..............................       3.1          3.3          2.1         3.0          6.9
                                                     --------     --------      -------     -------      -------
   Income from continuing operations ..............     234.9         95.4         41.8        33.6         15.5
   Income from discontinued operations(3) .........        --           --          6.3         3.6          3.5
                                                     --------     --------      -------     -------      -------
   Income before extraordinary item and cumulative
       effect of accounting change ................     234.9         95.4         48.1        37.2         19.0
   Extraordinary item - extinguishment of debt ....      (1.0)          --           --          --           --
   Cumulative effect of accounting change, net
       of minority interest(4) ....................        --           --           --          --         (2.5)
                                                     --------     --------      -------     -------      -------
   Net income .....................................     233.9         95.4         48.1        37.2         16.5
   Preferred stock dividend requirements ..........        --           --           --         2.2          4.3
                                                     --------     --------      -------     -------      -------
   Income applicable to common stock ..............  $  233.9     $   95.4      $  48.1     $  35.0      $  12.2
                                                     ========     ========      =======     =======      =======
   Basic earnings per share:(5)
      Continuing operations ......................   $   1.67     $    .73      $   .35     $   .27      $   .14
      Discontinued operations ....................         --           --          .05         .03          .04
      Extraordinary item .........................       (.01)          --           --          --           --
      Cumulative effect of accounting change .....         --           --           --          --         (.03)
                                                     --------     --------      -------     -------      -------
      Net income per share .......................   $   1.66     $    .73      $   .40     $   .31      $   .15
                                                     ========     ========      =======     =======      =======
   Diluted earnings per share:(5)
      Continuing operations .......................  $   1.64     $    .72      $   .35     $   .27      $   .14
      Discontinued operations .....................        --           --          .05         .03          .04
      Extraordinary item ..........................      (.01)          --           --          --           --
      Cumulative effect of accounting change ......        --           --           --          --         (.03)
                                                     --------     --------      -------     -------      -------
      Net income per share ........................  $   1.64     $    .72      $   .40     $   .30      $   .15
                                                     ========     ========      =======     =======      =======
   Weighted average common shares outstanding:(5)
      Basic .......................................     141.0        131.5        119.9       114.4         79.3
      Diluted .....................................     142.9        133.1        120.8       115.4         79.9

   Cash dividends per common share ................  $    .05     $     --      $    --     $    --      $    --
                                                     ========     ========      =======     =======      =======
Balance Sheet Data
   Working capital ................................  $  316.2     $  107.5      $  78.9     $ 129.2      $ 124.6
   Total assets ...................................   1,772.0      1,315.4        821.5       773.1        689.3
   Long-term debt, net of current portion .........     400.8        258.6        159.2       162.5        126.0
   $1.50 preferred stock ..........................        --           --           --          --         71.0
   Stockholders' equity ...........................   1,076.7        845.9        531.2       488.0        383.9

--------------------------------------------------------------------------------
(1) The Company acquired Dual on June 12, 1996. Statement of Operations Data include the results of Dual from the acquisition date.
(2) The Company completed the step acquisition of Penrod Holding Corporation ("Penrod") in August 1993.
(3) The Company sold its  technical  services segment  in 1995 and its   supply
    segment  in  1993.   Results  of  the  technical  services  segmentand  the
    supply segment have been reclassified for comparative purposes. The 1995 results include a gain of $5.2 million in connection with the sale of the technical services segment and the 1993 results include a gain of $2.1
    million in connection with the sale of the supply segment.   See Note 12 to
    the Company's Consolidated Financial Statements.
(4) Effective  January 1, 1993,    Penrod   adopted   Statement   of  Financial
    Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
(5) Earnings per share amounts and weighted average common shares outstanding have been restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share." These amounts have also been adjusted for the two-for-one stock split effective September 15, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

       ENSCO International Incorporated ("ENSCO" or the "Company") is one of the leading international providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe, Asia Pacific and South America.

       Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       Worldwide drilling activity remained strong in 1997, with industry publications indicating exploration and production spending increases in excess of 10% for the second consecutive year. Demand for offshore drilling rigs exceeded supply in many markets, pushing day rates higher. Technological advancements have played a major role in reducing the cost of finding and developing reserves, thereby contributing to the demand for offshore drilling rigs. In response to increased demand, several drilling contractors are currently constructing or have announced plans to construct new drilling rigs, most of which are designed to address deep-water applications beyond the capability of jackup rigs. The Company believes that unless oil and natural gas prices are depressed for a sustained period of time, worldwide demand for offshore drilling rigs will remain strong for the foreseeable future, and additional drilling rigs will be needed to meet this increased demand.

Results of Operations

       The Company achieved another successive year of record results in 1997. Compared to 1996, revenues increased 74% to $815.1 million, operating income increased 162% to $389.3 million and net income increased 145% to $233.9 million. The improved results reflect the contribution from the acquisition of DUAL DRILLING COMPANY ("Dual") in June 1996 and the sustained increase in demand for offshore drilling rigs and marine transportation equipment which propelled day rates and utilization to higher levels in 1997.

       In 1996, revenues increased 68% to $468.8 million, operating income increased 169% to $148.7 million and net income increased 98% to $95.4 million as compared to 1995. These improvements are the result of increased day rates and utilization and the added contribution from the Dual acquisition. ENSCO acquired Dual in a purchase acquisition on June 12, 1996. The Company's consolidated financial statements include the results of Dual from the acquisition date. The acquired Dual operations consisted of a fleet of 20 offshore drilling rigs, including ten jackup rigs and ten platform rigs. Two of the platform rigs were retired in 1996 and another platform rig, located off the coast of China, is managed, but not owned, by the Company.

       The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 1997 (in millions):

                                                       1997      1996      1995
                                                      ------    ------    ------
  Operating Results
        Revenues.....................................$ 815.1   $ 468.8   $ 279.1
        Operating margin.............................  508.4     241.5     123.2
        Operating income.............................  389.3     148.7      55.2
        Other expense ...............................   13.5       6.0       7.9
        Provision for income taxes...................  137.8      44.0       3.4
        Minority interest............................    3.1       3.3       2.1
        Income from continuing operations............  234.9      95.4      41.8
        Income from discontinued operations..........     --        --       6.3
        Extraordinary item - extinguishment of debt..   (1.0)       --        --
        Net income...................................  233.9      95.4      48.1

      The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 1997 (in millions):

                                                        Year Ended December 31,
                                                       ------------------------
                                                        1997      1996    1995
                                                       ------    ------  ------
Revenues
      Contract drilling
           Jackup rigs
                North America......................    $357.9    $197.2   $119.3
                Europe.............................     173.8      91.8     59.5
                Asia Pacific(1)....................      80.0      23.8       --
                                                       ------    ------   ------
                     Total jackup rigs.............     611.7     312.8    178.8
           Barge rigs - South America..............      82.8      75.5     62.0
           Platform rigs (1).......................      26.4      20.3       --
                                                       ------    ------   ------
                     Total contract drilling.......     720.9     408.6    240.8
                                                       ------    ------   ------

      Marine transportation
           AHTS (2)................................      22.2      16.1     14.4
           Supply..................................      60.9      36.5     20.1
           Mini-supply.............................      11.1       7.6      3.8
                                                       ------    ------   ------
                     Total marine transportation...      94.2      60.2     38.3
                                                       ------    ------   ------

                          Total....................    $815.1    $468.8   $279.1
                                                       ======    ======   ======

Operating Margin (3)
      Contract drilling
           Jackup rigs
                North America......................    $240.8    $106.4   $ 46.4
                Europe.............................     117.7      40.3     23.1
                Asia Pacific (1)....................     36.2       7.9       --
                                                       ------    ------   ------
                     Total jackup rigs..............    394.7     154.6     69.5
           Barge rigs - South America...............     48.7      49.0     39.0
           Platform rigs (1)........................      8.0       5.5      ---
                                                       ------    ------   ------
                     Total offshore rigs............    451.4     209.1    108.5
           Land rigs (4)............................       --        .7     (.2)
                                                       ------    ------   ------
                     Total contract drilling .......    451.4     209.8    108.3
                                                       ------    ------   ------

      Marine transportation
           AHTS (2).................................     12.6       8.1      7.4
           Supply...................................     38.0      20.0      6.7
           Mini-supply..............................      6.4       3.6       .8
                                                       ------    ------   ------
                     Total marine transportation....     57.0      31.7     14.9
                                                       ------    ------   ------

                          Total.....................   $508.4    $241.5   $123.2
                                                       ======    ======   ======

(1) The Company acquired its Asia Pacific and Platform rigs in the June 1996 Dual acquisition.
(2) Anchor handling tug supply vessels.
(3) Defined  as  operating  revenues  less  operating  expenses,   exclusive  of
    depreciation and amortization and general and administrative expenses.
(4)The Company sold all but one of its land rigs in 1994. The remaining land rig was sold in July 1996.

      Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

      Contract Drilling. The Company's contract drilling segment currently consists of 36 jackup rigs, ten barge rigs and eight platform rigs. The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 1997, 1996 and 1995.

                                                          1997     1996     1995
                                                          ----     ----     ----
            Jackup rigs:
                    North America......................   22       23       18
                    Europe.............................    7        6        6
                    Asia Pacific .......................   7(1)     6(1)    --
                                                          ----     ----     ----
                            Total jackup rigs ..........  36       35       24
            Barge rigs - South America..................  10       10       10
            Platform rigs...............................   8(2)     8(2)    --
                                                          ----     ----     ----
                            Total.......................  54       53       34
                                                          ====     ====     ====


    (1) Includes one jackup rig operated by the Company that was previously 49% owned. The Company acquired the remaining 51% interest in May 1997.
    (2) Seven are located in the Gulf of Mexico and one, which is not owned but is operated under a management contract, is located off the coast of China.

     The Company's North America jackup and platform rigs operate under relatively short-term agreements with contract durations normally not exceeding six months. Four of the Company's seven Europe jackup rigs are committed under contract to a joint venture of major oil and gas exploration companies and are expected to continue to work under these contracts at least through 1999, however, the joint venture may terminate any of the contracts with six month's notice. The Company's Asia Pacific jackup rigs generally operate under contracts with one to two year terms. The Company's ten barge rigs in Venezuela operate under long-term contracts for Petroleos de Venezuela, S.A. ("PDVSA"), Venezuela's national oil company, that expire in 1998 and 1999. The contracts on the barge rigs afford PDVSA the option to buy each of the rigs during or at the end of the contracts. The Company is currently in discussions with PDVSA to extend the four contracts expiring in 1998. The Company currently believes that it will be able to secure new contracts with PDVSA or another operator in Venezuela at rates similar to those currently being received. If PDVSA were to exercise their option to purchase any of the rigs, the Company would recognize a gain on the sale.

     In 1997, revenues from the contract drilling segment increased $312.3 million, or 76%, and operating margin increased $241.6 million, or 115%, from 1996. The increase in revenues and operating margin is primarily attributable to an increase in average day rates, which increased 52% for the contract drilling segment overall. In addition, revenues increased approximately $90.7 million as a result of a full year of operations of the rigs acquired in the Dual acquisition and other rig acquisitions in 1996 and 1997. The Company's contract drilling operating margin was negatively impacted by an increase in operating expenses of $70.7 million in 1997 as compared to 1996. Approximately $41.3 million, or 58%, of the increase in operating expenses resulted from a full year of operations of the rigs acquired in the Dual acquisition and other rig acquisitions in 1996 and 1997. The remaining increase in operating expenses is primarily due to higher wages, benefits and training costs for offshore rig workers and increased oilfield equipment and materials costs. In general, as the demand for offshore drilling services has increased, so has the demand for qualified personnel and oilfield supply equipment which are fundamental to the Company's operations, therefore, resulting in cost increases. The Company places significant importance on managing its operations efficiently to minimize the effects of these cost increases.

     In 1996, revenues from the contract drilling segment increased $167.8 million, or 70%, and operating margin increased $101.5 million, or 94%, from 1995. The increase in revenues and operating margin is primarily attributable to a 22% increase in average day rates and an increase in utilization, to 90% in 1996 from 86% in 1995. In addition, revenues increased approximately $70.7 million as a result of the rigs acquired in the Dual acquisition. Operating expenses in 1996 increased $66.3 million over 1995 levels, with $41.5 million, or 63%, of this increase being attributable to the rigs acquired in the Dual acquisition. Additionally, 1996 operating expenses increased over 1995 levels due primarily to a four percent increase in utilization, higher wages and benefits and increased oilfield equipment and materials costs.

    North America Jackup Rigs

      In 1997, revenues for North America jackup rigs increased $160.7 million, or 81%, and operating margin increased $134.4 million, or 126%, as compared to 1996. The increase in revenues and operating margin is primarily attributable to a 67% increase in average day rates in 1997, and an increase in utilization to 96% in 1997 from 93% in 1996. In addition, the 1997 results benefitted from a full year of operations from the rigs acquired in the Dual acquisition, contributing an additional $28.0 million in revenues and $18.2 million in operating margin from the prior year results.

      In 1996, revenues increased $77.9 million, or 65%, and operating margin increased $60.0 million, or 129%, as compared to 1995. These increases were primarily due to an increase in average day rates of approximately 35% from the prior year. In addition, the North America jackup rigs acquired in the Dual acquisition contributed $26.7 million in revenues and $15.7 million in operating margin in 1996, representing 34% and 26% of the respective increases.

    Europe Jackup Rigs

      In 1997, revenues for Europe jackup rigs increased $82.0 million, or 89%, and operating margin increased $77.4 million, or 192%, as compared to 1996. The increase in revenues and operating margin is primarily due to an increase in average day rates of 67% in 1997, and an increase in utilization to 100% in 1997 from 88% in 1996. Three of the Europe jackup rigs were in a shipyard for modifications and enhancements during part of 1996 resulting in lower utilization. In December 1997, the Company acquired a harsh environment, Gorilla class, jackup rig currently located in the Norwegian sector of the North Sea. The Company will bareboat charter the rig to Smedvig asa, the seller of the rig, which charter the Company expects will last until the year 2000.

      In 1996, revenues increased by $32.3 million, or 54%, and operating margin increased by $17.2 million, or 74%, as compared to 1995. These increases were primarily due to an increase in utilization to 88% in 1996 from 73% in 1995, and a 12% increase in average day rates. Two of the Company's Europe jackup rigs were off contract undergoing modifications and enhancements for the majority of 1995 and an additional jackup rig, acquired in March 1995, was operated under bareboat charter for all of 1995.

    Asia Pacific Jackup Rigs

      The Company's Asia Pacific jackup rigs are deployed in various locations throughout Southeast Asia, the Middle East and Australia. Prior to the Dual acquisition in June 1996, the Company had no operations in the Asia Pacific region. Consequently, the increase in revenues and operating margin in 1997, as compared to 1996, is significantly enhanced as a result of the partial year of operations in 1996. Additionally, the Company purchased a jackup rig located in Southeast Asia in November 1996, relocated another jackup rig from the Gulf of Mexico to Southeast Asia in the first quarter of 1997, and purchased the remaining 51% interest in a jointly-owned jackup rig in May 1997.

      In 1997, revenues for the Asia Pacific jackup rigs increased $56.2 million, or 236%, and operating margin increased $28.3 million, or 358%, from 1996. Average day rates increased 47% in 1997 while utilization decreased to 79% in 1997 from 86% in 1996. The decrease in utilization in 1997 is due to shipyard downtime. During 1997, all of the Asia Pacific jackup rigs were in a shipyard, or mobilizing to a shipyard, for a portion of the year for modifications and enhancements. Two of the Asia Pacific jackup rigs that were previously working off the coast of India entered the shipyard in late 1997 for modifications and enhancements and are expected to return to service by the middle of 1998.

    South America Barge Rigs

      In 1997, revenues increased $7.3 million, or 10%, while operating margin remained flat as compared to 1996. The lack of increase in operating margin, despite the increase in revenues, is primarily due to the structure of the Company's contracts with PDVSA. Under these contracts, the Company is reimbursed through its day rate for inflationary cost increases in Venezuela, therefore, the increase in revenues effectively reimburses the Company for cost increases. Certain of these contracts expire in 1998 and 1999 as discussed above.

     In 1996, revenues increased $13.5 million, or 22%, and operating margin increased $10.0 million, or 26%, as compared to 1995. The increase in revenues and operating margin is primarily due to an increase in utilization, to 91% in 1996 from 86% in 1995, and an increase in average day rates of approximately 15% from the prior year. The increase in utilization primarily results from the return to work of two barge rigs, the ENSCO V and VI, in May and July of 1996, after being in the shipyard for modifications and enhancements for the majority of 1995. The increase in day rates, revenues and operating margin was partially attributable to the receipt of retroactive inflationary cost increases that related to prior periods.

      Marine Transportation. The Company currently has a marine transportation fleet of 37 vessels, consisting of five anchor handling tug supply vessels, 24 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are located in the Gulf of Mexico. Contract durations for the Company's marine transportation vessels are relatively short-term and normally do not exceed six months.

      In 1997, revenues for the Company's marine transportation segment increased $34.0 million, or 56%, and operating margin increased $25.3 million, or 80%, as compared to 1996. The increase in revenues and operating margin is due to an approximate $2,700, or 53%, increase in average day rates in 1997 and an increase in utilization to 91% in 1997 from 89% in 1996.

     Revenues and operating margin for the Company's marine transportation segment increased $21.9 million, or 57%, and $16.8 million, or 113%, respectively, in 1996 as compared to 1995, due primarily to increased utilization and day rates for the Company's supply vessels.

      Depreciation and Amortization. In 1997, depreciation and amortization expense increased $23.0 million, or 28%, as compared to 1996. The increase in depreciation and amortization is primarily due to a full year of depreciation and goodwill amortization on the assets acquired in the Dual acquisition, as well as additional depreciation from other asset acquisitions and modifications and enhancements to existing assets. In 1996, depreciation and amortization expense increased by $23.4 million, or 40%, from 1995 due primarily to depreciation and amortization associated with the Dual acquisition, depreciation associated with major modifications and enhancements to various rigs and vessels and depreciation on six supply vessels purchased in late 1995.

      The Company recently completed economic and engineering evaluations of its drilling rigs and marine vessels and concluded that the useful lives of its drilling rigs and marine vessels should be extended in order to provide a better matching of revenues and depreciation expense over the economic useful lives of the assets. As a result, effective January 1, 1998, the useful lives of the Company's drilling rigs and marine vessels will be extended, on average, approximately five years, which will result in lower annual depreciation expense.

     General and Administrative. General and administrative expenses, as a percentage of revenues, were 1.8%, 2.3% and 3.4% for the three years ended December 31, 1997, 1996 and 1995, respectively. In 1997, general and administrative expenses increased $3.3 million, or 30%, as compared to 1996, due primarily to a full year of expense for the additional personnel added in conjunction with the Dual acquisition and higher performance based compensation and benefits costs. In 1996, general and administrative expenses increased $1.4 million, or 15%, as compared to 1995, due primarily to additional personnel added in the Dual acquisition and increased performance based compensation and benefits costs.

     Other Income (Expense). Other income (expense) for each of the three years in the period ended December 31, 1997 is as follows (in millions):

                                            1997          1996           1995
                                           ------        ------         ------

      Interest income .................    $  7.4        $  4.5         $  6.3
      Interest expense, net ...........     (21.4)        (20.8)         (16.6)
      Other, net ......................        .5          10.3            2.4
                                           ------        ------         ------
                                           $(13.5)       $ (6.0)        $ (7.9)
                                           ======        ======         ======

      Other expense increased in 1997 as compared to 1996 due primarily to non-recurring income items recorded in "Other, net" in 1996 offset, in part, by additional interest income from higher outstanding cash balances. The 1996 non-recurring income items include a $6.4 million litigation settlement as discussed in Note 8 to the Consolidated Financial Statements and $2.9 million from the disposition of securities previously received from the sale of the Company's technical services operations as discussed in Note 12 to the Consolidated Financial Statements. Other expense decreased in 1996 as compared to 1995, due primarily to the non-recurring income items discussed above offset, in part, by an increase in net interest expense due primarily to additional debt assumed in the Dual acquisition.

      Provision for Income Taxes. For the years ended December 31, 1997, 1996 and 1995 the Company recorded provisions for income taxes of $137.8 million, $44.0 million and $3.4 million, resulting in effective tax rates of 36.7%, 30.8% and 7.2%, respectively. The Company's provision for income taxes increased significantly in 1997 as compared to 1996 due primarily to the increased profitability of the Company and the recognition, in 1996, of the remaining net operating losses for financial reporting purposes. The increase in the provision for income taxes in 1996 as compared to 1995 is due primarily to the increased profitability of the Company and the release of a larger amount of the valuation allowance on the Company's net operating losses in 1995. The Company's effective tax rate varies between years due primarily to the Company's level of profitability, the expected utilization or non-utilization of U.S. net operating loss carryforwards and foreign taxes. See Note 7 to the Company's Consolidated Financial Statements.

      Income from Discontinued Operations. Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company, for total consideration of $19.8 million, including liabilities of $1.9 million assumed by the purchaser. As a result of this transaction, the Company's financial statements were reclassified to present the Company's technical services segment as a discontinued operation. Included in the 1995 Income from Discontinued Operations is a gain on the sale of the technical services business of $5.2 million and income from operations of the technical services business for the nine months ended September 30, 1995. Revenues from the technical services operations were $13.4 million in 1995. See Note 12 to the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

      Cash Flow from Operations and Capital Expenditures.
      ---------------------------------------------------
                                                        Year Ended December 31,
                                                      --------------------------
                                                        1997      1996    1995
                                                      -------   -------  -------
                                                            (in millions)

      Cash flow from operations ....................  $ 336.6   $ 198.6  $  84.6
                                                      =======   =======  =======
      Capital expenditures, excluding discontinued
        operations and Dual acquisition:
           Sustaining ..............................  $  30.6   $  19.3  $  11.3
           Enhancements ............................    131.8      99.4    109.7
           Acquisitions .............................   119.9      57.3     22.2
                                                      -------   -------  -------
                                                      $ 282.3   $ 176.0  $ 143.2
                                                      =======   =======  =======

      In 1997, cash flow from operations increased $138.0 million, or 69%, as compared to 1996. The 1997 increase in cash flow from operations is primarily a result of improved operating results offset, in part, by cash used for working capital changes. In 1996, cash flow from operations increased $114.0 million, or 135%, as compared to 1995, due primarily to improved operating results.

      As part of the Company's ongoing enhancement program, approximately $341.0 million has been invested over the last three years in upgrading the capability and extending the service lives of the Company's drilling rigs and marine vessels. In addition, the Company has added to its fleet of drilling rigs through acquisitions. In December 1997, the Company acquired a harsh environment, Gorilla class, jackup rig located in the North Sea and, in May 1997, purchased the remaining 51% interest of a previously jointly-owned jackup rig located in Southeast Asia. In 1996, the Company acquired a jackup rig located in Southeast Asia and made the final payment on a jackup rig, purchased in 1995, which is located in the North Sea. Not included in the cash expenditure amounts above is the 10.1 million shares (20.1 million shares giving effect to the two-for-one stock split effective September 15, 1997) of common stock, valued at $218.4 million, issued in the acquisition of Dual.

      The Company recently announced the construction of three new barge rigs for Lake Maracaibo, Venezuela, which are tied to five-year contracts with an affiliate of Chevron Corporation. The drilling rigs will be constructed at an estimated aggregate cost of $105.0 million and are projected to be delivered in early 1999. The Company also recently announced the construction of a new international class harsh environment jackup rig. The rig, an enhanced KFELS MOD V, is scheduled for delivery by January 2000 at a total cost of approximately $130.0 million.

     Management anticipates that capital expenditures will be approximately $40.0 to $50.0 million for existing operations and $150.0 to $200.0 million for upgrades and enhancements in 1998. In addition, the Company plans to spend approximately $150.0 million in 1998 for the new construction projects discussed above. The Company may spend additional funds to construct or acquire rigs or vessels in 1998 depending on market conditions and opportunities.

     Financing and Capital Resources. The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):

                                                        At December 31,
                                               ---------------------------------
                                                  1997         1996       1995
                                               --------     --------     -------
      Long-term debt .......................   $  400.8     $  258.6     $ 159.2
      Total capital ........................    1,477.5      1,104.5       690.4
      Long-term debt to total capital ......      27.1%        23.4%       23.1%

     The increase in long-term debt in 1997 as compared to 1996 is primarily due to the issuance of $300.0 million of unsecured debt in a November 1997 public debt offering. The debt offering consisted of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). The Notes and the Debentures were issued pursuant to a $500.0 million universal shelf registration statement filed with the Securities and Exchange Commission in October 1997. The net proceeds from the offering totaled approximately $287.8 million after selling and underwriting discounts and the settlement of interest rate hedges. Approximately $75.0 million of the net proceeds were used to retire the Company's revolving credit facility and $103.2 million of the net proceeds were used to acquire a harsh environment, Gorilla class, jackup rig. The Company recorded an extraordinary charge in the fourth quarter of 1997 for $1.0 million, net of income taxes, to write-off the remaining deferred financing costs associated with the revolving credit facility. The increase in long-term debt in 1996 as compared to 1995 primarily relates to $129.0 million of debt assumed in the acquisition of Dual offset, in part, by scheduled repayments of existing debt. See Note 4 to the Company's Consolidated Financial Statements.

     The total capital of the Company increased in 1997 as compared to 1996 due to the profitability of the Company in 1997 and the increase in long-term debt. Total capital increased in 1996 as compared to 1995, due primarily to the issuance of shares of the Company's common stock in the Dual acquisition, the net increase in long-term debt and the profitability of the Company in 1996.

     The Company's liquidity position is summarized in the table below (in millions, except ratios):

                                                          At December 31,
                                                  ------------------------------
                                                   1997         1996       1995
                                                  ------       ------    -------

       Cash and short-term investments .....      $262.2      $  80.7    $  82.1
       Working capital .....................       316.2        107.5       78.9
       Current ratio .......................         3.4          2.0        1.9

     Based on the current financial condition of the Company, management believes cash flow from operations and the Company's working capital should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future. The Company may also obtain a new unsecured revolving line of credit to supplement its existing cash flow for capital spending projects. In addition, the Company has the ability to issue up to $200.0 million in debt securities, preferred stock or common stock under the shelf registration statement filed in October 1997.

Year 2000 Issue

       The Company has developed a task force that is currently working to ascertain and resolve the potential problems associated with the Year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

Market Risk

       The Company occasionally uses financial instruments to hedge against its exposure to changes in foreign currencies and interest rates. The Company does not use financial instruments for trading purposes. The Company predominantly structures its contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk. See Note 11 to the Consolidated Financial Statements.

Outlook and Forward-Looking Statements

     The Company believes the demand for offshore drilling equipment will remain strong through 1998. Published estimates of exploration and production spending by oil and gas companies in 1998 indicate projected increases of approximately 10% over 1997 spending levels. Although the Company believes that demand for its equipment should remain strong, factors beyond the Company's control could adversely affect future market conditions. Such factors include, but are not limited to, a decline in the rate of worldwide economic growth leading to a reduction in demand for energy, and depressed oil and natural gas prices for a sustained period of time resulting in deferrals or cutbacks in exploration and production spending.

      In response to the current and anticipated increase in demand, the Company is currently constructing three new barge rigs for Venezuela and one new harsh environment jackup rig. The Company also has an option, which expires in the third quarter of 1998, to build a second harsh environment jackup rig. In addition to new construction, the Company currently intends to perform major upgrades to five of its jackup rigs in 1998. Additionally, the Company is actively working on the design of a semisubmersible drilling rig that the Company intends to market to oil companies for deeper water drilling locations both domestically and internationally.

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling,
(iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

                              REPORT OF MANAGEMENT

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

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the independent accountants. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that, as of December 31, 1997, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

       As part of management's responsibility for monitoring compliance with established policies and procedures, it relies on, among other things, audit procedures performed by corporate auditors and independent accountants to give assurance that established policies and procedures are adhered to in all areas subject to their audits. The Board of Directors, operating through its Audit Committee composed solely of outside directors, meets periodically with management and the independent accountants for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Audit Committee and independent accountants have unrestricted access to one another to discuss their findings.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  Price Waterhouse LLP

Dallas, Texas
January 28, 1998

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in millions, except per share data)

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   1997        1996       1995
                                                  ------      ------     ------
REVENUES
     Contract drilling ........................   $720.9      $408.6     $240.8
     Marine transportation ....................     94.2        60.2       38.3
                                                  ------      ------     ------
                                                   815.1       468.8      279.1
                                                  ------      ------     ------
OPERATING EXPENSES
     Contract drilling ........................    269.5       198.8      132.5
     Marine transportation ....................     37.2        28.5       23.4
     Depreciation and amortization ............    104.8        81.8       58.4
     General and administrative ...............     14.3        11.0        9.6
                                                  ------      ------     ------
                                                   425.8       320.1      223.9

OPERATING INCOME ..............................    389.3       148.7       55.2
                                                  ------      ------     ------
OTHER INCOME (EXPENSE)
     Interest income ..........................      7.4         4.5        6.3
     Interest expense, net ....................    (21.4)      (20.8)     (16.6)
     Other, net ...............................       .5        10.3        2.4
                                                  ------      ------     ------
                                                   (13.5)       (6.0)      (7.9)
                                                  ------      ------     ------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST ..    375.8       142.7       47.3

PROVISION FOR INCOME TAXES
     Current income taxes .....................     82.1         5.4        3.8
     Deferred income taxes ....................     55.7        38.6        (.4)
                                                  ------      ------     ------
                                                   137.8        44.0        3.4
MINORITY INTEREST .............................      3.1         3.3        2.1
                                                  ------      ------     ------

INCOME FROM CONTINUING OPERATIONS .............    234.9        95.4       41.8

INCOME FROM DISCONTINUED OPERATIONS ...........       --          --        6.3

EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT ...     (1.0)         --         --
                                                  ------      ------     ------

NET INCOME ....................................   $233.9      $ 95.4     $ 48.1
                                                  ======      ======     ======

BASIC EARNINGS PER SHARE
     Continuing operations ....................   $ 1.67      $  .73     $  .35
     Discontinued operations ..................       --          --        .05
     Extraordinary item .......................     (.01)         --         --
                                                  ------      ------     ------
     Net income ...............................   $ 1.66      $  .73     $  .40
                                                  ======      ======     ======

DILUTED EARNINGS PER SHARE
     Continuing operations ....................   $ 1.64      $  .72     $  .35
     Discontinued operations ..................       --          --        .05
     Extraordinary item .......................     (.01)         --         --
                                                  ------      ------     ------
     Net income ...............................   $ 1.64      $  .72     $  .40
                                                  ======      ======     ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic ....................................    141.0       131.5      119.9
     Diluted ..................................    142.9       133.1      120.8

CASH DIVIDENDS PER COMMON SHARE ...............   $  .05      $   --     $   --
                                                  ======      ======     ======

   The accompanying notes are an integral part of these financial statements.

                               ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                   (in millions, except for share amounts)




                                                                                 December 31,
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
                                                ASSETS
  CURRENT ASSETS
     Cash and cash equivalents .......................................     $  262.2        $   80.7
     Accounts and notes receivable, net ..............................        157.2           111.0
     Prepaid expenses and other ......................................         27.7            19.7
                                                                           --------        --------
         Total current assets ........................................        447.1           211.4
                                                                           --------        --------

  PROPERTY AND EQUIPMENT, AT COST ....................................      1,534.1         1,248.9
     Less accumulated depreciation ...................................        357.0           257.3
                                                                           --------        --------
         Property and equipment, net .................................      1,177.1           991.6
                                                                           --------        --------

  OTHER ASSETS, NET ..................................................        147.8           112.4
                                                                           --------        --------
                                                                           $1,772.0        $1,315.4
                                                                           ========        ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable ................................................     $    7.8        $   11.5
     Accrued liabilities .............................................         93.8            57.5
     Current maturities of long-term debt ............................         29.3            34.9
                                                                           --------        --------
         Total current liabilities ...................................        130.9           103.9
                                                                           --------        --------

  LONG-TERM DEBT .....................................................        400.8           258.6

  DEFERRED INCOME TAXES ..............................................        128.2            73.0

  OTHER LIABILITIES ..................................................         24.4            25.5

  MINORITY INTEREST ..................................................         11.0             8.5

  COMMITMENTS AND CONTINGENCIES ......................................

  STOCKHOLDERS' EQUITY
     First preferred stock, $1 par value, 5.0 million shares authorized,
         none issued .................................................           --              --
     Preferred stock, $1 par value, 15.0 million shares authorized,
         none issued .................................................           --              --
     Common stock, $.10 par value, 250.0 million shares authorized,
         155.2 million and 77.2 million shares issued ................         15.5             7.7
     Additional paid-in capital ......................................        841.3           835.4
     Retained earnings ...............................................        298.6            71.8
     Restricted stock (unearned compensation) ........................         (6.8)           (4.9)
     Cumulative translation adjustment ...............................         (1.1)           (1.1)
     Treasury stock, at cost, 13.0 million and 6.3 million shares ....        (70.8)          (63.0)
                                                                           --------        --------
            Total stockholders' equity ...............................      1,076.7           845.9
                                                                           --------        --------
                                                                           $1,772.0        $1,315.4
                                                                           ========        ========

   The accompanying notes are an integral part of these financial statements.

                       ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in millions)

                                                                              Year Ended December 31,
                                                                        ----------------------------------
                                                                         1997          1996          1995
                                                                        ------        ------        ------
OPERATING ACTIVITIES
     Net income ..................................................      $233.9        $ 95.4        $ 48.1
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization ...........................       104.8          81.8          58.4
         Deferred income tax provision (benefit) .................        55.7          38.6           (.4)
         Amortization of other assets ............................         8.6           4.4           3.4
         Discontinued operations .................................          --            --          (5.0)
         Other ...................................................         (.7)          (.4)         (1.2)
         Changes in operating assets and liabilities:
            Increase in accounts receivable ......................       (46.7)        (28.6)        (23.5)
            (Increase) decrease in prepaid expenses and other ....       (33.3)          1.0           4.3
            Increase (decrease) in accounts payable ..............        (9.1)           .9          (3.8)
            Increase in accrued and other liabilities ............        23.4           5.5           4.3
                                                                        ------        ------       -------
               Net cash provided by operating activities .........       336.6         198.6          84.6
                                                                        ------        ------       -------

INVESTING ACTIVITIES
     Additions to property and equipment .........................      (282.3)       (176.0)       (143.2)
     Net cash acquired in Dual acquisition .......................          --           8.5            --
     Net proceeds from sales of discontinued operations ..........          --           5.1          11.8
     Sale of short-term investments, net .........................          --           5.0            .8
     Proceeds from disposition of assets .........................         2.1           5.3           1.1
     Other .......................................................          .6           2.0          (2.4)
                                                                        ------        ------        ------
               Net cash used by investing activities .............      (279.6)       (150.1)       (131.9)
                                                                        ------        ------        ------

FINANCING ACTIVITIES
     Long-term borrowings ........................................          --          59.0          24.0
     Reduction of long-term borrowings ...........................      (160.0)        (85.4)        (40.7)
     Net proceeds from public debt offering ......................       287.8            --            --
     Pre-acquisition purchase of Dual debt .......................          --         (18.1)           --
     Repurchase of common stock ..................................          --            --          (7.2)
     Cash dividends paid .........................................        (7.1)           --            --
     Tax benefit from stock compensation .........................         5.2            --            --
     Reduction in restricted cash ................................         1.6            --            --
     Other .......................................................        (3.0)          (.4)           .4
                                                                        ------        ------        ------
               Net cash provided (used) by financing activities ..       124.5         (44.9)        (23.5)
                                                                        ------        ------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       181.5           3.6         (70.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................        80.7          77.1         147.9
                                                                        ------        ------        ------

CASH AND CASH EQUIVALENTS, END OF YEAR ...........................      $262.2        $ 80.7        $ 77.1
                                                                        ======        ======        ======


      The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business

         ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company owns or operates 54 offshore drilling rigs including 36 jackup rigs, ten barge rigs and eight platform rigs, as well as a fleet of 37 oilfield support vessels.

         The Company's operations are concentrated in the geographic regions of North America, Europe, South America and Asia Pacific. In North America, the Company's offshore fleet consists of 22 jackup rigs, seven platform rigs and 37 oilfield support vessels, all located in the Gulf of Mexico. The Company's European operations consist of seven jackup rigs currently deployed in the United Kingdom, Dutch, and Norwegian sectors of the North Sea. In South America, the Company's fleet consists of ten barge rigs located in Venezuela. In Asia Pacific, the fleet consists of seven jackup rigs deployed in various locations and one platform rig that is not owned, but is operated by the Company under a management contract. All of the Company's domestic and foreign operations are conducted through wholly owned subsidiaries, with the exception of the Company's Venezuelan operations in which the Company holds an 85% interest and a locally owned private company owns the remaining 15%.

        The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide expenditures for oil and gas drilling, particularly in the Gulf of Mexico where the Company has a large concentration of its rigs and vessels. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

    Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

    Cash Equivalents

         The Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

    Foreign Currency Translation

         The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process applicable to foreign subsidiaries are reflected in the consolidated statement of income. Translation gains and losses were insignificant for all years in the three year period ended December 31, 1997. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of equity.

    Property and Equipment

         Depreciation on drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight line method over estimated useful lives ranging from 4 to 19 years. Depreciation for other equipment and for buildings and improvements is computed using the straight line method over estimated useful lives ranging from 2 to 6 years and 2 to 30 years, respectively. Depreciation on drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 10 to 15 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle.

         Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

    Goodwill

         Goodwill arising from acquisitions is amortized on the straight-line basis over periods ranging from 10 to 40 years. Amortization of goodwill was $3.1 million, $1.7 million and $0.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Goodwill, net of accumulated amortization, was $116.7 million and $106.2 million at December 31, 1997 and 1996, respectively, and is included in Other Assets, Net. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $7.3 million and $4.2 million, respectively. On a periodic basis, the Company estimates the undiscounted future cash flows to be generated by the assets acquired to ensure the carrying value of goodwill has not been impaired.

    Impairment of Assets

         The Company evaluates the carrying value of its long-lived assets, consisting primarily of property and equipment and goodwill, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset.

    Revenue Recognition

         The Company's drilling and marine services contracts generally provide for payment on a day rate basis, and revenues are recognized as the work is performed.

    Income Taxes

         Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

    Minority Interest

         The Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"), in which the Company owns an 85% equity interest. Minority interest expense for the three years in the period ended December 31, 1997 reflects the minority shareholder's 15% equity interest in Caribbean. The minority shareholder is also entitled to an additional 15% of the net proceeds from any future sale of rigs currently owned by Caribbean.

    Stock-Based Employee Compensation

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in 1996. Under the provisions of SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 6 "Employee Benefit Plans" for the required disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No 123.

    Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes new requirements for computing and presenting earnings per share information. The Company, as required, adopted this statement in the fourth quarter of 1997. Accordingly, all earnings per share and weighted average common shares outstanding information presented in these financial statements and footnotes have been restated to conform to the new statement. For each of the three years in the period ended December 31, 1997, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1997    1996     1995
                                                          -----   -----    -----

   Weighted average common shares outstanding (basic) .. 141.0 131.5 119.9 Potentially dilutive common shares:
      Restricted stock grants ..........................     .5      .5       .4
      Stock options ....................................    1.4     1.1       .5
                                                          -----   -----    -----
   Weighted average common shares outstanding (diluted).  142.9   133.1    120.8
                                                          =====   =====    =====

         All earnings per share amounts and weighted average common shares outstanding have been adjusted to reflect the two-for-one stock split effective September 15, 1997. See Note 5 "Stockholders' Equity."

    Reclassifications

         Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

2.    ACQUISITION OF DUAL DRILLING COMPANY ("DUAL")

     On June 12, 1996, the Company acquired Dual pursuant to an Agreement and Plan of Merger among the Company, a wholly owned subsidiary of the Company and Dual. The acquisition was approved on that date by Dual stockholders who received 0.625 shares (1.25 shares giving effect to the two-for-one stock split effective September 15, 1997) of the Company's common stock for each share of Dual common stock. The Company issued approximately 10.1 million shares (20.1 million shares post split) of its common stock to Dual stockholders in connection with the acquisition, resulting in an acquisition price of approximately $218.4 million.

     The acquisition of Dual was accounted for as a purchase and the acquisition cost was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of the purchase price over net assets acquired of $114.3 million was allocated to goodwill and is being amortized over 40 years. The Company completed its final purchase price allocation and determination of goodwill, deferred taxes and other accounts in the second quarter of 1997.

     The following unaudited pro forma information shows the consolidated results of operations for the years ended December 31, 1996 and 1995 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1995 (in millions, except per share data):

                                                 1996              1995
                                                ------            ------

     Operating revenues ....................    $522.4            $370.1
     Operating income ......................     149.6              53.2
     Income from continuing operations .....      91.7              30.1
     Net income ............................      91.7              36.4

     Basic earnings per share ..............    $  .65            $  .26
     Diluted earnings per share ............       .65               .26

     The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been effective on January 1, 1995, or of results that may occur in the future.

3.    PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consists of the following (in millions):

                                                    1997           1996
                                                 ---------       ---------

     Drilling rigs and equipment ..............  $ 1,371.2       $ 1,134.0
     Marine vessels .........................         86.5            81.6
     Other ...................................        20.8            15.2
     Work in progress ........................        55.6            18.1
                                                 ---------       ---------
                                                 $ 1,534.1       $ 1,248.9
                                                 =========       =========

     In May 1997, the Company acquired the remaining 51% interest in a jointly-owned premium jackup rig located in Southeast Asia for approximately $21.7 million. The Company's 49% interest in the jackup rig was previously acquired in the acquisition of Dual.

     In December 1997, the Company purchased a harsh environment, Gorilla class, jackup drilling rig and certain related equipment for approximately $103.2 million ($5.0 million of which was recorded as assets held for sale). The drilling rig was renamed the ENSCO 100 and is under bareboat charter to Smedvig asa, the seller of the rig, which charter the Company expects will last until the year 2000.

     In November 1996, the Company purchased a jackup rig located in Southeast Asia for approximately $44.0 million.

     The Company's additions to property and equipment for the years ended December 31, 1997 and 1996 include approximately $131.8 million and $99.4 million, respectively, in connection with major modifications and enhancements of rigs and vessels.

4.   LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consists of the following (in millions):

                                                             1997        1996
                                                            ------      ------

   6.75% Notes due 2007 ..................................  $149.0      $   --
   7.20% Debentures due 2027 .............................   148.1          --
   9.875% Senior Subordinated Notes due 2004 .............    74.7        75.2
   Secured term loans (non-recourse to the Company) ......    44.6        74.8
   Secured term loans ....................................    13.7        18.2
   Revolving credit facility .............................      --       125.1
   Other .................................................      --          .2
                                                            ------      ------
                                                             430.1       293.5
   Less current maturities ...............................   (29.3)      (34.9)
                                                            ------      ------
   Total long-term debt ..................................  $400.8      $258.6
                                                            ======      ======

    Notes due 2007 and Debentures due 2027

     In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). Interest on the Notes and the Debentures is payable semiannually commencing May 15, 1998. The Notes and the Debentures were issued pursuant to a $500.0 million universal shelf registration statement filed with the Securities and Exchange Commission in October 1997. The net proceeds from the offering totaled approximately $287.8 million after selling and underwriting discounts and the settlement of interest rate hedges. Approximately $75.0 million of the net proceeds were used to retire the Company's revolving credit facility and $103.2 million of the net proceeds were used to acquire a harsh environment, Gorilla class, jackup rig.

     The Notes and Debentures may be redeemed at any time at the option of the Company, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, and a make-whole premium. The indenture under which the Notes and the Debentures were issued contains limitations on the incurrence of indebtedness secured by certain liens, and limitations on engaging in certain sale/leaseback transactions and certain merger, consolidation or reorganization transactions. The Notes and Debentures are not subject to any sinking fund requirements.

    Senior Subordinated Notes due 2004

     At the June 12, 1996 acquisition date, Dual had outstanding $100.0 million (face amount) of 9.875% Senior Subordinated Notes due 2004 (the "Dual Notes"). In July 1996, $5.0 million (face amount) of the Dual Notes were redeemed pursuant to an offer required to be made under the terms of the indenture. Additionally, the Company purchased $23.2 million (face amount) of the Dual Notes on the open market during 1996. At December 31, 1997 and 1996, the carrying value of the Dual Notes in the Consolidated Financial Statements is net of the amounts redeemed and purchased by the Company, and includes the unamortized premium assigned to the Dual Notes as a result of purchase accounting. The Dual Notes are unsecured obligations and are guaranteed by certain of the former Dual subsidiaries. The Dual Notes' indenture contains certain restrictive covenants relating to debt, restricted payments, disposition of proceeds of asset sales, transactions with affiliates, limitation on the payment of dividends and other payment restrictions, limitations on sale leaseback transactions and restrictions on mergers, consolidations and transfer of assets. Interest on the Dual Notes is payable semiannually and the Dual Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 1999.

    Secured term loans (non-recourse to the Company)

         A subsidiary of the Company has two financing arrangements, in an original principal amount totalling $143.0 million, with a subsidiary of a Japanese corporation in connection with the construction of eight barge rigs delivered to Venezuela in 1993 and 1994. The financing arrangements consist of eight secured term loans, one for each barge rig. The eight secured term loans bear interest at an average fixed rate of 8.17% and are each repayable in 60 equal monthly installments of principal and interest ending in April 1998 through January 2000. The term loans are each secured by a specific barge rig, which had an aggregate combined net book value of $107.0 million at December 31, 1997, and the charter contract on each rig. The secured term loans are expected to be repaid from the cash flow generated by the eight barge rigs and are without recourse to the Company.

    Secured term loans

         In October 1993, the Company entered into a $25.0 million loan agreement with a financial institution. The seven year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 15, 2000. The term loan is collateralized by certain of the Company's marine transportation vessels which had a combined net book value of $35.4 million at December 31, 1997. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

         In December 1995, in connection with the purchase of four supply vessels that were previously leased, the Company entered into a $4.7 million loan agreement with the seller. The five year secured term loan bears interest at a fixed rate of 7.75% per annum, repayable in 20 equal quarterly installments ending January 2001. The term loan is collateralized by the four supply vessels purchased which had a combined net book value of $4.1 million at December 31, 1997.

    Revolving credit facility

         At December 31, 1996, the Company had $125.1 million outstanding under its revolving credit facility with a group of international banks (the "Facility"). The Facility carried a floating interest rate tied to London InterBank Offered Rates, which was 7.0% at December 31, 1996. The Company had entered into interest rate swap agreements that effectively changed the floating interest rate on $48.0 million of the outstanding Facility to fixed rates ranging from 6.835% to 7.48% per annum. The Facility was collateralized by certain of the Company's jackup rigs, which had a combined net book value of $388.3 million at December 31, 1996. The Facility was retired in November 1997 with proceeds from the Company's Notes and Debentures. Upon retirement, the Company recorded an extraordinary charge in the fourth quarter of 1997 of $1.0 million, net of income taxes, to write-off the remaining deferred financing costs associated with the revolving credit facility.

    Maturities

         Maturities of long-term debt, excluding amortization of discount or premium, is as follows: $29.3 million in 1998; $23.3 million in 1999; $5.7 million in 2000; none in 2001 or 2002 and $371.8 million thereafter.

5.    STOCKHOLDERS' EQUITY

         At the Company's annual meeting of stockholders on May 13, 1997, the stockholders approved an increase in the Company's authorized shares of common stock from 125.0 million shares to 250.0 million shares.

         In August 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock effective September 15, 1997. Accordingly, all references to weighted average common shares outstanding and earnings per share amounts in the financial statements and footnotes have been adjusted to reflect the two-for-one stock split.

         A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1997 is as follows (shares in thousands, dollars in millions):

                                                                                                    Restricted
                                                Common Stock          Additional    Retained           Stock
                                           ----------------------       Paid-in     Earnings         (Unearned      Treasury
                                            Shares         Amount       Capital     (Deficit)      Compensation)     Stock
                                           -------         ------       -------     ---------      -------------     -----
BALANCE, December 31, 1994                  66,571        $   6.7       $ 612.3      $ (71.7)         $ (5.5)       $(52.6)
       Net income                               --             --            --         48.1              --            --
       Common stock issued under
         employee incentive plans, net         320             --           3.3           --             (.9)         (1.3)
       Repurchase of common stock               --             --            --           --              --          (7.2)
       Amortization of unearned
         stock compensation                     --             --            --           --             1.1            --
                                           -------         ------        ------       ------          ------        ------
BALANCE, December 31, 1995                  66,891            6.7         615.6        (23.6)           (5.3)        (61.1)
       Net income                               --             --            --         95.4              --            --
       Common stock issued under
         employee incentive plans, net         215             --           2.4           --             (.7)         (1.9)
       Common stock issued in Dual
         acquisition                        10,069            1.0         217.4           --              --            --
       Amortization of unearned
         stock compensation                     --             --            --           --             1.1            --
                                           -------         ------        ------       ------          ------        ------
BALANCE, December 31, 1996                  77,175            7.7         835.4         71.8            (4.9)        (63.0)
       Net income                               --             --            --        233.9              --            --
       Cash dividends paid                      --             --            --         (7.1)             --            --
       Common stock issued under
         employee incentive plans, net         505            0.1           8.4           --            (3.1)         (7.8)
       Amortization of unearned
         stock compensation                     --             --            --           --             1.2            --
       Tax benefit from stock
         compensation                                          --           5.2           --              --            --
       Two-for-one stock split              77,494            7.7          (7.7)          --              --            --
                                           -------        -------       -------      -------          ------       -------
BALANCE, December 31, 1997                 155,174        $  15.5       $ 841.3      $ 298.6          $ (6.8)      $ (70.8)
                                           =======        =======       =======      =======          ======       =======



         At December 31, 1997 and 1996, the outstanding shares of the Company's common stock, net of treasury shares, were 142.2 million and 70.9 million, respectively.

         On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. In March 1997, the plan was amended to increase the purchase price from $50.00 to $250.00. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued from March 6, 1995 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.

6.    EMPLOYEE BENEFIT PLANS

    Stock Options

         The Company has an employee stock option plan as part of the ENSCO Incentive Plan (the "Incentive Plan"). The maximum number of shares with respect to which awards may be made pursuant to the Incentive Plan is 12.5 million. Of the 12.5 million shares, a minimum of 1.3 million are reserved for issuance of incentive stock grants and a minimum of 1.3 million are reserved for issuance as profit sharing grants. Incentive stock options generally become exercisable in 25% increments over a four-year period. To the extent not exercised, options expire generally on the fifth anniversary of the date of grant.

         On February 10, 1998, the Company's Board of Directors voted to adopt a new employee stock option plan, subject to approval by the Company's stockholders. If the new plan is approved by the Company's stockholders, the Incentive Plan will be suspended. The new plan is expected to contain provisions similar to the Incentive Plan regarding stock options and stock grants.

         In May 1996, the stockholders approved the Company's 1996 Non-Employee Directors Stock Option Plan ("Directors Plan"). Under the Directors Plan, a maximum of 600,000 shares are reserved for issuance. Options granted under the Directors Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter.

         The exercise price of stock options under the Incentive Plan and the Directors Plan is the market value of the stock at the date the option is granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       1997         1996          1995
                                       ----         ----          ----

  Risk-free interest rate ...........   6.4%         6.3%          6.8%
  Expected life (in years) ..........   4.0          4.0           4.0
  Expected volatility ...............  36.0%        38.7%         40.2%
  Dividend yield ....................    --           --            --

         The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in millions, except per share amounts):

                                                 1997                     1996                      1995
                                      -----------------------   -----------------------   -----------------------
                                      As Reported   Pro forma   As Reported   Pro forma   As Reported   Pro forma
Net income...........................   $233.9       $230.9       $95.4        $94.3        $48.1        $47.6
Basic earnings per share.............     1.66         1.64         .73          .72          .40          .40
Diluted earnings per share...........     1.64         1.62         .72          .71          .40          .40


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         A summary of stock option transactions under the Incentive Plan and Directors Plan is as follows (shares in thousands):


                                                       1997                     1996                       1995
                                               -------------------       -------------------       -------------------
                                                          Weighted                  Weighted                  Weighted
                                                           Average                   Average                   Average
                                                          Exercise                  Exercise                  Exercise
                                               Shares       Price        Shares       Price        Shares       Price
                                               ------     --------       ------     --------       ------     --------
      Outstanding at beginning of year ......   2,301       $ 8.83        2,242       $ 6.66        2,010       $ 5.44
          Granted ...........................   1,583        24.74          486        15.51        1,024         8.16
          Exercised .........................    (721)        6.39         (376)        4.49         (525)        4.64
          Forfeited .........................     (58)       16.59          (51)        9.34         (267)        7.22
                                               ------       ------        -----       ------        -----       ------
      Outstanding at end of year ............   3,105       $17.36        2,301       $ 8.83        2,242       $ 6.66
                                               ======       ======        =====       ======        =====       ======

      Exercisable at end of year ............     773       $ 9.38          948       $ 6.65          754       $ 5.23
      Weighted average fair value of
         options granted during the year ....               $ 9.34                    $ 6.08                    $ 3.31


        The  following  table   summarizes   information   about  stock  options
outstanding at December 31, 1997 (shares in thousands):


                                      Options Outstanding                                 Options Exercisable
                       -------------------------------------------------------      --------------------------------
                         Number        Weighted Average                               Number
       Range of        Outstanding         Remaining          Weighted Average      Exercisable     Weighted Average
    Exercise Prices    at 12/31/97     Contractual Life        Exercise Price       at 12/31/97      Exercise Price
   ----------------    -----------     ----------------       ----------------      -----------     ----------------
   $ 6.00 - $10.00         1,112           1.8 years               $ 7.68              616               $ 7.33
   $10.00 - $15.00           264           3.4 years                14.77               52                14.89
   $15.00 - $20.00           151           3.6 years                16.36               64                15.81
   $20.00 - $25.00         1,548           4.4 years                24.65               41                23.14
   $25.00 - $32.00            30           4.5 years                27.40               --                   --
                           -----           ---------               ------              ---               ------
   $ 6.00 - $32.00         3,105           3.4 years               $17.36              773               $ 9.38
                           =====           =========               ======              ===               ======


        At December 31, 1997, 1.2 million shares were available for grant as options or incentive grants under the Incentive Plan and 528,000 shares were available for grant as options under the Directors Plan.

    Incentive Stock Grants

        Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the Incentive Plan through February 8, 1998. Shares of common stock subject to incentive grants vest on such a basis as determined by a committee of the Board of Directors. Through 1997, incentive stock grants for 2.5 million shares of common stock were granted, of which 1.7 million were vested at December 31, 1997. During 1997, 1996 and 1995, incentive stock grants for 100,000 shares, 50,000 shares and 105,000 shares, respectively, were granted. The remaining outstanding incentive stock grants vest as follows:
204,500 in 1998,  199,500 in years 1999 and 2000,  37,500 in years 2001  through
2004, 25,500 in 2005, 15,000 in 2006 and 10,000 in 2007.

    Savings Plan

        The Company has a profit sharing plan (the "ENSCO Savings Plan") which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions for the years ended December 31, 1997, 1996 and 1995 of $8.4 million, $3.8 million and $1.7 million, respectively.

        The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $2.1 million, $1.1 million and $0.7 million in 1997, 1996 and 1995, respectively. The Company has reserved
1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

        The Company's Supplemental Executive Retirement Plan (the "SERP") provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is an unfunded plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts, if any, under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $56,000 in 1997 and $22,000 in both 1996 and 1995. A SERP liability of $689,000 and $330,000 is included in Other Liabilities at December 31, 1997 and 1996, respectively.

    Employee Retirement Plan

        Eligible former Penrod employees participate in a noncontributory defined benefit employee retirement plan. However, the plan was frozen effective December 31, 1990. Accordingly, no additional participants may join the plan and no additional benefits have been accrued for participants subsequent to December 31, 1990. The Company's policy is to fund the plan based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and tax considerations. The Company has recorded a plan termination liability, net of plan assets, of $3.4 million, which is included in Accrued Liabilities at December 31, 1997. Management intends to terminate the plan when it is in the best financial interest of the Company by purchasing annuities or otherwise providing for participants under the plan. Net periodic pension expense for all years presented was insignificant.

7.    INCOME TAXES

        The Company had income of $240.5 million, $92.8 million and $33.2 million from its operations before income taxes in the United States and income of $135.3 million, $49.9 million and $14.1 million from its operations before income taxes in foreign countries for the years ended December 31, 1997, 1996 and 1995, respectively.

        The components of the provision for income taxes for each of the three years in the period ended December 31, 1997 are as follows (in millions):


                                                 1997         1996        1995
                                                ------       ------      ------
   Current:
         Federal.............................   $ 61.2       $  2.1      $  1.3
         State...............................      1.3           --          --
         Foreign.............................     19.6          3.3         2.5
                                                ------       ------      ------
              Total current..................     82.1          5.4         3.8
                                                ------       ------      ------

   Deferred:
         Federal.............................     42.9         40.9          .9
         Foreign.............................     12.8          7.7         5.2
                                                ------       ------      ------
              Total deferred.................     55.7         48.6         6.1
                                                ------       ------      ------
   Deferred tax asset valuation allowance....       --        (10.0)       (6.5)
                                                ------       ------      ------
         Total...............................   $137.8       $ 44.0      $  3.4
                                                ======       ======      ======

     Significant components of deferred income tax assets (liabilities) as of December 31, 1997 and 1996 are comprised of the following (in millions):

                                                            1997          1996
                                                           -------      -------

    Deferred tax assets:
          Net operating loss carryforwards .............. $   22.5      $  61.6
          Liabilities not deductible for tax purposes ...      5.9          7.1
          Safe harbor leases ............................      3.7          4.9
          Accrued benefits ..............................      2.0          1.1
          Minimum tax credit carryforward ...............       --          2.1
          Foreign tax credit carryforward ...............     14.9          2.7
          Unfunded pension liability ....................      1.2          1.5
          Other .........................................      3.8          5.2
                                                           -------       ------
          Total deferred tax assets .....................     54.0         86.2

    Deferred tax liabilities:
          Property ......................................   (168.8)      (148.0)
          Tax gain recognized on transfer of assets .....     (3.3)        (3.5)
          Other .........................................     (6.3)        (2.8)
                                                           -------       ------
          Total deferred tax liabilities ................   (178.4)      (154.3)
                                                           -------       ------
              Net deferred tax liabilities ..............  $(124.4)      $(68.1)
                                                           =======       ======

    Net current deferred tax asset ......................  $   3.8       $  4.9
    Net noncurrent deferred tax liability ...............   (128.2)       (73.0)
                                                           -------       ------
              Net deferred tax liability ................  $(124.4)      $(68.1)
                                                           =======       ======

        During 1996, the Company released the remaining $10.0 million of its deferred tax asset valuation allowance based on the assessment of the Company's ability to realize the full benefit of all of its net operating loss carryforwards. In 1995, $38.0 million of the deferred tax asset valuation allowance was released, of which $13.3 million was recorded as an adjustment to goodwill. The adjustment to goodwill represents the amount related to pre-acquisition net operating losses of an acquired entity previously anticipated to expire unutilized.

        The consolidated effective income tax rate for each of the three years in the period ended December 31, 1997, differs from the United States statutory income tax rate as follows:

                                                    1997       1996        1995
                                                    -----      -----       -----

 Statutory income tax rate ........................ 35.0%      35.0%       35.0%
 Utilization of net operating loss carryforwards ..  --          --       (26.7)
 Change in valuation allowance ....................  --        (7.0)      (13.7)
 Foreign taxes .................................... (0.5)      (3.3)        7.8
 Alternative minimum tax...........................   --        1.5         2.8
 Other  ...........................................  2.2        4.6         2.0
                                                    ----       -----      -----
 Effective income tax rate ........................ 36.7%      30.8%        7.2%
                                                    =====      =====      =====

        At December 31, 1997, the Company had net operating loss carryforwards of approximately $64.3 million and foreign tax credit carryforwards of $14.9 million. If not utilized, the net operating loss carryforwards expire from 1999 through 2007 and the foreign tax credit carryforwards expire from 2001 through 2002. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

     It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1997 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

8.    COMMITMENTS AND CONTINGENCIES

    Leases

     The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $3.9 million in 1997 and $3.1 million for each of the years 1996 and 1995. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $4.6 million in 1998; $2.8 million in 1999; $1.7 million in 2000; $700,000 in 2001;
$300,000 in 2002 and none thereafter.

    Insurance

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

    Litigation Settlement

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

    Letters of Credit

     The Company, from time to time, maintains legally restricted cash balances with banks as collateral for letters of credit issued by banks. These letters of credit are required under certain drilling contracts and the Company's insurance arrangement. There were no restricted cash balances at December 31, 1997. Restricted cash balances of $1.6 million at December 31, 1996 are recorded in Prepaid Expenses and Other.

     At December 31, 1997, there were no other contingencies, claims or lawsuits against the Company which, in the opinion of management, would have a material effect on its financial condition or results of operations.

9.    SEGMENT INFORMATION

        Segment and geographic information for each of the three years in the period ended December 31, 1997 is as follows (in millions):

                                                 INDUSTRY SEGMENT

                                    Contract      Marine     Corporate
                                    Drilling  Transportation  & Other    Total
                                    --------  --------------  -------   -------

   1997
   ----
   Revenues ....................... $  720.9     $  94.2      $   --   $   815.1
   Operating income (loss) ........    341.7        48.2         (.6)      389.3
   Identifiable assets ............  1,424.7        77.3       270.0     1,772.0
   Capital expenditures ...........    268.8         9.7         3.8       282.3
   Depreciation and amortization ..     96.7         7.4          .7       104.8

   1996
   ----
   Revenues ....................... $  408.6     $  60.2      $   --   $   468.8
   Operating income (loss) ........    125.8        23.4         (.5)      148.7
   Identifiable assets ............  1,165.6        70.5        79.3     1,315.4
   Capital expenditures ...........    170.1         4.2         1.7       176.0
   Depreciation and amortization ..     74.2         7.1          .5        81.8

   1995
   ----
   Revenues ....................... $  240.8     $  38.3      $   --   $   279.1
   Operating income (loss) ........     48.0         7.9         (.7)       55.2
   Identifiable assets ............    649.5        66.7       105.3       821.5
   Capital expenditures ...........    135.1         7.2          .9       143.2
   Depreciation and amortization ..     52.2         5.8          .4        58.4


                                                                   GEOGRAPHIC REGION

                                      North                        Asia         South       Corporate
                                     America         Europe       Pacific      America       & Other          Total
                                     -------         ------       -------      -------       -------         ------
1997
----
Revenues.......................     $ 476.9         $ 173.8      $  81.6       $  82.8     $     --       $   815.1
Operating income (loss)........       244.4            93.4         16.7          35.4          (.6)          389.3
Identifiable assets............       670.8           380.5        292.8         157.9        270.0         1,772.0

1996
----
Revenues.......................     $ 276.9         $  91.8      $  24.6       $  75.5     $     --       $   468.8
Operating income (loss)........        91.8            18.4          2.7          36.3          (.5)          148.7
Identifiable assets............       647.4           266.5        167.5         154.7         79.3         1,315.4

1995
----
Revenues.......................     $ 157.6         $  59.5      $    --       $  62.0     $     --       $   279.1
Operating income (loss)........        23.1             7.1          (.8)         26.5          (.7)           55.2
Identifiable assets............       358.5           201.8          3.1         152.8        105.3           821.5



         For each of the three years in the period ended December 31, 1997, revenues from two customers were in excess of 10% of the Company's total revenues. Revenues from one customer represented 15%, 16% and 22% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Revenues from another customer represented 10%, 14% and 12% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  TRANSACTIONS WITH RELATED PARTIES

     In January 1997, a director of the Company settled a $675,000 note payable to the Company. The note payable related to the director's purchase of 168,750 shares (337,500 shares post split) of restricted common stock of the Company in 1988. The note was settled through the delivery to the Company of restricted shares of the Company's common stock valued at a formula price provided for in the 1988 stock purchase agreement. The director retained 132,998 net shares (265,996 shares post split) of common stock and $238,000 cash after repayment of the note.

11.  SUPPLEMENTAL FINANCIAL INFORMATION

     Consolidated Balance Sheet Information. Accounts and notes receivable, net at December 31, 1997 and 1996 consists of the following (in millions):

                                                    1997          1996
                                                   ------        ------

          Trade................................    $154.3        $101.9
          Other................................       6.6          10.8
                                                   ------        ------
                                                    160.9         112.7

          Allowance for doubtful accounts......      (3.7)         (1.7)
                                                   ------        ------
                                                   $157.2        $111.0
                                                   ======        ======

          Prepaid expenses and other at December 31, 1997 and 1996 consists of the following (in millions):

                                                    1997          1996
                                                   ------        ------

           Deferred tax asset....................  $  3.8        $  4.9
           Prepaid expenses......................     5.7           5.5
           Inventory.............................     3.4           2.1
           Deposits..............................      --           1.9
           Prepaid taxes.........................     8.8            --
           Other.................................     6.0           5.3
                                                   ------        ------
                                                   $ 27.7        $ 19.7
                                                   ======        ======

          Accrued liabilities at December 31, 1997 and 1996 consists of the following (in millions):

                                                    1997          1996
                                                   ------        ------

           Operating expenses....................  $ 18.3        $ 16.0
           Payroll...............................    21.1          14.3
           Taxes.................................    28.1           8.6
           Insurance.............................     4.0           4.4
           Deferred revenue......................     6.1           4.2
           Accrued interest......................     5.8           5.6
           Accrued work in progress..............     5.4            --
           Other.................................     5.0           4.4
                                                   ------        ------
                                                   $ 93.8        $ 57.5
                                                   ======        ======

         Consolidated Statement of Income Information. Maintenance and repairs expense for the years ended December 31, 1997, 1996 and 1995 is as follows (in millions):

                                                 1997         1996         1995
                                                ------       ------       ------

             Maintenance and repairs..........   $38.3        $30.7        $18.2

     Consolidated Statement of Cash Flows Information. The 1996 consolidated statement of cash flows excludes the issuance of approximately 10.1 million shares (20.1 million shares post split) of common stock valued at approximately $218.4 million for the acquisition of Dual. See Note 2 "Acquisition of Dual Drilling Company."

     The 1995 consolidated statement of cash flows excludes noncash activities related to a deferred purchase payment on a jackup rig of $13.0 million, the transfer of the Company's $6.6 million investment in a joint venture to property and equipment, the incurrence of $4.7 million in long-term debt associated with the purchase of four supply vessels that were previously leased, a $13.3 million adjustment to goodwill for the release of the valuation allowance on pre-acquisition net operating losses that were previously expected to expire unutilized, and consideration received relative to the sale of the Company's technical services segment as described in Note 12 "Discontinued Operations."

     Cash paid for interest and income taxes for each of the three years in the period ended December 31, 1997 is as follows (in millions):

                                                     1997       1996       1995
                                                     ----       ----       ----

         Interest, net of amounts capitalized.....  $20.4      $20.9       $15.1
         Income taxes.............................   69.2        3.9         5.0

     The Company capitalized interest of approximately $1.4 million in 1997 and none in years 1996 and 1995.

     Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in millions):


                                                               December 31, 1997      December 31, 1996
                                                              --------------------  ---------------------

                                                                         Estimated              Estimated
                                                              Carrying     Fair      Carrying     Fair
                                                               Amount      Value      Amount      Value
                                                              --------   ---------   --------   ---------
6.75% Notes.............................................      $149.0       $150.6    $    --     $    --
7.20% Debentures........................................       148.1        150.9         --          --
9.875% Senior Subordinated Notes........................        74.7         77.8       75.2        77.8
Other long-term debt, including current maturities......        58.3         59.2      218.3       218.7


     The estimated fair values were determined as follows:

     Notes, Debentures and Senior Subordinated Notes - Quoted market price.

     Other long-term debt - Interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

     The estimated fair value of the Company's cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values at December 31, 1997 and 1996. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts to engage in speculation. The notional amounts of such contracts outstanding at December 31, 1997 and 1996 was insignificant and approximated market value.

     Concentration of Credit Risk. The Company provides services to the offshore oil and gas industry and the Company's customers consist primarily of major and independent oil and gas producers as well as government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, which to date have been within management's expectations. The Company's cash and cash equivalents are maintained in major banks and high grade investments. As a result, the Company believes the credit risk in such instruments is minimal.

12.    DISCONTINUED OPERATIONS

        Effective September 30, 1995, the Company exited the technical services business through the sale of substantially all of the assets of its wholly owned subsidiary, ENSCO Technology Company. The sales price consisted of $11.8 million in cash, an interest-bearing promissory note for $3.6 million, an interest-bearing convertible promissory note for $2.5 million and the assumption of $1.9 million of liabilities. In July 1996, the acquiring company successfully completed a public offering which allowed the Company the right to convert the $2.5 million convertible promissory note into common stock of the purchaser. The Company exercised this right and sold the common stock for $5.4 million in July 1996, realizing a pre-tax gain of approximately $2.9 million on the sale. The pre-tax gain of $2.9 million is recorded in Other Income, net, with a corresponding increase in deferred income tax expense of $1.1 million for an after-tax gain of $1.8 million. Also, as a result of the public offering, the $3.6 million promissory note was paid in full in July 1996.

        As a result of the sale of the technical services business, the Company's financial statements have been reclassified to present the net assets and operating results of the Company's technical services operations segment as a discontinued operation. Included in the 1995 Income from Discontinued Operations is a gain on the sale discussed above of $5.2 million and income from operations for the nine months ended September 30, 1995 of $1.1 million. Revenues from the technical services operations were $13.4 million in 1995.

13.    UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 1997 and 1996 is as follows (in millions, except per share amounts):


                                                       First        Second        Third       Fourth
          1997                                        Quarter       Quarter      Quarter      Quarter      Year
          ----                                        -------       -------      -------      -------      ----
Revenues

       Contract drilling ...........................  $ 140.8       $ 172.5      $ 199.5      $ 208.1     $ 720.9
       Marine transportation .......................     20.8          22.9         23.8         26.7        94.2
                                                      -------       -------      -------      -------     -------
                                                        161.6         195.4        223.3        234.8       815.1
                                                      -------       -------      -------      -------     -------
Operating expenses
       Contract drilling ...........................     61.9          68.2         70.4         69.0       269.5
       Marine transportation .......................      8.2           8.9         10.0         10.1        37.2
                                                      -------       -------      -------      -------     -------
                                                         70.1          77.1         80.4         79.1       306.7
                                                      -------       -------      -------      -------     -------

Operating margin ...................................     91.5         118.3        142.9        155.7       508.4
Depreciation and amortization ......................     24.2          25.8         27.0         27.8       104.8
General and administrative .........................      3.1           3.8          3.5          3.9        14.3
                                                      -------       -------      -------      -------     -------
Operating income ...................................     64.2          88.7        112.4        124.0       389.3
Interest income ....................................      1.4           1.3          1.4          3.3         7.4
Interest expense, net ..............................      5.8           4.8          5.0          5.8        21.4
Other income (expense) .............................       .1            --         (.1)           .5          .5
                                                      -------       -------      -------      -------     -------
Income before income taxes and minority interest....     59.9          85.2        108.7        122.0       375.8
Provision for income taxes .........................     22.7          32.1         40.4         42.6       137.8
Minority interest ..................................       .9            .9           .5           .8         3.1
                                                      -------       -------      -------      -------     -------
Income before extraordinary item ...................     36.3          52.2         67.8         78.6       234.9
Extraordinary item - extinguishment of debt ........       --            --           --         (1.0)       (1.0)
                                                      -------       -------      -------      -------     -------
Net income .........................................  $  36.3       $  52.2      $  67.8      $  77.6     $ 233.9
                                                      =======       =======      =======      =======     =======

Basic earnings per share
       Income before extraordinary item ............  $   .26       $   .37      $   .48      $   .56     $  1.67
       Extraordinary item ..........................       --            --           --         (.01)       (.01)
                                                      -------       -------      -------      -------     -------
       Net income ..................................  $   .26       $   .37      $   .48      $   .55     $  1.66
                                                      =======       =======      =======      =======     =======
Diluted earnings per share
       Income before extraordinary item ............  $   .25       $   .37      $   .47      $   .55     $  1.64
       Extraordinary item ..........................       --            --           --         (.01)       (.01)
                                                      -------       -------      -------      -------     -------
       Net income ..................................  $   .25       $   .37      $   .47      $   .54     $  1.64
                                                      =======       =======      =======      =======     =======



                                                       First        Second        Third       Fourth
          1996                                        Quarter       Quarter      Quarter      Quarter      Year
          ----                                        -------       -------      -------      -------     ------

Revenues
       Contract drilling ...........................  $  72.8       $  83.7      $ 118.3      $ 133.8     $ 408.6
       Marine transportation .......................     11.7          13.6         16.3         18.6        60.2
                                                      -------       -------      -------      -------     -------
                                                         84.5          97.3        134.6        152.4       468.8
                                                      -------       -------      -------      -------     -------
Operating expenses
       Contract drilling ...........................     37.3          42.5         57.4         61.6       198.8
       Marine transportation .......................      6.2           6.8          7.4          8.1        28.5
                                                      -------       -------      -------      -------     -------
                                                         43.5          49.3         64.8         69.7       227.3
                                                      -------       -------      -------      -------     -------
Operating margin ...................................     41.0          48.0         69.8         82.7       241.5
Depreciation and amortization ......................     16.4          17.9         23.6         23.9        81.8
General and administrative .........................      2.2           2.9          2.8          3.1        11.0
                                                      -------       -------      -------      -------     -------
Operating income ...................................     22.4          27.2         43.4         55.7       148.7
Interest income ....................................      1.2           1.1          1.1          1.1         4.5
Interest expense ...................................      4.0           4.4          6.3          6.1        20.8
Other income (expense) .............................       .3           7.5          2.7          (.2)       10.3
                                                      -------       -------      -------      -------     -------
Income before income taxes and minority interest....     19.9          31.4         40.9         50.5       142.7
Provision for income taxes .........................      4.8           8.8         13.0         17.4        44.0
Minority interest ..................................       .4           1.0           .7          1.2         3.3
                                                      --------      -------      -------      -------     -------
Net income .........................................  $  14.7       $  21.6      $  27.2      $  31.9     $  95.4
                                                      =======       =======      =======      =======     =======

Basic earnings per share ...........................  $   .12       $   .17      $   .19      $   .23     $   .73
                                                      =======       =======      =======      =======     =======
Diluted earnings per share .........................  $   .12       $   .17      $   .19      $   .22     $   .72
                                                      =======       =======      =======      =======     =======


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial statements, financial statement schedules and exhibits filed as part of this report:

       (1) Financial Statements of ENSCO International Incorporated        Page

            Report of Independent Accountants - Price Waterhouse LLP......   21
            Consolidated Statement of Income..............................   22
            Consolidated Balance Sheet....................................   23
            Consolidated Statement of Cash Flows..........................   24
            Notes to Consolidated Financial Statements....................   25

       (2) Exhibits

           The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.


Exhibit No.                             Document
-----------                             --------

   2.1 - Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).

   2.2 - Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit
          99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).

   2.3 - Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).

   3.1  - Amended and   Restated  Certificate of Incorporation  (incorporated by
          reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).

   3.2  - Bylaws of  the  Company,  as amended  (incorporated   by  reference to
          Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).

   4.1 - Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No 1-8097).

   4.2 - First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No 1-8097).

   4.3  - Form  of Note   (incorporated   by  reference  to  Exhibit  4.3 to the
          Registrant's Current Report on Form 8-K dated November 24, 1997, File No 1-8097).

   4.4 - Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No 1-8097).

 Exhibit No.                              Document
 -----------                              --------

  4.5 - Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).

  4.6 - First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).

  4.7 - Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit
          4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).

  10.1  - ENSCO  Incentive  Plan,  as  amended  (incorporated  by  reference  to
          Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

 *10.2  - Amendment to ENSCO Incentive Plan, dated November 11, 1997.

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

  10.8 - Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

  10.9 - Letter Agreement, dated January 8, 1997, by and between Morton H. Meyerson and the Company (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8097).

  10.10 - Construction and Purchase Agreement dated as of February 3, 1992 between Nissho Iwai Hong Kong Corporation Limited as Purchaser and ENSCO Drilling Company as Contractor (incorporated by reference to
          Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

Exhibit No.                                Document
-----------                                --------

 10.11 - Sale and Financing Agreement dated as of February 3, 1992 between ENSCO Drilling Venezuela, Inc. as Purchaser and Nissho Iwai Hong Kong Corporation Limited as Seller (incorporated by reference to Exhibit
          10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

 10.12 - Construction and Purchase Agreement dated November 12, 1993, by and between ENSCO Drilling Company and Nissho Iwai Hong Kong Corporation Limited (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

 10.13 - Sale and Financing Agreement dated November 12, 1993, by and between Nissho Iwai Hong Kong Corporation Limited and ENSCO Drilling Venezuela, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

 10.14 - Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

 10.15 - Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

 10.16 - Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

 *10.17 - ENSCO Savings Plan, as revised and restated.

 *10.18 - ENSCO Supplemental Executive Retirement Plan, as amended and restated.

 *10.19 - Indemnification Agreement between the Company and its officers and directors.

 *21.1  - Subsidiaries of the Registrant.

 *23.1  - Consent of Price Waterhouse LLP.

 *27.1  - Financial Data Schedule.

* Filed herewith

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

   1. ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

   2.        Amendment to ENSCO Incentive Plan, dated November 11, 1997   (filed
             as Exhibit 10.2 hereto).

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

   8. Second Amendment, dated September 14, 1995, to the Promissory Note dated July 19, 1988 in the original principal amount of $675,000 between Morton H. Meyerson and the Company (filed as Exhibit 10.8 hereto and incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8097).

   9.        Letter  Agreement,  dated January 8, 1997, by and between Morton H.
             Meyerson and the Company (filed as Exhibit 10.9 hereto and incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8097).

   10.       ENSCO  Supplemental  Executive   Retirement  Plan, as amended   and
             restated (filed as Exhibit 10.18 hereto).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of Item 601 of Regulation S-K.

  (b)        Reports on Form 8-K

             On November 24, 1997, the Company filed a Current Report on Form 8-K for the purpose of filing certain exhibits related to the Company's public debt offering of $150.0 million of 6.75% Notes due November 15, 2007 and $150.0 million of 7.20% Debentures due November 15, 2027.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 1998.

                                          ENSCO International Incorporated
                                                          (Registrant)


                                          By   /s/         CARL F. THORNE
                                            ---------------------------------
                                                           Carl F. Thorne
                                                      Chairman, President and
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signatures                       Title                     Date
           ----------                       -----                     ----


      /s/    CARL F. THORNE
      ---------------------------  Chairman, President,
             Carl F. Thorne            Chief Executive Officer
                                       and Director

      /s/  RICHARD A. WILSON
      ---------------------------  Senior Vice President, Chief
           Richard A. Wilson           Operating Officer and
                                       Director


      /s/ C. CHRISTOPHER GAUT
      ---------------------------  Vice President, Chief
          C. Christopher Gaut          Financial Officer


      /s/   H. E. MALONE
      ---------------------------  Vice President, Chief
            H. E. Malone               Accounting Officer and
                                       Controller
                                                               February 24, 1998

      /s/ CRAIG I. FIELDS
      ---------------------------  Director
          Craig I. Fields


      /s/ ORVILLE D. GAITHER, SR.
      ---------------------------  Director
       Orville D. Gaither, Sr.



      /s/ GERALD W. HADDOCK
      ---------------------------  Director
          Gerald W. Haddock



      /s/ DILLARD S. HAMMETT
      ---------------------------  Director
          Dillard S. Hammett


      /s/ THOMAS L. KELLY, II
      ---------------------------  Director
         Thomas L. Kelly, II


      /s/ MORTON H. MEYERSON
      ---------------------------  Director
          Morton H. Meyerson