Form 10-Q
period 1998-03-31
ENSCO INTERNATIONAL INC
filed 1998-05-08
CIK 314808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998


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

There were 142,279,328 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 1998.

                        ENSCO INTERNATIONAL INCORPORATED

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

           Review Report of Independent Accountants                    3

           Consolidated Statement of Income
               Three Months Ended March 31, 1998 and 1997              4

           Consolidated Balance Sheet
               March 31, 1998 and December 31, 1997                    5

           Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1998 and 1997              6

           Notes to Consolidated Financial Statements                  7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9


PART II - OTHER INFORMATION

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      18

SIGNATURES                                                            19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ENSCO International Incorporated


We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of March 31, 1998 and the related consolidated statements of income and of cash flows for the three month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Price Waterhouse LLP
-------------------------
Dallas, Texas
April 29, 1998

               ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1998         1997
                                                    --------     --------

OPERATING REVENUES ............................     $ 246.4      $ 161.6

OPERATING EXPENSES
   Operating costs.............................        83.7         70.1
   Depreciation and amortization...............        19.8         24.2
   General and administrative..................         3.6          3.1
                                                    -------      -------
                                                      107.1         97.4

OPERATING INCOME...............................       139.3         64.2

OTHER INCOME (EXPENSE)
   Interest income.............................         2.7          1.4
   Interest expense, net.......................        (7.6)        (5.8)
   Other, net..................................         (.1)          .1
                                                    -------      -------
                                                       (5.0)        (4.3)

INCOME BEFORE INCOME TAXES AND MINORITY
   INTEREST....................................        134.3        59.9

PROVISION FOR INCOME TAXES
   Current income taxes........................         34.8         9.2
   Deferred income taxes.......................         11.0        13.5
                                                    --------     -------
                                                        45.8        22.7

MINORITY INTEREST..............................          1.3          .9
                                                    --------     -------

NET INCOME.....................................     $   87.2     $  36.3
                                                    ========     =======
EARNINGS PER SHARE
   Basic.......................................     $    .62     $   .26
   Diluted.....................................          .61         .25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic.......................................        141.5       140.8
   Diluted.....................................        142.9       142.6

The accompanying notes are an integral part of these financial statements.

               ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   (In millions, except for share amounts)

                                                    March 31,   December 31,
                                                      1998          1997
                                                   -----------  ------------
                                                   (Unaudited)    (Audited)

                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................    $  318.5     $  262.2
  Accounts receivable, net......................       166.4        157.2
  Prepaid expenses and other....................        21.0         27.7
                                                    --------     --------
         Total current assets...................       505.9        447.1
                                                    --------     --------

PROPERTY AND EQUIPMENT, AT COST.................     1,636.7      1,534.1
  Less accumulated depreciation.................       374.8        357.0
                                                    --------     --------
         Property and equipment, net............     1,261.9      1,177.1
                                                    --------     --------

OTHER ASSETS, NET...............................       139.8        147.8
                                                    --------     --------
                                                    $1,907.6     $1,772.0
                                                    ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................    $   13.1     $    7.8
  Accrued liabilities...........................       137.1         93.8
  Current maturities of long-term debt..........        25.7         29.3
                                                    --------     --------
         Total current liabilities..............       175.9        130.9
                                                    --------     --------

LONG-TERM DEBT..................................       395.2        400.8

DEFERRED INCOME TAXES...........................       139.3        128.2

OTHER LIABILITIES...............................        23.9         24.4

MINORITY INTEREST...............................        12.3         11.0

COMMITMENTS AND CONTINGENCIES...................           -            -

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, 250.0 million
    shares authorized and 155.2 million shares
    issued......................................        15.5         15.5
  Preferred stock, $1 par value, 20.0 million
    shares authorized and none issued...........           -            -
  Additional paid-in capital....................       841.7        841.3
  Retained earnings.............................       382.2        298.6
  Restricted stock(unearned compensation) ......        (6.4)        (6.8)
  Cumulative translation adjustment.............        (1.1)        (1.1)
  Treasury stock at cost, 13.0 million shares...       (70.9)       (70.8)
                                                    --------     --------
        Total stockholders' equity..............     1,161.0      1,076.7
                                                    --------     --------
                                                    $1,907.6     $1,772.0
                                                    ========     ========

The accompanying notes are an integral part of these financial statements.

               ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
OPERATING ACTIVITIES
   Net income......................................... $  87.2     $  36.3
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization..................    19.8        24.2
       Deferred income tax provision..................    11.0        13.5
       Amortization of other assets...................     2.4         1.4
       Other..........................................     (.2)          -
       Changes in operating asset and liabilities:
         Increase in accounts receivable..............    (9.3)      (13.1)
         Decrease in prepaid expenses and other.......    11.4          .5
         Increase(decrease)in accounts payable........     5.3         (.8)
         Increase(decrease)in accrued liabilities.....    21.3        (2.0)
                                                       -------     -------
            Net cash provided by operating activities.   148.9        60.0
                                                       -------     -------

INVESTING ACTIVITIES
   Additions to property and equipment................   (81.0)      (31.7)
   Other..............................................      .7          .3
                                                       -------     -------
           Net cash used by investing activities......   (80.3)      (31.4)
                                                       -------     -------


FINANCING ACTIVITIES
   Reduction of long-term borrowings..................    (9.1)      (22.5)
   Cash dividends.....................................    (3.6)          -
   Reduction in restricted cash.......................       -         1.1
   Other..............................................      .4         (.4)
                                                       -------     -------
           Net cash used by financing activities .....   (12.3)      (21.8)
                                                       -------     -------


INCREASE IN CASH AND CASH EQUIVALENTS.................    56.3         6.8

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........   262.2        80.7
                                                       -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............. $ 318.5     $  87.5
                                                       =======     =======

The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited Financial Statements

The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The financial data for the three month period ended March 31, 1998 included herein has been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under
Section 11 does not extend to it.

Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Change in Depreciable Lives

During the  latter  part of 1997,  the  Company  performed  an  engineering  and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs and marine vessels by an average of five to six years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three months ended March 31, 1998 was to reduce depreciation expense by approximately $10.0 million, or $.07 per basic or diluted share.

The Company's drilling rigs and marine vessels and related equipment are depreciated over useful lives determined by the original construction date or major enhancement date of the asset. The useful lives of the Company's existing drilling rigs and marine vessels currently range from 8 to 24 years.

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of this
Statement had no effect on the Company's financial statements as it has no items, other than net income, which are considered in the determination of comprehensive income. As a result, the Company's financial statements do not include separate reporting of comprehensive income.

Note 4 - Earnings Per Share

For the three months ended March 31, 1998 and 1997, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 1998 and 1997 (in millions).

                                                       1998        1997
                                                      ------      ------

Weighted average common shares - basic                 141.5       140.8

Potentially dilutive common shares:
  Restricted stock grants                                 .4          .5
  Stock options                                          1.0         1.3
                                                       -----       -----
Weighted average common shares - diluted               142.9       142.6
                                                       =====       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

ENSCO International Incorporated is one of the leading international providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic regions of North America, Europe, Asia Pacific and South America.

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

In the first quarter of 1998, demand continued to push day rates upward from levels at the latter part of 1997. However, the decrease in oil prices, which began in November 1997, has continued into 1998 resulting in some reductions in day rates for the offshore drilling markets as evidenced by recent contract rollovers. Although there are indications of decreasing day rates and utilization levels, the Company believes the long-term fundamentals for the offshore drilling industry remain strong. See "-Outlook and Forward-Looking Statements" for how the changing business environment is expected to impact the Company.

RESULTS OF OPERATIONS

The Company achieved its most profitable quarter in history during the three months ended March 31, 1998. Compared with the same period in 1997, revenues increased 52% to $246.4 million, operating income increased 117% to $139.3 million, and net income increased 140% to $87.2 million. The improved results are due primarily to increased revenues from higher average day rates for the Company's drilling rigs and marine vessels and to some improvement in utilization for the Company's drilling rigs. The increase in revenues was offset, in part, by higher operating expenses due to increasing costs and higher utilization.

The following analysis highlights the Company's operating results for the three months ended March 31, 1998 and 1997 (in millions):

                                                   1998         1997
                                                  ------       ------
     Operating Results
     -----------------
         Revenues                                 $246.4       $161.6
         Operating margin (1)                      162.7         91.5
         Operating income                          139.3         64.2
         Other expense                               5.0          4.3
         Provision for income taxes                 45.8         22.7
         Minority interest                           1.3           .9
         Net income                                 87.2         36.3

     Revenues
     --------
         Contract drilling
           Jackup rigs:
             North America                        $109.9       $ 67.7
             Europe                                 57.8         32.2
             Asia Pacific                           22.6         12.9
                                                  ------       ------
               Total jackup rigs                   190.3        112.8
           Barge rigs - South America               23.0         20.6
           Platform rigs                             7.5          7.4
                                                  ------       ------
               Total contract drilling             220.8        140.8
                                                  ------       ------

         Marine transportation
           AHTS (2)                                  5.3          4.7
           Supply                                   17.2         13.5
           Mini-supply                               3.1          2.6
                                                  ------       ------
               Total marine transportation          25.6         20.8
                                                  ------       ------
                 Total                            $246.4       $161.6
                                                  ======       ======

     Operating Margin(1)
     -------------------
         Contract drilling
           Jackup rigs:
             North America                        $ 77.2       $ 41.7
             Europe                                 42.9         19.3
             Asia Pacific                           12.4          2.4
                                                  ------       ------
               Total jackup rigs                   132.5         63.4
           Barge rigs - South America               11.9         13.1
           Platform rigs                             3.0          2.3
                                                  ------       ------
               Total contract drilling             147.4         78.8
                                                  ------       ------

         Marine transportation
           AHTS (2)                                  3.1          2.8
           Supply                                   10.5          8.5
           Mini-supply                               1.7          1.4
                                                  ------       ------
              Total marine transportation           15.3         12.7
                                                  ------       ------
                  Total                           $162.7       $ 91.5
                                                  ======       ======

     (1) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.
     (2) Anchor handling tug supply vessels.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 1998 and 1997:

                                                   1998        1997
                                                ---------    --------
     Contract Drilling
     -----------------
        Rig utilization:
           Jackup rigs:
             North America                            99%         93%
             Europe                                  100%        100%
             Asia Pacific                             71%         61%
                                                ---------    --------
               Total jackup rigs                      94%         88%
           Barge rigs - South America                100%        100%
           Platform rigs                              86%         61%
                                                ---------    --------
                 Total                                94%         87%
                                                =========    ========
        Average day rates:
           Jackup rigs:
             North America                      $ 56,174     $ 37,006
             Europe                              100,326       60,649
             Asia Pacific                         48,477       32,624
                                                --------     --------
               Total jackup rigs                  63,120       41,084
           Barge rigs - South America             25,246       22,813
           Platform rigs                          23,098       17,909
                                                --------     --------
                 Total                          $ 52,288     $ 34,653
                                                ========     ========
     Marine Transportation
     ---------------------
         Fleet utilization:
           AHTS*                                     73%          79%
           Supply                                    90%          94%
           Mini-supply                               96%          96%
                                                --------     --------
                Total                                89%          92%
                                                ========     ========

         Average day rates:
           AHTS*                                $ 16,232     $ 10,992
           Supply                                  8,908        6,962
           Mini-supply                             4,455        3,726
                                                --------     --------
               Total                            $  8,676     $  6,791
                                                ========     ========

     *   Anchor handling tug supply vessels.

Discussions relative to each of the Company's operating segments and significant changes in operating results for the three months ended March 31, 1998 as compared with the prior year same period results are set forth below.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at March 31, 1998 and 1997:
                                                 1998        1997
                                                ------      ------
         Jackup rigs:
             North America                         22          22
             Europe                                 7           6
             Asia Pacific                           7(1)        7(1)
                                                 ----        ----
               Total jackup rigs                   36          35
         Barge rigs - South America                10          10
         Platform rigs                              8(2)        8(2)
                                                 ----        ----
                 Total                             54          53
                                                 ====        ====


         (1)Includes one jackup rig operated by the Company that was previously 49% owned. The Company acquired the remaining 51% interest in May 1997.

         (2)Seven are located in the Gulf of Mexico and one, which is not owned but operated under a management contract, is located off the coast of China.

For the three months ended March 31, 1998, revenues for the Company's contract drilling segment increased by $80.0 million, or 57%, and operating margin increased by $68.6 million, or 87%, compared to the prior year period. The significantly improved 1998 results were primarily driven by increased revenues from higher day rates for the Company's drilling rigs and, to a lesser extent, increased utilization. The Company's contract drilling operating margin was negatively impacted by an increase in operating expenses of $11.4 million, or 18%, from the prior year period. The increase in operating expenses is primarily due to higher wages, benefits and training costs for offshore rig workers and increasing oilfield equipment and materials costs. In general, as the demand for offshore drilling services has increased, so has the demand for qualified personnel and materials and equipment, which has resulted in cost increases.

   North America Jackup Rigs

Revenues and operating margin for the Company's North America jackup rigs increased by $42.2 million, or 62%, and by $35.5 million, or 85%, respectively, from the prior year period. These improvements are primarily attributable to a 52% increase in average day rates and an increase in utilization to 99% in the current year period from 93% in the prior year period. In the prior year the Company had two rigs in the shipyard for the majority of the period undergoing enhancements and none in the current year period, which accounts for the increase in utilization.

   Europe Jackup Rigs

Revenues and operating margin for the Company's Europe jackup rigs increased by $25.6 million, or 80%, and by $23.6 million, or 122%, respectively, from the prior year period. These improvements are primarily due to a 65% increase in day rates, and bareboat charter revenue from the ENSCO 100, which was acquired in December 1997.

   Asia Pacific Jackup Rigs

For the three months ended March 31, 1998, revenues increased by $9.7 million, or 75%, and operating margin increased by $10.0 million, or 417%, from the comparable prior year period. These improvements are primarily due to increased revenues resulting from a 49% increase in day rates and an increase in utilization to 71% in the current year period from 61% in the prior year period. The increase in utilization is due to less shipyard downtime as four of the Asia Pacific jackup rigs were in shipyards for all or a portion of the prior year period undergoing enhancements, whereas during the current year period, only two jackup rigs were in the shipyard for the entire period. The two jackup rigs currently in the shipyard are anticipated to return to work in the second half of 1998. In addition to increased day rates and utilization, in May 1997, the Company acquired the remaining 51% interest in the ENSCO 57, which resulted in increased revenues and operating margin in the current year period.

   South America Barge Rigs

For the three months ended March 31, 1998, revenues for the Company's South America barge rigs increased by $2.4 million, or 12%, and operating margin decreased by $1.2 million, or 9%, from the prior year period. The increase in revenues is primarily due to inflationary cost increases that the Company is reimbursed for through day rate increases. In the prior year period, the Company collected additional revenues related to catch-up adjustments for prior inflationary cost increases, resulting in a negative impact on the change in revenues and operating margin from the prior year period. The Company's contracts with Petroleos de Venezuela, S.A. ("PDVSA") provide for the recovery of inflationary cost increases through day rate adjustments. As a result, revenue increases are generally a direct offset to corresponding cost increases.

The initial contract periods on two of the barge rigs expired in March and April 1998, and the initial contract periods on two more barge rigs will expire in June 1998. Under the terms of the applicable contracts, PDVSA has the option to purchase these four rigs, and four more rigs with initial contract periods expiring in 1999. Currently, the two barge rigs whose initial contract periods have expired continue to work for PDVSA under contract extensions, however, PDVSA has expressed a desire to exercise its purchase option on these two rigs. Management cannot predict whether or not PDVSA will actually purchase the rigs, but believes that the rigs will continue to work for PDVSA under contract extensions until a final decision is made. If PDVSA decides not to renew the contracts or purchase the rigs, the Company believes that it will be able to secure contracts for these rigs with another operator in Venezuela. If PDVSA exercises their purchase option and consummates the purchase of any of the rigs, the Company will recognize a gain on the sale.


Marine Transportation

The following is an analysis of the Company's marine transportation vessels as of March 31, 1998 and 1997:

                                        1998          1997
                                       ------        ------
         AHTS *                            5             6
         Supply                           24            23
         Mini-Supply                       8             8
                                         ----          ---
         Total                            37            37
                                         ====          ===

         *  Anchor handling tug supply vessels.

Revenues and operating margin for the Company's marine transportation segment for the three months ended March 31, 1998 increased by $4.8 million, or 23%, and by $2.6 million, or 20%, respectively, as compared to the prior year period. The 1998 results improved significantly from the prior year due to higher average day rates for the Company's marine transportation vessels, offset, in part, by a slight reduction in utilization as compared to the prior year period. Average day rates for the Company's marine transportation vessels increased by approximately 28% from the prior year period and utilization decreased to 89% in the current year period from 92% in the prior year period due primarily to scheduled drydockings for the Company's AHTS vessels.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.4 million, or 18%, for the three months ended March 31, 1998 as compared to the prior year period. This decrease is due primarily to a change in the depreciable lives of the Company's drilling rigs and marine vessels effective January 1, 1998, offset, in part, by an increase in property and equipment balances from the prior year. Based on a recent engineering and economic study of the Company's asset base, the depreciable lives of the Company's drilling rigs and marine vessels have been extended by an average of five to six years. The effect of this change on the Company's financial results for the three months ended March 31, 1998 was to reduce depreciation expense by $10.0 million, or $.07 per basic or diluted share.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 1998 and 1997 was as follows (in millions):

                                        1998         1997
                                       ------       ------
         Interest income                $ 2.7        $ 1.4
         Interest expense, net           (7.6)        (5.8)
         Other, net                       (.1)          .1
                                        -----        -----
                                        $(5.0)       $(4.3)
                                        =====        =====

Interest income increased due primarily to higher average cash balances in the current period. Interest expense increased due to higher average debt balances primarily resulting from the Company's $300.0 million public debt offering in November 1997.

Provision for Income Taxes

The Company's provision for income taxes increased by $23.1 million for the three months ended March 31, 1998 as compared to the prior year period, due to the increased profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1998 and 1997 are as follows (in millions):

                                            1998       1997
                                           ------     ------

         Cash flow from operations         $148.9     $ 60.0
                                           ======     ======
         Capital expenditures
            Enhancements                   $ 43.5     $ 24.0
            Construction                     27.8          -
            Sustaining                        9.7        7.7
                                           ------     ------
                                           $ 81.0     $ 31.7
                                           ======     ======

Cash flow from operations increased by $88.9 million for the three months ended March 31, 1998 as compared to the prior year period. The increase in cash flow from operations is primarily due to increased operating results in the first three months of 1998 and from changes in working capital.

Management anticipates that capital expenditures for the remainder of 1998 will be approximately $295.0 million, including $30.0 million for existing operations, $150.0 million for enhancements to rigs and vessels, and $135.0 million for the construction of a new harsh-environment jackup rig and three new barge rigs. The Company may spend additional funds to acquire or to build new rigs or vessels in 1998, depending on market conditions and opportunities.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios at March 31, 1998 and December 31, 1997 are summarized below (in millions, except percentages):

                                           March 31,     December 31,
                                             1998            1997
                                         ------------    ------------

          Long-term debt                     $  395.2        $  400.8
          Total capital                       1,556.2         1,477.5
          Long-term debt to total capital         25%             27%

The decrease in long-term debt is a result of debt repayments during the first quarter of 1998. The total capital of the Company increased primarily due to equity increases resulting from the profitability of the Company for the three months ended March 31, 1998.

The Company's liquidity position at March 31, 1998 and December 31, 1997 is summarized in the table below (in millions, except ratios):

                                             March 31,    December 31,
                                               1998          1997
                                           ------------   -----------

          Cash and short-term investments       $ 318.5       $ 262.2
          Working capital                         330.0         316.2
          Current ratio                             2.9           3.4

The Company utilizes a conservative investment philosophy with respect to its cash and cash equivalents and does not use derivative financial instruments for investment or trading purposes.

Based on the current financial condition of the Company, management believes that cash flow from operations and the Company's working capital should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future. In addition, the Company is currently in the process of arranging a new unsecured revolving line of credit with a group of banks for the purpose of supplementing the cash available for capital expenditure requirements. The available credit line is expected to be in the range of $150.0 to $200.0 million and is anticipated to be completed in the second quarter of 1998.

MARKET RISK

The Company uses financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use financial instruments for trading purposes. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.


OUTLOOK AND FORWARD-LOOKING STATEMENTS

With the recent decline in oil prices, management anticipates that the Company will experience reduced day rates and utilization. The Company's management believes that the projected reduction in day rates and utilization is directly tied to lower oil prices and related factors, which have led to the deferral of some drilling programs. As a result of the negative impact on day rates and utilization for the Company's drilling rigs and marine vessels and the short-term nature of the Company's contracts, management believes that the Company's financial results will be adversely affected through the remainder of 1998 in comparison to the results for the first three months of 1998. As day rates and utilization for the Company's drilling rigs and marine vessels are dependent on the market conditions in which the Company operates, the extent of such adverse change cannot be accurately predicted.

Progress on the construction of the Company's three barge rigs for Venezuela and a harsh-environment jackup rig is proceeding as scheduled. The barge rigs, which are being constructed against a long-term contract with Chevron, are expected to be delivered in early 1999, and the harsh-environment jackup rig is scheduled for delivery in early 2000. The Company has an option to build a second harsh-environment jackup rig that expires early in the third quarter of 1998. The Company continues to work on the final design phase of a semisubmersible drilling rig that it is actively marketing.

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry,
(iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions,
(vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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





                                   ENSCO INTERNATIONAL INCORPORATED



Date:   May 7, 1998                /s/  C. Christopher Gaut
      ----------------             ------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. Malone
                                   ------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer