Form 10-K/A
period 1997-12-31
ENSCO INTERNATIONAL INC
filed 1998-07-01
CIK 314808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                        --------------------------------
          (Mark One)
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                              EXPLANATORY STATEMENT

ENSCO International Incorporated's Annual Report for the year ended December 31, 1997 on Form 10-K is being amended in order to include as exhibits restated Financial Data Schedules for certain periods as required in Regulation S-K Item 601(c)(2)(iii). The restatement is due to a change in accounting principle, specifically, Statement of Financial Accounting Standards No. 128, "Earnings per Share". Pursuant to Item 601(c)(1)(iv) of Regulation S-K, the Financial Data Schedules are not deemed to be "filed" for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.

Item 14 of Part IV, Exhibits, Financial Statement Schedules and Reports on Form 8-K, is hereby amended and restated in its entirety as set forth below.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements, financial statement schedules and exhibits filed as part of this report:

       (1)  Financial Statements of ENSCO International Incorporated        Page

            Report of Independent Accountants - Price Waterhouse LLP....      21
            Consolidated Statement of Income............................      22
            Consolidated Balance Sheet..................................      23
            Consolidated Statement of Cash Flows........................      24
            Notes to Consolidated Financial Statements..................      25

       (2)  Exhibits

            The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.                           Document
-----------                           --------
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

Exhibit No.                            Document
-----------                            --------
  4.3 - Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

  4.4 - Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

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

  10.2 -  Amendment   to  ENSCO   Incentive  Plan,   dated   November  11,  1997
          (previously filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

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

Exhibit No.                            Document
-----------                            --------
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

  10.17 - ENSCO Savings Plan, as revised and restated (previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

  10.18 - ENSCO Supplemental Executive Retirement Plan, as amended and restated (previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

  10.19 - Indemnification Agreement between the Company and its officers and directors (previously filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

  21.1  - Subsidiaries   of   the   Registrant  (previously  filed  as   Exhibit
          21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

  23.1  - Consent  of  Price   Waterhouse  LLP (previously filed as Exhibit 23.1
          to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

  27.1  - Financial  Data   Schedule -  December 31, 1997  (previously  filed as
          Exhibit 27.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

Exhibit No.                           Document
-----------                           --------
 *27.2 - Restated  Financial   Data Schedules -  March  31, 1997,  June 30, 1997
         and  September 30, 1997.

 *27.3 - Restated  Financial  Data  Schedules - March 31, 1996,   June 30, 1996,
         September 30, 1996 and December 31, 1996.

 *27.4 - Restated Financial Data Schedule - December 31, 1995.

--------------
*Filed herewith


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

   2. Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and previously filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

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

   10. ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.18 hereto and previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 1998.

                                       ENSCO International Incorporated
                                               (Registrant)


                                       /s/   C. CHRISTOPHER GAUT
                                       -------------------------------------
                                             C. Christopher Gaut
                                             Vice President and
                                             Chief Financial Officer



                                       /s/  H. E. MALONE
                                       -------------------------------------
                                            H. E. Malone
                                            Vice President, Controller and
                                            Chief Accounting Officer