Form 10-Q
period 1998-06-30
ENSCO INTERNATIONAL INC
filed 1998-08-10
CIK 314808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998



                                      OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to_______________



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


There were 140,898,862 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1998.

                        ENSCO INTERNATIONAL INCORPORATED

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998




                                                                 PAGE
                                                                 ----

PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

            Review Report of Independent Accountants               3

            Consolidated Statement of Income
                Three Months Ended June 30, 1998 and 1997          4


            Consolidated Statement of Income
                Six Months Ended June 30, 1998 and 1997            5


            Consolidated Balance Sheet
                June 30, 1998 and December 31, 1997                6


            Consolidated Statement of Cash Flows
                Six Months Ended June 30, 1998 and 1997            7


            Notes to Consolidated Financial Statements             8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS      10


PART II - OTHER INFORMATION

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                            22

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   23


SIGNATURES                                                        24

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ENSCO International Incorporated



We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of June 30, 1998 and the related consolidated statements of income and of cash flows for the three and six month periods ended June 30, 1998 and 1997. This financial information is the responsibility of the Company's management.


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





/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
July 31, 1998

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)



                                                          Three Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------


OPERATING REVENUES .................................     $  234.0     $  195.4

EXPENSES
   Operating expenses ..............................         83.6         77.1
   Depreciation and amortization ...................         20.2         25.8
   General and administrative ......................          4.1          3.8
                                                         --------     --------
                                                            107.9        106.7
                                                         --------     --------


OPERATING INCOME ...................................        126.1         88.7

OPERATING INCOME (EXPENSE)
   Interest income .................................          3.8          1.3
   Interest expense, net ...........................         (6.6)        (4.8)
   Other, net ......................................           .1           --
                                                         --------     --------
                                                             (2.7)        (3.5)
                                                         --------     --------


INCOME BEFORE TAXES AND MINORITY INTEREST ..........        123.4         85.2

PROVISION FOR INCOME TAXES
   Current income taxes ............................         31.2         18.4
   Deferred income taxes ...........................         11.1         13.7
                                                         --------     --------
                                                             42.3         32.1


MINORITY INTEREST ..................................           .5           .9
                                                         --------     --------

NET INCOME .........................................     $   80.6     $   52.2
                                                         ========     ========

EARNINGS PER SHARE
   Basic ...........................................     $    .57     $    .37
   Diluted .........................................     $    .57     $    .37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic ...........................................        141.4        140.9
   Diluted .........................................        142.6        140.6



   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)



                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            1998          1997
                                                          -------       -------

OPERATING REVENUES..................................      $ 480.4       $ 357.0

EXPENSES
   Operating expenses ..............................        167.3         147.2
   Depreciation and amortization ...................         40.0          50.0
   General and administrative ......................          7.7           6.9
                                                          -------       -------
                                                            215.0         204.1
                                                          -------       -------

OPERATING INCOME ...................................        265.4         152.9

OTHER INCOME (EXPENSE)
   Interest income .................................          6.5           2.7
   Interest expense, net ...........................        (14.2)        (10.6)
   Other, net ......................................           --            .1
                                                          -------       -------
                                                             (7.7)         (7.8)
                                                          -------       -------

INCOME BEFORE TAXES AND MINORITY INTEREST ..........        257.7         145.1

PROVISION FOR INCOME TAXES
   Current income taxes ............................         66.0          27.6
   Deferred income taxes ...........................         22.1          27.2
                                                          -------       -------
                                                             88.1          54.8

MINORITY INTEREST ..................................          1.8           1.8
                                                          -------       -------

NET INCOME .........................................      $ 167.8       $  88.5
                                                          =======       =======

EARNINGS PER SHARE
   Basic ...........................................      $  1.19       $   .63
   Diluted .........................................      $  1.18       $   .62


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic ...........................................        141.4         140.9
   Diluted .........................................        142.8         142.6

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                         June 30,  December 31,
                                                           1998        1997
                                                       ----------- -----------
                                                       (Unaudited)  (Audited)
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents .........................   $  351.3     $  262.2
   Accounts and notes receivable, net ................      155.1        157.2
   Prepaid expenses and other ........................       20.1         27.7
                                                         --------     --------
          Total current assets .......................      526.5        447.1
                                                         --------     --------

PROPERTY AND EQUIPMENT, AT COST ......................    1,715.3      1,534.1
   Less accumulated depreciation .....................      394.4        357.0
                                                         --------     --------
          Property and equipment, net ................    1,320.9      1,177.1
                                                         --------     --------

OTHER ASSETS, NET ....................................      141.6        147.8
                                                         --------     --------
                                                         $1,989.0     $1,772.0
                                                         ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..................................   $   10.9     $    7.8
   Accrued liabilities ...............................      148.4         93.8
   Current maturities of long-term debt ..............       23.4         29.3
                                                         --------     --------
          Total current liabilities ..................      182.7        130.9
                                                         --------     --------

LONG-TERM DEBT .......................................      388.8        400.8

DEFERRED INCOME TAXES ................................      150.3        128.2

OTHER LIABILITIES ....................................       23.6         24.4

MINORITY INTEREST ....................................       12.8         11.0

COMMITMENTS AND CONTINGENCIES ........................         --           --

STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value, 20.0 million
      shares authorized and none issued ..............         --           --
   Common stock, $.10 par value, 250.0 million
      shares authorized, 155.3 million and 155.2
      million shares issued ..........................       15.5         15.5
   Additional paid-in capital ........................      842.1        841.3
   Retained earnings .................................      459.3        298.6
   Restricted stock (unearned compensation) ..........       (6.1)        (6.8)
   Cumulative translation adjustment .................       (1.1)        (1.1)
   Treasury stock, at cost, 13.4 million and
      13.0 million shares ............................      (78.9)       (70.8)
                                                         --------     --------
           Total stockholders' equity ................    1,230.8      1,076.7
                                                         --------     --------
                                                         $1,989.0     $1,772.0
                                                         ========     ========


   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                                1998     1997
                                                              -------   -------

OPERATING ACTIVITIES
   Net income ............................................     $167.8    $ 88.5
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ...................       40.0      50.0
         Deferred income tax provision ...................       22.1      27.2
         Amortization of other assets ....................        5.0       3.0
         Other ...........................................        (.6)      (.3)
         Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ....        2.1     (31.6)
           (Increase) decrease in prepaid expenses and
             other .......................................        7.6       (.7)
           Increase in accounts payable ..................        3.1       1.4
           Increase in accrued liabilities ...............       25.4       7.6
                                                               ------    ------
             Net cash provided by operating activities ...      272.5     145.1
                                                               ------    ------

INVESTING ACTIVITIES
   Additions to property and equipment ...................     (152.1)   (114.0)
   Proceeds from disposition of assets ....................       1.4        .8
                                                               ------    ------
             Net cash used by investing activities .......     (150.7)   (113.2)
                                                               ------    ------


FINANCING ACTIVITIES
   Reduction of long-term borrowings .....................      (17.7)    (42.3)
   Cash dividends ........................................       (7.1)       --
   Treasury stock purchased under buyback program ........       (7.7)       --
   Reduction in restricted cash ..........................         --       1.6
   Other .................................................        (.2)      (.2)
                                                               ------    ------
             Net cash used by financing activities .......      (32.7)    (40.9)
                                                               ------    ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........       89.1      (9.0)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........      262.2      80.7
                                                               ------    ------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................     $351.3    $ 71.7
                                                               ======    ======


   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Unaudited Financial Statements

The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The financial data for the three and six month periods ended June 30, 1998 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

Results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1998. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Change in Depreciable Lives

During the  latter  part of 1997,  the  Company  performed  an  engineering  and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs and marine vessels by an average of five to six years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three and six months ended June 30, 1998 was to reduce depreciation expense by approximately $10.0 million or $.07 per basic and diluted share and $20.0 million or $.14 per basic and diluted share, respectively.

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's financial statements.

Note 4 - Earnings Per Share

For the three and six months ended June 30, 1998 and 1997, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 1998 and 1997 (in millions).

                                                       Three Months            Six Months
                                                      Ended June 30,          Ended June 30,
                                                   --------------------    -------------------
                                                     1998        1997        1998       1997
                                                   --------    --------    --------    -------

Weighted average common shares - basic               141.4       140.9       141.4      140.9

Potentially dilutive common shares:
   Restricted stock grants                              .4          .5          .4         .5
   Stock options                                        .8         1.2         1.0        1.2
                                                   -------     -------     -------    -------
Weighted average common shares - diluted             142.6       142.6       142.8      142.6
                                                   =======     =======     =======    =======


Note 6 - Stock Buyback Program

In May 1998, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's Common Stock as a means to offset the dilutive effect of shares issued under various benefit plans and to capitalize on the attractive valuation of the Company's common stock. As of June 30, 1998, the Company had repurchased 386,500 shares of its common stock at a cost of approximately $7.7 million.

Note 7 - Revolving Credit Agreement

In May 1998, the Company entered into a $185 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement will be based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio, and tangible net worth. As of June 30, 1998, the Company had $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

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

During the second quarter of 1998, demand for offshore drilling equipment declined as oil prices continued to deteriorate from price levels at the end of 1997 and at the end of the first quarter of 1998. Oil prices have recently been at the lowest levels experienced during the last twelve years due to, among other things, concerns about an excess supply of oil in the world markets and reduced growth in worldwide demand due to the impact of the economic slowdown in Southeast Asia. In an attempt to prevent further deterioration in oil prices, members of OPEC and some other oil and gas producers recently agreed to reduce their current oil production levels. However, there can be no assurance that these agreements will reduce oil production levels or if or when these measures will increase oil prices and return them to higher levels that have prevailed over much of the last decade. As oil prices have declined, companies exploring for oil and natural gas have deferred some of their drilling programs thereby reducing demand for drilling equipment and marine transportation services and resulting in reductions in day rates and utilization. This erosion in day rates and utilization is beginning to impact the Company's financial results and the Company currently expects that its earnings for the second half of 1998 will be significantly lower than the results for the first half of 1998. See "Outlook and Forward-Looking Statements" for further information about how the current business environment is expected to impact the Company's future financial results.

RESULTS OF OPERATIONS

Although the Company's day rates and utilization are declining from peak 1998 levels, the Company's results for the second quarter and six months ended June 30, 1998 showed significant improvement over the prior year periods. Compared with the second quarter of 1997, revenues increased by 20% to $234.0 million, operating income increased by 42% to $126.1 million and net income increased by 54% to $80.6 million. For the six months ended June 30, 1998, revenues increased by 35% to $480.4 million, operating income increased by 74% to $265.4 million and net income increased by 90% to $167.8 million. These improved results are due primarily to increased revenues from higher average day rates, lower depreciation resulting from a change in the estimated useful lives of the

Company's drilling rigs and marine vessels and a lower effective tax rate, offset in part by higher operating expenses.

The following analysis highlights the Company's operating results for the three and six months ended June 30, 1998 and 1997 (in millions):

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                   ------------------      ------------------
Operating Results                                   1998        1997        1998        1997
-----------------                                  ------      ------      ------      ------
   Revenues                                        $234.0      $195.4      $480.4      $357.0
   Operating margin(1)                              150.4       118.3       313.1       209.8
   Operating income                                 126.1        88.7       265.4       152.9
   Other expense                                      2.7         3.5         7.7         7.8
   Provision for income taxes                        42.3        32.1        88.1        54.8
   Minority interest                                   .5          .9         1.8         1.8
   Net income                                        80.6        52.2       167.8        88.5

Revenues
--------
   Contract drilling
     Jackup rigs:
       North America                               $ 99.8      $ 86.9      $209.7      $154.6
       Europe                                        59.8        39.4       117.6        71.7
       Asia Pacific                                  22.3        18.3        44.9        31.1
                                                   ------      ------      ------      ------
         Total jackup rigs                          181.9       144.6       372.2       257.4
     Barge rigs - South America                      20.4        20.5        43.4        41.1
     Platform rigs                                    8.9         7.4        16.4        14.8
                                                   ------      ------      ------      ------
         Total contract drilling                    211.2       172.5       432.0       313.3
                                                   ------      ------      ------      ------

   Marine transportation
     AHTS(2)                                          3.7         5.4         9.0        10.1
     Supply                                          16.4        14.8        33.6        28.3
     Mini-Supply                                      2.7         2.7         5.8         5.3
                                                   ------      ------      ------      ------
         Total marine transportation                 22.8        22.9        48.4        43.7
                                                   ------      ------      ------      ------
            Total                                  $234.0      $195.4      $480.4      $357.0
                                                   ======      ======      ======      ======

Operating Margin(1)
-------------------
   Contract drilling
     Jackup rigs:
       North America                               $ 67.3      $ 56.7      $144.6      $ 98.4
       Europe                                        44.1        25.6        87.0        44.9
       Asia Pacific                                  12.6         8.3        25.0        10.7
                                                   ------      ------      ------      ------
         Total jackup rigs                          124.0        90.6       256.6       154.0
     Barge rigs - South America                      10.5        12.0        22.3        25.1
     Platform rigs                                    3.5         1.7         6.5         4.0
                                                   ------      ------      ------      ------
         Total contract drilling                    138.0       104.3       285.4       183.1
                                                   ------      ------      ------      ------

   Marine transportation
     AHTS(2)                                          1.5         2.8         4.6         5.6
     Supply                                           9.7         9.7        20.2        18.2
     Mini-Supply                                      1.2         1.5         2.9         2.9
                                                   ------      ------      ------      ------
         Total marine transportation                 12.4        14.0        27.7        26.7
                                                   ------      ------      ------      ------
            Total                                  $150.4      $118.3      $313.1      $209.8
                                                   ======      ======      ======      ======

(1) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.
(2)   Anchor handling tug supply vessels.

The following is an analysis of certain operating information of the Company for the three and six months ended June 30, 1998 and 1997:


                                               Three Months Ended          Six Months Ended
                                                    June 30,                    June 30,
                                            -----------------------     ----------------------
                                               1998          1997         1998         1997
                                            ---------      --------     ---------    ---------

Contract Drilling
-----------------
   Utilization:
      Jackup rigs:
         North America                           93%            98%           96%          95%
         Europe                                 100%           100%          100%         100%
         Asia Pacific                            65%            78%           68%          70%
                                            --------       --------      --------     --------
           Total jackup rigs                     89%            95%           91%          92%
      Barge rigs - South America                100%           100%          100%         100%
      Platform rigs                              86%            62%           86%          62%
                                            --------       --------      --------     --------
             Total                               91%            91%           92%          89%
                                            ========       ========      ========     ========

   Average day rates:
      Jackup rigs:
         North America                      $ 53,543       $ 43,979      $ 54,891     $ 40,635
         Europe                              102,796         71,917       101,568       66,384
         Asia Pacific                         52,981         37,333        50,630       35,396
                                            --------       --------      --------     --------
           Total jackup rigs                  63,038         47,989        63,079       44,729
      Barge rigs - South America              22,228         22,559        23,729       22,685
      Platform rigs                           23,770         17,563        23,463       17,739
                                            --------       --------      --------     --------
             Total                          $ 50,843       $ 39,898      $ 51,571     $ 37,375
                                            ========       ========      ========     ========

Marine Transportation
---------------------
   Utilization:
      AHTS(1)                                    52%            82%           63%          81%
      Supply                                     89%            94%           89%          94%
      Mini-supply                                86%            98%           91%          97%
                                            --------       --------      --------     --------
        Total                                    83%            93%           86%          93%
                                            ========       ========      ========     ========

   Average day rates:
      AHTS(1)                               $ 15,687       $ 11,974      $ 16,003     $ 11,496
      Supply                                   8,417          7,535         8,662        7,249
      Mini-supply                              4,341          3,811         4,401        3,769
                                            --------       --------      --------     --------
        Total                               $  8,129       $  7,324      $  8,410     $  7,060
                                            ========       ========      ========     ========



(1)  Anchor handling tug supply vessels.

Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and six months ended June 30, 1998 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling


The following is an analysis of the Company's offshore drilling rigs at June 30, 1998 and 1997:
                                           Number of Rigs
                                           --------------
                                           1998      1997
                                           ----      ----

             Jackup rigs:
               North America                 22        22
               Europe                         7         6
               Asia Pacific                   7(1)      7(1)
                                           ----      ----
                 Total jackup rigs           36        35
             Barge rigs - South America      10        10
             Platform rigs                    8(2)      8(2)
                                           ----      ----
                 Total                       54        53
                                           ====      ====


         (1) Includes one jackup rig that was previously 49% owned by the Company. The remaining 51% interest was acquired by the Company in May 1997.

         (2) Seven are located in the Gulf of Mexico and one, which is not owned but operated under a management contract, is located off the coast of China.

Revenues for the Company's contract drilling segment increased by 22% to $211.2 million in the second quarter of 1998, compared with $172.5 million in the second quarter of 1997. This increase in revenues is primarily due to a 27% improvement in average day rates for the Company's drilling rigs. For the six months ended June 30, 1998, revenues for the contract drilling segment increased by 38% to $432.0 million, compared with $313.3 million for the same period in 1997. This increase in revenues is primarily due to a 38% improvement in average day rates and an increase in utilization to 92% in the current year period from 89% in the prior year period.

The operating margin as a percentage of revenues for the contract drilling segment increased to 65% in the second quarter of 1998, compared with 60% in the second quarter of 1997. For the six months ended June 30, 1998, operating margin as a percentage of revenues increased to 66%, compared with 58% in the prior year period. The increase in operating margin is due to increased revenues, offset in part by increased operating expenses resulting primarily from higher wages, benefits and training costs for offshore rig workers, and increased oilfield equipment and materials costs. As demand for offshore drilling services has increased, so has the demand for qualified personnel and equipment and materials, which has resulted in cost increases for the Company over the prior year periods.

   North America Jackup Rigs

For the second quarter of 1998, revenues for the Company's North America jackup rigs increased by $12.9 million or 15% and the operating margin increased by $10.6 million or 19% from the prior year quarter. The increase in revenues is primarily due to a 22% improvement in average day rates, offset in part by a decrease in utilization to 93% in the current year quarter from 98% in the prior year quarter. The decrease in utilization is due to additional downtime for rig modifications and repairs, scheduled drydockings and idle time. Operating expenses increased by $2.3 million or 8% from the prior year period due primarily to cost increases for operating supplies, repairs and replacements and wages and benefits.

For the six months ended June 30, 1998, revenues for the Company's North America Jackup rigs increased by $55.1 million or 36% and the operating margin increased by $46.2 million or 47% from the prior year period. The increase in revenue is primarily due to a 35% improvement in day rates and a slight increase in utilization. Operating expenses increased by $8.8 million or 16% from the prior year period primarily from cost increases for operating supplies, repairs and replacements and wages and benefits.

   Europe Jackup Rigs

Second quarter revenues for the Europe jackup rigs increased $20.4 million or 52% and the operating margin increased by $18.5 million or 72% from the prior year quarter. The increase in revenues is primarily due to a 43% improvement in average day rates with utilization remaining constant at 100% for both periods. Also, the acquisition of the ENSCO 100 in December 1997 contributed $3.6 million in revenues and $3.3 million in operating margin to the 1998 second quarter results. Operating expenses increased by $1.9 million or 14% from the prior year quarter primarily from cost increases for operating supplies, repairs and replacements and wages and benefits.

For the six months ended June 30, 1998, revenues for the Europe jackup rigs increased by $45.9 million or 64% and the operating margin increased by $42.1 million or 94% from the prior year period. Average day rates for the current year period increased 53% from the prior year while utilization remained constant at 100%. The ENSCO 100 contributed $7.2 million in revenues and $6.6 million in operating margin to the results of the current year period. Operating expenses increased by $3.8 million or 14% from the prior year period primarily from cost increases for operating supplies, repairs and replacements and wages and benefits.

   Asia Pacific Jackup Rigs

Second quarter revenues for the Asia Pacific jackup rigs increased by $4.0 million or 22% and the operating margin increased by $4.3 million or 52% from the prior year quarter. The increase in revenues is due to a 42% increase in day rates, offset in part by a decrease in utilization to 65% in the current year quarter from 78% in the prior year quarter. The decrease in utilization is due primarily to increased shipyard downtime resulting from two rigs undergoing modifications and enhancements during the entire second quarter of 1998 and two rigs coming off contract in June 1998. The enhancements to the two rigs currently in the shipyard will be completed during the third quarter of 1998. At the present time the Company does not have contracts for these rigs when the shipyard enhancements are completed, or for the two rigs whose contracts were completed in June 1998.

For the six months ended June 30, 1998, revenues for the Asia Pacific jackup rigs increased by $13.8 million or 44% and the operating margin increased by $14.3 million or 134% from the prior year period. Average day rates for the six months ended June 30, 1998 increased by 43% while utilization decreased to 68% from 70% in the prior year period, primarily resulting from shipyard downtime.

   South America Barge Rigs

Second quarter revenues for the South America barge rigs remained flat while the operating margin decreased by $1.5 million or 13% from the prior year quarter. The lack of revenue growth and the decrease in operating margin quarter-over-quarter is due primarily to the expiration of the initial contract periods on two of the barge rigs in March and April 1998 and two more barge rigs in June 1998. These four rigs have been working at reduced day rates under contract extensions, which has negatively impacted revenues and operating margin in the current quarter.

For the six months ended June 30, 1998, revenues increased by $2.3 million or 6% and the operating margin decreased by $2.8 million or 11% from the prior year period. The increase in revenues for the current year six month period is attributable to increased revenues in the first quarter of 1998, resulting primarily from inflationary day rate increases prior to the expiration of the initial contract terms of the four barge rigs discussed above. Historically, the Company has been able to recover inflationary cost increases through day rate adjustments as provided for under the contract with Petroleos de Venezuela, S.A. ("PDVSA"). Also, in the first quarter of 1997, the Company collected additional revenues related to catch-up adjustments of prior inflationary cost increases.

As stated above, four of the Company's ten barge rigs in Venezuela are operating under contract extensions as their initial contract periods have expired. PDVSA has informed the Company of its intent to purchase these four rigs as provided for under the terms of the original contract; however, it is uncertain whether the purchase of the rigs will be consummated by PDVSA. The Company and PDVSA are currently negotiating the purchase price of the rigs but there can be no assurance that the parties will reach agreement. If PDVSA consummates the purchase of any of the rigs, the Company expects to recognize a gain on the sale. If the rigs are not purchased by PDVSA then the Company will pursue other alternatives including new drilling contracts with PDVSA or contracting the rigs to third parties. Management currently expects that the rigs will continue to work for PDVSA under contract extensions until a final decision is reached.

Marine Transportation

The following is an analysis of the Company's marine transportation vessels as of June 30, 1998 and 1997:


                                       Number of Vessels
                                      ------------------
                                      1998          1997
                                      ----          ----

           AHTS*                         5             6
           Supply                       24            23
           Mini-Supply                   8             8
                                      ----          ----
               Total                    37            37
                                      ====          ====

           * Anchor handling tug supply vessels.


For the second quarter of 1998, revenues for the Company's marine transportation segment remained flat and the operating margin decreased by $1.6 million or 11% from the prior year quarter. Second quarter revenues reflect day rate improvements of approximately 11%, on average, from the prior year quarter and a decrease in utilization to 83% in the current year quarter from 93% in the prior year quarter. The decrease in utilization is primarily due to a scheduled increase in drydockings in the second quarter of 1998 compared with the prior year quarter. Operating expenses increased from the prior year primarily due to increased wages and benefits and increased costs resulting from drydockings.

For the six months ended June 30, 1998, revenues increased $4.7 million or 11% and the operating margin increased by $1.0 million or 4% from the prior year period. The increase in revenues is primarily due to a 19% increase in day rates, offset in part by a decrease in utilization to 86% in the current year period from 93% in the prior year period. The decrease in utilization is primarily due to more scheduled drydockings in 1998 than 1997.

Depreciation and Amortization

For the second quarter and six months ended June 30, 1998, depreciation and amortization expense decreased by $5.6 million or 22% and by $10.0 million or 20%, respectively, compared with the same periods in the prior year. These decreases are due primarily to a change in the depreciable lives of the Company's drilling rigs and marine vessels effective January 1, 1998, offset in part by an increase in property and equipment balances from the prior year. Based on an engineering and economic study of the Company's asset base, the depreciable lives of the Company's drilling rigs and marine vessels have been extended by an average of five to six years. The effect of this change on the Company's financial results for the quarter and six months ended June 30, 1998 was to reduce depreciation expense by $10.0 million or $.07 per basic and diluted share and by $20.0 million or $.14 per basic and diluted share, respectively.

Other Income (Expense)

Other income (expense) for the second quarter and six months ended June 30, 1998 and 1997 was as follows (in millions):


                                  Three Months Ended         Six Months Ended
                                  ------------------         ----------------
                                   1998        1997          1998        1997
                                  -----        -----         -----      -----

     Interest income              $ 3.8        $ 1.3         $ 6.5      $ 2.7
     Interest expense, net         (6.6)        (4.8)        (14.2)     (10.6)
     Other, net                      .1            -             -         .1
                                  -----        -----         -----      -----
                                  $(2.7)       $(3.5)        $(7.7)     $(7.8)
                                  =====        =====         =====      =====


The Company's interest income increased for the second quarter and six months ended June 30, 1998 over the comparable prior year periods primarily due to higher average cash balances in the current year.

Interest expense increased for the second quarter and six months ended June 30, 1998 over the comparable prior year periods due to higher average debt balances primarily resulting from the Company's issuance of $300 million of debt in November 1997.

Provision for Income Taxes

The Company's effective tax rate for the second quarter and six months ended June 30, 1998 was approximately 34% compared to 38% in the prior year periods. The decrease in the effective tax rate is primarily due to lower foreign taxes in the current year periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1998 and 1997 were as follows (in millions):


                                                          1998           1997
                                                         ------         ------

         Cash flow from operations                       $272.5         $145.1
                                                         ======         ======
         Capital expenditures
             Sustaining                                    23.1           13.3
             Enhancements                                  84.9           79.0
             Acquisitions or new construction              44.1           21.7
                                                         ------         ------
                                                         $152.1         $114.0
                                                         ======         ======

Cash flow from operations increased by $127.4 million for the six months ended June 30, 1998 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first six months of 1998 and the net change in various working capital accounts.

Management anticipates that capital expenditures in 1998, excluding acquisitions, will be approximately $355 million, represented by approximately $40 million for sustaining operations, $150 million for enhancements and $165 million for new construction projects. The Company may spend additional funds to acquire rigs or vessels in 1998, depending on market conditions and opportunities. The Company is currently constructing three barge rigs as well as a harsh-environment jackup rig. In May 1998, the Company was awarded a contract by Burlington Resources for a deep water semisubmersible drilling rig. ENSCO has contracted with a shipyard to build this semisubmersible drilling rig which will have water depth capabilities up to 7,500 feet. ENSCO expects to complete construction of the rig in approximately two years. The primary term of the contract is for three years, during which time the Company anticipates that revenues could be approximately $187 million.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios at June 30, 1998 and December 31, 1997 are summarized below (in millions, except percentages):

                                                June 30,          December 31,
                                                  1998                1997
                                               ----------         ------------

Long-term debt                                  $  388.8           $   400.8
Total capital                                    1,619.6             1,477.5
Long-term debt to total capital                      24%                 27%

The decrease in long-term debt is due primarily to debt repayments in the first six months of 1998. The total capital of the Company increased due primarily to the profitability of the Company for the first six months of 1998 offset in part by reductions in long-term debt and stock repurchases.

In May 1998, the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's common stock to offset the dilutive effect of shares issued under various benefit plans and to capitalize on the attractive valuation of the Company's common stock. As of June 30, 1998, the Company had repurchased 386,500 shares of its common stock at a cost of approximately $7.7 million.

In May 1998, the Company entered into a $185 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement will be based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio, and tangible net worth. As of June 30, 1998, the Company had $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

The Company's liquidity position at June 30, 1998 and December 31, 1997 is summarized in the table below (in millions, except ratios):


                                                  June 30,        December 31,
                                                    1998              1997
                                                 ------------     ------------

          Cash and cash equivalents                 $351.3            $262.2
          Working capital                            343.8             316.2
          Current ratio                                2.9               3.4

Management believes cash flow from operations, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

MARKET RISKS

The Company uses financial instruments to hedge its known liabilities in foreign currencies and certain projected foreign currency payments to mitigate its exposure to changes in those foreign currencies. The Company does not enter into financial instruments for speculative or trading purposes. At June 30, 1998, the Company had various foreign currency exchange contracts outstanding to exchange U.S. Dollars for Dutch Guilders, British Pounds Sterling and Singapore Dollars totaling $43.2 million combined. At June 30, 1998 there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 ISSUE

The Company has completed the initial assessment of its computer systems and other operational equipment to determine what systems and equipment may be impacted by the Year 2000 problem. The Company presently believes that it will be able to implement successfully the required systems and equipment modifications necessary to make the Company Year 2000 compliant by mid-1999. Based on the Company's assessment of its computer systems and other operational equipment to date, the Company believes that the potential impact, if any, of it not timely implementing the necessary modifications to become Year 2000 compliant would not be material to the operations of the Company. The Company currently estimates that it will incur costs of approximately $500,000 to become Year 2000 compliant.

The Company has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. In addition, third party vendors of hardware and packaged software have been contacted about their products' compliance status. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

With oil prices remaining at very depressed levels, management anticipates that the Company will experience further decreases in day rates and utilization in the near-term. As day rates and utilization continue to decrease, the Company's financial results will be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. However, the Company currently anticipates that its financial results for the second half of 1998 will be significantly lower than the results for the first half of 1998. The duration of this market downturn depends on many factors that also cannot be accurately predicted. Management anticipates that the offshore drilling markets will be unsettled for at least the balance of 1998, but remains positive on the long-term outlook for the industry and for ENSCO.

The declines experienced in the offshore drilling markets have had the greatest impact on the demand for the Company's jackup rigs in the Gulf of Mexico and Southeast Asia. The Company currently has three jackup rigs idle in the Gulf of Mexico where the Company's contracts have traditionally been and continue to be short-term contracts. Due to the short-term nature of these contracts, the Company expects that its Gulf of Mexico jackup rigs will experience increased downtime for the remainder of 1998. In the Asia Pacific region, the Company currently has two rigs idle and two rigs in the shipyard. In Europe, the Company anticipates that one rig will be idle during part of the third and fourth quarters of 1998. In South America, the Company is uncertain as to what the outcome will be regarding whether or not PDVSA will purchase the previously discussed four barge rigs whose initial contract periods have expired. Management expects that PDVSA will makes its determination during 1998. The market downturn is also affecting the Company's marine transportation segment, which currently has 10 of its 37 vessels available for work in the Gulf of Mexico.

In May 1998, the Company was awarded a contract by Burlington Resources for a deep water semisubmersible drilling rig. ENSCO has contracted with a shipyard to build this semisubmersible drilling rig which will have water depth capabilities up to 7,500 feet. ENSCO expects to complete construction of the rig in approximately two years. The primary term of the contract is for three years, during which time the Company anticipates that revenues could be approximately $187 million.

Progress on the construction of the Company's three barge rigs for Venezuela and a harsh-environment jackup rig are proceeding as scheduled. The barge rigs, which are being constructed against a long-term contract with Chevron, are expected to be delivered in early 1999, and the harsh-environment jackup rig is scheduled for delivery in early 2000. The Company has decided not to exercise its option to build a second jackup rig at the present time but has arranged to extend the option availability. The Company continues to evaluate its opportunities with regard to new construction projects.

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "management expects," "the Company believes," "the Company anticipates," "the Company expects" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv)operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. ENSCO will adopt this accounting standard as required by January 1, 2000.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 1998, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect three Class III Directors; "Proposal 2" - Approval of the ENSCO International Incorporated 1998 Incentive Plan; and "Proposal 3" - To approve the appointment of Price Waterhouse LLP as the Company's independent accountants for 1998. A description of the foregoing matters is contained in the Company's proxy statement dated March 26, 1998 relating to the 1998 annual meeting of stockholders.

There were 142,270,004 shares of the Company's common stock entitled to vote at the annual meeting based on the March 25, 1998 record date, of which 130,743,911, or approximately 92%, were present in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

With respect to Proposal 1 listed above, the voting was as follows:

                                              Votes for         Votes Withheld
                                             -----------        --------------
      Orville D. Gaither, Sr.                129,573,401           1,170,510
      Dillard S. Hammett                     129,576,484           1,167,427
      Thomas L. Kelly II                     129,576,831           1,167,080

With respect to Proposals 2 and 3 listed above, the voting was as follows:

                       Votes for     Votes Against   Abstentions    Non-Votes
                      -----------    -------------   -----------    ----------
      Proposal 2       89,822,252     10,382,779       468,137      30,070,743
      Proposal 3      130,445,600        128,720       169,588               3

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Filed with this Report

               Exhibit No.


               10.1 Credit  Agreement  among ENSCO  International  Incorporated,
                    ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Trust Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998.

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





                                   ENSCO INTERNATIONAL INCORPORATED




Date:   August 4, 1998             /s/  C. Christopher Gaut
        ---------------            ----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/  H. E. Malone
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer