Form 10-Q
period 1998-09-30
ENSCO INTERNATIONAL INC
filed 1998-11-05
CIK 314808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998


                                      OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  YES _X_   NO___


There were 137,606,923 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 4, 1998.

                     ENSCO INTERNATIONAL INCORPORATED

                             INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Review Report of Independent Accountants                    3

                  Consolidated Statement of Income
                      Three Months Ended September 30, 1998 and 1997          4

                  Consolidated Statement of Income
                      Nine Months Ended September 30, 1998 and 1997           5

                  Consolidated Balance Sheet
                      September 30, 1998 and December 31, 1997                6

                  Consolidated Statement of Cash Flows
                      Nine Months Ended September 30, 1998 and 1997           7

                  Notes to Consolidated Financial Statements                  8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11


PART II - OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                    24

         ITEM 5.  OTHER INFORMATION                                          24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           24


SIGNATURES                                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ENSCO International Incorporated


We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of September 30, 1998 and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997 and of cash flows for the nine month periods ended September 30, 1998 and 1997. This financial information is the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

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




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
November 2, 1998

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1998          1997
                                                          -------       -------

OPERATING REVENUES....................................... $ 179.8       $ 223.3

EXPENSES
    Operating expenses...................................    80.5          80.4
    Depreciation and amortization........................    20.9          27.0
    General and administrative...........................     3.8           3.5
                                                          -------       -------
                                                            105.2         110.9
                                                          -------       -------

OPERATING INCOME.........................................    74.6         112.4

OTHER INCOME (EXPENSE)
    Interest income......................................     4.0           1.4
    Interest expense, net................................    (6.2)         (5.0)
    Other, net...........................................    10.0           (.1)
                                                          -------       -------
                                                              7.8          (3.7)
                                                          -------       -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.........    82.4         108.7

PROVISION FOR INCOME TAXES
    Current income taxes.................................     1.3          27.9
    Deferred income taxes................................    21.0          12.5
                                                          -------       -------
                                                             22.3          40.4

MINORITY INTEREST........................................     1.1            .5
                                                          -------       -------

NET INCOME............................................... $  59.0       $  67.8
                                                          =======       =======

EARNINGS PER SHARE
    Basic................................................ $   .42       $   .48
    Diluted.............................................. $   .42       $   .47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic................................................   139.0         141.2
    Diluted..............................................   139.5         143.1

DIVIDENDS PER SHARE...................................... $  .025       $  .025

The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------

OPERATING REVENUES....................................... $ 660.2       $ 580.3

EXPENSES
    Operating expenses...................................   247.8         227.6
    Depreciation and amortization........................    60.9          77.0
    General and administrative...........................    11.5          10.4
                                                          -------       -------
                                                            320.2         315.0
                                                          -------       -------

OPERATING INCOME.........................................   340.0         265.3

OTHER INCOME (EXPENSE)
    Interest income......................................    10.5           4.1
    Interest expense, net................................   (20.4)        (15.6)
    Other, net...........................................    10.0             -
                                                          -------       -------
                                                               .1         (11.5)
                                                          -------       -------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.........   340.1         253.8

PROVISION FOR INCOME TAXES
    Current income taxes.................................    67.3          55.5
    Deferred income taxes................................    43.1          39.7
                                                          -------       -------
                                                            110.4          95.2

MINORITY INTEREST........................................     2.9           2.3
                                                          -------       -------

NET INCOME............................................... $ 226.8       $ 156.3
                                                          =======       =======

EARNINGS PER SHARE
    Basic................................................ $  1.61       $  1.11
    Diluted.............................................. $  1.60       $  1.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic................................................   140.6         141.0
    Diluted..............................................   141.6         142.6

DIVIDENDS PER SHARE...................................... $  .075       $  .025


The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents........................   $  293.6       $  262.2
    Accounts receivable, net.........................      149.1          157.2
    Prepaid expenses and other.......................       22.5           27.7
    Assets held for sale.............................       45.7              -
                                                        --------       --------
               Total current assets..................      510.9          447.1
                                                        --------       --------

PROPERTY AND EQUIPMENT, AT COST......................    1,727.6        1,534.1
    Less accumulated depreciation....................      389.2          357.0
                                                        --------       --------
               Property and equipment, net...........    1,338.4        1,177.1
                                                        --------       --------

OTHER ASSETS, NET....................................      141.0          147.8
                                                        --------       --------
                                                        $1,990.3       $1,772.0
                                                        ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.................................   $   16.4       $    7.8
    Accrued liabilities..............................      139.1           93.8
    Current maturities of long-term debt.............       22.7           29.3
                                                        --------       --------
               Total current liabilities.............      178.2          130.9
                                                        --------       --------

LONG-TERM DEBT.......................................      382.0          400.8

DEFERRED INCOME TAXES................................      171.4          128.2

OTHER LIABILITIES....................................       18.9           24.4

MINORITY INTEREST....................................       13.9           11.0

COMMITMENTS AND CONTINGENCIES........................          -              -

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value, 20.0 million
        shares authorized, none issued...............          -              -
     Common stock, $.10 par value, 250.0 million
        shares authorized, 155.6 million and 155.2
        million shares issued........................       15.6           15.5
     Additional paid-in capital......................      845.5          841.3
     Retained earnings...............................      514.8          298.6
     Restricted stock (unearned compensation)........       (8.0)          (6.8)
     Cumulative translation adjustment...............       (1.1)          (1.1)
     Treasury stock, at cost, 18.0 million and
         13.0 million shares.........................     (140.9)         (70.8)
                                                        --------       --------
                Total stockholders' equity...........    1,225.9        1,076.7
                                                        --------       --------
                                                        $1,990.3       $1,772.0
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------

OPERATING ACTIVITIES
    Net income.............................................. $ 226.8    $ 156.3
    Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization..................    60.9       77.0
             Deferred income tax provision..................    43.1       39.7
             Amortization of other assets...................     8.1        4.7
             Gain on asset dispositions.....................   (11.5)      (1.2)
             Other..........................................     2.7         .6
             Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable..    29.1      (52.4)
                (Increase) decrease in prepaid expenses and
                   other....................................     2.1       (6.8)
                Increase in accounts payable................     8.6         .6
                Increase in accrued liabilities.............    18.0       13.5
                                                             -------    -------
                 Net cash provided by operating activities..   387.9      232.0
                                                             -------    -------

INVESTING ACTIVITIES
    Additions to property and equipment.....................  (253.8)    (140.6)
    Proceeds from disposition of assets.....................     1.9        1.8
    Other...................................................       -         .5
                                                             -------    -------
                 Net cash used by investing activities......  (251.9)    (138.3)
                                                             -------    -------

FINANCING ACTIVITIES
    Reduction of long-term borrowings.......................   (25.1)     (51.0)
    Cash dividends..........................................   (10.6)      (3.5)
    Treasury stock purchased under buyback program..........   (69.6)         -
    Reduction in restricted cash............................       -        1.6
    Other...................................................      .7         .2
                                                             -------    -------
                 Net cash used by financing activities......  (104.6)     (52.7)
                                                             -------    -------

INCREASE IN CASH AND CASH EQUIVALENTS.......................    31.4       41.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   262.2       80.7
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................... $ 293.6    $ 121.7
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

The financial data for the three and nine month periods ended September 30, 1998 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

Results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1998. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Assets Held for Sale

At September 30, 1998, $45.7 million, representing the net book value of four of the Company's Venezuelan barge drilling rigs, was classified as assets held for sale based on notification given to the Company by Petroleos de Venezuela ("PDVSA") of its intent to purchase the ENSCO VII, VIII, IX and X. PDVSA has the option to purchase these rigs pursuant to a purchase option provided for in the original charter agreement.

On October 27, 1998, the Company sold to PDVSA the four barge drilling rigs whose contracts had expired in 1998 for cash proceeds of $49.4 million. The Company and PDVSA are in dispute concerning additional consideration the Company believes it is entitled to under the charter agreement, for reimbursement of taxes, liabilities and costs related to the sale and operation of the barge drilling rigs. The parties have yet to agree on the amount and method of calculating such additional payment. In connection with the sale, the Company and PDVSA have agreed to reserve their rights for resolution of these contractual disputes. Based on cash proceeds received from the sale, an insignificant gain will be recorded on the transaction after considering taxes and payment to ENSCO's minority interest holder. Any additional proceeds collected in future periods will be recognized into income when received.

The Company's remaining six barge drilling rigs in Venezuela continue to work for PDVSA under their charter contracts that all expire in mid-to-late 1999. The contracts with PDVSA for the six barge drilling rigs afford PDVSA the option to purchase each of the rigs during or at the end of the contracts. The Company is currently uncertain whether or not PDVSA will exercise its purchase option on these rigs.

Note 3 - Gain on Vessel

On September 7, 1998, one of the Company's large anchor handling tug supply vessels, the Kodiak II, sank while supporting drilling operations for a customer in the Gulf of Mexico. The vessel sank in approximately 4,300 feet of water and has been declared a total loss for insurance purposes.

The Company expects to receive insurance proceeds of $21.0 million on the loss of the vessel, resulting in a financial statement gain of $10.0 million ($6.5 million or $.05 per basic and diluted share net of tax) for the three and nine months ended September 30, 1998. The gain represents the insurance proceeds in excess of the net book value of the vessel and is recorded in "Other, net" under the Other Income (Expense) caption in the Consolidated Statements of Income for the three and nine months ended September 30, 1998. Through the date of this filing, the Company has received approximately $19.0 million of the $21.0 million proceeds from its insurers.

Note 4 - Stock Buyback Program

In May 1998, the Company's Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's Common Stock as a means to offset the dilutive effect of shares issued under the Company's stock compensation plans and to capitalize on the decrease in the market price of the Company's common stock. As of September 30, 1998, the Company had repurchased all 5.0 million shares authorized at a cost of approximately $69.6 million.

Note 5 - Revolving Credit Agreement

In May 1998, the Company entered into a $185 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio, and tangible net worth. As of September 30, 1998, the Company had $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

Note 6 - Change in Depreciable Lives

During the latter part of 1997, the Company performed an engineering and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs and marine vessels by an average of five to six years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the three and nine months ended September 30, 1998 was to reduce depreciation expense by approximately $9.7 million or $.07 per basic and diluted share and $29.8 million or $.21 per basic and diluted share, respectively.

Note 7 - Earnings Per Share

For the three and nine months ended September 30, 1998 and 1997, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 1998 and 1997 (in millions).

                                             Three Months          Nine Months
                                                Ended                 Ended
                                             September 30,        September 30,
                                            ---------------     ----------------
                                             1998      1997      1998       1997
                                            -----     -----     -----      -----

Weighted average common shares-basic        139.0     141.2     140.6      141.0

Potentially dilutive common shares:
    Restricted stock grants                    .1        .4        .3         .4
    Stock options                              .4       1.5        .7        1.2
                                            -----     -----     -----      -----

Weighted average common shares-diluted      139.5     143.1     141.6      142.6
                                            =====     =====     =====      =====

Note 8 - Comprehensive Income

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

During the third quarter of 1998, demand for offshore drilling equipment declined from the second quarter of 1998 as oil prices remained at depressed levels. The decline in oil prices is due to, among other things, concerns about an excess supply of oil in the world markets and reduced growth in worldwide demand due to the impact of the economic slowdown in Southeast Asia. In an attempt to prevent further deterioration in oil prices, members of OPEC and some other oil and gas producers recently agreed to reduce their oil production levels. However, there can be no assurance that these agreements will reduce oil production levels or if or when these measures will increase oil prices and return them to higher levels that have prevailed over much of the last decade. As oil prices have declined, companies exploring for oil and natural gas have deferred some of their drilling programs thereby reducing demand for drilling equipment and marine transportation services and resulting in reductions in day rates and utilization. This erosion in day rates and utilization is having a negative impact on the Company's financial results. The Company currently expects that its earnings for the fourth quarter of 1998 will continue to trend downward from the third quarter of 1998 and the results for the full year 1999 will be significantly less than the full year 1998 results. See "Outlook and Forward-Looking Statements" for further information about how the current business environment is expected to impact the Company's future financial results.

RESULTS OF OPERATIONS

The Company's results for the third quarter of 1998 decreased significantly from the prior year third quarter as the deterioration in the worldwide offshore drilling markets adversely impacted the Company's results. Compared with the third quarter of 1997, revenues for the third quarter of 1998 decreased by 19% to $179.8 million, operating income decreased by 34% to $74.6 million and net income decreased by 13% to $59.0 million.

Conversely, the Company's year to date results for the nine months ended September 30, 1998, showed marked improvement over the prior year period as the Company's first two quarters of 1998 were its best ever and reflected the carryover of the strong market conditions experienced in the latter part of 1997. For the nine months ended September 30, 1998, revenues increased by 14% to $660.2 million, operating income increased by 28% to $340.0 million and net income increased by 45% to $226.8 million.

The following analysis highlights the Company's operating results for the three and nine months ended September 30, 1998 and 1997 (in millions):

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          ------------------  -----------------
Operating Results                          1998      1997      1998       1997
-----------------                         ------    ------    ------    -------
    Revenues                              $179.8    $223.3    $660.2    $580.3
    Operating margin(1)                     99.3     142.9     412.4     352.7
    Operating income                        74.6     112.4     340.0     265.3
    Other income (expense)                   7.8      (3.7)       .1     (11.5)
    Provision for income taxes              22.3      40.4     110.4      95.2
    Minority interest                        1.1        .5       2.9       2.3
    Net income                              59.0      67.8     226.8     156.3

Revenues
--------
    Contract drilling
       Jackup rigs:
          North America                   $ 68.3    $100.7    $277.9    $255.3
          Europe                            51.2      48.4     168.8     120.1
          Asia Pacific                      15.1      22.8      60.0      53.9
                                          ------    ------    ------    ------
              Total jackup rigs            134.6     171.9     506.7     429.3
       Barge rigs - South America           16.0      22.1      59.4      63.2
       Platform rigs                        11.1       5.5      27.5      20.3
                                          ------    ------    ------    ------
              Total contract drilling      161.7     199.5     593.6     512.8
                                          ------    ------    ------    ------

    Marine transportation
       AHTS(2)                               5.4       5.6      14.5      15.7
       Supply                               10.9      15.3      44.5      43.6
       Mini-Supply                           1.8       2.9       7.6       8.2
                                          ------    ------    ------    ------
              Total marine transportation   18.1      23.8      66.6      67.5
                                          ------    ------    ------    ------
                 Total                    $179.8    $223.3    $660.2    $580.3
                                          ======    ======    ======    ======

Operating Margin(1)
-------------------
    Contract drilling
       Jackup rigs:
          North America                   $ 37.9    $ 70.5    $182.5    $168.9
          Europe                            35.2      34.0     122.2      78.9
          Asia Pacific                       6.5      11.5      31.5      22.2
                                          ------    ------    ------    ------
              Total jackup rigs             79.6     116.0     336.2     270.0
       Barge rigs - South America            8.0      11.5      30.3      36.6
       Platform rigs                         4.7       1.7      11.2       5.7
       Other                                 (.6)        -       (.6)        -
                                          ------    ------    ------    ------
              Total contract drilling       91.7     129.2     377.1     312.3
                                          ------    ------    ------    ------

    Marine transportation
       AHTS(2)                               2.8       3.0       7.4       8.6
       Supply                                4.2       9.0      24.4      27.2
       Mini-Supply                            .6       1.7       3.5       4.6
                                          ------    ------    ------    ------
              Total marine transportation    7.6      13.7      35.3      40.4
                                          ------    ------    ------    ------
                 Total                    $ 99.3    $142.9    $412.4    $352.7
                                          ======    ======    ======    ======

(1) Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.
(2) Anchor handling tug supply vessels.

The following is an analysis of certain operating information of the Company for the three and nine months ended September 30, 1998 and 1997:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        1998       1997        1998       1997
                                      --------   --------    --------   -------
Contract Drilling
-----------------
    Utilization:
        Jackup rigs:
             North America                 88%        97%         93%        96%
             Europe                        89%       100%         96%       100%
             Asia Pacific                  43%        86%         60%        76%
                                      --------   --------    --------   --------
                 Total jackup rigs         80%        95%         87%        93%
        Barge rigs - South America        100%       100%        100%       100%
        Platform rigs                      90%        56%         87%        60%
                                      --------   --------    --------   --------
                    Total                  85%        91%         90%        90%
                                      ========   ========    ========   ========

    Average day rates:
        Jackup rigs:
             North America            $ 38,261    $ 51,005   $ 49,621   $ 44,194
             Europe                     98,675      87,789    100,679     73,737
             Asia Pacific               54,391      40,915     51,542     37,658
                                      --------    --------   --------   --------
                 Total jackup rigs      51,594      55,800     59,578     48,644
         Barge rigs - South America     19,346      24,061     22,368     23,149
         Platform rigs                  27,032      20,954     24,902     18,394
                                      --------    --------   ---------  --------
                     Total            $ 42,014    $ 47,224   $ 48,571   $ 40,709
                                      ========    ========   ========   ========

Marine Transportation
---------------------
    Utilization:
        AHTS(1)                            73%         86%        66%        82%
        Supply                             82%         87%        87%        91%
        Mini-supply                        61%         95%        81%        97%
                                      --------    --------   --------   --------
            Total                          76%         88%        83%        91%
                                      ========    ========   ========   ========

    Average day rates:
        AHTS(1)                       $ 16,251    $ 14,098   $ 16,095   $ 12,305
        Supply                           6,040       8,019      7,830      7,502
        Mini-supply                      3,978       4,101      4,294      3,879
                                      --------    --------   --------   --------
             Total                    $  7,004    $  7,905   $  7,974   $  7,336
                                      ========    ========   ========   ========


(1) Anchor handling tug supply vessels.

Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and nine months ended September 30, 1998 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at September 30, 1998 and 1997:

                                         Number of Rigs
                                         --------------
                                         1998      1997
                                         ----      ----
          Jackup rigs:
            North America                 22        22
            Europe                         7(1)      6
            Asia Pacific                   7         7
                                        ----      ----
              Total jackup rigs           36        35
          Barge rigs - South America      10(2)     10
          Platform rigs                    8(3)      8(3)
                                        ----      ----
              Total                       54        53
                                        ====      ====

          (1) The Company acquired a jackup drilling rig, the ENSCO 100, in December 1997.
          (2) Includes the four barge drilling rigs subsequently sold on October 27, 1998.
          (3) Seven are located in the Gulf of Mexico and one, which is not owned but operated under a management contract, is located off the coast of China.

Revenues for the Company's contract drilling segment decreased by 19% to $161.7 million in the third quarter of 1998, compared with $199.5 million in the third quarter of 1997. This decrease in revenues is primarily due to an 11% decline in average day rates for the Company's drilling rigs and a reduction in utilization to 85% in the current year quarter from 91% in the prior year quarter. For the nine months ended September 30, 1998, revenues for the contract drilling segment increased by 16% to $593.6 million, compared with $512.8 million for the same period in 1997. This increase in revenues is primarily due to a 19% improvement in average day rates, offset in part by a decrease in utilization for the Company's jackup rigs.

Operating margin as a percentage of revenues for the contract drilling segment decreased to 57% in the third quarter of 1998, compared with 65% in the third quarter of 1997, primarily reflecting the significant decrease in revenues. For the nine months ended September 30, 1998, operating margin as a percentage of revenues increased to 64%, compared with 61% in the prior year period, reflecting the improved results of the first two quarters of 1998 over the prior year period.

     North America Jackup Rigs

For the third quarter of 1998, revenues for the Company's North America jackup rigs decreased by $32.4 million or 32% and the operating margin decreased by $32.6 million or 46% from the prior year quarter. The decrease in revenues is primarily due to a 25% decline in average day rates and a decrease in utilization to 88% in the current year quarter from 97% in the prior year quarter. The decrease in utilization is due to additional idle time resulting from less demand for the Company's drilling rigs.

For the nine months ended September 30, 1998, revenues for the Company's North America jackup rigs increased by $22.6 million or 9% and the operating margin increased by $13.6 million or 8% from the prior year period. The increase in revenues is primarily due to a 12% improvement in average day rates, offset in part by a slight decrease in utilization to 93% in the current year period from 96% in the prior year period. Operating expenses increased by $9.0 million or 10% from the prior year period primarily due to increased personnel costs, operating supplies and repairs and replacements.

     Europe Jackup Rigs

Third quarter revenues for the Europe jackup rigs increased by $2.8 million or 6% and the operating margin increased by $1.2 million or 4% from the prior year quarter. The increase in revenues is primarily due to a 12% improvement in average day rates, offset in part by a decrease in utilization to 89% in the current year quarter from 100% in the prior year quarter. The decrease in utilization is due to shipyard downtime for one rig in the third quarter of 1998. Also, the acquisition of the ENSCO 100 in December 1997 contributed $3.7 million in revenues and $3.3 million in operating margin to the 1998 third quarter results. Operating expenses increased by $1.6 million or 11% from the prior year quarter primarily due to increased personnel costs and operating costs for the ENSCO 100.

For the nine months ended September 30, 1998, revenues for the Europe jackup rigs increased by $48.7 million or 41% and the operating margin increased by $43.3 million or 55% from the prior year period. Average day rates for the current year period increased by 37% from the prior year while utilization decreased to 96% in the current year period from 100% in the prior year period, due to shipyard downtime for one rig in the third quarter of 1998. The ENSCO 100 contributed $10.9 million in revenues and $9.9 million in operating margin to the results of the current year period. Operating expenses increased by $5.4 million or 13% from the prior year period primarily due to increased personnel costs, operating supplies, repairs and replacements and operating costs for the ENSCO 100.

     Asia Pacific Jackup Rigs

Third quarter revenues for the Asia Pacific jackup rigs decreased by $7.7 million or 34% and the operating margin decreased by $5.0 million or 43% from the prior year quarter. The decrease in revenues is due primarily to a decrease in utilization to 43% in the current year quarter from 86% in the prior year quarter, offset in part by a 33% increase in average day rates. The decrease in utilization is due primarily to increased shipyard downtime resulting from two rigs undergoing modifications and enhancements during the third quarter of 1998. Additionally, two rigs came off contract in June 1998 and were idle for the entire third quarter. Operating expenses decreased by $2.7 million or 24% from the prior year period due primarily to decreased utilization resulting from shipyard downtime and idle rigs.

For the nine months ended September 30, 1998, revenues for the Asia Pacific jackup rigs increased by $6.1 million or 11% and the operating margin increased by $9.3 million or 42% from the prior year period. Average day rates for the nine months ended September 30, 1998 increased by 37% while utilization decreased to 60% in the current year period from 76% in the prior year period, primarily resulting from shipyard downtime and additional idle time in the third quarter of 1998. Operating expenses decreased by $3.2 million or 10% from the prior year period due primarily to decreased utilization in the current year period.

     South America Barge Rigs

Third quarter revenues for the South America barge rigs decreased by $6.1 million or 28% and the operating margin decreased by $3.5 million or 30% from the prior year quarter. The decrease in revenues and operating margin quarter-over-quarter is due primarily to the expiration of the initial contract periods on two of the barge rigs in March and April 1998 and two more barge rigs in June 1998.

For the nine months ended September 30, 1998, revenues decreased by $3.8 million or 6% and the operating margin decreased by $6.3 million or 17% from the prior year period. The decrease in revenues for the current year nine month period is attributable to the expiration of the four barge drilling rigs contracts as discussed above, offset in part by increased revenues resulting from inflationary day rate increases. Historically, the Company has been able to recover inflationary cost increases through day rate adjustments as provided for under the charter agreement with Petroleos de Venezuela, S.A. ("PDVSA"). Also, in the first quarter of 1997, the Company collected additional revenues related to catch-up adjustments of prior inflationary cost increases.

On October 27, 1998, the Company sold to PDVSA the four barge drilling rigs whose contracts had expired in 1998 for cash proceeds of $49.4 million. PDVSA purchased the rigs pursuant to a purchase option provided for in the original charter agreement. The Company and PDVSA are in dispute concerning additional consideration the Company believes it is entitled to under the charter agreement, for reimbursement of taxes, liabilities and costs related to the sale and operation of the barge drilling rigs. The parties have yet to agree on the amount and method of calculating such additional payment. In connection with the sale, the Company and PDVSA have agreed to reserve their rights for resolution of these contractual disputes. Based on cash proceeds received from the sale, an insignificant gain will be recorded on the transaction after considering taxes and payment to ENSCO's minority interest holder. Any additional proceeds collected in future periods will be recognized into income when received.

The Company's remaining six barge rigs in Venezuela continue to work for PDVSA under their charter contracts that all expire in mid-to-late 1999. The contracts with PDVSA afford PDVSA the option to purchase each of these rigs during or at the end of the contracts. The Company is currently uncertain whether or not PDVSA will exercise its purchase option on these rigs.

Marine Transportation

The following is an analysis of the Company's marine transportation vessels as of September 30, 1998 and 1997:

                                Number of Vessels
                                1998         1997
                                ----         ----

        AHTS                       4*           5
        Supply                    24           24
        Mini-Supply                8            8
                                ----         ----
              Total               36           37
                                ====         ====

        * One of the Company's anchor handling tug supply vessels, the Kodiak II, sank in September 1998.

For the third quarter of 1998, revenues for the Company's marine transportation segment decreased by $5.7 million or 24% and the operating margin decreased by $6.1 million or 45% from the prior year quarter. Third quarter revenues reflect a decrease in utilization to 76% in the current year quarter from 88% in the prior year quarter, an average day rate decrease of approximately 11% from the prior year quarter and lost revenues from the Kodiak II which sank in early September 1998. The decrease in utilization is primarily due to idle time in the third quarter of 1998 resulting from soft market conditions which caused decreased demand for the Company's vessels. Operating expenses increased approximately $.5 million from the prior year quarter due primarily to increased drydocking expense and increased personnel costs.

For the nine months ended September 30, 1998, revenues decreased $.9 million or 1% and the operating margin decreased by $5.1 million or 13% from the prior year period. Operating expenses increased approximately $4.1 million from the prior year period due primarily to increased drydocking expense and increased personnel costs.

Depreciation and Amortization

For the third quarter and nine months ended September 30, 1998, depreciation and amortization expense decreased by $6.1 million or 23% and by $16.1 million or 21%, respectively, compared with the same periods in the prior year. These decreases are due primarily to a change in the depreciable lives of the Company's drilling rigs and marine vessels effective January 1, 1998, offset in part by an increase in property and equipment balances from the prior year. Based on an engineering and economic study of the Company's asset base, the depreciable lives of the Company's drilling rigs and marine vessels have been extended by an average of five to six years. The effect of this change on the Company's financial results for the three and nine months ended September 30, 1998 was to reduce depreciation expense by $9.7 million or $.07 per basic and diluted share and by $29.8 million or $.21 per basic and diluted share, respectively.

Other Income (Expense)

Other income (expense) for the third quarter and nine months ended September 30, 1998 and 1997 was as follows (in millions):

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   ------------------        ------------------
                                    1998        1997          1998        1997
                                   ------      ------        ------      ------

      Interest income              $  4.0      $  1.4        $ 10.5      $  4.1
      Interest expense, net          (6.2)       (5.0)        (20.4)      (15.6)
      Other, net                     10.0         (.1)         10.0           -
                                   ------      ------        ------      ------
                                   $  7.8      $ (3.7)       $   .1      $(11.5)
                                   ======      ======        ======      ======

The Company's interest income increased for the third quarter and nine months ended September 30, 1998 over the comparable prior year periods primarily due to higher average cash balances in the current year.

Interest expense increased for the third quarter and nine months ended September 30, 1998 over the comparable prior year periods due to higher average debt balances primarily resulting from the Company's issuance of $300 million of debt in November 1997.

"Other, net" for the third quarter and nine months ended September 30, 1998 includes a non-recurring gain of $10.0 million ($6.5 million or $.05 per basic and diluted share net of tax) resulting from the sinking of one of the Company's large anchor handling tug supply vessels, the Kodiak II, in September 1998. The gain represents the insurance proceeds to be received in excess of the net book value of the vessel. See Note 3 - Gain on Vessel.

Provision for Income Taxes

The Company's effective tax rate for the third quarter of 1998 was 27% and for the nine months ended September 30, 1998 was 32%, compared with 37% for the same prior year periods. The decrease in the effective tax rate in the current year periods is due primarily to recognition in the third quarter of 1998 of a favorable settlement of a foreign tax matter and an adjustment of prior year accruals.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1998 and 1997 were as follows (in millions):

                                                    1998            1997
                                                   ------          ------

      Cash flow from operations                    $387.9          $232.0
                                                   ======          ======
      Capital expenditures
           Sustaining                                34.3            22.7
           Enhancements                             136.2            96.2
           Acquisitions or new construction          83.3            21.7
                                                   ------          ------
                                                   $253.8          $140.6
                                                  =======          ======

Cash flow from operations increased by $155.9 million for the nine months ended September 30, 1998 as compared to the prior year period. The increase in cash flow from operations is primarily a result of increased operating margins in the first nine months of 1998 and the net change in various working capital accounts.

Management anticipates that capital expenditures for the full year 1998 will be approximately $325 million, represented by approximately $45 million for sustaining operations, $150 million for enhancements and $130 million for new construction projects. The Company may spend additional funds to acquire rigs or vessels in 1998, depending on market conditions and opportunities. The Company is currently constructing three barge rigs as well as a harsh-environment jackup rig. In May 1998, the Company was awarded a contract by Burlington Resources for a deep water semisubmersible drilling rig. ENSCO has contracted with a shipyard to build this semisubmersible drilling rig which will have water depth capabilities up to 7,500 feet. ENSCO expects to complete construction of the rig in approximately two years. The primary term of the contract is for three years, during which time the Company anticipates that revenues could be approximately $187 million.

Financing and Capital Resources

The Company's long-term debt, total capital and debt to capital ratios at September 30, 1998 and December 31, 1997 are summarized below (in millions, except percentages):

                                       September 30,     December 31,
                                           1998              1997
                                       -------------     ------------

     Long-term debt                       $  382.0         $  400.8
     Total capital                         1,607.9          1,477.5
     Long-term debt to total capital           24%              27%

The decrease in long-term debt is due primarily to debt repayments in the first nine months of 1998. The total capital of the Company increased due primarily to the profitability of the Company for the first nine months of 1998, offset in part by debt repayments, stock repurchases and cash dividends.

In May 1998, the Company's Board of Directors authorized the repurchase of up to
5.0 million shares of the Company's common stock to offset the dilutive effect of shares issued under the Company's stock compensation plans and to capitalize on the decrease in the market price of the Company's common stock. As of September 30, 1998, the Company had repurchased all 5.0 million shares authorized at a cost of approximately $69.6 million.

In May 1998, the Company entered into a $185 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio, and tangible net worth. As of September 30, 1998, the Company had $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

The Company's liquidity position at September 30, 1998 and December 31, 1997 is summarized in the table below (in millions, except ratios):

                                    September 30,     December 31,
                                        1998              1997
                                    -------------     ------------

      Cash and cash equivalents        $293.6            $262.2
      Working capital                   332.7             316.2
      Current ratio                       2.9               3.4

Management believes that cash flow from operations, the Credit Agreement and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

MARKET RISKS

The Company uses financial instruments to hedge its known liabilities in foreign currencies and certain projected foreign currency payments to mitigate its exposure to changes in those foreign currencies. The Company does not enter into financial instruments for speculative or trading purposes. At September 30, 1998, the Company had various foreign currency exchange contracts outstanding to exchange U.S. Dollars for Dutch Guilders, British Pounds Sterling and Singapore Dollars totaling $52.0 million combined. At September 30, 1998 there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and has developed and initiated a plan to address deficiencies. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed by mid-1999.

Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment on the Company's drilling rigs and marine vessels. Additionally, telephone systems and other office based electronic equipment are considered in the assessment of non-IT systems. With respect to drilling rig and marine vessel based systems, the Company's assessment indicates that there will be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company plans to conduct testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 to verify the current assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $250,000, exclusive of software and systems that are being upgraded in the normal business cycle. Approximately $50,000 has been spent in modifying and upgrading systems and equipment to date.

The Company has initiated and/or received communication from most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication has been used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, material adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to operate the Company's drilling rigs and marine vessels.

Based on the Company's current assessment of its IT systems, non-IT systems and business partners, the Company has not, to date, developed a contingency plan for Year 2000 issues. The Company will continue to monitor its decision on contingency planning and such a plan will be developed if and when it is considered prudent to do so.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

With oil prices remaining at very depressed levels, management anticipates that the Company will experience further decreases in day rates and utilization in the near-term. As day rates and utilization continue to decrease, the Company's financial results will be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. The duration of this market downturn depends on many factors that also cannot be accurately predicted; however, management remains positive on the long-term outlook for the industry and for ENSCO.

The declines experienced in the offshore drilling markets have had the greatest impact on the demand for the Company's jackup rigs in the Gulf of Mexico and Southeast Asia. The Company expects that its Gulf of Mexico jackup rigs will experience occasional downtime in the fourth quarter of 1998 as the majority of these rigs are on short-term contracts and will be competing for additional work. In the Asia Pacific region, the Company anticipates that two rigs will be idle for the entire fourth quarter and two other rigs will experience some idle time. In Europe, the Company anticipates that one rig will be idle during part of the fourth quarter of 1998. In South America, the Company's remaining six barge rigs are under contract to PDVSA into mid-to-late 1999. The market downturn is also affecting the Company's marine transportation segment, and it is anticipated that several of the Company's vessels will be idle for periods during the fourth quarter of 1998.

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

Progress on the construction of the Company's three barge rigs for Venezuela and a harsh-environment jackup rig are proceeding as scheduled. The barge rigs, which are being constructed against a long-term contract with Chevron, are expected to be delivered in early 1999, and the harsh-environment jackup rig is scheduled for delivery in early 2000. The Company has decided not to exercise its option to build a second jackup rig at the present time but has arranged to extend the option availability. The Company currently estimates that its capital spending for new construction projects in 1999 will be approximately $240 million.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATON

Stockholder Proposals

The Company's 1999 Annual Meeting of Stockholders ("1999 Annual Meeting") will be held on Tuesday, May 18, 1999. Proposals of the stockholders intended to be presented at the 1999 Annual Meeting pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy materials must be received by the Company no later than November 26, 1998. If a proponent fails to timely notify the Company of a non-Rule 14a-8 stockholder proposal that it intends to submit at the 1999 Annual Meeting, the proxy solicited by the Board of Directors with respect to such meeting may grant discretionary authority to the proxies named therein to vote with respect to such matter. To be timely, a stockholder's notice must be delivered to or mailed and received by the secretary of the Company, at the principal executive office of the Company, not less than fifty (50) days nor more than seventy-five (75) days prior to the 1999 Annual Meeting, subject to any other requirements of law.

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





                                   ENSCO INTERNATIONAL INCORPORATED



Date:  November 4, 1998            /s/ C. Christopher Gaut
       ----------------           -----------------------------------
                                   C. Christopher Gaut
                                   Chief Financial Officer


                                   /s/ H. E. Malone
                                   ----------------------------------
                                   H. E. Malone, Corporate Controller
                                   and Chief Accounting Officer