Form 10-K405
period 1998-12-31
ENSCO INTERNATIONAL INC
filed 1999-03-01
CIK 314808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                 1998 FORM 10-K
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from . . . . . . to . . . . .

                          Commission File Number 1-8097

                        ENSCO International Incorporated
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               76-0232579
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

              2700 Fountain Place
               1445 Ross Avenue
                 Dallas, Texas                             75202-2792
      (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code:   (214) 922-1500


           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class       Name of each exchange on which registered
      -------------------       -----------------------------------------
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

As of February 19, 1999, 137,047,152 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on February 19, 1999 of $9.00) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $976,957,741.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

                                TABLE OF CONTENTS

                                                                          PAGE
--------------------------------------------------------------------------------

PART     ITEM 1.   BUSINESS .............................................    1
I                  Overview and Operating Strategy ......................    1
                   Contract Drilling Operations .........................    1
                   Marine Transportation Operations .....................    2
                   Backlog Information ..................................    2
                   Segment Information ..................................    3
                   Major Customers ......................................    4
                   Industry Conditions and Competition ..................    4
                   Governmental Regulation ..............................    4
                   Environmental Matters ................................    5
                   Operational Risks and Insurance ......................    5
                   International Operations .............................    5
                   Executive Officers of the Registrant .................    6
                   Employees ............................................    7
         ITEM 2.   PROPERTIES ...........................................    8
                   Contract Drilling ....................................    8
                   Marine Transportation ................................   10
                   Other Property .......................................   10
         ITEM 3.   LEGAL PROCEEDINGS ....................................   11
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..   11

--------------------------------------------------------------------------------

PART     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
II                 RELATED STOCKHOLDER MATTERS ..........................   12
         ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA .................   13
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ..................   14
                   Business Environment .................................   14
                   Results of Operations ................................   14
                   Liquidity and Capital Resources ......................   19
                   Market Risk ..........................................   21
                   Year 2000 Update .....................................   21
                   Outlook and Forward-Looking Statements ...............   22
                   New Accounting Pronouncements ........................   23
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK .................................................   23
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........   24
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE ..................   44

--------------------------------------------------------------------------------

PART     ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE
III                   COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                      RELATIONSHIPS AND RELATED TRANSACTIONS ............   45

--------------------------------------------------------------------------------

PART     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
IV                  REPORTS ON FORM 8-K .................................   46

         SIGNATURES .....................................................   50

                                     PART I

Item 1. Business

     Overview and Operating Strategy

       ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 36 jackup rigs, six barge rigs and eight platform rigs. The Company's marine transportation fleet consists of 36 vessels. The Company's operations are integral to the exploration, development and production of oil and natural gas.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs. This strategy was exemplified by the Company's acquisition of Penrod Holding Corporation ("Penrod") in August 1993, the construction of eight new barge rigs for the Company's Venezuelan rig fleet during 1993 and 1994 and the addition of three harsh environment jackup rigs to its North Sea fleet, two in 1994 and one in 1995. In June 1996, the Company acquired DUAL DRILLING COMPANY ("Dual") in a transaction which added 20 rigs to the Company's fleet. The Company subsequently purchased two additional jackup rigs, one each in November 1996 and December 1997. During 1998, the Company began construction of three barge rigs, one harsh environment jackup rig, and a semisubmersible rig.

       With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, substantially all of its land rigs in 1994 and its technical services business in 1995. Four of the Company's barge rigs constructed in 1993 were sold in 1998 pursuant to purchase options provided for in the original charter agreements.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is (214) 922-1500. The Company's website is www.enscous.com.

     Contract Drilling Operations

       The Company's contract drilling operations, other than in Venezuela, are conducted by a number of wholly-owned subsidiaries (the "Subsidiaries"). The Company's Venezuela contract drilling operations are conducted through its 85% ownership interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean"). The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. The Company currently owns 36 jackup rigs, six barge rigs and seven platform rigs. Of the 36 jackup rigs, 22 are located in the Gulf of Mexico, seven are located in the North Sea and seven are located in the Asia Pacific region. The six barge rigs are all located in Venezuela and the seven platform rigs are all located in the Gulf of Mexico. An additional platform rig, which is not owned but is operated under a management contract, is located off the coast of China. The Company is currently constructing three barge rigs, one harsh environment jackup rig and a semisubmersible drilling rig. The Company anticipates that construction of the three new barge rigs will be completed during the first and second quarters of 1999. These rigs will be operated in Venezuela under five year contracts with an affiliate of Chevron Corporation. The Company anticipates that the harsh environment jackup rig will be completed in the first quarter of 2000 and the semisubmersible rig will be completed in the second half of 2000. The semisubmersible rig is under contract with Burlington Resources and will be operated initially in the Gulf of Mexico. The Company does not currently have a contract for the harsh environment jackup rig under construction, which is capable of operating worldwide.

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

       The drilling services provided by the Company are conducted on a "daywork" contract basis. Under daywork contracts, the Company receives a fixed amount per day for drilling the well, and the customer bears a major portion of the ancillary costs of constructing the well. The customer may pay the cost of moving the equipment to the job site and assembling and dismantling the equipment. In some cases, the Company provides drilling services on a daywork contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of budgeted targets set by the customer. The Company does not provide "turnkey" or other risk based drilling services.

     Marine Transportation Operations

       The Company conducts its marine transportation operations through a wholly owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company has a marine transportation fleet of 36 vessels consisting of five anchor handling tug supply ("AHTS") vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

       The Company's five AHTS vessels support semisubmersible drilling rigs and large offshore construction projects or provide towing services including moving some of the Company's jackup rigs between drilling locations. The 23 supply vessels and eight mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs.

     Backlog Information

       During the past several years, contracts for the Company's rigs have typically been short-term, particularly in the U.S. Gulf of Mexico where the Company has its largest concentration of rigs. However, due to renewals and extension clauses included in the contracts, approximately 36% of the Company's rigs have worked for the same customer for greater than six months and over 30% of the Company's rigs have worked for the same customer for longer than one year.

       The Company's marine transportation vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice.

       The current and historic backlog of unfilled business for the Company's contract drilling and marine transportation operations is shown below (in millions):

                                         As of                As of
                                    February 1, 1999     February 1, 1998
                                    ----------------     ----------------

         Contract Drilling               $541.0               $601.3

         Marine Transportation              7.2                 39.2
                                         ------               ------

         Total                           $548.2               $640.5
                                         ======               ======

       Approximately $384.5 million of the backlog for contract drilling services will be realized after December 31, 1999. Included in the contract drilling backlog as of February 1, 1999 is approximately $190.7 million associated with the Company's semisubmersible rig that is under construction and was not included in the contract drilling backlog as of February 1, 1998. All of the marine transportation services backlog at February 1, 1999 will be realized before December 31, 1999.

     Segment Information

       The following table provides information regarding the Company's two segments, contract drilling and marine transportation, for each of the last five years in the period ended December 31, 1998:

                                           1998    1997  1996(1)   1995    1994
                                         ------- ------- ------- ------- -------
Offshore Drilling Rig Utilization and
Day Rates
  Utilization:
      Jackup rigs
           North America ...............     93%     96%     93%     90%     91%
           Europe ......................     97%    100%     88%     73%     71%
           Asia Pacific ................     61%     79%     86%      --     29%
           South America ...............      --      --      --      --     62%
                                         ------- ------- ------- ------- -------
              Total jackup rigs ........     88%     93%     92%     87%     83%
      Barge rigs - South America .......    100%    100%     91%     86%    100%
      Platform rigs ....................     89%     63%     78%      --     --
                                         ------- ------- ------- ------- -------
           Total .......................     90%     90%     90%     86%     87%
                                         ======= ======= ======= ======= =======

  Average day rates:
      Jackup rigs
           North America ............... $43,473 $46,530 $27,793 $20,559 $21,531
           Europe ......................  95,307  79,548  47,714  42,631  24,528
           Asia Pacific ................  49,328  39,363  26,751      --  27,739
           South America ...............      --      --      --      --  24,629
                                         ------- ------- ------- ------- -------
              Total jackup rigs ........  54,242  51,438  31,505  24,813  22,269
      Barge rigs - South America .......  22,069  22,628  22,608  19,631  16,413
      Platform rigs ....................  25,534  19,148  16,913      --      --
                                         ------- ------- ------- ------- -------
           Total ....................... $45,112 $42,838 $28,238 $23,196 $20,539
                                         ======= ======= ======= ======= =======

Marine Fleet Utilization and Day Rates
  Utilization:
      AHTS(2)...........................     67%     83%     79%     84%     81%
      Supply ...........................     87%     91%     92%     84%     86%
      Mini-supply ......................     73%     95%     87%     65%     93%
                                         ------- ------- ------- ------- -------
           Total .......................     81%     91%     89%     79%     86%
                                         ======= ======= ======= ======= =======

  Average day rates:
      AHTS(2)........................... $15,870 $13,380 $ 9,321 $ 7,732 $ 7,686
      Supply ...........................   6,917   7,789   4,729   3,136   3,173
      Mini-supply ......................   4,041   3,997   2,972   1,985   1,663
                                         ------- ------- ------- ------- -------
           Total ....................... $ 7,308 $ 7,687 $ 5,016 $ 3,753 $ 3,826
                                         ======= ======= ======= ======= =======

----------

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

     Major Customers

       The Company provides its services to a broad customer base which includes major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. During 1998, aggregate revenues provided to the Company's contract drilling operations by Nederlandse Aardolie Maatschappij B.V. ("NAM"), a Royal Dutch/Shell affiliate, were $142.2 million, or 17% of total revenues.

     Industry Conditions and Competition

       The market for offshore drilling and marine transportation services is largely determined by the level of capital spending of the oil companies which in turn is influenced by the level of oil and gas prices. From the mid-1980s to the early 1990s, demand for offshore drilling and marine equipment was generally depressed following the collapse of oil prices in 1986 and the resulting contraction of oil company spending, while the over supply of offshore drilling and marine equipment gradually decreased, primarily due to attrition. Between 1994 and the first part of 1998, oil company spending steadily improved and, as a result, day rates and utilization for offshore drilling and marine equipment increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have improved the economics of finding and developing oil and gas reserves. During 1998, concern over excess oil supplies, due in part to the economic slowdown in Southeast
Asia, caused oil prices to decrease to levels not experienced since the mid-1980's. As a result, oil companies have decreased their exploration and production budgets, which has led to a decrease in demand for drilling and marine transportation services. The supply of drilling rigs exceeds the demand on a worldwide basis. This has resulted in a dramatic drop in the day rates and utilization of the Company's rigs and marine transportation vessels.

       As a result of current industry conditions, the Company and several of its competitors have experienced early terminations of long-term contracts by customers. In January 1999, contracts on the Company's six barge rigs in Venezuela were terminated early by Petroleos de Venezuela, the Venezuelan national oil company. These contracts were originally scheduled to expire in the second and third quarters of 1999. As a result of termination clauses and a negotiated settlement, the Company received lump sum payments amounting to $18.7 million in January 1999. In addition, the Company has received notice from NAM, the Company's largest customer in 1998, that it intends to terminate early the contracts on four jackup rigs that were originally under contract through 1999. These contracts were cancelable with a 90 day notification period. At present, the Company's only remaining long-term contracts are associated with the three barge rigs and one semisubmersible rig currently under construction.

       The contract drilling business is highly competitive and ENSCO competes with other drilling contractors on the basis of price, quality of service, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but the Company's drilling rigs are mobile and may be moved from one region to another in response to demand. Drilling operations are generally conducted throughout the year with some seasonal declines in winter months.

       As the Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations, demand for these services is largely dependent on the factors affecting the level of activity in the offshore oil and gas industry. ENSCO Marine competes with numerous vessel operators on the basis of price, quality of service, vessel suitability and availability and reputation. Marine transportation operations are conducted throughout the year, but some reductions in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities.

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

       The United States Oil Pollution Act of 1990 ("OPA 90") and similar legislation in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA 90, and similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. OPA 90 imposes ongoing financial responsibility requirements. A failure to comply with OPA 90 may subject a responsible party to civil or criminal enforcement action.

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

     International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 45% in 1998 and 41% in 1997. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

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

       The Company currently has contract drilling operations in Asian countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, as the Company's drilling contracts generally stipulate payment in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

     Executive Officers of the Registrant

       The  following  table  sets  forth  certain  information   regarding  the
executive officers of the Company:

        Name            Age             Position with the Company
        ----            ---             -------------------------

Carl F. Thorne           58   Chairman of the Board, President, Chief Executive
                              Officer and Director

Richard A. Wilson        61   Senior Vice President, Chief Operating Officer and
                              Director

Marshall Ballard         56   Vice President - Business Development

William S. Chadwick, Jr. 51   Vice President - Administration and Secretary

Eugene R. Facey          51   Vice President - Operations

C. Christopher Gaut      42   Vice President - Finance and Chief Financial
                              Officer

H. E. Malone             55   Vice President - Controller and Chief Accounting
                              Officer

Philip J. Saile          47   Vice President - Operations

Frank Williford          59   Vice President - Engineering

Richard A. LeBlanc       48   Treasurer


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

       Eugene R. Facey joined the Company in August 1996 and was elected Vice President Operations in February 1999, to be effective April 1, 1999. Prior to his appointment, Mr. Facey served as Unit Manager for the Asia Pacific Unit. From 1990 to 1996, Mr. Facey served in various capacities as an employee of Wilrig AS and Transocean AS, most recently as Vice President International Operations. Mr. Facey holds a Bachelor of Science Degree in Civil Engineering from the University of Virginia.

       C. Christopher Gaut joined the Company in December 1987 and was elected Treasurer and Chief Financial Officer in February 1988 and Vice President Finance in January 1991. Mr. Gaut holds a Bachelor of Arts Degree in Engineering Science from Dartmouth College and a Master of Business Administration Degree in Finance from The Wharton School of the University of Pennsylvania.

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

      Philip J. Saile joined the Company in August 1987 and was elected Vice President Operations in February 1999, to be effective April 1, 1999. Prior to his appointment, Mr. Saile served the Company in various capacities, most recently as Unit Manager for the North America Unit. Mr. Saile hold a Bachelor of Business Administration degree from the University of Mississippi.

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

     Employees

       The Company had approximately 3,100 full-time employees worldwide as of February 1, 1999. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

Item 2. Properties

     Contract Drilling

       The following table provides certain information about the Company's drilling rig fleet as of February 15, 1999:


JACKUP RIGS
-----------
            Year Built/                          Water Depth/      Current            Current
Rig Name      Rebuilt        Rig Make            Rated Depth       Location           Customer
--------      -------        --------            -----------       --------           --------
North America
ENSCO 51       1981       FG-780II-C             300'/25,000'    Gulf of Mexico       Santa Fe
ENSCO 54     1982/1997    FG-780II-C             300'/25,000'    Gulf of Mexico       Taylor Energy
ENSCO 55     1981/1997    FG-780II-C             300'/25,000'    Gulf of Mexico       Newfield
ENSCO 60     1981/1997    Lev-111-C              300'/25,000'    Gulf of Mexico       BP Amoco
ENSCO 64       1973       MLT-53-S               250'/30,000'    Gulf of Mexico       Prime
ENSCO 67     1976/1996    MLT-84-S               400'/30,000'    Gulf of Mexico       Available(1)
ENSCO 68       1976       MLT-84-S               350'/30,000'    Gulf of Mexico       Sonat
ENSCO 69     1976/1995    MLT-84-S               400'/25,000'    Gulf of Mexico       Murphy
ENSCO 81       1979       MLT-116-C              350'/25,000'    Gulf of Mexico       Exxon
ENSCO 82       1979       MLT-116-C              300'/25,000'    Gulf of Mexico       Chevron
ENSCO 83       1979       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Vastar
ENSCO 84       1981       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Available(1)
ENSCO 86       1981       MLT-82 SD-C            250'/30,000'    Gulf of Mexico       Exxon
ENSCO 87       1982       MLT-116-C              350'/25,000'    Gulf of Mexico       Remington
ENSCO 88       1982       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Prime
ENSCO 89       1982       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Exxon
ENSCO 90       1982       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Shell
ENSCO 93       1982       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Chevron
ENSCO 94       1981       Hitachi-250-C          250'/25,000'    Gulf of Mexico       Energy Partners
ENSCO 95       1981       Hitachi-250-C          250'/25,000'    Gulf of Mexico       Chevron
ENSCO 98       1977       MLT-82 SD-C            250'/25,000'    Gulf of Mexico       Cockrell Oil
ENSCO 99       1985       MLT-82 SD-C            250'/30,000'    Gulf of Mexico       Exxon

Europe
ENSCO 70     1981/1996    Hitachi-300-C NS       250'/30,000'    The Netherlands      NAM (Shell)
ENSCO 71     1982/1995    Hitachi-300-C NS       225'/25,000'    The Netherlands      NAM (Shell)
ENSCO 72     1981/1996    Hitachi-300-C NS       225'/25,000'    The Netherlands      Burlington
ENSCO 80     1978/1995    MLT-116-CE             225'/30,000'    United Kingdom       Shell
ENSCO 85     1981/1995    MLT-116-C              225'/25,000'    The Netherlands      Stacked(1)
ENSCO 92     1982/1996    MLT-116-C              225'/25,000'    United Kingdom       Conoco
ENSCO 100      1987       MLT-150-88-C           325'/30,000'    Norway               Smedvig(2)

Asia Pacific
ENSCO 50     1983/1998    FG-780II-C             300'/25,000'    Singapore            Stacked(1)
ENSCO 52     1983/1997    FG-780II-C             300'/25,000'    Singapore            Available(1)
ENSCO 53     1982/1998    FG-780II-C             300'/25,000'    Singapore            Stacked(1)
ENSCO 56     1982/1997    FG-780II-C             300'/25,000'    Australia            Apache
ENSCO 57     1982/1997    FG-780II-C             300'/25,000'    Thailand             Unocal
ENSCO 96     1982/1997    Hitachi-250-C          250'/25,000'    Abu Dhabi            Bunduq
ENSCO 97     1980/1997    MLT-82 SD-C            250'/25,000'    Qatar                Maersk

BARGE RIGS
----------
               Year Built/                       Current           Current
Rig Name        Rebuilt          Rated Depth     Location          Customer
--------        -------          -----------     --------          --------

ENSCO I(3)       1999              30,000'       Shipyard          Chevron
ENSCO II(3)      1999              30,000'       Shipyard          Chevron
ENSCO III(3)     1999              30,000'       Shipyard          Chevron
ENSCO V        1982/1996           15,000'       Venezuela         Available(1)
ENSCO VI       1991/1996           15,000'       Venezuela         Available(1)
ENSCO XI         1994              25,000'       Venezuela         Stacked(1)
ENSCO XII        1994              25,000'       Venezuela         Stacked(1)
ENSCO XIV        1994              25,000'       Venezuela         Stacked(1)
ENSCO XV         1994              25,000'       Venezuela         Stacked(1)
--------------------------------------------------------------------------------

PLATFORM RIGS
-------------
               Year Built/                       Current           Current
Rig Name        Rebuilt          Rated Depth     Location          Customer
--------        -------          -----------     --------          --------

ENSCO 20(4)    1980/1992           25,000'       China             Arco
ENSCO 21       1982/1996           25,000'       Gulf of Mexico    Phillips
ENSCO 22       1982/1997           25,000'       Gulf of Mexico    Kerr-McGee
ENSCO 23       1980/1998           25,000'       Gulf of Mexico    Amerada Hess
ENSCO 24       1980/1998           25,000'       Gulf of Mexico    Exxon
ENSCO 25       1980/1998           30,000'       Gulf of Mexico    Available(1)
ENSCO 26(5)    1982/1999           30,000'       Gulf of Mexico    Exxon
ENSCO 29       1981/1997           30,000'       Gulf of Mexico    Texaco
--------------------------------------------------------------------------------

JACKUP AND SEMISUBMERSIBLE RIGS UNDER CONSTRUCTION
--------------------------------------------------

                                                    Water              Rated
Rig Name                      Type                  Depth              Depth
--------                      ----                  -----              -----

ENSCO 101(6)         KFELS MOD V Independent          400'            30,000'
                     Leg Cantilever Jackup

ENSCO 7500(7)        Semisubmersible - Moored       7,500'            30,000'
                     or Dynamically Positioned
---------------------
Notes:
(1) Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.
(2) The ENSCO 100 is under a bareboat charter contract to Smedvig asa which the Company expects will last until the year 2000.
(3) The ENSCO I, II and III are currently being constructed at Halter Marine's shipyard in Orange, Texas with deliveries scheduled in the first and second quarters of 1999.
(4)  The ENSCO 20 is managed, but is not owned, by the Company.
(5) The ENSCO 26 is presently undergoing enhancements and upgrades prior to commencing a long-term contract with Exxon.
(6) The ENSCO 101 is under construction at the Keppel FELS shipyard in Singapore with delivery scheduled in the first quarter of 2000. The Company does not currently have a contract for this rig.
(7) The ENSCO 7500 is being constructed at Halter Marine's shipyard in Orange, Texas with delivery scheduled in the second half of 2000. The rig is under a long-term contract with Burlington Resources.
--------------------------------------------------------------------------------

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

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs are of the independent leg design. The majority of the Company's jackup units are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crews' quarters, storage and loading facilities, helicopter landing pad and related equipment.

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

       A semisubmersible rig is a floating offshore drilling unit that has pontoons and columns that, when flooded with water, cause the unit to be partially submerged to a predetermined depth. Semisubmersibles can be held in a fixed location over the ocean floor by being either anchored to the sea bottom with mooring chains or dynamically positioned by computer-controlled propellers, or "thrusters." The Company's new semisubmersible rig will be capable of drilling in water depths up to 7,500 feet and can be adapted for either dynamically positioned or moored operations.

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear. All of the Company's rigs are in good condition.

     Marine Transportation

       The Company has a marine transportation fleet of 36 vessels consisting of five anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. Substantially all of the Company's marine transportation vessels, which had a combined net book value of $39.0 million at December 31, 1998, are pledged as collateral to secure payment of secured term loans with an outstanding balance of $8.1 million at December 31, 1998.

       The  following  table  provides,   as  of  February  15,  1999,   certain
information regarding the Company's marine transportation vessels:

                                  MARINE FLEET
                                  ------------

                  No. Of    Year          Horse
   Vessel Type    Vessels   Built         Power        Length       Location
   -----------    -------   -----         -----        ------       --------

   KODIAK - AHTS    1       1983          12,000        225'      Gulf of Mexico
   OTHER- AHTS      4     1975-1983    5,800-8,100    195'-230'   Gulf of Mexico
   SUPPLY          23     1976-1985    1,800-3,500    166'-220'   Gulf of Mexico
   MINI-SUPPLY      8     1981-1984        1,200      140'-146'   Gulf of Mexico

       Currently, two of the Company's supply vessels and four mini-supply vessels are stacked. Additional vessels may be stacked in 1999 as their drydocking requirements mature.

     Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company rents office space in Australia, Abu Dhabi, Malaysia, the Netherlands, Qatar, Singapore, Thailand and Venezuela.

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

Item 4. Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value (the "common stock"), for each of the last two fiscal years, adjusted for the two-for-one stock split on September 15, 1997:

                      First      Second        Third      Fourth
                     Quarter     Quarter      Quarter     Quarter        Year
                     -------     -------      -------     -------        ----

  1998 High.......   $33 9/16    $30 3/4      $18 7/16    $15 3/4     $33 9/16
  1998 Low........   $23 11/16   $16 7/16     $10 3/8     $ 8 11/16   $ 8 11/16

  1997 High.......   $29         $28          $39 3/4     $47         $47
  1997 Low........   $20 1/4     $20 15/16    $26 5/16    $28 3/8     $20 1/4

       The Company's Common Stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 1, 1999, there were approximately 2,700 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends per share paid in 1998 and 1997 were $.10 and $.05, respectively. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

Item 6. Selected Consolidated Financial Data

       The selected consolidated financial data set forth below for the five years in the period ended December 31, 1998 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                            Year  Ended  December 31,
                                                          ----------------------------------------------------------

                                                           1998         1997       1996(1)       1995         1994
                                                          ------       ------      -------      ------        ------

                                                                   (in millions, except per share amounts)
Statement of Operations Data(2)

   Operating revenues .............................      $  813.2     $  815.1      $  468.8    $  279.1     $  245.5
   Operating expenses .............................         344.5        321.0         238.3       165.5        144.6
   Depreciation and amortization ..................          83.5        104.8          81.8        58.4         51.8
                                                         --------     --------      --------    --------     --------
   Operating income ...............................         385.2        389.3         148.7        55.2         49.1
   Other expense, net .............................           2.7         13.5           6.0         7.9          8.8
                                                         --------     --------      --------    --------     --------
   Income from continuing operations before income
     taxes and minority interest ..................         382.5        375.8         142.7        47.3         40.3
   Provision for income taxes .....................         123.8        137.8          44.0         3.4          3.7
   Minority interest ..............................           4.8          3.1           3.3         2.1          3.0
                                                         --------     --------      --------    --------     --------
   Income from continuing operations ..............         253.9        234.9          95.4        41.8         33.6
   Income from discontinued operations(2) .........            --           --            --         6.3          3.6
                                                         --------     --------      --------    --------     --------
   Income before extraordinary item ...............         253.9        234.9          95.4        48.1         37.2
   Extraordinary item - extinguishment of debt ....            --         (1.0)           --          --           --
                                                         --------     --------      --------    --------     --------
   Net income .....................................         253.9        233.9          95.4        48.1         37.2
   Preferred stock dividend requirements ..........            --           --            --          --          2.2
                                                         --------     --------      --------    --------     --------
   Income applicable to common stock ..............      $  253.9     $  233.9      $   95.4    $   48.1     $   35.0
                                                         ========     ========      ========    ========     ========
   Basic earnings per share:(3)
     Continuing operations ........................      $   1.82     $   1.67      $    .73    $    .35     $    .27
     Discontinued operations ......................            --           --            --         .05          .03
     Extraordinary item ...........................            --         (.01)           --          --           --
                                                         --------     --------      --------    --------     --------
     Net income per share .........................      $   1.82     $   1.66           .73         .40          .31
                                                         ========     ========      ========    ========     ========
   Diluted earnings per share:(3)
     Continuing operations ........................      $   1.81     $   1.64      $    .72    $    .35     $    .27
     Discontinued operations ......................            --           --            --         .05          .03
     Extraordinary item ...........................            --         (.01)           --          --           --
                                                         --------     --------      --------    --------     --------
     Net income per share .........................      $   1.81     $   1.64      $    .72    $    .40     $    .30
                                                         ========     ========      ========    ========     ========
   Weighted average common shares outstanding:(3)
     Basic ........................................         139.6        141.0         131.5       119.9        114.4
     Diluted ......................................         140.6        142.9         133.1       120.8        115.4

   Cash dividends per common share ................      $    .10     $    .05      $     --    $     --     $     --
                                                         ========     ========      ========    ========     ========

Balance Sheet Data
   Working capital ................................      $  316.9     $  316.2      $  107.5    $   78.9     $  129.2
   Total assets ...................................       1,992.8      1,772.0       1,315.4       821.5        773.1
   Long-term debt, net of current portion .........         375.5        400.8         258.6       159.2        162.5
   Stockholders' equity ...........................       1,245.0      1,076.7         845.9       531.2        488.0

----------

(1) The Company acquired Dual on June 12, 1996. Statement of Operations Data include the results of Dual from the acquisition date.
(2) The Company sold its technical services segment in 1995. Prior year results of the technical service segment have been reclassified for comparative purposes. The 1995 results include a gain of $5.2 million in connection with the sale of the technical services segment.
(3) Earnings per share and weighted average common shares outstanding amounts have been adjusted for the two-for-one stock split on September 15, 1997 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

       ENSCO International Incorporated ("ENSCO" or the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe, Asia Pacific and South America.

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

       By many accounts, current industry conditions are the worst that have been experienced since the mid-1980's. Concern over excess oil supplies, due in part to the economic slowdown in Southeast Asia, caused oil prices to plummet during 1998. As a result, oil companies have curtailed or deferred their exploration and development programs causing a decrease in demand for drilling rigs and marine vessels. As the demand for drilling rigs and marine vessels declines, day rates and utilization are adversely affected. The diametric change in industry conditions from the beginning of 1998 until the end of 1998 exemplifies the unpredictable nature of oil and natural gas prices and the external factors that can affect those prices. Although members of OPEC and some other oil and gas producers have attempted to reduce oil production levels, there can be no assurance that these efforts will reduce oil production levels or if or when these measures will increase oil prices.

       The Company currently expects that day rates and utilization levels for drilling rigs and marine transportation vessels will continue to deteriorate in 1999 as a result of current industry conditions and expected reductions in spending for exploration and development programs by oil companies in 1999. These reductions in day rates and utilization levels will have a significant adverse effect on the Company's revenues, operating income and net income. If current conditions persist throughout 1999, the Company anticipates it will incur a net loss for 1999. See "Outlook and Forward-Looking Statements" for further information about how the current business environment is expected to impact the Company's future operations and financial results.

Results of Operations

      The Company achieved another successive year of record results in 1998, however, earnings have been on a downward trend from the first quarter of 1998 as the business environment has deteriorated. The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 1998 (in millions):

                                                  1998         1997       1996
                                                --------     --------   --------
Operating Results
-----------------
  Revenues ...................................   $ 813.2      $ 815.1    $ 468.8
  Operating expenses .........................     344.5        321.0      238.3
  Depreciation and amortization...............      83.5        104.8       81.8
                                                 -------      -------    -------
  Operating income ...........................     385.2        389.3      148.7
  Other expense, net .........................       2.7         13.5        6.0
  Provision for income taxes .................     123.8        137.8       44.0
  Minority interest ..........................       4.8          3.1        3.3
                                                 -------      -------    -------
  Income before extraordinary item ...........     253.9        234.9       95.4
  Extraordinary item - extinguishment of debt.        --         (1.0)        --
                                                 -------      -------    -------
  Net income .................................   $ 253.9      $ 233.9    $  95.4
                                                 =======      =======    =======

      The Company acquired DUAL DRILLING COMPANY ("Dual") in June 1996. The Company's 1996 results include the results of Dual from the acquisition date. See Note 2 to the Consolidated Financial Statements.

      The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 1998 (in millions):

                                                   1998        1997        1996
                                                  ------      ------      ------
Revenues
   Contract drilling
        Jackup rigs
          North America ........................  $324.1      $357.9      $197.2
          Europe ...............................   217.4       173.8        91.8
          Asia Pacific(1) ......................    78.3        80.0        23.8
                                                  ------      ------      ------
            Total jackup rigs ..................   619.8       611.7       312.8
        Barge rigs - South America .............    71.1        82.8        75.5
        Platform rigs (1) ......................    42.6        26.4        20.3
                                                  ------      ------      ------
            Total contract drilling ............   733.5       720.9       408.6
                                                  ------      ------      ------
   Marine transportation
        AHTS (2) ...............................    18.4        22.2        16.1
        Supply .................................    52.7        60.9        36.5
        Mini-supply ............................     8.6        11.1         7.6
                                                  ------      ------      ------
            Total marine transportation ........    79.7        94.2        60.2
                                                  ------      ------      ------
                 Total .........................  $813.2      $815.1      $468.8
                                                  ======      ======      ======

Operating Margin (3)
   Contract drilling
        Jackup rigs
          North America ........................  $200.9      $240.8      $106.4
          Europe ...............................   155.7       117.7        40.3
          Asia Pacific (1) .....................    35.7        36.2         7.9
                                                  ------      ------    --------
            Total jackup rigs ..................   392.3       394.7       154.6
        Barge rigs - South America .............    34.6        48.7        49.0
        Platform rigs (1) ......................    18.9         8.0         5.5
                                                  ------      ------    --------
            Total offshore rigs ................   445.8       451.4       209.1
        Land rig (4) ...........................      --          --          .7
                                                  ------      ------   ---------
            Total contract drilling ............   445.8       451.4       209.8
                                                  ------      ------     -------

   Marine transportation
        AHTS (2) ...............................     8.8        12.6         8.1
        Supply .................................    26.0        38.0        20.0
        Mini-supply ............................     3.5         6.4         3.6
                                                  ------      ------      ------
            Total marine transportation ........    38.3        57.0        31.7
                                                  ------      ------      ------
                 Total .........................  $484.1      $508.4      $241.5
                                                  ======      ======      ======

(1) The Company acquired its Asia Pacific and platform rigs in the June 1996 Dual acquisition.
(2) Anchor handling tug supply vessels.
(3) Defined  as  operating   revenues  less  operating   expenses  exclusive  of
    depreciation and amortization and general and administrative expenses.
(4) The Company sold its remaining land rig in July 1996.

       Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

       Contract Drilling. The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 1998, 1997 and 1996.

                                                  1998     1997     1996
                                                  ----     ----     ----
       Jackup rigs:
               North America ..............        22       22       23
               Europe .....................         7        7        6
               Asia Pacific ...............         7(1)     7(1)     6(1)
                                                  ---      ---      ---
                       Total jackup rigs ..        36       36       35
       Barge rigs - South America .........         6(2)    10       10
       Platform rigs ......................         8(3)     8(3)     8(3)
                                                  ---      ---      ---
                       Total ..............        50       54       53
                                                  ===      ===      ===

  (1) Includes one jackup rig operated by the Company that was previously 49% owned. The Company acquired the remaining 51% interest in May 1997.
  (2)   Four barge rigs were sold in October 1998.
  (3) Seven are located in the Gulf of Mexico and one, which is not owned but is operated under a management contract, is located off the coast of China.

       In 1998, revenues for the contract drilling segment increased by $12.6 million, or 2%, while operating margin decreased by $5.6 million, or 1%, from 1997. The increase in revenues is due primarily to a 5% increase in average day rates for the Company's jackup rigs, and a 33% increase in average day rates for the Company's platform rigs. In addition, the acquisition of the ENSCO 100 jackup rig, in December 1997, increased revenues by $14.2 million in 1998. These increases were offset in part by a decrease in utilization for the Company's jackup rigs, to 88% in 1998 from 93% in 1997, and the sale of four barge rigs in Venezuela in October 1998. The contract drilling operating margin was negatively impacted by an $18.2 million, or 7%, increase in operating expenses. The increase in operating expenses is due primarily to higher wages and benefits and increased oilfield equipment and materials costs.

       In 1997, revenues for the contract drilling segment increased by $312.3 million, or 76%, and operating margin increased by $241.6 million, or 115%, from 1996. The increase in revenues and operating margin is primarily attributable to an increase in average day rates, which increased 52% for the contract drilling segment overall. In addition, revenues increased approximately $90.7 million as a result of a full year of operations of the rigs acquired in the Dual acquisition and other rig acquisitions in 1996 and 1997. The Company's contract drilling operating margin was negatively impacted by an increase in operating expenses of $70.7 million in 1997 as compared to 1996. Approximately $41.3 million, or 58%, of the increase in operating expenses resulted from a full year of operations of the rigs acquired in the Dual acquisition and other rig acquisitions in 1996 and 1997. The remaining increase in operating expenses is primarily due to higher personnel costs for offshore rig workers and increased oilfield equipment and materials costs.

    North America Jackup Rigs

       In 1998, revenues for the North America jackup rigs decreased by $33.8 million, or 9%, and operating margin decreased by $39.9, or 17%, as compared to 1997. The decrease in revenues and operating margin is due primarily to an approximate 7% decrease in average day rates and a decrease in utilization to 93% in 1998 from 96% in 1997. In addition to the decrease in revenues, operating margin was negatively impacted by a $6.1 million increase in operating expenses in 1998, due primarily to higher wages and benefits and increased oilfield equipment and materials costs.

       In 1997, revenues for North America jackup rigs increased by $160.7 million, or 81%, and operating margin increased $134.4 million, or 126%, as compared to 1996. The increase in revenues and operating margin is primarily attributable to a 67% increase in average day rates in 1997, and an increase in utilization to 96% in 1997 from 93% in 1996. In addition, the 1997 results benefitted from a full year of operations from the rigs acquired in the Dual acquisition, contributing an additional $28.0 million in revenues and $18.2 million in operating margin from the prior year results.

    Europe Jackup Rigs

       In 1998, revenues for the Europe jackup rigs increased by $43.6 million, or 25%, and operating margin increased by $38.0 million, or 32%, as compared to 1997. The increase in revenues and operating margin is due primarily to a 20% increase in average day rates in 1998 as compared to 1997 and the addition of the ENSCO 100 jackup rig, in December 1997, which added revenues of $14.2 million in 1998. These increases in revenues were offset in part by a decrease in utilization to 97% in 1998 as compared to 100% in 1997. Operating margin was negatively impacted by a $5.6 million increase in operating expenses in 1998, due primarily to higher wages and benefits and increased oilfield equipment and materials costs.

       In 1997, revenues for the Europe jackup rigs increased $82.0 million, or 89%, and operating margin increased $77.4 million, or 192%, as compared to 1996. The increase in revenues and operating margin is primarily due to an increase in average day rates of 67% in 1997, and an increase in utilization to 100% in 1997 from 88% in 1996. Three of the Europe jackup rigs were in a shipyard for modifications and enhancements during part of 1996 resulting in lower utilization.

    Asia Pacific Jackup Rigs

       In 1998, revenues for the Asia Pacific jackup rigs decreased by $1.7 million, or 2%, and operating margin decreased by $.5 million, or 1%, as compared to 1997. The decrease in revenues is due primarily to a decrease in utilization, to 61% in 1998 as compared to 79% in 1997, offset in part by a 25% increase in average day rates. The decrease in utilization is due to shipyard downtime and additional idle time resulting from the slowdown in drilling activity in Southeast Asia.

       In 1997, revenues for the Asia Pacific jackup rigs increased $56.2 million, or 236%, and operating margin increased by $28.3 million, or 358%, from 1996. Prior to the Dual acquisition in June 1996, the Company had no operations in the Asia Pacific region. Consequently, the increase in revenues and operating margin in 1997, as compared to 1996, is significantly enhanced as a result of the partial year of operations in 1996. Additionally, the Company purchased a jackup rig located in Southeast Asia in November 1996, relocated another jackup rig from the Gulf of Mexico to Southeast Asia in the first quarter of 1997, and purchased the remaining 51% interest in a jointly-owned jackup rig in May 1997. Average day rates increased 47% in 1997 while utilization decreased to 79% in 1997 from 86% in 1996. The decrease in utilization in 1997 is due to shipyard downtime. During 1997, all of the Asia Pacific jackup rigs were in a shipyard, or mobilizing to a shipyard, for a portion of the year for modifications and enhancements.

    South America Barge Rigs

       In 1998, revenues for the South America barge rigs decreased by $11.7 million, or 14%, and operating margin decreased by $14.1 million, or 29%, as compared to 1997. The decrease in revenues and operating margin is due primarily to the sale of four barge rigs in October 1998 whose initial contract periods expired during the second quarter of 1998.

       In October 1998, the Company sold the four barge rigs whose contracts had expired to Petroleos de Venezuela ("PDVSA") for cash proceeds of $49.4 million. PDVSA purchased the rigs pursuant to a purchase option provided for in the original charter agreement. The Company and PDVSA are in dispute concerning additional consideration the Company believes it is entitled to under the charter agreement for reimbursement of taxes, liabilities and costs related to the sale. The parties have yet to agree on the amount and method of calculating such additional payment. In connection with the sale, the Company and PDVSA have agreed to reserve their rights for resolution of these contractual disputes. Based on the cash proceeds received from the sale, the Company recognized an insignificant gain after taxes and required payment of $4.8 million to ENSCO's minority interest holder. Any additional proceeds collected in future periods will be recognized as income when received.

       In January 1999, the contracts for the remaining six barge rigs in Venezuela were terminated early by PDVSA. Four of these barge rig contracts were scheduled to expire in the third quarter of 1999. As a result of the early termination of the contracts for these four rigs, ENSCO received from PDVSA a lump sum payment of $13.5 million in January 1999. The two other barge rigs whose contracts were terminated early were originally scheduled to expire in May and July 1999. In January 1999, PDVSA paid $5.2 million to ENSCO for early termination of these two contracts. All of these termination payments will be recognized as income in the first quarter of 1999.

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

    Platform Rigs

       In 1998, revenues for the platform rigs increased by $16.2 million, or 61%, and operating margin increased by $10.9 million, or 136%, as compared to 1997. The increase in revenues is due to an increase in utilization, to 89% in 1998 from 63% in 1997, and a 33% increase in day rates. The increase in utilization is due primarily to less shipyard downtime in 1998 as compared to 1997 and reduced idle time due to increased demand. Operating margin was negatively impacted by a $5.3 million increase in operating expenses. The increase in operating expenses is due primarily to the additional operating days in 1998.

       Marine Transportation. The Company currently has a marine transportation fleet of 36 vessels, consisting of five anchor handling tug supply vessels, 23 supply vessels and eight mini-supply vessels. In September 1998, one of the Company's large anchor handling tug supply vessels sank while supporting drilling operations for a customer in the Gulf of Mexico. The vessel was fully insured and the Company recognized a gain on the loss of the vessel (see "Other Income (Expense)" and Note 3 to the Company's Financial Statements). All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       In 1998, revenues for the marine transportation segment decreased by $14.5 million, or 15%, and operating margin decreased by $18.7 million, or 33%. The decrease in revenues and operating margin is due primarily to a decrease in utilization, to 81% in 1998 from 91% in 1997, and a 5% decrease in average day rates. In addition, revenues decreased due to the loss of a vessel in September 1998. Operating expenses increased $4.2 million, or 11%, due primarily to increased drydocking expense and higher personnel costs.

       In 1997, revenues for the Company's marine transportation segment increased $34.0 million, or 56%, and operating margin increased $25.3 million, or 80%, as compared to 1996. The increase in revenues and operating margin is due to an approximate $2,700, or 53%, increase in average day rates in 1997 and an increase in utilization to 91% in 1997 from 89% in 1996.

       Depreciation and Amortization. In 1998, depreciation and amortization decreased by $21.3 million, or 20%, due primarily to a change in the estimated useful lives of the Company's drilling rigs and marine vessels effective January 1, 1998. Based on an engineering and economic study of the Company's asset base completed in the fourth quarter of 1997, the depreciable lives of the Company's drilling rigs and marine vessels were extended by an average of five to six years. The effect of this change on the Company's financial results for the year ended 1998 was to reduce depreciation expense by $35.2 million, or $.25 per basic and diluted share. The decrease in depreciation expense caused by the increase in the estimated useful lives was offset in part by the increase in the Company's asset base resulting from acquisitions in 1997 and capital additions to drilling rigs and marine vessels during 1997 and 1998.

       In 1997, depreciation and amortization expense increased $23.0 million, or 28%, as compared to 1996. The increase in depreciation and amortization is primarily due to a full year of depreciation and goodwill amortization on the assets acquired in the Dual acquisition, as well as additional depreciation from other asset acquisitions and modifications and enhancements to existing assets.

       General and Administrative. In 1998, general and administrative expenses increased by $1.1 million, or 8%, as compared to 1997. The increase in general and administrative expenses is due primarily to increased professional fees and higher personnel costs.

       In 1997, general and administrative expenses increased $3.3 million, or 30%, as compared to 1996, due primarily to a full year of expense for the additional personnel added in conjunction with the Dual acquisition and higher performance based compensation and benefits costs.

       Other Income (Expense). Other income (expense) for each of the three years in the period ended December 31, 1998 is as follows (in millions):

                                    1998          1997           1996
                                   ------        ------         ------

      Interest income ..........  $  15.1       $   7.4        $   4.5
      Interest expense, net ....    (26.2)        (21.4)         (20.8)
      Other, net ...............      8.4            .5           10.3
                                  -------       -------        -------
                                  $  (2.7)       $(13.5)       $ (6.0)
                                  =======       =======        =======

       Interest income increased in 1998 as compared to 1997 due to higher average outstanding cash balances. The increase in cash is primarily a result of increased cash flow from operations and cash received from the issuance of $300.0 million in public debt in November 1997. Interest expense, net increased in 1998 as compared to 1997 as a result of higher average debt outstanding offset in part by a $4.9 million increase in capitalized interest. The increase in debt is due to the issuance of $300.0 million in public debt offset in part by the retirement of other debt outstanding. The increase in Other, net in 1998 as compared to 1997 is due primarily to a $10.0 million gain recorded on the loss of the Kodiak II marine vessel which sank in September 1998. The gain represents the insurance proceeds in excess of the net book value of the vessel.

       Interest income increased in 1997 as compared to 1996 due to higher average cash balances. Other, net decreased in 1997 as compared to 1996 due primarily to a $6.4 million litigation settlement received in 1996 (see Note 8 to the Consolidated Financial Statements) and other non-recurring income in 1996 of $2.9 million related to the disposition of securities previously received from the sale of the Company's technical services operations in 1995.

       Provision for Income Taxes. For the years ended December 31, 1998, 1997 and 1996 the Company recorded provisions for income taxes of $123.8 million, $137.8 million and $44.0 million, resulting in effective tax rates of 32.4%, 36.7% and 30.8%, respectively. In 1998, the Company's effective tax rate decreased as compared to 1997 due primarily to a favorable settlement of a foreign tax matter and an adjustment of prior year accruals. The Company's effective tax rate and provision for income taxes increased significantly in 1997 as compared to 1996 due primarily to the increased profitability of the Company and the recognition, in 1996, of the remaining net operating losses for financial reporting purposes. The Company's effective tax rate varies between years due primarily to the Company's level of profitability, the expected utilization or non-utilization of U.S. net operating loss carryforwards and foreign taxes. See Note 7 to the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

       Cash Flow from Operations and Capital Expenditures.
       ---------------------------------------------------

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------     -------     -------
                                                          (in millions)

      Cash flow from operations ................ $ 448.7     $ 336.6     $ 198.6
                                                  =======    =======     =======
      Capital expenditures:
           Sustaining .......................... $  44.1     $  30.6     $  19.3
           Enhancements ........................   159.6       131.8        99.4
           New construction and acquisitions ...   127.1       119.9        57.3
                                                 -------     -------     -------
                                                 $ 330.8     $ 282.3     $ 176.0
                                                 =======     =======     =======

     In 1998, cash flow from operations increased $112.1 million, or 33%, as compared to 1997. The 1998 increase in cash flow from operations is due primarily to working capital changes. In 1997, cash flow from operations increased $138.0 million, or 69%, as compared to 1996. The 1997 increase in cash flow from operations is primarily a result of improved operating results offset in part by cash used for working capital changes.

       As part of the Company's ongoing enhancement program, $390.8 million has been invested over the last three years in upgrading the capability and extending the service lives of the Company's drilling rigs and marine vessels. In addition, the Company has added to its fleet of drilling rigs through acquisitions. In December 1997, the Company acquired a harsh environment, Gorilla class, jackup rig located in the North Sea and, in May 1997, purchased the remaining 51% interest of a previously jointly-owned jackup rig located in Southeast Asia. In 1996, the Company acquired a jackup rig located in Southeast Asia and made the final payment on a jackup rig, purchased in 1995, which is located in the North Sea. Not included in the cash expenditure amounts above is the 10.1 million shares (20.1 million shares giving effect to the two-for-one stock split on September 15, 1997) of common stock, valued at $218.4 million, issued in the acquisition of Dual.

       In addition to the Company's enhancement program, the Company is currently completing the construction of three new barge rigs for Lake Maracaibo, Venezuela, which will operate under five-year contracts for an affiliate of Chevron Corporation. The barge drilling rigs are projected to be delivered during the first and second quarters of 1999. The Company also has under construction an international class, harsh environment, jackup rig and a semisubmersible drilling rig. The jackup rig, an enhanced KFELS MOD V, is scheduled for delivery during the first quarter of 2000. Currently, the Company does not have a contract for this new jackup rig. The semisubmersible rig is being constructed under a contract for Burlington Resources. Completion of the semisubmersible rig is expected in the second half of 2000.

       Capital expenditures, including capitalized interest, related to the new construction projects will be approximately $240.0 million in 1999 and $130.0 million in 2000. In addition, management anticipates that capital expenditures will be approximately $30.0 million for existing operations and $30.0 million for upgrades and enhancements in 1999. The Company may spend additional funds to construct or acquire rigs or vessels in 1999 depending on market conditions and opportunities.

       Financing and Capital Resources. The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):
                                                     At December 31,
                                            ---------------------------------
                                             1998         1997        1996
                                            --------     --------    --------

      Long-term debt ...................... $  375.5     $  400.8    $  258.6
      Total capital .......................  1,620.5      1,477.5     1,104.5
      Long-term debt to total capital .....    23.2%        27.1%       23.4%

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 1998, the Company had $185.0 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

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

       The Company's total capital increased in 1998 as compared to 1997 due primarily to the profitability of the Company in 1998, offset in part by the repurchase of approximately 5.5 million shares of the Company's common stock at a cost of $74.2 million, and payment of cash dividends of $14.1 million in 1998. Total capital of the Company increased in 1997 as compared to 1996 due to the profitability of the Company in 1997 and the increase in long-term debt.

       The Company's liquidity position is summarized in the table below (in millions, except ratios):

                                              At December 31,
                                       ----------------------------
                                       1998         1997       1996
                                       ----         ----       ----

       Cash and cash equivalents .... $330.1       $262.2     $ 80.7
       Working capital ..............  316.9        316.2      107.5
       Current ratio ................    3.0          3.4        2.0

       Based on the current financial condition of the Company, management believes cash flow from operations, working capital and its available credit line should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future. In addition, the Company expects to secure a commitment for additional long-term financing guaranteed by the United States Maritime Administration in connection with the construction of the semisubmersible drilling rig.

Market Risk

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At December 31, 1998, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders, British pounds sterling and Singapore dollars totaling $52.3 million. At December 31, 1998, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk. See Note 11 to the Consolidated Financial Statements.

Year 2000 Update

       The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and is working to correct the deficiencies identified. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

       The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed by mid-1999.

       Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment on the Company's drilling rigs and marine vessels. Additionally, telephone systems and other office based electronic equipment are considered in the assessment of non-IT systems. With respect to drilling rig and marine vessel based systems, the Company's assessment indicates that there will be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 which verified the Company's assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

       The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $550,000, including software and systems that are being replaced in the Company's normal upgrade cycle. Approximately $400,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

       The Company has initiated or received communication from most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication has been used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, material adverse business consequences could result. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to operate the Company's drilling rigs and marine vessels.

       The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed by mid-1999. The Company's contingency planning will primarily focus on precautionary measures related to the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

Outlook and Forward-Looking Statements

       The Company currently expects that day rates and utilization levels for drilling rigs and marine transportation vessels will continue to deteriorate in 1999 as a result of current industry conditions and expected reductions in spending for exploration and development programs by oil companies in 1999. As day rates and utilization continue to decrease, the Company's financial results will be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. However, if current conditions persist throughout 1999, the Company anticipates it will incur a net loss for 1999. The duration of this market downturn depends on many factors that also cannot be accurately predicted. Management does, however, remain positive on the long-term outlook for the industry and for ENSCO.

       The decline experienced in the offshore drilling markets has resulted in the Company stacking certain rigs and vessels. The Company will stack its rigs and vessels if it does not believe there will be a market for the equipment in the near-term or if sufficient cash flow cannot be generated to cover cash operating costs. In 1999, the Company expects that its Gulf of Mexico jackup rigs will experience greater downtime as the majority of these rigs are on short-term contracts and will be competing against many available rigs for additional work. Currently, the Company has no plans to stack any of its North America jackup rigs. In Europe, the Company has received notice that four of its rigs working under long-term contracts previously scheduled through 1999 will be terminated early during the first and second quarters of 1999. As a result, the Company anticipates stacking at least two of these rigs during the first half of 1999. In the Asia Pacific region, three of the Company's rigs are currently not under contract. The Company has stacked two of these rigs in the first quarter of 1999. In South America, the Company's six barge rigs are presently idle as a result of early contract terminations by PDVSA. The Company plans to market two of the barge rigs and the remaining four barge rigs have been stacked. The three new barge rigs under construction for Venezuela are expected to be delivered and commence drilling under their contracts in the first and second quarters of 1999. In the marine transportation segment, there are currently two supply vessels and four mini-supply vessels stacked. Additional vessels will be considered for stacking as their drydocking requirements mature in 1999.

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) changes in the dates the Company's rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Information   required  under  Item  7A.  has  been   incorporated   into
Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

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

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices of the industries in which the Company operates. In some instances, these financial statements include amounts that are based on management's best estimates and judgments.

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the independent accountants. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that, as of December 31, 1998, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Stockholders of ENSCO International Incorporated

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
January 25, 1999

               ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (in millions, except per share amounts)


                                                       Year Ended December 31,
                                                      -------------------------
                                                       1998      1997     1996
                                                      ------    ------   ------
REVENUES
     Contract drilling .............................. $733.5    $720.9   $408.6
     Marine transportation ..........................   79.7      94.2     60.2
                                                      ------    ------   ------
                                                       813.2     815.1    468.8
                                                      ------    ------   ------

OPERATING EXPENSES
     Contract drilling ..............................  287.7     269.5    198.8
     Marine transportation ..........................   41.4      37.2     28.5
     Depreciation and amortization ..................   83.5     104.8     81.8
     General and administrative .....................   15.4      14.3     11.0
                                                      ------    ------   ------
                                                       428.0     425.8    320.1
                                                      ------    ------   ------

OPERATING INCOME ....................................  385.2     389.3    148.7
                                                      ------    ------   ------

OTHER INCOME (EXPENSE)
     Interest income ................................   15.1       7.4      4.5
     Interest expense, net ..........................  (26.2)    (21.4)   (20.8)
     Other, net .....................................    8.4        .5     10.3
                                                      ------    ------   ------
                                                        (2.7)    (13.5)    (6.0)
                                                      ------    ------   ------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.....  382.5     375.8    142.7

PROVISION FOR INCOME TAXES
     Current income taxes ...........................   73.2      82.1      5.4
     Deferred income taxes ..........................   50.6      55.7     38.6
                                                      ------    ------   ------
                                                       123.8     137.8     44.0
MINORITY INTEREST ...................................    4.8       3.1      3.3
                                                      ------    ------   ------

INCOME BEFORE EXTRAORDINARY ITEM ....................  253.9     234.9     95.4

EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT .........     --      (1.0)      --
                                                      ------    ------   ------

NET INCOME .......................................... $253.9    $233.9   $ 95.4
                                                      ======    ======   ======

BASIC EARNINGS PER SHARE
     Income before extraordinary item ............... $ 1.82   $  1.67   $  .73
     Extraordinary item .............................     --      (.01)      --
                                                      ------    ------   ------
     Net income ..................................... $ 1.82    $ 1.66   $  .73
                                                      ======    ======   ======

DILUTED EARNINGS PER SHARE
     Income before extraordinary item ............... $ 1.81    $ 1.64   $  .72
     Extraordinary item .............................     --      (.01)      --
                                                      ------    ------   ------
     Net income ..................................... $ 1.81    $ 1.64   $  .72
                                                      ======    ======   ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic ..........................................  139.6     141.0    131.5
     Diluted ........................................  140.6     142.9    133.1

CASH DIVIDENDS PER COMMON SHARE ..................... $  .10    $  .05   $   --
                                                      ======    ======   ======

  The accompanying notes are an integral part of these financial statements.

                            ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                  (in millions, except par value amounts)

                                                                                     December 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------
                                                   ASSETS
     CURRENT ASSETS

        Cash and cash equivalents .........................................     $  330.1      $  262.2
        Accounts receivable, net ..........................................        118.4         157.2
        Prepaid expenses and other ........................................         27.8          27.7
                                                                                --------      --------
            Total current assets ..........................................        476.3         447.1
                                                                                --------      --------

     PROPERTY AND EQUIPMENT, AT COST ......................................      1,799.2       1,534.1
        Less accumulated depreciation .....................................        409.8         357.0
                                                                                --------      --------
            Property and equipment, net ...................................      1,389.4       1,177.1
                                                                                --------      --------

     OTHER ASSETS, NET ....................................................        127.1         147.8
                                                                                --------      --------
                                                                                $1,992.8      $1,772.0
                                                                                ========      ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts payable ....................................................   $    9.1      $    7.8
        Accrued liabilities .................................................      126.7          93.8
        Current maturities of long-term debt ................................       23.6          29.3
                                                                                --------      --------
            Total current liabilities .......................................      159.4         130.9
                                                                                --------      --------

     LONG-TERM DEBT .........................................................      375.5         400.8

     DEFERRED INCOME TAXES ..................................................      180.0         128.2

     OTHER LIABILITIES ......................................................       17.1          24.4

     MINORITY INTEREST ......................................................       15.8          11.0

     COMMITMENTS AND CONTINGENCIES ..........................................

     STOCKHOLDERS' EQUITY
        First preferred stock, $1 par value, 5.0 million shares
            authorized, none issued .........................................         --            --
        Preferred stock, $1 par value, 15.0 million shares authorized,
            none issued .....................................................         --            --
        Common stock, $.10 par value, 250.0 million shares authorized,
            155.6 million and 155.2 million shares issued ...................       15.6          15.5
        Additional paid-in capital ..........................................      846.1         841.3
        Retained earnings ...................................................      538.4         298.6
        Restricted stock (unearned compensation) ............................       (7.7)         (6.8)
        Cumulative translation adjustment ...................................       (1.1)         (1.1)
        Treasury stock, at cost, 18.5 million and 13.0 million shares .......     (146.3)        (70.8)
                                                                                --------      --------
               Total stockholders' equity ...................................    1,245.0       1,076.7
                                                                                --------      --------
                                                                                $1,992.8      $1,772.0
                                                                                ========      ========

      The accompanying notes are an integral part of these financial statements.

                       ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in millions)

                                                                              Year Ended December 31,
                                                                        ----------------------------------
                                                                         1998          1997          1996
                                                                        -----         ------        ------
OPERATING ACTIVITIES

     Net income ..................................................      $253.9        $233.9        $ 95.4
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization ...........................        83.5         104.8          81.8
         Deferred income tax provision ...........................        50.6          55.7          38.6
         Amortization of other assets ............................        10.1           8.6           4.4
         Gain on asset dispositions ..............................       (10.6)         (1.6)         (1.8)
         Other ...................................................         4.5            .9           1.4
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ...........        38.8         (46.7)        (28.6)
            (Increase) decrease in prepaid expenses and other ....         1.0         (33.3)          1.0
            Increase (decrease) in accounts payable ..............         1.3          (9.1)           .9
            Increase in accrued and other liabilities ............        15.6          23.4           5.5
                                                                        ------        ------        ------
               Net cash provided by operating activities .........       448.7         336.6         198.6
                                                                        ------        ------        ------

INVESTING ACTIVITIES
     Additions to property and equipment .........................      (330.8)       (282.3)       (176.0)
     Net proceeds from disposition of assets .....................        68.4           2.1           5.3
     Net cash acquired in Dual acquisition .......................          --            --           8.5
     Net proceeds from sales of discontinued operations ..........          --            --           5.1
     Sale of short-term investments, net .........................          --            --           5.0
     Other .......................................................          --            .6           2.0
                                                                        ------        ------        ------
               Net cash used by investing activities .............      (262.4)       (279.6)       (150.1)
                                                                        ------        ------        ------

FINANCING ACTIVITIES
     Long-term borrowings ........................................          --            --          59.0
     Reduction of long-term borrowings ...........................       (30.6)       (160.0)        (85.4)
     Net proceeds from public debt offering ......................          --         287.8            --
     Pre-acquisition purchase of Dual debt .......................          --            --         (18.1)
     Repurchase of common stock ..................................       (74.2)           --            --
     Cash dividends paid .........................................       (14.1)         (7.1)           --
     Tax benefit from stock compensation .........................          .6           5.2            --
     Reduction in restricted cash ................................          --           1.6            --
     Other .......................................................         (.1)         (3.0)          (.4)
                                                                        ------        ------        ------
               Net cash provided (used) by financing activities ..      (118.4)        124.5         (44.9)
                                                                        ------        ------        ------

INCREASE IN CASH AND CASH EQUIVALENTS ............................        67.9         181.5           3.6

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................       262.2          80.7          77.1
                                                                        ------        ------        ------

CASH AND CASH EQUIVALENTS, END OF YEAR ...........................      $330.1        $262.2        $ 80.7
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

       The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas. See Note 9 "Segment Information" for additional information concerning the Company's operations by segment and geographic region.

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

    Foreign Currency Translation

       The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process applicable to foreign subsidiaries are reflected in the consolidated statement of income. Translation gains and losses were insignificant for all years in the three year period ended December 31, 1998. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of equity.

    Property and Equipment

       Depreciation on drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight line method over estimated useful lives ranging from 4 to 22 years. Depreciation on drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 12 to 24 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Depreciation for other equipment and for buildings and improvements is computed using the straight line method over estimated useful lives ranging from 2 to 6 years and 2 to 30 years, respectively.

       During the latter part of 1997, the Company performed an engineering and economic study of the Company's asset base. As a result of this study, the Company, effective January 1, 1998, extended the depreciable lives of its drilling rigs and marine vessels by an average of five to six years. The Company believes that this change provides a better matching of the revenues and expenses of the Company's assets over their anticipated useful lives. The effect of this change on the Company's financial results for the year ended December 31, 1998 was to reduce depreciation expense by approximately $35.2 million or $.25 per basic and diluted share.

       Maintenance and repair costs are charged to expense as incurred. Major renewals and improvements are capitalized. Upon retirement or replacement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

    Goodwill

       Goodwill arising from acquisitions is amortized on the straight-line basis over periods ranging from 10 to 40 years. Amortization of goodwill was $3.3 million, $3.1 million and $1.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Goodwill, net of accumulated amortization, was $113.4 million and $116.7 million at December 31, 1998 and 1997, respectively, and is included in Other Assets, Net. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $10.6 million and $7.3 million, respectively.

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

    Minority Interest

       The Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"), in which the Company owns an 85% equity interest. Minority interest expense for the three years in the period ended December 31, 1998 reflects the minority shareholder's 15% equity interest in Caribbean. The minority shareholder is also entitled to an additional 15% of the net proceeds from any future sale of rigs currently owned by Caribbean.

    Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 6 "Employee Benefit Plans" for the required disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

    Earnings Per Share

       For each of the three years in the period ended December 31, 1998 there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998     1997    1996
                                                         ------   ------  ------

Weighted average common shares outstanding (basic) ....   139.6    141.0   131.5
Potentially dilutive common shares:
    Restricted stock grants ............................     .3       .5      .5
    Stock options ......................................     .7      1.4     1.1
                                                          -----    -----   -----
Weighted average common shares outstanding (diluted) ...  140.6    142.9   133.1
                                                          =====    =====   =====

       All earnings per share amounts and weighted average common shares outstanding have been adjusted to reflect the two-for-one stock split on September 15, 1997. See Note 5 "Stockholders' Equity."

    Comprehensive Income

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this statement had no effect on the Company's financial statements.

    Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

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

       The following unaudited pro forma information shows the consolidated results of operations for the year ended December 31, 1996 based upon adjustments to the historical financial statements of the Company and the historical financial statements of Dual to give effect to the acquisition by the Company as if such acquisition had occurred January 1, 1996 (in millions, except per share data):

                                                             1996
                                                            ------
    Operating revenues ...........................          $522.4
    Operating income .............................           149.6
    Income from continuing operations ............            91.7
    Net income ...................................            91.7

    Basic earnings per share .....................          $  .65
    Diluted earnings per share ...................             .65

       The pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been effective on January 1, 1996, or of results that may occur in the future.

3.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1998 and 1997 consists of the following (in millions):

                                                        1998            1997
                                                      --------        --------

       Drilling rigs and equipment ...............    $1,522.3        $1,371.2
       Marine vessels ............................        87.7            86.5
       Other .....................................        25.8            20.8
       Work in progress ..........................       163.4            55.6
                                                      --------        --------
                                                      $1,799.2        $1,534.1
                                                      ========        ========

       In September 1998, one of the Company's large anchor handling tug supply vessels, the Kodiak II, sank while supporting drilling operations for a customer in the Gulf of Mexico. The Company received insurance proceeds of $21.0 million on the loss of the vessel, resulting in a financial statement gain of $10.0 million ($6.5 million or $.05 per basic and diluted share net of tax). The gain represents the insurance proceeds in excess of the retired net book value of the vessel and is recorded in "Other, net" under Other Income (Expense) in the Consolidated Statement of Income for the year ended December 31, 1998.

       In October 1998, the Company sold to Petroleos de Venezuela ("PDVSA") four barge drilling rigs whose contracts expired in 1998 for cash proceeds of $49.4 million. The drilling contracts between the Company and PDVSA, which expired in 1998, contained an option for PDVSA to purchase these four rigs. The Company and PDVSA are in dispute concerning additional consideration the Company believes it is entitled to receive under the charter agreement, for reimbursement of taxes, liabilities and costs related to the sale. The parties have yet to agree on the amount and method of calculating such additional payment. In connection with the sale, the Company and PDVSA have agreed to reserve their rights for resolution of these contractual disputes. Based on cash proceeds received from the sale, an insignificant gain has been recognized on the transaction after considering taxes and required payment of $4.8 million to ENSCO's minority interest holder. Any additional proceeds collected in future periods will be recognized as income when received.

       In May 1997, the Company acquired the remaining 51% interest in a jointly-owned premium jackup rig located in Southeast Asia for approximately $21.7 million. The Company's 49% interest in the jackup rig was previously acquired in the acquisition of Dual.

       In December 1997, the Company purchased a harsh environment, Gorilla class, jackup drilling rig and certain related equipment for approximately $103.2 million. The drilling rig was renamed the ENSCO 100 and is under bareboat charter to Smedvig asa, the seller of the rig, until the year 2000.

       The Company's additions to property and equipment for the years ended December 31, 1998 and 1997 include approximately $162.9 million and $137.2 million, respectively, in connection with major modifications and enhancements of rigs and vessels. During 1998, the Company began construction on three new barge rigs, a harsh environment jackup rig and a semisubmersible drilling rig. Capital additions for these projects were approximately $136.9 million in 1998.

4.  LONG-TERM DEBT

       Long-term debt at December 31, 1998 and 1997 consists of the following (in millions):

                                                               1998       1997
                                                              ------     ------
     6.75% Notes due 2007 ..................................  $149.1     $149.0
     7.20% Debentures due 2027 .............................   148.1      148.1
     9.875% Senior Subordinated Notes due 2004 .............    74.2       74.7
     Secured term loans (non-recourse to the Company) ......    19.6       44.6
     Secured term loans ....................................     8.1       13.7
                                                              ------     ------
                                                               399.1      430.1
     Less current maturities ...............................   (23.6)     (29.3)
                                                              ------     ------
     Total long-term debt ..................................  $375.5     $400.8
                                                              ======     ======

    Revolving Credit Agreement

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 1998, the Company had $185.0 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

    Notes due 2007 and Debentures due 2027

       In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). Interest on the Notes and the Debentures is payable semiannually on May 15 and November 15. The Notes and the Debentures were issued pursuant to a $500.0 million universal shelf registration statement filed with the Securities and Exchange Commission in October 1997. The net proceeds from the offering totaled approximately $287.8 million after selling and underwriting discounts and the settlement of interest rate hedges. Approximately $75.0 million of the net proceeds were used to retire the Company's revolving credit facility in November 1997 and $103.2 million of the net proceeds were used to acquire a harsh environment, Gorilla class, jackup rig in December 1997. The company recorded an extraordinary charge of $1.0 million, net of income taxes, upon retirement of the revolving credit facility.

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

    Senior Subordinated Notes due 2004

       At the June 12, 1996 acquisition date, Dual had outstanding $100.0 million (face amount) of 9.875% Senior Subordinated Notes due 2004 (the "Dual Notes"). In July 1996, $5.0 million (face amount) of the Dual Notes were redeemed pursuant to an offer required to be made under the terms of the indenture. Additionally, the Company purchased $23.2 million (face amount) of the Dual Notes on the open market during 1996. At December 31, 1998 and 1997, the carrying value of the Dual Notes in the Consolidated Financial Statements is net of the amounts redeemed and purchased by the Company, and includes the unamortized premium assigned to the Dual Notes as a result of purchase accounting. The Dual Notes are unsecured obligations and are guaranteed by certain of the former Dual subsidiaries. The Dual Notes' indenture contains certain restrictive covenants relating to debt, restricted payments, disposition of proceeds of asset sales, transactions with affiliates, limitation on the payment of dividends and other payment restrictions, limitations on sale/ leaseback transactions and restrictions on mergers, consolidations and transfer of assets. Interest on the Dual Notes is payable semiannually and the Dual Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 1999. The Dual Notes are redeemable at prices decreasing annually from 104.94% of the face amount on January 15, 1999, to par on January 15, 2002 and thereafter.

    Secured term loans (non-recourse to the Company)

       During  1993 and 1994,  a  subsidiary  of the  Company  entered  into two financing arrangements, in an original principal amount totalling $143.0 million, with a subsidiary of a Japanese corporation in connection with the construction of eight barge rigs that were delivered to Venezuela. The financing arrangements consisted of eight secured term loans, one for each barge rig. The eight secured term loans had an average fixed rate of 8.17% and were each repayable in 60 equal monthly installments of principal and interest ending in April 1998 through January 2000. During 1998, four of these term loans were paid in full and the remaining four term loans were repaid on February 5, 1999 in connection with the early termination of the four barge drilling rig contracts with PDVSA.

    Secured term loans

       In October 1993, the Company entered into a $25.0 million loan agreement with a financial institution. The seven year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 2000. In September 1998, the Company repaid approximately $1.3 million of outstanding debt under the loan agreement, in addition to scheduled maturities, representing the outstanding portion of the debt related to Kodiak II which sank in September 1998. The term loan is collateralized by certain of the Company's marine transportation vessels which had a combined net book value of $35.5 million at December 31, 1998. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

       In December 1995, in connection with the purchase of four supply vessels that were previously leased, the Company entered into a $4.7 million loan agreement with the seller. The five year secured term loan bears interest at a fixed rate of 7.75% per annum, repayable in 20 equal quarterly installments ending December 2000. The term loan is collateralized by the four supply vessels purchased which had a combined net book value of $3.5 million at December 31, 1998.

    Maturities

       Maturities of long-term debt, excluding amortization of discount or premium, are as follows: $23.6 million in 1999, $4.1 million in 2000, none in 2001 through 2003 and $371.4 million thereafter.

5.  STOCKHOLDERS' EQUITY

       In May 1998, the Company's Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock. In the second and third quarters of 1998, the Company repurchased 5.0 million shares of treasury stock at a cost of approximately $69.6 million. In November 1998, the Board of Directors approved an extension of the stock repurchase program and authorized the Company to repurchase an additional 5.0 million shares of its common stock. In December 1998, the Company repurchased an additional .5 million shares at a cost of approximately $4.6 million.

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

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1998 is as follows (shares in thousands, dollars in millions):


                                                                                                  Restricted
                                                 Common Stock        Additional     Retained         Stock
                                              ------------------       Paid-In      Earnings       (Unearned       Treasury
                                              Shares      Amount       Capital      (Deficit)    Compensation)       Stock
                                              ------      ------       -------      ---------    -------------     --------
BALANCE, December 31, 1995                    66,891      $  6.7        $615.6        $(23.6)      $  (5.3)         $(61.1)
     Net income                                   --          --            --          95.4            --              --
     Common stock issued under
      employee and director incentive
      plans, net                                 215          --           2.4            --           (.7)           (1.9)
     Common stock issued in Dual
      acquisition                             10,069         1.0         217.4            --            --              --
     Amortization of unearned
      stock compensation                          --          --            --            --           1.1              --
                                             -------      ------        ------        ------       -------         -------
BALANCE, December 31, 1996                    77,175         7.7         835.4          71.8          (4.9)          (63.0)
     Net income                                   --          --            --         233.9            --              --
     Cash dividends paid                          --          --            --          (7.1)           --              --
     Common stock issued under
      employee and director incentive
      plans, net                                 505          .1           8.4            --          (3.1)           (7.8)
     Amortization of unearned
      stock compensation                          --          --            --            --           1.2              --
     Tax benefit from stock
      compensation                                --          --           5.2            --            --              --
     Two-for-one stock split                  77,494         7.7          (7.7)           --            --              --
                                             -------      ------        ------        ------       -------         -------
BALANCE, December 31, 1997                   155,174        15.5         841.3         298.6          (6.8)          (70.8)
     Net income                                   --          --            --         253.9            --              --
     Cash dividends paid                          --          --            --         (14.1)           --              --
     Common stock issued under
      employee and director
      incentive plans, net                       402          .1           4.2            --          (2.3)           (1.3)
     Repurchase of common stock                   --          --            --            --            --           (74.2)
     Amortization of unearned
      stock compensation                          --          --            --            --           1.4              --
     Tax benefit from stock
      compensation                                --          --            .6            --            --              --
                                             -------      ------        ------        ------       -------         -------
BALANCE, December 31, 1998                   155,576      $ 15.6        $846.1        $538.4       $  (7.7)        $(146.3)
                                             =======      ======        ======        ======       =======         =======


       At December 31, 1998 and 1997, the outstanding shares of the Company's common stock, net of treasury shares, were 137.0 million and 142.2 million, respectively.

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

6.  EMPLOYEE BENEFIT PLANS

    Stock Options

       In May 1998, the stockholders approved the ENSCO International Incorporated 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan replaced the Company's previous stock incentive plan, the ENSCO Incentive Plan. Under the 1998 Plan, a maximum of 11.3 million shares are reserved for issuance as options and awards of restricted stock. However, no more than 1.13 million shares may be issued as grants of restricted stock. Stock options generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant. Restricted stock grants generally vest at the rate of 10% per year.

       In May 1996, the stockholders approved the Company's 1996 Non-Employee Directors Stock Option Plan ("Directors Plan"). Under the Directors Plan, a maximum of 600,000 shares are reserved for issuance. Options granted under the Directors Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter.

       The exercise price of stock options under the 1998 Plan and the Directors Plan is the market value of the stock at the date the option is granted.

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             1998        1997       1996
                                            ------      ------     ------
   Risk-free interest rate ..........         5.5%        6.4%       6.3%
   Expected life (in years) .........         4.5         4.0        4.0
   Expected volatility ..............        38.9%       36.0%      38.7%
   Dividend yield ...................          .5%         --         --

       The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in millions, except per share amounts):

                                    1998                      1997                      1996
                          -----------------------   -----------------------   -----------------------
                          As Reported   Pro forma   As Reported   Pro forma   As Reported   Pro forma
                          -----------   ---------   -----------   ---------   -----------   ---------

Net income                   $253.9       $249.6       $233.9       $230.9       $ 95.4       $ 94.3
Basic earnings per share       1.82         1.79         1.66         1.64          .73          .72
Diluted earnings per share     1.81         1.78         1.64         1.62          .72          .71


       These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

       A summary of stock option transactions under the 1998 Plan, Directors Plan and the ENSCO Incentive Plan is as follows (shares in thousands):


                                                       1998                   1997                   1996
                                                --------------------    --------------------    --------------------
                                                            Weighted                Weighted                Weighted
                                                            Average                 Average                 Average
                                                            Exercise                Exercise                Exercise
                                                Shares       Price      Shares       Price      Shares       Price
                                                ------      --------    ------      --------    ------      --------
   Outstanding at beginning of year.........     3,105       $17.36      2,301       $ 8.83      2,242       $ 6.66
           Granted ..........................      125        21.22      1,583        24.74        486        15.51
           Exercised ........................     (268)        7.10       (721)        6.39       (376)        4.49
           Forfeited ........................      (40)       19.04        (58)       16.59        (51)        9.34
                                                ------       ------     ------       ------     ------       ------
   Outstanding at end of year ...............    2,922       $18.44      3,105       $17.36      2,301       $ 8.83
                                                ======       ======     ======       ======     ======       ======

   Exercisable at end of year ...............    1,307       $15.11        773       $ 9.38        948       $ 6.65
   Weighted average fair value of
      options granted during the year .......                $ 8.27                  $ 9.34                  $ 6.08


       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998 (shares in thousands):


                                      Options Outstanding                                  Options Exercisable
                       -------------------------------------------------------      --------------------------------
                         Number        Weighted Average                               Number
       Range of        Outstanding         Remaining          Weighted Average      Exercisable     Weighted Average
    Exercise Prices    at 12/31/98     Contractual Life        Exercise Price       at 12/31/98      Exercise Price
    ---------------    -----------     ----------------       ----------------      -----------     ----------------
       $ 7 - $ 9            856              1.1 years             $ 8.07               649             $ 8.05
        12 -  16            281              2.3 years              14.81               143              14.90
        16 -  20            196              3.5 years              17.21                57              16.76
        22 -  25          1,520              3.4 years              24.66               415              24.55
        25 -  32             69              4.0 years              28.48                43              28.98
                          -----              ---------             ------             -----             ------
       $ 7 - $32          2,922              2.7 years             $18.44             1,307             $15.11
                          =====              =========             ======             =====             ======


       At December 31, 1998, 11.1 million shares were available for grant as options or incentive grants under the 1998 Plan and 492,000 shares were available for grant as options under the Directors Plan.

    Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the 1998 Plan and previously under the ENSCO Incentive Plan. Shares of common stock subject to incentive grants vest on such a basis as determined by a committee of the Board of Directors. Through 1998, incentive stock grants for 2.7 million shares of common stock were granted, of which 1.9 million were vested at December 31, 1998. During 1998, 1997 and 1996, incentive stock grants for 130,000 shares, 100,000 shares and 50,000 shares, respectively, were granted. The remaining outstanding incentive stock grants vest as follows: 212,500 in years 1999 and 2000, 50,500 in years 2001 through 2004, 38,500 in 2005, 28,000 in 2006, 23,000 in 2007 and 13,000 in 2008.

    Savings Plan

       The Company has a profit sharing plan (the "ENSCO Savings Plan") which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions for the years ended December 31, 1998, 1997 and 1996 of $8.9 million, $8.4 million and $3.8 million, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $2.6 million, $2.1 million and $1.1 million in 1998, 1997 and 1996, respectively. The Company has reserved
1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The Company's Supplemental Executive Retirement Plan (the "SERP") provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts, if any, under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $118,000 in 1998, $56,000 in 1997 and $22,000 in 1996. A
SERP liability of $1.3 million and $689,000 is included in Other Liabilities at December 31, 1998 and 1997, respectively.

7.  INCOME TAXES

       The Company had income of $240.2 million, $240.5 million and $92.8 million from its operations before income taxes in the United States and income of $142.3 million, $135.3 million and $49.9 million from its operations before income taxes in foreign countries for the years ended December 31, 1998, 1997 and 1996, respectively.

       The components of the provision for income taxes for each of the three years in the period ended December 31, 1998 are as follows (in millions):

                                             1998         1997         1996
                                            ------       ------       ------
Current:
      Federal ............................  $ 41.5       $ 61.2       $  2.1
      State ..............................     1.0          1.3           --
      Foreign ............................    30.7         19.6          3.3
                                            ------       ------       ------
           Total current .................    73.2         82.1          5.4
                                            ------       ------       ------

Deferred:
      Federal ............................    56.1         42.9         40.9
      Foreign ............................    (5.5)        12.8          7.7
                                            ------       ------       ------
           Total deferred ................    50.6         55.7         48.6
                                            ------       ------       ------
Deferred tax asset valuation allowance ...      --           --        (10.0)
                                            ------       ------       ------
      Total ..............................  $123.8       $137.8       $ 44.0
                                            ======       ======       ======

       Significant components of deferred income tax assets (liabilities) as of December 31, 1998 and 1997 are comprised of the following (in millions):

                                                         1998           1997
                                                       --------       --------
Deferred tax assets:
      Net operating loss carryforwards ..............  $  15.3        $  22.5
      Liabilities not deductible for tax purposes ...      3.3            5.9
      Safe harbor leases ............................      2.2            3.7
      Accrued benefits ..............................      2.3            2.0
      Foreign tax credit carryforward ...............      7.7           14.9
      Unfunded pension liability ....................       .5            1.2
      Other .........................................      2.7            3.8
                                                       -------        -------
      Total deferred tax assets .....................     34.0           54.0
                                                       -------        -------

Deferred tax liabilities:
      Property ......................................   (192.0)        (168.8)
      Tax gain recognized on transfer of assets .....     (3.2)          (3.3)
      Maritime capital construction fund ............     (5.3)            --
      Other .........................................     (8.5)          (6.3)
                                                       -------        -------
      Total deferred tax liabilities ................   (209.0)        (178.4)
                                                       -------        -------
          Net deferred tax liabilities ..............  $(175.0)       $(124.4)
                                                       =======        =======

Net current deferred tax asset ......................  $   5.0        $   3.8
Net noncurrent deferred tax liability ...............   (180.0)        (128.2)
                                                       -------        -------
          Net deferred tax liability ................  $(175.0)       $(124.4)
                                                       =======        =======

       During 1996, the Company released the remaining $10.0 million of its deferred tax asset valuation allowance based on the assessment of the Company's ability to realize the full benefit of all of its net operating loss carryforwards.

       The consolidated effective income tax rate for each of the three years in the period ended December 31, 1998, differs from the United States statutory income tax rate as follows:

                                         1998         1997         1996
                                        ------       ------       ------

Statutory income tax rate .............  35.0%        35.0%        35.0%
Adjustment of prior year accruals .....  (2.4)          --          --
Change in valuation allowance .........    --           --         (7.0)
Foreign taxes .........................   3.1         (0.5)        (3.3)
Alternative minimum tax ...............    --           --          1.5
Other .................................  (3.3)         2.2          4.6
                                        ------       ------       ------
Effective income tax rate .............  32.4%        36.7%        30.8%
                                        ======       ======       ======

       At December 31, 1998, the Company had net operating loss carryforwards of approximately $43.6 million and foreign tax credit carryforwards of $7.7 million. If not utilized, the net operating loss carryforwards expire from 2003 through 2011 and the foreign tax credit carryforwards expire from 2001 through 2003. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1998 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

8.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $4.6 million in 1998, $3.9 million in 1997 and $3.1 million in 1996. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $3.2 million in 1999; $2.1 million in 2000; $921,000 in 2001; $511,000 in 2002; $115,000 in 2003
and none thereafter.

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

    Other

       At December 31, 1998, there were no other contingencies, claims or lawsuits against the Company which, in the opinion of management, would have a material effect on its financial condition or results of operations.

9.  SEGMENT INFORMATION

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns or operates a fleet of 50 offshore drilling rigs, including 36 jackup rigs, six barge rigs and eight platform rigs. The Company's marine transportation segment owns a fleet of 36 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Assets and depreciation expense of the Company's corporate office are not allocated to the operating segments. Segment information for each of the three years in the period ended December 31, 1998 is as follows (in millions):


                                                                               INDUSTRY SEGMENT

                                                           Contract         Marine
                                                           Drilling     Transportation     Corporate      Total
                                                           --------     --------------     ---------    ---------
        1998
        ----
        Revenues ......................................   $   733.5      $    79.7         $     --     $   813.2
        Operating income (loss) .......................       354.5           32.2             (1.5)        385.2
        Assets ........................................     1,660.6           72.2            260.0       1,992.8
        Capital expenditures ..........................       315.4           13.0              2.4         330.8
        Depreciation and amortization .................        77.2            4.8              1.5          83.5

        1997
        ----
        Revenues ......................................   $   720.9      $    94.2         $     --     $   815.1
        Operating income (loss) .......................       341.7           48.2              (.6)        389.3
        Assets ........................................     1,424.7           77.3            270.0       1,772.0
        Capital expenditures ..........................       268.8            9.7              3.8         282.3
        Depreciation and amortization .................        96.7            7.4               .7         104.8

        1996
        ----
        Revenues ......................................   $   408.6      $    60.2         $     --     $   468.8
        Operating income (loss) .......................       125.8           23.4              (.5)        148.7
        Assets ........................................     1,165.6           70.5             79.3       1,315.4
        Capital expenditures ..........................       170.1            4.2              1.7         176.0
        Depreciation and amortization .................        74.2            7.1               .5          81.8

       The Company's  operations are  concentrated in four  geographic  regions:
North America, Europe, Asia Pacific and South America. In North America, the Company's operations consist of 22 jackup rigs, seven platform rigs and 36 oilfield support vessels, all located in the U.S. waters of the Gulf of Mexico. The Company's European operations consist of seven jackup rigs currently deployed in the United Kingdom, Netherlands, and Norwegian territorial waters of the North Sea. In Asia Pacific, the Company's operations consist of seven jackup rigs deployed in various locations and one platform rig that is not owned, but is operated by the Company under a management contract. In South America, the Company's operations consist of six barge rigs all located on Lake Maracaibo, Venezuela. The Company attributes revenues and assets to geographic locations based on the location of a drilling rig or marine vessel. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if ultimate location of operation is undetermined.

     Information by country for those countries that account for more than 10% of total revenues or 10% of the Company's long-lived assets is as follows (in millions):


                                                    Revenues                          Long-lived Assets
                                        -------------------------------       --------------------------------
                                          1998         1997       1996          1998        1997        1996
                                        -------      -------    -------       --------    --------    --------
     United States..................    $ 444.9      $ 475.3    $ 268.4       $  544.2    $  458.9    $  407.9
     Netherlands....................      142.2        121.0       66.0          146.4       150.3       157.2
     Venezuela......................       71.1         82.8       75.5          161.3       125.9       135.3
     Singapore......................         --          --         --           153.7          .7        44.3
     Other foreign countries........      155.0        136.0       58.9          383.8       441.3       246.9
                                        -------      -------    --------      --------    --------    --------
          Total.....................    $ 813.2      $ 815.1    $ 468.8       $1,389.4    $1,177.1    $  991.6
                                        =======      =======    =======       ========    ========    ========

       Revenues from one customer were $142.2 million or 17% of consolidated revenues in 1998, $121.0 million or 15% of consolidated revenues in 1997 and $63.7 million or 14% of consolidated revenues in 1996. Revenues from another customer were $82.8 million or 10% of consolidated revenues in 1997 and $75.5 million or 16% of consolidated revenues in 1996. All revenues from these customers were associated with revenues earned by the Company's contract drilling segment.

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

11.  SUPPLEMENTAL FINANCIAL INFORMATION

       Consolidated Balance Sheet Information. Accounts receivable, net at December 31, 1998 and 1997 consists of the following (in millions):

                                            1998            1997
                                           ------          ------

  Trade .............................      $115.6          $154.3
  Other .............................         8.4             6.6
                                           ------          ------
                                            124.0           160.9
  Allowance for doubtful accounts ...        (5.6)           (3.7)
                                           ------          ------
                                           $118.4          $157.2
                                           ======          ======

          Prepaid expenses and other at December 31, 1998 and 1997 consists of the following (in millions):

                                            1998            1997
                                           ------          ------
  Deferred tax asset ...............       $  5.0          $  3.8
  Prepaid expenses .................          6.5             5.7
  Inventory ........................          4.2             3.4
  Deposits .........................          5.7             1.1
  Prepaid taxes ....................           --             8.8
  Other ............................          6.4             4.9
                                           ------          ------
                                           $ 27.8          $ 27.7
                                           ======          ======

       Accrued liabilities at December 31, 1998 and 1997 consists of the following (in millions):

                                             1998           1997
                                            ------         ------
  Operating expenses .................      $ 16.1         $ 18.3
  Payroll ............................        25.7           21.1
  Taxes ..............................        49.0           28.1
  Insurance ..........................         1.8            4.0
  Deferred revenue ...................         6.2            6.1
  Accrued interest ...................         6.2            5.8
  Accrued capital additions ..........        19.0            5.4
  Other ..............................         2.7            5.0
                                            ------         ------
                                            $126.7         $ 93.8
                                            ======         ======

       Consolidated Statement of Income Information. Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 is as follows (in millions):


                                              1998        1997         1996
                                             -----       -----        -----

 Maintenance and repairs ..............      $42.0        $38.3        $30.7

       Consolidated Statement of Cash Flows Information. The 1996 consolidated statement of cash flows excludes the issuance of approximately 10.1 million shares (20.1 million shares post split) of common stock valued at approximately $218.4 million for the acquisition of Dual. See Note 2 "Acquisition of Dual Drilling Company."

       Cash paid for interest and income taxes for each of the three years in the period ended December 31, 1998 is as follows (in millions):


                                              1998          1997        1996
                                             -----         -----       -----

 Interest, net of amounts capitalized ...    $29.5         $20.4       $20.9
 Income taxes ...........................     51.7          69.2         3.9

       The Company capitalized interest of approximately $6.3 million in 1998, $1.4 million in 1997 and none in 1996.

       Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in millions):

                                                                           1998                      1997
                                                                   ---------------------     ---------------------
                                                                               Estimated                 Estimated
                                                                   Carrying      Fair        Carrying      Fair
                                                                    Amount       Value        Amount       Value
                                                                   --------    ---------     --------    ---------
6.75% Notes ..................................................      $149.1       $152.5       $149.0       $150.6
7.20% Debentures .............................................       148.1        145.8        148.1        150.9
9.875% Senior Subordinated Notes .............................        74.2         75.6         74.7         77.8
Other long-term debt, including current maturities ...........        27.7         27.8         58.3         59.2


       The estimated fair values were determined as follows:

       Notes, Debentures and Senior Subordinated Notes -Quoted market price.

       Other long-term debt - Interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values at December 31, 1998 and 1997. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 1998 and 1997 was insignificant. See further discussion regarding the Company's derivative financial instruments under "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

12.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 1998 and 1997 is as follows (in millions, except per share amounts):


                                                       First        Second        Third       Fourth
              1998                                    Quarter       Quarter      Quarter      Quarter      Year
              ----                                    -------       -------      -------      -------     -------

Revenues
   Contract drilling ...............................   $220.8        $211.2       $161.7       $139.8      $733.5
   Marine transportation ...........................     25.6          22.8         18.1         13.2        79.7
                                                       ------        ------       ------       ------      ------
                                                        246.4         234.0        179.8        153.0       813.2
                                                       ------        ------       ------       ------      ------
Operating expenses
   Contract drilling ...............................     73.4          73.2         70.0         71.1       287.7
   Marine transportation ...........................     10.3          10.4         10.5         10.2        41.4
                                                       ------        ------       ------       ------      ------
                                                         83.7          83.6         80.5         81.3       329.1
                                                       ------        ------       ------       ------       -----

Operating margin ...................................    162.7         150.4         99.3         71.7       484.1
Depreciation and amortization ......................     19.8          20.2         20.9         22.6        83.5
General and administrative .........................      3.6           4.1          3.8          3.9        15.4
                                                       ------        ------       ------       ------      ------
Operating income ...................................    139.3         126.1         74.6         45.2       385.2
Interest income ....................................      2.7           3.8          4.0          4.6        15.1
Interest expense, net ..............................      7.6           6.6          6.2          5.8        26.2
Other income (expense) .............................      (.1)           .1         10.0         (1.6)        8.4
                                                       ------        ------       ------       ------      ------
Income before income taxes and minority interest ...    134.3         123.4         82.4         42.4       382.5
Provision for income taxes .........................     45.8          42.3         22.3         13.4       123.8
Minority interest ..................................      1.3            .5          1.1          1.9         4.8
                                                       ------        ------       ------       ------      ------
Net income .........................................   $ 87.2        $ 80.6       $ 59.0       $ 27.1      $253.9
                                                       ======        ======       ======       ======      ======

Earnings per share
   Basic ...........................................   $  .62        $  .57       $  .42       $  .20      $ 1.82
   Diluted .........................................      .61           .57          .42          .20        1.81




                                                       First        Second        Third       Fourth
              1997                                    Quarter       Quarter      Quarter      Quarter      Year
              ----                                    -------       -------      -------      -------     -------
Revenues
   Contract drilling ...............................  $ 140.8       $ 172.5      $ 199.5      $ 208.1     $ 720.9
   Marine transportation ...........................     20.8          22.9         23.8         26.7        94.2
                                                      -------       -------      -------      -------     -------
                                                        161.6         195.4        223.3        234.8       815.1
                                                      -------       -------      -------      -------     -------
Operating expenses
   Contract drilling ...............................     61.9          68.2         70.4         69.0       269.5
   Marine transportation ...........................      8.2           8.9         10.0         10.1        37.2
                                                      -------       -------      -------      -------     -------
                                                         70.1          77.1         80.4         79.1       306.7
                                                      -------       -------      -------      -------     -------

Operating margin ...................................     91.5         118.3        142.9        155.7       508.4
Depreciation and amortization ......................     24.2          25.8         27.0         27.8       104.8
General and administrative .........................      3.1           3.8          3.5          3.9        14.3
                                                      -------       -------      -------      -------     -------
Operating income ...................................     64.2          88.7        112.4        124.0       389.3
Interest income ....................................      1.4           1.3          1.4          3.3         7.4
Interest expense, net ..............................      5.8           4.8          5.0          5.8        21.4
Other income (expense) .............................       .1            --          (.1)          .5          .5
                                                      -------       -------      -------      -------     -------
Income before income taxes and minority interest ...     59.9          85.2        108.7        122.0       375.8
Provision for income taxes .........................     22.7          32.1         40.4         42.6       137.8
Minority interest ..................................       .9            .9           .5           .8         3.1
                                                      -------       -------      -------      -------     -------
Income before extraordinary item ...................     36.3          52.2         67.8         78.6       234.9
Extraordinary item - extinguishment of debt ........       --            --           --         (1.0)       (1.0)
                                                      -------       -------      -------      -------     -------
Net income .........................................  $  36.3       $  52.2      $  67.8      $  77.6     $ 233.9
                                                      =======       =======      =======      =======     =======

Basic earnings per share
   Income before extraordinary item ................ $    .26       $   .37      $   .48      $   .56     $  1.67
   Extraordinary item ..............................       --            --           --         (.01)       (.01)
                                                     --------       -------      -------      -------     -------
   Net income .....................................  $    .26       $   .37      $   .48      $   .55     $  1.66
                                                     ========       =======      =======      =======     =======
Diluted earnings per share
   Income before extraordinary item ................ $    .25       $   .37      $   .47          .55     $  1.64
   Extraordinary item ..............................       --            --           --         (.01)       (.01)
                                                     --------       -------      -------      -------     -------
   Net income .....................................  $    .25       $   .37      $   .47      $   .54     $  1.64
                                                     ========       =======      =======      =======     =======


Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Disclosure

        None.

                                    PART III


Item 10. Directors  and  Executive Officers,  Item 11. Executive   Compensation,
Item 12. Security  Ownership  of  Certain  Beneficial Owners and Management, and
Item 13. Certain Relationships and Related Transactions

       Certain information regarding the executive officers of the Company has been presented in "Executive Officers of the Registrant" as included in "Item 1 Business."

       Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial statements, financial statement schedules and exhibits filed as part of this report:

    (1) Financial Statements of ENSCO International Incorporated            Page

         Report of Independent Accountants - PricewaterhouseCoopers LLP .... 24
         Consolidated Statement of Income .................................. 25
         Consolidated Balance Sheet ........................................ 26
         Consolidated Statement of Cash Flows .............................. 27
         Notes to Consolidated Financial Statements ........................ 28

    (2) Exhibits

         The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit
  No.                                  Document
-------                                --------
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

4.1 - Indenture, dated November 20, 1997, between the Company and Bankers Bankers Trust Company, as Trustee (incorporated by reference to Exhibit
       4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

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

Exhibit
  No.                                  Document
-------                                --------

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

10.2 - Amendment  to  ENSCO   Incentive   Plan,    dated   November   11,   1997
       (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

10.3 - Construction and Purchase Agreement dated as of February 3, 1992 between Nissho Iwai Hong Kong Corporation Limited as Purchaser and ENSCO Drilling Company as Contractor (incorporated by reference to Exhibit
       10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

10.4 - Sale and Financing Agreement dated as of February 3, 1992 between ENSCO Drilling Venezuela, Inc. as Purchaser and Nissho Iwai Hong Kong Corporation Limited as Seller (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

10.5 - Construction and Purchase Agreement dated November 12, 1993, by and between ENSCO Drilling Company and Nissho Iwai Hong Kong Corporation Limited (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

10.6 - Sale and Financing Agreement dated November 12, 1993, by and between Nissho Iwai Hong Kong Corporation Limited and ENSCO Drilling Venezuela, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

10.7 - Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

10.8 - Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

Exhibit
  No.                                  Document
-------                                --------

10.9 - Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).

10.10 - ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File 1-8097).

10.11 - ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File 1-8097).

10.12 - Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File 1-8097).

10.13 - Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).

10.14 - ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

*21.1 - Subsidiaries of the Registrant.

*23.1 - Consent of PricewaterhouseCoopers LLP.

*27.1 - Financial Data Schedule (EDGAR version only).
----------
* Filed herewith

Executive Compensation Plans and Arrangements

       The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

   1.        ENSCO  International  Incorporated  1998  Incentive  Plan (filed as
             Exhibit 10.14 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

   2. ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

   3. Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit
             10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

   4. ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.11 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No.
             1-8097).

       The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of
Item 601 of Regulation S-K.

  (b)        Reports on Form 8-K

             No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1999.

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

          Signatures                    Title                       Date
          ----------                    -----                       ----


 /s/      CARL F. THORNE
 ------------------------------  Chairman, President           February 25, 1999
          Carl F. Thorne           Chief Executive Officer
                                   and Director

 /s/    RICHARD A. WILSON
 ------------------------------  Senior Vice President, Chief  February 25, 1999
        Richard A. Wilson          Operating Officer and
                                   Director

 /s/   C. CHRISTOPHER GAUT
 ------------------------------  Vice President, Chief         February 25, 1999
       C. Christopher Gaut         Financial Officer


 /s/      H. E. MALONE
 ------------------------------  Vice President, Chief         February 25, 1999
          H. E. Malone             Accounting Officer and
                                   Controller

 /s/     CRAIG I. FIELDS
 ------------------------------  Director                      February 25, 1999
         Craig I. Fields


 /s/   ORVILLE D. GAITHER, SR.
 ------------------------------  Director                      February 25, 1999
       Orville D. Gaither, Sr.


 /s/    GERALD W. HADDOCK
 ------------------------------  Director                      February 25, 1999
        Gerald W. Haddock


 /s/    DILLARD S. HAMMETT
 ------------------------------  Director                      February 25, 1999
        Dillard S. Hammett


 /s/    THOMAS L. KELLY, II
 ------------------------------  Director                      February 25, 1999
        Thomas L. Kelly II


 /s/    MORTON H. MEYERSON
 ------------------------------  Director                      February 25, 1999
        Morton H. Meyerson