Form 10-Q
period 1999-03-31
ENSCO INTERNATIONAL INC
filed 1999-05-11
CIK 314808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q



(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to______________


                          Commission File Number 1-8097



                        ENSCO International Incorporated
             (Exact name of registrant as specified in its charter)




                   DELAWARE                             76-0232579
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

            2700 Fountain Place
       1445 Ross Avenue, Dallas, Texas                   75202-2792
   (Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code:   (214) 922-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

There were 137,082,632 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 1999.



================================================================================

                        ENSCO INTERNATIONAL INCORPORATED

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                            PAGE
--------------------------------------------------------------------------------

 PART I  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Review Report of Independent Accountants .................  3

                   Consolidated Statement of Income
                     Three Months Ended March 31, 1999 and 1998 .............  4

                   Consolidated Balance Sheet
                     March 31, 1999 and December 31, 1998 ...................  5

                   Consolidated Statement of Cash Flows
                     Three Months Ended March 31, 1999 and 1998 .............  6

                   Notes to Consolidated Financial Statements ...............  7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............  9

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK ........................................ 17

 PART II OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................... 18

         SIGNATURES ......................................................... 19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of March 31, 1999 and the related consolidated statements of income and of cash flows for the three month periods ended March 31, 1999 and 1998. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
May 7, 1999

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------

OPERATING REVENUES .....................................    $127.7      $246.4

OPERATING EXPENSES
    Operating costs.....................................      67.5        83.7
    Depreciation and amortization ......................      23.6        19.8
    General and administrative .........................       2.9         3.6
                                                            ------      ------
                                                              94.0       107.1
                                                            ------      ------

OPERATING INCOME   .....................................      33.7       139.3

OTHER INCOME (EXPENSE)
    Interest income ....................................       4.1         2.7
    Interest expense, net ..............................      (5.4)       (7.6)
    Other, net .........................................       (.1)        (.1)
                                                            ------      ------
                                                              (1.4)       (5.0)
                                                            ------      ------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .......      32.3       134.3

PROVISION FOR INCOME TAXES
    Current income taxes ...............................        .3        34.8
    Deferred income taxes ..............................      11.0        11.0
                                                            ------      ------
                                                              11.3        45.8

MINORITY INTEREST  .....................................       1.0         1.3
                                                            ------      ------

NET INCOME .............................................    $ 20.0      $ 87.2
                                                            ======      ======
EARNINGS PER SHARE
    Basic...............................................    $  .15      $  .62
    Diluted ............................................       .15         .61


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic...............................................     136.3       141.5
    Diluted.............................................     136.6       142.9

CASH DIVIDENDS PER COMMON SHARE.........................    $ .025      $ .025

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In millions, except for par value)


                                                      March 31,    December 31,
                                                        1999           1998
                                                    -----------    -----------

                                                    (Unaudited)     (Audited)

                                     ASSETS

   CURRENT ASSETS
      Cash and cash equivalents ...................  $  294.9       $  330.1
      Accounts receivable, net ....................      80.7          118.4
      Prepaid expenses and other ..................      22.5           27.8
                                                     --------       --------
          Total current assets ....................     398.1          476.3
                                                     --------       --------

   PROPERTY AND EQUIPMENT, AT COST ................   1,892.9        1,799.2
      Less accumulated depreciation ...............     432.0          409.8
                                                     --------        -------
          Property and equipment, net .............   1,460.9        1,389.4
                                                     --------        -------

   OTHER ASSETS, NET ..............................     124.3          127.1
                                                     --------       --------

                                                     $1,983.3       $1,992.8
                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable ............................. $   12.8       $    9.1
      Accrued liabilities ..........................    106.9          126.7
      Current maturities of long-term debt .........      4.0           23.6
                                                     --------       --------
          Total current liabilities ................    123.7          159.4
                                                     --------       --------

   LONG-TERM DEBT ..................................    374.5          375.5

   DEFERRED INCOME TAXES ...........................    190.9          180.0

   OTHER LIABILITIES ...............................     15.2           17.1

   MINORITY INTEREST ...............................     16.9           15.8

   COMMITMENTS AND CONTINGENCIES ...................

   STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value, 20.0 million
          shares authorized and none issued ........        -              -
      Common stock, $.10 par value, 250.0 million
          shares authorized and 155.6 million
          shares issued ............................     15.6           15.6
      Additional paid-in capital ...................    846.2          846.1
      Retained earnings ............................    555.0          538.4
      Restricted stock (unearned compensation) .....     (7.3)          (7.7)
      Cumulative translation adjustment ............     (1.1)          (1.1)
      Treasury stock at cost, 18.5 million  shares .   (146.3)        (146.3)
                                                     --------       --------
          Total stockholders' equity ...............  1,262.1        1,245.0
                                                     --------       --------
                                                     $1,983.3       $1,992.8
                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------

OPERATING ACTIVITIES
  Net income .............................................   $ 20.0      $ 87.2
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ....................     23.6        19.8
        Deferred income tax provision ....................     11.0        11.0
        Amortization of other assets .....................      2.8         2.4
        Other ............................................       .2         (.2)
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable ...     37.7        (9.3)
            Decrease in prepaid expenses and other .......      4.4        11.4
            Increase in accounts payable .................      3.6         5.3
            Increase (decrease) in accrued liabilities ...    (35.1)       21.3
                                                             ------      ------
               Net cash provided by operating activities .     68.2       148.9
                                                             ------      ------

INVESTING ACTIVITIES
  Additions to property and equipment ....................    (80.1)      (81.0)
  Other...................................................       .6          .7
                                                             ------      ------
               Net cash used by investing activities .....    (79.5)      (80.3)
                                                             ------      ------

FINANCING ACTIVITIES
  Reduction of long-term borrowings ......................    (20.6)       (9.1)
  Cash dividends .........................................     (3.4)       (3.6)
  Other ..................................................       .1          .4
                                                             ------      ------
               Net cash used by financing activities .....    (23.9)      (12.3)
                                                             ------      ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........    (35.2)       56.3

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........    330.1       262.2
                                                             ------      ------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................   $294.9      $318.5
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

         The financial data for the three month period ended March 31, 1999 included herein has been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under
Section 11 does not extend to it.

         Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

         For the three months ended March 31, 1999 and 1998, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 1999 and 1998 (in millions).

                                                              1999     1998
                                                              ----     ----
      Weighted average common shares - basic .............   136.3    141.5

      Potentially dilutive common shares
            Restricted stock grants ......................       -       .4
            Stock options ................................      .3      1.0
                                                             -----     ----
      Weighted average common shares - diluted ...........   136.6    142.9
                                                             =====    =====

Note 3 - Contract Expirations

         In January 1999, the Company and Petroleos de Venezuela, S.A. ("PDVSA") agreed upon the early expiration of the contracts on six of the Company's barge rigs in Venezuela. The six contracts were originally scheduled to expire from May to September of 1999. As a result of the early expiration of the contracts, the Company received lump sum payments totaling $18.4 million, all of which was recognized as revenue in the first quarter of 1999. The Company experienced early termination of the contracts of certain other rigs during the first quarter of 1999, and early termination proceeds of approximately $2.0 million related to these rigs is also included in revenue for the first quarter of 1999.

Note 4 - Segment Information

         The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns or operates a fleet of 51 offshore drilling rigs, including 36 jackup rigs, seven barge rigs and eight platform rigs. The Company's marine transportation segment owns a fleet of 36 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments.

Segment information for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                            INDUSTRY SEGMENT
                            Contract      Marine
                            Drilling   Transportation    Corporate     Total
                            --------   --------------    ---------    -------
 1999
 ----
 Revenues .................  $ 117.5       $ 10.2          $  --      $ 127.7
 Operating income (loss) ..     34.0           .1            (.4)        33.7

 1998
 ----
 Revenues .................  $ 220.8       $ 25.6          $  --      $ 246.4
 Operating income (loss) ..    125.7         13.9            (.3)       139.3

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

         Concern over excess oil supplies and the resulting curtailment or deferral of exploration and development spending by oil companies continues to adversely impact industry conditions. Demand for drilling rigs and marine vessels remains depressed, and day rates and utilization continued to decrease during the first quarter of 1999. By several measures, current industry conditions are the worst that have been experienced since the mid-1980s.

         During the first quarter of 1999 oil prices increased from their low at the end of 1998, and recently oil prices have exceeded $18.00 per barrel. The increase in oil prices is due primarily to anticipated cutbacks in oil production by OPEC which were agreed to in March 1999. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although the recent increase in oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the Company's operations and financial results are uncertain. The Company currently expects that day rates and utilization will continue to deteriorate in the near term, especially in international markets. If current conditions persist throughout 1999, the Company anticipates that it will incur a net loss for the year ending December 31, 1999.

    Results of Operations

         The Company's results for the first quarter of 1999 continued the negative trend that began in the second quarter of 1998. The Company has continued to experience decreases in day rates and utilization as well as more recently the early termination of drilling contracts. During the first quarter of 1999, the Company received $20.4 million as a result of the early termination of various drilling contracts. The termination of these contracts accelerated the receipt of revenue which otherwise would have been realized over the course of 1999.

         The following analysis highlights the Company's operating results for the three months ended March 31, 1999 and 1998 (in millions):

                                                          1999            1998
                                                         ------          ------
 Operating Results
 -----------------
      Revenues ......................................    $127.7          $246.4
      Operating expenses, including G&A .............      70.4            87.3
      Depreciation and amortization .................      23.6            19.8
                                                         ------          ------
      Operating income ..............................      33.7           139.3
      Other expense, net ............................       1.4             5.0
      Provision for income taxes ....................      11.3            45.8
      Minority interest .............................       1.0             1.3
                                                         ------          ------
      Net income ....................................    $ 20.0          $ 87.2
                                                         ======          ======

                                                          1999            1998
                                                         ------          ------
 Revenues
 --------
      Contract drilling
          Jackup rigs:
              North America .........................    $ 35.1          $109.9
              Europe ................................      33.3            57.8
              Asia Pacific ..........................      14.8            22.6
                                                         ------          ------
                  Total jackup rigs .................      83.2           190.3
          Barge rigs - South America ................      20.5            23.0
          Platform rigs .............................      13.8             7.5
                                                         ------          ------
                  Total contract drilling ...........     117.5           220.8
                                                         ------          ------

    Marine transportation
          AHTS (1) ..................................       4.8             5.3
          Supply ....................................       4.9            17.2
          Mini-supply ...............................        .5             3.1
                                                         ------          ------
                  Total marine transportation .......      10.2            25.6
                                                         ------          ------
                      Total .........................    $127.7          $246.4
                                                         ======          ======

 Operating Margin(2)
 -------------------
      Contract drilling
          Jackup rigs:
              North America .........................    $  9.6          $ 77.2
              Europe ................................      20.7            42.9
              Asia Pacific ..........................       5.4            12.4
                                                         ------          ------
                 Total jackup rigs ..................      35.7           132.5
          Barge rigs - South America ................      15.6            11.9
          Platform rigs .............................       7.3             3.0
                                                         ------          ------
                 Total contract drilling ............      58.6           147.4
                                                         ------          ------

      Marine transportation
          AHTS (1) ..................................       1.9             3.1
          Supply ....................................       (.1)           10.5
          Mini-supply ...............................       (.2)            1.7
                                                         ------          ------
                 Total marine transportation ........       1.6            15.3
                                                         ------          ------

                      Total .........................   $  60.2          $162.7
                                                        =======          ======

 (1)  Anchor handling tug supply vessels.
 (2) Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

        The following is an analysis of certain operating information of the Company for the three months ended March 31, 1999 and 1998:

                                                            1999         1998
                                                          --------     --------
        Contract Drilling
        -----------------
           Rig utilization:
              Jackup rigs:
                  North America ....................          87%           99%
                  Europe ...........................          86%          100%
                  Asia Pacific .....................          57%           71%
                                                         --------      --------
                      Total jackup rigs ............          81%           94%
              Barge rigs - South America ...........          17%          100%
              Platform rigs ........................          74%           86%
                                                         --------      --------
                      Total ........................          72%           94%
                                                         ========      ========

           Average day rates:
              Jackup rigs:
                  North America ....................     $ 20,258      $ 56,174
                  Europe ...........................       61,009       100,326
                  Asia Pacific .....................       40,836        48,477
                                                         --------      --------
                      Total jackup rigs ............       30,351        63,120
              Barge rigs - South America ...........       17,163        25,246
              Platform rigs ........................       23,853        23,098
                                                         --------      --------
                      Total ........................     $ 29,054      $ 52,288
                                                         ========      ========

        Marine Transportation
        ---------------------
           Fleet utilization:
              AHTS*  ...............................          70%           73%
              Supply ...............................          73%           90%
              Mini-supply ..........................          31%           96%
                                                         --------      --------
                  Total ............................          63%           89%
                                                         ========      ========

           Average day rates:
              AHTS*  ...............................     $ 15,123      $ 16,232
              Supply ...............................        3,289         8,908
              Mini-supply ..........................        2,315         4,455
                                                         --------      --------
                  Total ............................     $  5,005      $  8,676
                                                         ========      ========


        *     Anchor handling tug supply vessels.

        Discussions relative to each of the Company's operating segments and significant changes in operating results for the three months ended March 31, 1999 as compared with the prior year same period results are set forth below.

Contract Drilling

         The following is an analysis of the Company's offshore drilling rigs at March 31, 1999 and 1998:

                                                         1999          1998
                                                         ----          ----
         Jackup rigs:
             North America .........................       22            22
             Europe ................................        7             7
             Asia Pacific ..........................        7             7
                                                         ----          ----
                 Total jackup rigs .................       36            36
         Barge rigs - South America(1) .............        7            10
         Platform rigs(2) ..........................        8             8
                                                         ----          ----
                     Total .........................       51            54
                                                         ====          ====

       (1) The Company sold four barge rigs in October 1998. One newly constructed barge rig was mobilized to Venezuela in March 1999 and commenced drilling operations in early April. The Company has two additional barge rigs under construction that will be mobilized to Venezuela during the second quarter of 1999, and are scheduled to begin drilling operations in May and July.

       (2) In April 1999, the Company completed the operating contract for a platform rig that was located off the coast of China. The platform rig was not owned by the Company, but operated under a management contract. The Company's seven remaining platform rigs are all located in the Gulf of Mexico.

         First quarter 1999 revenues for the Company's drilling segment compared to the first quarter of 1998 decreased by $103.3 million, or 47%, and operating margin decreased by $88.8 million, or 60%. These decreases are due primarily to lower average day rates, which decreased 44% from the prior year period, and lower utilization for drilling rigs, which decreased to 72% in the first quarter of 1999 from 94% in the prior year first quarter. Operating expenses for the contract drilling segment decreased by $14.5 million, or 20%, from the prior year due primarily to cost cutting initiatives and, to a lesser extent, decreased utilization.

     North America Jackup Rigs

         Revenues for the first quarter of 1999 for the North America jackup rigs decreased by $74.8 million, or 68%, and operating margin decreased by $67.6 million, or 88%, as compared to the prior year first quarter. The decrease in revenues and operating margin is due primarily to a 64% decrease in average day rates and to a decrease in utilization, to 87% in the current year quarter as compared to 99% in the prior year quarter. The Company continues to market all of its jackup rigs in the Gulf of Mexico and currently has no plans to stack any of the rigs as a result of the lower industry utilization in the Gulf of Mexico. Operating expenses decreased by $7.2 million, or 22%, as compared to the prior year quarter, due primarily to cost saving measures and lower utilization.

     Europe Jackup Rigs

         First quarter revenues for the Europe jackup rigs decreased by $24.5 million, or 42%, and operating margin decreased by $22.2 million, or 52%, as compared to the prior year quarter. The decrease in revenues is due primarily to a 39% decrease in average day rates and a decrease in utilization, to 86% in the current year quarter from 100% in the prior year quarter. During the first quarter of 1999, three of the Europe jackup rigs that were originally under contract through 1999 were released from their contracts early. One of these rigs returned to work under another contract in the first quarter, and the other two rigs have been stacked. A fourth rig experienced idle time in the first quarter after completing a contract and returned to work in the second quarter. Operating expenses for the Europe jackup rigs decreased by $2.3 million, or 15%, from the prior year quarter due primarily to cost reductions and lower utilization.

     Asia Pacific Jackup Rigs

         First quarter revenues for the Asia Pacific jackup rigs decreased by $7.8 million, or 35%, and operating margin decreased by $7.0 million, or 56%, as compared to the prior year quarter. The decrease in revenues and operating margin is due primarily to a decrease in utilization, to 57% in the current quarter from 71% in the prior year quarter, and a 16% decrease in average day rates. Three of the Asia Pacific jackup rigs were stacked for all of the first quarter whereas only two rigs were idle in the prior year quarter. Operating expenses decreased approximately $800,000, or 8%, from the prior year quarter due primarily to cost saving measures and lower utilization.

     South America Barge Rigs

         First quarter revenues for the South America barge rigs decreased by $2.5 million, or 11%, and operating expenses decreased by $6.2 million, or 56%, as compared to the prior year quarter. The decrease in revenues and operating expenses is primarily due to the sale of four barge rigs in October 1998, and a decrease in utilization to 17% in the current quarter from 100% in the prior year quarter for the remaining six barge rigs, which experienced early contract terminations in January 1999. The decreases in revenue resulting from the sale of four barge rigs and decreased utilization on the remaining six barge rigs was partially offset by lump sum early contract termination payments totaling $18.4 million. First quarter operating margin for the South America barge rigs increased by $3.7 million, or 31%, as compared to the prior year quarter, as the favorable impact of the early contract termination payments exceeded the decease in margins resulting from the sale of four barge rigs and the decreased utilization on the remaining six barge rigs discussed above. During the first quarter of 1999, the Company completed and delivered the first of three new barge rigs being constructed to perform five-year term contracts. The remaining two barge rigs are scheduled for delivery in the second quarter of 1999.

     Platform Rigs

         First quarter revenues for the platform rigs increased by $6.3 million, or 84%, and operating margin increased by $4.3 million, or 143%, as compared to the prior year quarter. The increase in revenues is due to a lump sum contract cancellation payment received in the first quarter of 1999, and to higher drilling day rates earned by certain rigs in the current year quarter compared to lower standby day rates earned in the prior year quarter. In 1998, certain rigs received standby rates while undergoing enhancement modifications in the shipyard. In the first quarter of 1999, operating expenses for the platform rigs increased by $2.0 million, or 44%, due primarily to the higher cost associated with drilling operations compared to the lower cost incurred by several rigs while in the shipyard during the first quarter of 1998.

Marine Transportation

     The following is an analysis of the Company's marine transportation vessels as of March 31, 1999 and 1998:

                                                   1999           1998
                                                   ----           ----
         AHTS(1)(2)(3) ...................            5              5
         Supply(3) .......................           23             24
         Mini Supply .....................            8              8
                                                   ----           ----
                     Total(4) ............           36             37
                                                   ====           ====

        (1)  Anchor handling tug supply vessels.

        (2) In September 1998, one of the Company's large AHTS vessels sank while supporting drilling operations for a customer in the Gulf of Mexico. The vessel was fully insured and the Company recognized a gain on the loss of the vessel during the third quarter of 1998.

        (3) During the fourth quarter of 1998, the Company added towing capabilities to one of its larger supply vessels and reclassified the vessel as an AHTS vessel effective January 1, 1999.

        (4) All of the Company's marine transportation vessels are located in the Gulf of Mexico.

         For the first quarter 1999, revenues for the Company's marine transportation segment decreased by $15.4 million, or 60%, and operating margin decreased by $13.7 million, or 90%, as compared to the prior year quarter. The decrease in revenues is due to a decrease in utilization, to 63% in the current quarter from 89% in the prior year quarter, and a 42% decrease in average day rates. The Company currently has seven of its vessels cold stacked. Operating expenses decreased by $1.7 million, or 17%, due primarily to lower utilization and cost reductions.

Depreciation and Amortization

         Depreciation and amortization expense for the first quarter of 1999 increased by $3.8 million, or 19%, as compared to the prior year quarter. The increase is due primarily to enhancement projects that were completed subsequent to the first quarter of 1998, offset in part by the sale of four barge rigs in October 1998.

General and Administrative

         General and administrative expense for the first quarter of 1999 decreased by $700,000, or 19%, as compared to the prior year quarter. The decrease is due primarily to a reduction in performance-based compensation and cost saving measures.

Other Income (Expense)

         Other income (expense) for the three months ended March 31, 1999 and 1998 was as follows (in millions):

                                              1999             1998
                                              ----             ----
           Interest income ...........       $ 4.1            $ 2.7
           Interest expense, net .....        (5.4)            (7.6)
           Other, net ................         (.1)             (.1)
                                             -----            -----
                                             $(1.4)           $(5.0)
                                             =====            =====

         Interest income increased in the first quarter of 1999 as compared to the prior year quarter due primarily to higher average invested cash balances. Interest expense decreased as compared to the prior year quarter due to lower average debt balances and a $2.0 million increase in capitalized interest resulting from the new construction projects.

Provision for Income Taxes

         The Company's provision for income taxes decreased by $34.5 million for the three months ended March 31, 1999 as compared to the prior year period, due to the decreased profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

         The Company's cash flow from operations and capital expenditures for the three months ended March 31, 1999 and 1998 are as follows (in millions):

                                              1999             1998
                                             ------           ------

           Cash flow from operations ..      $ 68.2           $148.9
                                             ======           ======
           Capital expenditures
               Enhancements ...........      $ 10.1           $ 43.5
               Construction ...........        66.2             27.8
               Sustaining .............         3.8              9.7
                                             ------           ------
                                             $ 80.1           $ 81.0
                                             ======           ======

         Cash flow from operations decreased by $80.7 million for the first quarter of 1999 as compared to the prior year quarter. The decrease in cash flow from operations is due primarily to reduced operating results and reduced cash flow from working capital changes.

         Management anticipates that capital expenditures for the full year 1999 will be approximately $275 million, including $210 million for new construction projects, $30 million for enhancements and $35 million for ongoing operations.

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at March 31, 1999 and December 31, 1998 are summarized below (in millions, except percentages):

                                                  March 31,     December 31,
                                                    1999           1998
                                                 ---------      ------------
         Long-term debt ..................       $   374.5       $   375.5
         Total capital ...................         1,636.6         1,620.5
         Long-term debt to total capital .           22.9%           23.2%

         During the first quarter of 1999 the Company repaid $19.6 million of term loans outstanding at December 31, 1998. These loans were secured by four Venezuela barge rigs and were required to be paid as a result of the early termination of the drilling contracts of the four rigs. In order to assure the Company has adequate liquidity and resources for growth, the Company is currently in the process of arranging approximately $200 million of long-term debt consisting of 15 year notes that will be guaranteed by the United States Maritime Administration for the construction of the Company's new build semisubmersible rig. The funds will not be fully drawn until the new rig is completed in mid 2000.

     The Company's liquidity position at March 31, 1999 and December 31, 1998 is summarized in the table below (in millions, except ratios):

                                                   March 31,     December 31,
                                                     1999           1998
                                                  ---------      ------------
         Cash and cash equivalents .......        $   294.9       $   330.1
         Working capital .................            274.4           316.9
         Current ratio ...................              3.2             3.0

MARKET RISK

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At March 31, 1999, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders, British pounds sterling and Singapore dollars totaling $45.0 million. At March 31, 1999, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

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

         The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $550,000, including software and systems that are being replaced in the Company's normal upgrade cycle. Approximately $440,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

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

         The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed during the third quarter of 1999. The Company's contingency planning will primarily focus on precautionary measures related to the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

         The Company currently expects that day rates and utilization levels for drilling rigs and marine transportation vessels will continue to deteriorate during the remainder of 1999 as a result of current industry conditions and sharply curtailed spending for exploration and development programs by oil companies. As day rates and utilization continue to decrease, the Company's financial results will be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. While recent oil price improvement has been encouraging, even if these prices persist, significantly higher day rates will probably not be realized for several quarters. Based on these factors, the Company anticipates it will incur a net loss for 1999. However, management remains positive on the long-term outlook for the industry and for ENSCO.

         The decline experienced in the offshore drilling markets has resulted in the Company stacking certain rigs and vessels. The Company will stack its rigs and vessels if it does not believe there will be a market for the equipment in the near-term or if sufficient cash flow cannot be generated to cover cash operating costs. During the remainder of 1999, the Company expects that its Gulf of Mexico jackup rigs will experience greater downtime as the majority of these rigs are on short-term contracts and will be competing against many available rigs for additional work. Currently, the Company has no plans to stack any of its North America jackup rigs. In Europe, three of the Company's rigs are currently idle, including two rigs that were stacked during the first quarter. The Company continues to market the remaining rig. In the Asia Pacific region, the Company has five rigs currently not under contract. The Company has stacked three of these rigs and plans to market the remaining two rigs. In South America, the Company has received delivery of two new barge rigs constructed against a long-term contract with Chevron. A third new barge rig is expected to be delivered in the second quarter and commence drilling under contract in the third quarter of 1999. The Company's six other barge rigs in Venezuela were idled in January 1999 as a result of early contract terminations by PDVSA. The Company has stacked four of the barge rigs and plans to market the remaining two barge rigs, one of which is currently performing a short-term contract. In the marine transportation segment, there are currently two supply vessels and five mini-supply vessels stacked. Additional vessels will be considered for stacking as their drydocking requirements mature during 1999.

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include, but are not limited to: (i) industry conditions and competition, (ii) the cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and governmental regulation, as well as repeal or modification of the same, affecting the oil and gas industry and the Company's operations in particular, and (viii) the risks described from time to time in the Company's reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information   required  under  Item  3.  has  been   incorporated  into
Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

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




                                           ENSCO INTERNATIONAL INCORPORATED


Date:  May 7, 1999                         /s/ C. Christopher Gaut
                                           --------------------------------
                                           C. Christopher Gaut
                                           Chief Financial Officer


                                           /s/ H. E. Malone
                                           --------------------------------
                                           H. E. Malone, Corporate Controller
                                           and Chief Accounting Officer