Form 10-K/A
period 1998-12-31
ENSCO INTERNATIONAL INC
filed 1999-06-29
CIK 314808

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                1998 FORM 10-K/A
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from . . . . . to . . . . . . .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ____

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





================================================================================

                                    PART III


Item 10.  Directors and Executive Officers

                             DIRECTORS OF REGISTRANT

     The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors of the Company is divided or "classified", with respect to the time for which they individually hold office, into three classes ("Classes I, II and III"), with each class consisting of, as nearly as possible, one third of the entire Board. The Company's Board of Directors is currently fixed at eight members. Each director holds office for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. The current term for Class II Directors will expire at the 1999 Annual Meeting of Stockholders. The current term for Class I and Class III Directors will expire at the 2000 and 2001 Annual Meetings of Stockholders, respectively.

Class I Directors
-----------------

Gerald W. Haddock; age 51; President and Chief Executive Officer, Crescent Real Estate Equities Company and Crescent Operating, Inc.

     Mr. Haddock has been a director of the Company since December 1986. He has served as Chief Executive Officer of Crescent Real Estate Equities Company since December 1996. He has served as director or trust manager of that company since May 1994 and was Chief Operating Officer from May 1994 until December 1996. Since April 1997, Mr. Haddock has served as the President and Chief Executive Officer of Crescent Operating, Inc. He has served as a director of that company since April 1997. Mr. Haddock holds a Bachelor of Business Administration Degree from Baylor University, a Juris Doctorate Degree from Baylor University College of Law and a Master of Taxation Degree from New York University. He lives in Fort Worth, Texas. Mr. Haddock is Chairman of the Audit Committee.

Carl F. Thorne; age 58; Chairman, President and Chief Executive Officer of the Company

     Mr. Thorne has been a director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne presently serves as a director of Crescent Operating, Inc., where he is currently Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from The University of Texas and a Juris Doctorate Degree from Baylor University College of Law. He lives in Dallas, Texas.

Class II Directors
------------------

Craig I. Fields; age 52; Chairman, Defense Science Board

     Dr. Fields has been a director of the Company since March 1992. He assumed his current position with The Defense Science Board in 1995. He served as Vice Chairman with Alliance Gaming Corporation from September 1994 to June 1997. From 1990 through August 1994, Dr. Fields was Chairman and Chief Executive Officer of Microelectronics and Computer Technology Corp. Between 1974 and 1990, Dr. Fields served the Defense Advanced Research Projects Agency, a research division of the office of the Secretary of Defense, as a director and currently serves as a director of Network Solutions, Inc., Firearms Training Systems, Inc., Enso Audio Imaging Corp., Global Integrity Corp. and Muzak, Inc. Dr. Fields holds a Bachelor of Science Degree in Physics from the Massachusetts Institute of Technology and a Ph.D. from Rockefeller University. He lives in Washington D.C. Dr. Fields is a member of the Audit Committee.

Morton H. Meyerson; age 60; Chairman and Chief Executive Officer, 2M Companies, Inc.

     Mr. Meyerson has been a director of the Company since September 1987. Mr. Meyerson is currently Chairman and Chief Executive Officer of 2M Companies, Inc.

He served as Chairman of the Board of Perot Systems from September 1996 until November 1997. In addition, from June 1992 until September 1996 and from July 1997 until November 1997, Mr. Meyerson served as Chief Executive Officer of Perot Systems. From May 1986 until June 1992, Mr. Meyerson was a private investor. Mr. Meyerson serves as Vice Chairman of the National Parks Foundation, and is a director of Crescent Real Estate Equities, Inc. and Optimark Technologies, Inc. Mr. Meyerson holds Bachelor of Arts Degrees in Economics and Philosophy from the University of Texas. He lives in Dallas, Texas. Mr. Meyerson is Chairman of the Nominating and Compensation Committee.

Richard A. Wilson; age 61; Senior Vice President and Chief Operating Officer of the Company

     Mr. Wilson has been a director of the Company since June 1990. Mr. Wilson joined the Company in July 1988 and was elected President of ENSCO Drilling Company, a wholly-owned subsidiary of the Company, in August 1988 and currently serves as President of all ENSCO drilling subsidiaries. Mr. Wilson was elected Senior Vice President - Operations of the Company in October 1989 and to his present position in June 1991. Mr. Wilson holds a Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming.

Class III Directors
-------------------

Orville D. Gaither, Sr.; age 72; Chairman , Gaither Petroleum Corporation

     Mr. Gaither has been a director of the Company since March 1992. Mr. Gaither has served as Chairman and Chief Executive Officer of Gaither Petroleum Corporation since May 1991, and also held the position of President of that organization from May 1991 until September 1997. Prior to May 1991, Mr. Gaither was employed by Amoco Production Company for 42 years, most recently as President of the Africa and Middle East Region, responsible for Amoco's petroleum operations in 17 countries. Mr. Gaither is on the Board of Directors of the Sam Houston Area Council of the Boy Scouts of America and a member of the Advisory Board of Rice University's George R. Brown School of Engineering. Mr. Gaither holds a Bachelor of Science Degree in Mechanical Engineering from Rice University, a Master of Science Degree in Petroleum Engineering from the University of Houston and is a graduate of the Senior Executive Program of Stanford University. He lives in Houston, Texas. Mr. Gaither is a member of the Nominating and Compensation Committee.

Dillard S. Hammett; age 68; Consultant

     Mr. Hammett has been a director of the Company since September 1987. From July 1987 to December 1991, Mr. Hammett was Vice President - Technical and Marketing of the Company. In January 1992, Mr. Hammett took a leave of absence from his Vice President position and retired from the Company in December 1992. Mr. Hammett holds a Bachelor of Science Degree in Civil Engineering from the University of Oklahoma. He lives in Dallas, Texas. Mr. Hammett is a member of the Audit Committee.


Thomas L. Kelly II; age 40; General Partner of CHB Capital Partners

     Mr. Kelly has been a director of the Company since September 1987. He has been a General Partner of CHB Capital Partners since July 1994. From May 1987 through June 1994, Mr. Kelly was a private investor. Mr. Kelly holds a Bachelor of Arts Degree in Economics and a Bachelor of Science Degree in Administrative Science from Yale University and a Master of Business Administration Degree from Harvard University. He lives in Denver, Colorado. Mr. Kelly is a member of the Nominating and Compensation Committee.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company has been presented in "Executive Officers of the Registrant" as included in "Item 1. Business."

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended December 31, 1998, no director, officer or beneficial holder of more than 10% of any class of equity securities of the Company failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11.  Executive Compensation

     The following table sets forth a summary of all compensation, including cash and other forms of remuneration, paid through March 1, 1999, for services rendered in all capacities to the Company during 1998, to the Chief Executive Officer and the four other most highly compensated executive officers of the Company as to whom the total cash compensation paid through such date exceeded $100,000. The table also includes a summary of all compensation, including cash and other forms of remuneration, paid to these named individuals for the years 1997 and 1996.

                           Summary Compensation Table
                           --------------------------
                                             Annual Compensation                  Long Term Compensation
                                             -------------------           ----------------------------------
                                                                                 Awards              Payouts
                                                                           -------------------      ---------
                                                                Other                                             All
                                                                Annual     Restricted                            Other
                                                                Compen-      Stock                    LTIP       Compen-
   Name and Principal                  Salary       Bonus       sation       Award     Options       Payouts     sation
        Position              Year       ($)       ($)(1)       ($)(2)       ($)(3)    (#)(4)        ($)(5)      ($)(6)
--------------------------    ----     -------     -------      -------    ----------  --------     ---------   --------
Carl F. Thorne                1998     487,500     362,268       N/A          N/A         N/A          N/A       81,653
  President and               1997     450,000     482,930       N/A          N/A       200,000        N/A       74,935
  Chief Executive Officer     1996     405,000     408,747       N/A          N/A         N/A          N/A       30,521

Richard A. Wilson             1998     283,250     125,682       N/A          N/A         N/A          N/A       48,966
  Senior Vice President and   1997     250,000     207,883       N/A          N/A       200,000        N/A       32,715
  Chief Operating Officer     1996     211,500     188,410       N/A          N/A         N/A          N/A       20,627

C. Christopher Gaut           1998     210,000     149,979       N/A          N/A         N/A          N/A       29,753
  Vice President-Finance and  1997     187,500     168,563       N/A          N/A       150,000        N/A       21,150
  Chief Financial Officer     1996     167,250     160,168       N/A          N/A         N/A          N/A       16,837

Marshall Ballard              1998     205,000      90,892       N/A          N/A         N/A          N/A       32,879
  Vice President -            1997     190,000     133,845       N/A          N/A       100,000        N/A       23,897
  Business Development        1996     172,800      53,046       N/A          N/A         N/A          N/A       18,253

William S. Chadwick, Jr.      1998     194,750     125,000       N/A          N/A         N/A          N/A       28,222
  Vice President -            1997     175,000     155,903       N/A          N/A       100,000        N/A       19,508
  Administration and          1996     147,250     147,152       N/A        148,125       N/A          N/A       16,315
  Secretary
-----------------
N/A - Not Applicable.

(1) Bonuses are awarded in February based on the Company's performance in the previous year. Bonuses are payable as follows: 50% of the amount awarded is paid in February of the year in which the award was made, and the remainder is payable in two equal installments during February of the two subsequent years, provided the officer remains employed by the Company at such date.

(2) The aggregate amount of perquisites and other personal benefits for any named executive does not exceed $50,000 or 10% of the total annual salary and bonus for any such named executive and is, therefore, not reflected in the table.

(3) The amounts disclosed in this column, if any, represent the value of restricted stock awards on the date of grant. The restricted stock awards have vesting schedules of ten years and vest based on the passage of time and the continued employment of the named executive. The total number of shares of unvested restricted stock held as of December 31, 1998, and the value of such shares, based on the closing price of the Common Stock at December 31, 1998 of $10.6875, is as follows: Mr. Thorne, 300,000 shares ($3,206,250), all of which vest at the rate of 150,000 shares per annum; Mr. Wilson, 38,000 shares ($406,125), 24,000 of which vest at the rate of 4,000 per annum and 14,000 of which vest at the rate of 2,000 per annum; Mr. Gaut, 33,000 shares ($352,688), 7,000 of which vest at the rate of 3,500 per annum, 12,000 of which vest at the rate of 2,000 per annum and 14,000 of which vest at the rate of 2,000 per annum; Mr. Ballard, 7,000 shares ($74,813), which vest at the rate of 1,000 per annum; Mr. Chadwick, 34,000 shares ($363,375) of which 12,000 vest at the rate of 2,000 per annum, 14,000 of which vest at the rate of 2,000 per annum and 8,000 of which vest at the rate of 1,000 per annum. Each of the named executive officers are entitled to receive all dividends and other distributions paid with respect to those shares of restricted stock held by such executive officers.

(4) Amounts in this column represent options to acquire shares of Common Stock. The Company does not have SARs.

(5)      The Company does not maintain any long-term incentive plans.

(6) Amounts in this column for 1998 include premiums paid for group term life insurance and contributions to various Company benefit plans, which are as follows:

                              Company Contributions
                              ---------------------

                             Group      ENSCO     Profit
                           Term Life   Savings   Sharing
                           Insurance    Plan       Plan       SERP      Total
                           ---------   -------   -------    -------    -------
  Carl F. Thorne            $7,470     $5,600    $16,000    $52,583    $81,653
  Richard A. Wilson          7,259      5,600     16,000     20,107     48,966
  C. Christopher Gaut          755      5,600     16,000      7,398     29,753
  Marshall Ballard           3,240      5,600     16,000      8,039     32,879
  William S. Chadwick, Jr.   1,958      5,600     16,000      4,664     28,222

     The following table sets forth information regarding aggregated option exercises in 1998, the number of unexercised options segregated by those that were exercisable and those that were unexercisable at December 31, 1998, and the value of the in-the-money options segregated by those that were exercisable and those that were unexercisable at December 31, 1998.

                                             Aggregated Option Exercises In Last Fiscal Year
                                                    And Fiscal Year-End Option Values
                                                    ---------------------------------
                             Shares                    Number of Unexercised Options   Value of Unexercised In-The-Money
                           Acquired on       Value        at December 31, 1998           Options at December 31, 1998($)
                          Exercise (#)     Realized      Exercisable   Unexercisable      Exercisable     Unexercisable
                          ------------     --------    --------------  -------------   ----------------  ---------------
Carl F. Thorne                 N/A           N/A         100,000        200,000             90,625           90,625
Richard A. Wilson            12,500         96,094        71,000        165,000             39,938           27,187
Christopher Gaut             43,411        333,125        60,873        125,500             45,761           22,656
Marshall  Ballard              N/A           N/A          49,500         85,000             45,813           18,125
William S. Chadwick, Jr.     13,000         95,875        80,500         87,500            106,219           22,656
--------------------
N/A - Not Applicable.

     The Company does not maintain a long-term incentive plan based on performance goals for executive officers. Therefore, the summary table of Long Term Incentive Plan Awards in Last Fiscal Year as required under the executive compensation disclosure rules of the Commission has not been included. Also, the Company does not maintain a defined benefit or actuarial pension plan for any of the named executive officers. Therefore, a table on Pension Plan Benefits has not been included.

     Employee Retirement Plan

     Marshall Ballard was a participant in a noncontributory defined benefit employee retirement plan previously offered to former employees of Penrod Drilling Company (the "Penrod Plan"), which was acquired by the Company in August 1993. The Penrod Plan was frozen effective December 31, 1990, and was terminated in May 1998. Mr. Ballard received a lump sum distribution of $92,007 pursuant to the termination of this Plan.

     Compensation of Non-Employee Directors

     Each non-employee director receives annual compensation of $24,000 per year, payable quarterly, one-half in cash and one-half in shares of Common Stock. Additionally, each non-employee director receives $1,000 in cash for each Board of Directors and committee meeting attended. Any non-employee director that serves the Company as Chairman of the Board of Directors, Chairman of the Nominating and Compensation Committee or Chairman of the Audit Committee also receives an additional $500 in cash for each meeting at which the director acts as Chairman. Non-employee directors are also eligible to participate in the Company's group medical and dental insurance plan on the same basis as full-time Company employees. A non-employee director's contribution to group medical and dental insurance premium costs is withheld from the quarterly payments of the director's annual retainer. Directors who are also employees of the Company do not receive any additional compensation for their services as directors.

     Under the ENSCO International Incorporated 1998 Incentive Plan, the number of shares of Common Stock issued quarterly as part of the annual compensation to each non-employee director is determined by dividing into $3,000 the average of the high and low prices of the Common Stock on the New York Stock Exchange on the first business day of each quarter. Thus, in 1998 Messrs. Fields, Gaither, Haddock, Hammett, Kelly and Meyerson each received 633 shares of Common Stock at an average price of between $11.22 and $33.09 per share.

     In May 1996, the Stockholders approved the Company's 1996 Non-Employee Directors' Stock Option Plan ("Directors' Plan") which was adopted by the Board of Directors on February 21, 1996. Under the Directors' Plan, 600,000 shares of Common Stock are reserved for issuance. Pursuant to the Directors' Plan, non-employee directors are granted options to purchase shares of Common Stock as follows: (a) each non-employee director elected after February 21, 1996 who has not previously served as a director shall be granted an option, effective as of the date of the annual stockholders meeting at which such director is elected to purchase 15,000 shares of Common Stock and (b) each other non-employee director elected at, or continuing to serve following, each annual Stockholders meeting, commencing with the 1996 Annual Meeting, shall be granted an option to purchase 6,000 shares of Common Stock. Each of Messrs. Fields, Gaither, Haddock, Hammett, Kelly and Meyerson was granted options to purchase 6,000 shares of Common Stock on May 13, 1998 at an exercise price of $29.3125 per share. Each shall receive on May 19, 1999 an option to purchase 6,000 shares at an exercise price per share equal to the average of the high and low selling price of Common Stock on that date. Such awards for Messrs. Fields and Meyerson are subject to their re-election.

     Apart from his duties as a director of the Company, in 1998 Mr. Hammett provided consulting services to the Company in connection with its construction of the semisubmersible drilling rig. Mr. Hammett was paid a discretionary bonus of $240,000 for these services, of which $120,000 was paid in the third quarter of 1998 and $120,000 was paid in the first quarter of 1999.

     Report of the Nominating and Compensation Committee

Compensation Philosophy and Objectives
--------------------------------------

     The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include the preservation of a strong financial posture, improvement of the size and quality of the Company's asset base, and positioning the Company's assets and business segments in geographic and industry markets offering long-term growth in profitability relative to the Company's competitors. The accomplishment of these objectives is measured against conditions characterizing the industry within which the Company operates.

Executive Officer Compensation
------------------------------

     The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation and long-term incentive compensation in the form of stock options and restricted stock. Additionally, executive officers may participate, on the same basis as other employees, in the employer matching and profit sharing provisions of the Company's defined contribution retirement plans which allow all employees to save for their retirement on a tax deferred basis. During 1998, the maximum total Company matching contribution available to officers and other employees was 4.5% of salary, and a profit sharing contribution of 10% of eligible compensation was distributed.

     Base salary levels for the Company's executive officers are set relative to the Company's competitors and reflect the Committee's assessment of the executive's contribution in connection with financial and stock price performance and the achievement of specified business objectives. During 1996, the Company implemented the Key Employees' Incentive Compensation Plan (the "Incentive Compensation Plan"), pursuant to which key employees may receive both a cash bonus upon the achievement of predetermined performance goals, as well as additional discretionary awards as determined by the Committee. The purpose of the Incentive Compensation Plan is to link the cash compensation of the Company's management directly to financial performance and certain other goals and objectives related to enhancement of stockholder value, and to provide a layer of variable cash compensation which enables the Company to be strongly competitive in attracting and retaining talented personnel during periods of high demand without creating an unduly high fixed cost overhead structure which could be burdensome during periods of weak demand. Among the performance measurement criteria utilized under the Incentive Compensation Plan are stock price appreciation, return on capital employed, operating margins and general and administrative expense levels relative to the Company's competitors, and safety. In accordance with the terms of the Incentive Compensation Plan, the Company paid cash bonuses to executive officers and other key management personnel in 1999, relative to 1998 performance. Bonuses earned under the
Incentive Compensation Plan vest over three years, contingent upon continued employment with the Company. Based upon an analysis, conducted with the participation of an independent consultant, of data collected for comparable positions with the Company's competitors, the Committee believes that its executive officers' total cash compensation in 1998, which included discretionary as well as formula generated bonus payments in recognition of the Company's record results, was generally near the median of that paid by the Company's competitors. The competitive peer group utilized in this analysis consisted of seven publicly traded oil and gas drilling companies and one publicly traded marine transportation service company which, in the opinion of the Committee, comprise the Company's closest and most direct competitors.

     An additional longstanding objective of the Committee has been to reward executive officers with equity compensation, in keeping with the Company's overall compensation philosophy of placing equity in the hands of its employees in an effort to further instill stockholder considerations and values in the actions of all employees and executive officers. Both stock options and grants of restricted stock have historically been used to reward and provide incentives to executive officers and to retain them through the potential of capital gains and equity build up. Because such awards vest over a number of years and are therefore long-term in nature, no equity awards were made to executive officers during 1998. The Committee will continue to review, on an annual basis, the equity participation awards outstanding to the executive officers of the Company, and will consider additional awards from time to time, based upon the philosophy stated above, the financial performance of the Company, and the Committee's assessment of each executive's ability to influence the Company's long-term growth and profitability. Because the value of stock options and restricted stock should, over time, bear a direct relationship to the Company's stock price, the Committee believes the award of options and grants represents an effective incentive to create value for the stockholders.

Chief Executive Officer Compensation
------------------------------------

     The Chief Executive Officer's ("CEO") salary is reviewed once annually, consistent with the Company's salary administration policy for all shore based employees. Adjustments are considered by the Committee based upon the Company's financial and stock price performance, its progress in achieving specified business objectives, and with regard to the salaries paid to chief executive officers of the Company's competitors. Effective July 1, 1998, based upon the Committee's subjective assessment of the foregoing factors, the CEO's salary was increased from $475,000 to $500,000.

     In accordance with the terms of the Incentive Compensation Plan, the CEO was awarded an incentive bonus of $362,268 in 1999 relative to 1998 performance. An amount of $162,268 of this bonus was determined solely by reference to the pre-established formula under the Incentive Compensation Plan, and the discretionary portion of this bonus was based upon the Committee's assessment of the CEO's contribution in connection with the Company's financial performance in achieving a record year during 1998 and the achievement of other performance objectives, and with regard to the total compensation paid to chief executive officers of the Company's competitors. The performance objectives established for the CEO under the Incentive Compensation Plan include stock price appreciation, return on capital employed, margins and general and administrative expense levels relative to competitors and the Company's safety record. All bonuses awarded vest over three years.

     No equity awards were granted to the CEO during 1998.

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to each of the Company's chief executive officer and the four other most highly compensated officers, unless such compensation meets certain specific requirements. The compensation programs for the Company are designed generally to preserve the tax deductibility of compensation paid to its executive officers. The Committee will, however, take into consideration the various other factors described in this report, together with Section 162(m) considerations, in making executive compensation decisions, and could, in certain circumstances, pay compensation that is not fully tax deductible, if the Committee believes such payments are in the Company's best interest.


Nominating and Compensation Committee


Morton H. Meyerson, Chairman
Orville D. Gaither
Thomas L. Kelly II

March 11, 1999

     Compensation Committee Interlocks and Insider Participation

     Mr. Thorne, President and Chief Executive Officer of the Company, has served as a director and Chairman of the Compensation Committee of Crescent Operating, Inc. since June 12, 1997. Mr. Haddock, a director of the Company, has served as President, Chief Executive Officer and director of Crescent Operating, Inc. since April 1997.

     Performance Graph

     The chart below presents a comparison of the five year cumulative total return, assuming $100 invested on December 31, 1993 and the reinvestment of dividends, if any, for the Common Stock, the Standard & Poor's 500 Stock Price Index and the Dow Jones Oil Drilling Index.*

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                        ENSCO INTERNATIONAL INCORPORATED



[GRAPHIC OMITTED]






                                                     December 31,
                                      ----------------------------------------
                                      1993   1994   1995   1996    1997   1998
                                      ----   ----   ----   ----    ----   ----
  ENSCO International Incorporated    $100   $ 92   $170   $359    $497   $160

  S&P 500(R)Index                      100    101    139    171     229    294
  Dow Jones Oil Drilling Index*        100     85    147    304     409    169

* The Dow Jones Oil  Drilling  Index is comprised  of the  following  companies:
Global Marine, Inc., Rowan Companies, Inc., Helmerich & Payne, Inc., Nabors Industries, Inc., ENSCO International Incorporated and Parker Drilling Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of February 28, 1999, by (i) each person known to the Company to own more than 5 percent of the Common Stock (the only class of voting securities outstanding); (ii) each director of the Company including employee directors; (iii) the three other most highly compensated executive officers of the Company who are not also directors and (iv) all directors and executive officers of the Company as a group.

              Name and Address                      Beneficial Ownership(1)
           of Beneficial Owner(2)                 Amount           Percentage
           ----------------------              -------------       ----------

   FMR Corp.                                   17,888,910(3)          13.1%
        82 Devonshire
        Boston, MA 02109

   Richard E. Rainwater                        7,374,160(4)            5.4%
        777 Main Street, Suite 2100
        Fort Worth, TX 76102

   Carl F. Thorne                              1,881,877(5)            1.4%
        Chairman, President and
        Chief Executive Officer

   Morton H. Meyerson                            433,163(6)           --(7)
        Director

   Richard A. Wilson                             197,384(8)           --(7)
        Director, Senior Vice President
        and Chief Operating Officer

   C. Christopher Gaut                           238,830(9)           --(7)
        Vice President - Finance and
        Chief Financial Officer

   William S. Chadwick, Jr.                      198,587(10)          --(7)
        Vice President - Administration
        and Secretary

   Dillard S. Hammett                            106,101(11)          --(7)
        Director

   Marshall Ballard                              147,451(12)          --(7)
        Vice President - Business
        Development

   Orville D. Gaither, Sr.                        79,259(13)          --(7)
        Director

   Thomas L. Kelly II                             68,437(14)          --(7)
        Director

   Craig I. Fields                                42,259(15)          --(7)
        Director

   Gerald W. Haddock                              19,553(16)          --(7)
        Director

   All Directors and Executive Officers        3,660,734(17)           2.7%
   as a Group (14 persons, including
   those named above)

-------------------------

         (1) At February 28, 1999, there were 137,047,152 shares of Common Stock outstanding. Unless otherwise indicated, each person or group has sole voting and dispositive power with respect to all shares.

         (2) Princeton Services, Inc., Merrill Lynch Asset Management, L.P., Merrill Lynch & Co., Inc. and Merrill Lynch Growth Fund advised the Company that they divested their holdings of the shares of Common Stock reported on Amendment No. 7 to Schedule 13G dated January 8, 1999.

         (3) Based upon information obtained from FMR Corp. as of February 28, 1999, FMR Corp. may be deemed to be the beneficial owner of 17,888,910 shares of Common Stock.

         (4) Based upon information supplied by Richard E. Rainwater's attorney, Mr. Rainwater may be deemed to be the beneficial owner of 7,374,160 shares of Common Stock. Includes 893,600 shares held by the Richard E. Rainwater Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is sole trustee, and also includes 16,200 shares held by Mr. Rainwater's spouse, as to all of which Mr. Rainwater disclaims beneficial ownership. Does not include 783,054 shares held by Mr. Rainwater's adult children, as to all of which Mr. Rainwater disclaims beneficial ownership.

         (5) Includes 300,000 shares of restricted stock which vest at the rate of 150,000 shares per annum over a 10-year term, which commenced November 19, 1990. The restricted stock grant was approved by the Stockholders at the Annual Meeting held on June 5, 1990. Also includes 100,000 shares immediately issuable upon exercise of options and 4,478 shares held indirectly under the ENSCO Savings Plan and Supplemental Executive Retirement Plan ("SERP").

         (6) Includes 6,000 shares immediately issuable upon exercise of options and 230,000 shares of Common Stock beneficially owned by various trusts as to all of which Mr. Meyerson disclaims beneficial ownership.

         (7) Ownership is less than one percent of the shares of Common Stock outstanding.

         (8) Includes 71,000 shares immediately issuable upon exercise of options and 38,000 shares of restricted stock of which 24,000 vest at the rate of 4,000 per annum and 14,000 of which vest at the rate of 2,000 per annum. Also includes 2,221 shares held indirectly under the ENSCO Savings Plan and SERP.

         (9) Includes 60,873 shares immediately issuable upon exercise of options and 33,000 shares of restricted stock of which 7,000 vest at the rate of 3,500 per annum, 12,000 vest at the rate of 2,000 per annum and 14,000 vest at the rate of 2,000 per annum. Also includes 2,009 shares held indirectly under the ENSCO Savings Plan and SERP and 2,400 shares gifted under
                  TUGMA to minor children for which Mr. Gaut disclaims beneficial ownership.

       (10) Includes 80,500 shares immediately issuable upon exercise of options and 34,000 shares of restricted stock of which 12,000 vest at the rate of 2,000 per annum, 14,000 vest at the rate of 2,000 per annum and 8,000 vest at the rate of 1,000 per annum. Also includes 3,192 shares held indirectly under the ENSCO Savings Plan and SERP.

       (11) Includes 18,000 shares immediately issuable upon exercise of options.

       (12) Includes 49,500 shares immediately issuable upon exercise of options and 7,000 shares of restricted stock which vests at the rate of 1,000 per annum. Also includes 3,500 shares owned by Mr. Ballard's wife, in respect of which Mr. Ballard disclaims beneficial ownership, and 1,982 shares held indirectly under the ENSCO Savings Plan and SERP.

       (13) Includes 63,000 shares immediately issuable upon exercise of options.

       (14) Includes 18,000 shares immediately issuable upon exercise of options.

       (15) Includes 18,000 shares immediately issuable upon exercise of options.

       (16) Includes 18,000 shares immediately issuable upon exercise of options.

       (17) Includes all shares owned individually by the Company's executive officers and directors, including 230,000 shares beneficially owned by various trusts established by Mr. Meyerson, 3,500 shares owned by Mr. Ballard's wife, 2,400 shares gifted under TUGMA to minor children of Mr. Gaut, 600,619 shares issuable upon exercise of options, 455,000 shares of restricted stock, and 22,026 shares held indirectly under the ENSCO Savings Plan and SERP.

Item 13.  Certain Relationships and Related Transactions

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1999.

                                ENSCO International Incorporated
                                         (Registrant)


                                By /s/   C. CHRISTOPHER GAUT
                                   ------------------------------------
                                         C. Christopher Gaut
                                         Vice President and
                                         Chief Financial Officer




                                By /s/   H. E. MALONE
                                   ------------------------------------
                                         H. E. Malone
                                         Vice President, Controller and
                                         Chief Accounting Officer