Form 10-Q
period 1999-06-30
ENSCO INTERNATIONAL INC
filed 1999-08-05
CIK 314808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........


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

There were 137,288,984 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 4, 1999.



================================================================================

                        ENSCO INTERNATIONAL INCORPORATED

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                            PAGE
--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION

          ITEM 1.     FINANCIAL STATEMENTS

                      Review Report of Independent Accountants ............   3

                      Consolidated Statement of Operations
                           Three Months Ended June 30, 1999 and 1998 ......   4

                      Consolidated Statement of Operations
                           Six Months Ended June 30, 1999 and 1998 ........   5

                      Consolidated Balance Sheet
                           June 30, 1999 and December  31, 1998 ...........   6

                      Consolidated Statement of Cash Flows
                           Six Months Ended June 30, 1999 and 1998 ........   7

                      Notes to Consolidated Financial Statements ..........   8

          ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......  10

          ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK ...................................  19

PART II   OTHER INFORMATION

          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .  20

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K ....................  20

          SIGNATURES ......................................................  21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Stockholders of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of June 30, 1999 and the related consolidated statements of operations and of cash flows for the three and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
July 30, 1999

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------

OPERATING REVENUES ....................................... $ 79.4        $234.0

OPERATING EXPENSES
    Operating costs ......................................   62.3          83.6
    Depreciation and amortization ........................   24.9          20.2
    General and administrative ...........................    2.9           4.1
                                                           ------        ------
                                                             90.1         107.9
                                                           ------        ------

OPERATING INCOME (LOSS) ..................................  (10.7)        126.1

OTHER INCOME (EXPENSE)
    Interest income ......................................    3.5           3.8
    Interest expense, net ................................   (4.8)         (6.6)
    Other, net ...........................................      -            .1
                                                           ------         -----
                                                             (1.3)         (2.7)
                                                           ------         -----

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST...  (12.0)        123.4

PROVISION (BENEFIT) FOR INCOME TAXES
    Current income tax expense (benefit) .................   (7.5)         31.2
    Deferred income tax expense ..........................    5.8          11.1
                                                           ------         -----
                                                             (1.7)         42.3

MINORITY INTEREST  .......................................    (.5)           .5
                                                           ------         -----

NET INCOME (LOSS) ........................................ $ (9.8)        $80.6
                                                           ======         =====

EARNINGS (LOSS) PER SHARE
    Basic ................................................ $ (.07)        $ .57
    Diluted ..............................................   (.07)          .57


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic ................................................  136.4         141.4
    Diluted ..............................................  136.4         142.6

CASH DIVIDENDS PER COMMON SHARE .......................... $ .025        $ .025

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                             1999         1998
                                                            ------       ------

OPERATING REVENUES ........................................ $207.1       $480.4

OPERATING EXPENSES
    Operating costs .......................................  129.8        167.3
    Depreciation and amortization .........................   48.5         40.0
    General and administrative ............................    5.8          7.7
                                                            ------       ------
                                                             184.1        215.0
                                                            ------       ------

OPERATING INCOME   ........................................   23.0        265.4

OTHER INCOME (EXPENSE)
    Interest income .......................................    7.6          6.5
    Interest expense, net .................................  (10.2)       (14.2)
    Other, net ............................................    (.1)           -
                                                            ------       ------
                                                              (2.7)        (7.7)
                                                            ------       ------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST ..........   20.3        257.7

PROVISION (BENEFIT) FOR INCOME TAXES
    Current income tax expense (benefit) ..................   (7.2)        66.0
    Deferred income tax expense ...........................   16.8         22.1
                                                            ------       ------
                                                               9.6         88.1

MINORITY INTEREST  ........................................     .5          1.8
                                                            ------       ------

NET INCOME ................................................ $ 10.2       $167.8
                                                            ======       ======

EARNINGS PER SHARE
    Basic ................................................. $  .07       $ 1.19
    Diluted ...............................................    .07         1.18


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic .................................................  136.4        141.4
    Diluted ...............................................  137.2        142.8

CASH DIVIDENDS PER COMMON SHARE ........................... $  .05       $  .05

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In millions, except for par value)


                                                         June 30,   December 31,
                                                           1999        1998
                                                        ----------- ------------
                                                        (Unaudited)

                                     ASSETS

  CURRENT ASSETS
     Cash and cash equivalents .........................   $ 252.7   $  330.1
     Accounts receivable, net ..........................      64.4      118.4
     Prepaid expenses and other ........................      22.7       27.8
                                                          --------   --------
         Total current assets ..........................     339.8      476.3
                                                          --------   --------

  PROPERTY AND EQUIPMENT, AT COST ......................   1,973.9    1,799.2
     Less accumulated depreciation .....................     455.4      409.8
                                                          --------   --------
         Property and equipment, net ...................   1,518.5    1,389.4
                                                          --------   --------

  OTHER ASSETS, NET ....................................     125.0      127.1
                                                          --------   --------
                                                          $1,983.3   $1,992.8
                                                          ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable ..................................  $    9.9   $    9.1
     Accrued liabilities ...............................     116.6      126.7
     Current maturities of long-term debt ..............       4.1       23.6
                                                          --------   --------
         Total current liabilities .....................     130.6      159.4
                                                          --------   --------

  LONG-TERM DEBT .......................................     373.3      375.5

  DEFERRED INCOME TAXES ................................     196.8      180.0

  OTHER LIABILITIES ....................................      15.4       17.1

  MINORITY INTEREST ....................................      16.4       15.8

  COMMITMENTS AND CONTINGENCIES ........................

  STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value, 20.0 million
         shares authorized and none issued .............         -          -
     Common stock, $.10 par value, 250.0 million
         shares authorized, 155.9 million and 155.6
         million shares issued .........................      15.6       15.6
     Additional paid-in capital ........................     848.7      846.1
     Retained earnings .................................     541.7      538.4
     Restricted stock (unearned compensation) ..........      (6.9)      (7.7)
     Cumulative translation adjustment .................      (1.1)      (1.1)
     Treasury stock, at cost, 18.6 million and
         and 18.5 million shares .......................    (147.2)    (146.3)
                                                          --------   --------
           Total stockholders' equity ..................   1,250.8    1,245.0
                                                          --------   --------
                                                          $1,983.3   $1,992.8
                                                          ========   ========

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999         1998
                                                           ------       -------
OPERATING ACTIVITIES
 Net income ..........................................     $ 10.2        $167.8
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ...................       48.5          40.0
     Deferred income tax expense .....................       16.8          22.1
     Amortization of other assets ....................        5.5           5.0
     Other ...........................................         .6           (.6)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ...............       53.9           2.1
       Decrease in prepaid expenses and other ........         .3           7.6
       Increase in accounts payable ..................         .7           3.1
       Increase (decrease) in accrued liabilities ....      (48.5)         25.4
                                                           ------        ------
         Net cash provided by operating activities ..        88.0         272.5
                                                           ------        ------

INVESTING ACTIVITIES
 Additions to property and equipment .................     (139.1)       (152.1)
 Other ...............................................         .8           1.4
                                                           ------        ------
         Net cash used by investing activities .......     (138.3)       (150.7)
                                                           ------        ------

FINANCING ACTIVITIES
 Reduction of long-term borrowings ...................      (21.5)        (17.7)
 Cash dividends ......................................       (6.9)         (7.1)
 Repurchase of common stock ..........................          -          (7.7)
 Other ...............................................        1.3           (.2)
                                                           ------        ------
         Net cash used by financing activities .......      (27.1)        (32.7)
                                                           ------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      (77.4)         89.1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......      330.1         262.2
                                                           ------        ------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............     $252.7        $351.3
                                                           ======        ======

   The accompanying notes are an integral part of these financial statements.

                ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The financial data for the three and six month periods ended June 30, 1999 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1999. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three and six month periods ended June 30, 1999 and 1998, there were no adjustments to net income (loss) for purposes of calculating basic and diluted earnings (loss) per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per share computations (in millions):

                                               Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                              --------------    --------------
                                              1999      1998    1999      1998
                                              -----    -----    -----    -----

  Weighted average common shares - basic .... 136.4    141.4    136.4    141.4

  Potentially dilutive common shares:
     Restricted stock grants ................     -       .4       .2       .4
     Stock options ..........................     -       .8       .6      1.0
                                              -----    -----    -----    -----

  Weighted average common shares - diluted .. 136.4    142.6    137.2    142.8
                                              =====    =====    =====    =====

       For the three months ended June 30, 1999, .2 milion shares of restricted stock grants and 1.1 million shares of stock options were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

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

Note 4 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 52 offshore drilling rigs, including 36 jackup rigs, nine barge rigs and seven platform rigs. The Company's marine transportation segment owns a fleet of 36 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and six month periods ended June 30, 1999 and 1998 is as follows (in millions):

                                                 INDUSTRY SEGMENT

                                    Contract      Marine
                                    Drilling  Transportation  Corporate   Total
                                    --------  --------------  ---------  -------
   Three Months Ended June 30,
   ---------------------------
     1999
     ----
     Revenues ...................... $ 71.0      $  8.4        $ --      $ 79.4
     Operating loss ................   (9.1)       (1.2)        (.4)      (10.7)

     1998
     ----
     Revenues ...................... $211.2      $ 22.8        $ --      $234.0
     Operating income (loss) .......  115.7        10.8         (.4)      126.1

   Six Months Ended June 30,
   -------------------------
     1999
     ----
     Revenues ...................... $188.5      $ 18.6        $ --      $207.1
     Operating income (loss) .......   24.9        (1.1)        (.8)       23.0

     1998
     ----
     Revenues ...................... $432.0      $ 48.4        $ --      $480.4
     Operating income (loss) .......  241.4        24.7         (.7)      265.4

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

       Concern over excess oil supplies and the resulting curtailment or deferral of exploration and development spending by oil companies continues to adversely impact industry conditions. Demand for drilling rigs and marine vessels remains depressed, and day rates and utilization continued to decrease during the first and second quarters of 1999. By several measures, current industry conditions are the worst that have been experienced since the mid-1980s.

       During the first and second quarters of 1999 oil prices increased from their low reached at the end of 1998, and recently prices for West Texas Intermediate crude oil have exceeded $21.00 per barrel. The increase in oil prices is due primarily to cutbacks in oil production by OPEC which were agreed to in March 1999. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although the recent increase in oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the Company's operations and financial results are uncertain. The Company currently expects that day rates and utilization will show little improvement domestically, and will continue to deteriorate in the near term in international markets. As a result, the Company anticipates that it will incur a net loss for the year ending December 31, 1999.

    Results of Operations

       The Company's results for the second quarter and six months ended June 30, 1999 reflect the continuation of the negative trend that began in the second quarter of 1998. The Company has continued to experience decreases in day rates and utilization, as well as more recently the early termination of drilling contracts. During the first quarter of 1999, the Company received $20.4 million as a result of the early termination of various drilling contracts, accelerating the receipt of revenue which otherwise would have been realized over the course of 1999.

       The following analysis highlights the Company's consolidated operating results for the three and six month periods ended June 30, 1999 and 1998 (in millions):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    -----------------
Operating Results                        1999        1998      1999       1998
-----------------                       ------      ------    ------     ------
 Revenues ............................  $ 79.4      $234.0    $207.1     $480.4
 Operating expenses, including G&A ...    65.2        87.7     135.6      175.0
 Depreciation and amortization .......    24.9        20.2      48.5       40.0
                                        ------      ------    ------     ------
 Operating income (loss) ..............  (10.7)      126.1      23.0      265.4
 Other expense, net ...................    1.3         2.7       2.7        7.7
 Provision (benefit) for income taxes .   (1.7)       42.3       9.6       88.1
 Minority interest ....................    (.5)         .5        .5        1.8
                                        ------      ------    ------     ------
 Net income (loss) .................... $ (9.8)     $ 80.6    $ 10.2     $167.8
                                        ======      ======    ======     ======

       The following is an analysis of the Company's revenues and operating margin for the three and six month periods ended June 30, 1999 and 1998 (in millions):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    ------------------      -----------------
 Revenues                            1999        1998        1999       1998
 --------                           ------      ------      ------     ------
 Contract drilling
   Jackup rigs:
     North America ................ $ 29.9      $ 99.8      $ 65.0     $209.7
     Europe .......................   14.1        59.8        47.4      117.6
     Asia Pacific .................   10.6        22.3        25.4       44.9
                                    ------      ------      ------     ------
      Total jackup rigs ...........   54.6       181.9       137.8      372.2
   Barge rigs - South America .....    9.1        20.4        29.6       43.4
   Platform rigs ..................    7.3         8.9        21.1       16.4
                                    ------      ------      ------     ------
      Total contract drilling .....   71.0       211.2       188.5      432.0
                                    ------      ------      ------     ------
 Marine transportation
   AHTS(1) ........................    4.1         3.7         8.9        9.0
   Supply .........................    4.0        16.4         8.9       33.6
   Mini-Supply ....................     .3         2.7          .8        5.8
                                    ------      ------      ------     ------

      Total marine transportation .    8.4        22.8        18.6       48.4
                                    ------      ------      ------     ------
         Total .................... $ 79.4      $234.0      $207.1     $480.4
                                    ======      ======      ======     ======
 Operating Margin(2)
 -------------------
 Contract drilling
   Jackup rigs:
     North America ................ $  4.3      $ 67.3      $ 13.9     $144.6
     Europe .......................    6.0        44.1        26.7       87.0
     Asia Pacific .................    3.1        12.6         8.5       25.0
                                    ------      ------      ------     ------
      Total jackup rigs ...........   13.4       124.0        49.1      256.6
   Barge rigs - South America .....     .5        10.5        16.1       22.3
   Platform rigs ..................    2.8         3.5        10.1        6.5
                                    ------      ------      ------     ------

      Total contract drilling .....   16.7       138.0        75.3      285.4
                                    ------      ------      ------     ------

 Marine transportation
   AHTS(1) ........................    1.5         1.5         3.4        4.6
   Supply .........................    (.9)        9.7        (1.0)      20.2
   Mini-Supply ....................    (.2)        1.2         (.4)       2.9
                                    ------      ------      ------     ------

      Total marine transportation .     .4        12.4         2.0       27.7
                                    ------      ------      ------     ------
         Total .................... $ 17.1      $150.4      $ 77.3     $313.1
                                    ======      ======      ======     ======

         (1)  Anchor handling tug supply vessels.
         (2)  Defined  as  revenues  less  operating   expenses,   exclusive  of
              depreciation  and  general  and  administrative  expenses.

       The following is an analysis of certain operating information of the Company for the three and six month periods ended June 30, 1999 and 1998:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          1999      1998        1999     1998
                                        -------   --------    -------  ---------
   Contract Drilling
   -----------------
    Utilization:
      Jackup rigs:
        North America .............         88%        93%        88%        96%
        Europe ....................         51%       100%        68%       100%
        Asia Pacific ..............         37%        65%        47%        68%
                                        -------   --------    -------  ---------
            Total jackup rigs .....         71%        89%        76%        91%
      Barge rigs - South America ..         36%       100%        28%       100%
      Platform rigs ...............         53%        86%        63%        86%
                                        -------   --------    -------  ---------
               Total ..............         63%        91%        67%        92%
                                        =======   ========    =======  =========

    Average day rates:
      Jackup rigs:
        North America .............     $17,109   $ 53,543    $18,662   $ 54,891
        Europe ....................      44,589    102,796     55,268    101,568
        Asia Pacific ..............      44,983     52,981     42,457     50,630
                                        -------   --------    -------   --------
            Total jackup rigs .....      22,965     63,038     26,881     63,079
      Barge rigs - South America ..      32,802     22,228     28,415     23,729
      Platform rigs ...............      23,229     23,770     23,604     23,463
                                        -------   --------    -------   --------
               Total ..............     $23,652   $ 50,843    $26,509   $ 51,571
                                        =======   ========    =======   ========

   Marine Transportation
   ---------------------
    Utilization:
      AHTS(1) .....................         73%        52%        71%        63%
      Supply ......................         72%        89%        72%        89%
      Mini-supply .................         23%        86%        27%        91%
                                        -------   --------    -------   --------
         Total ....................         61%        83%        62%        86%
                                        =======   ========    =======   ========

    Average day rates:
      AHTS(1) .....................     $12,476   $ 15,687    $13,763   $ 16,003
      Supply ......................       2,625      8,417      2,957      8,662
      Mini-supply .................       2,084      4,341      2,215      4,401
                                        -------   --------    -------   --------
               Total ..............     $ 4,209   $  8,129    $ 4,610   $  8,410
                                        =======   ========    =======   ========

       (1)   Anchor handling tug supply vessels.

         Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and six month periods ended June 30, 1999 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling

       The following is an analysis of the Company's offshore drilling rigs at June 30, 1999 and 1998:

                                                         Number of Rigs
                                                         --------------
                                                         1999     1998
                                                         ----     -----
         Jackup rigs:
           North America ...........................      22       22
           Europe ..................................       7        7
           Asia Pacific ............................       7        7
                                                          --       --
             Total jackup rigs .....................      36       36
         Barge rigs - South America(1) .............       9       10
         Platform rigs(2) ..........................       7        8
                                                          --       --
             Total .................................      52       54
                                                          ==       ==

   (1) The Company sold four barge rigs in October 1998 and completed construction of three new barge rigs that were added to the Company's fleet during the first and second quarters of 1999. The three newly constructed barge rigs were delivered to Venezuela in March, April, and June, respectively.

   (2) In April 1999, the Company completed the operating contract for a platform rig that was located off the coast of China. The platform rig was not owned by the Company, but operated under a management contract. The Company's seven remaining platform rigs are all located in the Gulf of Mexico.

       Second quarter 1999 revenues for the Company's contract drilling segment compared to the second quarter of 1998 decreased by $140.2 million, or 66%, and operating margin decreased by $121.3 million, or 88%. These decreases are primarily due to lower average day rates, which decreased 54% from the prior year quarter, and lower utilization, which decreased to 63% in the second quarter of 1999 from 91% in the second quarter of 1998. Second quarter 1999 operating expenses for the contract drilling segment decreased by $18.9 million, or 26%, from the prior year quarter due primarily to reduced utilization and the impact of cost reduction initiatives implemented by the Company.

       For the six months ended June 30, 1999, revenues for the Company's contract drilling segment decreased $243.5 million, or 56% and operating margin decreased $210.1 million, or 74%, from the prior year period. These decreases are primarily due to lower average day rates, which decreased 49% from the prior year period, and lower utilization, which decreased to 67% for the six months ended June 30, 1999 from 92% in the six months ended June 30, 1998. Operating expenses for the contract drilling segment in the six months ended June 30, 1999, decreased by $33.4 million, or 23%, from the prior year period due to reduced utilization and the impact of cost reduction efforts, which include, among other things, reductions in personnel and decreases in performance based compensation and benefits.

     North America Jackup Rigs

       For the second quarter of 1999, revenues for the Company's North America jackup rigs decreased by $69.9 million, or 70%, and the operating margin decreased by $63.0 million, or 94%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a 68% decrease in average day rates, and a slight decrease in utilization to 88% in the current year quarter from 93% in the prior year quarter. Operating expenses decreased by $6.9 million, or 21%, from the prior year quarter due primarily to cost saving measures.

       For the six months ended June 30, 1999, revenues for the Company's North America jackup rigs decreased by $144.7 million, or 69%, and the operating margin decreased by $130.7 million, or 90%, from the prior year period. The decrease in revenue and operating margin is primarily due to a 66% decrease in average day rates and a decrease in utilization, to 88% in the current year period as compared to 96% in the prior year period. Operating expenses decreased by $14.0 million, or 22%, from the prior year period primarily from cost saving measures and lower utilization.

     Europe Jackup Rigs

       Second quarter revenues for the Europe jackup rigs decreased $45.7 million, or 76%, and the operating margin decreased by $38.1 million, or 86%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a 57% decrease in average day rates and to a significant decrease in utilization, to 51% in the current year quarter from 100% in the prior year quarter. Operating expenses decreased by $7.6 million, or 48%, from the prior year quarter as a result of lower utilization and cost saving measures.

       For the six months ended June 30, 1999, revenues for the Europe jackup rigs decreased by $70.2 million, or 60%, and the operating margin decreased by $60.3 million, or 69%, from the prior year period. The decrease in revenues and operating margin is due to a 46% decrease in average day rates and to a decrease in utilization, to 68% in the current year period from 100% in the prior year period. Operating expenses decreased by $9.9 million, or 32%, from the prior year period primarily from reduced utilization and cost saving measures.

     Asia Pacific Jackup Rigs

       Second quarter revenues for the Asia Pacific jackup rigs decreased by $11.7 million, or 53%, and the operating margin decreased by $9.5 million, or 75%, from the prior year quarter. The decrease in revenues and operating margin is due to a 15% decrease in average day rates, and to a decrease in utilization to 37% in the current year quarter from 65% in the prior year quarter. Operating expenses decreased by $2.2 million, or 23%, from the prior year quarter due primarily to reduced utilization and cost cutting measures.

       For the six months ended June 30, 1999, revenues for the Asia Pacific jackup rigs decreased by $19.5 million, or 43%, and the operating margin decreased by $16.5 million, or 66%, from the prior year period. The decrease in revenues and operating margin is due to a 16% decrease in average day rates and to a decrease in utilization to 47% in the current year period from 68% in the prior year period. Operating expenses decreased by $3.0 million, or 15%, from the prior year period as a result of decreased utilization and cost saving measures.

     South America Barge Rigs

       Second quarter revenues for the South America barge rigs decreased by $11.3 million, or 55%, and operating margin decreased by $10.0 million, or 95%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to reduced utilization. Four of the ten barge rigs that operated during the prior year quarter were sold in October 1998, and five of the remaining six barge rigs that operated during the prior year quarter were idle during the second quarter of 1999. These decreases in revenue and operating margin were partially offset by the operating results of three newly constructed barge rigs that commenced operations in March, April and June of 1999. Operating expenses decreased $1.3 million, or 13%, from the prior year quarter, as cost reductions attributable to cost saving measures, the four barge rigs sold in October 1998 and the five barge rigs idle during the second quarter of 1999 were only partially offset by the costs associated with the three newly constructed barge rigs.

       For the six months ended June 30, 1999, revenues for the South America barge rigs decreased by $13.8 million, or 32%, and operating margin decreased by $6.2 million, or 28%, from the prior year period. The decrease in revenues and operating margin is primarily due to reduced utilization. Four of the ten barge rigs that operated during the prior year period were sold in October 1998, and utilization of the remaining six barge rigs that operated during the prior year period decreased from 100% to 13% in the current year period. The decreases in revenue and operating margin were partially offset by the operating results of three newly constructed barge rigs that commenced operations in March, April and June of 1999, and by lump sum early contract termination payments totaling $18.4 million in January 1999. Operating expenses decreased $7.6 million, or 36%, from the prior year quarter, as cost reductions attributable to cost saving measures, the four barge rigs sold in October 1998 and the reduced utilization of the remaining six barge rigs during the current year period were only partially offset by the costs associated with the three newly constructed barge rigs.

     Platform Rigs

       Second quarter revenues for the platform rigs decreased by $1.6 million, or 18%, and operating margin decreased by $700,000, or 20%, as compared to the prior year quarter. The decrease in revenues and operating margin is primarily due to a decrease in utilization to 53% in the current year quarter as compared to 86% in the prior year quarter. Operating expenses decreased by $900,000, or 17%, from the prior year quarter primarily due to reduced utilization and cost savings measures.

       For the six months ended June 30, 1999, revenues for the platform rigs increased by $4.7 million, or 29%, and operating margin increased by $3.6 million, or 55%, from the prior year period. The increase in revenues and operating margin is primarily due to a lump sum contract cancellation payment received in the first quarter of 1999, and to higher drilling day rates earned by certain rigs in the current year period compared to lower standby day rates earned in the prior year period. In 1998, certain rigs received standby day rates while undergoing enhancement modifications in the shipyard. Operating expenses for platform rigs increased by $1.1 million, or 11%, due primarily to the higher cost associated with drilling operations in the current year period compared to the lower cost incurred by several rigs while in the shipyard during the prior year period.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of June 30, 1999 and 1998:

                                                Number of Vessels
                                               --------------------
                                               1999            1998
                                               ----            ----

        AHTS(1)(2)(3) .................          5               5
        Supply(3) .....................         23              24
        Mini-Supply ...................          8               8
                                                --              --
                Total(4) ..............         36              37
                                                ==              ==

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

       Second quarter revenues for the Company's marine transportation segment decreased by $14.4 million, or 63%, and operating margin decreased by $12.0 million, or 97%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a decrease in utilization, to 61% in the current year quarter from 83% in the prior year quarter, and to a 48% decrease in average day rates. The Company currently has seven of its vessels cold stacked. Operating expenses decreased by $2.4 million, or 23%, from the prior year quarter primarily due to reduced utilization and cost savings measures.

       For the six months ended June 30, 1999, revenues for the Company's marine transportation segment decreased by $29.8 million, or 62%, and operating margin decreased by $25.7 million, or 93%, from the prior year period. The decrease in revenues and operating margin is primarily due to a 45% decrease in average day rates, and to a decrease in utilization, to 62% in the current year period from 86% in the prior year period. Operating expenses decreased by $4.1 million, or 20%, from the prior year period primarily due to reduced utilization and cost savings measures.

Depreciation and Amortization

       For the second quarter and six months ended June 30, 1999, depreciation and amortization expense increased by $4.7 million, or 23%, and by $8.5 million, or 21%, respectively, compared with the same periods in the prior year. These increases are due primarily to enhancement projects that were completed during 1998 and consruction of three new barge rigs that commenced operations in 1999, offset in part by the sale of four barge rigs in October 1998.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 1999 and 1998 was as follows (in millions):

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                 ----------------    ----------------
                                  1999      1998      1999      1998
                                 ------    ------    ------    ------

      Interest income .........  $ 3.5     $ 3.8     $  7.6    $  6.5
      Interest expense, net ...   (4.8)     (6.6)     (10.2)    (14.2)
      Other, net ..............      -        .1        (.1)        -
                                 -----     -----     ------    ------
                                 $(1.3)    $(2.7)    $ (2.7)   $ (7.7)
                                 =====     =====     ======    ======

       Interest expense decreased for the second quarter and six months ended June 30, 1999 from the comparable prior year periods due to lower average debt balances and an increase in capitalized interest resulting from the Company's ongoing and recently completed construction projects. Capitalized interest for the second quarter of 1999 was $2.7 million, a $1.1 million increase over the prior year quarter. Capitalized interest for the six months ended June 30, 1999 was $5.4 million, a $3.1 million increase over the comparable prior year period.

Provision for Income Taxes

       The Company's income tax provisions for the second quarter and six months ended June 30, 1999, decreased from the comparable prior year periods by $44.0 million and $78.5 million, respectively, due to the reduced profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the six months ended June 30, 1999 and 1998 were as follows (in millions):

                                                    1999            1998
                                                   ------          ------

       Cash flow from operations ............      $ 88.0          $272.5
                                                   ======          ======
       Capital expenditures
             Sustaining .....................      $  6.1          $ 23.1
             Enhancements ...................        15.4            84.9
             Construction ...................       117.6            44.1
                                                   ------          ------
                                                   $139.1          $152.1
                                                   ======          ======

       Cash flow from operations decreased by $184.5 million for the six months ended June 30, 1999 as compared to the prior year period. The decrease in cash flow from operations is primarily a result of reduced operating margins and reduced cash flow from working capital changes.

       Management anticipates that capital expenditures for the full year 1999 will be approximately $275 million, including $220 million for new construction projects, $35 million for enhancements and $20 million for ongoing operations.

       The Company has two rigs under construction, the ENSCO 7500 and the ENSCO
101. The ENSCO 7500 is a semisubmersible rig, and is being constructed under a contract for Burlington Resources. The total cost of the ENSCO 7500 is projected to be approximately $200 million, plus an additional $25 million for spare capital equipment. The expected construction completion date of the ENSCO 7500 is in the third quarter of 2000, which precedes the date under which the Company would be subject to late delivery penalties by approximately nine months. The ENSCO 101 is an international class, harsh environment, jackup rig, and is scheduled for delivery during the first quarter of 2000. Currently, the Company does not have a contract for the ENSCO 101.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at June 30, 1999 and December 31, 1998 are summarized below (in millions, except percentages):

                                              June 30,          December 31,
                                                1999                1998
                                              --------            --------

Long-term debt ...........................    $  373.3            $  375.5
Total capital ............................     1,624.1             1,620.5
Long-term debt to total capital ..........       23.0%               23.2%

       The decrease in long-term debt is due primarily to debt repayments in the first six months of 1999. The total capital of the Company increased due primarily to the profitability of the Company for the six month period ended June 30, 1999, offset in part by reductions in long-term debt and the payment of dividends.

       During the first quarter of 1999, the Company repaid $19.6 million of term loans outstanding at December 31, 1998. These loans were secured by four Venezuela barge rigs and were required to be repaid as a result of the early termination of the drilling contracts of the four rigs.

       In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15 year bonds to be issued upon completion of construction, which is projected to occur in the third quarter of 2000. The Company expects to complete the financing and begin drawing funds in the fourth quarter of 1999.

       In order to ensure the Company has adequate liquidity and resources for growth, the Company continues to maintain its $185 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks. As of June 30, 1999, the Company had the full $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

       The Company's liquidity position at June 30, 1999 and December 31, 1998 is summarized in the table below (in millions, except ratios):

                                                   June 30,       December 31,
                                                     1999            1998
                                                    ------          ------

         Cash and cash equivalents ............     $252.7          $330.1
         Working capital ......................      209.2           316.9
         Current ratio ........................        2.6             3.0

       Management believes cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

MARKET RISK

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At June 30, 1999, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders, British pounds sterling and Singapore dollars totaling $39.6 million. At June 30, 1999, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

       The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and has corrected substantially all deficiencies identified. The Company believes that it is on schedule to complete all required system implementations and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by September 1999.

       The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, payroll system and procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant were made in conjunction with the Company's planned upgrade cycle, which was completed in June 1999.

       Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors, which are used to operate equipment on the Company's drilling rigs and marine vessels. With respect to drilling rig and marine vessel based systems, the Company's assessment indicated that while there were certain systems that were not Year 2000 compliant, there would be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacture representatives during the fourth quarter of 1998 which verified the Company's assessment. Changes to make certain drilling rig and marine vessel based systems Year 2000 compliant are being made in conjunction with the Company's ongoing equipment upgrades, and should be completed by September 1999.

       The Company's non-IT systems also include telephone systems and other office based electronic equipment. With respect to office based non-IT systems, the Company's assessment indicated that it would be necessary to replace or modify some existing equipment. The Company completed the necessary replacements and modifications to its office based non-IT systems in June 1999.

       The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $700,000, including software and systems replaced in the Company's normal upgrade cycle. Approximately $500,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

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

       The Company has begun contingency planning for its Year 2000 issues and is expected to have such plans completed during the third quarter of 1999. The Company's contingency planning will primarily focus on precautionary measures related to safety response requirements for operating assets, the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       The Company currently expects that day rates and utilization for drilling rigs and marine transportation vessels will remain at depressed levels during the remainder of 1999 as a result of current industry conditions and sharply curtailed spending for exploration and development programs by oil companies. As a result, the Company's financial results will be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. While recent oil price improvement has been encouraging, even if these prices persist, significantly higher day rates will probably not be realized for several quarters. Based on these factors, the Company anticipates it will incur a net loss for 1999. However, management remains positive on the long-term outlook for the industry and for ENSCO.

       The decline experienced in the offshore drilling markets has resulted in the Company stacking certain rigs and vessels. The Company will stack its rigs and vessels if it does not believe there will be a market for the equipment in the near-term or if sufficient cash flow cannot be generated to cover cash operating costs. Currently, the Company has no plans to stack any of its North America jackup rigs. In Europe, four of the Company's rigs are currently idle, including two rigs that were stacked during the first quarter. The Company continues to market the remaining two rigs. In the Asia Pacific region, the Company has four rigs currently not under contract. The Company has stacked three of these rigs and plans to market the remaining rig. In South America, the Company has received delivery of three new barge rigs constructed against a long-term contract with Chevron. The Company's six other barge rigs in Venezuela were idled in January 1999 as a result of early contract terminations by PDVSA. The Company has stacked four of the barge rigs and plans to market the remaining two barge rigs, one of which completed a 70 day short-term contract in June. In the marine transportation segment, there are currently two supply vessels and five mini-supply vessels stacked. Additional vessels will be considered for stacking as their drydocking requirements mature during 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. ENSCO will adopt this accounting standard as required by January 1, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Information   required   under  Item  3.  has  been   incorporated   into
Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       On May 18, 1999, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect three Class II Directors; "Proposal 2" - To approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. A description of the foregoing matters is contained in the Company's proxy statement dated March 26, 1999 relating to the 1999 annual meeting of stockholders.

       There were 137,049,752 shares of the Company's common stock entitled to vote at the annual meeting based on the March 25, 1999 record date, of which 121,564,612 shares, or approximately 89%, were present in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

       With respect to Proposal 1 listed above, the voting was as follows:

                                         Votes for        Votes Withheld
                                         ---------        --------------

            Craig I. Fields              120,546,620         1,017,992
            Morton H. Meyerson           120,545,610         1,019,002
            Richard A. Wilson            120,549,035         1,015,577

       With respect to Proposal 2 listed above, the voting was as follows:

                           Votes for    Votes Against    Abstentions
                           ---------    -------------    -----------
            Proposal 2    121,200,215      202,655         161,742

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





                                              ENSCO INTERNATIONAL INCORPORATED



Date:  August 4, 1999                         /s/ C. Christopher Gaut
                                              ----------------------------------
                                              C. Christopher Gaut
                                              Chief Financial Officer




                                              /s/ H. E. Malone
                                              ----------------------------------
                                              H. E. Malone, Corporate Controller
                                              and Chief Accounting Officer