Form 10-Q
period 1999-09-30
ENSCO INTERNATIONAL INC
filed 1999-11-12
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 2700 Fountain Place 1445 Ross Avenue Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75202-2792 (Zip Code)

Registrant's telephone number, including area code: (214) 922-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 137,307,670 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 4, 1999.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of September 30, 1999 and the related consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
November 5, 1999

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	1999	1998

OPERATING REVENUES	$ 76.4	$ 179.8

EXPENSES
Operating expenses	62.1	80.5
Depreciation and amortization	25.2	20.9
General and administrative	2.8	3.8

	90.1	105.2

OPERATING INCOME (LOSS)	(13.7)	74.6

OTHER INCOME (EXPENSE)
Interest income	3.1	4.0
Interest expense, net	(4.6)	(6.2)
Other, net	--	10.0

	(1.5)	7.8

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(15.2)	82.4

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax	(13.5)	1.3
Deferred income tax	9.6	21.0

	(3.9)	22.3
MINORITY INTEREST	(.3)	1.1

NET INCOME (LOSS)	$ (11.0)	$ 59.0

EARNINGS (LOSS) PER SHARE
Basic	$ (.08)	$.42
Diluted	(.08)	.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	136.6	139.0
Diluted	136.6	139.5

CASH DIVIDENDS PER SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	1999	1998

OPERATING REVENUES	$ 283.5	$ 660.2

EXPENSES
Operating expenses	191.9	247.8
Depreciation and amortization	73.7	60.9
General and administrative	8.6	11.5

	274.2	320.2

OPERATING INCOME	9.3	340.0

OTHER INCOME (EXPENSE)
Interest income	10.7	10.5
Interest expense, net	(14.8)	(20.4)
Other, net	(.1)	10.0

	(4.2)	.1

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5.1	340.1

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax	(20.7)	67.3
Deferred income tax	26.4	43.1

	5.7	110.4
MINORITY INTEREST	.2	2.9

NET INCOME (LOSS)	$ (.8)	$ 226.8

EARNINGS (LOSS) PER SHARE
Basic	$ (.01)	$ 1.61
Diluted	(.01)	1.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	136.5	140.6
Diluted	136.5	141.6

CASH DIVIDENDS PER SHARE	$.075	$.075

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

September 30,	December 31,
1999	1998
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 194.3	$ 330.1
Accounts receivable, net	80.9	118.4
Prepaid expenses and other	23.1	27.8

Total current assets	298.3	476.3

PROPERTY AND EQUIPMENT, AT COST	2,029.4	1,799.2
Less accumulated depreciation	479.2	409.8

Property and equipment, net	1,550.2	1,389.4

OTHER ASSETS, NET	123.2	127.1

$ 1,971.7	$ 1,992.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 6.7	$ 9.1
Accrued liabilities	114.0	126.7
Current maturities of long-term debt	4.0	23.6

Total current liabilities	124.7	159.4

LONG-TERM DEBT	372.2	375.5

DEFERRED INCOME TAXES	206.4	180.0

OTHER LIABILITIES	15.5	17.1

MINORITY INTEREST	16.0	15.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
155.9 million and 155.6 million shares issued	15.6	15.	6
Additional paid-in capital	849.1	846.1
Retained earnings	527.3	538.4
Restricted stock (unearned compensation)	(6.7)	(7.7)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.6 million and
18.5 million shares	(147.3)	(146.3)

Total stockholders' equity	1,236.9	1,245.0

$ 1,971.7	$ 1,992.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	1999	1998
OPERATING ACTIVITIES
Net income (loss)	$ (.8)	$ 226.8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	73.7	60.9
Deferred income tax provision	26.4	43.1
Amortization of other assets	8.0	8.1
Gain on asset dispositions	(.2)	(11.5)
Other	1.4	2.7
Changes in operating assets and liabilities:
Decrease in accounts receivable	37.5	29.1
(Increase) decrease in prepaid expenses and other	(1.6)	2.1
Increase (decrease) in accounts payable	(2.5)	8.6
Increase (decrease) in accrued liabilities	(44.1)	18.0

Net cash provided by operating activities	97.8	387.9

INVESTING ACTIVITIES
Additions to property and equipment	(203.1)	(253.8)
Proceeds from disposition of assets	1.1	1.9

Net cash used by investing activities	(202.0)	(251.9)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(22.6)	(25.1)
Cash dividends	(10.3)	(10.6)
Repurchase of common stock	--	(69.6)
Other	1.3	.7

Net cash used by financing activities	(31.6)	(104.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135.8)	31.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	330.1	262.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 194.3	$ 293.6

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

     The financial data for the three and nine month periods ended September 30, 1999 and 1998 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

     Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 1999. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

     For the three and nine months ended September 30, 1999 and 1998, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 1999 and 1998 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	1999	1998	1999	1998

Weighted average common shares-basic	136.6	139.0	136.5	140.6

Potentially dilutive common shares:
Restricted Stock Grants	--	.1	--	.3
Stock options	--	.4	--	.7

Weighted average common shares-diluted	136.6	139.5	136.5	141.6

     For the three and nine months ended September 30, 1999, 1.5 million shares and 1.0 million shares, respectively, of restricted stock grants and stock options were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

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

Note 4 - Segment Information

     The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 52 offshore drilling rigs, including 36 jackup rigs, nine barge rigs and seven platform rigs. The Company's marine transportation segment owns a fleet of 36 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract Drilling	Marine Transportation	Corporate	Total
Three Months Ended September 30,
1999
Revenues	$ 67.6	$ 8.8	$ -	$ 76.4
Operating loss	(12.4)	(.8)	(.5)	(13.7)
1998
Revenues	$ 161.7	$ 18.1	$ -	$ 179.8
Operating income (loss)	69.0	6.0	(.4)	74.6

Nine Months Ended September 30,
1999
Revenues	$ 256.1	$ 27.4	$ -	$ 283.5
Operating income (loss)	12.5	(1.9)	(1.3)	9.3
1998
Revenues	$ 593.6	$ 66.6	$ -	$ 660.2
Operating income (loss)	310.4	30.7	(1.1)	340.0

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

     Concern over excess oil supplies adversely impacted oil prices during 1998 and early 1999. As a result of the decrease in oil prices, oil companies curtailed or deferred exploration and development spending, which adversely impacted industry conditions during the first nine months of 1999. Oil prices have been increasing since early 1999, and recently prices for West Texas Intermediate crude oil have exceeded $23.00 per barrel. The increase in oil prices is due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although higher oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the Company's operations and financial results are uncertain.

     In recent months, improvement in oil prices and in U.S. natural gas prices have increased demand for drilling rigs and marine vessels in domestic markets, and recently the Company has experienced some increase in domestic day rates and utilization. However, demand for drilling rigs in international markets remains depressed, and the Company currently expects no improvement in international markets in the near term. As a result, the Company anticipates that it will incur a net loss for the year ended December 31, 1999. See "Outlook and Forward-Looking Statements."

RESULTS OF OPERATIONS

     The Company's results for the third quarter and nine months ended September 30, 1999 reflect the continuation of the negative trend that began in the second quarter of 1998. Throughout 1999, the Company has experienced decreases in day rates and utilization from comparable 1998 periods. During the first quarter of 1999, the Company received $20.4 million as a result of the early termination of various drilling contracts, accelerating the receipt of revenue which otherwise would have been realized over the course of 1999.

     The following analysis highlights the Company's consolidated operating results for the three and nine months ended September 30, 1999 and 1998 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Operating Results
Revenues	$ 76.4	$ 179.8	$ 283.5	$ 660.2
Operating expenses, including general and administrative	64.9	84.3	200.5	259.3
Depreciation and amortization	25.2	20.9	73.7	60.9

Operating income (loss)	(13.7)	74.6	9.3	340.0
Other income (expense)	(1.5)	7.8	(4.2)	.1
Provision (benefit) for income taxes	(3.9)	22.3	5.7	110.4
Minority interest	(.3)	1.1	.2	2.9

Net income (loss)	$(11.0)	$ 59.0	$ (.8)	$ 226.8

Revenues
Contract drilling
Jackup rigs:
North America	$ 31.5	$ 68.3	$ 96.5	$ 277.9
Europe	8.4	51.2	55.8	168.8
Asia Pacific	11.6	15.1	37.0	60.0

Total jackup rigs	51.5	134.6	189.3	506.7
Barge rigs - South America	11.1	16.0	40.7	59.4
Platform rigs	5.0	11.1	26.1	27.5

Total contract drilling	67.6	161.7	256.1	593.6

Marine transportation
AHTS(1)	4.4	5.4	13.3	14.5
Supply	4.1	10.9	13.0	44.5
Mini-Supply	.3	1.8	1.1	7.6

Total marine transportation	8.8	18.1	27.4	66.6

Total	$ 76.4	$ 179.8	$ 283.5	$ 660.2

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 2.5	$ 37.9	$ 16.4	$ 182.5
Europe	1.6	35.2	28.3	122.2
Asia Pacific	4.2	6.5	12.7	31.5

Total jackup rigs	8.3	79.6	57.4	336.2
Barge rigs - South America	4.0	8.0	20.1	30.3
Platform rigs	1.4	4.7	11.5	11.2
Other	--	(.6)	--	(.6)

Total contract drilling	13.7	91.7	89.0	377.1

Marine transportation
AHTS(1)	1.8	2.8	5.2	7.4
Supply	(.8)	4.2	(1.8)	24.4
Mini-Supply	(.4)	.6	(.8)	3.5

Total marine transportation	.6	7.6	2.6	35.3

Total	$ 14.3	$ 99.3	$ 91.6	$ 412.4

(1) Anchor handling tug supply vessels. (2) Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and nine months ended September 30, 1999 and 1998:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Contract Drilling
Utilization:
Jackup rigs:
North America	96%	88%	90%	93%
Europe	38%	89%	58%	96%
Asia Pacific	42%	43%	45%	60%

Total jackup rigs	74%	80%	75%	87%
Barge rigs - South America	33%	100%	30%	100%
Platform rigs	40%	90%	56%	87%

Total	63%	85%	66%	90%

Average day rates:
Jackup rigs:
North America	$16,499	$38,261	$17,885	$ 49,621
Europe	37,050	98,675	52,897	100,679
Asia Pacific	42,574	54,391	42,494	51,542

Total jackup rigs	20,517	51,594	24,790	59,578
Barge rigs - South America	37,695	19,346	33,280	22,368
Platform rigs	21,860	27,032	23,213	24,902

Total	$22,313	$42,014	$25,130	$ 48,571

Marine Transportation
Utilization:
AHTS(1)	62%	73%	68%	66%
Supply	78%	82%	74%	87%
Mini-supply	22%	61%	25%	81%

Total	63%	76%	63%	83%

Average day rates:
AHTS(1)	$13,563	$16,251	$13,696	$ 16,095
Supply	2,480	6,040	2,788	7,830
Mini-supply	1,761	3,978	2,084	4,294

Total	$ 4,108	$ 7,004	$ 4,437	$ 7,974

           (1)  Anchor handling tug supply vessels.

     Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and nine months ended September 30, 1999 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling The following is an analysis of the Company's offshore drilling rigs at September 30, 1999 and 1998:
	Number of Rigs
	1999	1998
Jackup rigs:
North America	22	22
Europe	7	7
Asia Pacific	7	7

Total jackup rigs	36	36
Barge rigs - South America(1)	9	10
Platform rigs(2)	7	8

Total	52	54

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

     Third quarter 1999 revenue from the contract drilling segment decreased $94.1 million, or 58%, and operating margin decreased $78.0 million, or 85%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to lower average day rates, which decreased 47% from the prior year quarter, and lower utilization, which decreased to 63% in the third quarter of 1999 from 85% in the third quarter of 1998. Third quarter 1999 operating expenses for the contract drilling segment decreased by $16.1 million, or 23%, from the prior year quarter due primarily to reduced utilization and the impact of cost reduction initiatives implemented by the Company.

     For the nine months ended September 30, 1999, revenues from the contract drilling segment decreased by $337.5 million, or 57%, and operating margin decreased by $288.1 million, or 76%, from the prior year period. The decrease in revenues and operating margin is primarily due to lower average day rates, which decreased 48% from the prior year period, and lower utilization, which decreased to 66% for the nine months ended September 30, 1999 from 90% for the nine months ended September 30, 1998. Operating expenses for the contract drilling segment for the nine months ended September 30, 1999, decreased by $49.4 million, or 23%, from the prior year period due to reduced utilization and the impact of cost reduction efforts, which include, among other things, reductions in personnel and decreases in performance based compensation and benefits.

   North America Jackup Rigs

     For the third quarter of 1999, revenues from North America jackup rigs decreased by $36.8 million, or 54%, and operating margin decreased by $35.4 million, or 93%, from the prior year quarter. The decrease in revenues and operating margin resulted primarily from a 57% decline in average day rates. Operating expenses decreased by $1.4 million, or 5%, from the prior year quarter, as reductions attributable to cost saving measures were partially offset by the impact of increased utilization, which improved to 96% in the third quarter of 1999 from 88% in the third quarter of 1998.

     For the nine months ended September 30, 1999, revenues from North America jackup rigs decreased by $181.4 million, or 65%, and operating margin decreased by $166.1 million, or 91%, from the prior year period. The decrease in revenues and operating margin resulted primarily from a 64% decline in average day rates. Operating expenses decreased by $15.3 million, or 16%, from the prior year period due primarily to cost saving measures and slightly lower utilization.

   Europe Jackup Rigs

     For the third quarter of 1999, revenues from Europe jackup rigs decreased by $42.8 million, or 84%, and operating margin decreased by $33.6 million, or 95%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a 62% decline in average day rates and to a decrease in utilization, to 38% in the current year quarter from 89% in the prior year quarter. Operating expenses decreased by $9.2 million, or 58%, from the prior year quarter due primarily to cost saving measures and substantially lower utilization.

     For the nine months ended September 30, 1999, revenues from Europe jackup rigs decreased by $113.0 million, or 67%, and operating margin decreased by $93.9 million, or 77%, from the prior year period. The decrease in revenues and operating margin is primarily due to a 47% decline in average day rates and to a decrease in utilization, to 58% in the current year period from 96% in the prior year period. Operating expenses decreased by $19.1 million, or 41%, from the prior year period due primarily to cost saving measures and significantly lower utilization.

   Asia Pacific Jackup Rigs

     For the third quarter of 1999, revenues from Asia Pacific jackup rigs decreased by $3.5 million, or 23%, and operating margin decreased by $2.3 million, or 35%, from the prior year quarter. The decrease in revenues and operating margin resulted primarily from a 22% decline in average day rates. Operating expenses decreased by $1.2 million, or 14%, from the prior year quarter due primarily to cost saving measures and slightly lower utilization.

     For the nine months ended September 30, 1999, revenues from Asia Pacific jackup rigs decreased by $23.0 million, or 38%, and operating margin decreased by $18.8 million, or 60%, from the prior year period. The decrease in revenues and operating margin is primarily due to an 18% decline in average day rates and to a decrease in utilization, to 45% in the current year period from 60% in the prior year period. Operating expenses decreased by $4.2 million, or 15%, from the prior year period due primarily to cost saving measures and lower utilization.

   South America Barge Rigs

     For the third quarter of 1999, revenues from South America barge rigs decreased by $4.9 million, or 31%, and operating margin decreased by $4.0 million, or 50%, from the prior year quarter. The decrease in revenues and operating margin is primarily attributable to reduced utilization. Four of the ten barge rigs that operated during the prior year quarter were sold in October 1998, and the remaining six barge rigs were idle during the current year quarter. These decreases in revenue and operating margin were partially offset by the operating results of three newly constructed barge rigs that commenced operations in March, April and June of 1999. Operating expenses decreased by $0.9 million, or 11%, from the prior year quarter, as cost reductions attributable to cost saving measures, the four barge rigs sold in October 1998, and the six barge rigs idle during the third quarter of 1999 were only partially offset by the costs associated with the three newly constructed barge rigs.

     For the nine months ended September 30, 1999, revenues from South America barge rigs decreased by $18.7 million, or 31%, and operating margin decreased by $10.2 million, or 34%, from the prior year period. The decrease in revenues and operating margin is primarily attributable to reduced utilization. Four of the ten barge rigs that operated during the prior year period were sold in October 1998, and utilization of the remaining six barge rigs that operated during the prior year period decreased from 100% to 8% in the current year period. The decreases in revenue and operating margin were partially offset by the operating results of three newly constructed barge rigs that commenced operations in March, April and June of 1999, and by lump-sum early contract termination payments totaling $18.4 million in January 1999. Operating expenses decreased by $8.5 million, or 29%, from the prior year period, as cost reductions attributable to cost saving measures, the four barge rigs sold in October 1998, and the reduced utilization of the remaining six barge rigs during the current year period were only partially offset by the costs associated with the three newly constructed barge rigs.

   Platform Rigs

     For the third quarter of 1999, revenues from platform rigs decreased by $6.1 million, or 55%, and operating margin decreased by $3.3 million, or 70%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a 19% decline in average day rates and to a decrease in utilization, to 40% in the current year quarter from 90% in the prior year quarter. Operating expenses decreased by $2.8 million, or 44%, from the prior year quarter due primarily to cost saving measures and lower utilization.

     For the nine months ended September 30, 1999, revenues from platform rigs decreased by $1.4 million, or 5%, and operating margin increased by $0.3 million, or 3%, from the prior year period. Current period revenues and operating margin were more or less in line with the prior year period, as the impact of reduced utilization, from 87% in the prior year period to 56% in the current year period, and a slight, 7% decrease in average day rates was offset by the receipt of a lump-sum contract cancellation payment in the first quarter of 1999. Operating expenses decreased by $1.7 million, or 10%, from the prior year period due primarily to lower utilization.

Marine Transportation

     The following is an analysis of the Company's marine transportation vessels as of September 30, 1999 and 1998:

	Number of Vessels
	1999	1998
AHTS(1)(2)(3)	6	4
Supply(2)	23	24
Mini-Supply	8	8

Total(4)	37	36

          (1)  Anchor handling tug supply vessels.

          (2)  During the fourth quarter of 1998, the Company added towing capabilities to one of its larger supply vessels and reclassified the vessel as an AHTS vessel effective January 1, 1999.

          (3)  During the third quarter of 1999, the Company added a 196 foot, 6,000 horsepower AHTS vessel to its fleet. The vessel is being leased, and the Company has an option to purchase the vessel beginning in February 2001.

          (4)  All of the Company's marine transportation vessels are located in the Gulf of
                Mexico.

     For the third quarter of 1999, revenues from the marine transportation segment decreased by $9.3 million, or 51%, and operating margin decreased by $7.0 million, or 92%, from the prior year quarter. The decrease in revenues and operating margin is primarily due to a 41% decline in average day rates and to a decrease in utilization, to 63% in the current year quarter from 76% in the prior year quarter. Operating expenses decreased by $2.3 million, or 22%, from the prior year quarter due primarily to cost saving measures and lower utilization.

     For the nine months ended September 30, 1999, revenues from the marine transportation segment decreased by $39.2 million, or 59%, and operating margin decreased by $32.7 million, or 93%, from the prior year period. The decrease in revenues and operating margin is primarily due to a 44% decline in average day rates and to a decrease in utilization, to 63% in the current year period from 83% in the prior year period. Operating expenses decreased by $6.5 million, or 21%, from the prior year period due primarily to cost saving measures and lower utilization.

Depreciation and Amortization

     For the third quarter and nine months ended September 30, 1999, depreciation and amortization expense increased by $4.3 million, or 21%, and by $12.8 million, or 21%, respectively, compared with the same periods in the prior year. These increases are due primarily to rig enhancement projects that were completed during 1998 and construction of three new barge rigs that commenced operations in 1999, offset in part by the sale of four barge rigs in October 1998.

Other Income (Expense)

     Other income (expense) for the third quarter and nine months ended September 30, 1999 and 1998 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Interest income	$ 3.1	$ 4.0	$ 10.7	$ 10.5
Interest expense, net	(4.6)	(6.2)	(14.8)	(20.4)
Other, net	--	10.0	(.1)	10.0

	$ (1.5)	$ 7.8	$ (4.2)	$.1

     Interest expense decreased for the third quarter and nine months ended September 30, 1999 from the comparable prior year periods due to lower average debt balances and an increase in capitalized interest resulting from ongoing and recently completed construction projects. Capitalized interest for the third quarter of 1999 was $2.7 million, a $0.8 million increase over the prior year quarter. Capitalized interest for the nine months ended September 30, 1999, was $8.1 million, a $3.9 million increase over the prior year period.

     "Other, net" for the third quarter and nine months ended September 30, 1998 includes a non-recurring gain of $10.0 million ($6.5 million, or $.05 per basic and diluted share, net of tax) resulting from the loss of the Kodiak II marine vessel, which sank in September 1998. The gain represents the insurance proceeds received in excess of the net book value of the vessel.

Provision for Income Taxes

     The Company's income tax provisions for the third quarter and nine months ended September 30, 1999, decreased from the comparable prior year periods by $26.2 million and $104.7 million, respectively, due to the reduced profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

     The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 1999 and 1998 were as follows (in millions):

	1999	1998

Cash flow from operations	$ 97.8	$ 387.9

Capital expenditures:
Sustaining	$ 7.5	$ 34.3
Enhancements	19.3	136.2
Construction	176.3	83.3

	$ 203.1	$ 253.8

     Cash flow from operations decreased by $290.1 million for the nine months ended September 30, 1999 as compared to the prior year period. The decrease in cash flow from operations is primarily a result of reduced operating margins and reduced cash flow from working capital changes.

     Management anticipates that capital expenditures for the full year 1999 will be approximately $270 million, including $230 million for new construction projects, $25 million for enhancements and $15 million for ongoing operations.

     The Company has two rigs under construction, the ENSCO 7500 and the ENSCO 101. The ENSCO 7500 is a semisubmersible rig, and is being constructed under a contract for Burlington Resources. The total cost of the ENSCO 7500 is projected to be approximately $200 million, plus an additional $25 million for spare capital equipment. The expected construction completion date of the ENSCO 7500 is in the fourth quarter of 2000, and precedes the date under which the Company would be subject to late delivery penalties by approximately five months. The ENSCO 101 is an international class, harsh environment, jackup rig, and is scheduled for delivery during the first quarter of 2000. Currently, the Company does not have a contract for the ENSCO 101.

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at September 30, 1999 and December 31, 1998 are summarized below (in millions, except percentages):

	September 30, 1999	December 31, 1998
Long-term debt	$ 372.2	$ 375.5
Total capital	1,609.1	1,620.5
Long-term debt to total capital	23.1%	23.2%

     The decrease in long-term debt is due primarily to debt repayments in the first nine months of 1999. The total capital of the Company decreased due primarily to reductions in long-term debt and the payment of dividends.

     During the first quarter of 1999, the Company repaid $19.6 million of term loans outstanding at December 31, 1998. These loans were secured by four Venezuela barge rigs and were required to be repaid as a result of the early termination of the drilling contracts of the four rigs.

     In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15 year bonds to be issued upon completion of construction, which is projected to occur in the fourth quarter of 2000. The Company expects to complete the financing in the fourth quarter of 1999 and begin drawing funds in the first quarter of 2000.

     In order to ensure the Company has adequate liquidity and resources for growth, the Company continues to maintain its $185 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks. As of June 30, 1999, the Company had the full $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

     The Company's liquidity position at September 30, 1999 and December 31, 1998 is summarized in the table below (in millions, except ratios):

	September 30, 1999	December 31, 1998

Cash and cash equivalents	$ 194.3	$ 330.1
Working capital	173.6	316.9
Current ratio	2.4	3.0

     Management believes that cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's short and long-term liquidity needs.

MARKET RISK

     The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At September 30, 1999, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders and Singapore dollars totaling $21.2 million. At September 30, 1999, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

YEAR 2000 UPDATE

     The Company has completed its assessment of its critical information technology (IT) systems and non-IT systems and has corrected all deficiencies identified. The Company believes it has completed all required system implementations and equipment modifications necessary to make the Company's critical systems Year 2000 compliant.

     The Company's critical IT systems are comprised primarily of a general ledger accounting software package and related application modules, a fixed asset system, a payroll system and a procurement and purchasing system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant were made in conjunction with the Company's planned upgrade cycle, which was completed in June 1999.

     Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors, which are used to operate equipment on the Company's drilling rigs and marine vessels. With respect to drilling rig and marine vessel based systems, the Company's assessment indicated that while there were certain systems that were not Year 2000 compliant, there would be no disruption in the operations of its drilling rigs and marine vessels as a result of the Year 2000 problem. The Company conducted testing of its drilling rig based equipment with manufacturer representatives during the fourth quarter of 1998 which verified the Company's assessment. Changes to make certain drilling rig and marine vessel based systems Year 2000 compliant are being made in conjunction with the Company's ongoing equipment upgrades, and are scheduled to be completed in December 1999.

     The Company's non-IT systems also include telephone systems and other office based electronic equipment. With respect to office based non-IT systems, the Company's assessment indicated that it would be necessary to replace or modify some existing equipment. The Company completed the necessary replacements and modifications to its office based non-IT systems in June 1999.

     The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $700,000, including software and systems replaced in the Company's normal upgrade cycle. Approximately $550,000 has been spent in modifying and upgrading systems and equipment to date. These estimates do not include internal labor costs for employees who spend part of their time working on the Company's Year 2000 project.

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

     The Company has substantially completed its contingency planning for its Year 2000 issues. The Company's contingency planning is primarily focused on precautionary measures related to safety response requirements for operating assets, the shipment of equipment to foreign countries and rig crew changes on or around January 1, 2000.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

     The Company currently expects that activity levels will generally remain depressed during the remainder of 1999 as a result of current industry conditions and sharply curtailed spending for exploration and development programs by oil companies. As a result, the Company's financial results will continue to be adversely affected. Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which effect demand for drilling activity, the duration of such adverse market conditions cannot be accurately predicted. While recent oil price improvement has been encouraging, even if these prices persist, significantly higher average day rates for the Company's fleet as a whole will probably not be realized for several quarters. In the near term, the Company expects some improvements in day rates and utilization in domestic markets, but no improvements in international markets. Based on these factors, the Company anticipates that it will incur a net loss for 1999. However, management remains positive on the long-term outlook for the industry and for ENSCO.

     The decline experienced in the offshore drilling markets has resulted in the Company stacking certain rigs and vessels. The Company will stack its rigs and vessels if it does not believe there will be a market for the equipment in the near-term or if sufficient cash flow cannot be generated to cover cash operating costs. Currently, the Company has no plans to stack any of its North America jackup rigs. In Europe, six of the Company's seven rigs are currently idle, including one rig that recently entered the shipyard for enhancements and two rigs that were stacked during the first quarter. The Company continues to actively market the five available rigs, and has secured contracts for two of the rigs commencing in the second quarter of 2000. In the Asia Pacific region, the Company has three rigs currently not under contract. The Company has stacked two of these rigs and continues to actively market all three idle rigs. In South America, three new barge rigs are under long-term contracts with Chevron, and the Company's remaining six barge rigs are idle. The Company has stacked four of the six idle barge rigs and continues to market the remaining two idle barge rigs. In the marine transportation segment, there are currently two supply vessels and six mini-supply vessels stacked.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Information required under Item 3 has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

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
ENSCO INTERNATIONAL INCORPORATED

Date: November 9, 1999	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer