Form 10-K
period 1999-12-31
ENSCO INTERNATIONAL INC
filed 2000-03-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

1999 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 2700 Fountain Place 1445 Ross Avenue Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75202-2792 (Zip Code)
Registrant's telephone number, including area code: (214) 922-1500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.10 Preferred Share Purchase Right	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
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

As of February 22, 2000, 137,294,429 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on February 22, 2000 of $27.375) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $3,024,762,424.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statements, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 1999, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

TABLE OF CONTENTS

PAGE

PART III
ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	44

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	45
SIGNATURES	49

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig currently under construction. The Company's marine transportation fleet currently consists of 32 vessels. The Company's operations are integral to the exploration, development and production of oil and natural gas.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and rig construction. The Company acquired Penrod Holding Corporation in August 1993 and DUAL DRILLING COMPANY ("Dual") in June 1996, which added 19 rigs and 17 rigs, respectively, to the Company's current 54-rig fleet. The Company has acquired five jackup rigs since 1994, including four harsh environment jackup rigs for its North Sea fleet. Since 1993, the Company has constructed 11 barge rigs, three of which were completed in 1999 and commenced five-year term contracts. In February 2000, the Company completed construction of the ENSCO 101, an international class, harsh environment jackup rig that is currently mobilizing to the North Sea with arrival scheduled for April 2000. Construction continues on the ENSCO 7500, a dynamically positioned semisubmersible rig which is expected to be delivered during the fourth quarter of 2000.

       With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, its land rigs in 1994 and 1996 and its technical services business in 1995. Four of the Company's barge rigs constructed in 1993 were sold in 1998 pursuant to purchase options provided for in the original charter agreements.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is (214) 922-1500. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. The Company currently owns 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig, which is under construction. Of the 37 jackup rigs, 22 are located in the Gulf of Mexico, seven are located in the North Sea and seven are located in the Asia Pacific region. In addition, construction of the ENSCO 101 jackup rig was completed in February 2000, and the rig is currently mobilizing to the North Sea with arrival scheduled for April 2000. The nine barge rigs are all located in Venezuela and the seven platform rigs are all located in the Gulf of Mexico. The Company is currently constructing a semisubmersible drilling rig, the ENSCO 7500, and it expects to complete the construction during the fourth quarter of 2000. Upon satisfactory completion of construction, the ENSCO 7500 has been contracted to Burlington Resources for a three-year term.

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

Marine Transportation Operations

       The Company conducts its marine transportation operations through a wholly owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company currently has a marine transportation fleet of 32 vessels consisting of five anchor handling tug supply ("AHTS") vessels, 23 supply vessels and four mini-supply vessels. The Company owns all of the marine transportation vessels in its fleet with the exception of one 6,000 horsepower AHTS vessel, which is being leased. The Company has an option to purchase the leased vessel beginning February 2001. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

       The Company's five AHTS vessels support semisubmersible drilling rigs and large offshore construction projects or provide towing services including moving some of the Company's jackup rigs between drilling locations. The 23 supply vessels and four mini-supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. The Company's supply vessels are oftentimes supplied to customers in combination with the Company's offshore drilling rigs to present a more competitive bid.

       The Company evaluates the performance of its vessels on an ongoing basis, and seeks opportunities to sell older, less capable and less competitive vessels. The Company sold five vessels recently, including two mini-supply vessels in the fourth quarter of 1999, two mini-supply vessels in the first quarter of 2000 and one AHTS vessel in the first quarter of 2000.

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

       The current and historic backlog of unfilled business for the Company's contract drilling and marine transportation operations is shown below (in millions):

	As of February 1,
	2000	1999

Contract Drilling	$565.4	$541.0
Marine Transportation	3.9	7.2

Total	$569.3	$548.2

       Approximately $346.3 million of the backlog for contract drilling services as of February 1, 2000 will be realized after December 31, 2000. All of the marine transportation services backlog as of February 1, 2000 will be realized before December 31, 2000.

       The contract drilling backlog as of February 1, 2000 and 1999 includes approximately $190 million associated with the ENSCO 7500, the Company's dynamically positioned semisubmersible rig that is currently under construction. The ENSCO 7500 has a three-year contract with Burlington Resources ("Burlington") that is scheduled to commence upon satisfactory completion of construction. The Company expects to complete construction during the fourth quarter of 2000. However, if the rig is not delivered in accordance with the specifications agreed with Burlington prior to the contractual delivery deadline of March 24, 2001, Burlington has the right to terminate the drilling contract.

Segment Information

       The following table provides information regarding the Company's two segments, contract drilling and marine transportation, for each of the last five years in the period ended December 31, 1999:

	1999	1998	1997	1996(1)	1995
Offshore Drilling Rig Utilization and Day Rates
Utilization:
Jackup rigs
North America	93%	93%	96%	93%	90%
Europe	48%	97%	100%	88%	73%
Asia Pacific	46%	61%	79%	86%	--

Total jackup rigs	75%	88%	93%	92%	87%
Barge rigs - South America	31%	100%	100%	91%	86%
Platform rigs	51%	89%	63%	78%	--

Total	65%	90%	90%	90%	86%

Average day rates:
Jackup rigs
North America	$18,400	$43,473	$46,530	$27,793	$20,559
Europe	51,266	95,307	79,548	47,714	42,631
Asia Pacific	41,217	49,328	39,363	26,751	--

Total jackup rigs	24,286	54,242	51,438	31,505	24,813
Barge rigs - South America	35,113	22,069	22,628	22,608	19,631
Platform rigs	23,204	25,534	19,148	16,913	--

Total	$24,945	$45,112	$42,838	$28,238	$23,196

Marine Fleet Utilization and Day Rates
Utilization:
AHTS(2)	65%	67%	83%	79%	84%
Supply	74%	87%	91%	92%	84%
Mini-supply	25%	73%	95%	87%	65%

Total	62%	81%	91%	89%	79%

Average day rates:
AHTS(2)	$13,600	$15,870	$13,380	$ 9,321	$ 7,732
Supply	2,774	6,917	7,789	4,729	3,136
Mini-supply	2,019	4,041	3,997	2,972	1,985

Total	$ 4,394	$ 7,308	$ 7,687	$ 5,016	$ 3,753

(1)	Offshore Drilling Rig information includes the results of Dual rigs from the June 12, 1996 acquisition date. The Company acquired its Asia Pacific and platform rigs in the June 1996 Dual acquisition.
(2)	Anchor handling tug supply vessels.

       Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 8 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

       The Company provides its services to a broad customer base which includes major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies.

       During 1999, aggregate revenues provided to the Company's contract drilling and marine transportation operations by subsidiaries of Chevron Corporation were $45.5 million, or 13% of total revenues. Additionally, aggregate contract drilling and marine transportation revenues of $44.5 million, or 12% of total revenues, were provided to the Company by subsidiaries of ExxonMobil Corporation.

Industry Conditions and Competition

       The market for offshore drilling and marine transportation services is largely determined by the level of capital spending of the oil companies which in turn is influenced by the level of oil and gas prices. From the mid-1980s to the early 1990s, demand for offshore drilling and marine equipment was generally depressed following the collapse of oil prices in 1986 and the resulting contraction of oil company spending, while the over supply of offshore drilling and marine equipment gradually decreased, primarily due to attrition. Between 1994 and the first part of 1998, oil company spending steadily improved and, as a result, day rates and utilization for offshore drilling and marine equipment increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have lowered the cost of finding and developing oil and gas reserves. During 1998, concern over excess oil supplies, due in part to the economic slowdown in Southeast Asia, caused oil prices to decrease to levels not experienced since the mid-1980's. As a result, oil companies decreased their exploration and production budgets, which led to a decrease in demand for drilling and marine transportation services. The supply of drilling rigs exceeded the demand on a worldwide basis throughout 1999, and this resulted in a dramatic drop in the day rates and utilization of the Company's rigs and marine transportation vessels.

       As a result of the industry downturn that began in the second quarter of 1998, the Company and several of its competitors experienced early terminations of long-term contracts by customers. During the first and second quarters of 1999, the Company experienced early contract terminations on six barge rigs in Venezuela, four jackup rigs in the North Sea and one platform rig in the Gulf of Mexico. However, the contracts associated with the six barge rigs and four jackup rigs were originally scheduled to expire during 1999, and only the platform rig contract was terminated with in excess of a year remaining on its original term. At present, the Company's only contracts with remaining terms in excess of a year are associated with three barge rigs in Venezuela, two platform rigs in the Gulf of Mexico, one jackup rig in Southeast Asia and one semisubmersible rig currently under construction.

       Recent improvement in oil prices and U.S. natural gas prices have increased demand for drilling rigs and marine vessels in domestic markets, and during the fourth quarter of 1999 the Company began experiencing increases in domestic day rates. While there have been indications that industry conditions are beginning to improve in some international markets, as of this date there has been no appreciable increase in day rates for drilling rigs in international markets.

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

       Most of the Company's marine transportation operations are conducted in U.S. waters and are subject to the coastwise laws of the United States, principally, the Jones Act. Such laws reserve marine transportation between points in the United States to vessels built and documented under U.S. laws and owned and manned by U.S. citizens. From time to time, interests opposed to the Jones Act have expressed a desire to seek changes to the Jones Act. Although the Company believes it is unlikely that the Jones Act will be substantively modified or repealed, there can be no assurance that the Jones Act may not be modified or repealed. Any substantive modifications in, or the repeal of, the Jones Act could have a material adverse effect on the Company's operations and financial condition.

Environmental Matters

       The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment in the course of the Company's operations, although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

       The United States Oil Pollution Act of 1990 ("OPA 90"), as amended, and other federal statutes applicable to the Company and its operations, as well as similar state statutes in Texas, Louisiana and other coastal states, address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. These statutes and related regulations, both federal and state, impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. A failure to comply with these statutes, including without limitation, OPA 90, may subject a responsible party to civil or criminal enforcement action.

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

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 45% in both 1999 and 1998. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

       The Company's international operations also face the risk of fluctuating currency values and exchange controls. Occasionally the countries in which the Company operates have enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which match its expenditure requirements in such currencies.

       The Company currently has contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, as the Company's drilling contracts generally stipulate payment in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	59	Chairman of the Board, President, Chief Executive Officer and Director

Richard A. Wilson	62	Senior Vice President, Chief Operating Officer and Director

Marshall Ballard	57	Vice President - Business Development

William S. Chadwick, Jr.	52	Vice President - Administration and Secretary

Eugene R. Facey	52	Vice President - Operations

C. Christopher Gaut	43	Vice President - Finance and Chief Financial Officer

H. E. Malone	56	Vice President - Controller and Chief Accounting Officer

Phillip J. Saile	48	Vice President - Operations

Ogden U. Thomas, Jr.	54	Vice President - Marine Operations

Frank Williford	60	Vice President - Engineering

Richard A. LeBlanc	49	Treasurer

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

       Eugene R. Facey joined the Company in August 1996 and was elected Vice President - Operations effective April 1, 1999. Prior to his appointment, Mr. Facey served as Unit Manager for the Asia Pacific Unit. From 1990 to 1996, Mr. Facey served in various capacities as an employee of Wilrig AS and Transocean AS, most recently as Vice President International Operations. Mr. Facey holds a Bachelor of Science Degree in Civil Engineering from the University of Virginia.

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

       Phillip J. Saile joined the Company in August 1987 and was elected Vice President - Operations effective April 1, 1999. Prior to his appointment, Mr. Saile served the Company in various capacities, most recently as Unit Manager for the North America Unit. Mr. Saile holds a Bachelor of Business Administration degree from the University of Mississippi.

       Ogden U. Thomas, Jr. joined the Company in March 1988 and was elected Vice President in May 1999. Mr. Thomas has served as the President of ENSCO Marine Company, a wholly owned subsidiary of the Company since 1991.  Mr. Thomas holds a Bachelor of Business Administration degree from Nicholls State University.

       Frank B. Williford joined the Company and was elected Vice President - Engineering in February 1996. From January 1966 through January 1996, Mr. Williford served in various capacities as an employee of Sedco, Inc. and Sedco Forex, most recently as Vice President and General Manager of Engineering. Mr. Williford holds a Bachelor of Science Degree in Structural Engineering from Texas A and M University.

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

Employees

       The Company had approximately 2,650 full-time employees worldwide as of February 1, 2000. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2000:

JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Water Depth/ Rated Depth	Current Location	Current Customer

North America
ENSCO 51	1981	FG-780II-C	300'/25,000'	Gulf of Mexico	UPRC
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	Taylor Energy
ENSCO 55	1981/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	Samedan
ENSCO 60	1981/1997	Lev-111-C	300'/25,000'	Gulf of Mexico	Chevron
ENSCO 64	1973	MLT-53-S	250'/30,000'	Gulf of Mexico	Spinnaker Exploration
ENSCO 67	1976/1996	MLT-84-S	400'/30,000'	Gulf of Mexico	Remington
ENSCO 68	1976	MLT-84-S	350'/30,000'	Gulf of Mexico	Triton
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	Triton
ENSCO 81	1979	MLT-116-C	350'/25,000'	Gulf of Mexico	Texaco
ENSCO 82	1979	MLT-116-C	300'/25,000'	Gulf of Mexico	BP Amoco
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Equitable Resources
ENSCO 84	1981	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Devon
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	Apache Energy
ENSCO 88	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 90	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Texaco
ENSCO 93	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Amerada Hess
ENSCO 94	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	Chevron
ENSCO 95	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	Stone Energy
ENSCO 98	1977	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Coastal Oil and Gas
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil

Europe
ENSCO 70	1981/1996	Hitachi-300-C NS	250'/30,000'	The Netherlands	Committed(1)
ENSCO 71	1982/1995	Hitachi-300-C NS	225'/25,000'	The Netherlands	Committed(1)
ENSCO 72	1981/1996	Hitachi-300-C NS	225'/25,000'	United Kingdom	Committed(1)
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	The Netherlands	Committed(1)
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	The Netherlands	Committed(1)
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	United Kingdom	Conoco
ENSCO 100	1987/2000	MLT-150-88-C	325'/30,000'	The Netherlands	Shipyard(2)
ENSCO 101	2000	KFELS - MOD V	400'/30,000'	Mobilizing	Available(3)

Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	New Zealand	Fletcher Challenge Energy
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Singapore	Available(4)
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	Singapore	Available(4)
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	Apache Energy
ENSCO 57	1982/1997	FG-780II-C	300'/25,000'	Thailand	Unocal
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Abu Dhabi	National Drilling Company
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Pakistan	Ocean Pakistan Corporation

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Rated Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Venezuela	Chevron
ENSCO II	1999	30,000'	Venezuela	Chevron
ENSCO III	1999	30,000'	Venezuela	Chevron
ENSCO V	1982/1996	15,000'	Venezuela	Available(4)
ENSCO VI	1991/1996	15,000'	Venezuela	Available(4)
ENSCO XI	1994	25,000'	Venezuela	Stacked(4)
ENSCO XII	1994	25,000'	Venezuela	Stacked(4)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(4)
ENSCO XV	1994	25,000'	Venezuela	Stacked(4)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Rated Depth	Current Location	Current Customer

ENSCO 21	1982/1996	25,000'	Gulf of Mexico	Stacked(4)
ENSCO 22	1982/1997	25,000'	Gulf of Mexico	Stacked(4)
ENSCO 23	1980/1998	25,000'	Gulf of Mexico	Amerada Hess
ENSCO 24	1980/1998	25,000'	Gulf of Mexico	ExxonMobil
ENSCO 25	1980/1998	30,000'	Gulf of Mexico	Committed(1)
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	ExxonMobil
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	AEDC

CONSTRUCTION PROJECT - SEMISUBMERSIBLE RIG
Rig Name	Type	Water Depth	Rated Depth

ENSCO 7500(5)	Semisubmersible - Dynamically Positioned	8,000'	30,000'

Notes:
(1)	Rig is currently idle but has secured a contract or letter of intent under which drilling operations are to commence during the second quarter of 2000.
(2)	The ENSCO 100 is presently in the shipyard undergoing enhancements and upgrades which are expected to be completed in the third quarter of 2000.
(3)	Construction of the ENSCO 101 was completed in February 2000 at the Keppel FELS Shipyard in Singapore. The rig is currently mobilizing to the North Sea with arrival scheduled for April 2000.
(4)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.
(5)	The ENSCO 7500 is being constructed at Friede Goldman Halter, Inc.'s shipyard in Orange, Texas with delivery scheduled in the fourth quarter of 2000. Upon completion, the rig has a long-term contract with Burlington Resources.

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

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs are of the independent leg design. The majority of the Company's jackup units are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

       Barge rigs are towed to the drilling location and are held in place by anchors while drilling activities are conducted. The Company's barge rigs have all of the crew quarters, storage facilities and related equipment mounted on floating barges, with the drilling equipment cantilevered from the stern of the barge.

       Platform rigs are designed to be temporarily installed on permanently constructed offshore platforms. The platform rig sections are lifted onto the offshore platforms with heavy lift cranes. A platform rig typically stays at a location for a longer period of time than a jackup rig, because several wells can be drilled from a single offshore platform.

       A semisubmersible rig is a floating offshore drilling unit that has pontoons and columns that, when flooded with water, cause the unit to be partially submerged to a predetermined depth. Semisubmersibles can be held in a fixed location over the ocean floor by being either anchored to the sea bottom with mooring chains or dynamically positioned by computer-controlled propellers, or "thrusters." The Company's new semisubmersible rig, which will be capable of drilling in water depths up to 8,000 feet, will be constructed as a dynamically positioned rig, but it can be adapted for moored operations also.

       The Company owns all of the rigs in its fleet. Over the life of a typical rig, several of the major components are replaced due to normal wear and tear. All of the Company's rigs are in good condition.

Marine Transportation

       As of February 15, 2000, the Company has a marine transportation fleet of 32 vessels consisting of five anchor handling tug supply vessels, 23 supply vessels and four mini-supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. Substantially all of the Company's marine transportation vessels, which had a combined net book value of $38.0 million at December 31, 1999, are pledged as collateral to secure payment of secured term loans with an outstanding balance of $4.0 million at December 31, 1999.

       The following table provides certain information regarding the Company's current marine transportation vessel fleet:

MARINE FLEET

Vessel Type	No. Of Vessels	Year Built	Horsepower	Length	Location

KODIAK - AHTS	1	1983	12,000	225'	Gulf of Mexico
OTHER - AHTS	4	1975-1983	5,800-8,100	195'-230'	Gulf of Mexico
SUPPLY	23	1977-1985	1,800-3,500	166'-220'	Gulf of Mexico
MINI-SUPPLY	4	1981-1984	1,200	140'-146'	Gulf of Mexico

       Currently, three of the Company's supply vessels and two mini-supply vessels are stacked. The Company owns all of the marine transporation vessels in its fleet with the exception of one 6,000 horsepower AHTS vessel, which is leased. The Company has an option to purchase the leased vessel beginning in February 2001.

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company rents office space in Abu Dhabi, Australia, Malaysia, the Netherlands, New Zealand, Pakistan, Qatar, Singapore, Thailand and Venezuela.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value (the "common stock"), for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

1999 High	$14.69	$21.44	$24.81	$25.00	$ 25.00
1999 Low	$ 8.75	$12.06	$17.06	$14.88	$ 8.75

1998 High	$33.56	$30.75	$18.44	$15.75	$ 33.56
1998 Low	$23.69	$16.44	$10.38	$ 8.69	$ 8.69

       The Company's Common Stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 1, 2000, there were approximately 2,400 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends per share paid in 1999, 1998 and 1997 were $.10, $.10 and $.05, respectively. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data set forth below for the five years in the period ended December 31, 1999 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	1999		1998		1997		1996(1)		1995
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Operating revenues	$363.7		$813.2		$815.1		$468.8		$279.1
Operating expenses, excluding (D and A)	262.0		344.5		321.0		238.3		165.5
Depreciation and amortization (D and A)	98.2		83.5		104.8		81.8		58.4

Operating income	3.5		385.2		389.3		148.7		55.2
Other income (expense), net	1.7		(2.7)		(13.5)		(6.0)		(7.9)

Income from continuing operations before income taxes and minority interest	5.2		382.5		375.8		142.7		47.3
Provision (benefit) for income taxes	(2.9)		123.8		137.8		44.0		3.4
Minority interest	1.4		4.8		3.1		3.3		2.1

Income from continuing operations	6.7		253.9		234.9		95.4		41.8
Income from discontinued operations(2)	--		--		--		--		6.3

Income before extraordinary item	6.7		253.9		234.9		95.4		48.1
Extraordinary item-extinguishment of debt	--		--		(1.0)		--		--

Net income	$ 6.7		$253.9		$233.9		$ 95.4		$ 48.1

Basic earnings per share:(3)
Continuing operations	$ .0	5	$ 1.8	2	$ 1.6	7	$ .7	3	$ .3	5
Discontinued operations	--		--		--		--		.0	5
Extraordinary item	--		--		(.0	1)	--		--

Net income per share	$ .0	5	$ 1.8	2	$ 1.6	6	$ .7	3	$ .4	0

Diluted earnings per share:(3)
Continuing operations	$ .0	5	$ 1.8	1	$ 1.6	4	$ .7	2	$ .3	5
Discontinued operations	--		--		--		--		.0	5
Extraordinary item	--		--		(.0	1)	--		--

Net income per share	$ .0	5	$ 1.8	1	$ 1.6	4	$ .7	2	$ .4	0

Weighted average common shares outstanding: (3)
Basic	136.5		139.6		141.0		131.5		119.9
Diluted	137.7		140.6		142.9		133.1		120.8
Cash dividends per common share	$ .1	0	$ .1	0	$ .0	5	$ --		$ --

Consolidated Balance Sheet Data
Working capital	$ 138.0		$ 316.9		$ 316.2		$ 107.5		$ 78.9
Total assets	1,978.0		1,992.8		1,772.0		1,315.4		821.5
Long-term debt, net of current portion	371.2		375.5		400.8		258.6		159.2
Stockholders' equity	1,241.0		1,245.0		1,076.7		845.9		531.2

(1)	The Company acquired DUAL DRILLING COMPANY ("Dual") on June 12, 1996. Consolidated Statement of Income Data include the results of Dual from the acquisition date.
(2)	The Company sold its technical services segment in 1995 and the 1995 results include a gain of $5.2 million in connection with the sale.
(3)	Earnings per share and weighted average common shares outstanding amounts have been adjusted for the two-for-one stock split on September 15, 1997 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

Business Environment

       ENSCO International Incorporated (“ENSCO” or the “Company”) is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company’s operations are concentrated in the geographic regions of North America, Europe, Asia Pacific and South America.

       Demand for the Company’s services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       Concern over excess oil supplies adversely impacted oil prices during 1998 and early 1999. As a result of the decrease in oil prices, oil companies curtailed or deferred exploration and development spending, which adversely impacted industry conditions during 1999. Oil prices have been increasing since early 1999, and recently prices for West Texas Intermediate crude oil have exceeded $30.00 per barrel. The increase in oil prices is due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. Whether or not the recent increase in oil prices will be sustained is not determinable at the present time. Although higher oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing of any exploration and development spending increase and the impact on the Company’s operations and financial results are uncertain.

       The recent improvement in oil prices and U.S. natural gas prices has increased demand for drilling rigs and marine vessels in domestic markets, and the Company began experiencing increases in domestic day rates and utilization during the fourth quarter of 1999. However, an increase in demand for drilling rigs in international markets appears to be lagging the domestic markets, and the Company does not expect improvement in international markets until later in 2000.

Results of Operations

       The Company's 1999 results reflect the impact of the industry downturn that began in 1998. The Company's average day rates and utilization in 1999 were substantially lower than those achieved in 1998 and 1997. The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 1999 (in millions):

	1999	1998	1997
Operating Results
Revenues	$363.7	$813.2	$815.1
Operating expenses, excluding D and A	262.0	344.5	321.0
Depreciation and amortization (D and A)	98.2	83.5	104.8

Operating income	3.5	385.2	389.3
Other income (expense), net	1.7	(2.7)	(13.5)
Provision (benefit) for income taxes	(2.9)	123.8	137.8
Minority interest	1.4	4.8	3.1

Income before extraordinary item	6.7	253.9	234.9
Extraordinary item - extinguishment of debt	--	--	(1.0)

Net income	$ 6.7	$253.9	$233.9

The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 1999 (in millions):

	1999	1998	1997
Revenues
Contract drilling
Jackup rigs
North America	$136.4	$324.1	$357.9
Europe	60.5	217.4	173.8
Asia Pacific	49.0	78.3	80.0

Total jackup rigs	245.9	619.8	611.7
Barge rigs - South America	52.1	71.1	82.8
Platform rigs	29.6	42.6	26.4

Total contract drilling	327.6	733.5	720.9

Marine transportation
AHTS(1)	17.4	18.4	22.2
Supply	17.3	52.7	60.9
Mini-supply	1.4	8.6	11.1

Total marine transportation	36.1	79.7	94.2

Total	$363.7	$813.2	$815.1

Operating Margin(2)
Contract drilling
Jackup rigs
North America	$ 28.7	$200.9	$240.8
Europe	26.7	155.7	117.7
Asia Pacific	16.1	35.7	36.2

Total jackup rigs	71.5	392.3	394.7
Barge rigs - South America	25.0	34.6	48.7
Platform rigs	12.6	18.9	8.0

Total contract drilling	109.1	445.8	451.4

Marine transportation
AHTS(1)	6.6	8.8	12.6
Supply	(1.9)	26.0	38.0
Mini-supply	(.9)	3.5	6.4

Total marine transportation	3.8	38.3	57.0

Total	$112.9	$484.1	$508.4

(1)	Anchor handling tug supply vessels.
(2)	Defined as operating revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

       Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

       Contract Drilling.The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 1999, 1998 and 1997.

	1999	1998	1997
Jackup rigs:
North America	22	22	22
Europe	7	7	7
Asia Pacific	7	7	7

Total jackup rigs	36	36	36
Barge rigs - South America(1)	9	6	10
Platform rigs(2)	7	8	8

Total	52	50	54

(1)	The Company sold four barge rigs in October 1998 and completed construction of three new barge rigs that were added to the Company's fleet during the first and second quarters of 1999.
(2)	In April 1999, the Company completed the operating contract for a platform rig that was located off the coast of China. The platform rig was not owned by the Company, but operated under a management contract. The Company's seven remaining platform rigs are all located in the Gulf of Mexico.

       In 1999, revenues for the contract drilling segment decreased by $405.9 million, or 55%, and operating margin decreased by $336.7 million, or 76%, as compared to 1998. The decrease in revenues and operating margin is primarily due to a 55% decrease in the average day rates of the Company's jackup rigs and a decrease in the utilization of the Company's drilling rig fleet, to 65% in 1999 from 90% in 1998. Operating expenses for the contract drilling segment decreased $69.2 million, or 24%, from the prior year due to reduced utilization and the impact of cost savings measures, which included, among other things, reductions in personnel and decreases in performance based compensation and benefits.

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

   North America Jackup Rigs

       In 1999, revenues for the North America jackup rigs decreased by $187.7 million, or 58%, and operating margin decreased by $172.2 million, or 86%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 58% decrease in average day rates in 1999. Operating expenses decreased $15.5 million, or 13%, from the prior year due primarily to cost savings measures.

       In 1998, revenues for the North America jackup rigs decreased by $33.8 million, or 9%, and operating margin decreased by $39.9 million, or 17%, as compared to 1997. The decrease in revenues and operating margin is due primarily to an approximate 7% decrease in average day rates and a decrease in utilization to 93% in 1998 from 96% in 1997. In addition to the decrease in revenues, operating margin was negatively impacted by a $6.1 million increase in operating expenses in 1998, due primarily to higher wages and benefits and increased oilfield equipment and materials costs.

   Europe Jackup Rigs

       In 1999, revenues for the Europe jackup rigs decreased by $156.9 million, or 72%, and operating margin decreased by $129.0 million, or 83%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 46% decline in average day rates and to a decrease in utilization, to 48% in 1999 from 97% in 1998. Operating expenses decreased $27.9 million, or 45%, from the prior year due primarily to cost savings measures and substantially lower utilization.

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

   Asia Pacific Jackup Rigs

       In 1999, revenues for the Asia Pacific jackup rigs decreased by $29.3 million, or 37%, and operating margin decreased by $19.6 million, or 55%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 16% decline in average day rates and to a decrease in utilization, to 46% in 1999 from 61% in 1998. Operating expenses decreased $9.7 million, or 23%, from the prior year due primarily to cost savings measures and lower utilization.

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

   South America Barge Rigs

       In 1999, revenues for the South America barge rigs decreased by $19.0 million, or 27%, and operating margin decreased by $9.6 million, or 28%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to reduced utilization. Four of the ten barge rigs that operated during the prior year were sold in October 1998, and the remaining six barge rigs were idle for the majority of 1999 after experiencing early contract terminations in January 1999. The decrease in revenues and operating margin attributable to these ten barge rigs was partially offset by the operating results of three newly constructed barge rigs that commenced operations in March, April and June of 1999, and by lump-sum early contract termination payments totaling $18.4 million in January 1999. Operating expenses decreased $9.4 million, or 26%, from the prior year, as cost reductions attributable to cost savings measures, the four barge rigs sold in October 1998 and the reduced utilization of the remaining six barge rigs that operated during the prior year were only partially offset by the costs associated with the three newly constructed barge rigs.

       In 1998, revenues for the South America barge rigs decreased by $11.7 million, or 14%, and operating margin decreased by $14.1 million, or 29%, as compared to 1997. The decrease in revenues and operating margin is due primarily to the sale of four barge rigs in October 1998 whose initial contract periods expired during the second quarter of 1998.

       In October 1998, the Company sold four barge rigs to Petroleos de Venezuela ("PDVSA") in connection with contractual purchase options exercised by PDVSA. At the date of sale, the Company received cash proceeds of $49.4 million, and the Company and PDVSA reached a reservation of rights agreement for the resolution of certain contractual disputes relating to additional consideration the Company believed it was entitled to receive in connection with the sale. Based on the cash proceeds received, the Company recognized an insignificant gain in the fourth quarter of 1998 after taxes and a required payment of $4.8 million to ENSCO's minority interest holder. In December 1999, the Company reached a settlement with PDVSA for additional consideration and recognized a gain of $6.8 million, or approximately $5.2 million net after taxes and minority interest (see Note 2 to the Company's Consolidated Financial Statements).

   Platform Rigs

       In 1999, revenues from the platform rigs decreased by $13.0 million, or 31%, and operating margin decreased by $6.3 million, or 33%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 9% decline in average day rates and to a decrease in utilization, to 51% in 1999 from 89% in 1998. Operating expenses decreased $6.7 million, or 28%, from the prior year due primarily to cost savings measures and lower utilization.

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

       Marine Transportation.   At December 31, 1999, the Company had a marine transportation fleet of 35 vessels, consisting of six anchor handling tug supply ("AHTS") vessels, 23 supply vessels and six mini-supply vessels. Three of these vessels, including one AHTS vessel and two mini-supply vessels, were sold during the first quarter of 2000. The Company also sold two mini-supply vessels during the fourth quarter of 1999 (see Note 2 to the Company's Consolidated Financial Statements). During the third quarter of 1999, the Company added a 196-foot, 6,000 horsepower AHTS vessel to its fleet. The AHTS vessel is being leased, and the Company has an option to purchase the vessel beginning February 2001.

       In September 1998, one of the Company's large AHTS vessels sank while supporting drilling operations for a customer in the Gulf of Mexico. The vessel was fully insured and the Company recognized a gain on the loss of the vessel (see "Other Income (Expense)" and Note 2 to the Company's Consolidated Financial Statements). All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       In 1999, revenues for the marine transportation segment decreased by $43.6 million, or 55%, and operating margin decreased by $34.5 million, or 90%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 40% decline in average day rates and to a decrease in utilization, to 62% in 1999 from 81% in 1998. Operating expenses decreased $9.1 million, or 22%, from the prior year due primarily to cost savings measures and lower utilization.

       In 1998, revenues for the marine transportation segment decreased by $14.5 million, or 15%, and operating margin decreased by $18.7 million, or 33%, as compared to 1997. The decrease in revenues and operating margin is due primarily to a decrease in utilization, to 81% in 1998 from 91% in 1997, and a 5% decrease in average day rates. In addition, revenues decreased due to the loss of a vessel in September 1998. Operating expenses increased $4.2 million, or 11%, due primarily to increased drydocking expense and higher personnel costs.

       Depreciation and Amortization. Depreciation and amortization expense in 1999 increased $14.7 million, or 18%, as compared to 1998. The increase is due primarily to rig enhancement projects that were completed in 1998 and construction of the three new barge rigs that commenced operations in 1999, offset in part by the sale of four barge rigs in October 1998.

       In 1998, depreciation and amortization expense decreased by $21.3 million, or 20%, due primarily to a change in the estimated useful lives of the Company's drilling rigs and marine vessels effective January 1, 1998. Based on an engineering and economic study of the Company's asset base completed in the fourth quarter of 1997, the depreciable lives of the Company's drilling rigs and marine vessels were extended by an average of five to six years. The effect of this change on the Company's financial results for the year ended December 31, 1998 was to reduce depreciation expense by $35.2 million, or $.25 per basic and diluted share. The decrease in depreciation expense caused by the increase in the estimated useful lives was offset in part by the increase in the Company's asset base resulting from acquisitions in 1997 and capital additions to drilling rigs and marine vessels during 1997 and 1998.

       General and Administrative.   General and administrative expense decreased $4.2 million, or 27%, in 1999 as compared to 1998. The decrease is due primarily to a reduction of performance-based compensation and other cost savings measures.

       In 1998, general and administrative expenses increased by $1.1 million, or 8%, as compared to 1997. The increase in general and administrative expenses is due primarily to increased professional fees and higher personnel costs.

       Other Income (Expense).  Other income (expense) for each of the three years in the period ended December 31, 1999, is as follows (in millions):

	1999	1998	1997
Interest income	$13.7	$15.1	$ 7.4
Interest expense, net:
Interest expense	(31.7)	(32.5)	(22.8)
Capitalized interest	12.4	6.3	1.4

	(19.3)	(26.2)	(21.4)
Other, net	7.3	8.4	.5

	$ 1.7	$ (2.7)	$(13.5)

       Interest income decreased $1.4 million in 1999, as compared to 1998, due primarily to slightly lower average cash balances. Interest income increased $7.7 million in 1998 from 1997 due to higher average outstanding cash balances. The increase in average cash balances from 1997 to 1998 is primarily a result of increased cash flow from operations and cash received from the issuance of $300.0 million in public debt in November 1997.

       Interest expense decreased approximately $800,000 in 1999, as compared to 1998. The decrease is primarily attributable to lower average debt balances, as the Company repaid certain term loans in the first quarter of 1999 in connection with early contract terminations in South America. Interest expense increased $9.7 million in 1998, as compared to 1997. The increase resulted from higher average debt balances. The increase in average debt balances from 1997 to 1998 resulted from the issuance of $300.0 million in public debt in November 1997, offset in part by the retirement of other debt outstanding.

       Capitalized interest increased $6.1 million in 1999, as compared to 1998. The increase is primarily attributable to the ENSCO 101 and ENSCO 7500 construction projects, which began during 1998 and remained in process at December 31, 1999. Capitalized interest increased $4.9 million in 1998, as compared to 1997. The increase is primarily attributable to construction projects initiated during 1998 for three barge rigs and the ENSCO 101.

       Other, net in 1999 consists primarily of a $6.8 million gain recognized in connection with the resolution of certain contractual disputes relating to the sale of four barge rigs in October 1998 (see "Contract Drilling - South America Barge Rigs" and Note 2 to the Company's Consolidated Financial Statements). Other, net in 1998 consists primarily of a $10.0 million gain recorded on the loss of the Kodiak II marine vessel, which sank in September 1998. The gain represents the insurance proceeds in excess of the net book value of the vessel (see Note 2 to the Company's Consolidated Financial Statements).

       Provision for Income Taxes.   In 1999, the Company recorded a benefit for income taxes of $2.9 million, and in 1998 and 1997 the Company recorded income tax expense of $123.8 million and $137.8 million, respectively. The $126.7 million decrease in the income tax provision from 1998 to 1999 is primarily due to the reduced level of profitability and to the impact of restructuring certain foreign operations during 1999. The $14.0 million decrease in the income tax provision from 1997 to 1998 is primarily due to a favorable settlement of a foreign tax matter and an adjustment of prior year accruals in 1998.

Liquidity and Capital Resources

       Cash Flow from Operations and Capital Expenditures.

	Year Ended December 31,
	1999	1998	1997
	(in millions)

Cash flow from operations	$115.0	$448.7	$336.6

Capital expenditures:
New construction and acquisitions	$215.9	$127.1	$119.9
Enhancements	21.1	159.6	131.8
Sustaining	11.1	44.1	30.6

	$248.1	$330.8	$282.3

       In 1999, cash flow from operations decreased by $333.7 million, or 74%, as compared to 1998. The 1999 decrease in cash flow from operations is primarily a result of reduced operating margins and reduced cash flow from working capital changes. In 1998, cash flow from operations increased $112.1 million, or 33%, as compared to 1997. The 1998 increase in cash flow from operations was due primarily to working capital changes.

       As part of the Company's ongoing enhancement program, $312.5 million has been invested over the last three years in upgrading the capability and extending the service lives of the Company's drilling rigs and marine vessels. In addition, the Company has expanded the size of its drilling rig fleet through acquisitions and construction. In 1997, the Company acquired a harsh environment, Gorilla class, jackup rig located in the North Sea and purchased the remaining 51% interest in a previously jointly-owned jackup rig located in Southeast Asia. During 1998, the Company began construction of three barge rigs, a harsh environment jackup rig and a semisubmersible rig. Construction of the three barge rigs was completed in the first and second quarters of 1999. Construction of the harsh environment jackup rig was completed in February 2000, and completion of the semisubmersible rig construction is projected for the fourth quarter of 2000.

       Capital expenditures, including capitalized interest, related to the new construction projects will be approximately $155.0 million in 2000. In addition, management anticipates that capital expenditures will be approximately $80.0 million for upgrades and enhancements and $20.0 million for sustaining operations in 2000. The Company may spend additional funds to construct or acquire rigs or vessels in 2000 depending on market conditions and opportunities.

       Financing and Capital Resources. The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	1999	1998	1997
Long-term debt	$ 371.2	$ 375.5	$ 400.8
Total capital	1,612.2	1,620.5	1,477.5
Long-term debt to total capital	23.0%	23.2%	27.1%

       In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15-year bonds to be issued upon completion of construction. In December 1999, the Company entered into a floating rate term loan agreement (the "Facility") with a major financial institution (the "Lender") to provide interim financing during the rig construction period. Interest on amounts borrowed under the Facility will be payable semi-annually at a variable rate based on the Lender's cost of funds plus .15% (6.3% at December 31, 1999). At December 31, 1999, there were no amounts outstanding under the Facility, and the Company expects to begin drawing funds in the first quarter of 2000. Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction and repaid in 30 semi-annual payments of principal and interest. The Company currently expects to complete the rig construction in the fourth quarter of 2000.

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 1999, the Company had $185.0 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

       The Company's total capital decreased in 1999 as compared to 1998 primarily due to the payment of $13.7 million in dividends in 1999 and the decrease in long-term debt in 1999, offset in part by the profitability of the Company in 1999. The Company's total capital increased in 1998 as compared to 1997 due primarily to the profitability of the Company in 1998, offset in part by the repurchase of approximately 5.5 million shares of the Company's common stock at a cost of $74.2 million, and payment of cash dividends of $14.1 million in 1998.

       The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	1999	1998	1997
Cash and short-term investments	$165.3	$330.1	$262.2
Working capital	138.0	316.9	316.2
Current ratio	2.0	3.0	3.4

       Based on the current financial condition of the Company, management believes cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future.

       On February 14, 2000, the Company notified holders of its 9-7/8% Senior Subordinated Notes due 2004 (the "Dual Notes") of its intent to exercise its option to redeem. All outstanding Dual Notes will be redeemed on March 15, 2000, at a price equal to 103.29% of the principal amount, which equates to approximately $74.2 million (see Note 12 to the Company's Consolidated Financial Statements).

Market Risk

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At December 31, 1999, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders and Singapore dollars totaling $21.6 million. At December 31, 1999, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk (see Note 10 to the Consolidated Financial Statements).

       In 2000, the Company will have exposure to market risk in connection with the variable interest rate on amounts borrowed under the Facility, the Company's interim construction financing guaranteed by MARAD (see "Liquidity and Capital Resources - Financing and Capital Resources" and Note 3 to the Company's Consolidated Financial Statements). As the interest rate on amounts borrowed under the Facility is ultimately based on changes in LIBOR, the Company's exposure to interest rate risk due to changes in the Facility interest rate are not expected to be material.

Year 2000 Update

       Prior to January 1, 2000, the Company performed an assessment of its critical information technology (IT) and non-IT systems, corrected all deficiencies identified, and developed contingency plans for potential Year 2000 issues. To date, the Company has experienced no problems in connection with Year 2000 issues.

       The total cost to make the Company's systems and equipment Year 2000 compliant was approximately $750,000, including software and systems replaced in the Company's normal upgrade cycle. The total cost does not include internal labor costs for employees who spent part of their time working on the Company's Year 2000 project.

Outlook and Forward-Looking Statements

       Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, timing of the improvement in industry conditions experienced during 1999 cannot be accurately predicted. Whether recent oil price levels will be sustained is not determinable at the present time, and even if current price levels persist, significantly higher average day rates for the Company's fleet as a whole will probably not be realized for several quarters.

       Improved oil prices and U.S. natural gas prices increased demand for drilling rigs and marine vessels in domestic markets during the latter part of 1999, and the Company experienced an increase in domestic day rates in the fourth quarter of 1999. In the near term, the Company believes that improvements in day rates in domestic markets will generally continue.

       Although there have been early signs that demand for drilling rigs in international markets may be beginning to improve, as of this date there has been no appreciable improvement in day rates in international markets. Providing that current oil price levels are sustained, management expects a recovery in international markets to commence during the latter part of 2000.

       The Company stacked certain rigs and vessels during 1999 as a result of industry conditions. The Company's policy is to stack its rigs and vessels if it does not believe there will be a market for the equipment in the near term or if sufficient cash flow cannot be generated to cover cash operating costs. The Company did not stack, and has no plans to stack, any of its North America jackup rigs. In Europe, the Company stacked rigs in 1999 as a result of early terminations of long-term contracts. Six of the Company's rigs currently located in the Europe region are idle. However, five of the six idle rigs have secured contracts or letters of intent to commence drilling operations during the second quarter of 2000, and the remaining idle rig is in the shipyard undergoing enhancements and upgrades, which the Company expects to complete in the third quarter of 2000. In addition, construction of the ENSCO 101 was completed in Singapore in February 2000, and the rig is currently mobilizing to the North Sea, with arrival scheduled for April 2000. Currently, the ENSCO 101 is not under contract, and the Company is actively marketing the rig. In the Asia Pacific region, the Company has two rigs that are currently idle, both of which are being actively marketed. The Company has six idle barge rigs in South America, four of which are stacked and two of which continue to be marketed. In the marine transportation segment, there are currently three supply vessels and two mini-supply vessels stacked. The Company anticipates recommissioning and marketing the three supply vessels in the second half of 2000.

       During 1998, the Company began construction of the ENSCO 7500, a dynamically positioned semisubmersible rig. The ENSCO 7500 has an approximate $190 million, three-year contract with Burlington Resources ("Burlington") that is scheduled to commence upon satisfactory completion of construction. The Company expects to complete construction during the fourth quarter of 2000. Construction of a semisubmersible rig such as the ENSCO 7500 involves complex design and engineering, as well as extensive equipment and supply delivery coordination throughout the construction period. It is not unusual for shipyards to encounter design and engineering changes, equipment delivery schedule changes, and other factors that impact the ability to complete construction in accordance with original contractual budgets and delivery schedules. The shipyard constructing the ENSCO 7500 has recently experienced cost overruns and delays on other rig construction projects, including certain barge rigs built for the Company. To date, the Company has not experienced significant cost overruns or unanticipated delays in connection with the ENSCO 7500 construction. However, if construction delays should occur and the ENSCO 7500 is not delivered in accordance with the specifications agreed with Burlington prior to the delivery deadline under the Burlington contract of March 24, 2001, Burlington has the right to terminate the contract. Termination of the Burlington contract could have a material adverse effect on the Company's operating results.

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

New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. ENSCO will adopt this accounting standard as required by January 1, 2001.

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

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the independent accountants. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that, as of December 31, 1999, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 24, 2000, except as to Note 12, which is as of February 14, 2000

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
	1999		1998		1997
REVENUES
Contract drilling	$327.6		$733.5		$720.9
Marine transportation	36.1		79.7		94.2

	363.7		813.2		815.1

OPERATING EXPENSES
Contract drilling	218.5		287.7		269.5
Marine transportation	32.3		41.4		37.2
Depreciation and amortization	98.2		83.5		104.8
General and administrative	11.2		15.4		14.3

	360.2		428.0		425.8

OPERATING INCOME	3.5		385.2		389.3

OTHER INCOME (EXPENSE)
Interest income	13.7		15.1		7.4
Interest expense, net	(19.3)		(26.2)		(21.4)
Other, net	7.3		8.4			.5

	1.7		(2.7)		(13.5)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5.2		382.5		375.8
PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes	(22.4)		73.2		82.1
Deferred income taxes	19.5		50.6		55.7

	(2.9)		123.8		137.8
MINORITY INTEREST	1.4		4.8		3.1

INCOME BEFORE EXTRAORDINARY ITEM	6.7		253.9		234.9
EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT		--		--	(1.0)

NET INCOME	$ 6.7		$253.9		$233.9

BASIC EARNINGS PER SHARE
Income before extraordinary item	$ .0	5	$ 1.8	2	$ 1.6	7
Extraordinary item	-	-	-	-	(.0	1)

Net income	$ .0	5	$ 1.8	2	$ 1.6	6

DILUTED EARNINGS PER SHARE
Income before extraordinary item	$ .0	5	$ 1.8	1	$ 1.6	4
Extraordinary item	-	-	-	-	(.0	1)

Net income	$ .0	5	$ 1.8	1	$ 1.6	4

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	136.5		139.6		141.0
Diluted	137.7		140.6		142.9
CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions, except par value amounts)
	December 31,
	1999	1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 144.4	$ 330.1
Short-term investments	20.9	--
Accounts receivable, net	85.3	118.4
Prepaid expenses and other	22.2	27.8

Total current assets	272.8	476.3

PROPERTY AND EQUIPMENT, AT COST	2,077.5	1,799.2
Less accumulated depreciation	500.4	409.8

Property and equipment, net	1,577.1	1,389.4

OTHER ASSETS, NET	128.1	127.1

	$1,978.0	$1,992.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8.1	$ 9.1
Accrued liabilities	122.7	126.7
Current maturities of long-term debt	4.0	23.6

Total current liabilities	134.8	159.4

LONG-TERM DEBT	371.2	375.5
DEFERRED INCOME TAXES	199.5	180.0
OTHER LIABILITIES	14.3	17.1
MINORITY INTEREST	17.2	15.8
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
155.9 million and 155.6 million shares issued	15.6	15.6
Additional paid-in capital	850.3	846.1
Retained earnings	531.4	538.4
Restricted stock (unearned compensation)	(6.3)	(7.7)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million and 18.5 million shares	(148.9)	(146.3)

Total stockholders' equity	1,241.0	1,245.0

	$1,978.0	$1,992.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
	Year Ended December 31,
	1999	1998	1997
OPERATING ACTIVITIES
Net income	$ 6.7	$253.9	$233.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	98.2	83.5	104.8
Deferred income tax provision	19.5	50.6	55.7
Amortization of other assets	10.0	10.1	8.6
Gain on asset dispositions	(7.9)	(10.6)	(1.6)
Other	1.6	4.5	.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	33.1	38.8	(46.7)
(Increase) decrease in prepaid expenses and other	(2.5)	1.0	(33.3)
Increase (decrease) in accounts payable	(1.0)	1.3	(9.1)
Increase (decrease) in accrued and other liabilities	(42.7)	15.6	23.4

Net cash provided by operating activities	115.0	448.7	336.6

INVESTING ACTIVITIES
Additions to property and equipment	(248.1)	(330.8)	(282.3)
Net proceeds from disposition of assets	10.5	68.4	2.1
Purchase of short-term investments	(20.9)	--	--
Other	--	--	.6

Net cash used by investing activities	(258.5)	(262.4)	(279.6)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(23.7)	(30.6)	(160.0)
Net proceeds from public debt offering	--	--	287.8
Repurchase of common stock	--	(74.2)	--
Cash dividends paid	(13.7)	(14.1)	(7.1)
Tax benefit from stock compensation	1.2	.6	5.2
Deferred financing costs	(6.3)	(.7)	(.5)
Other	.3	.6	(.9)

Net cash provided (used) by financing activities	(42.2)	(118.4)	124.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(185.7)	67.9	181.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	330.1	262.2	80.7

CASH AND CASH EQUIVALENTS, END OF YEAR	$144.4	$330.1	$262.2

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

       ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. All of the Company's domestic and foreign operations are conducted through wholly-owned subsidiaries, with the exception of certain portions of the Company's Venezuelan operations in which the Company holds an 85% interest and a private Venezuelan company owns the remaining 15%. On February 10, 2000, the Company purchased the remaining 15% interest in portions of its Venezuela operations from the private Venezuelan company (see Note 12 "Subsequent Events").

       The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 8 "Segment Information" for additional information concerning the Company's operations by segment and geographic region).

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

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process applicable to foreign subsidiaries are reflected in the consolidated statement of income. Translation gains and losses were insignificant for all years in the three year period ended December 31, 1999. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity.

   Cash Equivalents

       The Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

   Short-Term Investments

       Short-term investments are comprised of highly liquid investments having maturities of greater than three months but less than one year at the date of purchase. Short-term investments at December 31, 1999, consisted of high-grade commercial paper.

   Property and Equipment

       Depreciation of drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight line method over estimated useful lives ranging from 4 to 22 years. Depreciation of drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 12 to 24 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Depreciation of other equipment and of buildings and improvements is computed using the straight line method over estimated useful lives ranging from 2 to 6 years and 2 to 30 years, respectively.

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

   Goodwill

       Goodwill arising from acquisitions is amortized on the straight-line basis over periods ranging from 10 to 40 years. Amortization of goodwill was $3.3 million, $3.3 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Goodwill, net of accumulated amortization, was $110.1 million and $113.4 million at December 31, 1999 and 1998, respectively, and is included in Other Assets, Net. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $13.9 million and $10.6 million, respectively.

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

   Minority Interest

       Certain portions of the Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"), in which the Company owns an 85% equity interest. Minority interest expense for the three years in the period ended December 31, 1999 reflects the minority shareholder's 15% equity interest in Caribbean. The minority shareholder is also entitled to an additional 15% of the net proceeds from any future sale of six barge rigs currently owned by Caribbean.

       On February 10, 2000, the Company purchased the minority shareholder's interest in Caribbean and Caribbean became a wholly-owned subsidiary of the Company (see Note 12 "Subsequent Events").

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

   Earnings Per Share

       For each of the three years in the period ended December 31, 1999, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Year Ended December 31,
	1999	1998	1997

Weighted average common shares outstanding (basic)	136.5	139.6	141.0
Potentially dilutive common shares:
Restricted stock grants	.3	.3	.5
Stock options	.9	.7	1.4

Weighted average common shares outstanding (diluted)	137.7	140.6	142.9

       Options to purchase 1.7 million shares of common stock in 1999 and 1.6 million shares of common stock in 1998 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. No options to purchase common stock were excluded from the computation of diluted earnings per share in 1997. All earnings per share amounts and weighted average common shares outstanding have been adjusted to reflect the two-for-one stock split on September 15, 1997 (see Note 4 "Stockholders' Equity").

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

2.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1999 and 1998 consists of the following (in millions):

	1999	1998
Drilling rigs and equipment
Drilling rigs and equipment	$1,678.8	$1,522.3
Marine vessels	90.1	87.7
Other	26.7	25.8
Work in progress	281.9	163.4

	$2,077.5	$1,799.2

       In the fourth quarter of 1999, the Company sold two mini-supply vessels for aggregate proceeds of $1.9 million and recognized a net gain of approximately $500,000 on the sales.

       In October 1998, the Company sold four barge rigs to Petroleos de Venezuela ("PDVSA") in connection with contractual purchase options exercised by PDVSA. At the date of sale, the Company received cash proceeds of $49.4 million, and the Company and PDVSA reached a reservation of rights agreement for the resolution of certain contractual disputes relating to additional consideration the Company believed it was entitled to receive in connection with the sale. Based on the cash proceeds received, the Company recognized an insignificant gain in the fourth quarter of 1998 after consideration of taxes and a required payment of $4.8 million to ENSCO's minority interest holder. In December 1999, the Company settled the contractual disputes with PDVSA for additional consideration and recognized a gain of $6.8 million, or approximately $5.2 million net after taxes and minority interest ($.04 per basic and diluted share). The $6.8 million gain is recorded in "Other, net" under Other Income (Expense) in the Consolidated Statement of Income for the year ended December 31, 1999.

       In September 1998, one of the Company's large anchor handling tug supply vessels, the Kodiak II, sank while supporting drilling operations for a customer in the Gulf of Mexico. The Company received insurance proceeds of $21.0 million on the loss of the vessel, resulting in a financial statement gain of $10.0 million ($6.5 million net of tax or $.05 per basic and diluted share). The gain represents the insurance proceeds in excess of the retired net book value of the vessel and is recorded in "Other, net" under Other Income (Expense) in the Consolidated Statement of Income for the year ended December 31, 1998.

       During 1998, the Company began construction of three barge rigs, a harsh environment jackup rig and a semisubmersible rig. Construction of the three barge rigs was completed in the first and second quarters of 1999. Construction of the harsh environment jackup rig was completed in February 2000, and completion of the semisubmersible rig construction is projected in the fourth quarter of 2000. Additions to property and equipment for these projects totaled $253.5 million and $136.9 million in 1999 and 1998, respectively. The Company's additions to property and equipment in 1999 and 1998 also include $20.4 million and $162.9 million, respectively, in connection with major modifications and enhancements of rigs and vessels.

3.  LONG-TERM DEBT

       Long-term debt at December 31, 1999 and 1998 consists of the following (in millions):

1999	1998

6.75% Notes due 2007	$149.2	$149.1
7.20% Debentures due 2027	148.2	148.1
9.875% Senior Subordinated Notes due 2004	73.8	74.2
Secured term loans (non-recourse to the Company)	-	-	19.6
Secured term loans	4.0	8.1

375.2	399.1
Less current maturities	(4.0)	(23.6)

Total long-term debt	$371.2	$375.5

       In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15-year bonds to be issued upon completion of construction. In December 1999, the Company entered into a floating rate term loan agreement (the "Facility") with a major financial institution (the "Lender") to provide interim financing during the rig construction period. Interest on amounts borrowed under the Facility will be payable semi-annually at a variable rate based on the Lender's cost of funds plus .15% (6.3% at December 31, 1999). At December 31, 1999, there were no amounts outstanding under the Facility, and the Company expects to begin drawing funds in the first quarter of 2000. Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction and repaid in 30 semi-annual payments of principal and interest. The Company currently expects to complete the rig construction in the fourth quarter of 2000.

    Revolving Credit Agreement

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement are based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement which include the Company meeting a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 1999, there were no amounts outstanding under the Credit Agreement. The Credit Agreement matures in May 2003.

    Notes due 2007 and Debentures due 2027

       In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the “Notes”) and $150.0 million of 7.20% Debentures due November 15, 2027 (the “Debentures”). Interest on the Notes and the Debentures is payable semiannually on May 15 and November 15. The Notes and the Debentures were issued pursuant to a $500.0 million universal shelf registration statement filed with the Securities and Exchange Commission in October 1997. The net proceeds from the offering totaled approximately $287.8 million after selling and underwriting discounts and the settlement of interest rate hedges. Approximately $75.0 million of the net proceeds were used to retire the Company’s revolving credit facility in November 1997 and $103.2 million of the net proceeds were used to acquire a harsh environment, Gorilla class, jackup rig in December 1997. The company recorded an extraordinary charge of $1.0 million, net of income taxes, upon retirement of the revolving credit facility.

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

    Senior Subordinated Notes due 2004

       In connection with the acquisition of DUAL DRILLING COMPANY ("Dual") in June 1996, the Company assumed Dual's 9.875% Senior Subordinated Notes due 2004 (the "Dual Notes"). The carrying value of the Dual Notes in the Consolidated Financial Statements at December 31, 1999 and 1998 includes the unamortized premium assigned in 1996 as a result of purchase accounting. The Dual Notes are unsecured obligations and are guaranteed by certain of the former Dual subsidiaries. The Dual Notes' indenture contains certain restrictive covenants relating to debt, restricted payments, disposition of proceeds of asset sales, transactions with affiliates, limitations on the payment of dividends and other payment restrictions, limitations on sale/leaseback transactions and restrictions on mergers, consolidations and transfers of assets. Interest on the Dual Notes is payable semiannually and the Dual Notes are redeemable at the option of the Company, in whole or in part. The Dual Notes are redeemable at prices decreasing annually from 103.29% of the face amount on January 15, 2000, to 101.64% of the face amount on January 15, 2001, to par on January 15, 2002 and thereafter.

       On February 14, 2000, the Company notified holders of the Dual Notes of its intent to exercise its option to redeem (see Note 12 "Subsequent Events").

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

    Secured term loans

       In October 1993, the Company entered into a $25.0 million loan agreement with a financial institution. The seven-year secured term loan bears interest at a fixed rate of 7.91% per annum, repayable in 28 equal quarterly installments ending October 2000. In September 1998, the Company repaid approximately $1.3 million of outstanding debt under the loan agreement, in addition to scheduled maturities, representing the outstanding portion of the debt related to the Kodiak II which sank in September 1998. The term loan is collateralized by certain of the Company's marine transportation vessels which had a combined net book value of $35.0 million at December 31, 1999. The loan agreement requires that the Company maintain a specified minimum tangible net worth and that the Company not exceed a certain ratio of liabilities to tangible net worth.

       In December 1995, in connection with the purchase of four supply vessels that were previously leased, the Company entered into a $4.7 million loan agreement with the seller. The five-year secured term loan bears interest at a fixed rate of 7.75% per annum, repayable in 20 equal quarterly installments ending December 2000. The term loan is collateralized by the four supply vessels purchased which had a combined net book value of $3.0 million at December 31, 1999.

    Maturities

       Maturities of long-term debt, excluding amortization of discount or premium, are as follows: $4.0 million in 2000, none in 2001 through 2003, $73.8 million in 2004 and $297.4 million thereafter.

4.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends per share paid in 1999, 1998 and 1997 were $.10, $.10 and $.05, respectively.

       During 1998, the Company repurchased 5.5 million shares of its common stock at a cost of approximately $74.2 million (an average cost of $13.50 per share).

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

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1999 is as follows (shares in thousands, dollars in millions):

								Restricted
				Additional				Stock
	Common Stock			Paid-In		Retained		(Unearned		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Stock
										$
BALANCE, December 31, 1996	77,175	$ 7.7		$835.4		$ 71.8		$(4.9)		$ (63.0)
Net income	--	-	-	-	-	233.9		-	-	-	-
Cash dividends paid	--	-	-	-	-	(7.1)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	505.1			8.4		-	-	(3.1)		(7.8)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.2		-	-
Tax benefit from stock
compensation	--	-	-	5.2		-	-	-	-	-	-
Two-for-one stock split	77,494	7.7		(7.7)		-	-	-	-	-	-

BALANCE, December 31, 1997	155,174	15.5		841.3		298.6		(6.8)		(70.8)
Net income	--	-	-	-	-	253.9		-	-	-	-
Cash dividends paid	--	-	-	-	-	(14.1)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	402.1			4.2		-	-	(2.3)		1.3
Repurchase of common stock	--	-	-	-	-	-	-	-	-	(74.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-
Tax benefit from stock
compensation	--	-	-		.6	-	-	-	-	-	-

BALANCE, December 31, 1998	155,576	15.6		846.1		538.4		(7.7)		(146.3)
Net income	--	-	-	-	-	6.7		-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	334	-	-	3.0		-	-		(.1)	(2.6)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.5		-	-
Tax benefit from stock
compensation	--	-	-	1.2		-	-	-	-	-	-

BALANCE, December 31, 1999	155,910	$15.6		$850.3		$531.4		$(6.3)		$(148.9)

       At December 31, 1999 and 1998, the outstanding shares of the Company's common stock, net of treasury shares, were 137.2 million and 137.1 million, respectively.

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

5.  EMPLOYEE BENEFIT PLANS

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

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	1999	1998	1997
Risk-free interest rate	5.1%	5.5%	6.4%
Expected life (in years)	4.3	4.5	4.0
Expected volatility	44.2%	38.9%	36.0%
Dividend yield	1.1%	.5%	-	-

The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in millions, except per share amounts):

	1999			1998				1997
	As Reported	Pro forma		As Reported		Pro forma		As Reported		Pro forma

Net income	$6.7	$1.9		$253.9		$249.6		$233.9		$230.9
Basic net income per share	.05	.0	1	1.8	2	1.7	9	1.6	6	1.6	4
Diluted net income per share	.05	.0	1	1.8	1	1.7	8	1.6	4	1.6	2

       These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

       A summary of stock option transactions under the 1998 Plan, Directors Plan and the ENSCO Incentive Plan is as follows (shares in thousands):

	1999		1998		1997
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,922	$18.44	3,105	$17.36	2,301	$ 8.83
Granted	2,176	9.19	125	21.22	1,583	24.74
Exercised	(319)	8.63	(268)	7.10	(721)	6.39
Forfeited	(43)	15.92	(40)	19.04	(58)	16.59

Outstanding at end of year	4,736	$14.87	2,922	$18.44	3,105	$17.36

Exercisable at end of year	1,718	$17.61	1,307	$15.11	773	$ 9.38
Weighted average fair value of
options granted during the year		$ 3.60		$ 8.27		$ 9.34

The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/99	Contractual Life	Exercise Price	at 12/31/99	Exercise Price

$ 8 - $ 9	2,671	3.4 years	$ 8.82	570	$ 8.16
13 - 16	243	1.4 years	14.87	181	14.91
16 - 20	252	2.9 years	17.04	142	16.83
22 - 25	1,501	2.4 years	24.66	773	24.61
25 - 32	69	3.0 years	28.48	52	28.76

	4,736	2.9 years	$14.87	1,718	$17.61

       At December 31, 1999, 8.9 million shares were available for grant as options or incentive grants under the 1998 Plan and 456,000 shares were available for grant as options under the Directors Plan.

   Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company’s growth and development and to its long-term success, are eligible for incentive stock grants under the 1998 Plan and previously under the ENSCO Incentive Plan. Shares of common stock subject to incentive grants vest on such a basis as determined by a committee of the Board of Directors. Through 1999, incentive stock grants for 2.7 million shares of common stock were granted, of which 1.9 million were vested at December 31, 1999. During 1999, 1998 and 1997, incentive stock grants for 10,000 shares, 130,000 shares and 100,000 shares, respectively, were granted. The remaining outstanding incentive stock grants vest as follows: 211,000 shares in 2000, 51,500 shares in years 2001 through 2004, 39,500 shares in 2005, 29,000 shares in 2006, 24,000 shares in 2007, 14,000 shares in 2008 and 1,000 shares in 2009.

    Savings Plan

        The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company’s common stock. The Company recorded no profit sharing contribution provision for the year ended December 31, 1999, and profit sharing contributions of $8.9 million and $8.4 million were recorded for the years ended December 31, 1998 and 1997, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company’s Board of Directors. Matching contributions totaled $2.6 million, $2.6 million and $2.1 million in 1999, 1998 and 1997, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

        The Company’s Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company’s Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant’s contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $117,000 in 1999, $118,000 in 1998 and $56,000 in 1997. A SERP liability of $2.6 million and $1.3 million is included in Other Liabilities at December 31, 1999 and 1998, respectively.

6. INCOME TAXES

       The Company had a loss of $40.1 million and income of $240.2 million and $240.5 million from its operations before income taxes in the United States and income of $45.3 million, $142.3 million and $135.3 million from its operations before income taxes in foreign countries for the years ended December 31, 1999, 1998 and 1997, respectively.

       The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1999 are as follows (in millions):

1999	1998	1997

Current:
Federal	$(28.9)	$ 41.5	$ 61.2
State	-	-	1.0	1.3
Foreign	6.5	30.7	19.6

(22.4)	73.2	82.1

Deferred:
Federal	17.3	56.1	42.9
Foreign	2.2	(5.5)	12.8

19.5	50.6	55.7

Total income tax expense (benefit)	$ (2.9)	$123.8	$137.8

Significant components of deferred income tax assets (liabilities) as of December 31, 1999 and 1998 are comprised of the following (in millions):
1999	1998

Deferred tax assets:
Net operating loss carryforwards	$ 9.9	$ 15.3
Foreign tax credit carryforwards	10.3	7.7
Liabilities not deductible for tax purposes	3.9	3.3
Accrued benefits	1.1	2.3
Safe harbor leases	.3	2.2
Other	1.7	3.2

Total deferred tax assets	27.2	34.0

Deferred tax liabilities:
Property	(208.8)	(192.0)
Maritime capital construction fund	(7.0)	(5.3)
Tax gain recognized on transfer of assets	-	-	(3.2)
Other	(5.9)	(8.5)

Total deferred tax liabilities	(221.7)	(209.0)

Net deferred tax liabilities	$(194.5)	$(175.0)

Net current deferred tax asset	$ 5.0	$ 5.0
Net noncurrent deferred tax liability	(199.5)	(180.0)

Net deferred tax liability	$(194.5)	$(175.0)

The consolidated effective income tax rate for each of the three years in the period ended December 31, 1999, differs from the United States statutory income tax rate as follows:

1999	1998	1997

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(91.5)	3.1	(0.5)
Goodwill amortization	22.4	0.3	0.3
Adjustment of prior year accruals	-	-	(2.4)	-	-
Other	(21.7)	(3.6)	1.9

Effective income tax rate	(55	.8)%	32.4%	36.7%

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $28.3 million and foreign tax credit carryforwards of $10.3 million. If not utilized, the net operating loss carryforwards expire from 2003 through 2011 and the foreign tax credit carryforwards expire from 2001 through 2004. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards are subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 1999 were generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant to the financial statements of the Company.

7.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $3.3 million in 1999, $4.6 million in 1998 and $3.9 million in 1997. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $3.6 million in 2000; $2.9 million in 2001; $2.2 million in 2002; $900,000 in 2003; $160,000 in 2004 and none thereafter.

    ENSCO 7500

       During 1998, the Company began construction of the ENSCO 7500, a dynamically positioned semisubmersible rig. The ENSCO 7500 has an approximate $190 million, three-year contract with Burlington Resources ("Burlington") that is scheduled to commence upon satisfactory completion of construction. The Company expects to complete construction during the fourth quarter of 2000. However, if the rig is not delivered in accordance with the specifications agreed with Burlington prior to the contractual delivery deadline of March 24, 2001, Burlington has the right to terminate the drilling contract.

   Other

       At December 31, 1999, there were no other contingencies, claims or lawsuits against the Company which, in the opinion of management, would have a material adverse effect on its financial condition or results of operations.

8.  SEGMENT INFORMATION

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At December 31, 1999, the Company's contract drilling segment owned and operated a fleet of 52 offshore drilling rigs, including 36 jackup rigs, nine barge rigs and seven platform rigs. At December 31, 1999, the Company's marine transportation segment owned or operated a fleet of 35 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Assets and depreciation expense of the Company's corporate office are not allocated to the operating segments. Segment information for each of the three years in the period ended December 31, 1999 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Corporate		Total
1999
Revenues	$ 327.6	$ 36.1	$ -	-	$ 363.7
Operating income (loss)	7.4	(2.2)	(1.7)		3.5
Assets	1,811.6	72.7	93.7		1,978.0
Capital expenditures	246.5	.9		.7	248.1
Depreciation and amortization	91.4	5.1	1.7		98.2
1998
Revenues	$ 733.5	$ 79.7	$ -	-	$ 813.2
Operating income (loss)	354.5	32.2	(1.5)		385.2
Assets	1,660.6	72.2	260.0		1,992.8
Capital expenditures	315.4	13.0	2.4		330.8
Depreciation and amortization	77.2	4.8	1.5		83.5
1997
Revenues	$ 720.9	$ 94.2	$ -	-	$ 815.1
Operating income (loss)	341.7	48.2		(.6)	389.3
Assets	1,424.7	77.3	270.0		1,772.0
Capital expenditures	268.8	9.7	3.8		282.3
Depreciation and amortization	96.7	7.4		.7	104.8

       The Company's operations are concentrated in four geographic regions: North America, Europe, Asia Pacific and South America. In North America, the Company's operations consist of 22 jackup rigs, seven platform rigs and 35 oilfield support vessels, all located in the U.S. waters of the Gulf of Mexico. The Company's European operations consist of seven jackup rigs currently deployed in the United Kingdom and the Netherlands territorial waters of the North Sea. In Asia Pacific, the Company's operations consist of seven jackup rigs deployed in various locations. In South America, the Company's operations consist of nine barge rigs all located on Lake Maracaibo, Venezuela. The Company attributes revenues and assets to geographic locations based on the location of a drilling rig or marine vessel. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if ultimate location of operation is undetermined.

       Information by country for those countries that account for more than 10% of total revenues or 10% of the Company’s long-lived assets is as follows (in millions):

Revenues	Long-lived Assets
1999	1998	1997	1999	1998	1997
$
United States	$201.7	$444.9	$475.3	$ 625.3	$ 544.2	$ 458.9
Netherlands	20.5	142.2	121.0	334.9	146.4	150.3
Venezuela	52.1	71.1	82.8	198.6	161.3	125.9
Singapore	-	-	-	-	-	-	143.2	153.7	.7
Other foreign countries	89.4	155.0	136.0	275.1	383.8	441.3

Total	$363.7	$813.2	$815.1	$1,577.1	$1,389.4	$1,177.1

       Revenues from two customers in 1999 were $45.5 million, or 13% of consolidated revenues, and $44.5 million, or 12% of consolidated revenues. Revenues from these customers in 1998 and 1997 did not exceed 10% of the Company's consolidated revenue. Revenues from a third customer were $142.2 million or 17% of consolidated revenues in 1998, and $121.0 million or 15% of consolidated revenues in 1997. Revenues from a fourth customer were $82.8 million or 10% of consolidated revenues in 1997.

9.  TRANSACTIONS WITH RELATED PARTIES

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

10.  SUPPLEMENTAL FINANCIAL INFORMATION

       Consolidated Balance Sheet Information. Accounts receivable, net at December 31, 1999 and 1998 consists of the following (in millions):

1999	1998

Trade	$58.7	$115.6
Income tax refunds	24.8	-	-
Other	6.2	8.4

89.7	124.0
Allowance for doubtful accounts	(4.4)	(5.6)

$85.3	$118.4

Prepaid expenses and other at December 31, 1999 and 1998 consists of the following (in millions):

	1999	1998

Deferred tax asset	$ 5.0	$ 5.0
Prepaid expenses	7.2	6.5
Inventory	5.1	4.2
Deposits	.4	5.7
Other	4.5	6.4

	$22.2	$27.8

Accrued liabilities at December 31, 1999 and 1998 consists of the following (in millions):

	1999	1998

Operating expenses	$ 14.3	$ 16.1
Payroll	9.3	25.7
Taxes	33.0	49.0
Insurance	2.7	1.8
Deferred revenue	.1	6.2
Accrued interest	7.3	6.2
Accrued capital additions	55.9	19.0
Other	.1	2.7

	$122.7	$126.7

Consolidated Statement of Income Information. Maintenance and repairs expense for the years ended December 31, 1999, 1998 and 1997 is as follows (in millions):

	1999	1998	1997

Maintenance and repairs	$31.5	$42.0	$38.3

Consolidated Statement of Cash Flows Information. Cash paid for interest and income taxes for each of the three years in the period ended December 31, 1999 is as follows (in millions):

	1999	1998	1997

Interest, net of amounts capitalized	$16.8	$29.5	$20.4
Income taxes	15.8	51.7	69.2

       The Company capitalized interest of approximately $12.4 million in 1999, $6.3 million in 1998, and $1.4 million in 1997.

       Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in millions):

	1999		1998
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.2	$139.8	$149.1	$152.5
7.20% Debentures	148.2	133.2	148.1	145.8
9.875% Senior Subordinated Notes	73.8	74.2	74.2	75.6
Other long-term debt, including current maturities	4.0	4.0	27.7	27.8

       The estimated fair values were determined as follows:

       Notes, Debentures and Senior Subordinated Notes - Quoted market price.

       Other long-term debt - Interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 1999 and 1998. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 1999 and 1998 was insignificant.

       Concentration of Credit Risk. The Company provides services to the offshore oil and gas industry and the Company's customers consist primarily of major and independent oil and gas producers as well as government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, which to date have been within management's expectations. The Company's cash and cash equivalents are maintained in major banks and high-grade investments. As a result, the Company believes the credit risk in such instruments is minimal.

11.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 1999 and 1998 is as follows (in millions, except per share amounts):

		First		Second		Third	Fourth
		Quarter		Quarter		Quarter	Quarter			Year
1999
Revenues Contract drilling		$117.5		$ 71.0		$ 67.6	$ 71.5			$327.6
Marine transportation		10.2		8.4		8.8	8.7			36.1

		127.7		79.4		76.4	80.2			363.7

Direct operating expenses
Contract drilling		58.9		54.3		53.9	51.4			218.5
Marine transportation		8.6		8.0		8.2	7.5			32.3

		67.5		62.3		62.1	58.9			250.8

Operating margin		60.2		17.1		14.3	21.3			112.9
Depreciation and amortization		23.6		24.9		25.2	24.5			98.2
General and administrative		2.9		2.9		2.8	2.6			11.2

Operating income (loss)		33.7		(10.7)		(13.7)	(5.8)			3.5
Interest income		4.1		3.5		3.1	3.0			13.7
Interest expense, net		5.4		4.8		4.6	4.5			19.3
Other income (expense)		(.1)	-	-	-	-	7.4			7.3

Income before income taxes and minority interest		32.3		(12.0)		(15.2)		.1		5.2
Provision (benefit) for income taxes		11.3		(1.7)		(3.9)	(8.6)			(2.9)
Minority interest		1.0		(.5)		(.3)	1.2			1.4

Net income		$ 20.0		$ (9.8)		$ (11.0)	$ 7.5			$ 6.7

Earnings (loss) per share
Basic	$ .1	5	$ (.0	7)	$ (.0	8)	$ .0	5	$ .0	5
Diluted	.1	5	(.0	7)	(.0	8)	.0	5.0		5

1998
Revenues Contract drilling	$220.8	$211.2	$161.7	$139.8	$733.5
Marine transportation	25.6	22.8	18.1	13.2	79.7

246.4	234.0	179.8	153.0	813.2

Direct operating expenses
Contract drilling	73.4	73.2	70.0	71.1	287.7
Marine transportation	10.3	10.4	10.5	10.2	41.4

83.7	83.6	80.5	81.3	329.1

Operating margin	162.7	150.4	99.3	71.7	484.1
Depreciation and amortization	19.8	20.2	20.9	22.6	83.5
General and administrative	3.6	4.1	3.8	3.9	15.4

Operating income	139.3	126.1	74.6	45.2	385.2
Interest income	2.7	3.8	4.0	4.6	15.1
Interest expense, net	7.6	6.6	6.2	5.8	26.2
Other income (expense)	(.1)	.1	10.0	(1.6)	8.4

Income before income taxes and minority interest	134.3	123.4	82.4	42.4	382.5
Provision for income taxes	45.8	42.3	22.3	13.4	123.8
Minority interest	1.3	.5	1.1	1.9	4.8

Net income	$ 87.2	$ 80.6	$ 59.0	$ 27.1	$253.9

Earnings per share
Basic	$ .6	2	$ .5	7	$ .4	2	$ .2	0	$ 1.	82
Diluted	.6	1.5	7.4	2.2	0	1.	81

12.  SUBSEQUENT EVENTS

       Portions of the Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"). For each of the three years in the period ended December 31, 1999, the Company held an 85% interest in Caribbean and a private Venezuelan company held the remaining 15%. On February 10, 2000, the Company purchased the remaining 15% interest in Caribbean from the private Venezuelan company.

       On February 14, 2000, the Company notified holders of its 9-7/8% Senior Subordinated Notes due 2004 (the "Dual Notes") of its intent to exercise its option to redeem. All outstanding Dual Notes will be redeemed on March 15, 2000 at a price equal to 103.29% of the principal amount, which equates to approximately $74.2 million. The Company will recognize an after tax loss of approximately $300,000 on the early extinguishment of the Dual Notes in the first quarter of 2000.

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

       Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial statements, financial statement schedules and exhibits filed as part of this report:

(1)	Financial statements of ENSCO International Incorporated	Page
Report of Independent Accountants - PricewaterhouseCoopers LLP	24
Consolidated Statement of Income	25
Consolidated Balance Sheet	26
Consolidated Statement of Cash Flows	27
Notes to Consolidated Financial Statements	28
(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.2	-	Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.3	-	Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).
4.1	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.2	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).
4.6	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
4.7	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
10.1	-	ENSCO Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.3	-	Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.4	-	Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).
10.5	-	Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).
10.6	-	ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.7	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.8	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.9	-	Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).
10.10	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
*10.11	-	Commitment to Guarantee Obligations dated December 15, 1999, by the United States of America under Title XI of the Merchant Marine Act,1936, as amended, for the benefit of ENSCO Offshore Company.
*10.12	-	Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company, as Indenture Trustee, which includes as Schedule A the Schedule of Definitions to the Trust Indenture, as Exhibit 1 the General Provisions of the Trust Indenture, and as Exhibit 2 the Forms of Floating Rate Note, Guarantee and Trustee's Authentication Certificate.
*10.13	-	Security Agreement dated December 15, 1999, between ENSCO Offshore Company and the United States of America pursuant to Title XI of the Merchant Marine Act, 1936, as amended, which includes as Schedule X the Schedule of Definitions to the Security Agreement, and as Exhibit 1 the General Provisons of the Security Agreement.
*10.14	-	Credit Agreement dated December 15, 1999, among ENSCO Offshore Company, Govco Incorporated, Citibank N.A., Citibank International Plc, and Citibank North America, Inc.
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of PricewaterhouseCoopers LLP.
*27.1	-	Financial Data Schedule (EDGAR version only).

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:
1.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.10 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
2.	ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
3.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
4.	ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph 4(iii)(A) of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K
No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 25, 2000.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL F. THORNE Carl F. Thorne	Chairman, President, Chief Executive Officer and Director	February 25, 2000

/s/ RICHARD A. WILSON Richard A. Wilson	Senior Vice President, Chief Operating Officer and Director	February 25, 2000

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Vice President, Chief Financial Officer	February 25, 2000

/s/ H. E. MALONE H. E. Malone	Vice President, Chief Accounting Officer and Controller	February 25, 2000

/s/ CRAIG I. FIELDS Craig I. Fields	Director	February 25, 2000

/s/ ORVILLE D. GAITHER, SR. Orville D. Gaither, Sr.	Director	February 25, 2000

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 25, 2000

/s/ DILLARD S. HAMMETT Dillard S. Hammett	Director	February 25, 2000

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 25, 2000

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 25, 2000