Form 10-Q
period 2000-03-31
ENSCO INTERNATIONAL INC
filed 2000-05-08
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

There were 137,887,865 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 4, 2000.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2000

PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of March 31, 2000 and the related consolidated statements of income and of cash flows for each of the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, except as to Note 12, which is as of February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
May 5, 2000

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2000			1999

OPERATING REVENUES	$ 96.2			$127.7

OPERATING EXPENSES
Operating costs	63.8			67.5
Depreciation and amortization	23.5			23.6
General and administrative	3.1			2.9

	90.4			94.0

OPERATING INCOME	5.8			33.7

OTHER INCOME (EXPENSE)
Interest income	2.0			4.1
Interest expense, net	(3.0)			(5.4)
Other, net		.1		(.1)

		(.9)		(1.4)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4.9			32.3

PROVISION FOR INCOME TAXES
Current income taxes		.1		.3
Deferred income taxes	1.0			11.0

	1.1			11.3

MINORITY INTEREST	-	-		1.0

NET INCOME	$ 3.8			$ 20.0

EARNINGS PER SHARE
Basic	$ .0	3	$ .1	5
Diluted	.0	3.1		5

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	136.9			136.3
Diluted	138.6			136.6

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

March 31,	December 31,
2000	1999
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 82.6	$ 144.4
Short-term investments	-	-	20.9
Accounts receivable, net	96.5	85.3
Prepaid expenses and other	21.1	22.2

Total current assets	200.2	272.8

PROPERTY AND EQUIPMENT, AT COST	2,113.4	2,077.5
Less accumulated depreciation	517.2	500.4

Property and equipment, net	1,596.2	1,577.1

OTHER ASSETS, NET	127.9	128.1

$1,924.3	$1,978.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 7.2	$ 8.1
Accrued liabilities	92.1	122.7
Current maturities of long-term debt	2.8	4.0

Total current liabilities	102.1	134.8

LONG-TERM DEBT	360.1	371.2

DEFERRED INCOME TAXES	200.4	199.5

OTHER LIABILITIES	14.6	14.3

MINORITY INTEREST	-	-	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
156.5 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	856.7	850.3
Retained earnings	531.7	531.4
Restricted stock (unearned compensation)	(5.9)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(150.0)	(148.9)

Total stockholders' equity	1,247.1	1,241.0

$1,924.3	$1,978.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended
	March 31,
	2000	1999
OPERATING ACTIVITIES
Net income	$ 3.8	$ 20.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23.5	23.6
Deferred income tax provision	1.0	11.0
Amortization of other assets	1.9	2.8
Gain on asset dispositions	(.8)		(.2)
Other	.3		.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11.2)	37.7
(Increase) decrease in prepaid expenses and other	(1.4)	4.4
Increase (decrease) in accounts payable	(.9)	3.6
Increase (decrease) in accrued liabilities	2.7	(35.1)

Net cash provided by operating activities	18.9	68.2

INVESTING ACTIVITIES
Additions to property and equipment	(86.5)	(80.1)
Proceeds from disposition of assets	5.1		.6
Sale of short-term investments	20.9	-	-
Acquisition of minority interest	(9.7)	-	-

Net cash used by investing activities	(70.2)	(79.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	62.6	-	-
Reduction of long-term borrowings	(74.9)	(20.6)
Cash dividends	(3.4)	(3.4)
Proceeds from exercise of stock options	5.3		.1
Other	(.1)	-	-

Net cash used by financing activities	(10.5)	(23.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(61.8)	(35.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 82.6	$294.9

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The financial data for the three month periods ended March 31, 2000 and 1999 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three months ended March 31, 2000 and 1999, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999 (in millions):

	2000	1999

Weighted average common shares - basic	136.9	136.3

Potentially dilutive common shares
Restricted stock grants	.2	--
Stock options	1.5	.3

Weighted average common shares - diluted	138.6	136.6

Note 3 - Long-term Debt

       In March 2000, the Company borrowed $62.6 million under its floating rate term loan agreement (the “Facility”), which provides approximately $195 million of interim financing for the construction of the ENSCO 7500, the Company’s new semisubmersible rig. Interest on amounts borrowed under the Facility are payable semi-annually at a variable rate based on the lender’s cost of funds plus .15% (approximately 6.2% at March 31, 2000). Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company expects to complete the rig construction in the fourth quarter of 2000. All borrowings under both the Facility and 15-year bonds are guaranteed by the United States Maritime Administration.

       On March 15, 2000, the Company exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 (the “Notes”) at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest. The excess of the amount paid over the carrying value of the Notes totaled $500,000 and has been charged to “Other, net” under Other Income (Expense) in the Consolidated Statement of Income for the three months ended March 31, 2000.

Note 4 - Minority Interest

       Portions of the Company’s Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. (“Caribbean”). From January 1, 1995 through December 31, 1999, the Company held an 85% interest in Caribbean and a private company held the remaining 15%. On February 10, 2000, the Company purchased the remaining 15% interest in Caribbean from the private company and Caribbean became a wholly-owned subsidiary of the Company.

Note 5 - Contingency

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

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig, which is under construction. The Company's marine transportation segment owns a fleet of 30 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three months ended March 31, 2000 and 1999 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Corporate		Total
2000
Revenues	$ 88.1	$ 8.1	$ -	-	$ 96.2
Operating income (loss)	6.8	(.5)		(.5)	5.8

1999
Revenues	$117.5	$ 10.2	$ -	-	$127.7
Operating income (loss)	34.0	.1		(.4)	33.7

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

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices began increasing in early 1999 and such price increases have been sustained through the first quarter of 2000. Although higher oil prices improves the likelihood of oil companies increasing their exploration and development spending, the timing and rate of such spending increases and the corresponding impact on the Company’s operations and financial results are uncertain.

        The recent improvement in oil prices and U.S. natural gas prices has led to improved demand for drilling rigs in domestic markets, and the increasing trend in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 has continued throughout the first quarter of 2000. However, improvement in demand for drilling rigs in international markets continues to lag the domestic markets. While activity levels in international markets have begun to increase, the Company does not expect appreciable improvement in international market day rates until the latter part of 2000.

    RESULTS OF OPERATIONS

                The Company’s results for the first quarter of 2000 continue to reflect the impact of the industry downturn that began in 1998. The decrease in operating results from the first quarter of 1999 to the first quarter of 2000 is primarily due to lump-sum payments totaling $20.4 million in the first quarter of 1999 resulting from the early termination of various drilling contracts. While the Company did experience an increase in operating results from its domestic jackup rig fleet in the current quarter compared to the prior year quarter, this increase was more than offset by a decrease in the operating results from its international rig fleets.

       The following analysis highlights the Company's operating results for the three months ended March 31, 2000 and 1999 (in millions):

2000	1999
Operating Results
Revenues	$ 96.2	$127.7
Operating expenses, including general and administrative	66.9	70.4
Depreciation and amortization	23.5	23.6

Operating income	5.8	33.7
Other expense, net	.9	1.4
Provision for income taxes	1.1	11.3
Minority interest	-	-	1.0

Net income	$ 3.8	$ 20.0

Revenues
Contract drilling
Jackup rigs:
North America	$ 51.7	$ 35.1
Europe	3.2	33.3
Asia Pacific	17.1	14.8

Total jackup rigs	72.0	83.2
Barge rigs - South America	11.0	20.5
Platform rigs	5.1	13.8

Total contract drilling	88.1	117.5

Marine transportation
AHTS(1)	3.6	4.8
Supply	4.3	4.9
Mini-Supply	.2	.5

Total marine transportation	8.1	10.2

Total	$ 96.2	$127.7

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 23.8	$ 9.6
Europe	(4.2)	20.7
Asia Pacific	5.3	5.4

Total jackup rigs	24.9	35.7
Barge rigs - South America	5.1	15.6
Platform rigs	1.5	7.3

Total contract drilling	31.5	58.6

Marine transportation
AHTS(1)	1.0	1.9
Supply	-	-	(.1)
Mini-Supply	(.1)	(.2)

Total marine transportation	.9	1.6

Total	$ 32.4	$ 60.2

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 2000 and 1999:

	2000	1999
Contract Drilling
Rig utilization:
Jackup rigs:
North America	99%	87%
Europe	14%	86%
Asia Pacific	69%	57%

Total jackup rigs	77%	81%
Barge rigs - South America	33%	17%
Platform rigs	48%	74%

Total	65%	72%

Average day rates:
Jackup rigs:
North America	$26,045	$20,258
Europe	34,538	61,009
Asia Pacific	35,761	40,836

Total jackup rigs	28,084	30,351
Barge rigs - South America	39,341	17,163
Platform rigs	21,316	23,853

Total	$28,645	$29,054

Marine Transportation
Fleet utilization:
AHTS*	55%	70%
Supply	69%	73%
Mini-Supply	23%	31%

Total	60%	63%

Average day rates:
AHTS*	$13,479	$15,123
Supply	2,991	3,289
Mini-Supply	1,889	2,315

Total	$ 4,522	$ 5,005

* Anchor handling tug supply vessels.

       Discussions relative to each of the Company's operating segments and significant changes in operating results for the three months ended March 31, 2000 compared with the results of the corresponding prior year period are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at March 31, 2000 and 1999:
	2000	1999
Jackup rigs:
North America	22	22
Europe(1)	8	7
Asia Pacific	7	7

Total jackup rigs	37	36
Barge rigs - South America(2)	9	7
Platform rigs(3)	7	8

Total	53	51

(1)	In February 2000, the Company completed construction of a harsh environment jackup rig that was mobilized to the North Sea, arriving in April 2000. The rig is undergoing final preparations and is expected to begin drilling operations in the second or third quarter of 2000.
(2)	The Company completed construction of three new barge rigs during 1999, the first of which was added to the Company's fleet during the first quarter and the remaining two were added in the second quarter of 1999.
(3)	In April 1999, the Company completed the operating contract for a platform rig that was located off the coast of China. The platform rig was not owned by the Company, but operated under a management contract. The Company's seven remaining platform rigs are all located in the Gulf of Mexico.

       First quarter 2000 revenues for the Company's drilling segment compared to the first quarter of 1999 decreased by $29.4 million, or 25%, and operating margin decreased by $27.1 million, or 46%. These decreases are due primarily to the receipt of lump sum early contract termination payments totaling $20.4 million in the first quarter of 1999, and to lower utilization for drilling rigs, which decreased to 65% in the current year quarter from 72% in the prior year quarter. Operating expenses for the contract drilling segment decreased by $2.3 million, or 4%, from the prior year due primarily to decreased utilization.

    North America Jackup Rigs

       Revenues for the first quarter of 2000 for the North America jackup rigs increased by $16.6 million, or 47%, and operating margin increased by $14.2 million, or 148%, as compared to the prior year first quarter. The increase in revenues and operating margin is due primarily to a 29% increase in average day rates and to an increase in utilization, to 99% in the current year quarter as compared to 87% in the prior year quarter. Operating expenses increased by $2.4 million, or 9%, as compared to the prior year quarter, due primarily to higher utilization.

    Europe Jackup Rigs

       First quarter revenues for the Europe jackup rigs decreased by $30.1 million, or 90%, and operating margin decreased by $24.9 million, or 120%, as compared to the prior year quarter. The decrease in revenues is due primarily to a decrease in utilization, to 14% in the current year quarter from 86% in the prior year quarter, and to a 43% decrease in average day rates. Operating expenses for the Europe jackup rigs decreased by $5.2 million, or 41%, from the prior year quarter due primarily to substantially lower utilization.

    Asia Pacific Jackup Rigs

       First quarter revenues for the Asia Pacific jackup rigs increased by $2.3 million, or 16%, and operating margin decreased by $100,000, or 2%, as compared to the prior year quarter. The increase in revenues is due primarily to an increase in utilization, to 69% in the current quarter from 57% in the prior year quarter. The slight decrease in operating margin in the current year quarter is primarily attributable to a 12% decrease in average day rates. Operating expenses increased approximately $2.4 million, or 26%, from the prior year quarter due primarily to higher utilization.

    South America Barge Rigs

       First quarter revenues for the South America barge rigs decreased by $9.5 million, or 46%, and operating margin decreased by $10.5 million, or 67%, as compared to the prior year quarter. The decrease in revenue and operating margin is due primarily to the receipt of lump-sum early contract termination payments totaling $18.4 million in the prior year quarter. The impact of the early contract termination payments in the prior year quarter was partially offset by a 129% increase in average day rates and by an increase in utilization, to 33% in the current quarter from 17% in the year earlier quarter. The increase in utilization in the current quarter is due primarily to full utilization of three newly constructed barge rigs that commenced operations in March, April and June of 1999. The six barge rigs which experienced early contract termination in January 1999 remained idle during the current quarter.

    Platform Rigs

       First quarter revenues for the platform rigs decreased by $8.7 million, or 63%, and operating margin decreased by $5.8 million, or 79%, as compared to the prior year quarter. The decrease in revenue and operating margin is due primarily to a decrease in utilization to 48% in the current quarter from 74% in the prior year quarter, to a lump sum contract cancellation payment received in the first quarter of 1999, and to an 11% decrease in average day rates. Operating expenses decreased by $2.9 million, or 45%, as compared to the prior year quarter due primarily to lower utilization.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of March 31, 2000 and 1999:

	2000	1999
AHTS(1)(2)	5	5
Supply	23	23
Mini-Supply(3)	2	8

Total(4)	30	36

(1)	Anchor handling tug supply vessels.
(2)	During the third quarter of 1999, the Company added a 196 foot, 6,000 horsepower vessel to its fleet. The vessel is being leased, and the Company has an option to purchase the vessel beginning in February 2001. During the first quarter of 2000, the Company sold an older, less competitive AHTS vessel.
(3)	The Company sold two mini-supply vessels during the fourth quarter of 1999 and four mini-supply vessels during the first quarter of 2000.
(4)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       For the first quarter 2000, revenues for the Company's marine transportation segment decreased by $2.1 million, or 21%, and operating margin decreased by $700,000, or 44%, as compared to the prior year quarter. The decrease in revenues and operating margin is due primarily to a decrease in utilization, to 60% in the current quarter from 63% in the prior year quarter, and a 10% decrease in average day rates. Operating expenses decreased by $1.4 million, or 16%, due primarily to lower utilization and the reduced number of vessels in the Company's fleet.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2000 decreased by $100,000, or less than one percent, as compared to the prior year quarter. The decrease is attributable to the suspension of depreciation on one of the Company's harsh environment jackup rigs during the first quarter of 2000 while it is in the shipyard undergoing enhancements and to the sale of seven marine vessels during the fourth quarter of 1999 and the first quarter of 2000. The $1.3 million decrease resulting from the jackup rig in the shipyard and the vessel sales was substantially offset by increased depreciation associated with three new barge rigs constructed during 1999 and other enhancement and sustaining capital expenditures during 1999 and the first quarter of 2000.

General and Administrative

       General and administrative expense for the first quarter of 2000 increased by $200,000, or 7%, as compared to the prior year quarter. The increase is primarily due to minor increases in payroll and benefits, travel and entertainment and professional fees.

Other Income (Expense)

       Other income (expense) for the three months ended March 31, 2000 and 1999 was as follows (in millions):

	2000	1999

Interest income	$ 2.0	$ 4.1
Interest expense, net:
Interest expense	(7.3)	(8.1)
Capitalized interest	4.3	2.7

	(3.0)	(5.4)
Other, net	.1	(.1)

	$ (.9)	$ (1.4)

       Interest income decreased in the first quarter of 2000 as compared to the prior year quarter due primarily to lower average invested cash balances. Interest expense decreased as compared to the prior year quarter due primarily to lower average debt balances. Capitalized interest increased $1.6 million in the first quarter of 2000 as compared to the prior year quarter due to an increase in the amount invested in construction projects, primarily the ENSCO 7500. Other, net increased $200,000 in the first quarter of 2000 as compared to the prior year quarter. The increase is due primarily to $600,000 of gains in connection with the sale of five marine vessels in the first quarter of 2000, partially offset by a $500,000 loss on the early retirement of the Company's 9-7/8% Senior Subordinated Notes in March 2000 (see "Financing and Capital Resources").

Provision for Income Taxes

       The Company's provision for income taxes decreased by $10.2 million for the three months ended March 31, 2000 as compared to the prior year period, due to the reduced profitability of the Company.

Minority Interest

       Portions of the Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"). During 1999, the Company held an 85% interest in Caribbean and a private company held the remaining 15%. On February 10, 2000, the Company purchased the remaining 15% interest in Caribbean from the private company and Caribbean became a wholly-owned subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the three months ended March 31, 2000 and 1999 are as follows (in millions):

	2000	1999

Cash flow from operations	$ 18.9	$ 68.2

Capital expenditures
New construction	$ 63.1	$ 66.2
Enhancements	21.3	10.1
Sustaining	2.1	3.8

	$ 86.5	$ 80.1

       Cash flow from operations decreased by $49.3 million for the first quarter of 2000 as compared to the prior year quarter. The decrease in cash flow from operations is due primarily to reduced operating margins and reduced cash flow from working capital changes.

       Management anticipates that capital expenditures for the full year 2000 will be approximately $255 million, including $140 million for new construction projects, $95 million for enhancements and $20 million for sustaining operations.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at March 31, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2000	1999

Long-term debt	$ 360.1	$ 371.2
Total capital	1,607.2	1,612.2
Long-term debt to total capital	22.4%	23.0%

        In June 1999, the Company received a commitment from the United States Maritime Administration (“MARAD”) for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company’s new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15 year bonds to be issued upon completion of construction. In December 1999, the Company entered into a floating rate term loan agreement (the “Facility”) with a major financial institution (the “Lender”) to provide interim financing during the rig construction period. Interest on amounts borrowed under the Facility will be payable semi-annually at a variable rate based on the Lender’s cost of funds plus 0.15% (approximately 6.2% at March 31, 2000). At March 31, 2000, borrowings under the Facility totaled $62.6 million. Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company currently expects to complete rig construction in the fourth quarter of 2000.

        In March 2000, a wholly-owned subsidiary of the Company, Dual Holding Company, exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 at a price equal to 103.29% of the principal amount, or $74.2 million, plus all accrued interest.

        In order to ensure the Company has adequate liquidity and resources for growth, the Company continues to maintain its $185 million unsecured revolving line of credit (the “Credit Agreement”) with a syndicate of banks. As of March 31, 2000, the Company had the full $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

        The Company’s liquidity position at March 31, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2000	1999

Cash and short-term investments	$ 82.6	$ 165.3
Working capital	98.1	138.0
Current ratio	2.0	2.0

        Based on the current financial condition of the Company, management believes cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future.

MARKET RISK

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At March 31, 2000, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders totaling $25.1 million. At March 31, 2000, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

        The Company has exposure to market risk in connection with the variable interest rate on amounts borrowed under the Facility, the Company’s interim construction financing guaranteed by MARAD. As the interest rate on amounts borrowed under the Facility is ultimately based on changes in LIBOR, the Company’s exposure to interest rate risk due to changes in the Facility interest rate are not expected to be material.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Due to the short-term nature of many of the Company’s contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, timing of the improvement in industry conditions experienced during 1999 cannot be accurately predicted. Whether recent oil price levels will be sustained is not determinable at the present time, and even if current price levels persist, significantly higher average day rates for the Company’s fleet as a whole will probably not be realized for several quarters.

       Improved oil prices and U.S. natural gas prices increased demand for drilling rigs and marine vessels in domestic markets during the latter part of 1999. The increases in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 have continued throughout the first quarter of 2000. In the near term, the Company believes that improvements in day rates in domestic markets will generally continue.

       Although demand for drilling rigs in international markets has begun to increase, as of this date there has been no appreciable improvement in day rates in international markets. Providing that current oil price levels are sustained, management expects a recovery in international markets to commence during the latter part of 2000.

       The Company stacked certain rigs and vessels during 1999 as a result of industry conditions. The Company’s policy is to stack its rigs and vessels if it does not believe there will be a market for the equipment in the near term or if sufficient cash flow cannot be generated to cover cash operating costs. The Company’s North America jackup rig fleet operated at near full utilization during the first quarter of 2000 and the Company expects such utilization levels to continue for the North America jackup rig fleet at least through the remainder of the year. Currently, seven rigs in the Company’s international jackup rig fleet are idle, including four jackup rigs in the Europe region and three jackup rigs in the Asia Pacific region. However, the Company expects all of these rigs to commence operations during the second or third quarter of 2000 with the exception of one rig which is in the shipyard undergoing enhancements and upgrades that will be completed in the fourth quarter of 2000. The Company has six idle barge rigs in South America, four of which are stacked and two of which continue to be marketed. In the marine transportation segment, there are currently three supply vessels stacked.

       During 1998, the Company began construction of the ENSCO 7500, a dynamically positioned semisubmersible rig. The ENSCO 7500 has an approximate $190 million, three-year contract with Burlington Resources (“Burlington”) that is scheduled to commence upon satisfactory completion of construction. The Company expects to complete construction during the fourth quarter of 2000. Construction of a semisubmersible rig such as the ENSCO 7500 involves complex design and engineering, as well as extensive equipment and supply delivery coordination throughout the construction period. It is not unusual for shipyards to encounter design and engineering changes, equipment delivery schedule changes, and other factors that impact the ability to complete construction in accordance with original contractual budgets and delivery schedules. The shipyard constructing the ENSCO 7500 has recently experienced cost overruns and delays on other rig construction projects, including certain barge rigs built for the Company. To date, the Company has not experienced significant cost overruns or unanticipated delays in connection with the ENSCO 7500 construction. However, if construction delays should occur and the ENSCO 7500 is not delivered in accordance with the specifications agreed with Burlington prior to the delivery deadline under the Burlington contract of March 24, 2001, Burlington has the right to terminate the contract. Termination of the Burlington contract could have a material adverse effect on the Company’s operating results.

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” “the Company expects,” “the Company plans” and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company’s operations in particular, (viii) changes in the dates the Company’s rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company’s other reports to the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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
ENSCO INTERNATIONAL INCORPORATED

Date: May 5, 2000	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer