Form 10-Q
period 2000-06-30
ENSCO INTERNATIONAL INC
filed 2000-08-04
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

There were 138,187,735 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 2, 2000.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2000

PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of June 30, 2000 and the related consolidated statement of operations for each of the three month and six month periods ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
August 1, 2000

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2000		1999

OPERATING REVENUES	$116.6		$ 79.4

OPERATING EXPENSES
Operating costs	67.7		62.3
Depreciation and amortization	23.8		24.9
General and administrative	3.2		2.9

	94.7		90.1

OPERATING INCOME (LOSS)	21.9		(10.7)

OTHER INCOME (EXPENSE)
Interest income	1.3		3.5
Interest expense, net	(1.9)		(4.8)
Other, net		.2	-	-

		(.4)	(1.3)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	21.5		(12.0)

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes	4.0		(7.5)
Deferred income taxes	1.1		5.8

	5.1		(1.7)

MINORITY INTEREST	-	-		(.5)

NET INCOME (LOSS)	$ 16.4		$ (9.8)

EARNINGS (LOSS) PER SHARE
Basic	$ .1	2	$ (.0	7)
Diluted	.1	2	(.0	7)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.5		136.4
Diluted	139.2		136.4

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2000			1999

OPERATING REVENUES	$212.8			$ 207.1

OPERATING EXPENSES
Operating costs	131.5			129.8
Depreciation and amortization	47.3			48.5
General and administrative	6.3			5.8

	185.1			184.1

OPERATING INCOME	27.7			23.0

OTHER INCOME (EXPENSE)
Interest income	3.3			7.6
Interest expense, net	(4.9)			(10.2)
Other, net		.3		(.1)

	(1.3)			(2.7)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	26.4			20.3

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes	4.1			(7.2)
Deferred income taxes	2.1			16.8

	6.2			9.6

MINORITY INTEREST	-	-		.5

NET INCOME	$ 20.2			$ 10.2

EARNINGS PER SHARE
Basic	$ .1	5	$ .0	7
Diluted	.1	5.0		7

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.2			136.4
Diluted	138.9			137.2

CASH DIVIDENDS PER COMMON SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

June 30,	December 31,
2000	1999
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 105.6	$ 144.4
Short-term investments	-	-	20.9
Accounts receivable, net	113.5	85.3
Prepaid expenses and other	20.0	22.2

Total current assets	239.1	272.8

PROPERTY AND EQUIPMENT, AT COST	2,161.3	2,077.5
Less accumulated depreciation	538.9	500.4

Property and equipment, net	1,622.4	1,577.1

OTHER ASSETS, NET	127.2	128.1

$1,988.7	$1,978.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9.7	$ 8.1
Accrued liabilities	86.9	122.7
Current maturities of long-term debt	1.9	4.0

Total current liabilities	98.5	134.8

LONG-TERM DEBT	410.0	371.2

DEFERRED INCOME TAXES	201.6	199.5

OTHER LIABILITIES	11.7	14.3

MINORITY INTEREST	-	-	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
156.9 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	864.9	850.3
Retained earnings	544.6	531.4
Restricted stock (unearned compensation)	(5.5)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(151.7)	(148.9)

Total stockholders' equity	1,266.9	1,241.0

$1,988.7	$1,978.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2000	1999
OPERATING ACTIVITIES
Net income	$ 20.2	$ 10.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	47.3	48.5
Deferred income tax provision	2.1	16.8
Tax benefit from stock compensation	3.4	-	-
Amortization of other assets	3.5	5.5
Gain on asset dispositions	(.8)		(.3)
Other	.5		.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28.2)	53.9
(Increase) decrease in prepaid expenses and other	(2.1)		.3
Increase in accounts payable	1.6		.7
Decrease in accrued liabilities	(.9)	(48.5)

Net cash provided by operating activities	46.6	88.0

INVESTING ACTIVITIES
Additions to property and equipment	(140.6)	(139.1)
Proceeds from disposition of assets	5.9		.8
Sale of short-term investments	20.9	-	-
Acquisition of minority interest	(9.7)	-	-

Net cash used by investing activities	(123.5)	(138.3)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	112.5	-	-
Reduction of long-term borrowings	(75.8)	(21.5)
Cash dividends paid	(6.9)	(6.9)
Proceeds from exercise of stock options	9.0	1.8
Other	(.7)		(.5)

Net cash provided (used) by financing activities	38.1	(27.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(38.8)	(77.4)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105.6	$252.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

        The accompanying consolidated financial statements of ENSCO International Incorporated (the “Company”) have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       The financial data for the three and six month periods ended June 30, 2000 and 1999 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2000. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three and six month periods ended June 30, 2000 and 1999, there were no adjustments to net income (loss) for purposes of calculating basic and diluted earnings (loss) per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per share computations (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999

Weighted average common shares - basic	137.5	136.4	137.2	136.4
Potentially dilutive common shares:
Restricted stock grants	.2	--	.2	.2
Stock options	1.5	--	1.5	.6

Weighted average common shares - diluted	139.2	136.4	138.9	137.2

Options to purchase 71,000 shares of common stock in the second quarter of 2000 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 4.8 million shares of common stock in the second quarter of 1999 were not included in the computation of diluted loss per share because their inclusion would have been antidilutive. Options to purchase 81,000 shares of common stock in the six month period ended June 30, 2000 and 2.1 million shares of common stock in the six month period ended June 30, 1999 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Long-term Debt

       During the first and second quarter of 2000, the Company borrowed $62.6 million and $49.9 million, respectively, under its floating rate term loan agreement (the “Facility”), which provides approximately $195 million of interim financing for the construction of the ENSCO 7500, the Company's new semisubmersible rig. Interest on amounts borrowed under the Facility are payable semi-annually at a variable rate based on the lender's cost of funds plus .15% (approximately 6.6% at June 30, 2000). Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company expects to complete the rig construction in the fourth quarter of 2000. All borrowings under both the Facility and 15-year bonds are guaranteed by the United States Maritime Administration.

       On March 15, 2000, the Company exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 (the “Notes”) at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest. The excess of the amount paid over the carrying value of the Notes totaled $500,000 and has been charged to “Other, net” under Other Income (Expense) in the Consolidated Statement of Operations for the six months ended June 30, 2000.

Note 4 - Minority Interest

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

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig, which is under construction. The Company's marine transportation segment owns a fleet of 29 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and six month periods ended June 30, 2000 and 1999 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Corporate		Total

Three Months Ended June 30,
2000
Revenues	$109.1	$ 7.5	$ -	-	$116.6
Operating income (loss)	23.2	(.8)		(.5)	21.9

1999
Revenues	$ 71.0	$ 8.4	$ -	-	$ 79.4
Operating loss	(9.1)	(1.2)		(.4)	(10.7)

Six Months Ended June 30,
2000
Revenues	$197.2	$ 15.6	$ -	-	$212.8
Operating income (loss)	30.0	(1.3)	(1.0)		27.7

1999
Revenues	$188.5	$ 18.6	$ -	-	$207.1
Operating income (loss)	24.9	(1.1)		(.8)	23.0

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

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices began increasing in early 1999 and such price increases have been sustained through the first and second quarters of 2000. Although higher oil prices have resulted in exploration and development spending increases by some oil companies, the rate of such spending increases and the corresponding impact on the Company's operations and financial results are uncertain.

       Improved oil prices and U.S. natural gas prices have led to improved demand for drilling rigs in domestic markets, and the increasing trend in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 has continued throughout the first six months of 2000. However, improvement in demand for drilling rigs in international markets continues to lag the domestic markets. While activity levels in international markets have begun to increase, the Company does not expect appreciable improvement in international market day rates until the latter part of 2000.

RESULTS OF OPERATIONS

        The Company's results for the second quarter and six months ended June 30, 2000 reflect an improvement in industry conditions from those experienced during 1999. The majority of the improvement in current year operating results as compared to the prior year is attributable to the Company's domestic drilling operations, which have experienced significant increases in day rates and utilization. During the first quarter of 1999, the Company received $20.4 million as a result of the early termination of various drilling contracts, accelerating the receipt of revenue which otherwise would have been realized over the course of 1999.

       The following analysis highlights the Company's consolidated operating results for the three and six month periods ended June 30, 2000 and 1999 (in millions):

Three Months Ended	Six Months Ended
June 30,	June 30,
2000	1999	2000	1999
Operating Results
Revenues	$116.6	$ 79.4	$212.8	$207.1
Operating expenses, including general and administrative	70.9	65.2	137.8	135.6
Depreciation and amortization	23.8	24.9	47.3	48.5

Operating income (loss)	21.9	(10.7)	27.7	23.0
Other expense, net	.4	1.3	1.3	2.7
Provision (benefit) for income taxes	5.1	(1.7)	6.2	9.6
Minority interest	-	-	(.5)	-	-	.5

Net income (loss)	$ 16.4	$ (9.8)	$ 20.2	$ 10.2

The following is an analysis of the Company's revenues and operating margin for the three and six month periods ended June 30, 2000 and 1999 (in millions):
Three Months Ended	Six Months Ended
June 30,	June 30,
2000	1999	2000	1999
Revenues
Contract drilling
Jackup rigs:
North America	$ 59.1	$ 29.9	$110.8	$ 65.0
Europe	15.9	14.1	19.1	47.4
Asia Pacific	14.0	10.6	31.1	25.4

Total jackup rigs	89.0	54.6	161.0	137.8
Barge rigs - South America	10.9	9.1	21.9	29.6
Platform rigs	9.2	7.3	14.3	21.1

Total contract drilling	109.1	71.0	197.2	188.5

Marine transportation
AHTS(1)	3.0	4.1	6.6	8.9
Supply	4.5	4.0	8.8	8.9
Mini-Supply	-	-	.3	.2	.8

Total marine transportation	7.5	8.4	15.6	18.6

Total	$116.6	$ 79.4	$212.8	$207.1

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 28.4	$ 4.3	$ 52.2	$ 13.9
Europe	4.6	6.0	.4	26.7
Asia Pacific	6.7	3.1	12.0	8.5

Total jackup rigs	39.7	13.4	64.6	49.1
Barge rigs - South America	5.5	.5	10.6	16.1
Platform rigs	3.2	2.8	4.7	10.1

Total contract drilling	48.4	16.7	79.9	75.3

Marine transportation
AHTS(1)	.8	1.5	1.8	3.4
Supply	(.3)	(.9)	(.3)	(1.0)
Mini-Supply	--	(.2)	(.1)	(.4)

Total marine transportation	.5	.4	1.4	2.0

Total	$ 48.9	$ 17.1	$ 81.3	$ 77.3

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and six month periods ended June 30, 2000 and 1999:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Contract Drilling
Utilization:
Jackup rigs:
North America	99%	88%	99%	88%
Europe	67%	51%	41%	68%
Asia Pacific	55%	37%	62%	47%

Total jackup rigs	84%	71%	80%	76%
Barge rigs - South America	33%	36%	33%	28%
Platform rigs	69%	53%	59%	63%

Total	73%	63%	69%	67%

Average day rates:
Jackup rigs:
North America	$29,775	$17,109	$27,901	$18,662
Europe	35,844	44,589	35,610	55,268
Asia Pacific	40,908	44,983	37,987	42,457

Total jackup rigs	32,120	22,965	30,182	26,881
Barge rigs - South America	39,797	32,802	39,569	28,415
Platform rigs	22,088	23,229	21,796	23,604

Total	$31,711	$23,652	$30,261	$26,509

Marine Transportation
Utilization:
AHTS(1)	50%	73%	53%	71%
Supply	70%	72%	69%	72%
Mini-supply	--	23%	16%	27%

Total	63%	61%	61%	62%

Average day rates:
AHTS(1)	$13,081	$12,476	$13,298	$13,763
Supply	3,078	2,625	3,035	2,957
Mini-supply	--	2,084	1,889	2,215

Total	$ 4,414	$ 4,209	$ 4,469	$ 4,610

(1) Anchor handling tug supply vessels.

       Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and six month periods ended June 30, 2000 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at June 30, 2000 and 1999:

	Number of Rigs(1)
	2000	1999
Jackup rigs:
North America	22	22
Europe(2)	8	7
Asia Pacific	7	7

Total jackup rigs	37	36
Barge rigs - South America	9	9
Platform rigs	7	7

Total	53	52

(1)	Excludes the ENSCO 7500, the Company's semisubmersible rig, which was under construction at June 30, 2000 and 1999.
(2)	In February 2000, the Company completed construction of the ENSCO 101, a harsh environment jackup rig. After mobilization to the North Sea in April 2000, the rig underwent final preparations and commenced drilling operations on August 1, 2000.

       Second quarter 2000 revenues for the Company's contract drilling segment compared to the second quarter of 1999 increased by $38.1 million, or 54%, and operating margin increased by $31.7 million, or 190%. These increases are primarily due to higher average day rates, which increased 34% from the prior year quarter, and higher utilization, which increased to 73% in the second quarter of 2000 from 63% in the second quarter of 1999. Second quarter 2000 operating expenses for the contract drilling segment increased by $6.4 million, or 12%, from the prior year quarter due primarily to increased utilization.

       For the six months ended June 30, 2000, revenues for the Company's contract drilling segment increased $8.7 million, or 5%, and operating margin increased $4.6 million, or 6%, from the prior year period. These increases are primarily due to higher average day rates, which increased 14% from the prior year period, and slightly higher utilization. The impact of the increases in revenues and operating margin from the prior year period resulting from improved day rates was partially offset by the receipt of $20.4 million in lump sum early contract termination payments during the first quarter of 1999. Operating expenses for the contract drilling segment in the six months ended June 30, 2000, increased by $4.1 million, or 4%, from the prior year period due to increased utilization.

    North America Jackup Rigs

       For the second quarter of 2000, revenues for the Company's North America jackup rigs increased by $29.2 million, or 98%, and the operating margin increased by $24.1 million, or 560%, from the prior year quarter. The increase in revenues and operating margin is primarily due to a 74% increase in average day rates, and an increase in utilization to 99% in the current year quarter from 88% in the prior year quarter. Operating expenses increased by $5.1 million, or 20%, from the prior year quarter due primarily to higher utilization.

       For the six months ended June 30, 2000, revenues for the Company's North America jackup rigs increased by $45.8 million, or 70%, and the operating margin increased by $38.3 million, or 276%, from the prior year period. The increase in revenue and operating margin is primarily due to a 50% increase in average day rates and an increase in utilization to 99% in the current year period as compared to 88% in the prior year period. Operating expenses increased by $7.5 million, or 15%, from the prior year period due primarily to higher utilization.

    Europe Jackup Rigs

       Second quarter revenues for the Europe jackup rigs increased $1.8 million, or 13%, and the operating margin decreased by $1.4 million, or 23%, from the prior year quarter. The increase in revenues is primarily due to an increase in utilization, to 67% in the current year quarter from 51% in the prior year quarter. The decrease in operating margin in the current year quarter is primarily attributable to a 20% decrease in average day rates. Operating expenses increased by $3.2 million, or 40%, from the prior year quarter due primarily to higher utilization.

       For the six months ended June 30, 2000, revenues for the Europe jackup rigs decreased by $28.3 million, or 60%, and the operating margin decreased by $26.3 million, or 99%, from the prior year period. The decrease in revenues and operating margin is due to a 36% decrease in average day rates and to a decrease in utilization to 41% in the current year period from 68% in the prior year period. Operating expenses decreased by $2.0 million, or 10%, from the prior year period primarily from reduced utilization.

    Asia Pacific Jackup Rigs

       Second quarter revenues for the Asia Pacific jackup rigs increased by $3.4 million, or 32%, and the operating margin increased by $3.6 million, or 116%, from the prior year quarter. The increase in revenues and operating margin is due to an increase in utilization, to 55% in the current year quarter from 37% in the prior year quarter, and to a $2.5 million reduction in operating expenses resulting from the favorable resolution of personnel tax liabilities in the current year quarter. Operating expenses, excluding the $2.5 million reduction from the favorable resolution of personnel tax liabilities, increased by $2.3 million, or 31%, in the current year quarter due primarily to increased utilization.

       For the six months ended June 30, 2000, revenues for the Asia Pacific jackup rigs increased by $5.7 million, or 22%, and the operating margin increased by $3.5 million, or 41%, from the prior year period. The increase in revenues and operating margin is due primarily to an increase in utilization, to 62% in the current year period from 47% in the prior year period, and to a $2.5 million reduction in operating expenses resulting from the favorable resolution of personnel tax liabilities in the current year period. Operating expenses, excluding the $2.5 million reduction from the favorable resolution of personnel tax liabilities, increased by $4.7 million, or 28%, in the current year period due primarily to increased utilization.

    South America Barge Rigs

       Second quarter revenues for the South America barge rigs increased by $1.8 million, or 20%, and operating margin increased by $5.0 million, or 1,000%, from the prior year quarter. The increase in revenues and operating margin is primarily due to the full utilization of two newly constructed barge rigs that commenced operations in April and June of 1999. Operating expenses decreased $3.2 million, or 37%, from the prior year quarter, due primarily to costs incurred in the prior year in connection with cold-stacking four barge rigs and to start-up costs incurred in the prior year in connection with three newly constructed barge rigs that commenced operations in March, April and June of 1999.

       For the six months ended June 30, 2000, revenues for the South America barge rigs decreased by $7.7 million, or 26%, and operating margin decreased by $5.5 million, or 34%, from the prior year period. The decrease in revenue and operating margin is due primarily to the receipt of lump-sum early contract termination payments totaling $18.4 million in the prior year period. The impact of the early contract termination payments in the prior year period was partially offset by a 39% increase in average day rates and by an increase in utilization, to 33% in the current year period from 28% in the year earlier period. The increase in average day rates and utilization in the current year period is due primarily to full utilization of three newly constructed barge rigs that commenced operations in March, April and June of 1999. The six barge rigs which experienced early contract termination in January 1999 remained idle during the current year period. Operating expenses decreased $2.2 million, or 16%, from the prior year period, due primarily to costs incurred in the prior year in connection with cold-stacking four barge rigs and to start-up costs incurred in the prior year in connection with three newly constructed barge rigs that commenced operations in March, April and June of 1999.

    Platform Rigs

       Second quarter revenues for the platform rigs increased by $1.9 million, or 26%, and operating margin increased by $400,000, or 14%, as compared to the prior year quarter. The increase in revenues and operating margin is primarily due to an increase in utilization to 69% in the current year quarter as compared to 53% in the prior year quarter. Operating expenses increased by $1.5 million, or 33%, from the prior year quarter primarily due to increased utilization.

       For the six months ended June 30, 2000, revenues for the platform rigs decreased by $6.8 million, or 32%, and operating margin decreased by $5.4 million, or 53%, from the prior year period. The decrease in revenues and operating margin is primarily due to a lump sum contract cancellation payment received in the prior year period, to an 8% decrease in average day rates in the current year period, and to a decrease in utilization to 59% in the current year period from 63% in the year earlier period. Operating expenses for platform rigs decreased by $1.4 million, or 13%, due primarily to lower utilization.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of June 30, 2000 and 1999:

	Number of Vessels
	2000	1999
AHTS(1)(2)	5	5
Supply	23	23
Mini-Supply(3)	1	8

Total(4)	29	36

(1)	Anchor handling tug supply vessels.
(2)	During the third quarter of 1999, the Company added a 196 foot, 6,000 horsepower vessel to its fleet. The vessel is being leased, and the Company has an option to purchase the vessel beginning in February 2001. During the first quarter of 2000, the Company sold an older, less competitive AHTS vessel.
(3)	The Company sold two mini-supply vessels during the fourth quarter of 1999, four mini-supply vessels during the first quarter of 2000 and one mini-supply vessel during the second quarter of 2000.
(4)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       Second quarter revenues for the Company's marine transportation segment decreased by $900,000, or 11%, and operating margin increased by $100,000, or 25%, from the prior year quarter. The decrease in revenues is primarily attributable to a decrease in the utilization of the AHTS class vessels, to 50% in the current quarter from 73% in the prior year quarter. The slight increase in operating margin is primarily attributable to lower operating expenses in the current year quarter. Operating expenses decreased by $1.0 million, or 13%, from the prior year quarter primarily due to the reduced number of vessels in the Company's fleet.

       For the six months ended June 30, 2000, revenues for the Company's marine transportation segment decreased by $3.0 million, or 16%, and operating margin decreased by $600,000, or 30%, from the prior year period. The decrease in revenues and operating margin is primarily due to a decrease in the utilization of the AHTS class vessels, to 53% in the current year period from 71% in the year earlier period. Operating expenses decreased by $2.4 million, or 14%, from the prior year period primarily due to reduced utilization and the reduced number of vessels in the Company's fleet.

Depreciation and Amortization

       Depreciation and amortization expense for the second quarter of 2000 decreased by $1.1 million, or 4%, as compared to the prior year quarter. The decrease is attributable to the suspension of depreciation on one of the Company's harsh environment jackup rigs during the second quarter of 2000 while it is in the shipyard undergoing enhancements and to the sale of eight marine vessels during the fourth quarter of 1999 and the first six months of 2000. The $1.4 million decrease resulting from the jackup rig in the shipyard and the vessel sales was partially offset by increased depreciation associated with a new barge rig that commenced operations in June 1999 and other enhancement and sustaining capital expenditures during 1999 and the first six months of 2000.

       Depreciation and amortization expense for the six months ended June 30, 2000 decreased by $1.2 million, or 2%, as compared to the prior year period. The decrease is attributable to the suspension of depreciation on one of the Company's harsh environment jackup rigs during the six months ended June 30, 2000 while it is in the shipyard undergoing enhancements and to the sale of eight marine vessels during the fourth quarter of 1999 and the first six months of 2000. The $2.7 million decrease resulting from the jackup rig in the shipyard and the vessel sales was partially offset by increased depreciation associated with three new barge rigs that commenced operations in March, April and June 1999 and other enhancement and sustaining capital expenditures during 1999 and the first six months of 2000.

General and Administrative

       General and administrative expense for the second quarter and six months ended June 30, 2000 increased by $300,000, or 10%, and by $500,000, or 9%, respectively, as compared to the prior year periods. The increase is primarily due to increases in performance based compensation and travel expenses.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 2000 and 1999 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

Interest income	$ 1.3	$ 3.5	$ 3.3	$ 7.6
Interest expense, net:
Interest expense	(7.1)	(7.5)	(14.4)	(15.6)
Capitalized interest	5.2	2.7	9.5	5.4

	(1.9)	(4.8)	(4.9)	(10.2)
Other, net	.2	--	.3	(.1)

	$ (.4)	$ (1.3)	$ (1.3)	$ (2.7)

       Interest income decreased for the second quarter and six months ended June 30, 2000 as compared to the prior year periods due to lower average invested cash balances. Interest expense decreased as compared to the prior year periods due to lower average debt balances. Capitalized interest for the second quarter and six months ended June 30, 2000 increased by $2.5 million and $4.1 million, respectively, from the comparable prior periods due to an increase in the amount invested in construction projects, primarily the ENSCO 7500.

       Other, net increased for the quarter and six months ended June 30, 2000 by $200,000 and $400,000, respectively, from the comparable prior year periods. The increase in the current quarter is primarily due to net foreign currency translation gains. The increase for the six months ended June 30, 2000 is due primarily to $500,000 of gains in connection with the sale of six marine vessels in the first and second quarters of 2000 and a $400,000 increase in net foreign currency translation gains and losses, partially offset by a $500,000 loss on the early retirement of the Company's 9-7/8% Senior Subordinated Notes in March 2000 (see "Financing and Capital Resources").

Provision for Income Taxes

       The Company's income tax provision for the second quarter ended June 30, 2000 increased from the comparable prior year period by $6.8 million due to the increased profitability of the Company.

       The Company's income tax provision for six months ended June 30, 2000 decreased by $3.4 million from the comparable year period as a result of the impact of restructuring certain foreign operations during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the six months ended June 30, 2000 and 1999 were as follows (in millions):

	2000	1999

Cash flow from operations	$ 46.6	$ 88.0

Capital expenditures
Sustaining	$ 7.8	$ 6.1
Enhancements	36.9	15.4
Construction	95.9	117.6

	$140.6	$139.1

       Cash flow from operations decreased by $41.4 million for the six months ended June 30, 2000 as compared to the prior year period primarily as a result of reduced cash flow from working capital changes.

       Management anticipates that capital expenditures for the full year 2000 will be approximately $255 million, including $140 million for new construction projects, $95 million for enhancements and $20 million for ongoing operations.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at June 30, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2000	1999

Long-term debt	$ 410.0	$ 371.2
Total capital	1,676.9	1,612.2
Long-term debt to total capital	24.4%	23.0%

        In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15 year bonds to be issued upon completion of construction. In December 1999, the Company entered into a floating term rate loan agreement (the "Facility") with a major financial institution (the "Lender") to provide interim financing during the rig construction period. Interest on amounts borrowed under the Facility will be payable semi-annually at a variable rate based on the Lender's cost of funds plus .15% (approximately 6.6% at June 30, 2000). At June 30, 2000, borrowings under the Facility totaled $112.5 million. Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company currently expects to complete rig construction in the fourth quarter of 2000.

        In March 2000, a wholly-owned subsidiary of the Company, Dual Holding Company, exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 at a price equal to 103.29% of the principal amount, or $74.2 million, plus all accrued interest.

        In order to ensure the Company has adequate liquidity and resources for growth, the Company continues to maintain its $185 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks. As of June 30, 2000, the Company has the full $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

        The Company’s liquidity position at June 30, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2000	1999

Cash and short-term investments	$105.6	$165.3
Working capital	140.6	138.0
Current ratio	2.4	2.0

        Based on the current financial condition of the Company, management believes cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's ongoing liquidity needs for the foreseeable future.

MARKET RISK

       The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At June 30, 2000, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders totaling $19.2 million. At June 30, 2000, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

       The Company has exposure to market risk in connection with the variable interest rate on amounts borrowed under the Facility, the Company's interim construction financing guaranteed by MARAD. As the interest rate on amounts borrowed under the Facility is ultimately based on changes in LIBOR, the Company's exposure to interest rate risk due to changes in the Facility interest rate are not expected to be material.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent oil price levels will be sustained and the level of reinvestment by the oil companies in drilling activity are not determinable at this this time.

       Improved oil prices and U.S. natural gas prices increased demand for drilling rigs in domestic markets during the latter part of 1999. The increases in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 have continued throughout the first and second quarters of 2000. In the near term, the Company believes that improvements in day rates in domestic markets will generally continue.

       Although demand for drilling rigs in international markets has begun to increase, as of this date there has been no appreciable improvement in day rates in international markets. Providing that current activity levels are sustained, management expects some improvement in international market day rates during the latter part of 2000.

       The Company stacked certain rigs and vessels during 1999 as a result of industry conditions. The Company's policy is to stack its rigs and vessels if it does not believe there will be a market for the equipment in the near term or if sufficient cash flow cannot be generated to cover cash operating costs. The Company's North America jackup rig fleet operated at near full utilization during the first six months of 2000 and the Company expects such utilization levels to continue for the North America jackup rig fleet at least through the remainder of the year. In the Europe region, the Company currently has one idle rig, which is in the shipyard undergoing enhancements and upgrades that will be completed in the fourth quarter of 2000. The remaining seven jackup rigs in the Europe region are currently operating and the Company expects these rigs to remain at full or near-full utilization for at least the remainder of the year. Currently, one of the Company's seven rigs in the Asia Pacific region is idle. However, the Company expects this rig to receive a contractual commitment during the third quarter of 2000. The Company has six idle barge rigs in South America, four of which are stacked and two of which continue to be marketed. In the marine transportation segment, there are currently three supply vessels stacked.

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

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) changes in the dates the Company's rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. ENSCO will adopt this accounting standard as required by January 1, 2001.

       In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Including Stock Based Compensation: An Interpretation of APB Opinion No. 25 ." This interpretation serves to clarify previous stock based compensation guidance, specifically Accounting Principles Board Opinion No. 25. This interpretation, which generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

       On May 16, 2000, the Company held an annual meeting of stockholders to consider the following proposals: "Proposal 1" - To elect three Class I Directors; "Proposal 2" - To approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000. A description of the foregoing matters is contained in the Company's proxy statement dated March 24, 2000 relating to the 2000 annual meeting of stockholders.

       There were 137,578,069 shares of the Company's common stock entitled to vote at the annual meeting based on the March 23, 2000 record date, of which 115,433,400 shares, or approximately 84%, were present in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

       With respect to Proposal 1 listed above, the voting was as follows:

	Votes for	Votes Withheld
Gerald W. Haddock	115,169,112	264,288
Paul E. Rowsey	115,165,762	267,638
Carl F. Thorne	115,169,362	264,038

With respect to Proposal 2 listed above, the voting was as follows:
	Votes for	Votes Against	Abstentions
Proposal 2	115,249,971	96,387	87,042

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

ENSCO INTERNATIONAL INCORPORATED

Date: August 2, 2000	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer