Form 10-Q
period 2000-09-30
ENSCO INTERNATIONAL INC
filed 2000-10-30
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 138,526,350 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 26, 2000.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Review Report of Independent Accountants

Consolidated Statement of Operations Three Months Ended September 30, 2000 and 1999

Consolidated Statement of Operations Nine Months Ended September 30, 2000 and 1999

Consolidated Balance Sheet September 30, 2000 and December 31, 1999

Consolidated Statement of Cash Flows Nine Months Ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and its subsidiaries as of September 30, 2000 and the related consolidated statements of operations for each of the three month and nine month periods ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, except as to Note 12, which is as of February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 27, 2000

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
		2000		1999

OPERATING REVENUES		$149.8		$ 76.4

OPERATING EXPENSES
Operating costs		81.0		62.1
Depreciation and amortization		25.2		25.2
General and administrative		3.3		2.8

		109.5		90.1

OPERATING INCOME (LOSS)		40.3		(13.7)

OTHER INCOME (EXPENSE)
Interest income		1.7		3.1
Interest expense, net		(4.0)		(4.6)
Other, net		.2		--

		(2.1)		(1.5)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST		38.2		(15.2)

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax		8.6		(13.5)
Deferred income tax		.6		9.6

		9.2		(3.9)

MINORITY INTEREST		--		(.3)

NET INCOME (LOSS)		$ 29.0		$ (11.0)

EARNINGS (LOSS) PER SHARE
Basic	$ .2	1	$ (.0	8)
Diluted	.2	1	(.0	8)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		137.8		136.6
Diluted		139.5		136.6

CASH DIVIDENDS PER COMMON SHARE	$ .0	25	$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
		2000		1999

OPERATING REVENUES		$362.6		$283.5

OPERATING EXPENSES
Operating costs		212.5		191.9
Depreciation and amortization		72.5		73.7
General and administrative		9.6		8.6

		294.6		274.2

OPERATING INCOME		68.0		9.3

OTHER INCOME (EXPENSE)
Interest income		5.0		10.7
Interest expense, net		(8.9)		(14.8)
Other, net	.	5		(.1)

		(3.4)		(4.2)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST		64.6		5.1

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax		12.7		(20.7)
Deferred income tax		2.7		26.4

		15.4		5.7

MINORITY INTEREST		--		.2

NET INCOME (LOSS)		$ 49.2		$ (.8)

EARNINGS (LOSS) PER SHARE
Basic	$ .3	6	$ (.0	1)
Diluted	.3	5	(.0	1)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		137.4		136.5
Diluted		139.1		136.5

CASH DIVIDENDS PER COMMON SHARE	$ .0	75	$ .0	75

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

	September 30,	December 31,
	2000	1999
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 103.2	$ 144.4
Short-term investments	--	20.9
Accounts receivable, net	140.8	85.3
Prepaid expenses and other	21.8	22.2

Total current assets	265.8	272.8

PROPERTY AND EQUIPMENT, AT COST	2,213.0	2,077.5
Less accumulated depreciation	562.5	500.4

Property and equipment, net	1,650.5	1,577.1

OTHER ASSETS, NET	127.3	128.1

	$ 2,043.6	$ 1,978.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 10.3	$ 8.1
Accrued liabilities	106.5	122.7
Current maturities of long-term debt	.3	4.0

Total current liabilities	117.1	134.8

LONG-TERM DEBT	410.0	371.2

DEFERRED INCOME TAXES	202.2	199.5

OTHER LIABILITIES	12.0	14.3

MINORITY INTEREST	--	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
157.3 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	874.5	850.3
Retained earnings	570.2	531.4
Restricted stock (unearned compensation)	(5.2)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(151.8)	(148.9)

Total stockholders' equity	1,302.3	1,241.0

	$2,043.6	$1,978.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2000	1999

OPERATING ACTIVITIES
Net income (loss)	$ 49.2	$ (.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.5	73.7
Deferred income tax provision	2.7	26.4
Tax benefit from stock compensation	5.1	--
Amortization of other assets	5.1	8.0
Gain on asset dispositions	(.9)	(.2)
Other	.8	1.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55.5)	37.5
Increase in prepaid expenses and other	(6.4)	(1.6)
Increase (decrease) in accounts payable	2.2	(2.5)
Increase (decrease) in accrued liabilities	7.2	(44.1)

Net cash provided by operating activities	82.0	97.8

INVESTING ACTIVITIES
Additions to property and equipment	(182.9)	(203.1)
Proceeds from disposition of assets	7.6	1.1
Sale of short-term investments	20.9	--
Acquisition of minority interest	(9.7)	--

Net cash used by investing activities	(164.1)	(202.0)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	112.5	--
Reduction of long-term borrowings	(77.4)	(22.6)
Cash dividends paid	(10.4)	(10.3)
Proceeds from exercise of stock options	17.0	1.9
Other	(.8)	(.6)

Net cash provided (used) by financing activities	40.9	(31.6)

DECREASE IN CASH AND CASH EQUIVALENTS	(41.2)	(135.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103.2	$194.3

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

     The financial data for the three and nine month periods ended September 30, 2000 and 1999 included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

     Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2000. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

     For the three and nine months ended September 30, 2000 and 1999, there were no adjustments to net income (loss) for purposes of calculating basic and diluted earnings (loss) per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per share computations (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Weighted average common shares-basic	137.8	136.6	137.4	136.5

Potentially dilutive common shares:
Restricted stock grants	.2	--	.2	. --
Stock options	1.5	--	1.5	--

Weighted average common shares-diluted	139.5	136.6	139.1	136.5

Options to purchase 71,000 shares of common stock in the nine month period ended September 30, 2000 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 4.8 million shares of common stock in the three and nine month periods ended September 30, 1999 were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

Note 3 - Long-term Debt

       During the first six months of 2000, the Company borrowed $112.5 million under its floating rate term loan agreement (the “Facility”), which provides approximately $195 million of interim financing for the construction of the ENSCO 7500, the Company's new semisubmersible rig. Interest on amounts borrowed under the Facility are payable semi-annually at a variable rate based on the lender's cost of funds plus .15% (approximately 6.9% at September 30, 2000). Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company expects to complete the rig construction in the fourth quarter of 2000. All borrowings under both the Facility and 15-year bonds are guaranteed by the United States Maritime Administration.

       On March 15, 2000, the Company exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 (the “Notes”) at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest. The excess of the amount paid over the carrying value of the Notes totaled $500,000 and has been charged to “Other, net” under Other Income (Expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2000.

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

Note 5 - Contingencies

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

       On or about September 1, 2000, the Company was named as a defendant in a class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 20 other defendant companies, whose collective operations represent a substantial majority of the U.S. offshore drilling industry, "conspired to fix wages and benefits paid to drilling employees." While it is too early to assess the merits, if any, of this case, the Company intends to mount a vigorous defense to the claims raised. Based on the information currently available, management believes the resolution of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig, which is under construction. The Company's marine transportation segment owns a fleet of 29 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and nine month periods ended September 30, 2000 and 1999 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract Drilling	Marine Transportation	Corporate	Total
Three Months Ended September 30,
2000
Revenues	$140.4	$ 9.4	$--	$149.8
Operating income (loss)	39.5	1.3	(.5)	40.3

1999
Revenues	$ 67.6	$ 8.8	$--	$ 76.4
Operating loss	(12.4)	(.8)	(.5)	(13.7)

Nine Months Ended September 30,
2000
Revenues	$337.6	$ 25.0	$--	$362.6
Operating income (loss)	69.5	--	(1.5)	68.0

1999
Revenues	$256.1	$ 27.4	$--	$283.5
Operating income (loss)	12.5	(1.9)	(1.3)	9.3

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

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices increased during 1999 and early 2000. The increased oil prices have been sustained throughout the first nine months of 2000 primarily due to tightness in worldwide crude oil inventories. Higher oil prices have resulted in exploration and development spending increases by some oil companies, but the current level of spending is still below historical levels. Although further spending increases are expected in 2001, the rate of such spending increases and the corresponding impact on the Company’s operations and financial results are uncertain.

       Improved oil prices and U.S. natural gas prices have led to improved demand for drilling rigs in domestic markets, and the increasing trend in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 has continued throughout the first nine months of 2000. However, improvement in demand for drilling rigs in international markets continues to lag the domestic markets. While activity levels in international markets have begun to increase, the Company does not expect current and projected fourth quarter activity levels to result in appreciable improvement in day rates during the remainder of 2000.

RESULTS OF OPERATIONS

        The Company's results for the third quarter and nine months ended September 30, 2000 reflect an improvement in industry conditions from those experienced during 1999. The majority of the improvement in current year operating results as compared to the prior year is attributable to the Company's domestic drilling operations, which have experienced significant increases in day rates and utilization.

The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and nine month periods ended September 30, 2000 and 1999 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Operating Results
Revenues	$149.8	$ 76.4	$362.6	$283.5
Operating expenses, including G&A	84.3	64.9	222.1	200.5
Depreciation and amortization	25.2	25.2	72.5	73.7

Operating income (loss)	40.3	(13.7)	68.0	9.3
Other expense, net	2.1	1.5	3.4	4.2
Provision (benefit) for income taxes	9.2	(3.9)	15.4	5.7
Minority interest	--	(.3)	--	.2

Net income (loss)	$ 29.0	$(11.0)	$ 49.2	$ (.8)

Revenues
Contract drilling
Jackup rigs:
North America	$ 77.4	$ 31.5	$188.2	$ 96.5
Europe	20.9	8.4	40.0	55.8
Asia Pacific	21.8	11.6	52.9	37.0

Total jackup rigs	120.1	51.5	281.1	189.3
Barge rigs - South America	10.9	11.1	32.8	40.7
Platform rigs	9.4	5.0	23.7	26.1

Total contract drilling	140.4	67.6	337.6	256.1

Marine transportation
AHTS(1)	3.5	4.4	10.1	13.3
Supply	5.9	4.1	14.7	13.0
Mini-Supply	--	.3	.2	1.1

Total marine transportation	9.4	8.8	25.0	27.4

Total	$149.8	$ 76.4	$362.6	$283.5

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 44.9	$ 2.5	$ 97.1	$ 16.4
Europe	6.4	1.6	6.8	28.3
Asia Pacific	7.5	4.2	19.5	12.7

Total jackup rigs	58.8	8.3	123.4	57.4
Barge rigs - South America	4.9	4.0	15.5	20.1
Platform rigs	2.5	1.4	7.2	11.5

Total contract drilling	66.2	13.7	146.1	89.0

Marine transportation
AHTS(1)	1.5	1.8	3.3	5.2
Supply	1.1	(.8)	.8	(1.8)
Mini-Supply	--	(.4)	(.1)	(.8)

Total marine transportation	2.6	.6	4.0	2.6

Total	$ 68.8	$ 14.3	$150.1	$ 91.6

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and nine month periods ended September 30, 2000 and 1999:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Contract Drilling
Utilization:
Jackup rigs:
North America	99%	96%	99%	90%
Europe	75%	38%	53%	58%
Asia Pacific	85%	42%	70%	45%

Total jackup rigs	91%	74%	84%	75%
Barge rigs - South America	33%	33%	33%	30%
Platform rigs	54%	40%	57%	56%

Total	76%	63%	72%	66%

Average day rates:
Jackup rigs:
North America	$38,418	$16,499	$31,465	$17,885
Europe	37,684	37,050	36,685	52,897
Asia Pacific	37,097	42,574	37,620	42,494

Total jackup rigs	38,053	20,517	33,126	24,790
Barge rigs - South America	39,343	37,695	39,493	33,280
Platform rigs	25,670	21,860	23,234	23,213

Total	$37,052	$22,313	$32,778	$25,130

Marine Transportation
Utilization:
AHTS(1)	49%	62%	51%	68%
Supply	69%	78%	69%	74%
Mini-supply	0%	22%	14%	25%

Total	63%	63%	62%	63%

Average day rates:
AHTS(1)	$15,468	$13,563	$13,970	$13,696
Supply	4,073	2,480	3,383	2,788
Mini-supply	--	1,761	1,889	2,084

Total	$ 5,586	$ 4,108	$ 4,833	$ 4,437

           (1)  Anchor handling tug supply vessels.

     Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and nine months ended September 30, 2000 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling The following is an analysis of the Company's offshore drilling rigs at September 30, 2000 and 1999:
	Number of Rigs(1)
	2000	1999
Jackup rigs:
North America	22	22
Europe(2)	8	7
Asia Pacific	7	7

Total jackup rigs	37	36
Barge rigs - South America	9	9
Platform rigs	7	7

Total	53	52

(1)	Excludes the ENSCO 7500, the Company's semisubmersible rig, which was under construction at September 30, 2000 and 1999.
(2)	In February 2000, the Company completed construction of the ENSCO 101, a harsh environment jackup rig. In August 2000, after mobilization to the North Sea, the rig sustained leg damage while moving onto a drilling location. The rig is currently undergoing leg repairs and leg enhancement and is projected to commence drilling operations in the first quarter of 2001. The ENSCO 101 is included in the number of rigs at September 30, 2000, but not at September 30, 1999.

     Third quarter 2000 revenues for the Company's contract drilling segment compared to the third quarter of 1999 increased by $72.8 million, or 108%, and operating margin increased by $52.5 million, or 383%. These increases are primarily due to higher average day rates, which increased 66% from the prior year quarter, and higher utilization, which increased to 76% in the third quarter of 2000 from 63% in the third quarter of 1999. Third quarter 2000 operating expenses for the contract drilling segment increased by $20.3 million, or 38%, from the prior year quarter due primarily to increased utilization.

     For the nine months ended September 30, 2000, revenues for the Company's contract drilling segment increased $81.5 million, or 32%, and operating margin increased $57.1 million, or 64%, from the prior year period. These increases are primarily due to higher average day rates, which increased 30% from the prior year period, and higher utilization, which increased to 72% in the current year period from 66% in the year earlier period. The impact of the increases in revenues and operating margin from the prior year period resulting from improved day rates was partially offset by the receipt of $20.4 million in lump sum early contract termination payments during the first quarter of 1999. Operating expenses for the contract drilling segment in the nine months ended September 30, 2000, increased by $24.4 million, or 15%, from the prior year period due primarily to increased utilization.

   North America Jackup Rigs

     For the third quarter of 2000, revenues for the Company's North America jackup rigs increased by $45.9 million, or 146%, and the operating margin increased by $42.4 million, or 1,696%, from the prior year quarter. These increases are primarily due to a 133% increase in average day rates and a slight increase in utilization as compared to the prior year quarter. Operating expenses increased by $3.5 million, or 12%, from the prior year quarter due primarily to higher utilization and increases in personnel related costs.

     For the nine months ended September 30, 2000, revenues for the Company's North America jackup rigs increased by $91.7 million, or 95%, and the operating margin increased by $80.7 million, or 492%, from the prior year period. These increases are primarily due to a 76% increase in average day rates and an increase in utilization to 99% in the current year period as compared to 90% in the prior year period. Operating expenses increased by $11.0 million, or 14%, from the prior year period due primarily to higher utilization.

   Europe Jackup Rigs

     Third quarter 2000 revenues for the Europe jackup rigs increased $12.5 million, or 149%, and the operating margin increased by $4.8 million, or 300%, from the prior year quarter. These increases are primarily due to an increase in utilization to 75% in the current year quarter from 38% in the prior year quarter. Operating expenses increased by $7.7 million, or 113%, from the prior year quarter due primarily to higher utilization and increases in personnel related costs.

     For the nine months ended September 30, 2000, revenues for the Europe jackup rigs decreased by $15.8 million, or 28%, and the operating margin decreased by $21.5 million, or 76%, from the prior year period. These decreases are due to a 31% decrease in average day rates and to the cessation of the bareboat charter of one jackup rig which was fully employed during the prior year period but was idle while undergoing an enhancement project during the current year period. The jackup rig that was under charter contributed $10.9 million to revenue and $9.9 million to operating margin in the prior year period. The decrease in revenue in the current year period was partially offset by improved utilization of the remaining rig fleet, which utilization contributed to increase operating expenses by $5.7 million, or 21%, from the prior year period.

   Asia Pacific Jackup Rigs

     For the third quarter of 2000, revenues for the Asia Pacific jackup rigs increased by $10.2 million, or 88%, and the operating margin increased by $3.3 million, or 79%, from the prior year quarter. These increases are due to an increase in utilization to 85% in the current year quarter from 42% in the prior year quarter. Operating expenses increased by $6.9 million, or 93%, in the current year quarter due primarily to increased utilization.

     For the nine months ended September 30, 2000, revenues for the Asia Pacific jackup rigs increased by $15.9 million, or 43%, and the operating margin increased by $6.8 million, or 54%, from the prior year period. These increases are due primarily to an increase in utilization to 70% in the current year period from 45% in the prior year period. Operating expenses increased by $9.1 million, or 37%, in the current year period due primarily to increased utilization.

   South America Barge Rigs

     Third quarter 2000 revenues for the South America barge rigs remained relatively flat, and operating margin increased by $.9 million, or 23%, from the prior year quarter. The increase in operating margin is primarily due to a decrease in operating expenses. Operating expenses decreased by $1.1 million, or 15%, from the prior year quarter due primarily to residual start-up costs incurred in the prior year in connection with three newly constructed barge rigs that commenced operations in March, April and June of 1999.

     For the nine months ended September 30, 2000, revenues for the South America barge rigs decreased by $7.9 million, or 19%, and operating margin decreased by $4.6 million, or 23%, from the prior year period. These decreases are due primarily to the receipt of lump-sum early contract termination payments totaling $18.4 million in the prior year period. The impact of the early contract termination payments in the prior year period was partially offset by a 19% increase in average day rates and by an increase in utilization to 33% in the current year period from 30% in the year earlier period. The increase in average day rates and utilization in the current year period is due primarily to full utilization of three newly constructed barge rigs that commenced operations in March, April and June of 1999. The six barge rigs which experienced early contract termination in January 1999 remained idle during the current year period. Operating expenses decreased by $3.3 million, or 16%, from the prior year period, due primarily to costs incurred in the prior year in connection with cold-stacking four barge rigs and to start-up costs incurred in the prior year in connection with three newly constructed barge rigs that commenced operations in March, April and June of 1999.

   Platform Rigs

     Third quarter revenues for the platform rigs increased by $4.4 million, or 88%, and operating margin increased by $1.1 million, or 79%, as compared to the prior year quarter. These increases are primarily attributable to a 17% increase in average day rates and an increase in utilization to 54% in the current year quarter as compared to 40% in the prior year quarter. Operating expenses increased by $3.3 million, or 92%, from the prior year quarter primarily due to increased utilization.

     For the nine months ended September 30, 2000, revenues for the platform rigs decreased by $2.4 million, or 9%, and operating margin decreased by $4.3 million, or 37%, from the prior year period. These decreases are due primarily to a lump sum contract cancellation payment received in the prior year period and to an increase in operating expenses in the current year period. Operating expenses for platform rigs increased by $1.9 million, or 13%, due primarily to slightly higher utilization and the lower cost associated with one platform rig while in the shipyard undergoing a refurbishment project during the nine months ended September 30, 1999.

Marine Transportation

     The following is an analysis of the Company's marine transportation vessels as of September 30, 2000 and 1999:

	Number of Vessels
	2000	1999

AHTS(1)(2)	5	6
Supply	23	23
Mini-Supply(3)	1	8

Total(4)	29	37

(1)	Anchor handling tug supply vessels.
(2)	During the third quarter of 1999, the Company added a 196 foot, 6,000 horsepower vessel to its fleet. The vessel is being leased, and the Company has an option to purchase the vessel beginning in February 2001. During the first quarter of 2000, the Company sold an older, less competitive AHTS vessel.
(3)	The Company sold two mini-supply vessels during the fourth quarter of 1999, four mini-supply vessels during the first quarter of 2000 and one mini-supply vessel during the second quarter of 2000.
(4)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

     Third quarter revenues for the Company's marine transportation segment increased by $600,000, or 7%, and operating margin increased by $2.0 million, or 333%, from the prior year quarter. These increases are primarily attributable to a 36% increase in average day rates and lower operating expenses as compared to the prior year quarter. Operating expenses decreased by $1.4 million, or 17%, from the prior year quarter due primarily to the reduced number of vessels in the Company's fleet.

     For the nine months ended September 30, 2000, revenues for the Company's marine transportation segment decreased by $2.4 million, or 9%, and operating margin increased by $1.4 million, or 54%, from the prior year period. The decrease in revenues is primarily due to a decrease in the utilization of the AHTS class vessels, to 51% in the current year period from 68% in the year earlier period, offset in part by a 21% increase in average day rates of the Supply class vessels. The increase in operating margin is due to higher average day rates and a decrease in operating expenses. Operating expenses decreased by $3.8 million, or 15%, from the prior year period due to the reduced number of vessels in the Company's fleet.

Depreciation and Amortization

     Depreciation and amortization expense for the third quarter of 2000 was unchanged from the prior year quarter. A decrease attributable to the suspension of depreciation on one of the Company's harsh environment jackup rigs while in the shipyard undergoing enhancements during the third quarter of 2000 was offset by increased depreciation associated with a new harsh environment jackup rig placed in service in July 2000 and other enhancement and sustaining capital expenditures during 1999 and the first nine months of 2000.

     Depreciation and amortization expense for the nine months ended September 30, 2000 decreased by $1.2 million, or 2%, as compared to the prior year period. The decrease is primarily attributable to the suspension of depreciation on one of the Company's harsh environment jackup rigs while in the shipyard undergoing enhancements during the nine months ended September 30, 2000. The $3.7 million decrease resulting from the jackup rig in the shipyard was partially offset by increased depreciation associated with a new harsh environment jackup rig placed in service in July 2000, three new barge rigs that commenced operations in March, April and June 1999 and other enhancement and sustaining capital expenditures during 1999 and the first nine months of 2000.

General and Administrative

     General and administrative expense for the third quarter and nine months ended September 30, 2000 increased by $500,000, or 18%, and by $1.0 million, or 12%, respectively, as compared to the prior year periods. The increase is primarily due to increases in performance based compensation.

Other Income (Expense)

     Other income (expense) for the three and nine month periods ended September 30, 2000 and 1999 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Interest income	$ 1.7	$ 3.1	$ 5.0	$ 10.7
Interest expense, net:
Interest expense	(7.6)	(7.3)	(22.0)	(22.9)
Capitalized interest	3.6	2.7	13.1	8.1

	(4.0)	(4.6)	(8.9)	(14.8)
Other, net	.2	--	.5	(.1)

	$ (2.1)	$ (1.5)	$ (3.4)	$ (4.2)

     Interest income decreased for the three and nine months ended September 30, 2000 as compared to the prior year periods due to lower average invested cash balances. Interest expense increased as compared to the prior year quarter due to higher average debt balances attributable to the borrowing of $112.5 million during the first six months of 2000 for construction of the ENSCO 7500, the Company's new semisubsersible rig, offset in part by the impact of lower interest rates applicable to current year borrowing. For the nine months ended September 30, 2000, interest expense decreased due to lower average debt balances during the first half of 2000 and to the impact of lower interest rates applicable to the $112.5 million borrowed in the current year period. Capitalized interest for the quarter and nine months ended September 30, 2000 increased by $.9 million and $5.0 million, respectively, from the comparable prior periods due to an increase in the amount invested in construction projects, primarily the ENSCO 7500.

     Other, net increased for the quarter and nine months ended September 30, 2000 by $200,000 and $600,000, respectively, from the comparable prior year periods. The increase in the current year quarter is primarily due to net foreign currency translation gains. The increase for the nine months ended September 30, 2000 is due primarily to $500,000 of gains in connection with the sale of six marine vessels in the first and second quarters of 2000 and a $600,000 increase in net foreign currency translation gains, partially offset by a $500,000 loss on the early retirement of the Company's 9-7/8% Senior Subordinated Notes in March 2000 (see "Financing and Capital Resources").

Provision for Income Taxes

     The Company's income tax provision for the quarter and nine months ended September 30, 2000 increased by $13.1 million and $9.7 million, respectively, from the comparable prior year periods. These increases are primarily due to the increased profitability of the Company. The increase for the nine months ended September 30, 2000 resulting from increased profitability was partially offset by the impact of restructuring certain foreign operations during 1999 and the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

     The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 2000 and 1999 were as follows (in millions):

	2000	1999

Cash flow from operations	$ 82.0	$ 97.8

Capital expenditures
Sustaining	$ 13.6	$ 7.5
Enhancements	59.2	19.3
Construction	110.1	176.3

	$182.9	$203.1

     Cash flow from operations decreased by $15.8 million, or 16%, for the nine months ended September 30, 2000 as compared to the prior year period. The decrease in cash flow from operations results primarily from $41.8 million of reduced cash flow from working capital changes offset in part by increased cash flow attributable to the Company's improved profitability.

     Management anticipates that capital expenditures for the full year 2000 will be approximately $250 million, including $140 million for new construction projects, $90 million for enhancements and $20 million for ongoing operations.

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at September 30, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	September 30, 2000	December 31, 1999

Long-term debt	$ 410.0	$ 371.2
Total capital	1,712.3	1,612.2
Long-term debt to total capital	23.9%	23.0%

     In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers interim construction financing, as well as 15 year bonds to be issued upon completion of construction. In December 1999, the Company entered into a floating term rate loan agreement (the "Facility") with a major financial institution (the "Lender") to provide interim financing during the rig construction period. Interest on amounts borrowed under the Facility will be payable semi-annually at a variable rate based on the Lender's cost of funds plus .15% (approximately 6.9% at September 30, 2000). At September 30, 2000, borrowings under the Facility totaled $112.5 million. Amounts borrowed under the Facility will be repaid with proceeds from 15-year bonds to be issued after completion of rig construction, and the 15-year bonds will be repaid in 30 semi-annual payments of principal and interest. The Company currently expects to complete rig construction in the fourth quarter of 2000.

     In March 2000, a wholly-owned subsidiary of the Company, Dual Holding Company, exercised its option to redeem all of its 9-7/8% Senior Subordinated Notes due in 2004 at a price equal to 103.29% of the principal amount, or $74.2 million, plus all accrued interest.

     In order to ensure the Company has adequate liquidity and resources for growth, the Company continues to maintain its $185 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks. As of September 30, 2000, the Company has the full $185 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

     The Company's liquidity position at September 30, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	September 30, 2000	December 31, 1999

Cash and short-term investments	$ 103.2	$ 165.3
Working capital	148.7	138.0
Current ratio	2.3	2.0

     Based on the current financial condition of the Company, management believes cash flow from operations, the ENSCO 7500 financing guaranteed by MARAD, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's liquidity needs for the foreseeable future.

MARKET RISK

     The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in foreign currencies. The Company does not use derivative financial instruments for trading purposes. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company will, however, from time to time, hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At September 30, 2000, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders totaling $18.8 million. At September 30, 2000, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges.

     The Company has exposure to interest rate risk in connection with the variable interest rate on amounts borrowed under the Facility, the Company's interim construction financing guranteed by MARAD. As the interest rate on amounts borrowed under the Facility is ultimately based on changes in LIBOR, the Company's exposure to interest rate risk due to changes in the Facility interest rate are not expected to be material. The Company occasionally uses derivative financial instruments to hedge against its exposure to changes in interest rates. At September 30, 2000 the Company had treasury rate lock agreements outstanding to set the interest rate on approximately $50 million of the 15-year bonds that will be issued in 2001 to retire amounts borrowed under the Facility. At September 30, 2000 there were no material unrealized gains or losses on outstanding interest rate lock agreements.

     Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

     Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent oil price levels will be sustained and the level of reinvestment by the oil companies in drilling activity are not determinable at this time.

     Improved oil prices and U.S. natural gas prices increased demand for drilling rigs in domestic markets during the latter part of 1999. The increases in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 have continued throughout the first nine months of 2000. In the near term, the Company believes that improvements in day rates in domestic markets will generally continue.

     Although demand for drilling rigs in international markets has begun to increase, as of this date there has been no appreciable improvement in day rates in international markets. Providing that current activity levels are sustained, management expects improvement in international market day rates next year.

     The Company's North America jackup rig fleet operated at near full utilization during the first nine months of 2000 and the Company expects such utilization levels to continue for the North America jackup rig fleet at least through the remainder of the year. The Company stacked certain rigs and vessels during 1999 as a result of industry conditions. The Company's policy is to stack its rigs and vessels if it does not believe there will be a market for the equipment in the near term or if sufficient cash flow cannot be generated to cover cash operating costs. In the Europe region, the Company currently has two idle rigs, which are in the shipyard undergoing repairs and enhancements that will be completed in the fourth quarter of 2000 and the first quarter of 2001, respectively. The remaining six jackup rigs in the Europe region are currently operating and the Company expects these rigs to remain at full or near-full utilization for at least the remainder of the year. Currently, one of the Company's seven rigs in the Asia Pacific region is idle. The Company has six idle barge rigs in South America, four of which are stacked and two of which continue to be marketed. In the marine transportation segment, there is currently one supply vessel stacked.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2001.

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. The Company will implement the provisions of SAB 101 as required during the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial statements.

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

ENSCO INTERNATIONAL INCORPORATED

Date: October 27, 2000	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer