Form 10-K/A
period 1999-12-31
ENSCO INTERNATIONAL INC
filed 2001-02-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

1999 FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statements, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 1999, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K/A.

INTRODUCTORY NOTE

This Amendment on Form 10-K/A amends and supercedes the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed by the Registrant on March 1, 2000, and is being filed to reflect the restatement of the Registrant's consolidated financial statements for the year ended December 31, 1999. This Amendment includes in Item 8 such restated consolidated financial statements, and other information effected by the restatement, including Selected Consolidated Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on the Registrant's results of operations is included in Note 13 to the Consolidated Financial Statements included in Item 8.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
Overview and Operating Strategy
Contract Drilling Operations
Marine Transportation Operations
Backlog Information
Segment Information
Major Customers
Industry Conditions and Competition
Governmental Regulation
Environmental Matters
Operational Risks and Insurance
International Operations
Executive Officers of the Registrant
Employees
ITEM 2. PROPERTIES
Contract Drilling
Marine Transportation
Other Property
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Environment
Results of Operations
Liquidity and Capital Resources
Market Risk
Year 2000 Update
Outlook and Forward-Looking Statements
New Accounting Pronouncements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES

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

	Year Ended December 31,
	1999(1)		1998		1997		1996(2)		1995
	(Restated)
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Operating revenues	$363.7		$813.2		$815.1		$468.8		$279.1
Operating expenses, excluding (D and A)	262.0		344.5		321.0		238.3		165.5
Depreciation and amortization (D and A)	98.2		83.5		104.8		81.8		58.4

Operating income	3.5		385.2		389.3		148.7		55.2
Other income (expense), net	1.7		(2.7)		(13.5)		(6.0)		(7.9)

Income from continuing operations before income taxes and minority interest	5.2		382.5		375.8		142.7		47.3
Provision for income taxes	3.5		123.8		137.8		44.0		3.4
Minority interest	1.4		4.8		3.1		3.3		2.1

Income from continuing operations		.3	253.9		234.9		95.4		41.8
Income from discontinued operations(3)	--		--		--		--		6.3

Income before extraordinary item		.3	253.9		234.9		95.4		48.1
Extraordinary item-extinguishment of debt	--		--		(1.0)		--		--

Net income		$.3	$253.9		$233.9		$ 95.4		$ 48.1

Basic earnings per share:(4)
Continuing operations	$ --		$ 1.8	2	$ 1.6	7	$ .7	3	$ .3	5
Discontinued operations	--		--		--		--		.0	5
Extraordinary item	--		--		(.0	1)	--		--

Net income per share	$ --		$ 1.8	2	$ 1.6	6	$ .7	3	$ .4	0

Diluted earnings per share:(4)
Continuing operations	$ --		$ 1.8	1	$ 1.6	4	$ .7	2	$ .3	5
Discontinued operations	--		--		--		--		.0	5
Extraordinary item	--		--		(.0	1)	--		--

Net income per share	$ --		$ 1.8	1	$ 1.6	4	$ .7	2	$ .4	0

Weighted average common shares outstanding: (4)
Basic	136.5		139.6		141.0		131.5		119.9
Diluted	137.7		140.6		142.9		133.1		120.8
Cash dividends per common share	$ .1	0	$ .1	0	$ .0	5	$ --		$ --

Consolidated Balance Sheet Data
Working capital	$ 138.4		$ 316.9		$ 316.2		$ 107.5		$ 78.9
Total assets	1,983.7		1,992.8		1,772.0		1,315.4		821.5
Long-term debt, net of current portion	371.2		375.5		400.8		258.6		159.2
Stockholders' equity	1,234.6		1,245.0		1,076.7		845.9		531.2

(1)	The Company's 1999 Consolidated Financial Statements have been restated with respect to certain income tax matters. For a further discussion of the restatement, see Note 13 to the Company's Consolidated Financial Statements.
(2)	The Company acquired DUAL DRILLING COMPANY ("Dual") on June 12, 1996. Consolidated Statement of Income Data include the results of Dual from the acquisition date.
(3)	The Company sold its technical services segment in 1995 and the 1995 results include a gain of $5.2 million in connection with the sale.
(4)	Earnings per share and weighted average common shares outstanding amounts have been adjusted for the two-for-one stock split on September 15, 1997 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

Results of Operations

       The Company's 1999 results reflect the impact of the industry downturn that began in 1998. The Company's average day rates and utilization in 1999 were substantially lower than those achieved in 1998 and 1997. The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 1999 (in millions):

	1999	1998	1997
	(Restated)
Operating Results
Revenues	$363.7	$813.2	$815.1
Operating expenses, excluding D and A	262.0	344.5	321.0
Depreciation and amortization (D and A)	98.2	83.5	104.8

Operating income	3.5	385.2	389.3
Other income (expense), net	1.7	(2.7)	(13.5)
Provision for income taxes	3.5	123.8	137.8
Minority interest	1.4	4.8	3.1

Income before extraordinary item	.3	253.9	234.9
Extraordinary item - extinguishment of debt	--	--	(1.0)

Net income	$.3	$253.9	$233.9

       The Company's provision for income taxes and net income for the year ended December 31, 1999 have been restated. For a further discussion of the restatement, see Note 13 to the Company's Consolidated Financial Statements.

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

       Provision for Income Taxes.   In 1999, 1998 and 1997, the Company recorded income tax expense of $3.5 million, $123.8 million and $137.8 million, respectively. The $120.3 million decrease in the income tax provision from 1998 to 1999 is primarily due to the reduced level of profitability during 1999. The $14.0 million decrease in the income tax provision from 1997 to 1998 is primarily due to a favorable settlement of a foreign tax matter and an adjustment of prior year accruals in 1998.

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

       Financing and Capital Resources. The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	1999	1998	1997
Long-term debt	$ 371.2	$ 375.5	$ 400.8
Total capital	1,605.8	1,620.5	1,477.5
Long-term debt to total capital	23.1%	23.2%	27.1%

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

       The Company's total capital decreased in 1999 as compared to 1998 primarily due to the payment of $13.7 million in dividends in 1999 and the decrease in long-term debt in 1999. The Company's total capital increased in 1998 as compared to 1997 due primarily to the profitability of the Company in 1998, offset in part by the repurchase of approximately 5.5 million shares of the Company's common stock at a cost of $74.2 million, and payment of cash dividends of $14.1 million in 1998.

       The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	1999	1998	1997
Cash and short-term investments	$165.3	$330.1	$262.2
Working capital	138.4	316.9	316.2
Current ratio	2.0	3.0	3.4

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

       As discussed in Note 13, the accompanying consolidated financial statements have been restated with respect to certain income tax matters.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 24, 2000, except as to Note 12,
which is as of February 14, 2000
and Note 13, which is as of
January 23, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
		1999	1998		1997
		(Restated)
REVENUES
Contract drilling		$327.6	$733.5		$720.9
Marine transportation		36.1	79.7		94.2

		363.7	813.2		815.1

OPERATING EXPENSES
Contract drilling		218.5	287.7		269.5
Marine transportation		32.3	41.4		37.2
Depreciation and amortization		98.2	83.5		104.8
General and administrative		11.2	15.4		14.3

		360.2	428.0		425.8

OPERATING INCOME		3.5	385.2		389.3

OTHER INCOME (EXPENSE)
Interest income		13.7	15.1		7.4
Interest expense, net		(19.3)	(26.2)		(21.4)
Other, net		7.3	8.4			.5

		1.7	(2.7)		(13.5)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST		5.2	382.5		375.8

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes		(28.1)	73.2		82.1
Deferred income taxes		31.6	50.6		55.7

		3.5	123.8		137.8

MINORITY INTEREST		1.4	4.8		3.1

INCOME BEFORE EXTRAORDINARY ITEM		.3	253.9		234.9

EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT		--		--	(1.0)

NET INCOME		$.3	$253.9		$233.9

BASIC EARNINGS PER SHARE
Income before extraordinary item		$--	$ 1.8	2	$ 1.6	7
Extraordinary item		--		--	(.0	1)

Net income		$--	$ 1.8	2	$ 1.6	6

DILUTED EARNINGS PER SHARE
Income before extraordinary item		$--	$ 1.8	1	$ 1.6	4
Extraordinary item		--		--	(.0	1)

Net income		$--	$ 1.8	1	$ 1.6	4

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		136.5	139.6		141.0
Diluted		137.7	140.6		142.9

CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions, except par value amounts)
	December 31,
	1999	1998
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 144.4	$ 330.1
Short-term investments	20.9	--
Accounts receivable, net	85.3	118.4
Prepaid expenses and other	22.6	27.8

Total current assets	273.2	476.3

PROPERTY AND EQUIPMENT, AT COST	2,077.5	1,799.2
Less accumulated depreciation	500.4	409.8

Property and equipment, net	1,577.1	1,389.4

OTHER ASSETS, NET	133.4	127.1

	$1,983.7	$1,992.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8.1	$ 9.1
Accrued liabilities	122.7	126.7
Current maturities of long-term debt	4.0	23.6

Total current liabilities	134.8	159.4

LONG-TERM DEBT	371.2	375.5

DEFERRED INCOME TAXES	211.6	180.0

OTHER LIABILITIES	14.3	17.1

MINORITY INTEREST	17.2	15.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
155.9 million and 155.6 million shares issued	15.6	15.6
Additional paid-in capital	850.3	846.1
Retained earnings	525.0	538.4
Restricted stock (unearned compensation)	(6.3)	(7.7)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million and 18.5 million shares	(148.9)	(146.3)

Total stockholders' equity	1,234.6	1,245.0

	$1,983.7	$1,992.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
	Year Ended December 31,
	1999	1998	1997
	(Restated)
OPERATING ACTIVITIES
Net income	$.3	$253.9	$233.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	98.2	83.5	104.8
Deferred income tax provision	31.6	50.6	55.7
Amortization of other assets	10.0	10.1	8.6
Gain on asset dispositions	(7.9)	(10.6)	(1.6)
Other	1.6	4.5	.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	33.1	38.8	(46.7)
(Increase) decrease in prepaid expenses and other assets	(8.2)	1.0	(33.3)
Increase (decrease) in accounts payable	(1.0)	1.3	(9.1)
Increase (decrease) in accrued and other liabilities	(42.7)	15.6	23.4

Net cash provided by operating activities	115.0	448.7	336.6

INVESTING ACTIVITIES
Additions to property and equipment	(248.1)	(330.8)	(282.3)
Net proceeds from disposition of assets	10.5	68.4	2.1
Purchase of short-term investments	(20.9)	--	--
Other	--	--	.6

Net cash used by investing activities	(258.5)	(262.4)	(279.6)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(23.7)	(30.6)	(160.0)
Net proceeds from public debt offering	--	--	287.8
Repurchase of common stock	--	(74.2)	--
Cash dividends paid	(13.7)	(14.1)	(7.1)
Tax benefit from stock compensation	1.2	.6	5.2
Deferred financing costs	(6.3)	(.7)	(.5)
Other	.3	.6	(.9)

Net cash provided (used) by financing activities	(42.2)	(118.4)	124.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(185.7)	67.9	181.5

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	330.1	262.2	80.7

CASH AND CASH EQUIVALENTS, END OF YEAR	$144.4	$330.1	$262.2

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

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 1999 is as follows (shares in thousands, dollars in millions):

								Restricted
				Additional				Stock
	Common Stock			Paid-In		Retained		(Unearned		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Stock

BALANCE, December 31, 1996	77,175	$ 7.7		$835.4		$ 71.8		$(4.9)		$ (63.0)
Net income	--	-	-	-	-	233.9		-	-	-	-
Cash dividends paid	--	-	-	-	-	(7.1)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	505.1			8.4		-	-	(3.1)		(7.8)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.2		-	-
Tax benefit from stock
compensation	--	-	-	5.2		-	-	-	-	-	-
Two-for-one stock split	77,494	7.7		(7.7)		-	-	-	-	-	-

BALANCE, December 31, 1997	155,174	15.5		841.3		298.6		(6.8)		(70.8)
Net income	--	-	-	-	-	253.9		-	-	-	-
Cash dividends paid	--	-	-	-	-	(14.1)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	402.1			4.2		-	-	(2.3)		1.3
Repurchase of common stock	--	-	-	-	-	-	-	-	-	(74.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-
Tax benefit from stock
compensation	--	-	-		.6	-	-	-	-	-	-

BALANCE, December 31, 1998	155,576	15.6		846.1		538.4		(7.7)		(146.3)
Net income (restated)	--	-	-	-	-		.3	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-
Common stock issued under
employee and director incentive
plans, net	334	-	-	3.0		-	-		(.1)	(2.6)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.5		-	-
Tax benefit from stock
compensation	--	-	-	1.2		-	-	-	-	-	-

BALANCE, December 31, 1999 (restated)	155,910	$15.6		$850.3		$525.0		$(6.3)		$(148.9)

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

The following table reflects pro forma net income and earnings per share under the fair value approach of SFAS No. 123 (in millions, except per share amounts):

	1999				1998				1997
	As Reported		Pro forma		As Reported		Pro forma		As Reported		Pro forma
	(Restated)		(Restated)

Net income (loss)	$ .	3	$(4.	5)	$253.9		$249.6		$233.9		$230.9
Basic net income (loss) per share	--		(.0	3)	1.8	2	1.7	9	1.6	6	1.6	4
Diluted net income (loss) per share	--		(.0	3)	1.8	1	1.7	8	1.6	4	1.6	2

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

       The components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 1999 are as follows (in millions):

1999	1998	1997

Current:
Federal	$(34.6)	$ 41.5	$ 61.2
State	-	-	1.0	1.3
Foreign	6.5	30.7	19.6

(28.1)	73.2	82.1

Deferred:
Federal	24.4	56.1	42.9
Foreign	7.2	(5.5)	12.8

31.6	50.6	55.7

Total income tax expense	$ 3.5	$123.8	$137.8

Significant components of deferred income tax assets (liabilities) as of December 31, 1999 and 1998 are comprised of the following (in millions):
1999	1998

Deferred tax assets:
Net operating loss carryforwards	$ 9.9	$ 15.3
Foreign tax credit carryforwards	10.3	7.7
Liabilities not deductible for tax purposes	3.9	3.3
Accrued benefits	1.1	2.3
Safe harbor leases	.3	2.2
Other	1.7	3.2

Total deferred tax assets	27.2	34.0

Deferred tax liabilities:
Property	(208.8)	(192.0)
Intercompany transfers of property	(12.1)	--
Maritime capital construction fund	(7.0)	(5.3)
Tax gain recognized on transfer of assets	-	-	(3.2)
Other	(5.9)	(8.5)

Total deferred tax liabilities	(233.8)	(209.0)

Net deferred tax liabilities	$(206.6)	$(175.0)

Net current deferred tax asset	$ 5.0	$ 5.0
Net noncurrent deferred tax liability	(211.6)	(180.0)

Net deferred tax liability	$(206.6)	$(175.0)

The consolidated effective income tax rate for each of the three years in the period ended December 31, 1999, differs from the United States statutory income tax rate as follows:

1999	1998	1997

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	31.6	3.1	(0.5)
Goodwill amortization	22.4	0.3	0.3
Adjustment of prior year accruals	-	-	(2.4)	-	-
Other	(21.7)	(3.6)	1.9

Effective income tax rate	67.3%	32.4%	36.7%

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

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Corporate		Total
1999
Revenues	$ 327.6	$ 36.1	$ -	-	$ 363.7
Operating income (loss)	7.4	(2.2)	(1.7)		3.5
Assets (restated)	1,817.3	72.7	93.7		1,983.7
Capital expenditures	246.5	.9		.7	248.1
Depreciation and amortization	91.4	5.1	1.7		98.2
1998
Revenues	$ 733.5	$ 79.7	$ -	-	$ 813.2
Operating income (loss)	354.5	32.2	(1.5)		385.2
Assets	1,660.6	72.2	260.0		1,992.8
Capital expenditures	315.4	13.0	2.4		330.8
Depreciation and amortization	77.2	4.8	1.5		83.5
1997
Revenues	$ 720.9	$ 94.2	$ -	-	$ 815.1
Operating income (loss)	341.7	48.2		(.6)	389.3
Assets	1,424.7	77.3	270.0		1,772.0
Capital expenditures	268.8	9.7	3.8		282.3
Depreciation and amortization	96.7	7.4		.7	104.8

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

10.  SUPPLEMENTAL FINANCIAL INFORMATION

       Consolidated Balance Sheet Information. Accounts receivable, net at December 31, 1999 and 1998 consists of the following (in millions):

1999	1998

Trade	$58.7	$115.6
Income tax refunds	24.8	-	-
Other	6.2	8.4

89.7	124.0
Allowance for doubtful accounts	(4.4)	(5.6)

$85.3	$118.4

Prepaid expenses and other at December 31, 1999 and 1998 consists of the following (in millions):

	1999	1998

Deferred tax asset	$ 5.0	$ 5.0
Prepaid expenses	7.2	6.5
Inventory	5.1	4.2
Deposits	.4	5.7
Other	4.9	6.4

	$22.6	$27.8

Accrued liabilities at December 31, 1999 and 1998 consists of the following (in millions):

	1999	1998

Operating expenses	$ 14.3	$ 16.1
Payroll	9.3	25.7
Taxes	33.0	49.0
Insurance	2.7	1.8
Deferred revenue	.1	6.2
Accrued interest	7.3	6.2
Accrued capital additions	55.9	19.0
Other	.1	2.7

	$122.7	$126.7

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

11.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 1999 and 1998 is as follows (in millions, except per share amounts):

		First		Second		Third	Fourth			Fourth
		Quarter		Quarter		Quarter	Quarter			Quarter
							(As Reported)			(Restated)
1999
Revenues Contract drilling		$117.5		$ 71.0		$ 67.6	$ 71.5			$ 71.5
Marine transportation		10.2		8.4		8.8	8.7			8.7

		127.7		79.4		76.4	80.2			80.2

Direct operating expenses
Contract drilling		58.9		54.3		53.9	51.4			51.4
Marine transportation		8.6		8.0		8.2	7.5			7.5

		67.5		62.3		62.1	58.9			58.9

Operating margin		60.2		17.1		14.3	21.3			21.3
Depreciation and amortization		23.6		24.9		25.2	24.5			24.5
General and administrative		2.9		2.9		2.8	2.6			2.6

Operating income (loss)		33.7		(10.7)		(13.7)	(5.8)			(5.8)
Interest income		4.1		3.5		3.1	3.0			3.0
Interest expense, net		5.4		4.8		4.6	4.5			4.5
Other income (expense)		(.1)	-	-	-	-	7.4			7.4

Income (loss) before income taxes and minority interest		32.3		(12.0)		(15.2)		.1		.1
Provision (benefit) for income taxes		11.3		(1.7)		(3.9)	(8.6)			(2.2)
Minority interest		1.0		(.5)		(.3)	1.2			1.2

Net income (loss)		$ 20.0		$ (9.8)		$ (11.0)	$ 7.5			$ 1.1

Earnings (loss) per share
Basic	$ .1	5	$ (.0	7)	$ (.0	8)	$ .0	5	$ .0	1
Diluted	.1	5	(.0	7)	(.0	8)	.0	5.0		1

The benefit for income taxes, net income and earnings per share for the fourth quarter of 1999 have been restated. For a further discussion of the restatement see Note 13 "Restatement".

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Year

1998
Revenues Contract drilling	$220.8	$211.2	$161.7	$139.8	$733.5
Marine transportation	25.6	22.8	18.1	13.2	79.7

246.4	234.0	179.8	153.0	813.2

Direct operating expenses
Contract drilling	73.4	73.2	70.0	71.1	287.7
Marine transportation	10.3	10.4	10.5	10.2	41.4

83.7	83.6	80.5	81.3	329.1

Operating margin	162.7	150.4	99.3	71.7	484.1
Depreciation and amortization	19.8	20.2	20.9	22.6	83.5
General and administrative	3.6	4.1	3.8	3.9	15.4

Operating income	139.3	126.1	74.6	45.2	385.2
Interest income	2.7	3.8	4.0	4.6	15.1
Interest expense, net	7.6	6.6	6.2	5.8	26.2
Other income (expense)	(.1)	.1	10.0	(1.6)	8.4

Income before income taxes and minority interest	134.3	123.4	82.4	42.4	382.5
Provision for income taxes	45.8	42.3	22.3	13.4	123.8
Minority interest	1.3	.5	1.1	1.9	4.8

Net income	$ 87.2	$ 80.6	$ 59.0	$ 27.1	$253.9

Earnings per share
Basic	$ .6	2	$ .5	7	$ .4	2	$ .2	0	$ 1.	82
Diluted	.6	1.5	7.4	2.2	0	1.	81

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

13.  RESTATEMENT

       The Company has determined to restate its previously issued consolidated financial statements as of and for the year ended December 31, 1999. The restatement reflects a change in accounting treatment for the income tax benefits resulting from the transfer of certain drilling rigs among subsidiaries in different taxing jursidictions in the fourth quarter of 1999. A summary of the effects of the restatement on the Consolidated Statement of Income for the year ended December 31, 1999 and the Consolidated Balance Sheet as of December 31, 1999, is as follows:

Year Ended December 31, 1999
(in millions, except per share amounts)
Previously	Restatement
Reported	Adjustments	Restated
Revenues
Contract drilling	$327.6	$--	$327.6
Marine transportation	36.1	--	36.1

363.7	--	363.7

Operating Expenses
Contract drilling	218.5	--	218.5
Marine transportation	32.3	--	32.3
Depreciation and amortization	98.2	--	98.2
General and administrative	11.2	--	11.2

360.2	--	360.2

Operating Income	3.5	--	3.5

Other income (expense)
Interest income	13.7	--	13.7
Interest expense, net	(19.3)	--	(19.3)
Other, net	7.3	--	7.3

1.7	--	1.7

Income before income taxes and minority interest	5.2	--	5.2

Provision (benefit) for income taxes
Current income taxes	(22.4)	(5.7)	(28.1)
Deferred income taxes	19.5	12.1	31.6

(2.9)	6.4	3.5

Minority Interest	1.4	--	1.4

Net income	$ 6.7	$ (6.4)	$ 0.3

Earnings per share
Basic	$ .0	5	$ (.0	5)	$ -	-
Diluted	.0	5	(.0	5)	-	-

	As of December 31, 1999
	(in millions)
	Previously	Restatement
	Reported	Adjustments	Restated
ASSETS
Curent Assets
Cash and cash equivalents	$ 144.4	$--	$ 144.4
Short-term investments	20.9	--	20.9
Accounts receivable, net	85.3	--	85.3
Prepaid expenses and other	22.2	.4	22.6

Total current assets	272.8	.4	273.2

Property and equipment, at cost	2,077.5	--	2,077.5
Less accumulated depreciation	500.4	--	500.4

Property and equipment, net	1,577.1	--	1,577.1

Other assets, net	128.1	5.3	133.4

	$1,978.0	$ 5.7	$1,983.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 8.1	$--	$ 8.1
Accrued liabilities	122.7	--	122.7
Current maturities of long-term debt	4.0	--	4.0

Total current liabilities	134.8	--	134.8

Long-term debt	371.2	--	371.2

Deferred income taxes	199.5	12.1	211.6

Other liabilities	14.3	--	14.3

Minority interest	17.2	--	17.2

Stockholders' equity
Common stock	15.6	--	15.6
Additional paid-in capital	850.3	--	850.3
Retained earnings	531.4	(6.4)	525.0
Restricted stock (unearned compensation)	(6.3)	--	(6.3)
Cumulative translation adjustment	(1.1)	--	(1.1)
Treasury stock, at cost	(148.9)	--	(148.9)

Total stockholders' equity	1,241.0	(6.4)	1,234.6

	$1,978.0	$ 5.7	$1,983.7

       The restatement did not change the amount of net cash provided by operating actvities, net cash used by investing activities and net cash used by financing activities as previously reported in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 1999.

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

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - PricewaterhouseCoopers LLP
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.2	-	Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.3	-	Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).
4.1	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.2	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).
4.6	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
4.7	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
10.1	-	ENSCO Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.3	-	Loan Agreement dated October 14, 1993, by and among ENSCO Marine Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.4	-	Partial Satisfaction of Mortgage, dated November 29, 1994, between Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc., and ENSCO Marine Company (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).
10.5	-	Modification and Amendment of First Preferred Fleet Ship Mortgage, dated January 23, 1995, by ENSCO Marine Company and Wilmington Trust Company, as trustee for the benefit of The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-8097).
10.6	-	ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.7	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.8	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.9	-	Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).
10.10	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.11	-	Commitment to Guarantee Obligations dated December 15, 1999, by the United States of America under Title XI of the Merchant Marine Act,1936, as amended, for the benefit of ENSCO Offshore Company (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.12	-	Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company, as Indenture Trustee, which includes as Schedule A the Schedule of Definitions to the Trust Indenture, as Exhibit 1 the General Provisions of the Trust Indenture, and as Exhibit 2 the Forms of Floating Rate Note, Guarantee and Trustee's Authentication Certificate (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.13	-	Security Agreement dated December 15, 1999, between ENSCO Offshore Company and the United States of America pursuant to Title XI of the Merchant Marine Act, 1936, as amended, which includes as Schedule X the Schedule of Definitions to the Security Agreement, and as Exhibit 1 the General Provisons of the Security Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.14	-	Credit Agreement dated December 15, 1999, among ENSCO Offshore Company, Govco Incorporated, Citibank N.A., Citibank International Plc, and Citibank North America, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
21.1	-	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
*23.1	-	Consent of PricewaterhouseCoopers LLP.
*27.1	-	Financial Data Schedule (EDGAR version only).

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K/A:
1.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.10 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
2.	ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
3.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
4.	ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

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

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on January 31, 2001.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL F. THORNE Carl F. Thorne	Chairman, President, Chief Executive Officer and Director	January 31, 2001

/s/ RICHARD A. WILSON Richard A. Wilson	Senior Vice President, Chief Operating Officer and Director	January 31, 2001

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Vice President, Chief Financial Officer	January 31, 2001

/s/ H. E. MALONE H. E. Malone	Vice President, Chief Accounting Officer and Controller	January 31, 2001

/s/ DILLARD S. HAMMETT Dillard S. Hammett	Director	January 31, 2001

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	January 31, 2001

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	January 31, 2001