Form 10-Q/A
period 2000-06-30
ENSCO INTERNATIONAL INC
filed 2001-02-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends and supercedes the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed by the Registrant on August 4, 2000, and is being filed to reflect the restatement of the Registrant's consolidated financial statements. Information regarding the effect of the restatement on the Registrant's consolidated financial statements as of and for the three and six month periods ended June 30, 2000 is included in Note 7 to the Consolidated Financial Statements included in Item 1.

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

As discussed in Note 7, the accompanying consolidated financial statements have been restated with respect to certain income tax matters.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
August 1, 2000, except as to Note 7,
which is as of January 23, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2000		1999
	(Restated)

OPERATING REVENUES	$116.6		$ 79.4

OPERATING EXPENSES
Operating costs	67.7		62.3
Depreciation and amortization	23.8		24.9
General and administrative	3.2		2.9

	94.7		90.1

OPERATING INCOME (LOSS)	21.9		(10.7)

OTHER INCOME (EXPENSE)
Interest income	1.3		3.5
Interest expense, net	(1.9)		(4.8)
Other, net		.2	-	-

		(.4)	(1.3)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	21.5		(12.0)

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes	3.6		(7.5)
Deferred income taxes	3.6		5.8

	7.2		(1.7)

MINORITY INTEREST	-	-		(.5)

NET INCOME (LOSS)	$ 14.3		$ (9.8)

EARNINGS (LOSS) PER SHARE
Basic	$ .1	0	$ (.0	7)
Diluted	.1	0	(.0	7)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.5		136.4
Diluted	139.2		136.4

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2000			1999
	(Restated)

OPERATING REVENUES	$212.8			$ 207.1

OPERATING EXPENSES
Operating costs	131.5			129.8
Depreciation and amortization	47.3			48.5
General and administrative	6.3			5.8

	185.1			184.1

OPERATING INCOME	27.7			23.0

OTHER INCOME (EXPENSE)
Interest income	3.3			7.6
Interest expense, net	(4.9)			(10.2)
Other, net		.3		(.1)

	(1.3)			(2.7)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	26.4			20.3

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes	3.6			(7.2)
Deferred income taxes	5.4			16.8

	9.0			9.6

MINORITY INTEREST	-	-		.5

NET INCOME	$ 17.4			$ 10.2

EARNINGS PER SHARE
Basic	$ .1	3	$ .0	7
Diluted	.1	3.0		7

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.2			136.4
Diluted	138.9			137.2

CASH DIVIDENDS PER COMMON SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

June 30,	December 31,
2000	1999
(Restated)	(Restated)
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 105.6	$ 144.4
Short-term investments	-	-	20.9
Accounts receivable, net	113.5	85.3
Prepaid expenses and other	20.8	22.6

Total current assets	239.9	273.2

PROPERTY AND EQUIPMENT, AT COST	2,161.3	2,077.5
Less accumulated depreciation	538.9	500.4

Property and equipment, net	1,622.4	1,577.1

OTHER ASSETS, NET	132.6	133.4

$1,994.9	$1,983.7

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9.7	$ 8.1
Accrued liabilities	86.9	122.7
Current maturities of long-term debt	1.9	4.0

Total current liabilities	98.5	134.8

LONG-TERM DEBT	410.0	371.2

DEFERRED INCOME TAXES	217.0	211.6

OTHER LIABILITIES	11.7	14.3

MINORITY INTEREST	-	-	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
156.9 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	864.9	850.3
Retained earnings	535.4	525.0
Restricted stock (unearned compensation)	(5.5)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(151.7)	(148.9)

Total stockholders' equity	1,257.7	1,234.6

$1,994.9	$1,983.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2000	1999
	(Restated)
OPERATING ACTIVITIES
Net income	$ 17.4	$ 10.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	47.3	48.5
Deferred income tax provision	5.4	16.8
Tax benefit from stock compensation	3.4	-	-
Amortization of other assets	3.5	5.5
Gain on asset dispositions	(.8)		(.3)
Other	.5		.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28.2)	53.9
(Increase) decrease in prepaid expenses and other assets	(2.6)		.3
Increase in accounts payable	1.6		.7
Decrease in accrued liabilities	(.9)	(48.5)

Net cash provided by operating activities	46.6	88.0

INVESTING ACTIVITIES
Additions to property and equipment	(140.6)	(139.1)
Proceeds from disposition of assets	5.9		.8
Sale of short-term investments	20.9	-	-
Acquisition of minority interest	(9.7)	-	-

Net cash used by investing activities	(123.5)	(138.3)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	112.5	-	-
Reduction of long-term borrowings	(75.8)	(21.5)
Cash dividends paid	(6.9)	(6.9)
Proceeds from exercise of stock options	9.0	1.8
Other	(.7)		(.5)

Net cash provided (used) by financing activities	38.1	(27.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(38.8)	(77.4)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105.6	$252.7

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

       Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2000. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 1, 2001.

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

Note 7 - Restatement

       The Company has determined to restate its previously issued consolidated financial statements for the three and six month periods ended June 30, 2000 and for the year ended December 31, 1999. The restatements reflect a change in accounting treatment for the income tax benefits resulting from the transfer of certain drilling rigs among subsidiaries in different taxing jurisdictions in the first quarter of 2000 and fourth quarter of 1999. A summary of the effects of the restatement on the Consolidated Statement of Income for the three and six month periods ended June 30, 2000 and the Consolidated Balance Sheet as of June 30, 2000, is as follows:

	Three Months Ended June 30, 2000
	(in millions, except per share amounts)
		Previously	Restatement
		Reported	Adjustments			Restated

Revenues		$116.6		$--		$116.6

Operating expenses
Operating costs		67.7		--		67.7
Depreciation and amortization		23.8		--		23.8
General and administrative		3.2		--		3.2

		94.7		--		94.7

Operating income		21.9		--		21.9

Other income (expense)
Interest income		1.3		--		1.3
Interest expense		(1.9)		--		(1.9)
Other, net		.2		--		.2

		(.4)		--		(.4)

Income before income taxes		21.5		--		21.5

Provision for income taxes
Current income taxes		4.0		(.4)		3.6
Deferred income taxes		1.1	2.5			3.6

		5.1	2.1			7.2

Net income		$ 16.4	$ (2.1)			$ 14.3

Earnings per share
Basic	$ .1	2	$ (.0	2)	$ .1	0
Diluted	.1	2	(.0	2)	.1	0

	Six Months Ended June 30, 2000
	(in millions, except per share amounts)
		Previously	Restatement
		Reported	Adjustments			Restated

Revenues		$212.8		$--		$212.8

Operating expenses
Operating costs		131.5		--		131.5
Depreciation and amortization		47.3		--		47.3
General and administrative		6.3		--		6.3

		185.1		--		185.1

Operating income		27.7		--		27.7

Other income (expense)
Interest income		3.3		--		3.3
Interest expense		(4.9)		--		(4.9)
Other, net		.3		--		.3

		(1.3)		--		(1.3)

Income before income taxes		26.4		--		26.4

Provision for income taxes
Current income taxes		4.1		(.5)		3.6
Deferred income taxes		2.1	3.3			5.4

		6.2	2.8			9.0

Net income		$ 20.2	$ (2.8)			$ 17.4

Earnings per share
Basic	$ .1	5	$ (.0	2)	$ .1	3
Diluted	.1	5	(.0	2)	.1	3

	As of June 30, 2000
	(in millions)
	Previously	Restatement
	Reported	Adjustments	Restated
ASSETS
Curent Assets
Cash and cash equivalents	$ 105.6	$--	$ 105.6
Accounts receivable, net	113.5	--	113.5
Prepaid expenses and other	20.0	.8	20.8

Total current assets	239.1	.8	239.9

Property and equipment, at cost	2,161.3	--	2,161.3
Less accumulated depreciation	538.9	--	538.9

Property and equipment, net	1,622.4	--	1,622.4

Other assets, net	127.2	5.4	132.6

	$1,988.7	$ 6.2	$1,994.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 9.7	$--	$ 9.7
Accrued liabilities	86.9	--	86.9
Current maturities of long-term debt	1.9	--	1.9

	98.5	--	98.5

Long-term debt	410.0	--	410.0

Deferred income taxes	201.6	15.4	217.0

Other liabilities	11.7	--	11.7

Stockholders' equity
Common stock	15.7	--	15.7
Additional paid-in stock	864.9	--	864.9
Retained earnings	544.6	(9.2)	535.4
Restricted stock (unearned compensation)	(5.5)	--	(5.5)
Cumulative translation adjustment	(1.1)	--	(1.1)
Treasury stock, at cost	(151.7)	--	(151.7)

Total stockholders' equity	1,266.9	(9.2)	1,257.7

	$1,988.7	$ 6.2	$1,994.9

       The restatement did not change the amount of net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities as previously reported in the Company's Consolidated Statement of Cash Flows for the six months ended June 30, 2000.

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

       The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and six month periods ended June 30, 2000 and 1999 (in millions):

Three Months Ended	Six Months Ended
June 30,	June 30,
2000(1)	1999	2000(1)	1999
(Restated)	(Restated)
Operating Results
Revenues	$116.6	$ 79.4	$212.8	$207.1
Operating expenses, including general and administrative	70.9	65.2	137.8	135.6
Depreciation and amortization	23.8	24.9	47.3	48.5

Operating income (loss)	21.9	(10.7)	27.7	23.0
Other expense, net	.4	1.3	1.3	2.7
Provision (benefit) for income taxes	7.2	(1.7)	9.0	9.6
Minority interest	-	-	(.5)	-	-	.5

Net income (loss)	$ 14.3	$ (9.8)	$ 17.4	$ 10.2

Revenues
Contract drilling
Jackup rigs:
North America	$ 59.1	$ 29.9	$110.8	$ 65.0
Europe	15.9	14.1	19.1	47.4
Asia Pacific	14.0	10.6	31.1	25.4

Total jackup rigs	89.0	54.6	161.0	137.8
Barge rigs - South America	10.9	9.1	21.9	29.6
Platform rigs	9.2	7.3	14.3	21.1

Total contract drilling	109.1	71.0	197.2	188.5

Marine transportation
AHTS(2)	3.0	4.1	6.6	8.9
Supply	4.5	4.0	8.8	8.9
Mini-Supply	-	-	.3	.2	.8

Total marine transportation	7.5	8.4	15.6	18.6

Total	$116.6	$ 79.4	$212.8	$207.1

Operating Margin(3)
Contract drilling
Jackup rigs:
North America	$ 28.4	$ 4.3	$ 52.2	$ 13.9
Europe	4.6	6.0	.4	26.7
Asia Pacific	6.7	3.1	12.0	8.5

Total jackup rigs	39.7	13.4	64.6	49.1
Barge rigs - South America	5.5	.5	10.6	16.1
Platform rigs	3.2	2.8	4.7	10.1

Total contract drilling	48.4	16.7	79.9	75.3

Marine transportation
AHTS(2)	.8	1.5	1.8	3.4
Supply	(.3)	(.9)	(.3)	(1.0)
Mini-Supply	--	(.2)	(.1)	(.4)

Total marine transportation	.5	.4	1.4	2.0

Total	$ 48.9	$ 17.1	$ 81.3	$ 77.3

(1)	The Company's provision for income taxes and net income for the three and six month periods ended June 30, 2000 have been restated. For a further discussion of the restatement, see Note 7 to the Company's Consolidated Financial Statements.
(2)	Anchor handling tug supply vessels.
(3)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and six month periods ended June 30, 2000 and 1999:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Contract Drilling
Utilization:
Jackup rigs:
North America	99%	88%	99%	88%
Europe	67%	51%	41%	68%
Asia Pacific	55%	37%	62%	47%

Total jackup rigs	84%	71%	80%	76%
Barge rigs - South America	33%	36%	33%	28%
Platform rigs	69%	53%	59%	63%

Total	73%	63%	69%	67%

Average day rates:
Jackup rigs:
North America	$29,775	$17,109	$27,901	$18,662
Europe	35,844	44,589	35,610	55,268
Asia Pacific	40,908	44,983	37,987	42,457

Total jackup rigs	32,120	22,965	30,182	26,881
Barge rigs - South America	39,797	32,802	39,569	28,415
Platform rigs	22,088	23,229	21,796	23,604

Total	$31,711	$23,652	$30,261	$26,509

Marine Transportation
Utilization:
AHTS(1)	50%	73%	53%	71%
Supply	70%	72%	69%	72%
Mini-supply	--	23%	16%	27%

Total	63%	61%	61%	62%

Average day rates:
AHTS(1)	$13,081	$12,476	$13,298	$13,763
Supply	3,078	2,625	3,035	2,957
Mini-supply	--	2,084	1,889	2,215

Total	$ 4,414	$ 4,209	$ 4,469	$ 4,610

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

Provision for Income Taxes

       The Company's income tax provision for the second quarter ended June 30, 2000 increased from the comparable prior year period by $8.9 million due to the increased profitability of the Company.

       The Company's income tax provision for the six months ended June 30, 2000 decreased by $600,000 from the comparable prior year period primarily due to a shift in earnings from jurisdictions with higher effective tax rates to jurisdictions with lower effective tax rates.

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

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at June 30, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2000	1999

Long-term debt	$ 410.0	$ 371.2
Total capital	1,667.7	1,605.8
Long-term debt to total capital	24.6%	23.1%

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

        The Company’s liquidity position at June 30, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2000	1999

Cash and short-term investments	$105.6	$165.3
Working capital	141.4	138.4
Current ratio	2.4	2.0

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

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) changes in the dates the Company's rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

ENSCO INTERNATIONAL INCORPORATED

Date: January 31, 2001	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer