Form 10-Q/A
period 2000-09-30
ENSCO INTERNATIONAL INC
filed 2001-02-01
CIK 314808

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends and supercedes the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, as filed by the Registrant on October 30, 2000, and is being filed to reflect the restatement of the Registrant's consolidated financial statements. Information regarding the effect of the restatement on the Registrant's consolidated financial statements as of and for the three and nine month periods ended September 30, 2000 is included in Note 7 to the Consolidated Financial Statements included in Item 1.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 27, 2000, except as to Note 7,
which is as of January 23, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
		2000		1999
		(Restated)

OPERATING REVENUES		$149.8		$ 76.4

OPERATING EXPENSES
Operating costs		81.0		62.1
Depreciation and amortization		25.2		25.2
General and administrative		3.3		2.8

		109.5		90.1

OPERATING INCOME (LOSS)		40.3		(13.7)

OTHER INCOME (EXPENSE)
Interest income		1.7		3.1
Interest expense, net		(4.0)		(4.6)
Other, net		.2		--

		(2.1)		(1.5)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST		38.2		(15.2)

PROVISION (BENEFIT) FOR INCOME TAXES
Current income taxes		7.9		(13.5)
Deferred income taxes		5.0		9.6

		12.9		(3.9)

MINORITY INTEREST		--		(.3)

NET INCOME (LOSS)		$ 25.3		$ (11.0)

EARNINGS (LOSS) PER SHARE
Basic	$ .1	8	$ (.0	8)
Diluted	.1	8	(.0	8)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		137.8		136.6
Diluted		139.5		136.6

CASH DIVIDENDS PER COMMON SHARE	$ .0	25	$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
		2000		1999
		(Restated)

OPERATING REVENUES		$362.6		$283.5

OPERATING EXPENSES
Operating costs		212.5		191.9
Depreciation and amortization		72.5		73.7
General and administrative		9.6		8.6

		294.6		274.2

OPERATING INCOME		68.0		9.3

OTHER INCOME (EXPENSE)
Interest income		5.0		10.7
Interest expense, net		(8.9)		(14.8)
Other, net	.	5		(.1)

		(3.4)		(4.2)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST		64.6		5.1

PROVISION (BENEFIT) FOR INCOME TAXES
Current income tax		11.5		(20.7)
Deferred income tax		10.4		26.4

		21.9		5.7

MINORITY INTEREST		--		.2

NET INCOME (LOSS)		$ 42.7		$ (.8)

EARNINGS (LOSS) PER SHARE
Basic	$ .3	1	$ (.0	1)
Diluted	.3	1	(.0	1)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		137.4		136.5
Diluted		139.1		136.5

CASH DIVIDENDS PER COMMON SHARE	$ .0	75	$ .0	75

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

	September 30,	December 31,
	2000	1999
	(Restated)	(Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 103.2	$ 144.4
Short-term investments	--	20.9
Accounts receivable, net	140.8	85.3
Prepaid expenses and other	22.6	22.6

Total current assets	266.6	273.2

PROPERTY AND EQUIPMENT, AT COST	2,213.0	2,077.5
Less accumulated depreciation	562.5	500.4

Property and equipment, net	1,650.5	1,577.1

OTHER ASSETS, NET	133.4	133.4

	$ 2,050.5	$ 1,983.7

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 10.3	$ 8.1
Accrued liabilities	106.5	122.7
Current maturities of long-term debt	.3	4.0

Total current liabilities	117.1	134.8

LONG-TERM DEBT	410.0	371.2

DEFERRED INCOME TAXES	222.0	211.6

OTHER LIABILITIES	12.0	14.3

MINORITY INTEREST	--	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
157.3 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	874.5	850.3
Retained earnings	557.3	525.0
Restricted stock (unearned compensation)	(5.2)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(151.8)	(148.9)

Total stockholders' equity	1,289.4	1,234.6

	$2,050.5	$1,983.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2000	1999
	(Restated)

OPERATING ACTIVITIES
Net income (loss)	$ 42.7	$ (.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.5	73.7
Deferred income tax provision	10.4	26.4
Tax benefit from stock compensation	5.1	--
Amortization of other assets	5.1	8.0
Gain on asset dispositions	(.9)	(.2)
Other	.8	1.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55.5)	37.5
Increase in prepaid expenses and other	(7.6)	(1.6)
Increase (decrease) in accounts payable	2.2	(2.5)
Increase (decrease) in accrued liabilities	7.2	(44.1)

Net cash provided by operating activities	82.0	97.8

INVESTING ACTIVITIES
Additions to property and equipment	(182.9)	(203.1)
Proceeds from disposition of assets	7.6	1.1
Sale of short-term investments	20.9	--
Acquisition of minority interest	(9.7)	--

Net cash used by investing activities	(164.1)	(202.0)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	112.5	--
Reduction of long-term borrowings	(77.4)	(22.6)
Cash dividends paid	(10.4)	(10.3)
Proceeds from exercise of stock options	17.0	1.9
Other	(.8)	(.6)

Net cash provided (used) by financing activities	40.9	(31.6)

DECREASE IN CASH AND CASH EQUIVALENTS	(41.2)	(135.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103.2	$194.3

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

Note 2 - Earnings Per Share

     For the three and nine months ended September 30, 2000 and 1999, there were no adjustments to net income (loss) for purposes of calculating basic and diluted earnings (loss) per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings (loss) per share computations (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Weighted average common shares-basic	137.8	136.6	137.4	136.5

Potentially dilutive common shares:
Restricted stock grants	.2	--	.2	--
Stock options	1.5	--	1.5	--

Weighted average common shares-diluted	139.5	136.6	139.1	136.5

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

Note 7 - Restatement

       The Company has determined to restate its previously issued consolidated financial statements for the three and nine month periods ended September 30, 2000 and for the year ended December 31, 1999. The restatements reflect a change in accounting treatment for the income tax benefits resulting from the transfer of certain drilling rigs among subsidiaries in different taxing jurisdictions in the first quarter of 2000 and fourth quarter of 1999. A summary of the effects of the restatement on the Consolidated Statement of Income for the three and nine month periods ended September 30, 2000 and the Consolidated Balance Sheet as of September 30, 2000, is as follows:

	Three Months Ended September 30, 2000
	(in millions, except per share amounts)
		Previously	Restatement
		Reported	Adjustments			Restated

Revenues		$149.8		$--		$149.8

Operating expenses
Operating costs		81.0		--		81.0
Depreciation and amortization		25.2		--		25.2
General and administrative		3.3		--		3.3

		109.5		--		109.5

Operating income		40.3		--		40.3

Other income (expense)
Interest income		1.7		--		1.7
Interest expense		(4.0)		--		(4.0)
Other, net		.2		--		.2

		(2.1)		--		(2.1)

Income before income taxes		38.2		--		38.2

Provision for income taxes
Current income taxes		8.6		(.7)		7.9
Deferred income taxes		.6	4.4			5.0

		9.2	3.7			12.9

Net income		$ 29.0	$ (3.7)			$ 25.3

Earnings per share
Basic	$ .2	1	$ (.0	3)	$ .1	8
Diluted	.2	1	(.0	3)	.1	8

	Nine Months Ended September 30, 2000
	(in millions, except per share amounts)
		Previously		Restatement
		Reported		Adjustments		Restated

Revenues		$362.6		$--		$362.6

Operating expenses
Operating costs		212.5		--		212.5
Depreciation and amortization		72.5		--		72.5
General and administrative		9.6		--		9.6

		294.6		--		294.6

Operating income		68.0		--		68.0

Other income (expense)
Interest income		5.0		--		5.0
Interest expense		(8.9)		--		(8.9)
Other, net		.5		--		.5

		(3.4)		--		(3.4)

Income before income taxes		64.6		--		64.6

Provision for income taxes
Current income taxes		12.7		(1.2)		11.5
Deferred income taxes		2.7		7.7		10.4

		15.4		6.5		21.9

Net income		$ 49.2		$ (6.5)		$ 42.7

Earnings per share
Basic	$ .3	6	$ (.	5)	$ .3	1
Diluted	.3	5	(.	4)	.3	1

	As of September 30, 2000
	(in millions)
	Previously	Restatement
	Reported	Adjustments	Restated
ASSETS
Curent Assets
Cash and cash equivalents	$ 103.2	$--	$ 103.2
Accounts receivable, net	140.8	--	140.8
Prepaid expenses and other	21.8	.8	22.6

Total current assets	265.8	.8	266.6

Property and equipment, at cost	2,213.0	--	2,213.0
Less accumulated depreciation	562.5	--	562.5

Property and equipment, net	1,650.5	--	1,650.5

Other assets, net	127.3	6.1	133.4

	$2,043.6	$ 6.9	$2,050.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 10.3	$--	$ 10.3
Accrued liabilities	106.5	--	106.5
Current maturities of long-term debt	.3	--	.3

	117.1	--	117.1

Long-term debt	410.0	--	410.0

Deferred income taxes	202.2	19.8	222.0

Other liabilities	12.0	--	12.0

Stockholders' equity
Common stock	15.7	--	15.7
Additional paid-in stock	874.5	--	874.5
Retained earnings	570.2	(12.9)	557.3
Restricted stock (unearned compensation)	(5.2)	--	(5.2)
Cumulative translation adjustment	(1.1)	--	(1.1)
Treasury stock, at cost	(151.8)	--	(151.8)

Total stockholders' equity	1,302.3	(12.9)	1,289.4

	$2,043.6	$ 6.9	$2,050.5

       The restatement did not change the amount of net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities as previously reported in the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2000.

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

The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and nine month periods ended September 30, 2000 and 1999 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000 (1)	1999	2000 (1)	1999
	(Restated)		(Restated)
Operating Results
Revenues	$149.8	$ 76.4	$362.6	$283.5
Operating expenses, including G&A	84.3	64.9	222.1	200.5
Depreciation and amortization	25.2	25.2	72.5	73.7

Operating income (loss)	40.3	(13.7)	68.0	9.3
Other expense, net	2.1	1.5	3.4	4.2
Provision (benefit) for income taxes	12.9	(3.9)	21.9	5.7
Minority interest	--	(.3)	--	.2

Net income (loss)	$ 25.3	$(11.0)	$ 42.7	$ (.8)

Revenues
Contract drilling
Jackup rigs:
North America	$ 77.4	$ 31.5	$188.2	$ 96.5
Europe	20.9	8.4	40.0	55.8
Asia Pacific	21.8	11.6	52.9	37.0

Total jackup rigs	120.1	51.5	281.1	189.3
Barge rigs - South America	10.9	11.1	32.8	40.7
Platform rigs	9.4	5.0	23.7	26.1

Total contract drilling	140.4	67.6	337.6	256.1

Marine transportation
AHTS(2)	3.5	4.4	10.1	13.3
Supply	5.9	4.1	14.7	13.0
Mini-Supply	--	.3	.2	1.1

Total marine transportation	9.4	8.8	25.0	27.4

Total	$149.8	$ 76.4	$362.6	$283.5

Operating Margin(3)
Contract drilling
Jackup rigs:
North America	$ 44.9	$ 2.5	$ 97.1	$ 16.4
Europe	6.4	1.6	6.8	28.3
Asia Pacific	7.5	4.2	19.5	12.7

Total jackup rigs	58.8	8.3	123.4	57.4
Barge rigs - South America	4.9	4.0	15.5	20.1
Platform rigs	2.5	1.4	7.2	11.5

Total contract drilling	66.2	13.7	146.1	89.0

Marine transportation
AHTS(2)	1.5	1.8	3.3	5.2
Supply	1.1	(.8)	.8	(1.8)
Mini-Supply	--	(.4)	(.1)	(.8)

Total marine transportation	2.6	.6	4.0	2.6

Total	$ 68.8	$ 14.3	$150.1	$ 91.6

(1)	The Company's provision for income taxes and net income for the three and nine month periods ended Septemer 30, 2000 have been restated. For a further discussion of the restatement, see Note 7 to the Company's Consolidated Financial Statements.
(2)	Anchor handling tug supply vessels.
(3)	Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and nine month periods ended September 30, 2000 and 1999:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Contract Drilling
Utilization:
Jackup rigs:
North America	99%	96%	99%	90%
Europe	75%	38%	53%	58%
Asia Pacific	85%	42%	70%	45%

Total jackup rigs	91%	74%	84%	75%
Barge rigs - South America	33%	33%	33%	30%
Platform rigs	54%	40%	57%	56%

Total	76%	63%	72%	66%

Average day rates:
Jackup rigs:
North America	$38,418	$16,499	$31,465	$17,885
Europe	37,684	37,050	36,685	52,897
Asia Pacific	37,097	42,574	37,620	42,494

Total jackup rigs	38,053	20,517	33,126	24,790
Barge rigs - South America	39,343	37,695	39,493	33,280
Platform rigs	25,670	21,860	23,234	23,213

Total	$37,052	$22,313	$32,778	$25,130

Marine Transportation
Utilization:
AHTS(1)	49%	62%	51%	68%
Supply	69%	78%	69%	74%
Mini-supply	0%	22%	14%	25%

Total	63%	63%	62%	63%

Average day rates:
AHTS(1)	$15,468	$13,563	$13,970	$13,696
Supply	4,073	2,480	3,383	2,788
Mini-supply	--	1,761	1,889	2,084

Total	$ 5,586	$ 4,108	$ 4,833	$ 4,437

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

Provision for Income Taxes

     The Company's income tax provision for the quarter and nine months ended September 30, 2000 increased by $16.8 million and $16.2 million, respectively, from the comparable prior year periods. These increases are primarily due to the increased profitability of the Company.

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

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at September 30, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	September 30, 2000	December 31, 1999

Long-term debt	$ 410.0	$ 371.2
Total capital	1,699.4	1,605.8
Long-term debt to total capital	24.1%	23.1%

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

     The Company's liquidity position at September 30, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	September 30, 2000	December 31, 1999

Cash and short-term investments	$ 103.2	$ 165.3
Working capital	149.5	138.4
Current ratio	2.3	2.0

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