Form 10-Q/A
period 2000-03-31
ENSCO INTERNATIONAL INC
filed 2001-02-02
CIK 314808

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends and supercedes the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, as filed by the Registrant on May 8, 2000, and is being filed to reflect the restatement of the Registrant's consolidated financial statements. Information regarding the effect of the restatement on the Registrant's consolidated financial statements as of and for the three months ended March 31, 2000 is included in Note 7 to the Consolidated Financial Statements included in Item 1.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Review Report of Independent Accountants

Consolidated Statement of Income Three Months Ended March 31, 2000 and 1999

Consolidated Balance Sheet March 31, 2000 and December 31, 1999

Consolidated Statement of Cash Flows Three Months Ended March 31, 2000 and 1999

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
May 5, 2000, except as to Note 7,
which is as of January 23, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
		2000		1999
		(Restated)

OPERATING REVENUES		$ 96.2		$127.7

OPERATING EXPENSES
Operating costs		63.8		67.5
Depreciation and amortization		23.5		23.6
General and administrative		3.1		2.9

		90.4		94.0

OPERATING INCOME		5.8		33.7

OTHER INCOME (EXPENSE)
Interest income		2.0		4.1
Interest expense, net		(3.0)		(5.4)
Other, net		.1		(.1)

		(.9)		(1.4)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST		4.9		32.3

PROVISION FOR INCOME TAXES
Current income taxes		--		.3
Deferred income taxes		1.8		11.0

		1.8		11.3

MINORITY INTEREST	-	-		1.0

NET INCOME		$ 3.1		$ 20.0

EARNINGS PER SHARE
Basic	$ .0	2	$ .1	5
Diluted	.0	2.1		5

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		136.9		136.3
Diluted		138.6		136.6

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

March 31,	December 31,
2000	1999
(Restated)	(Restated)
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 82.6	$ 144.4
Short-term investments	-	-	20.9
Accounts receivable, net	96.5	85.3
Prepaid expenses and other	21.8	22.6

Total current assets	200.9	273.2

PROPERTY AND EQUIPMENT, AT COST	2,113.4	2,077.5
Less accumulated depreciation	517.2	500.4

Property and equipment, net	1,596.2	1,577.1

OTHER ASSETS, NET	133.0	133.4

$1,930.1	$1,983.7

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 7.2	$ 8.1
Accrued liabilities	92.1	122.7
Current maturities of long-term debt	2.8	4.0

Total current liabilities	102.1	134.8

LONG-TERM DEBT	360.1	371.2

DEFERRED INCOME TAXES	213.3	211.6

OTHER LIABILITIES	14.6	14.3

MINORITY INTEREST	-	-	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
156.5 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	856.7	850.3
Retained earnings	524.6	525.0
Restricted stock (unearned compensation)	(5.9)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.7 million shares	(150.0)	(148.9)

Total stockholders' equity	1,240.0	1,234.6

$1,930.1	$1,983.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended
	March 31,
	2000	1999
	(Restated)
OPERATING ACTIVITIES
Net income	$ 3.1	$ 20.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23.5	23.6
Deferred income tax provision	1.8	11.0
Amortization of other assets	1.9	2.8
Gain on asset dispositions	(.8)		(.2)
Other	.3		.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11.2)	37.7
(Increase) decrease in prepaid expenses and other	(1.5)	4.4
Increase (decrease) in accounts payable	(.9)	3.6
Increase (decrease) in accrued liabilities	2.7	(35.1)

Net cash provided by operating activities	18.9	68.2

INVESTING ACTIVITIES
Additions to property and equipment	(86.5)	(80.1)
Proceeds from disposition of assets	5.1		.6
Sale of short-term investments	20.9	-	-
Acquisition of minority interest	(9.7)	-	-

Net cash used by investing activities	(70.2)	(79.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	62.6	-	-
Reduction of long-term borrowings	(74.9)	(20.6)
Cash dividends	(3.4)	(3.4)
Proceeds from exercise of stock options	5.3		.1
Other	(.1)	-	-

Net cash used by financing activities	(10.5)	(23.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(61.8)	(35.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 82.6	$294.9

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

Note 7 - Restatement

       The Company has determined to restate its previously issued consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. The restatements reflect a change in accounting treatment for the income tax benefits resulting from the transfer of certain drilling rigs among subsidiaries in different taxing jurisdictions in the first quarter of 2000 and fourth quarter of 1999. A summary of the effects of the restatement on the Consolidated Statement of Income for the three months ended March 31, 2000 and the Consolidated Balance Sheet as of March 31, 2000, is as follows:

	Three Months Ended March 31, 2000
	(in millions, except per share amounts)
		Previously	Restatement
		Reported	Adjustments			Restated

Revenues		$ 96.2		$--		$ 96.2

Operating expenses
Operating costs		63.8		--		63.8
Depreciation and amortization		23.5		--		23.5
General and administrative		3.1		--		3.1

		90.4		--		90.4

Operating income		5.8		--		5.8

Other income (expense)
Interest income		2.0		--		2.0
Interest expense		(3.0)		--		(3.0)
Other, net		.1		--		.1

		(.9)		--		(.9)

Income before income taxes		4.9		--		4.9

Provision for income taxes
Current income taxes		.1		(.1)		--
Deferred income taxes		1.0		.8		1.8

		1.1		.7		1.8

Net income		$ 3.8		$ (.7)		$ 3.1

Earnings per share
Basic	$ .0	3	$ (.0	1)	$ .0	2
Diluted	.0	3	(.0	1)	.0	2

	As of March 31, 2000
	(in millions)
	Previously	Restatement
	Reported	Adjustments	Restated
ASSETS
Curent Assets
Cash and cash equivalents	$ 82.6	$--	$ 82.6
Accounts receivable, net	96.5	--	96.5
Prepaid expenses and other	21.1	.7	21.8

Total current assets	200.2	.7	200.9

Property and equipment, at cost	2,113.4	--	2,113.4
Less accumulated depreciation	517.2	--	517.2

Property and equipment, net	1,596.2	--	1,596.2

Other assets, net	127.9	5.1	133.0

	$1,924.3	$ 5.8	$1,930.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 7.2	$--	$ 7.2
Accrued liabilities	92.1	--	92.1
Current maturities of long-term debt	2.8	--	2.8

	102.1	--	102.1

Long-term debt	360.1	--	360.1

Deferred income taxes	200.4	12.9	213.3

Other liabilities	14.6	--	14.6

Stockholders' equity
Common stock	15.7	--	15.7
Additional paid-in stock	856.7	--	856.7
Retained earnings	531.7	(7.1)	524.6
Restricted stock (unearned compensation)	(5.9)	--	(5.9)
Cumulative translation adjustment	(1.1)	--	(1.1)
Treasury stock, at cost	(150.0)	--	(150.0)

Total stockholders' equity	1,247.1	(7.1)	1,240.0

	$1,924.3	$ 5.8	$1,930.1

The restatement did not change the amount of net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities as previously reported in the Company's Consolidated Statement of Cash Flows for the three months ended March 31, 2000.

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

       The following analysis highlights the Company's operating results for the three months ended March 31, 2000 and 1999 (in millions):

2000(1)	1999
(Restated)
Operating Results
Revenues	$ 96.2	$127.7
Operating expenses, including general and administrative	66.9	70.4
Depreciation and amortization	23.5	23.6

Operating income	5.8	33.7
Other expense, net	.9	1.4
Provision for income taxes	1.8	11.3
Minority interest	-	-	1.0

Net income	$ 3.1	$ 20.0

Revenues
Contract drilling
Jackup rigs:
North America	$ 51.7	$ 35.1
Europe	3.2	33.3
Asia Pacific	17.1	14.8

Total jackup rigs	72.0	83.2
Barge rigs - South America	11.0	20.5
Platform rigs	5.1	13.8

Total contract drilling	88.1	117.5

Marine transportation
AHTS(2)	3.6	4.8
Supply	4.3	4.9
Mini-Supply	.2	.5

Total marine transportation	8.1	10.2

Total	$ 96.2	$127.7

Operating Margin(3)
Contract drilling
Jackup rigs:
North America	$ 23.8	$ 9.6
Europe	(4.2)	20.7
Asia Pacific	5.3	5.4

Total jackup rigs	24.9	35.7
Barge rigs - South America	5.1	15.6
Platform rigs	1.5	7.3

Total contract drilling	31.5	58.6

Marine transportation
AHTS(2)	1.0	1.9
Supply	-	-	(.1)
Mini-Supply	(.1)	(.2)

Total marine transportation	.9	1.6

Total	$ 32.4	$ 60.2

(1)	The Company's provision for income taxes and net income for the three months ended March 31, 2000 have been restated. For a further discussion of the restatement, see Note 7 to the Company's Consolidated Financial Statements.
(2)	Anchor handling tug supply vessels.
(3)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 2000 and 1999:

	2000	1999
Contract Drilling
Rig utilization:
Jackup rigs:
North America	99%	87%
Europe	14%	86%
Asia Pacific	69%	57%

Total jackup rigs	77%	81%
Barge rigs - South America	33%	17%
Platform rigs	48%	74%

Total	65%	72%

Average day rates:
Jackup rigs:
North America	$26,045	$20,258
Europe	34,538	61,009
Asia Pacific	35,761	40,836

Total jackup rigs	28,084	30,351
Barge rigs - South America	39,341	17,163
Platform rigs	21,316	23,853

Total	$28,645	$29,054

Marine Transportation
Fleet utilization:
AHTS*	55%	70%
Supply	69%	73%
Mini-Supply	23%	31%

Total	60%	63%

Average day rates:
AHTS*	$13,479	$15,123
Supply	2,991	3,289
Mini-Supply	1,889	2,315

Total	$ 4,522	$ 5,005

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

Provision for Income Taxes

       The Company's provision for income taxes decreased by $9.5 million for the three months ended March 31, 2000 as compared to the prior year period, due primarily to the reduced profitability of the Company.

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

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at March 31, 2000 and December 31, 1999 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2000	1999

Long-term debt	$ 360.1	$ 371.2
Total capital	1,600.1	1,605.8
Long-term debt to total capital	22.5%	23.1%

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

        The Company’s liquidity position at March 31, 2000 and December 31, 1999 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2000	1999

Cash and short-term investments	$ 82.6	$ 165.3
Working capital	98.8	138.4
Current ratio	2.0	2.0

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

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” “the Company expects,” “the Company plans” and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company’s operations in particular, (viii) changes in the dates the Company’s rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company’s other reports to the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999.

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