Form 10-K405
period 2000-12-31
ENSCO INTERNATIONAL INC
filed 2001-03-02
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2000 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

As of February 23, 2001, 138,490,678 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on February 23, 2001 of $37.42) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $4,292,352,004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2000, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig. The Company's marine transportation fleet currently consists of 28 vessels. The Company's operations are integral to the exploration, development and production of oil and natural gas.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and rig construction. The Company acquired Penrod Holding Corporation in August 1993 and DUAL DRILLING COMPANY ("Dual") in June 1996, which added 19 rigs and 17 rigs, respectively, to the Company's current 54-rig fleet. The Company has acquired five jackup rigs since 1994, including four harsh environment jackup rigs for its North Sea fleet. Since 1993, the Company has constructed 11 barge rigs, three of which were completed in 1999 and commenced five-year term contracts. In 2000, the Company completed construction of the ENSCO 101, an international class, harsh environment jackup rig, and the ENSCO 7500, a dynamically positioned semisubmersible rig capable of drilling in water depths up to 8,000 feet. During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard, and in connection therewith acquired a 25% ownership interest in a harsh environment jackup rig under construction. Construction of the rig is expected to be completed in early 2002.

       With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, its land rigs in 1994 and 1996 and its technical services business in 1995. Four of the Company's barge rigs constructed in 1993 were sold in 1998 pursuant to purchase options provided in the original charter agreements.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792 and its telephone number is (214) 922-1500. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies. The Company currently owns 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig. Of the 37 jackup rigs, 22 are located in the Gulf of Mexico, eight are located in the North Sea and seven are located in the Asia Pacific region. The nine barge rigs are all located in Venezuela and the seven platform rigs are all located in the Gulf of Mexico. The semisubmersible rig, the ENSCO 7500, is working in the Gulf of Mexico under a three-year contract that commenced in December 2000.

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

Marine Transportation Operations

       The Company conducts its marine transportation operations through a wholly owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company currently owns a marine transportation fleet of 28 vessels consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

       The Company's five AHTS vessels support semisubmersible drilling rigs and large offshore construction projects or provide towing services, including moving some of the Company's jackup rigs between drilling locations. The 23 supply vessels support general drilling and production activity by ferrying supplies from land and between offshore rigs. The Company's supply vessels are oftentimes supplied to customers in combination with the Company's offshore drilling rigs.

       The Company evaluates the performance of its marine vessels on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive and that cannot be economically enhanced to competitive status. In connection with such evaluations, the Company sold seven marine vessels during 2000 and two marine vessels during 1999. As a result of the vessel sales in 2000 and 1999, the Company no longer owns or operates mini-supply vessels and has exited the less profitable mini-supply vessel market.

Backlog Information

       During the past several years, contracts for the Company's rigs have typically been short-term, particularly in the U.S. Gulf of Mexico where the Company has its largest concentration of rigs. The Company's marine transportation vessels are typically chartered on a well-to-well basis, or on term contracts which may be terminated on short notice.

       The current and historic backlog of unfilled business for the Company's contract drilling and marine transportation operations is as follows (in millions):

	As of February 1,
	2001	2000

Contract Drilling	$671.1	$565.4
Marine Transportation	8.6	3.9

Total	$679.7	$569.3

       Approximately $265 million of the backlog for contract drilling services as of February 1, 2001 will be realized after December 31, 2001. All of the marine transportation services backlog as of February 1, 2001 will be realized before December 31, 2001.

       The contract drilling backlog as of February 1, 2001 includes approximately $185 million associated with the ENSCO 7500, the Company's newly constructed semisubmersible rig that commenced a three-year contract in December 2000. The Company also has long-term contracts for three barge rigs in Venezuela and term contracts, typically one year with options, on several rigs in its Europe and Asia Pacific operations.

Segment Information

       The following table provides information regarding the Company's two segments, contract drilling and marine transportation, for each of the last five years in the period ended December 31, 2000:

	2000	1999	1998	1997	1996(1)
Offshore Drilling Rig Utilization and Day Rates
Utilization:
Jackup rigs
North America	99%	93%	93%	96%	93%
Europe	59%	48%	97%	100%	88%
Asia Pacific	73%	46%	61%	79%	86%

Total jackup rigs	86%	75%	88%	93%	92%
Semisubmersible rig - North America(2)	77%	--	--	--	--
Barge rigs - South America	33%	31%	100%	100%	91%
Platform rigs	57%	51%	89%	63%	78%

Total	73%	65%	90%	90%	90%

Average day rates:
Jackup rigs
North America	$34,839	$18,400	$43,473	$46,530	$27,793
Europe	38,560	51,266	95,307	79,548	47,714
Asia Pacific	37,548	41,217	49,328	39,363	26,751

Total jackup rigs	35,816	24,286	54,242	51,438	31,505
Semisubmersible rig - North America(2)	173,905	--	--	--	--
Barge rigs - South America	39,897	35,113	22,069	22,628	22,608
Platform rigs	24,369	23,204	25,534	19,148	16,913

Total	$35,303	$24,945	$45,112	$42,838	$28,238

Marine Fleet Utilization and Day Rates
Utilization:
AHTS(3)	55%	65%	67%	83%	79%
Supply	72%	74%	87%	91%	92%
Mini-supply(4)	13%	25%	73%	95%	87%

Total	65%	62%	81%	91%	89%

Average day rates:
AHTS(3)	$13,325	$13,600	$15,870	$13,380	$ 9,321
Supply	3,960	2,774	6,917	7,789	4,729
Mini-supply(4)	1,889	2,019	4,041	3,997	2,972

Total	$ 5,271	$ 4,394	$ 7,308	$ 7,687	$ 5,016

(1)	Offshore Drilling Rig information includes the results of Dual rigs from the June 12, 1996 acquisition date. The Company acquired its Asia Pacific and platform rigs in the June 1996 Dual acquisition.
(2)	The ENSCO 7500, the Company's newly constructed semisubmersible rig, commenced drilling operations in December 2000.
(3)	Anchor handling tug supply vessels.
(4)	The Company sold two mini-supply vessels in the fourth quarter of 1999 and its remaining six mini-supply vessels were sold during 2000. As of December 31, 2000, the Company no longer owns or operates mini-supply vessels.

       Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 8 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

       The Company provides its services to a broad customer base, which includes major international oil and gas companies, government owned oil and gas companies and independent oil and gas companies.

       During 2000, aggregate revenues provided to the Company's contract drilling and marine transportation operations by subsidiaries of Exxon Mobil Corporation were $96.6 million, or 18% of total revenues. Additionally, aggregate contract drilling and marine transportation revenues of $60.5 million, or 11% of total revenues, were provided to the Company by subsidiaries of Chevron Corporation.

Industry Conditions and Competition

       The market for offshore drilling and marine transportation services is largely determined by the level of capital spending of the oil and gas companies, which in turn is influenced by the level of oil and gas prices. From the mid-1980s to the early 1990s, demand for offshore drilling and marine equipment was generally depressed following the collapse of oil prices in 1986 and the resulting contraction of oil company spending, while the over supply of offshore drilling and marine equipment gradually decreased, primarily due to attrition. Between 1994 and the first part of 1998, oil company spending steadily improved and, as a result, day rates and utilization for offshore drilling and marine equipment increased. Technological advancements, such as three dimensional seismic, extended reach drilling, and multilateral drilling techniques, have lowered the cost of finding and developing oil and gas reserves. During 1998, concern over excess oil supplies, due in part to the economic slowdown in Southeast Asia, caused oil prices to decrease to levels not experienced since the mid-1980's. As a result, oil companies decreased their exploration and production budgets, which led to a decrease in demand for drilling and marine transportation services. The supply of drilling rigs exceeded the demand on a worldwide basis throughout 1999, and this resulted in a dramatic drop in the day rates and utilization of the Company's rigs and marine transportation vessels.

       As a result of the industry downturn that began in the second quarter of 1998, the Company and several of its competitors experienced early terminations of long-term contracts by customers. During the first and second quarters of 1999, the Company experienced early contract terminations on six barge rigs in Venezuela, four jackup rigs in the North Sea and one platform rig in the Gulf of Mexico. However, the contracts associated with the six barge rigs and four jackup rigs were originally scheduled to expire during 1999, and only the platform rig contract was terminated with in excess of a year remaining on its original term. At present, the Company's only contracts with remaining terms in excess of a year are associated with three barge rigs in Venezuela, two platform rigs in the Gulf of Mexico, one jackup rig in Southeast Asia and one semisubmersible rig.

       The improvement in oil prices and U.S. natural gas prices during 1999 and 2000 increased demand for drilling rigs and marine vessels in domestic markets, and during the fourth quarter of 1999 the Company began experiencing increases in domestic day rates. Improvement in the international markets was muted by restrained spending by major oil companies in 1999 and 2000, but the Company began experiencing some increase in day rates on international jackup rigs during the second half of 2000.

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

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 34% in 2000 and 45% in 1999. The Company's international operations are subject to political, economic, and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

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

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	60	Chairman of the Board, President, Chief Executive Officer and Director

Richard A. Wilson	63	Senior Vice President, Chief Operating Officer and Director

C. Christopher Gaut	44	Senior Vice President - Finance and Chief Financial Officer

Marshall Ballard	58	Vice President - Business Development

William S. Chadwick, Jr.	53	Vice President - Administration and Secretary

Eugene R. Facey	53	Vice President - Operations

H. E. Malone	57	Vice President - Controller and Chief Accounting Officer

Phillip J. Saile	49	Vice President - Operations

Ogden U. Thomas, Jr.	55	Vice President - Marine Operations

Frank Williford	61	Vice President - Engineering

Richard A. LeBlanc	50	Treasurer

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

       C. Christopher Gaut joined the Company in December 1987 and was elected Treasurer and Chief Financial Officer in February 1988. Mr. Gaut was elected Vice President - Finance in January 1991 and to his present position of Senior Vice President - Finance and Chief Financial Officer in May 2000. Mr. Gaut holds a Bachelor of Arts Degree in Engineering Science from Dartmouth College and a Master of Business Administration Degree in Finance from The Wharton School of the University of Pennsylvania.

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

       H. E. Malone joined the Company in August 1987, was elected Controller and Chief Accounting Officer in January 1988 and Vice President - Controller and Chief Accounting Officer in February 1995. Mr. Malone holds Bachelor of Business Administration Degrees from The University of Texas and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

       Phillip J. Saile joined the Company in August 1987 and was elected Vice President - Operations effective April 1, 1999. Prior to his appointment, Mr. Saile served the Company in various capacities, most recently as Unit Manager for the North America Unit. Mr. Saile holds a Bachelor of Business Administration degree from the University of Mississippi.

       Ogden U. Thomas, Jr. joined the Company in March 1988 and was elected Vice President - Marine Operations in May 1999. Mr. Thomas has served as the President of ENSCO Marine Company, a wholly-owned subsidiary of the Company, since 1991.  Mr. Thomas holds a Bachelor of Business Administration degree from Nicholls State University.

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

Employees

       The Company had approximately 3,400 full-time employees worldwide as of February 1, 2001. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2001:

JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

North America
ENSCO 51	1981	FG-780II-C	300'/25,000'	Gulf of Mexico	Forest Oil
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	El Paso Production
ENSCO 55	1981/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	Dominion
ENSCO 60	1981/1997	Lev-111-C	300'/25,000'	Gulf of Mexico	Chieftain
ENSCO 64	1973	MLT-53-S	250'/30,000'	Gulf of Mexico	Kerr McGee
ENSCO 67	1976/1996	MLT-84-S	400'/30,000'	Gulf of Mexico	Remington
ENSCO 68	1976	MLT-84-S	350'/30,000'	Gulf of Mexico	Devon
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	Conoco
ENSCO 81	1979	MLT-116-C	350'/25,000'	Gulf of Mexico	Newfield
ENSCO 82	1979	MLT-116-C	300'/25,000'	Gulf of Mexico	BP
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Houston Exploration
ENSCO 84	1981	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Chevron
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	AGIP
ENSCO 88	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 90	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Bois d'Arc
ENSCO 93	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	BP
ENSCO 94	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 95	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	Chevron
ENSCO 98	1977	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Apache Energy
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil

Europe
ENSCO 70	1981/1996	Hitachi-300-C NS	250'/30,000'	Denmark	DONG
ENSCO 71	1982/1995	Hitachi-300-C NS	225'/25,000'	Denmark	Maersk
ENSCO 72	1981/1996	Hitachi-300-C NS	225'/25,000'	United Kingdom	Burlington
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	United Kingdom	Conoco
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	United Kingdom	BP
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	United Kingdom	ExxonMobil
ENSCO 100	1987/2000	MLT-150-88-C	325'/30,000'	The Netherlands	VEBA
ENSCO 101	2000	KFELS - MOD V	400'/30,000'	The Netherlands	DONG(1)

Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	Indonesia	BP
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Singapore	Shell(2)
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	Vietnam	VietsovPetro
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	Apache Energy
ENSCO 57	1982/1997	FG-780II-C	300'/25,000'	Thailand	Unocal
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Abu Dhabi	National Drilling Company
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Abu Dhabi	National Drilling Company

SEMISUBMERSIBLE RIG
Rig Name	Year Built	Rig Type	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	Burlington

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Venezuela	Chevron
ENSCO II	1999	30,000'	Venezuela	Chevron
ENSCO III	1999	30,000'	Venezuela	Chevron
ENSCO V	1982/1996	15,000'	Venezuela	Available(3)
ENSCO VI	1991/1996	15,000'	Venezuela	Available(3)
ENSCO XI	1994	25,000'	Venezuela	Stacked(3)
ENSCO XII	1994	25,000'	Venezuela	Stacked(3)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(3)
ENSCO XV	1994	25,000'	Venezuela	Stacked(3)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 21	1982/1996	25,000'	Gulf of Mexico	Available(3)
ENSCO 22	1982/1997	25,000'	Gulf of Mexico	Available(3)
ENSCO 23	1980/1998	25,000'	Gulf of Mexico	Available(3)
ENSCO 24	1980/1998	25,000'	Gulf of Mexico	ExxonMobil
ENSCO 25	1980/1998	30,000'	Gulf of Mexico	Texaco
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	ExxonMobil
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	Texaco

Notes:
(1)	The ENSCO 101 is currently in the shipyard undergoing leg repairs and leg enhancement, which are scheduled to be completed by March 31, 2001. The rig has secured a contract with DONG, which will commence immediately thereafter in Denmark.
(2)	The ENSCO 52 is currently idle but has secured a contract with Shell and drilling operations are scheduled to commence during April 2001 in Thailand.
(3)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.

       The equipment on the Company's drilling rigs includes engines, drawworks, derricks, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a drive mechanism that turns the drill string and drill bit so that the hole is drilled by grinding subsurface materials, which are then carried to the surface by the drilling fluid. The intended well depth and the drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred in water depths of 400 feet or less. All of the Company's jackup rigs are of the independent leg design. The majority of the Company's jackup units are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

       A semisubmersible rig is a floating offshore drilling unit with pontoons and columns that, when flooded with water, cause the unit to be partially submerged to a predetermined depth. Semisubmersibles can be held in a fixed location over the ocean floor by being either anchored to the sea bottom with mooring chains or dynamically positioned by computer-controlled propellers, or "thrusters." The Company's new semisubmersible rig, which is capable of drilling in water depths up to 8,000 feet, is a dynamically positioned rig, but it could be adapted for moored operations also.

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

Marine Transportation

       As of February 15, 2001, the Company owns and operates a marine transportation fleet of 28 vessels consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. The following table provides certain information regarding the Company's current marine transportation vessel fleet:

MARINE FLEET

Vessel Type	No. Of Vessels	Year Built	Horsepower	Length	Current Location

AHTS	5	1975-1983	5,800-12,000	195'-230'	Gulf of Mexico
Supply	23	1977-1985	1,800-3,500	166'-230'	Gulf of Mexico

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company currently rents office space in Abu Dhabi, Australia, Denmark, Indonesia, Malaysia, the Netherlands, Qatar, Singapore, Thailand, Venezuela and Vietnam.

Item 3.  Legal Proceedings

     In September 2000, the Company was named as a defendant in a purported class action, anti-trust lawsuit styled: Raymond Verdin, on behalf of himself and those similiarly situated, vs. R&B Falcon Drilling USA, Inc., et al; C.A. No. G-00-488; in the United States District Court, Southern District of Texas, Galveston Division. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies (including a number of their respective subsidiaries and affiliates), whose collective operations represent a majority of the U.S. offshore contract drilling industry, "conspired to avoid competition...for drilling labor by illegally fixing the wages and benefits paid their drilling employees", in violation of certain provisions of the Sherman and Clayton Acts. Although the named plaintiffs, who purport to represent a class of all U.S. "drilling and maintenance crews" employed by the defendants during the past 10 years, have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, the Company denies the plaintiffs' claims and intends to mount a vigorous defense in opposition thereto. While the Company cannot provide any assurances as to the outcome of this matter, it does not expect it to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2000 High	$36.88	$38.69	$43.13	$41.13	$43.13
2000 Low	$20.25	$27.56	$30.88	$22.00	$20.25

1999 High	$14.69	$21.44	$24.81	$25.00	$ 25.00
1999 Low	$ 8.75	$12.06	$17.06	$14.88	$ 8.75

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 1, 2001, there were approximately 1,800 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2000. Cash dividends totaling $.10 per share were paid in both 2000 and 1999. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data set forth below for the five years in the period ended December 31, 2000 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2000		1999		1998		1997		1996 (1)
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Operating revenues	$ 533.8		$ 363.7		$ 813.2		$ 815.1		$ 468.8
Operating expenses, excluding D & A	303.9		262.0		344.5		321.0		238.3
Depreciation and amortization (D & A)	98.7		98.2		83.5		104.8		81.8

Operating income	131.2		3.5		385.2		389.3		148.7
Other income (expense), net	(6.0)		1.7		(2.7)		(13.5)		(6.0)

Income before income taxes, minority interest and extraordinary item	125.2		5.2		382.5		375.8		142.7
Provision for income taxes	39.8		3.5		123.8		137.8		44.0
Minority interest		--	1.4		4.8		3.1		3.3

Income before extraordinary item	85.4			.3	253.9		234.9		95.4
Extraordinary item-extinguishment of debt		--		--		--	(1.0)			--

Net income	$ 85.4			$.3	$ 253.9		$ 233.9		$ 95.4

Basic earnings per share:(2)
Income before extraordinary item	$ .6	2	$ -	-	$ 1.8	2	$ 1.6	7	$ .7	3
Extraordinary item	-	-	-	-	-	-	(.0	1)	-	-

Net income per share	$ .6	2	$ -	-	$ 1.8	2	$ 1.6	6	$ .7	3

Diluted earnings per share:(2)
Income before extraordinary item	$ .6	1	$ -	-	$ 1.8	1	$ 1.6	4	$ .7	2
Extraordinary item	-	--	-	-	-	-	(.0	1)	-	-

Net income per share	$ .6	1	$ -	-	$ 1.8	1	$ 1.6	4	$ .7	2

Weighted average common shares outstanding:(2)
Basic	137.6		136.5		139.6		141.0		131.5
Diluted	139.3		137.7		140.6		142.9		133.1

Cash dividends per common share	$ .1	0	$ .1	0	$ .1	0	$ .0	5	$ -	-

Consolidated Balance Sheet Data
Working capital	$ 171.6		$ 138.4		$ 316.9		$ 316.2		$ 107.5
Total assets	2,108.0		1,983.7		1,992.8		1,772.0		1,315.4
Long-term debt, net of current portion	422.2		371.2		375.5		400.8		258.6
Stockholders' equity	1,328.9		1,234.6		1,245.0		1,076.7		845.9

(1)	The Company acquired DUAL DRILLING COMPANY ("Dual") on June 12, 1996. Consolidated Statement of Income Data include the results of Dual from the acquisition date.
(2)	Earnings per share and weighted average common shares outstanding amounts have been adjusted for the two-for-one stock split on September 15, 1997 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices increased during 1999 and 2000. The increased oil prices have been sustained throughout 2000 primarily due to tightness of worldwide crude oil inventories. Higher oil prices and the strong U.S. natural gas market have resulted in exploration and development spending increases by some oil and gas production companies, but the current level of spending is still below historical levels. Further spending increases are expected in 2001, although the rate of such spending increases and the corresponding impact on the Company's operations and financial results are uncertain.

       Improved oil prices and U.S. natural gas prices have led to increased demand for drilling rigs in domestic markets, and the increasing trend in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 continued throughout 2000. Demand for drilling rigs in international markets began to increase in 2000, but international market improvements have not reached the levels experienced in the domestic markets. Increased international activity during the second half of 2000 is expected to continue during 2001, and day rates for international rigs are expected to increase during 2001.

RESULTS OF OPERATIONS

       The Company's 2000 results reflect a substantial improvement in industry conditions from those experienced during 1999. The majority of the improvement in 2000 operating results, as compared to the prior year, is attributable to the Company's domestic drilling operations, which have experienced significant increases in day rates and utilization. The Company's 1999 results reflect the impact of the industry downturn that began in 1998. The Company's average day rates and utilization in 1999 were substantially lower than those achieved in 1998. The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 2000 (in millions):

	2000	1999	1998
Operating Results
Revenues	$533.8	$363.7	$813.2
Operating expenses, excluding D & A	303.9	262.0	344.5
Depreciation and amortization (D & A)	98.7	98.2	83.5

Operating income	131.2	3.5	385.2
Other income (expense), net	(6.0)	1.7	(2.7)
Provision for income taxes	39.8	3.5	123.8
Minority interest	--	1.4	4.8

Net income	$ 85.4	$.3	$253.9

The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 2000 (in millions):

2000	1999	1998
Revenues
Contract drilling
Jackup rigs
North America	$277.4	$136.4	$324.1
Europe	63.9	60.5	217.4
Asia Pacific	72.7	49.0	78.3

Total jackup rigs	414.0	245.9	619.8
Semisubmersible rig - North America	3.5	-	-	-	-
Barge rigs - South America	44.9	52.1	71.1
Platform rigs	33.7	29.6	42.6

Total contract drilling	496.1	327.6	733.5

Marine transportation
AHTS(1)	13.6	17.4	18.4
Supply	23.9	17.3	52.7
Mini-supply	.2	1.4	8.6

Total marine transportation	37.7	36.1	79.7

Total	$533.8	$363.7	$813.2

Operating Margin(2)
Contract drilling
Jackup rigs
North America	$154.7	$ 28.7	$200.9
Europe	16.8	26.7	155.7
Asia Pacific	28.5	16.1	35.7

Total jackup rigs	200.0	71.5	392.3
Semisubmersible rig - North America	2.6	-	-	-	-
Barge rigs - South America	20.3	25.0	34.6
Platform rigs	11.7	12.6	18.9

Total contract drilling	234.6	109.1	445.8

Marine transportation
AHTS(1)	4.4	6.6	8.8
Supply	4.4	(1.9)	26.0
Mini-supply	(.2)	(.9)	3.5

Total marine transportation	8.6	3.8	38.3

Total	$243.2	$112.9	$484.1

(1)	Anchor handling tug supply vessels.
(2)	Defined as operating revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

       Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

Contract Drilling

       The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 2000, 1999 and 1998.

	2000	1999	1998
Jackup rigs:
North America	22	22	22
Europe(1)	8	7	7
Asia Pacific	7	7	7

Total jackup rigs	37	36	36
Semisubmersible rig - North America(2)	1	--	--
Barge rigs - South America(3)	9	9	6
Platform rigs(4)	7	7	8

Total	54	52	50

(1)	The Company completed construction of the ENSCO 101, a harsh environment jackup rig, in February 2000. After mobilization to the North Sea, the rig sustained leg damage while moving onto a drilling location in August 2000. The rig is currently undergoing leg repairs and leg enhancement, which are scheduled for completion in March 2001.
(2)	The ENSCO 7500, the Company's newly constructed semisubmersible rig, commenced drilling operations in December 2000.
(3)	The Company sold four barge rigs in October 1998 and completed construction of three new barge rigs that were added to the Company's fleet during the first and second quarters of 1999.
(4)	In April 1999, the Company completed the operating contract for a platform rig that was located off the coast of China. The platform rig was not owned by the Company, but operated under a management contract. The Company's seven remaining platform rigs are all located in the Gulf of Mexico.

       In 2000, revenues for the contract drilling segment increased by $168.5 million, or 51%, and operating margin increased by $125.5 million, or 115%, from 1999. The increase in revenues and operating margin is primarily attributable to a substantial increase in the average day rates of the Company's jackup rigs located in North America and an increase in the utilization of the Company's overall drilling rig fleet, to 73% in 2000 from 65% in 1999. Operating expenses for the contract drilling segment increased by $43.0 million, or 20%, from the prior year due primarily to increased utilization and increases in performance-based compensation and benefits. The operating margin also improved, and operating expenses decreased, as a result of $6.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

       In 1999, revenues for the contract drilling segment decreased by $405.9 million, or 55%, and operating margin decreased by $336.7 million, or 76%, as compared to 1998. The decrease in revenues and operating margin is primarily due to a 55% decrease in the average day rates of the Company's jackup rigs and a decrease in the utilization of the Company's drilling rig fleet, to 65% in 1999 from 90% in 1998. Operating expenses for the contract drilling segment decreased $69.2 million, or 24%, from the prior year due to reduced utilization and the impact of cost reduction measures, which included, among other things, reductions in personnel and decreases in performance-based compensation and benefits.

   North America Jackup Rigs

       In 2000, revenues for the North America jackup rigs increased by $141.0 million, or 103%, and operating margin increased by $126.0 million, or 439%, as compared to 1999. The increase in revenues and operating margin is due primarily to an 89% increase in average day rates in 2000, and an increase in utilization to 99% in 2000 from 93% in 1999. Operating expenses increased $15.0 million, or 14%, from the prior year due primarily to increased utilization.

       In 1999, revenues for the North America jackup rigs decreased by $187.7 million, or 58%, and operating margin decreased by $172.2 million, or 86%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 58% decrease in average day rates in 1999. Operating expenses decreased $15.5 million, or 13%, from the prior year due primarily to cost reduction measures.

   Europe Jackup Rigs

       The Company's Europe jackup rig fleet includes two international class, harsh environment jackup rigs, the ENSCO 100 and the ENSCO 101. Since its acquisition in December 1997 through October 1999, the ENSCO 100 operated as a water injection unit for a production installation under a long-term bareboat charter contract with the seller. From November 1999 through November 2000, the ENSCO 100 was in the shipyard undergoing conversion from a water injection unit to a conventional drilling unit. The ENSCO 100 commenced drilling operations in December 2000. Construction of the ENSCO 101 began during 1998 in Singapore and was completed in February 2000. After mobilization to the North Sea and completion of final preparations for drilling operations, the ENSCO 101 sustained leg damage while moving onto a drilling location in August 2000. The ENSCO 101 is currently in the shipyard undergoing leg repairs and leg enhancement, which are scheduled to be completed in March 2001.

       In 2000, revenues for the Europe jackup rigs increased by $3.4 million, or 6%, while operating margin decreased by $9.9 million, or 37%, as compared to 1999. The increase in revenues is due primarily to an increase in utilization to 59% in 2000 from 48% in 1999, offset in part by a 25% decline in average day rates in 2000. The decrease in operating margin is attributable to the ENSCO 100 and ENSCO 101. The ENSCO 100 was in the shipyard during the majority of 2000 compared to operating under a bareboat charter during the majority of 1999. The ENSCO 101 has also been in the shipyard since incurring leg damage in August 2000. Operating expenses increased $13.3 million, or 39%, from the prior year due to higher utilization and the addition of the ENSCO 101 to the fleet during 2000.

       In 1999, revenues for the Europe jackup rigs decreased by $156.9 million, or 72%, and operating margin decreased by $129.0 million, or 83%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 46% decline in average day rates and to a decrease in utilization, to 48% in 1999 from 97% in 1998. Operating expenses decreased $27.9 million, or 45%, from the prior year due primarily to cost reduction measures and substantially lower utilization.

   Asia Pacific Jackup Rigs

       In 2000, revenues for the Asia Pacific jackup rigs increased by $23.7 million, or 48%, and operating margin increased by $12.4 million, or 77%, as compared to 1999. The increase in revenues and operating margin is due primarily to an increase in utilization to 73% in 2000 from 46% in 1999. Operating expenses increased by $11.3 million, or 34%, from the prior year due primarily to higher utilization. The operating margin also improved, and operating expenses decreased, as a result of $3.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

       In 1999, revenues for the Asia Pacific jackup rigs decreased by $29.3 million, or 37%, and operating margin decreased by $19.6 million, or 55%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 16% decline in average day rates and to a decrease in utilization, to 46% in 1999 from 61% in 1998. Operating expenses decreased $9.7 million, or 23%, from the prior year due primarily to cost reduction measures and lower utilization.

   North America Semisubmersible Rig

       The Company completed construction of the ENSCO 7500, a dynamically positioned semisubmersible rig, in the fourth quarter of 2000. The rig completed sea trials and commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three-year contract.

   South America Barge Rigs

       In 2000, revenues for the South America barge rigs decreased by $7.2 million, or 14%, and operating margin decreased by $4.7 million, or 19%, as compared to 1999. The decrease in revenues and operating margin is due primarily to the receipt of $18.4 million in lump-sum, early contract termination payments in January 1999 for six barge rigs that have remained idle throughout the current year. The impact of the early contract termination payments in the prior year was partially offset by the operating results of three newly constructed barge rigs that commenced five-year contracts in March, April and June of 1999. Operating expenses decreased by $2.5 million, or 9%, from the prior year due primarily to costs incurred in 1999 in connection with cold stacking four barge rigs and start-up costs incurred in 1999 in connection with the three newly constructed barge rigs.

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

   Platform Rigs

       In 2000, revenues for the platform rigs increased by $4.1 million, or 14%, while operating margin decreased by $900,000, or 7%, as compared to 1999. The increase in revenues is primarily due to an increase in utilization to 57% in 2000 from 51% in 1999, and a 5% increase in average day rates. The decrease in operating margin is primarily attributable to a $2.0 million lump-sum, early contract termination payment in the first quarter of 1999. Operating expenses increased by $5.0 million, or 29%, from the prior year primarily due to higher utilization. The 2000 operating margin also improved, and operating expenses decreased, as a result of $900,000 in nonrecurring reductions in operating expenses in connection with the favorable resolution of personal injury claims and related disputes with insurance carriers.

       In 1999, revenues from the platform rigs decreased by $13.0 million, or 31%, and operating margin decreased by $6.3 million, or 33%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 9% decline in average day rates and to a decrease in utilization, to 51% in 1999 from 89% in 1998. Operating expenses decreased $6.7 million, or 28%, from the prior year due primarily to cost reduction measures and lower utilization.

Marine Transportation

       At December 31, 2000, the Company had a marine transportation fleet of 28 vessels, consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. The Company sold seven vessels during 2000 and two vessels during the fourth quarter of 1999 (see Note 2 to the Company's Consolidated Financial Statements). During the third quarter of 1999, the Company added a 196-foot, 6,000 horsepower AHTS vessel to its fleet. The AHTS vessel was leased until January 2001 when the Company exercised an option to purchase the vessel. All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       In 2000, revenues for the marine transportation segment increased by $1.6 million, or 4%, and operating margin increased by $4.8 million, or 126%, as compared to 1999. The increase in revenues is due primarily to a 43% increase in average day rates for the supply vessels, offset in part by the impact of the reduced number of vessels in the Company's fleet and by a decrease in the utilization of the AHTS vessels to 55% in 2000 from 65% in 1999. The increase in operating margin is primarily due to higher average day rates for the supply vessels and a decrease in operating expenses. Operating expenses decreased by $3.2 million, or 10%, from the prior year due primarily to the reduced number of vessels in the Company's fleet.

       In 1999, revenues for the marine transportation segment decreased by $43.6 million, or 55%, and operating margin decreased by $34.5 million, or 90%, as compared to 1998. The decrease in revenues and operating margin is primarily attributable to a 40% decline in average day rates and to a decrease in utilization, to 62% in 1999 from 81% in 1998. Operating expenses decreased $9.1 million, or 22%, from the prior year due primarily to cost reduction measures and lower utilization.

Depreciation and Amortization

       Depreciation and amortization in 2000 increased by $500,000, or 1%, compared to 1999. The increase is primarily attributable to depreciation associated with a new harsh environment jackup rig placed in service in July 2000 and three new barge rigs that commenced operations in March, April and June 1999. The increase was partially offset by the suspension of depreciation on one of the Company's harsh environment jackup rigs while in the shipyard undergoing major enhancements from November 1999 to November 2000.

       In 1999, depreciation and amortization expense increased $14.7 million, or 18%, as compared to 1998. The increase is due primarily to rig enhancement projects that were completed in 1998 and construction of the three new barge rigs that commenced operations in 1999, offset in part by the sale of four barge rigs in October 1998.

General and Administrative

       General and administrative expense increased by $2.1 million, or 19%, as compared to 1999. The increase is primarily attributable to increases in performance-based compensation, professional fees and travel expenses.

       In 1999, general and administrative expense decreased $4.2 million, or 27%, as compared to 1998. The decrease is due primarily to a reduction of performance-based compensation and other cost reduction measures.

Other Income (Expense)

       Other income (expense) for each of the three years in the period ended December 31, 2000, is as follows (in millions):

	2000	1999	1998
Interest income	$ 7.1	$13.7	$15.1
Interest expense, net:
Interest expense	(30.1)	(31.7)	(32.5)
Capitalized interest	16.7	12.4	6.3

	(13.4)	(19.3)	(26.2)
Other, net	.3	7.3	8.4

	$(6.0)	$ 1.7	$(2.7)

       Interest income decreased $6.6 million in 2000, as compared to 1999, due primarily to lower average invested cash balances. In 1999, interest income decreased $1.4 million, as compared to 1998, due primarily to slightly lower average invested cash balances.

       Interest expense decreased $1.6 million in 2000, as compared to 1999. The decrease is attributable to lower effective interest rates resulting from the Company's redemption of its 9-7/8% Senior Subordinated Notes in March 2000 (see "Liquidity and Capital Resources - Financing and Capital Resources"). In 1999, interest expense decreased $800,000, as compared to 1998. The decrease in 1999 is primarily attributable to lower average debt balances, as the Company repaid certain term loans in the first quarter of 1999 in connection with early contract terminations in South America.

       Capitalized interest increased $4.3 million in 2000, as compared to 1999. The increase in 2000 is due primarily to additional investments in construction projects, primarily the ENSCO 7500 semisubmersible rig. Capitalized interest increased by $6.1 million in 1999, as compared to 1998. The increase is primarily attributable to the ENSCO 101 and ENSCO 7500 construction projects, which began during 1998 and remained in process throughout 1999.

       Other, net decreased $7.0 million in 2000, as compared to 1999. The decrease is primarily attributable to a $6.8 million gain recognized in 1999 in connection with the resolution of certain contractual disputes relating to the sale of four barge rigs in October 1998 (see "Contract Drilling - South America Barge Rigs" and Note 2 to the Company's Consolidated Financial Statements). Other, net in 1998 consists primarily of a $10.0 million gain recorded on the loss of the Kodiak II marine vessel, which sank in September 1998. The gain represents the insurance proceeds in excess of the net book value of the vessel (see Note 2 to the Company's Consolidated Financial Statements).

Provision for Income Taxes

       The Company recorded income tax expense of $39.8 million, $3.5 million and $123.8 million in the years ended December 31, 2000, 1999 and 1998, respectively. The $36.3 million increase in income tax provision from 1999 to 2000 is primarily due to the increased level of profitability during 2000, particularly in the Company's domestic operations. The $120.3 million decrease in the income tax provision from 1998 to 1999 is primarily due to the overall reduced level of profitability during 1999, partially offset by the impact of certain operations initiated in foreign jurisdictions during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations and Capital Expenditures

	Year Ended December 31,
	2000	1999	1998
	(in millions)

Cash flow from operations	$137.8	$116.2	$449.3

Capital expenditures:
New construction and acquisitions	$162.5	$215.9	$127.1
Enhancements	72.8	21.1	159.6
Sustaining	20.8	11.1	44.1

	$256.1	$248.1	$330.8

       In 2000, cash flow from operations increased by $21.6 million, or 19%, as compared to 1999. The increase in cash flow from operations in 2000 is attributable to substantially improved operating margins, partially offset by a significant reduction in cash flow from working capital changes. In 1999, cash flow from operations decreased by $333.1 million, or 74%, as compared to 1998. The 1999 decrease in cash flow from operations is primarily a result of reduced operating margins and reduced cash flow from working capital changes.

       The Company continues to expand the size and quality of its drilling rig and marine vessel fleets. During the last three years, the Company has invested $505.5 million in new construction and acquisitions and an additional $253.5 million upgrading the capability and extending the service lives of its drilling rigs and marine vessels as a part of its ongoing enhancement program. During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard, and in connection therewith acquired a 25% ownership interest in a harsh environment jackup rig under construction. The Company will contribute $30.0 million and certain management and procurement services for its 25% interest, $15.0 million of which was paid in 2000. Construction of the rig is expected to be completed in early 2002 and the Company holds an option to acquire the remaining 75% interest in the rig at any time during the construction period or the two-year period following construction completion.

       Management anticipates that capital expenditures in 2001 will total approximately $190 million, including an estimated $125 million for upgrades and enhancements, $45 million for sustaining operations and $20 million for remaining ENSCO 7500 construction costs and the acquisition of a marine vessel in January 2001. The Company may also make capital expenditures to construct or acquire additional rigs and vessels in 2001, depending on market conditions and opportunities.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	2000	1999	1998

Long-term debt	$ 422.2	$ 371.2	$ 375.5
Total capital	1,751.1	1,605.8	1,620.5
Long-term debt to total capital	24.1%	23.1%	23.2%

       In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers both an interim term loan during the construction period (the "Interim Construction Loan") and 15-year bonds issued upon completion of construction. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding at December 31, 2000 totaled $137.3 million. On January 25, 2001, the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire the Interim Construction Loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds will be repaid in 30 equal semiannual installments of $6.3 million, beginning in June 2001 and ending in December 2015.

       In March 2000, the Company exercised its option to redeem all of the 9-7/8% Senior Subordinated Notes due 2004 of its wholly-owned subsidiary, Dual Holding Company, at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest.

       The Company's total capital increased $145.3 million during the year ended December 31, 2000, primarily due to the profitability of the Company, the net increase in long-term debt and $14.3 million from the issuance of common stock in connection with employee and director incentive plans, partially offset by the payment of $13.8 million in dividends. The Company's total capital decreased $14.7 million during the year ended December 31, 1999, primarily due to the payment of $13.7 million in dividends and the decrease in long-term debt.

       The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of December 31, 2000, the Company has the full $185.0 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

       The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	2000	1999	1998

Cash and short-term investments	$106.6	$165.3	$330.1
Working capital	171.6	138.4	316.9
Current ratio	2.5	2.0	3.0

       Based on the current financial condition of the Company, management believes cash flow from operations, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's anticipated short-term and long-term liquidity needs.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, although there were no interest rate swap agreements outstanding at December 31, 2000. The Company also uses interest rate lock agreements to hedge against increases in interest rates on pending financing.

       At December 31, 2000, the Company had $137.3 million of outstanding debt subject to a variable interest rate. This debt was paid in full and retired on January 25, 2001 (see "Liquidity and Capital Resources - Financing and Capital Resources" and Note 3 to the Company's Consolidated Financial Statements).

       At December 31, 2000, the Company had outstanding treasury rate lock agreements to set the interest rate on $150.0 million of its pending 15-year bonds that were issued on January 25, 2001. The Company had a $3.8 million unrealized loss on the outstanding interest rate lock agreements at December 31, 2000. The interest rate lock agreements were settled on January 25, 2001 at a cost of $2.7 million.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. The Company occasionally uses derivative financial instruments to hedge its known liabilities or projected payments in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. At December 31, 2000, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders totaling $1.8 million. At December 31, 2000, there were no material unrealized gains or losses on open foreign currency exchange derivative hedges.

       The Company does not use derivative financial instruments for trading or other speculative purposes. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk (see Note 9 to the Consolidated Financial Statements).

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent price levels for oil and natural gas will be sustained and the level of reinvestment by the oil companies in drilling activity are not determinable at this time.

       Improved oil prices and U.S. natural gas prices have increased demand for drilling rigs in domestic markets. The increases in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 have continued throughout 2000 and into 2001. In the near-term, the Company believes that improvements in day rates in domestic markets will generally continue.

       Demand for drilling rigs in international markets began to increase during 2000, although the improvement in day rates in international markets has been modest. If current activity levels are sustained, management expects further improvement in international market day rates during 2001.

       The Company's North America jackup rig fleet operated at near full utilization during 2000 and the Company expects such utilization levels to continue for the North America jackup rig fleet through 2001. The Company stacked certain rigs and vessels during 1999 as a result of industry conditions. The Company's policy is to stack its rigs and vessels if it does not believe there will be a market for the equipment in the near term or if sufficient cash flow cannot be generated to cover cash operating costs. In the Europe region, the Company currently has one idle rig, which is in the shipyard undergoing leg repairs and enhancements that are projected to be completed in the first quarter of 2001. The remaining seven jackup rigs in the Europe region are currently operating and the Company expects these rigs to remain at full or near full utilization through 2001. One of the Company's seven rigs in the Asia Pacific region is currently idle, but has secured a contract and is scheduled to commence drilling operations in April 2001. The Company has six idle barge rigs in South America, four of which are stacked and two of which continue to be marketed. In the marine transportation segment, there are currently no vessels stacked.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends certain provisions of SFAS 133. Under SFAS 133, as amended by SFAS 138, derivatives are recorded on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and the Company adopted SFAS 133, as required, effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

       In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. The Company implemented the provisions of SAB 101, as required, during the fourth quarter of 2000. Adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 7A. has been incorporated into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the independent accountants. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 25, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share amounts)
Year Ended December 31,
2000	1999	1998

REVENUES
Contract drilling	$496.1	$327.6	$733.5
Marine transportation	37.7	36.1	79.7

533.8	363.7	813.2

OPERATING EXPENSES
Contract drilling	261.5	218.5	287.7
Marine transportation	29.1	32.3	41.4
Depreciation and amortization	98.7	98.2	83.5
General and administrative	13.3	11.2	15.4

402.6	360.2	428.0

OPERATING INCOME	131.2	3.5	385.2

OTHER INCOME (EXPENSE)
Interest income	7.1	13.7	15.1
Interest expense, net	(13.4)	(19.3)	(26.2)
Other, net	.3	7.3	8.4

(6.0)	1.7	(2.7)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	125.2	5.2	382.5

PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	17.8	(28.1)	73.2
Deferred income tax expense	22.0	31.6	50.6

39.8	3.5	123.8

MINORITY INTEREST	--	1.4	4.8

NET INCOME	$85.4	$.3	$253.9

EARNINGS PER SHARE
Basic	$ .6	2	$--	$1.8	2
Diluted	.6	1	--	1.8	1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.6	136.5	139.6
Diluted	139.3	137.7	140.6

CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .1	0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions, except par value amounts)
	December 31,
	2000	1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 106.6	$ 144.4
Short-term investments	--	20.9
Accounts receivable, net	159.1	85.3
Prepaid expenses and other	23.0	22.6

Total current assets	288.7	273.2

PROPERTY AND EQUIPMENT, AT COST	2,269.0	2,077.5
Less accumulated depreciation	583.7	500.4

Property and equipment, net	1,685.3	1,577.1

OTHER ASSETS, NET	134.0	133.4

	$2,108.0	$1,983.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 13.2	$ 8.1
Accrued liabilities	91.2	122.7
Current maturities of long-term debt	12.7	4.0

Total current liabilities	117.1	134.8

LONG-TERM DEBT	422.2	371.2

DEFERRED INCOME TAXES	230.3	211.6

OTHER LIABILITIES	9.5	14.3

MINORITY INTEREST	--	17.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
157.3 million and 155.9 million shares issued	15.7	15.6
Additional paid-in capital	876.5	850.3
Retained earnings	596.6	525.0
Restricted stock (unearned compensation)	(4.9)	(6.3)
Cumulative translation adjustment	(1.1)	(1.1)
Treasury stock, at cost, 18.8 million and 18.7 million shares	(153.9)	(148.9)

Total stockholders' equity	1,328.9	1,234.6

	$2,108.0	$1,983.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
	Year Ended December 31,
	2000	1999	1998

OPERATING ACTIVITIES
Net income	$ 85.4	$.3	$253.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	98.7	98.2	83.5
Deferred income tax provision	22.0	31.6	50.6
Tax benefit from stock compensation	7.0	1.2	.6
Amortization of other assets	7.0	10.0	10.1
Gain on asset dispositions	(1.6)	(7.9)	(10.6)
Other	1.5	1.6	4.5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(73.8)	33.1	38.8
(Increase) decrease in prepaid expenses and other assets	(14.6)	(8.2)	1.0
Increase (decrease) in accounts payable	5.1	(1.0)	1.3
Increase (decrease) in accrued and other liabilities	1.1	(42.7)	15.6

Net cash provided by operating activities	137.8	116.2	449.3

INVESTING ACTIVITIES
Additions to property and equipment	(256.1)	(248.1)	(330.8)
Proceeds from disposition of assets	9.4	10.5	68.4
Sale (purchase) of short-term investments	20.9	(20.9)	--
Acquisition of minority interest	(9.7)	--	--

Net cash used by investing activities	(235.5)	(258.5)	(262.4)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	137.3	--	--
Reduction of long-term borrowings	(77.6)	(23.7)	(30.6)
Repurchase of common stock	--	--	(74.2)
Cash dividends paid	(13.8)	(13.7)	(14.1)
Proceeds from exercise of stock options	16.9	2.0	1.6
Deferred financing costs	(.1)	(6.3)	(.7)
Other	(2.8)	(1.7)	(1.0)

Net cash provided (used) by financing activities	59.9	(43.4)	(119.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37.8)	(185.7)	67.9

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	144.4	330.1	262.2

CASH AND CASH EQUIVALENTS, END OF YEAR	$106.6	$144.4	$330.1

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

       ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity may fluctuate substantially from year to year. Such fluctuations result from many factors, including world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 8 "Segment Information" for additional information concerning the Company's operations by segment and geographic region).

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

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are reflected in the consolidated statement of income. Translation gains and losses were insignificant for each of the three years in the period ended December 31, 2000. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity.

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

   Property and Equipment

       Depreciation of drilling rigs and related equipment and marine vessels acquired after 1990 is computed using the straight-line method over estimated useful lives ranging from four to 30 years. Depreciation of drilling rigs and related equipment and marine vessels acquired prior to 1991 is computed using the units-of-production method over estimated useful lives ranging from 12 to 24 years. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Depreciation of other equipment and of buildings and improvements is computed using the straight-line method over estimated useful lives ranging from two to six years and two to 30 years, respectively.

       All costs incurred in connection with the acquisition, construction, enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that drilling rigs or marine vessels are under construction or undergoing major enhancements and improvements. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

   Goodwill

       Goodwill arising from acquisitions is included in Other Assets, Net on the Consolidated Balance Sheet and is amortized on the straight-line basis over periods ranging from 10 to 40 years. Amortization of goodwill was $3.3 million in each of the years ended December 31, 2000, 1999 and 1998.

   Impairment of Assets

       The Company evaluates the carrying value of its long-lived assets, consisting primarily of property and equipment and goodwill, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset.

   Revenue Recognition

       Substantially all of the Company's drilling and marine services contracts provide for payment on a day rate basis over the term of the contract, and revenue is recognized on a per day basis, as the work is performed.

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

   Minority Interest

       Certain portions of the Company's Venezuelan operations are conducted through ENSCO Drilling (Caribbean), Inc. ("Caribbean"). Prior to February 10, 2000, the Company held an 85% interest in Caribbean and a private Venezuelan company held the remaining 15%. On February 10, 2000, the Company purchased the remaining 15% interest in Caribbean from the private Venezuelan company and Caribbean became a wholly-owned subsidiary of the Company. Minority interest expense on the Consolidated Statement of Income reflects the minority shareholder's 15% equity interest in Caribbean. The minority shareholder is also entitled to 15% of the net proceeds from any future sale of six barge rigs currently owned by Caribbean.

   Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized.

   Earnings Per Share

       For each of the three years in the period ended December 31, 2000, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Year Ended December 31,
	2000	1999	1998

Weighted average common shares outstanding (basic)	137.6	136.5	139.6
Potentially dilutive common shares:
Restricted stock grants	.3	.3	.3
Stock options	1.4	.9	.7

Weighted average common shares outstanding (diluted)	139.3	137.7	140.6

       Options to purchase 71,000 shares of common stock in 2000, 1.7 million shares of common stock in 1999 and 1.6 million shares of common stock in 1998 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

   New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends certain provisions of SFAS 133. Under SFAS 133, as amended by SFAS 138, derivatives are recorded on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and the Company adopted SFAS 133, as required, effective January 1, 2001. The Company uses derivative financial instruments to manage its exposure to interest rate risk and foreign currency exchange risk (see Note 9 "Supplemental Financial Information"). The Company does not use derivative financial instruments for trading or other speculative purposes. Adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

2.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Drilling rigs and equipment	$2,114.3	$1,678.8
Marine vessels	84.6	90.1
Other	28.1	26.7
Work in progress	42.0	281.9

	$2,269.0	$2,077.5

       During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard, and in connection therewith acquired a 25% ownership interest in a harsh environment jackup rig under construction. The Company will contribute $30.0 million and certain management and procurement services for its 25% interest, $15.0 million of which has been paid and included in additions to property and equipment for the year ended December 31, 2000. Construction of the rig is expected to be completed in early 2002 and the Company holds an option to acquire the remaining 75% interest in the rig at any time during the construction period or the two-year period following construction completion.

       During 1998, the Company began construction of three barge rigs, a harsh environment jackup rig and a semisubmersible rig. Construction of the three barge rigs was completed in the first and second quarters of 1999. Construction of the harsh environment jackup rig and the semisubmersible rig was completed in February 2000 and December 2000, respectively. Additions to property and equipment for these projects totaled $110.1 million, $253.5 million and $136.9 million in 2000, 1999 and 1998, respectively.

       In addition to the construction projects discussed above, the Company's additions to property and equipment in 2000, 1999 and 1998 included $71.6 million, $20.4 million and $162.9 million, respectively, in connection with major modifications and enhancements of rigs and vessels.

       The Company evaluates the performance of its drilling rigs and marine vessels on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive and that cannot be economically enhanced to competitive status. In connection with such evaluations, the Company sold seven marine vessels during 2000 for aggregate proceeds of $6.1 million and recognized a net gain of $500,000 on the sales. The Company also sold two marine vessels during the fourth quarter of 1999 for aggregate proceeds of $1.9 million and recognized a net gain of $500,000 on the sales. As a result of the vessel sales in 2000 and 1999, the Company no longer owns or operates mini-supply vessels.

       In October 1998, the Company sold four barge rigs to Petroleos de Venezuela ("PDVSA") in connection with contractual purchase options exercised by PDVSA. At the date of sale, the Company received cash proceeds of $49.4 million, and the Company and PDVSA reached a reservation of rights agreement for the resolution of certain contractual disputes relating to additional consideration the Company believed it was entitled to receive in connection with the sale. Based on the cash proceeds received, the Company recognized an insignificant gain in the fourth quarter of 1998 after consideration of taxes and a required payment of $4.8 million to Caribbean's minority interest holder. In December 1999, the Company settled the contractual disputes with PDVSA for additional consideration and recognized a gain of $6.8 million, or approximately $5.2 million net after taxes and minority interest ($.04 per basic and diluted share). The $6.8 million gain is recorded in "Other, net" under Other Income (Expense) in the Consolidated Statement of Income for the year ended December 31, 1999.

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

3.  LONG-TERM DEBT

       Long-term debt at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Interim construction loan	$137.3	$--
6.75% Notes due 2007	149.3	149.2
7.20% Debentures due 2027	148.3	148.2
9.875% Senior Subordinated Notes due 2004	--	73.8
Secured term loans	--	4.0

	434.9	375.2
Less current maturities	(12.7)	(4.0)

Total long-term debt	$422.2	$371.2

    ENSCO 7500 Construction Financing

       In December 1999, the Company entered into a floating rate term loan agreement (the "Interim Construction Loan") with a major financial institution (the "Lender") to provide interim financing during the construction of the ENSCO 7500, the Company's new semisubmersible rig. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding at December 31, 2000 totaled $137.3 million. Interest on amounts borrowed under the Interim Construction Loan is payable semiannually at a variable rate based on the Lender's cost of funds plus .15% (6.78% at December 31, 2000). The Interim Construction Loan is guaranteed by the United States Maritime Administration ("MARAD").

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and will be repaid in 30 equal semiannual principal installments of $6.3 million, beginning in June 2001 and ending in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. Net proceeds from the bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of the $137.3 million Interim Construction Loan.

    Notes Due 2007 and Debentures Due 2027

       In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the “Notes”) and $150.0 million of 7.20% Debentures due November 15, 2027 (the “Debentures”). Interest on the Notes and the Debentures is payable semiannually in May and November. The Notes and the Debentures were issued pursuant to a $500.0 million universal shelf registration statement filed with the Securities and Exchange Commission in October 1997.

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

    Revolving Credit Agreement

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which is also based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 2000 and 1999, there were no amounts outstanding under the Credit Agreement. The Credit Agreement matures in May 2003.

    Senior Subordinated Notes Due 2004

       In connection with the acquisition of DUAL DRILLING COMPANY ("Dual") in June 1996, the Company assumed Dual's 9.875% Senior Subordinated Notes due 2004 (the "Dual Notes"). The carrying value of the Dual Notes in the Consolidated Financial Statements at December 31, 1999 includes the unamortized premium assigned in 1996 as a result of purchase accounting. The Dual Notes were unsecured obligations and were guaranteed by certain of the former Dual subsidiaries. The Dual Notes' indenture contained certain restrictive covenants relating to debt, restricted payments, disposition of proceeds of asset sales, transactions with affiliates, limitations on the payment of dividends and other payment restrictions, limitations on sale/leaseback transactions and restrictions on mergers, consolidations and transfers of assets. Interest on the Dual Notes was payable semiannually and the Dual Notes were redeemable at the option of the Company, in whole or in part, at prices decreasing annually from 103.29% of the face amount on January 15, 2000, to 101.64% of the face amount on January 15, 2001, to par on January 15, 2002 and thereafter.

       On March 15, 2000, the Company exercised its option to redeem all of the Dual Notes at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest. The excess of the amount paid over the carrying value of the Dual Notes totaled $500,000 and has been charged to "Other, net" under Other Income (Expense) in the Consolidated Statement of Income for the year ended December 31, 2000.

    Secured Term Loans

       In October 1993, the Company entered into a $25.0 million secured term loan from a financial institution that accrued interest at a fixed rate of 7.91%, was repayable in 28 quarterly installments and was collateralized by certain of the Company's marine vessels. The secured term loan was paid in full and retired in October 2000.

       In December 1995, the Company entered into a $4.7 million secured term loan from the seller of four supply vessels that accrued interest at a fixed rate of 7.75%, was repayable in 20 equal quarterly installments and was collateralized by the four vessels purchased. The secured term loan was paid in full and retired in December 2000.

    Maturities

       Maturities of long-term debt, including the $190.0 million of 15-year bonds issued January 25, 2001, are $12.7 million in each of the five years ending December 31, 2005 and $426.7 million thereafter.

4.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the three years in the period ended December 31, 2000.

       During 1998, the Company repurchased 5.5 million shares of its common stock at a cost of $74.2 million (an average cost of $13.50 per share).

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 2000 is as follows (shares in thousands, dollars in millions):

								Restricted
				Additional				Stock		Cumulative
	Common Stock			Paid-In		Retained		(Unearned		Translation		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Adjustment		Stock

BALANCE, December 31, 1997	155,174	$15.5		$841.3		$298.6		$ (6.8)		$(1.1)		$ (70.8)
Net income	--	-	-	-	-	253.9		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(14.1)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	402.1			4.2		-	-	(2.3)		-	-	(1.3)
Repurchase of common stock	--	-	-	-	-	-	-	-	-	-	-	(74.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-	-	-
Tax benefit from stock
compensation	--	-	-		.6	-	-	-	-	-	-	-	-

BALANCE, December 31, 1998	155,576	15.6		846.1		538.4		(7.7)		(1.1)		(146.3)
Net income	--	-	-	-	-		.3	-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	334	-	-	3.0		-	-		(.1)	-	-	(2.6)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.5		-	-	-	-
Tax benefit from stock
compensation	--	-	-	1.2		-	-	-	-	-	-	-	-

BALANCE, December 31, 1999	155,910	15.6		850.3		525.0		(6.3)		(1.1)		(148.9)
Net income	--	-	-	-	-	85.4		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.8)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,364.1			19.2		-	-	-	-	-	-	(5.0)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-	-	-
Tax benefit from stock
compensation	--	-	-	7.0		-	-	-	-	-	-	-	-

BALANCE, December 31, 2000	157,274	$15.7		$876.5		$596.6		$ (4.9)		$(1.1)		$(153.9)

       At December 31, 2000 and 1999, the outstanding shares of the Company's common stock, net of treasury shares, were 138.5 million and 137.2 million, respectively.

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

       The exercise price of stock options granted under the 1998 Plan and the Directors Plan is the market value of the stock at the date the option is granted.

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair-value method of accounting for its employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998

Risk-free interest rate	6.6%	5.1%	5.5%
Expected life (in years)	3.8	4.3	4.5
Expected volatility	52.7%	44.2%	38.9%
Dividend yield	.3%	1.1%	.5%

       The following table reflects pro forma net income and earnings per share as if the Company had accounted for employee stock options under the fair value method prescribed by SFAS 123 (in millions, except per share amounts):

	2000			1999		1998
	As Reported	Pro forma		As Reported	Pro forma	As Reported	Pro forma

Net income (loss)	$85.4	$80.6		$ .3	$(4.5)	$253.9	$249.6
Basic net income (loss) per share	.62	.5	9	--	(.03)	1.82	1.79
Diluted net income (loss) per share	.61	.5	8	--	(.03)	1.81	1.78

       The pro forma adjustments in 2000, 1999 and 1998 may not be representative of pro forma adjustments in future years since the estimated fair value of stock options is amortized to expense over the vesting period, additional options may be granted in future years and the assumptions used to determine fair value can vary significantly.

       A summary of stock option transactions under the 1998 Plan, Directors Plan and the ENSCO Incentive Plan is as follows (shares in thousands):

	2000		1999		1998
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,736	$14.87	2,922	$18.44	3,105	$17.36
Granted	104	32.24	2,176	9.19	125	21.22
Exercised	(1,351)	13.93	(319)	8.63	(268)	7.10
Forfeited	(62)	13.39	(43)	15.92	(40)	19.04

Outstanding at end of year	3,427	$15.80	4,736	$14.87	2,922	$18.44

Exercisable at end of year	1,433	$20.23	1,718	$17.61	1,307	$15.11
Weighted average fair value of options granted during the year		$14.93		$ 3.60		$ 8.27

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/00	Contractual Life	Exercise Price	at 12/31/00	Exercise Price

$ 9	1,845	3.1 years	$ 9.00	314	$ 9.00
14 - 18	265	1.3 years	15.81	210	15.37
19 - 24	94	2.0 years	22.01	79	21.64
24 - 25	1,106	1.4 years	24.72	749	24.72
29 - 38	117	3.6 years	33.75	81	33.51

	3,427	2.4 years	$15.80	1,433	$20.23

       At December 31, 2000, 8.9 million shares were available for grant as options or incentive grants under the 1998 Plan and 399,000 shares were available for grant as options under the Directors Plan.

   Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the 1998 Plan and previously under the ENSCO Incentive Plan. A maximum of 1.1 million shares may be issued as incentive stock grants under the 1998 Plan. Shares of common stock subject to incentive grants generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors. Compensation expense is recognized on a straight-line basis over the vesting period.

       An aggregate 2.7 million shares of common stock have been issued as incentive stock grants under the 1998 Plan and previous plans, of which 2.3 million were vested at December 31, 2000. Incentive stock grants issued during the three years in the period ended December 31, 2000, were as follows: 10,000 shares at a fair value of $35.19 per share in 2000, 10,000 shares at a fair value of $16.44 per share in 1999 and 130,000 shares at a fair value of $17.84 per share in 1998. At December 31, 2000, there were 989,000 shares of common stock available for incentive stock grants under the 1998 Plan. Incentive stock grants for 308,500 shares of common stock were outstanding at December 31, 2000, and vest as follows: 50,500 shares in years 2001 through 2004, 38,500 shares in 2005, 28,000 shares in 2006, 23,000 shares in 2007, 14,000 shares in 2008, 2,000 shares in 2009 and 1,000 shares in 2010.

    Savings Plan

        The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company’s common stock. The Company recorded profit sharing contribution provisions of $3.5 million and $8.9 million for the years ended December 31, 2000 and 1998, respectively. The Company recorded no profit sharing contribution provision for the year ended December 31, 1999.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company’s Board of Directors. Matching contributions totaled $1.6 million, $2.6 million and $2.6 million in 2000, 1999 and 1998, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

        The Company’s Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company’s Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant’s contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $93,000 in 2000, $117,000 in 1999 and $118,000 in 1998. A SERP liability of $3.6 million and $2.6 million is included in Other Liabilities at December 31, 2000 and 1999, respectively.

6. INCOME TAXES

       The Company had income of $122.8 million, a loss of $40.1 million and income of $240.2 million from its operations before income taxes in the United States and income of $2.4 million, $45.3 million and $142.3 million from its operations before income taxes in foreign countries for the years ended December 31, 2000, 1999 and 1998, respectively.

       The components of the provision for income taxes for each of the three years in the period ended December 31, 2000 are as follows (in millions):

	2000	1999	1998

Current income tax expense (benefit):
Federal	$ 13.1	$(34.6)	$ 41.5
State	--	--	1.0
Foreign	4.7	6.5	30.7

	17.8	(28.1)	73.2

Deferred income tax expense (benefit):
Federal	23.4	24.4	56.1
Foreign	(1.4)	7.2	(5.5)

	22.0	31.6	50.6

Total income tax expense	$ 39.8	$ 3.5	$123.8

Significant components of deferred income tax assets (liabilities) as of December 31, 2000 and 1999 are comprised of the following (in millions):
	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$ 6.7	$ 9.9
Foreign tax credit carryforwards	12.2	10.3
Liabilities not deductible for tax purposes	2.8	3.9
Accrued benefits	1.1	1.1
Other	.1	2.0

Total deferred tax assets	22.9	27.2

Deferred tax liabilities:
Property	(211.0)	(208.8)
Intercompany transfers of property	(25.8)	(12.1)
Maritime capital construction fund	(9.4)	(7.0)
Other	(5.3)	(5.9)

Total deferred tax liabilities	(251.5)	(233.8)

Net deferred tax liabilities	$(228.6)	$(206.6)

Net current deferred tax asset	$ 1.7	$ 5.0
Net noncurrent deferred tax liability	(230.3)	(211.6)

Net deferred tax liability	$(228.6)	$(206.6)

The consolidated effective income tax rate for each of the three years in the period ended December 31, 2000, differs from the United States statutory income tax rate as follows:

	2000	1999	1998

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(4.4)	31.6	3.1
Goodwill amortization	.9	22.4	.3
Adjustment of prior year accruals	--	--	(2.4)
Other	.3	(21.7)	(3.6)

Effective income tax rate	31.8%	67.3%	32.4%

       At December 31, 2000, the Company had net operating loss carryforwards of $19.1 million and foreign tax credit carryforwards of $12.2 million. If not utilized, the net operating loss carryforwards expire from 2007 through 2011 and the foreign tax credit carryforwards expire from 2002 through 2005. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 2000 was generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant.

7.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $3.2 million in 2000, $3.3 million in 1999 and $4.6 million in 1998. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $3.3 million in 2001; $2.6 million in 2002; $800,000 in 2003; $400,000 in 2004; $300,000 in 2005 and $900,000 thereafter.

    Anti-trust Lawsuit

       In September 2000, the Company was named a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. Although the plaintiffs have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, the Company denies the plaintiffs' claims and intends to mount a vigorous defense in opposition thereto. While the Company cannot provide any assurances as to the outcome of this matter, it does not expect it to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

   Other

       At December 31, 2000, there were no other contingencies, claims or lawsuits against the Company which, in the opinion of management, would have a material adverse effect on its financial condition or results of operations.

8.  SEGMENT INFORMATION

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At December 31, 2000, the Company's contract drilling segment owned and operated a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig. At December 31, 2000, the Company's marine transportation segment owned or operated a fleet of 28 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Assets and depreciation expense of the Company's corporate office are not allocated to the operating segments. Segment information for each of the three years in the period ended December 31, 2000 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other	Total

2000
Revenues	$ 496.1	$ 37.7	$--	$ 533.8
Operating income (loss)	130.0	3.2	(2.0)	131.2
Assets	1,897.6	76.6	133.8	2,108.0
Capital expenditures	230.2	22.4	3.5	256.1
Depreciation and amortization	92.1	4.6	2.0	98.7

1999
Revenues	$ 327.6	$ 36.1	$--	$ 363.7
Operating income (loss)	7.4	(2.2)	(1.7)	3.5
Assets	1,817.3	72.7	93.7	1,983.7
Capital expenditures	246.5	.9	.7	248.1
Depreciation and amortization	91.4	5.1	1.7	98.2

1998
Revenues	$ 733.5	$ 79.7	$--	$ 813.2
Operating income (loss)	354.5	32.2	(1.5)	385.2
Assets	1,660.6	72.2	260.0	1,992.8
Capital expenditures	315.4	13.0	2.4	330.8
Depreciation and amortization	77.2	4.8	1.5	83.5

       The Company's operations are concentrated in four geographic regions: North America, Europe, Asia Pacific and South America. In North America, the Company's operations consist of 22 jackup rigs, seven platform rigs, one semisubmersible rig and 28 oilfield support vessels, all located in the U.S. waters of the Gulf of Mexico. The Company's European operations consist of eight jackup rigs currently deployed in various territorial waters of the North Sea. In Asia Pacific, the Company's operations consist of seven jackup rigs deployed in various locations. In South America, the Company's operations consist of nine barge rigs all located on Lake Maracaibo, Venezuela. The Company attributes revenues and assets to geographic locations based on the location of a drilling rig or marine vessel. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if ultimate location of operation is undetermined.

       Information by country for those countries that account for more than 10% of total revenues or 10% of the Company’s long-lived assets is as follows (in millions):

Revenues	Long-lived Assets
2000	1999	1998	2000	1999	1998

United States	$352.3	$201.7	$444.9	$ 705.5	$ 625.3	$ 544.2
Netherlands	10.1	20.5	142.2	288.3	334.9	146.4
Venezuela	44.9	52.1	71.1	177.7	198.6	161.3
Singapore	-	-	-	-	-	-	101.0	143.2	153.7
Other foreign countries	126.5	89.4	155.0	412.8	275.1	383.8

Total	$533.8	$363.7	$813.2	$1,685.3	$1,577.1	$1,389.4

       Revenues from two customers in 2000 were $96.6 million, or 18% of consolidated revenues, and $60.5 million, or 11% of consolidated revenues. Revenues from these same two customers in 1999 were $44.5 million, or 12% of consolidated revenues, and $45.5 million, or 13% of consolidated revenues, respectively. Revenues from these customers did not exceed 10% of consolidated revenues in 1998. Revenues from a third customer were $142.2 million, or 17% of consolidated revenues, in 1998.

9.  SUPPLEMENTAL FINANCIAL INFORMATION

   Consolidated Balance Sheet Information

       Accounts receivable, net at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Trade	$128.6	$ 58.7
Income tax refunds	27.1	24.8
Other	7.6	6.2

	163.3	89.7
Allowance for doubtful accounts	(4.2)	(4.4)

	$159.1	$ 85.3

Prepaid expenses and other current assets at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Prepaid expenses	$10.1	$ 7.2
Inventory	5.4	5.1
Deferred tax asset	1.7	5.0
Other	5.8	5.3

	$23.0	$22.6

Other assets, net at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Goodwill, net of accumulated amortization of $17.2 million and $13.9 million	$106.8	$110.1
Deferred finance costs	13.7	14.6
Prepaid taxes on intercompany transfers of property	7.1	5.3
Other	6.4	3.4

	$134.0	$133.4

Accrued liabilities at December 31, 2000 and 1999 consists of the following (in millions):

	2000	1999

Operating expenses	$ 22.7	$ 14.3
Accrued capital additions	17.1	55.9
Taxes	26.7	33.0
Payroll	16.8	9.3
Accrued interest	4.4	7.3
Other	3.5	2.9

	$ 91.2	$122.7

Consolidated Statement of Income Information Maintenance and repairs expense for the years ended December 31, 2000, 1999 and 1998 is as follows (in millions):

	2000	1999	1998

Maintenance and repairs	$42.3	$31.5	$42.0

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the three years in the period ended December 31, 2000 is as follows (in millions):

	2000	1999	1998

Interest, net of amounts capitalized	$15.5	$16.8	$29.5
Income taxes	22.4	15.8	51.7

       Capitalized interest totaled $16.7 million in 2000, $12.4 million in 1999, and $6.3 million in 1998.

       In connection with the Company's acquisition of the 15% minority interest in Caribbean on February 10, 2000, the Company reduced the value of Caribbean's property and equipment by $6.6 million, which represented the excess of the net assets acquired over the Company's acquisition cost.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2000 and 1999 are as follows (in millions):

	2000		1999
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.3	$146.4	$149.2	$139.8
7.20% Debentures	148.3	135.7	148.2	133.2
9.875% Senior Subordinated Notes	--	--	73.8	74.2
Other long-term debt, including current maturities	137.3	137.3	4.0	4.0

       The estimated fair values of the Notes, Debentures and Senior Subordinated Notes were determined using quoted market prices. The estimated fair value of other long-term debt was determined using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2000 and 1999. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 2000 and 1999 was insignificant.

       The Company occasionally uses derivative financial instruments to manage its exposure to interest rate risk. At December 31, 2000 the Company had outstanding treasury rate lock agreements to set the interest rate on $150 million of its pending 15-year bonds that were issued on January 25, 2001 (see Note 3 "Long-Term Debt"). The $150 million notional amount treasury rate lock agreements had an estimated fair value of $146.2 million at December 31, 2000 and were settled on January 25, 2001 at $147.3 million.

   Concentration of Credit Risk

       The Company provides services to the offshore oil and gas industry and the Company's customers consist primarily of major and independent oil and gas producers as well as government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, which to date have been within management's expectations. The Company's cash, cash equivalents and short-term investments are maintained in major banks and high-grade investments. As a result, the Company believes the credit risk in such instruments is minimal.

10.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 2000 and 1999 is as follows (in millions, except per share amounts):

	First			Second		Third		Fourth
	Quarter			Quarter		Quarter		Quarter		Year
2000

Revenues Contract drilling	$ 88.1			$109.1		$140.4		$158.5		$496.1
Marine transportation	8.1			7.5		9.4		12.7		37.7

	96.2			116.6		149.8		171.2		533.8

Direct operating expenses
Contract drilling	56.6			60.7		74.2		70.0		261.5
Marine transportation	7.2			7.0		6.8		8.1		29.1

	63.8			67.7		81.0		78.1		290.6

Operating margin	32.4			48.9		68.8		93.1		243.2
Depreciation and amortization	23.5			23.8		25.2		26.2		98.7
General and administrative	3.1			3.2		3.3		3.7		13.3

Operating income	5.8			21.9		40.3		63.2		131.2
Interest income	2.0			1.3		1.7		2.1		7.1
Interest expense, net	(3.0)			(1.9)		(4.0)		(4.5)		(13.4)
Other income (expense)		.1		.2		.2		(.2)		.3

Income before income taxes	4.9			21.5		38.2		60.6		125.2
Provision for income taxes	1.8			7.2		12.9		17.9		39.8

Net income	$ 3.1			$ 14.3		$ 25.3		$ 42.7		$ 85.4

Earnings per share
Basic	$ .0	2	$ .1	0	$ .1	8	$ .3	1	$ .6	2
Diluted	.0	2.1		0.1		8.3		1.6		1

		First		Second		Third		Fourth
		Quarter		Quarter		Quarter		Quarter	Year
1999

Revenues Contract drilling		$117.5		$ 71.0		$ 67.6		$ 71.5	$327.6
Marine transportation		10.2		8.4		8.8		8.7	36.1

		127.7		79.4		76.4		80.2	363.7

Direct operating expenses
Contract drilling		58.9		54.3		53.9		51.4	218.5
Marine transportation		8.6		8.0		8.2		7.5	32.3

		67.5		62.3		62.1		58.9	250.8

Operating margin		60.2		17.1		14.3		21.3	112.9
Depreciation and amortization		23.6		24.9		25.2		24.5	98.2
General and administrative		2.9		2.9		2.8		2.6	11.2

Operating income (loss)		33.7		(10.7)		(13.7)		(5.8)	3.5
Interest income		4.1		3.5		3.1		3.0	13.7
Interest expense, net		(5.4)		(4.8)		(4.6)		(4.5)	(19.3)
Other income (expense)		(.1)	-	-	-	-		7.4	7.3

Income (loss) before income taxes and minority interest		32.3		(12.0)		(15.2)		.1	5.2
Provision (benefit) for income taxes		11.3		(1.7)		(3.9)		(2.2)	3.5
Minority interest		1.0		(.5)		(.3)		1.2	1.4

Net income		$ 20.0		$ (9.8)		$ (11.0)		$ 1.1	$.3

Earnings (loss) per share
Basic	$ .1	5	$ (.0	7)	$ (.0	8)	$ .0	1	$ --
Diluted	.1	5	(.0	7)	(.0	8)	.0	1	--

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

       Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial statements, financial statement schedules and exhibits filed as part of this report:

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - PricewaterhouseCoopers LLP
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.2	-	Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.3	-	Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-8097).
4.1	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.2	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).
4.6	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
4.7	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
10.1	-	ENSCO Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.3	-	ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).
10.7	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.8	-	Commitment to Guarantee Obligations dated December 15, 1999, by the United States of America under Title XI of the Merchant Marine Act,1936, as amended, for the benefit of ENSCO Offshore Company (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.9	-	Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company, as Indenture Trustee, which includes as Schedule A the Schedule of Definitions to the Trust Indenture, as Exhibit 1 the General Provisions of the Trust Indenture, and as Exhibit 2 the Forms of Floating Rate Note, Guarantee and Trustee's Authentication Certificate (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.10	-	Security Agreement dated December 15, 1999, between ENSCO Offshore Company and the United States of America pursuant to Title XI of the Merchant Marine Act, 1936, as amended, which includes as Schedule X the Schedule of Definitions to the Security Agreement, and as Exhibit 1 the General Provisons of the Security Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.11	-	Credit Agreement dated December 15, 1999, among ENSCO Offshore Company, Govco Incorporated, Citibank N.A., Citibank International Plc, and Citibank North America, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of PricewaterhouseCoopers LLP.

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:
1.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
2.	ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
3.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
4.	ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)4(iii)(A) of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K
No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2001.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL F. THORNE Carl F. Thorne	Chairman, President, Chief Executive Officer and Director	February 28, 2001

/s/ RICHARD A. WILSON Richard A. Wilson	Senior Vice President, Chief Operating Officer and Director	February 28, 2001

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Senior Vice President - Finance and Chief Financial Officer	February 28, 2001

/s/ H. E. MALONE H. E. Malone	Vice President, Chief Accounting Officer and Controller	February 28, 2001

/s/ CRAIG I. FIELDS Craig I. Fields	Director	February 28, 2001

/s/ ORVILLE D. GAITHER, SR. Orville D. Gaither, Sr.	Director	February 28, 2001

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 28, 2001

/s/ DILLARD S. HAMMETT Dillard S. Hammett	Director	February 28, 2001

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 28, 2001

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 28, 2001

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 28, 2001