Form 10-Q
period 2001-03-31
ENSCO INTERNATIONAL INC
filed 2001-05-11
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X     No

There were 138,862,011 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 7, 2001.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2001

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Review Report of Independent Accountants

Consolidated Statement of Income Three Months Ended March 31, 2001 and 2000

Consolidated Balance Sheet March 31, 2001 and December 31, 2000

Consolidated Statement of Cash Flows Three Months Ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated:

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (the "Company") as of March 31, 2001, and the related consolidated statement of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Dallas, Texas,
May 7, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2001		2000

OPERATING REVENUES	$195.3		$ 96.2

OPERATING EXPENSES
Operating costs	89.6		63.8
Depreciation and amortization	28.9		23.5
General and administrative	3.7		3.1

	122.2		90.4

OPERATING INCOME	73.1		5.8

OTHER INCOME (EXPENSE)
Interest income	2.3		2.0
Interest expense, net	(8.3)		(3.0)
Other, net		.2		.1

	(5.8)			(.9)

INCOME BEFORE INCOME TAXES	67.3		4.9

PROVISION FOR INCOME TAXES
Current income taxes	13.5		-	-
Deferred income taxes	6.9		1.8

	20.4		1.8

NET INCOME	$ 46.9		$ 3.1

EARNINGS PER SHARE
Basic	$ .3	4	$ .0	2
Diluted	.3	4.0		2

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	138.2		136.9
Diluted	139.7		138.6

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

March 31,	December 31,
2001	2000
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 209.8	$ 106.6
Accounts receivable, net	152.9	159.1
Prepaid expenses and other	23.4	23.0

Total current assets	386.1	288.7

PROPERTY AND EQUIPMENT, AT COST	2,288.4	2,269.0
Less accumulated depreciation	610.0	583.7

Property and equipment, net	1,678.4	1,685.3

OTHER ASSETS, NET	126.4	134.0

$2,190.9	$2,108.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 5.9	$ 13.2
Accrued liabilities	80.6	91.2
Current maturities of long-term debt	12.7	12.7

Total current liabilities	99.2	117.1

LONG-TERM DEBT	474.9	422.2

DEFERRED INCOME TAXES	237.2	230.3

OTHER LIABILITIES	9.6	9.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
157.6 million and 157.3 million shares issued	15.8	15.7
Additional paid-in capital	885.4	876.5
Retained earnings	639.9	596.6
Restricted stock (unearned compensation)	(6.2)	(4.9)
Accumulated other comprehensive loss	(11.0)	(1.1)
Treasury stock, at cost, 18.8 million shares	(153.9)	(153.9)

Total stockholders' equity	1,370.0	1,328.9

$2,190.9	$2,108.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

Three Months Ended
March 31,
2001	2000
OPERATING ACTIVITIES
Net income	$ 46.9	$ 3.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28.9	23.5
Deferred income tax provision	6.9	1.8
Tax benefit from stock compensation	2.5	-	-
Amortization of other assets	2.0	1.9
Gain on asset dispositions	(.9)	(.8)
Other	.1	.3
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6.3	(11.2)
Increase in prepaid expenses and other	(2.2)	(1.5)
Decrease in accounts payable	(7.4)	(.9)
Increase (decrease) in accrued liabilities	(.7)	2.7

Net cash provided by operating activities	82.4	18.9

INVESTING ACTIVITIES
Additions to property and equipment	(31.8)	(86.5)
Proceeds from disposition of assets	1.8	5.1
Sale of short-term investments	-	-	20.9
Acquisition of minority interest	-	-	(9.7)

Net cash used by investing activities	(30.0)	(70.2)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	52.7	62.6
Reduction of long-term borrowings	-	-	(74.9)
Cash dividends paid	(3.5)	(3.4)
Proceeds from exercise of stock options	4.9	5.3
Deferrred financing costs	(3.3)	(.1)

Net cash provided (used) by financing activities	50.8	(10.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103.2	(61.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106.6	144.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209.8	$ 82.6

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

       The financial data for the three month period ended March 31, 2001 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other independent accountants.

       Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2001. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three months ended March 31, 2001 and 2000, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000 (in millions):

	2001	2000

Weighted average common shares - basic	138.2	136.9

Potentially dilutive common shares
Restricted stock grants	.1	.2
Stock options	1.4	1.5

Weighted average common shares - diluted	139.7	138.6

Options to purchase 82,000 shares and 49,000 shares of common stock in the three month periods ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Long-term Debt

       In December 1999, the Company entered into a floating rate term loan agreement (the "Interim Construction Loan") with a major financial institution (the "Lender") to provide interim financing during the construction of the ENSCO 7500, the Company's new semisubmersible rig. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding at December 31, 2000 totaled $137.3 million. Interest on amounts borrowed under the Interim Construction Loan was payable semiannually at a variable rate based on the Lender's cost of funds plus .15% (6.78% at December 31, 2000). The Interim Construction Loan was guaranteed by the United States Maritime Administration ("MARAD").

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

Note 4 - Adoption of SFAS 133

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. Under SFAS 133, derivatives are recorded on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gains and losses resulting from changes in the value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to reduce its exposure to various market risks, primarily interest rate risk and foreign currency risk.

       The Company employs an interest rate risk management strategy that uses derivative instruments to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. The Company maintains a foreign currency risk management strategy that occasionally utilizes derivative instruments to reduce its exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates.

       The adoption of SFAS 133 had no impact on the Company's net income. However, in accordance with the provisions of SFAS 133, the Company recorded a one-time, non-cash transition adjustment to stockholders' equity and comprehensive income upon adoption of SFAS 133, as follows (in millions):

Recognition of outstanding derivative instruments at fair value	$ 3.8
Reclassification of unrealized losses on derivative instruments	7.4

Total transition adjustment	$ 11.2

       The $3.8 million transition adjustment resulted from the recognition of the fair value of the Company's outstanding treasury rate lock agreements to set the interest rate on $150 million of its pending 15-year bonds. The treasury rate lock agreements, which were designated and effective as cash flow hedges, were settled for $2.7 million on January 25, 2001, concurrent with the issuance of the Company's bonds. The $2.7 million unrealized loss is being reclassified from accumulated other comprehensive loss to earnings over the 15-year life of the bonds. The $1.1 million change in the fair value of the treasury rate lock agreements from January 1, 2001 to January 25, 2001 has been included in other comprehensive income (loss) for the three months ended March 31, 2001.

       The $7.4 million transition adjustment resulted from the reclassification of unrealized losses on derivative instruments previously reported as deferred finance costs and included in other assets on the consolidated balance sheet. The unrealized losses on derivative instruments are being reclassified from accumulated other comprehensive loss to earnings over the life of the associated debt.

       At March 31, 2001, the net unrealized losses on derivative instruments included in other comprehensive loss totaled $9.9 million, and the Company estimates that $900,000 of this amount will be reclassified into earnings during the next 12 months. Amounts reclassified are reported as a component of interest expense in the consolidated statement of income.

Note 5 - Comprehensive Income

       The components of the Company's comprehensive income for the three months ended March 31, 2001 and 2000, are as follows (in millions):

	2001	2000

Net income	$ 46.9	$ 3.1
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	(11.2)	-	-
Net change in fair value of derivative instruments	1.1	-	-
Reclassification of unrealized losses on derivative
instruments from other comprehensive income
(loss) into net income	.2	-	-

Net other comprehensive loss	(9.9)	-	-

Total comprehensive income	$ 37.0	$ 3.1

The components of accumulated other comprehensive loss included in the consolidated balance sheet at March 31, 2001 and December 31, 2000, are as follows (in millions):

	March 31,	December 31,
	2001	2000

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivative instruments	9.9	--

Total accumulated other comprehensive loss	$ 11.0	$ 1.1

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig. The Company's marine transportation segment owns a fleet of 28 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three months ended March 31, 2001 and 2000 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total
2001
Revenues	$180.5	$ 14.8	$ -	-	$195.3
Operating income (loss)	69.7	3.9		(.5)	73.1

2000
Revenues	$ 88.1	$ 8.1	$ -	-	$ 96.2
Operating income (loss)	6.8	(.5)		(.5)	5.8

Note 7 - Contingencies

       In September 2000, the Company was named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. The Company denies the plaintiffs' claims and has mounted a vigorous defense in opposition thereto.

       Recently, several defendant companies have announced pending settlements, however the specific terms and conditions of these settlements have not been disclosed. Most of the announced settlements are attributable to defendant companies with insurance coverage who elected to settle for amounts within their policy limits.

       Complex litigation such as this, by its very nature, has inherent risks. While the Company cannot provide any assurances as to the outcome of this lawsuit, and a definitive assessment of the outcome is made further difficult due to ongoing discovery which is still at a relatively early stage, the Company does not expect the outcome of this lawsuit to have a material adverse effect on its operations, financial condition or cash flow.

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

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices increased during 1999 and early 2000. The increased oil prices have been sustained throughout 2000 and the first quarter of 2001 primarily due to tightness in worldwide crude oil inventories. Higher oil prices have resulted in exploration and development spending increases by some oil companies. Although increases in drilling expenditures by the oil companies are expected during the remainder of 2001, the rate of such spending increases and the corresponding impact on the Company’s operations and financial results are uncertain.

       Improved oil prices and U.S. natural gas prices since the first quarter of 2000 have led to improved demand for drilling rigs and an increasing trend in day rates, particularly in North America and Europe.

    RESULTS OF OPERATIONS

       The Company's results for the first quarter of 2001 reflect an improvement in industry conditions from those experienced during 2000. The majority of the improvement in current year operating results as compared to the prior year is attributable to the Company's domestic drilling operations, which have experienced significant increases in day rates.

       The following analysis highlights the Company's operating results for the three months ended March 31, 2001 and 2000 (in millions):

	2001	2000
Operating Results
Revenues	$195.3	$ 96.2
Operating expenses, including general and administrative	93.3	66.9
Depreciation and amortization	28.9	23.5

Operating income	73.1	5.8
Other expense, net	5.8	.9
Provision for income taxes	20.4	1.8

Net income	$ 46.9	$ 3.1

Revenues
Contract drilling
Jackup rigs:
North America	$ 95.6	$ 51.7
Europe	29.9	3.2
Asia Pacific	20.3	17.1

Total jackup rigs	145.8	72.0
Semisubmersible rig - North America	12.5	-	-
Barge rigs - South America	12.4	11.0
Platform rigs - North America	9.8	5.1

Total contract drilling	180.5	88.1

Marine transportation
AHTS(1)	3.0	3.6
Supply	11.8	4.3
Mini-Supply	-	-	.2

Total marine transportation	14.8	8.1

Total	$195.3	$ 96.2

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 61.2	$ 23.8
Europe	13.4	(4.2)
Asia Pacific	8.8	5.3

Total jackup rigs	83.4	24.9
Semisubmersible rig - North America	8.2	-	-
Barge rigs - South America	4.9	5.1
Platform rigs - North America	3.7	1.5

Total contract drilling	100.2	31.5

Marine transportation
AHTS(1)	.9	1.0
Supply	4.6	-	-
Mini-Supply	-	-	(.1)

Total marine transportation	5.5	.9

Total	$105.7	$ 32.4

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three months ended March 31, 2001 and 2000:

	2001	2000
Contract Drilling
Rig utilization:
Jackup rigs:
North America	98%	99%
Europe	82%	14%
Asia Pacific	85%	69%

Total jackup rigs	92%	77%
Semisubmersible rig - North America	80%	--
Barge rigs - South America	33%	33%
Platform rigs - North America	57%	48%

Total	77%	65%

Average day rates:
Jackup rigs:
North America	$49,151	$26,045
Europe	50,903	34,538
Asia Pacific	37,847	35,761

Total jackup rigs	47,529	28,084
Semisubmersible rig - North America	179,561	--
Barge rigs - South America	45,282	39,341
Platform rigs - North America	26,590	21,316

Total	$47,736	$28,645

Marine Transportation
Fleet utilization:
AHTS*	57%	55%
Supply	81%	69%
Mini-Supply	--	23%

Total	77%	60%

Average day rates:
AHTS*	$11,607	$13,479
Supply	6,999	2,991
Mini-Supply	--	1,889

Total	$ 7,606	$ 4,522

* Anchor handling tug supply vessels.

       Discussions relative to each of the Company's operating segments and significant changes in operating results for the three months ended March 31, 2001 compared with the results of the corresponding prior year period are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at March 31, 2001 and 2000:
	2001	2000
Jackup rigs:
North America	22	22
Europe	8	8
Asia Pacific	7	7

Total jackup rigs	37	37
Semisubmersible rig - North America*	1	--
Barge rigs - South America	9	9
Platform rigs - North America	7	7

Total	54	53

*	The ENSCO 7500, the Company's newly constructed semisubmersible rig, commenced drilling operations in December 2000.

       First quarter 2001 revenues for the Company's contract drilling segment compared to the first quarter of 2000 increased by $92.4 million, or 105%, and operating margin increased by $68.7 million, or 218%. These increases are due primarily to higher average day rates, which increased 67% from the prior year quarter, and higher utilization, which increased to 77% in the first quarter of 2001 from 65% in the first quarter of 2000. Operating expenses for the contract drilling segment increased by $23.7 million, or 42%, from the prior year due primarily to higher utilization and increased personnel costs.

    North America Jackup Rigs

       Revenues for the first quarter of 2001 for the North America jackup rigs increased by $43.9 million, or 85%, and operating margin increased by $37.4 million, or 157%, as compared to the prior year first quarter. The increase in revenues and operating margin is due primarily to an 89% increase in average day rates as compared to the prior year quarter. Operating expenses increased by $6.5 million, or 23%, as compared to the prior year quarter due primarily to increases in personnel related costs.

    Europe Jackup Rigs

       First quarter 2001 revenues for the Europe jackup rigs increased by $26.7 million, or 834%, and operating margin increased by $17.6 million, or 419%, as compared to the prior year quarter. These increases are due primarily to an increase in utilization, to 82% in the current year quarter from 14% in the prior year quarter, and to a 47% increase in average day rates. Operating expenses for the Europe jackup rigs increased by $9.1 million, or 123%, from the prior year quarter due primarily to improved utilization.

    Asia Pacific Jackup Rigs

       First quarter 2001 revenues for the Asia Pacific jackup rigs increased by $3.2 million, or 19%, and operating margin increased by $3.5 million, or 66%, as compared to the prior year quarter. These increases are due primarily to an increase in utilization, to 85% in the current quarter from 69% in the prior year quarter, and to a 6% increase in average day rates. Operating expenses decreased by $300,000, or 3%, from the prior year quarter due primarily to lower rig mobilization costs incurred in the current year quarter, offset in part by increased costs resulting from improved utilization.

    North America Semisubmersible Rig

       The Company completed construction of the ENSCO 7500, a dynamically positioned semisubmersible rig, in the fourth quarter of 2000. The rig completed sea trials and commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three year contract.

       In the first quarter of 2001, ENSCO 7500 earned $12.5 million of revenue and contributed $8.2 million to the Company's operating margin while receiving an average day rate of approximately $180,000 per day.

    South America Barge Rigs

       First quarter 2001 revenues for the South America barge rigs increased by $1.4 million, or 13%, and operating margin decreased by $200,000, or 4%, as compared to the prior year quarter. The increase in revenue as compared to the prior year quarter is due primarily to a 15% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The slight decrease in operating margin is primarily attributable to higher operating expenses, which increased by $1.6 million, or 27%, from the prior year quarter. The increase is primarily due to higher personnel costs resulting from new collective contracts with the unions representing petroleum industry personnel in Venezuela.

    Platform Rigs

       First quarter 2001 revenues for the platform rigs increased by $4.7 million, or 92%, and operating margin increased by $2.2 million, or 147%, as compared to the prior year quarter. These increases are due primarily to a 25% increase in average day rates, and an increase in utilization to 57% in the current quarter from 48% in the prior year quarter. Operating expenses increased by $2.5 million, or 69%, as compared to the prior year quarter due primarily to higher utilization.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of March 31, 2001 and 2000:

	2001	2000
AHTS(1)	5	5
Supply	23	23
Mini-Supply(2)	--	2

Total(3)	28	30

(1)	Anchor handling tug supply vessels.
(2)	The Company sold one mini-supply vessel during the second quarter of 2000 and sold one mini-supply vessel during the fourth quarter of 2000.
(3)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       For the first quarter 2001, revenues for the Company's marine transportation segment increased by $6.7 million, or 83%, and operating margin increased by $4.6 million, or 511%, as compared to the prior year quarter. The increase in revenues and operating margin is due primarily to a 68% increase in average day rates, and an increase in utilization to 77% in the current quarter from 60% in the prior year quarter. Operating expenses increased by $2.1 million, or 29%, due primarily to higher utilization.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2001 increased by $5.4 million, or 23%, as compared to the prior year quarter. The increase is primarily attributable to depreciation associated with the Company's new semisubmersible rig placed in service in December 2000 and depreciation of a new harsh environment jackup rig placed in service in July 2000. In addition, depreciation was suspended on two of the Company's jackup rigs during the first quarter of 2000 while the rigs were in the shipyard undergoing major enhancements.

General and Administrative

       General and administrative expense for the first quarter of 2001 increased by $600,000, or 19%, as compared to the prior year quarter. The increase is primarily due to an increase in performance based compensation.

Other Income (Expense)

       Other income (expense) for the three months ended March 31, 2001 and 2000 was as follows (in millions):

	2001	2000

Interest income	$ 2.3	$ 2.0
Interest expense, net:
Interest expense	(8.6)	(7.3)
Capitalized interest	.3	4.3

	(8.3)	(3.0)
Other, net	.2	.1

	$ (5.8)	$ (.9)

       Interest income increased $300,000 in the first quarter of 2001 as compared to the prior year quarter due primarily to higher average invested cash balances. Interest expense increased $1.3 million as compared to the prior year quarter due primarily to higher average debt balances attributable to borrowings in connection with the construction of the ENSCO 7500, the Company's new semisubmersible rig. Capitalized interest decreased $4.0 million in the first quarter of 2001 as compared to the prior year quarter due to a decrease in the amount invested in construction projects, primarily the ENSCO 7500.

Provision for Income Taxes

       The provision for income taxes was $20.4 million, resulting in an effective rate of 30.3%, in the first quarter of 2001 compared to $1.8 million, resulting in an effective rate of 36.7%, in the prior year quarter. The $18.6 million increase in the income tax provision is attributable to the increased profitability of the Company. The decrease in the effective tax rate results from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the three months ended March 31, 2001 and 2000 are as follows (in millions):

	2001	2000

Cash flow from operations	$ 82.4	$ 18.9

Capital expenditures
New construction and acquisitions	$ 9.5	$ 63.1
Enhancements	14.7	21.3
Sustaining	7.6	2.1

	$ 31.8	$ 86.5

       Cash flow from operations increased by $63.5 million for the first quarter of 2001 as compared to the prior year quarter. The increase in cash flow from operations is primarily attributable to substantially improved operating margins.

       Management anticipates that capital expenditures for the full year 2001 will be approximately $165 million, including $100 million for enhancements, $45 million for sustaining operations and $20 million for new construction projects and acquisitions.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at March 31, 2001 and December 31, 2000 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2001	2000

Long-term debt	$ 474.9	$ 422.2
Total capital	1,844.9	1,751.1
Long-term debt to total capital	25.7%	24.1%

        In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers both an interim term loan ("Interim Construction Loan") during the construction period and 15-year bonds issued upon completion of construction. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding on December 31, 2000 totaled $137.3 million. On January 25, 2001 the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire the Interim Construction Loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds will be repaid in 30 semiannual installments of $6.3 million, beginning in June 2001 and ending in December 2015.

        The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of March 31, 2001, the full $185.0 million was undrawn and available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

        The Company's liquidity position at March 31, 2001 and December 31, 2000 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2001	2000

Cash and short-term investments	$ 209.8	$ 106.6
Working capital	286.9	171.6
Current ratio	3.9	2.5

        Based on the current financial condition of the Company, management believes cash flow from operations, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's anticipated short-term and long-term liquidity needs.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at March 31, 2001 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge foreign currency denominated transactions or firm commitments. At March 31, 2001, the Company had foreign currency exchange contracts outstanding to exchange U.S. dollars for Dutch guilders totaling $1.9 million. These outstanding foreign currency exchange contracts do not qualify for hedge accounting under SFAS 133 and changes in their fair value are recognized in earnings currently.

       The Company is exposed to credit risk relating to its receivables from customers, its cash and cash equivalents, and its use of derivative instruments in connection with the management of interest rate risk and foreign currency risk. The Company minimizes its credit risk relating to receivables from customers, which consist primarily of major and independent oil and gas producers as well as government-owned oil companies, by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and cash equivalents by maintaining such instruments in high-grade, short-term investments through a portfolio of major financial institutions, and by monitoring the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties.

       The Company utilizes derivative instruments and undertakes hedging activities in accordance with its established policies for the management of market risk. The Company does not use derivative instruments for trading or other speculative purposes. Management believes that the Company's use of derivative instruments and related hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other market rate or price risk.

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

       Improved oil prices and U.S. natural gas prices have increased demand for drilling rigs in domestic markets. The increases in domestic day rates and utilization experienced by the Company during the fourth quarter of 1999 have continued throughout 2000 and into 2001. The Company believes that improvements in day rates in domestic markets will generally continue during 2001.

       Demand for drilling rigs in international markets began increasing during 2000 and has continued to increase into 2001. Although improvement in international market day rates was modest in 2000, the rate of improvement in international market day rates has increased during 2001.

       In March 2001, the ENSCO 51 sustained extensive damage from a natural gas well fire while operating in the Gulf of Mexico. The rig, which was fully insured, is expected to be out of service for the remainder of the year undergoing repairs. The Company has also scheduled approximately 250 rig days of shipyard work for enhancements to certain other North America jackup rigs during the remainder of 2001. With the exception of the shipyard repair and enhancement work discussed above, the Company expects its North America jackup rig fleet to operate at full or near full utilization for the remainder of 2001. In the Europe region, the Company currently has two jackup rigs in the shipyard undergoing regulatory inspections and minor enhancements. The Company expects these two rigs to resume drilling operations in May 2001 and to remain fully utilized for the remainder of the year. The remaining six jackup rigs in the Europe region are currently operating and the Company expects these rigs to remain at full or near full utilization through 2001. All seven of the Company's jackup rigs in the Asia Pacific region are currently operating and the Company expects these rigs to remain at full or near full utilization for the remainder of 2001. The Company has six idle barge rigs in South America. In the Company's marine transportation segment, fleet utilization increased throughout 2000 and into the first quarter of 2001. The Company expects the utilization of the marine transportation fleet for the remainder of 2001 to exceed the levels experienced during the first quarter.

       This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans" and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) changes in the dates the Company's rigs being constructed or undergoing enhancement will enter service, (ix) renegotiation, nullification, or breach of contracts with customers or other parties, and (x) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       In September 2000, the Company was named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. The Company denies the plaintiffs' claims and has mounted a vigorous defense in opposition thereto.

       Recently, several defendant companies have announced pending settlements, however the specific terms and conditions of these settlements have not been disclosed. Most of the announced settlements are attributable to defendant companies with insurance coverage who elected to settle for amounts within their policy limits.

       Complex litigation such as this, by its very nature, has inherent risks. While the Company cannot provide any assurances as to the outcome of this lawsuit, and a definitive assessment of the outcome is made further difficult due to ongoing discovery which is still at a relatively early stage, the Company does not expect the outcome of this lawsuit to have a material adverse effect on its operations, financial condition or cash flow.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Filed with this Report

       Exhibit No.

         3.1   Bylaws of the Company, as amended, effective March 30, 2001.

       10.1   Bond Purchase Agreement of ENSCO Offshore Company dated January 22,
                 2001, concerning $190,000,000 of United States Government Guaranteed Ship
                 Financing Obligations.

       10.2   United States Government Guaranteed Ship Financing Bond issued by ENSCO
                 Offshore Company dated January 25, 2001.

       10.3   Supplement No.1, dated January 25, 2001, to the Trust indenture dated
                 December 15, 1999, between ENSCO Offshore Company and Bankers Trust
                 Company (which Trust Indenture was filed as Exhibit 10.9 to the Registrant's
                 Annual Report on Form 10-K for the year ended December 31, 1999).

       10.4    Ratification of Guaranty by ENSCO International Incorporated in favor of the
                  United States of America dated January 25, 2001 and associated Guaranty
                  Agreement by ENSCO International Incorporated in favor of the United States of
                  America dated December 15, 1999.

       15.1   Letter of Independent Accountants regarding Awareness of Incorporation by
                 Reference.

(b)   Reports on Form 8-K

The Company filed Reports on Form 8-K dated (i) January 11, 2001, with respect to restated earnings for the year ended December 31, 1999 and the first three quarters of 2000, (ii) February 20, 2001, with respect to the contractual status of the Company's offshore rig fleet as of February 15, 2001, and (iii) March 19, 2001, with respect to the contractual status of the Company's offshore rig fleet as of March 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: May 7, 2001	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer