Form 10-Q
period 2001-06-30
ENSCO INTERNATIONAL INC
filed 2001-08-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

There were 137,956,230 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 30, 2001.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation) as of June 30, 2001, the related consolidated statements of income for the three month and six month periods then ended, and the consolidated statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Dallas, Texas
July 12, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Three Months Ended
June 30,
2001	2000

OPERATING REVENUES	$215.5	$116.6

OPERATING EXPENSES
Operating costs	89.7	67.7
Depreciation and amortization	29.1	23.8
General and administrative	4.2	3.2

123.0	94.7

OPERATING INCOME	92.5	21.9

OTHER INCOME (EXPENSE)
Interest income	2.3	1.3
Interest expense, net	(8.5)	(1.9)
Other, net	-	-	.2

(6.2)	(.4)

INCOME BEFORE INCOME TAXES	86.3	21.5

PROVISION FOR INCOME TAXES
Current income taxes	16.8	3.6
Deferred income taxes	8.3	3.6

25.1	7.2

NET INCOME	$ 61.2	$ 14.3

EARNINGS PER SHARE
Basic	$ .4	4	$ .1	0
Diluted	.4	4.1	0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	138.5	137.5
Diluted	139.7	139.2

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2001			2000

OPERATING REVENUES	$410.8			$212.8

OPERATING EXPENSES
Operating costs	179.3			131.5
Depreciation and amortization	58.0			47.3
General and administrative	7.9			6.3

	245.2			185.1

OPERATING INCOME	165.6			27.7

OTHER INCOME (EXPENSE)
Interest income	4.6			3.3
Interest expense, net	(16.8)			(4.9)
Other, net		.2		.3

	(12.0)			(1.3)

INCOME BEFORE INCOME TAXES	153.6			26.4

PROVISION FOR INCOME TAXES
Current income taxes	30.3			3.6
Deferred income taxes	15.2			5.4

	45.5			9.0

NET INCOME	$108.1			$ 17.4

EARNINGS PER SHARE
Basic	$ .7	8	$ .1	3
Diluted	.7	7.1		3

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	138.4			137.2
Diluted	139.7			138.9

CASH DIVIDENDS PER SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

June 30,	December 31,
2001	2000
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 242.2	$ 106.6
Short-term investments	13.6	-	-
Accounts receivable, net	160.3	159.1
Prepaid expenses and other	30.0	23.0

Total current assets	446.1	288.7

PROPERTY AND EQUIPMENT, AT COST	2,318.6	2,269.0
Less accumulated depreciation	637.6	583.7

Property and equipment, net	1,681.0	1,685.3

OTHER ASSETS, NET	125.3	134.0

$2,252.4	$2,108.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 8.9	$ 13.2
Accrued liabilities	78.5	91.2
Current maturities of long-term debt	12.7	12.7

Total current liabilities	100.1	117.1

LONG-TERM DEBT	468.7	422.2

DEFERRED INCOME TAXES	245.5	230.3

OTHER LIABILITIES	10.2	9.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
157.8 million and 157.3 million shares issued	15.8	15.7
Additional paid-in capital	887.6	876.5
Retained earnings	697.6	596.6
Restricted stock (unearned compensation)	(5.9)	(4.9)
Accumulated other comprehensive loss	(10.1)	(1.1)
Treasury stock, at cost, 18.9 million and 18.8 million shares	(157.1)	(153.9)

Total stockholders' equity	1,427.9	1,328.9

$2,252.4	$2,108.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

Six Months Ended
June 30,
2001	2000
OPERATING ACTIVITIES
Net income	$108.1	$ 17.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	58.0	47.3
Deferred income tax provision	15.2	5.4
Tax benefit from stock compensation	2.6	3.4
Amortization of other assets	4.4	3.5
Net gain on asset dispositions	(1.3)	(.8)
Other	.5	.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(.5)	(28.2)
Increase in prepaid expenses and other assets	(11.1)	(2.6)
Increase (decrease) in accounts payable	(4.3)	1.6
Decrease in accrued liabilities	(5.4)	(.9)

Net cash provided by operating activities	166.2	46.6

INVESTING ACTIVITIES
Additions to property and equipment	(59.3)	(140.6)
Proceeds from disposition of assets	2.3	5.9
Sale (purchase) of short-term investments	(13.6)	20.9
Acquisition of minority interest	-	-	(9.7)

Net cash used by investing activities	(70.6)	(123.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	52.7	112.5
Reduction of long-term borrowings	(6.3)	(75.8)
Cash dividends paid	(6.9)	(6.9)
Proceeds from exercise of stock options	6.6	9.0
Deferred financing costs	(3.3)	(.1)
Repurchase of common stock	(2.4)	-	-
Other	(.4)	(.6 )

Net cash provided by financing activities	40.0	38.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135.6	(38.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106.6	144.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$242.2	$105.6

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

       The financial data for the three and six month periods ended June 30, 2001 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other independent accountants.

       Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2001. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three and six month periods ended June 30, 2001 and 2000, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and 2000 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Weighted average common shares - basic	138.5	137.5	138.4	137.2
Potentially dilutive common shares
Restricted stock grants	.1	.2	.1	.2
Stock options	1.1	1.5	1.2	1.5

Weighted average common shares - diluted	139.7	139.2	139.7	138.9

Options to purchase 2.2 million shares and 71,000 shares of common stock in the second quarters of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 171,000 shares and 81,000 shares of common stock in the six month periods ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Long-term Debt

       In December 1999, the Company entered into a floating rate term loan agreement (the "Interim Construction Loan") with a major financial institution (the "Lender") to provide interim financing during the construction of the ENSCO 7500, the Company's new semisubmersible rig. The Company began borrowing under the Interim Construction Loan in March 2000, and the balance outstanding at December 31, 2000 totaled $137.3 million. Interest on amounts borrowed under the Interim Construction Loan was payable semiannually at a variable rate based on the Lender's cost of funds plus .15% (6.78% at December 31, 2000). The Interim Construction Loan was guaranteed by the United States Maritime Administration ("MARAD").

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. Net proceeds from the bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of the $137.3 million Interim Construction Loan.

Note 4 - Derivative Financial Instruments

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. The Company uses derivative financial instruments ("derivatives"), on a limited basis, to reduce its exposure to various market risks, primarily interest rate risk and foreign currency risk. The Company employs an interest rate risk management strategy that uses derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. The Company maintains a foreign currency risk management strategy that occasionally utilizes derivatives to reduce its exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. The Company does not use derivatives for trading or other speculative purposes.

       All derivatives are recorded on the Company's consolidated balance sheet at fair value and are generally reported in other current assets or accrued current liabilities. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Derivatives qualify for hedge accounting when they are formally designated as hedges at inception of the associated derivative contract and they are effective in reducing the risk exposure that they are designated to hedge. The Company's assessment for hedge effectiveness is formally documented at hedge inception and the Company reviews hedge effectiveness throughout the designated hedge period on at least a quarterly basis. Changes in the fair value of derivatives that are designated as hedges of the fair value of recognized assets or liabilities or unrecognized firm commitments ("fair value hedges") are recorded in earnings currently. Changes in the fair value of derivatives that are designated as hedges of the variability in expected future cash flows associated with existing recognized assets or liabilities or forecasted transactions ("cash flow hedges") are recorded in the accumulated other comprehensive loss section of stockholders' equity. Amounts recorded in accumulated other comprehensive loss associated with cash flow hedges are subsequently reclassified into earnings as earnings are affected by the underlying hedged forecasted transaction.

       The Company occasionally enters into derivatives that economically hedge certain risks, but the Company does not designate such derivatives as hedges or the derivatives otherwise do not qualify for hedge accounting under SFAS 133. In these situations there generally exists a natural hedging relationship where changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Changes in the fair value of these derivatives are recognized in earnings currently.

       The adoption of SFAS 133 had no impact on the Company's net income. However, in accordance with the provisions of SFAS 133, the Company recorded a one-time, non-cash transition adjustment to comprehensive income and the accumulated other comprehensive loss section of stockholders' equity effective January 1, 2001, as follows (in millions):

Recognition of outstanding derivative instruments at fair value	$ 3.8
Reclassification of unrealized losses on derivative instruments	7.4

Total transition adjustment	$ 11.2

       The $3.8 million transition adjustment resulted from the recognition of the fair value of the Company's outstanding treasury rate lock agreements to set the interest rate on $150 million of its pending 15-year bonds. The treasury rate lock agreements, which were designated and effective as cash flow hedges, were settled for $2.7 million on January 25, 2001, concurrent with the issuance of the Company's bonds. The $2.7 million unrealized loss is being reclassified from accumulated other comprehensive loss to interest expense over the 15-year life of the bonds. The $1.1 million change in the fair value of the treasury rate lock agreements from January 1, 2001 to January 25, 2001 has been included in other comprehensive income (loss) for the six months ended June 30, 2001.

       The $7.4 million transition adjustment resulted from the reclassification of unrealized losses on derivatives previously reported as deferred finance costs and included in other assets on the consolidated balance sheet. These unrealized losses are being reclassified from accumulated other comprehensive loss to interest expense over the life of the associated debt.

       Accumulated other comprehensive loss at June 30, 2001, also includes $700,000 of unrealized gains resulting from the increase in fair value of various qualifying foreign currency cash flow hedges. These unrealized gains will be reclassified to operating expenses over periods corresponding to the associated hedged forecasted transactions, which range from July 2001 to March 2002.

       The estimated amount of unrealized gains and losses on derivatives included in accumulated other comprehensive loss at June 30, 2001 that will be reclassified into earnings during the next 12 months, is as follows:

Unrealized losses reclassified to interest expense	$.9
Unrealized gains reclassified to operating expenses	(.7)

Net unrealized loss reclassified to earnings	$.2

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three and six month periods ended June 30, 2001 and 2000, are as follows (in millions):

Three Months Ended	Six Months Ended
2001	2000	2001	2000

Net income	$61.2	$14.3	$108.1	$17.4
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	-	-	-	-	(11.2)	-	-
Net change in fair value of derivatives	0.7	-	-	1.8	-	-
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	0.2	-	-	0.4	-	-

Net other comprehensive income (loss)	0.9	-	-	(9.0)	-	-

Total comprehensive income	$62.1	$14.3	$ 99.1	$17.4

The components of the accumulated other comprehensive loss section of stockholders' equity at June 30, 2001 and December 31, 2000, are as follows (in millions):

	June 30,	December 31,
	2001	2000

Cumulative translation adjustment	$ 1.1	$1.1
Net unrealized losses on derivatives	9.0	-	-

Total accumulated other comprehensive loss	$10.1	$1.1

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 54 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, seven platform rigs and one semisubmersible rig. The Company's marine transportation segment owns a fleet of 28 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and six month periods ended June 30, 2001 and 2000 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total

Three Months Ended June 30,
2001
Revenues	$197.8	$ 17.7	$ -	-	$215.5
Operating income (loss)	86.9	6.2		(.6)	92.5

2000
Revenues	$109.1	$ 7.5	$ -	-	$116.6
Operating income (loss)	23.2	(.8)		(.5)	21.9

Six Months Ended June 30,
2001
Revenues	$378.3	$ 32.5	$ -	-	$410.8
Operating income (loss)	156.6	10.1	(1.1)		165.6

2000
Revenues	$197.2	$ 15.6	$ -	-	$212.8
Operating income (loss)	30.0	(1.3)	(1.0)		27.7

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

Note 8 - New Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

       SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements.

       SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements.

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

       U.S. natural gas prices increased significantly during 2000 and early 2001, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates in domestic markets. Recently, U.S. natural gas prices have declined and current day rates in domestic markets have decreased from levels earlier in the year, although utilization in domestic markets remains strong.

       Oil prices increased during 1999 and early 2000 due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. The higher oil prices were sustained throughout 2000 and the first half of 2001 due primarily to further announced cutbacks in OPEC production. Offshore drilling activity in international markets has increased during 2001 as a result of the higher oil prices and increased exploration and development spending by the international oil companies. Demand and day rates for offshore drilling rigs in international markets have strengthened during 2001, particularly in Europe and Asia Pacific, and international market day rates are expected to continue to increase throughout the remainder of the year.

RESULTS OF OPERATIONS

        The Company's results for the three and six month periods ended June 30, 2001 reflect an improvement in industry conditions from those experienced during 2000. The majority of the improvement in current year operating results as compared to the prior year is attributable to the Company's domestic drilling operations, which have experienced significant increases in day rates.

       The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and six month periods ended June 30, 2001 and 2000 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Operating Results
Revenues	$215.5	$116.6	$410.8	$212.8
Operating expenses, including general and administrative	93.9	70.9	187.2	137.8
Depreciation and amortization	29.1	23.8	58.0	47.3

Operating income	92.5	21.9	165.6	27.7
Other expense, net	6.2	.4	12.0	1.3
Provision for income taxes	25.1	7.2	45.5	9.0

Net income	$ 61.2	$ 14.3	$108.1	$ 17.4

Revenues
Contract drilling
Jackup rigs:
North America	$ 93.5	$ 59.1	$189.1	$110.8
Europe	40.6	15.9	70.5	19.1
Asia Pacific	25.0	14.0	45.3	31.1

Total jackup rigs	159.1	89.0	304.9	161.0
Semisubmersible rig - North America	16.0	-	-	28.5	-	-
Barge rigs - South America	12.9	10.9	25.3	21.9
Platform rigs - North America	9.8	9.2	19.6	14.3

Total contract drilling	197.8	109.1	378.3	197.2

Marine transportation
AHTS(1)	3.8	3.0	6.8	6.6
Supply	13.9	4.5	25.7	8.8
Mini-Supply	-	-	-	-	-	-	.2

Total marine transportation	17.7	7.5	32.5	15.6

Total	$215.5	$116.6	$410.8	$212.8

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 61.2	$ 28.4	$122.4	$ 52.2
Europe	23.0	4.6	36.4	.4
Asia Pacific	13.0	6.7	21.8	12.0

Total jackup rigs	97.2	39.7	180.6	64.6
Semisubmersible rig - North America	11.7	-	-	19.9	-	-
Barge rigs - South America	5.3	5.5	10.2	10.6
Platform rigs - North America	3.5	3.2	7.2	4.7

Total contract drilling	117.7	48.4	217.9	79.9

Marine transportation
AHTS(1)	1.4	.8	2.3	1.8
Supply	6.7	(.3)	11.3	(.3)
Mini-Supply	--	--	--	(.1)

Total marine transportation	8.1	.5	13.6	1.4

Total	$125.8	$ 48.9	$231.5	$ 81.3

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and six month periods ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Contract Drilling
Rig utilization:
Jackup rigs:
North America	90%	99%	94%	99%
Europe	87%	67%	84%	41%
Asia Pacific	100%	55%	93%	62%

Total jackup rigs	91%	84%	91%	80%
Semisubmersible rig - North America	98%	--	89%	--
Barge rigs - South America	33%	33%	33%	33%
Platform rigs - North America	57%	69%	57%	59%

Total	77%	73%	77%	69%

Average day rates:
Jackup rigs:
North America	$ 53,061	$29,775	$ 51,004	$27,901
Europe	65,348	35,844	58,270	35,610
Asia Pacific	39,170	40,908	38,574	37,987

Total jackup rigs	52,611	32,120	50,049	30,182
Semisubmersible rig - North America	179,911	--	179,760	--
Barge rigs - South America	44,286	39,797	44,780	39,569
Platform rigs - North America	26,673	22,088	26,632	21,796

Total	$ 52,507	$31,711	$ 50,116	$30,261

Marine Transportation
Fleet utilization:
AHTS*	67%	50%	62%	53%
Supply	87%	70%	84%	69%
Mini-Supply	--	--	--	16%

Total	84%	63%	80%	61%

Average day rates:
AHTS*	$ 12,369	$13,081	$ 12,022	$13,298
Supply	7,608	3,078	7,316	3,035
Mini-Supply	--	--	--	1,889

Total	$ 8,291	$ 4,414	$ 7,965	$ 4,469

* Anchor handling tug supply vessels.

       Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and six month periods ended June 30, 2001 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at June 30, 2001 and 2000:

	2001	2000
Jackup rigs:
North America	22	22
Europe	8	8
Asia Pacific	7	7

Total jackup rigs	37	37
Semisubmersible rig - North America*	1	--
Barge rigs - South America	9	9
Platform rigs - North America	7	7

Total	54	53

*	The ENSCO 7500, the Company's newly constructed semisubmersible rig, commenced drilling operations in December 2000.

       Second quarter 2001 revenues for the Company's contract drilling segment compared to the second quarter of 2000 increased by $88.7 million, or 81%, and operating margin increased by $69.3 million, or 143%. These increases are primarily attributable to higher average day rates, which increased 66% from the prior year quarter, and improved utilization, which increased to 77% in the second quarter of 2001 from 73% in the second quarter of 2000. Operating expenses for the contract drilling segment increased by $19.4 million, or 32%, from the prior year quarter due primarily to increased utilization and higher personnel related costs.

       For the six months ended June 30, 2001, revenues for the Company's contract drilling segment increased $181.1 million, or 92%, and operating margin increased $138.0 million, or 173%, from the prior year period. These increases are primarily due to higher average day rates, which increased 66% from the prior year period, and higher utilization, which increased to 77% in the current year period as compared to 69% in the year earlier period. Operating expenses for the contract drilling segment increased by $43.1 million, or 37%, from the prior year period due primarily to increased utilization and higher personnel related costs.

    North America Jackup Rigs

       For the second quarter of 2001, revenues for the Company's North America jackup rigs increased by $34.4 million, or 58%, and the operating margin increased by $32.8 million, or 115%, from the prior year quarter. The increase in revenues and operating margin is primarily attributable to a 78% increase in average day rates. Operating expenses increased by $1.6 million, or 5%, from the prior year quarter primarily due to increased personnel related costs.

       For the six months ended June 30, 2001, revenues for the Company's North America jackup rigs increased by $78.3 million, or 71%, and the operating margin increased by $70.2 million, or 134%, from the prior year period. These increases are primarily due to an 83% improvement in average day rates. Operating expenses increased by $8.1 million, or 14%, from the prior year period due primarily to higher personnel related costs.

    Europe Jackup Rigs

       Second quarter 2001 revenues for the Europe jackup rigs increased $24.7 million, or 155%, and the operating margin increased by $18.4 million, or 400%, from the prior year quarter. These increases are primarily due to higher average day rates, which increased 82% from the prior year quarter, and higher utilization, which increased to 87% in the current year quarter from 67% in the year earlier quarter. Operating expenses increased by $6.3 million, or 56%, from the prior year quarter due primarily to improved utilization.

       For the six months ended June 30, 2001, revenues for the Europe jackup rigs increased by $51.4 million, or 269%, and the operating margin increased by $36.0 million from the prior year period. The increase in revenues and operating margin is primarily attributable to a 64% increase in average day rates and to an increase in utilization to 84% in the current year period from 41% in the prior year period. Operating expenses increased by $15.4 million, or 82%, from the prior year period due primarily to higher utilization.

    Asia Pacific Jackup Rigs

       Second quarter 2001 revenues for the Asia Pacific jackup rigs increased by $11.0 million, or 79%, and operating margin increased by $6.3 million, or 94%, from the prior year quarter. The increase in revenues and operating margin is primarily attributable to an increase in utilization, to 100% in the current year quarter from 55% in the prior year quarter. Operating expenses increased by $4.7 million, or 64%, in the current year quarter due primarily to increased utilization and a favorable resolution of personnel tax liabilities that resulted in a $2.5 million reduction in operating expenses in the prior year quarter.

       For the six months ended June 30, 2001, revenues for the Asia Pacific jackup rigs increased by $14.2 million, or 46%, and the operating margin increased by $9.8 million, or 82%, from the prior year period. These increases are due primarily to an increase in utilization, to 93% in the current year period from 62% in the prior year period. Operating expenses increased by $4.4 million, or 23%, in the current year period primarily due to higher utilization and a favorable resolution of personnel tax liabilities that resulted in a $2.5 million reduction in operating expenses in the prior year period.

    North America Semisubmersible Rig

       The Company completed construction of the ENSCO 7500, a dynamically positioned semisubmersible rig, in the fourth quarter of 2000. The rig completed sea trials and commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three year contract.

       In the second quarter of 2001, ENSCO 7500 earned $16.0 million of revenue and contributed $11.7 million to the Company's operating margin while receiving an average day rate of approximately $180,000 per day. For the six months ended June 30, 2001, ENSCO 7500 earned $28.5 million of revenue and contributed $19.9 million to the Company's operating margin.

    South America Barge Rigs

       Second quarter 2001 revenues for the South America barge rigs increased by $2.0 million, or 18%, and operating margin decreased by $200,000, or 4%, from the prior year quarter. The increase in revenues as compared to the prior year quarter is due primarily to an 11% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The slight decrease in operating margin is primarily attributable to higher operating expenses, which increased by $2.2 million, or 41%, from the prior year quarter. The increase in operating expenses is primarily due to higher personnel costs resulting from new collective contracts with the unions representing petroleum industry personnel in Venezuela.

       For the six months ended June 30, 2001, revenues for the South America barge rigs increased by $3.4 million, or 16%, and operating margin decreased by $400,000, or 4%, from the prior year period. The increase in revenue as compared to the prior year period is due primarily to a 13% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The slight decrease in operating margin is primarily attributable to higher operating expenses, which increased by $3.8 million, or 34%, from the prior year period. The increase in operating expenses is primarily due to higher personnel costs resulting from new collective contracts with the unions representing petroleum industry personnel in Venezuela.

    Platform Rigs

       Second quarter 2001 revenues for the platform rigs increased by $600,000, or 7%, and operating margin increased by $300,000, or 9%, as compared to the prior year quarter. The increase in revenues and operating margin is primarily due to a 21% increase in average day rates. Operating expenses increased by $300,000, or 5%, from the prior year quarter primarily due to an increase in personnel related costs.

       For the six months ended June 30, 2001, revenues for the platform rigs increased by $5.3 million, or 37%, and operating margin increased by $2.5 million, or 53%, from the prior year period. These increases are due primarily to a 22% increase in average day rates. Operating expenses for platform rigs increased by $2.8 million, or 29%, from the prior period due primarily to higher personnel related costs.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of June 30, 2001 and 2000:

	2001	2000
AHTS(1)	5	5
Supply	23	23
Mini-Supply(2)	--	1

Total(3)	28	29

(1)	Anchor handling tug supply vessels.
(2)	The Company sold one mini-supply vessel during the fourth quarter of 2000.
(3)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       Second quarter 2001 revenues for the Company's marine transportation segment increased by $10.2 million, or 136%, and operating margin increased by $7.6 million from the prior year quarter. The increase in revenues and operating margin is primarily attributable to higher average day rates, which increased 88% from the prior year quarter, and higher utilization, which improved to 84% in the current year quarter from 63% in the year earlier quarter. Operating expenses increased by $2.6 million, or 37%, from the prior year quarter due primarily to improved utilization.

       For the six months ended June 30, 2001, revenues for the Company's marine transportation segment increased by $16.9 million, or 108%, and operating margin increased by $12.2 million, or 871%, from the prior year period. These increases are primarily due to higher average day rates, which increased 78% from the prior year period, and higher utilization, which increased to 80% in the current year period from 61% in the year earlier period. Operating expenses increased by $4.7 million, or 33%, from the prior year period due primarily to increased utilization.

Depreciation and Amortization

       Depreciation and amortization expense for the second quarter and six months ended June 30, 2001 increased by $5.3 million, or 22%, and $10.7 million, or 23%, respectively, as compared to the year earlier periods. The increase is primarily attributable to depreciation associated with the Company's new semisubmersible rig, the ENSCO 7500, placed in service in December 2000 and depreciation of a new harsh environment jackup rig, the ENSCO 101, placed in service in July 2000.

General and Administrative

       General and administrative expense for the second quarter and six months ended June 30, 2001 increased by $1.0 million, or 31%, and by $1.6 million, or 25%, respectively, as compared to the prior year periods. The increase is primarily due to increases in performance based compensation and professional fees.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 2001 and 2000 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Interest income	$ 2.3	$ 1.3	$ 4.6	$ 3.3
Interest expense, net:
Interest expense	(8.9)	(7.1)	(17.5)	(14.4)
Capitalized interest	.4	5.2	.7	9.5

	(8.5)	(1.9)	(16.8)	(4.9)
Other, net	--	.2	.2	.3

	$(6.2)	$ (.4)	$(12.0)	$ (1.3)

       Interest income increased for the second quarter and six months ended June 30, 2001 as compared to the prior year periods due primarily to higher average invested cash balances. Interest expense increased as compared to the prior year periods due primarily to higher average debt balances attributable to borrowings in connection with the construction of the ENSCO 7500, the Company's new semisubmersible rig. Capitalized interest decreased as compared to the prior year periods due to a decrease in the amount invested in construction projects, primarily the ENSCO 7500 and the ENSCO 101.

Provision for Income Taxes

       The provision for income taxes for the second quarter and six months ended June 30, 2001 increased by $17.9 million and $36.5 million, respectively, as compared to the prior year periods. The increase in income taxes is attributable to the increased profitability of the Company, partially offset by a decrease in the effective tax rate, which decreased to 29.1% and 29.6%, respectively, for the current year three and six month periods from 33.5% and 34.1%, respectively, for the year earlier three and six month periods. The decrease in the effective tax rate results from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the six months ended June 30, 2001 and 2000 were as follows (in millions):

	2001	2000

Cash flow from operations	$166.2	$ 46.6

Capital expenditures
New construction and acquisitions	$ 14.5	$ 95.9
Enhancements	33.2	36.9
Sustaining	11.6	7.8

	$ 59.3	$140.6

       Cash flow from operations increased by $119.6 million for the six months ended June 30, 2001 as compared to the prior year period due primarily to substantially improved operating margins.

       Management anticipates that capital expenditures for the full year 2001 will be approximately $145 million, including $90 million for enhancements, $35 million for sustaining operations and $20 million for new construction projects and acquisitions.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at June 30, 2001 and December 31, 2000 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2001	2000

Long-term debt	$ 468.7	$ 422.2
Total capital	1,896.6	1,751.1
Long-term debt to total capital	24.7%	24.1%

        In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's new semisubmersible rig. The MARAD guarantee covers both an interim term loan ("Interim Construction Loan") during the construction period and 15-year bonds issued upon completion of construction. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding on December 31, 2000 totaled $137.3 million. On January 25, 2001 the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire the Interim Construction Loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds are being repaid in 30 semiannual installments of $6.3 million, which commenced in June 2001 and will end in December 2015.

        The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of June 30, 2001, the full $185.0 million was undrawn and available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

        The Company’s liquidity position at June 30, 2001 and December 31, 2000 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2001	2000

Cash and short-term investments	$255.8	$106.6
Working capital	346.0	171.6
Current ratio	4.5	2.5

        Based on the current financial condition of the Company, management believes cash flow from operations, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's anticipated short-term and long-term liquidity needs.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at June 30, 2001 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions or firm commitments. At June 30, 2001, the Company had foreign currency exchange contracts outstanding to exchange $18.4 million U.S. dollars for Great Britain pounds. An unrealized gain of $700,000 on these contracts is included in the other comprehensive loss section of stockholders' equity at June 30, 2001.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent levels of investment in drilling activity by the oil companies are sustained is not determinable at this time.

       Higher oil prices during the past two years and higher U.S. natural gas prices during the past year have resulted in strong demand for offshore drilling rigs in domestic markets and the Company's domestic day rates have increased continuously throughout 2000 and the first half of 2001. However, U.S. natural gas prices have declined in recent months and although domestic utilization remains strong, the Company has recently experienced some decrease in domestic day rates. The Company expects activity in domestic markets for the remainder of 2001 to decline slightly from the levels experienced in late 2000 and early 2001, which could result in a softening of domestic day rates in the near-term.

       Demand for offshore drilling rigs in international markets has been increasing since early 2000. After modest improvements in 2000, international market day rates have increased significantly during 2001, particularly in Europe. The Company expects continuing strong demand and increasing day rates in international markets for the remainder of 2001, provided oil prices do not decline materially from current levels.

       In March 2001, the ENSCO 51 sustained extensive damage from a natural gas well fire while operating in the Gulf of Mexico. The rig, which was fully insured, is expected to be out of service for the remainder of the year undergoing repairs. The Company has also scheduled approximately 200 rig days of shipyard work for enhancements to certain other North America jackup rigs during the remainder of 2001. With the exception of the shipyard repair and enhancement work discussed above, the Company expects its North America jackup rig fleet to operate at full or near full utilization for the remainder of 2001. All eight jackup rigs in the Europe region and all seven jackup rigs in the Asia Pacific region are currently operating and the Company expects these rigs to remain at full or near full utilization during the remainder of 2001. In the South America region, three barge rigs continue operating in Venezuela under long-term contracts, a fourth barge rig is operating in Trinidad and expected to continue operating through the remainder of 2001, and the Company's remaining five barge rigs are idle. In the Company's marine transportation segment, fleet utilization has increased throughout 2000 and the first half of 2001. The Company expects the utilization of the marine transportation fleet for the remainder of 2001 to equal or exceed the levels experienced during the second quarter of 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

       SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements.

       SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

       On May 15, 2001, the Company held an annual meeting of stockholders to consider a proposal to elect three Class III Directors. A description of the proposal is contained in the Company's proxy statement dated March 26, 2001 relating to the 2001 annual meeting of stockholders.

       There were 138,790,892 shares of the Company's common stock entitled to vote at the annual meeting based on the March 23, 2001 record date, of which 124,808,647 shares, or approximately 90%, were present in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

       With respect to the proposal listed above, the voting was as follows:

	Votes for	Votes Withheld
David M. Carmichael	124,614,560	194,087
Thomas L. Kelly II	124,615,260	193,387
Daniel W. Rabun	124,613,810	194,837

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Filed with this Report

       Exhibit No.

       15.1   Letter of Independent Accountants regarding Awareness of Incorporation by
                 Reference

(b)   Reports on Form 8-K

       The Company filed Reports on Form 8-K on (i) April 4, 2001, with respect to a change in the Company's Certifying Accountant, (ii) April 18, 2001, with respect to the contractual status of the Company's offshore rig fleet as of April 17, 2001, (iii) May 17, 2001, with respect to the contractual status of the Company's offshore rig fleet as of March 15, 2001, and (iv) June 15, 2001, with respect to the contractual status of the Company's offshore rig fleet as of June 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 31, 2001	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer