Form 10-Q
period 2001-09-30
ENSCO INTERNATIONAL INC
filed 2001-11-13
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 134,622,481 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 8, 2001.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation) as of September 30, 2001, the related consolidated statements of income for the three month and nine month periods then ended, and the consolidated statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Arthur Andersen LLP

Dallas, Texas
October 12, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Three Months Ended
September 30,
2001	2000

OPERATING REVENUES	$227.5	$149.8

OPERATING EXPENSES
Operating costs	90.9	81.0
Depreciation and amortization	28.6	25.2
General and administrative	4.0	3.3

123.5	109.5

OPERATING INCOME	104.0	40.3

OTHER INCOME (EXPENSE)
Interest income	2.0	1.7
Interest expense, net	(8.2)	(4.0)
Other, net	(1.2)	.2

(7.4)	(2.1)

INCOME BEFORE INCOME TAXES	96.6	38.2

PROVISION FOR INCOME TAXES
Current income taxes	11.5	7.9
Deferred income taxes	15.8	5.0

27.3	12.9

NET INCOME	$ 69.3	$ 25.3

EARNINGS PER SHARE
Basic	$ .5	1	$ .1	8
Diluted	.5	1.1	8

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	136.5	137.8
Diluted	137.1	139.5

CASH DIVIDENDS PER COMMON SHARE	$ .0	25	$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Nine Months Ended
September 30,
2001	2000

OPERATING REVENUES	$638.3	$362.6

OPERATING EXPENSES
Operating costs	270.2	212.5
Depreciation and amortization	86.6	72.5
General and administrative	11.9	9.6

368.7	294.6

OPERATING INCOME	269.6	68.0

OTHER INCOME (EXPENSE)
Interest income	6.6	5.0
Interest expense, net	(25.0)	(8.9)
Other, net	(1.0)	.5

(19.4)	(3.4)

INCOME BEFORE INCOME TAXES	250.2	64.6

PROVISION FOR INCOME TAXES
Current income tax	41.8	11.5
Deferred income tax	31.0	10.4

72.8	21.9

NET INCOME	$177.4	$ 42.7

EARNINGS PER SHARE
Basic	$ 1.2	9	$ .3	1
Diluted	1.2	8.3	1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.8	137.4
Diluted	138.9	139.1

CASH DIVIDENDS PER COMMON SHARE	$ .0	75	$ .0	75

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 215.4	$ 106.6
Short-term investments	43.0	--
Accounts receivable, net	178.5	159.1
Prepaid expenses and other	30.1	23.0

Total current assets	467.0	288.7

PROPERTY AND EQUIPMENT, AT COST	2,366.2	2,269.0
Less accumulated depreciation	664.7	583.7

Property and equipment, net	1,701.5	1,685.3

OTHER ASSETS, NET	123.7	134.0

	$2,292.2	$2,108.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 8.9	$ 13.2
Accrued liabilities	109.2	91.2
Current maturities of long-term debt	12.7	12.7

Total current liabilities	130.8	117.1

LONG-TERM DEBT	468.7	422.2

DEFERRED INCOME TAXES	261.3	230.3

OTHER LIABILITIES	10.4	9.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
157.8 million and 157.3 million shares issued	15.8	15.7
Additional paid-in capital	888.0	876.5
Retained earnings	763.6	596.6
Restricted stock (unearned compensation)	(5.7)	(4.9)
Accumulated other comprehensive loss	(9.6)	(1.1)
Treasury stock, at cost, 22.6 million and 18.8 million shares	(231.1)	(153.9)

Total stockholders' equity	1,421.0	1,328.9

	$2,292.2	$2,108.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2001	2000

OPERATING ACTIVITIES
Net income	$177.4	$ 42.7
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	86.6	72.5
Deferred income tax provision	31.0	10.4
Tax benefit from stock compensation	2.7	5.1
Amortization of other assets	7.1	5.1
Net gain on asset dispositions	(1.3)	(.9)
Other	1.4	.8
Changes in operating assets and liabilities:
Increase in accounts receivable	(18.3)	(55.5)
Increase in prepaid expenses and other assets	(13.0)	(7.6)
Increase (decrease) in accounts payable	(4.3)	2.2
Increase in accrued liabilities	18.2	7.2

Net cash provided by operating activities	287.5	82.0

INVESTING ACTIVITIES
Additions to property and equipment	(101.0)	(182.9)
Proceeds from disposition of assets	2.5	7.6
Sale (purchase) of short-term investments	(43.0)	20.9
Acquisition of minority interest	--	(9.7)

Net cash used by investing activities	(141.5)	(164.1)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	52.7	112.5
Reduction of long-term borrowings	(6.3)	(77.4)
Repurchase of common stock	(76.3)	--
Cash dividends paid	(10.3)	(10.4)
Proceeds from exercise of stock options	6.8	17.0
Deferred financing costs	(3.3)	--
Other	(.5)	(.8)

Net cash provided (used) by financing activities	(37.2)	40.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108.8	(41.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106.6	144.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215.4	$103.2

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

     The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted within the United States, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles generally accepted within the United States.

     The financial data for the three and nine month periods ended September 30, 2001 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other independent accountants.

     Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2001. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

     For the three and nine months ended September 30, 2001 and 2000, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Weighted average common shares-basic	136.5	137.8	137.8	137.4

Potentially dilutive common shares:
Restricted stock grants	--	.2	.1	.2
Stock options	.6	1.5	1.0	1.5

Weighted average common shares-diluted	137.1	139.5	138.9	139.1

Options to purchase 3.3 million and 4.8 million shares of common stock in the third quarters of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 2.2 million and 71,000 shares of common stock in the nine month periods ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Contract Termination

       In September 2001, the Company was notified by Chevron Global Technology Services Company that it was terminating its long-term contract related to a barge rig operating in Venezuela. As a result of the early termination of the contract, the Company received a lump sum payment of $15.3 million, all of which was recognized as revenue in the third quarter of 2001.

Note 4 - Long-term Debt

       In December 1999, the Company entered into a floating rate term loan agreement (the "Interim Construction Loan") with a major financial institution (the "Lender") to provide interim financing during the construction of the ENSCO 7500, the Company's semisubmersible rig. The Company began borrowing under the Interim Construction Loan in March 2000, and the balance outstanding at December 31, 2000 totaled $137.3 million. Interest on amounts borrowed under the Interim Construction Loan was payable semiannually at a variable rate based on the Lender's cost of funds plus .15% (6.78% at December 31, 2000). The Interim Construction Loan was guaranteed by the United States Maritime Administration ("MARAD").

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

Note 5 - Derivative Financial Instruments

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

       The $3.8 million transition adjustment resulted from the recognition of the fair value of the Company's outstanding treasury rate lock agreements to set the interest rate on $150 million of its pending 15-year bonds. The treasury rate lock agreements, which were designated and effective as cash flow hedges, were settled for $2.7 million on January 25, 2001, concurrent with the issuance of the Company's bonds. The $2.7 million unrealized loss is being reclassified from accumulated other comprehensive loss to interest expense over the 15-year life of the bonds. The $1.1 million change in the fair value of the treasury rate lock agreements from January 1, 2001 to January 25, 2001 has been included in other comprehensive income (loss) for the nine months ended September 30, 2001.

       The $7.4 million transition adjustment resulted from the reclassification of unrealized losses on derivatives previously reported as deferred finance costs and included in other assets on the consolidated balance sheet. These unrealized losses are being reclassified from accumulated other comprehensive loss to interest expense over the life of the associated debt.

       Accumulated other comprehensive loss at September 30, 2001, also includes $1.0 million of unrealized gains resulting from the increase in fair value of various qualifying foreign currency cash flow hedges. These unrealized gains will be reclassified to operating expenses over periods corresponding to the associated hedged forecasted transactions, which range from October 2001 to March 2002.

       The estimated amount of unrealized gains and losses on derivatives included in accumulated other comprehensive loss at September 30, 2001 that will be reclassified into earnings during the next 12 months, is as follows:

Unrealized losses reclassified to interest expense	$.9
Unrealized gains reclassified to operating expenses	(1.0)

Net unrealized gain reclassified to earnings	$ (.1)

Note 6 - Comprehensive Income

The components of the Company's comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, are as follows (in millions):

	Three Months Ended				Nine Months Ended
	2001		2000		2001	2000

Net income	$69.3		$25.3		$177.4	$42.7
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	-	-	-	-	(11.2)	-	-
Net change in fair value of derivatives		.3	-	-	2.1	-	-
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income		.2	-	-	.6	-	-

Net other comprehensive income (loss)		.5	-	-	(8.5)	-	-

Total comprehensive income	$69.8		$25.3		$168.9	$42.7

The components of the accumulated other comprehensive loss section of stockholders' equity at September 30, 2001 and December 31, 2000, are as follows (in millions):

	September 30,	December 31,
	2001	2000

Cumulative translation adjustment	$1.1	$1.1
Net unrealized losses on derivatives	8.5	-	-

Total accumulated other comprehensive loss	$9.6	$1.1

Note 7 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 52 offshore drilling rigs, including 37 jackup rigs, nine barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation segment owns a fleet of 28 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and nine month periods ended September 30, 2001 and 2000 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total

Three Months Ended September 30,
2001
Revenues	$210.3	$ 17.2	$ -	-	$227.5
Operating income (loss)	99.1	5.6		(.7)	104.0

2000
Revenues	$140.4	$ 9.4	$ -	-	$149.8
Operating income (loss)	39.5	1.3		(.5)	40.3

Nine Months Ended September 30,
2001
Revenues	$588.6	$ 49.7	$ -	-	$638.3
Operating income (loss)	255.7	15.7	(1.8)		269.6

2000
Revenues	$337.6	$ 25.0	$ -	-	$362.6
Operating income (loss)	69.5	--	(1.5)		68.0

Note 8 - Contingencies

       In September 2000, the Company was named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denies the plaintiffs' claims, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company has agreed to pay the plaintiffs $625,000. The settlement is awaiting (1) the expiration of an applicable period of time during which parties affected by the settlement can file objections, and (2) final court approval. An amount equal to the settlement has been accrued in "Other, net" under Other Income (Expense) for the three and nine month periods ending September 30, 2001.

Note 9 - New Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

       SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements. Goodwill amortization expense for the three months ending September 30, 2001 and 2000 was $760,000. Goodwill amortization expense for the nine months ending September 30, 2001 and 2000 was $2.3 million.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

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

       U.S. natural gas prices increased significantly during 2000 and early 2001, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates in domestic markets. U.S. natural gas prices have declined during the second half of 2001 and current day rates and utilization for offshore drilling rigs in domestic markets have decreased substantially from levels earlier in the year.

       Oil prices increased during 1999 and early 2000 due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. The higher oil prices were sustained throughout 2000 and the first half of 2001 due primarily to further announced cutbacks in OPEC production. Offshore drilling activity in international markets has increased during 2001 as a result of the higher oil prices and increased exploration and development spending by the international oil companies. Demand and day rates for offshore drilling rigs in international markets have strengthened during 2001, particularly in Europe and Asia Pacific, and international market day rates are expected to remain strong throughout the remainder of the year.

RESULTS OF OPERATIONS

        The Company's results for the third quarter and nine months ended September 30, 2001 generally reflect an improvement in industry conditions from those experienced during 2000. The majority of the improvement in the third quarter operating results as compared to the prior year quarter is attributable to the Company's international drilling operations, which have experienced increased day rates, particularly in Europe, where day rates have increased substantially. For the nine months ended September 30, 2001, the majority of the improvement in operating results, as compared to the prior year period, is attributable to the Company's domestic operations, which have experienced increased day rates and which also include the operations of the Company's newly constructed semisubmersible rig, which commenced operations in December 2000.

The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and nine month periods ended September 30, 2001 and 2000 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating Results
Revenues	$227.5	$149.8	$638.3	$362.6
Operating expenses, including general & administrative	94.9	84.3	282.1	222.1
Depreciation and amortization	28.6	25.2	86.6	72.5

Operating income	104.0	40.3	269.6	68.0
Other expense, net	7.4	2.1	19.4	3.4
Provision for income taxes	27.3	12.9	72.8	21.9

Net income	$ 69.3	$ 25.3	$177.4	$ 42.7

Revenues
Contract drilling
Jackup rigs:
North America	$ 79.5	$ 77.4	$268.6	$188.2
Europe	48.9	20.9	119.4	40.0
Asia Pacific	28.1	21.8	73.4	52.9

Total jackup rigs	156.5	120.1	461.4	281.1
Semisubmersible rig - North America	14.7	--	43.2	--
Barge rigs - South America	28.8	10.9	54.1	32.8
Platform rigs - North America	10.3	9.4	29.9	23.7

Total contract drilling	210.3	140.4	588.6	337.6

Marine transportation
AHTS(1)	3.7	3.5	10.5	10.1
Supply	13.5	5.9	39.2	14.7
Mini-Supply	--	--	--	.2

Total marine transportation	17.2	9.4	49.7	25.0

Total	$227.5	$149.8	$638.3	$362.6

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 48.9	$ 44.9	$171.3	$ 97.1
Europe	31.5	6.4	67.9	6.8
Asia Pacific	15.0	7.5	36.8	19.5

Total jackup rigs	95.4	58.8	276.0	123.4
Semisubmersible rig - North America	10.2	--	30.1	--
Barge rigs - South America	20.5	4.9	30.7	15.5
Platform rigs - North America	3.0	2.5	10.2	7.2

Total contract drilling	129.1	66.2	347.0	146.1

Marine transportation
AHTS(1)	1.3	1.5	3.6	3.3
Supply	6.2	1.1	17.5	.8
Mini-Supply	--	--	--	(.1)

Total marine transportation	7.5	2.6	21.1	4.0

Total	$136.6	$ 68.8	$368.1	$150.1

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and nine month periods ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Contract Drilling
Rig Utilization:
Jackup rigs:
North America	77%	99%	88%	99%
Europe	96%	75%	88%	53%
Asia Pacific	99%	85%	95%	70%

Total jackup rigs	85%	91%	89%	84%
Semisubmersible rig - North America	90%	--	89%	--
Barge rigs - South America	41%	33%	36%	33%
Platform rigs - North America	62%	54%	58%	57%

Total	75%	76%	76%	72%

Average day rates:
Jackup rigs:
North America	$50,701	$38,418	$50,913	$31,465
Europe	69,496	37,684	62,428	36,685
Asia Pacific	42,884	37,097	40,089	37,620

Total jackup rigs	53,599	38,053	51,207	33,126
Semisubmersible rig - North America	176,583	--	178,657	--
Barge rigs - South America	41,626	39,343	43,647	39,493
Platform rigs - North America	27,805	25,670	27,024	23,234

Total	$52,844	$37,052	$51,016	$32,778

Marine Transportation
Fleet Utilization:
AHTS*	63%	49%	62%	51%
Supply	85%	69%	85%	69%
Mini-supply	--	--	--	14%

Total	81%	63%	81%	62%

Average day rates:
AHTS*	$13,062	$15,468	$12,374	$13,970
Supply	7,486	4,073	7,373	3,383
Mini-supply	--	--	--	1,889

Total	$ 8,255	$ 5,586	$ 8,063	$ 4,833

           *  Anchor handling tug supply vessels.

     Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and nine months ended September 30, 2001 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling The following is an analysis of the Company's offshore drilling rigs at September 30, 2001 and 2000:
	Number of Rigs
	2001	2000
Jackup rigs:
North America	22	22
Europe	8	8
Asia Pacific	7	7

Total jackup rigs	37	37
Semisubmersible rig - North America(1)	1	--
Barge rigs - South America	9	9
Platform rigs - North America(2)	5	7

Total	52	53

(1)	The ENSCO 7500, the Company's newly constructed semisubmersible rig, commenced drilling operations in December 2000.
(2)	In September 2001, the Company retired two platform rigs.

     Third quarter 2001 revenues for the Company's contract drilling segment compared to the third quarter of 2000 increased by $69.9 million, or 50%, and operating margin increased by $62.9 million, or 95%. These increases are primarily attributable to higher average day rates for the Company's jackup rig fleet, which increased 41% from the prior year quarter, plus the impact of operating the Company's new semisubmersible rig, which was under construction during the prior year quarter. In addition, the Company received $15.3 million from the early termination of a long-term contract for one of the Company's barge rigs in South America. Operating expenses for the contract drilling segment increased by $7.0 million, or 9%, from the prior year quarter due primarily to operations of the Company's new semisubmersible rig and to higher personnel costs.

     For the nine months ended September 30, 2001, revenues for the Company's contract drilling segment increased $251.0 million, or 74%, and operating margin increased $200.9 million, or 138%, from the prior year period. These increases are primarily due to higher average day rates for the Company's jackup rig fleet, which increased 55% from the prior year period, and the impact of operating the Company's new semisubmersible rig, which was under construction during the prior year period. Operating expenses for the contract drilling segment increased by $50.1 million, or 26%, from the prior year period due primarily to higher personnel related costs and to operations of the Company's new semisubmersible rig.

   North America Jackup Rigs

     For the third quarter of 2001, revenues for the Company's North America jackup rigs increased by $2.1 million, or 3%, and the operating margin increased by $4.0 million, or 9%, from the prior year quarter. The increase in revenues and operating margin is primarily attributable to a 32% increase in average day rates, partially offset by a decrease in utilization to 77% in the current year quarter from 99% in the prior year quarter. Operating expenses decreased by $1.9 million, or 6%, from the prior year quarter primarily due to lower utilization.

     For the nine months ended September 30, 2001, revenues for the Company's North America jackup rigs increased by $80.4 million, or 43%, and the operating margin increased by $74.2 million, or 76%, from the prior year period. These increases are primarily due to a 62% improvement in average day rates, offset in part by a decrease in utilization to 88% in the current year period from 99% in the prior year period. Operating expenses increased by $6.2 million, or 7%, from the prior year period due primarily to higher personnel related costs.

   Europe Jackup Rigs

     Third quarter 2001 revenues for the Europe jackup rigs increased $28.0 million, or 134%, and the operating margin increased by $25.1 million, or 392%, from the prior year quarter. These increases are due primarily to higher average day rates, which increased 84% from the prior year quarter, and higher utilization, which increased to 96% in the current year quarter from 75% in the year earlier quarter. Operating expenses increased by $2.9 million, or 20%, from the prior year quarter due primarily to improved utilization.

     For the nine months ended September 30, 2001, revenues for the Europe jackup rigs increased by $79.4 million, or 199%, and the operating margin increased by $61.1 million, or 899%, from the prior year period. The increase in revenues and operating margin is primarily attributable to a 70% increase in average day rates and to an increase in utilization to 88% in the current year period from 53% in the prior year period. Operating expenses increased by $18.3 million, or 55%, from the prior year period due primarily to higher utilization.

   Asia Pacific Jackup Rigs

     Third quarter 2001 revenues for the Asia Pacific jackup rigs increased by $6.3 million, or 29%, and operating margin increased by $7.5 million, or 100%, from the prior year quarter. The increase in revenues and operating margin is primarily attributable to a 16% increase in average day rates and an increase in utilization, to 99% in the current year quarter from 85% in the year earlier quarter. Operating expenses decreased by $1.2 million, or 8%, in the current year quarter due primarily to fewer rig mobilizations in the current year quarter offset in part by increased utilization in the current year quarter.

     For the nine months ended September 30, 2001, revenues for the Asia Pacific jackup rigs increased by $20.5 million, or 39%, and the operating margin increased by $17.3 million, or 89%, from the prior year period. These increases are due primarily to an increase in utilization to 95% in the current year period from 70% in the prior year period. Operating expenses increased by $3.2 million, or 10%, in the current year period due primarily to higher utilization and a favorable resolution of personnel tax liabilities that resulted in a $2.5 million reduction in operating expenses in the prior year period.

   North America Semisubmersible Rig

     The Company completed construction of the ENSCO 7500, a dynamically positioned semisubmersible rig, in the fourth quarter of 2000. The rig completed sea trials and commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three year contract.

     In the third quarter of 2001, ENSCO 7500 earned $14.7 million of revenue and contributed $10.2 million to the Company's operating margin while receiving an average day rate of approximately $177,000. For the nine months ended September 30, 2001, ENSCO 7500 earned $43.2 million of revenue and contributed $30.1 million to the Company's operating margin.

   South America Barge Rigs

     Third quarter 2001 revenues and the operating margin for the South America barge rigs include $15.3 million of revenue for the early termination of a long-term contract. Excluding the early contract termination revenue, revenues increased by $2.6 million, or 24%, and operating margin increased by $300,000, or 6%, from the prior year quarter. The increase in revenues is primarily attributable to a 6% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases, and higher utilization which improved to 41% in the current year quarter from 33% in the year earlier quarter. Operating expenses increased by $2.3 million, or 38%, from the prior year quarter which contributed to only a slight increase in operating margin. The increase in operating expenses is primarily due to increased utilization and higher personnel costs resulting from collective contracts with the unions representing petroleum industry personnel in Venezuela.

     For the nine months ended September 30, 2001, revenues for the South America barge rigs increased by $21.3 million, or 65%, and operating margin increased by $15.2, or 98%, from the prior year period. Excluding the $15.3 million of revenue for the early termination of a long-term contract, revenues for the current year period increased by $6.0 million, or 18%, and operating margin decreased by $100,000, or 1%, from the year earlier period. The increase in revenue as compared to the prior year period is due primarily to an 11% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The slight decrease in operating margin is primarily attributable to higher operating expenses, which increased by $6.1 million, or 35%, from the prior year period. The increase in operating expenses is due primarily to increased utilization and higher personnel costs resulting from collective contracts with the unions representing petroleum industry personnel in Venezuela.

   Platform Rigs

     Third quarter 2001 revenues for the platform rigs increased by $900,000, or 10%, and operating margin increased by $500,000, or 20%, as compared to the prior year quarter. The increase in revenues and operating margin is primarily due to an 8% increase in average day rates and an increase in utilization to 62% from 54% in the year earlier quarter. Operating expenses increased by $400,000, or 6%, from the prior year quarter primarily due to higher personnel related costs and increased utilization.

     For the nine months ended September 30, 2001, revenues for the platform rigs increased by $6.2 million, or 26%, and operating margin increased by $3.0 million, or 42%, from the prior year period. These increases are due primarily to a 16% increase in average day rates. Operating expenses for platform rigs increased by $3.2 million, or 19%, from the prior period due primarily to higher personnel related costs.

Marine Transportation

     The following is an analysis of the Company's marine transportation vessels as of September 30, 2001 and 2000:

	Number of Vessels
	2001	2000

AHTS(1)	5	5
Supply	23	23
Mini-Supply(2)	--	1

Total(3)	28	29

(1)	Anchor handling tug supply vessels.
(2)	The Company sold one mini-supply vessel during the fourth quarter of 2000.
(3)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

     Third quarter 2001 revenues for the Company's marine transportation segment increased by $7.8 million, or 83%, and operating margin increased by $4.9 million, or 188%, from the prior year quarter. These increases are primarily attributable to higher average day rates, which increased 48% from the prior year quarter, and higher utilization, which improved to 81% in the current year quarter from 63% in the year earlier quarter. Operating expenses increased by $2.9 million, or 43%, from the prior year quarter due primarily to improved utilization.

     For the nine months ended September 30, 2001, revenues for the Company's marine transportation segment increased by $24.7 million, or 99%, and operating margin increased by $17.1 million, or 428%, from the prior year period. These increases are primarily due to higher average day rates, which increased 67% from the prior year period, and higher utilization, which increased to 81% in the current year period from 62% in the year earlier period. Operating expenses increased by $7.6 million, or 36%, from the prior year period due primarily to increased utilization.

Depreciation and Amortization

     Depreciation and amortization expense for the third quarter and nine months ended September 30, 2001 increased by $3.4 million, or 13%, and $14.1 million, or 19%, respectively, as compared to the year earlier periods. The increase is primarily attributable to depreciation associated with the Company's new semisubmersible rig, the ENSCO 7500, placed in service in December 2000 and the suspension of depreciation during the prior year periods on one of the Company's harsh environment jackup rigs while in the shipyard undergoing major enhancements. In addition, the increase in the current nine month period includes depreciation associated with the ENSCO 101, the company's new harsh environment jackup rig, which was placed in service in July 2000.

General and Administrative

     General and administrative expense for the third quarter and nine months ended September 30, 2001 increased by $700,000, or 21%, and by $2.3 million, or 24%, respectively, as compared to the prior year periods. The increase is primarily due to increases in performance-based compensation and professional fees.

Other Income (Expense)

     Other income (expense) for the three and nine month periods ended September 30, 2001 and 2000 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Interest income	$ 2.0	$ 1.7	$ 6.6	$ 5.0
Interest expense, net:
Interest expense	(8.7)	(7.6)	(26.2)	(22.0)
Capitalized interest	.5	3.6	1.2	13.1

	(8.2)	(4.0)	(25.0)	(8.9)
Other, net	(1.2)	.2	(1.0)	.5

	$ (7.4)	$ (2.1)	$(19.4)	$ (3.4)

     Interest income increased for the third quarter and nine months ended September 30, 2001 as compared to the prior year periods due primarily to higher average invested cash balances. Interest expense increased as compared to the prior year periods due primarily to higher average debt balances attributable to borrowings in connection with the construction of the ENSCO 7500, the Company's new semisubmersible rig. Capitalized interest decreased as compared to the prior year periods due to a decrease in the amount invested in construction projects, primarily the ENSCO 7500 and the ENSCO 101. Other, net for the quarter and nine month period ended September 30, 2001 includes $625,000 for the settlement of a purported class action, anti-trust lawsuit (see Part II, Item 1 "Legal Proceedings" and Note 8 to the Company's Consolidated Financial Statements).

Provision for Income Taxes

     The provision for income taxes for the third quarter and nine months ended September 30, 2001 increased by $14.4 million and $50.9 million, respectively, as compared to the prior year periods. The increase in income taxes is attributable to the increased profitability of the Company, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 28.3% and 29.1%, respectively, for the current year three and nine month periods from 33.8% and 33.9%, respectively, for the year earlier three and nine month periods. The decrease in the effective tax rate is primarily attributable to projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

     The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 2001 and 2000 were as follows (in millions):

	2001	2000

Cash flow from operations	$287.5	$ 82.0

Capital expenditures
Construction and acquisitions	$ 17.3	$110.1
Enhancements	63.0	59.2
Sustaining	20.7	13.6

	$101.0	$182.9

     Cash flow from operations increased by $205.5 million for the nine months ended September 30, 2001 as compared to the prior year period due primarily to substantially improved operating margins.

     Management anticipates that capital expenditures for the full year 2001 will be approximately $150 million, including $100 million for enhancements, $32 million for sustaining operations and $18 million for new construction projects and acquisitions.

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at September 30, 2001 and December 31, 2000 are summarized below (in millions, except percentages):

	September 30, 2001	December 31, 2000

Long-term debt	$ 468.7	$ 422.2
Total capital	1,889.7	1,751.1
Long-term debt to total capital	24.8%	24.1%

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

     The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of September 30, 2001, the full $185.0 million was undrawn and available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

     The Company's liquidity position at September 30, 2001 and December 31, 2000 is summarized in the table below (in millions, except ratios):

	September 30, 2001	December 31, 2000

Cash and short-term investments	$ 258.4	$ 106.6
Working capital	336.2	171.6
Current ratio	3.6	2.5

     Based on the current financial condition of the Company, management believes cash flow from operations, the Company's existing Credit Agreement and the Company's working capital should be sufficient to fund the Company's anticipated short-term and long-term liquidity needs.

MARKET RISK

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at September 30, 2001 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

     The Company uses various methods to manage its exposure to foreign currency exchange rate. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions or firm commitments. At September 30, 2001, the Company had foreign currency exchange contracts outstanding to exchange $18.5 million U.S. dollars for Great Britain pounds and Danish kroner. An unrealized gain of $1.0 million resulting from changes in fair value of those foreign currency exchange contracts qualifying as cash flow hedges under SFAS 133 is included in the other comprehensive loss section of stockholders' equity at September 30, 2001.

     The Company is exposed to credit risk relating to its receivables from customers, its cash and cash equivalents, its short-term investments and its use of derivative instruments in connection with the management of interest rate risk and foreign currency risk. The Company minimizes its credit risk relating to receivables from customers, which consist primarily of major and independent oil and gas producers as well as government-owned oil companies, by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and short-term investments by maintaining such instruments in high-grade investments through a portfolio of major financial institutions, and by monitoring the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties. The Company utilizes derivative instruments and undertakes hedging activities in accordance with its established policies for the management of market risk. The Company does not use derivative instruments for trading or other speculative purposes. Management believes that the Company's use of derivative instruments and related hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other market rate or price risk.

OUTLOOK AND FORWARD-LOOKING STATEMENTS

     Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which affect demand for drilling activity, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent levels of investment in drilling activity by the oil companies will continue is not determinable at this time.

     Higher oil prices during the past two years and higher U.S. natural gas prices during the past year resulted in strong demand for offshore drilling rigs in domestic markets and the Company's domestic day rates increased continuously throughout 2000 and the first half of 2001. However, U.S. natural gas prices have declined in recent months. As a result of this price decline, high inventory levels of U.S. natural gas in storage and general concerns about the U.S. economy, the Company has recently experienced substantial decreases in domestic day rates and utilization. The Company does not expect the current conditions and activity levels in domestic markets to improve during the remainder of the year.

     Demand for offshore drilling rigs in international markets has been increasing since early 2000. After modest improvements in 2000, international market day rates for jackup rigs have increased significantly during 2001. The Company expects continuing strong demand and day rates for international jackup rigs in the near-term, provided oil prices do not decline materially from current levels.

     In light of current Gulf of Mexico market weakness, the Company is accelerating enhancement work and regulatory compliance work on several of its North America jackup rigs. Currently, eight of the Company's 22 North America jackup rigs are idle, including five of which are in the shipyard undergoing enhancement projects. Two of the three idle jackup rigs not currently in the shipyard are committed and are scheduled to commence work within the next week. The Company continues to pursue international opportunities for its North America jackup fleet and will move a jackup rig out of the Gulf of Mexico in the fourth quarter of 2001. The ENSCO 94 will be mobilized to Qatar and is scheduled to commence a long-term contract in the first quarter of 2002. In addition, the ENSCO 51, which sustained extensive damage from a natural gas well fire in March 2001, will be mobilized to Singapore in early 2002 where it will undergo repairs and enhancements. The rig, which was fully insured, is expected to return to service in the Asia Pacific region in the third quarter of 2002. The two rigs will increase the Company's Asia Pacific rig fleet to nine jackup rigs. All seven jackup rigs in the Company's Asia Pacific region are currently working and the Company expects these rigs to remain at full utilization during the remainder of 2001. In the Europe region, the Company currently has one idle jackup rig that is being actively marketed and the Company expects to secure a commitment for the rig for work commencing in the fourth quarter of 2001. The remaining seven jackup rigs in the Europe region are currently operating and the Company expects these rigs to remain at full or near full utilization during the remainder of 2001. In the South America region, two barge rigs continue operating in Venezuela under long-term contracts, a third barge rig is operating in Trinidad and expected to continue operating through the remainder of 2001, and the Company's remaining six barge rigs are idle. After experiencing increased fleet utilization and day rates in the Company's marine transportation segment during the first three quarters of 2001, the Company expects the marine transportation market to soften in the near-term as a result of the recent slowdown in Gulf of Mexico drilling activity.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 will be effective for the Company beginning January 1, 2002. In addition, any goodwill and intangible assets acquired in transactions after June 30, 2001 will be subject to the provisions of SFAS 142 immediately. The Company is currently assessing the provisions of SFAS 142 and has not yet determined the impact that adoption will have on its consolidated financial statements. Goodwill amortization expense for the three months ending September 30, 2001 and 2000 was $760,000. Goodwill amortization expense for the nine months ending September 30, 2001 and 2000 was $2.3 million.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In September 2000, the Company was named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs have alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denies the plaintiffs' claims, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company has agreed to pay the plaintiffs $625,000. The settlement is awaiting (1) the expiration of an applicable period of time during which parties affected by the settlement can file objections, and (2) final court approval.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

15.1	Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K

The Company filed Reports on Form 8-K on (i) July 16, 2001, with respect to the contractual status of the Company's offshore rig fleet as of July 16, 2001, (ii) August 15, 2001, with respect to the contractual status of the Company's offshore rig fleet as of August 15, 2001, and (iii) September 18, 2001, with respect to the contractual status of the Company's offshore rig fleet as of September 17, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: November 12, 2001	/s/ C. Christopher Gaut C. Christopher Gaut Chief Financial Officer

/s/ H. E. Malone H. E. Malone Corporate Controller and Chief Accounting Officer