Form 10-K405
period 2001-12-31
ENSCO INTERNATIONAL INC
filed 2002-03-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2001 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

As of February 25, 2002, 134,647,121 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on February 25, 2002 of $26.20) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $2,717,137,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement, which involves the election of directors and is to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2001, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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
Critical Accounting Policies
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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 37 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation fleet consists of 28 vessels. The Company's offshore contract drilling and marine transportation operations are integral to the exploration, development and production of oil and natural gas.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and rig construction. The Company acquired Penrod Holding Corporation in August 1993 and DUAL DRILLING COMPANY ("Dual") in June 1996, which added 19 rigs and 15 rigs, respectively, to the Company's current 50-rig fleet. The Company has acquired five jackup rigs since 1994, including four harsh environment jackup rigs for its North Sea fleet. The Company has constructed 11 barge rigs, including four that were completed in 1993, four that were completed in 1994 and three that were completed in 1999. In 2000, the Company completed construction of the ENSCO 101, a harsh environment jackup rig, and the ENSCO 7500, a dynamically positioned deepwater semisubmersible rig capable of drilling in water depths up to 8,000 feet. During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in a harsh environment jackup rig under construction with an option to purchase the remaining 75%. Construction of the rig, which will be named the ENSCO 102, is expected to be completed in the second quarter of 2002.

       With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, its land rigs in 1994 and 1996 and its technical services business in 1995.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 2700 Fountain Place, 1445 Ross Avenue, Dallas, Texas, 75202-2792, and its telephone number is (214) 922-1500. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government-owned oil and gas companies and independent oil and gas companies. The Company currently owns and operates 37 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. Of the 37 jackup rigs, presently 19 are located in the Gulf of Mexico, eight are located in the North Sea, eight are located in the Asia Pacific region and two are en route to the Asia Pacific region from the Gulf of Mexico. The seven barge rigs are all located in the South America region and the five platform rigs are all located in the Gulf of Mexico. The semisubmersible rig, the ENSCO 7500, is operating in the Gulf of Mexico under a three-year contract that commenced in December 2000.

       The Company's contract drilling services and equipment are used in connection with the process of drilling and completing oil and gas wells. Demand for the Company's drilling services is based upon many factors over which the Company has no control, including the market price of oil and gas, the stability of these prices, the production levels and other activities of OPEC and other oil and gas producers, the regional supply and demand for natural gas, the worldwide expenditures for offshore oil and gas drilling, the level of worldwide economic activity, the long-term effect of worldwide energy conservation measures and the development and use of alternatives to hydrocarbon-based energy sources.

       The drilling services provided by the Company are conducted on a "day rate" contract basis. Under day rate contracts, the Company receives a fixed amount per day for drilling the well, and the customer bears a major portion of the ancillary costs of constructing the well and supporting the drilling operations. The customer may pay all or a portion of the cost of moving the equipment and personnel to the job site and assembling and dismantling the equipment. In some cases, the Company provides drilling services on a day rate contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of specified targets. The Company does not provide "turnkey" or other risk-based drilling services.

       The Company evaluates the performance of its drilling rigs on an ongoing basis, and seeks opportunities to sell or otherwise dispose of those that are less capable or less competitive. In connection with these evaluations, the Company removed four drilling rigs from service during 2001, including two platform rigs that were retired and two barge rigs that are currently being offered for sale. Four of the Company's barge rigs constructed in 1993 were sold in 1998 pursuant to purchase options provided in the original charter agreements.

Marine Transportation Operations

       The Company conducts its marine transportation operations through a wholly-owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company currently owns a marine transportation fleet of 28 vessels consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico.

       The Company's five AHTS vessels can support semisubmersible drilling rigs and large offshore construction projects or provide towing services, including moving some of the Company's rigs between drilling locations. The 23 supply vessels support general drilling and production activity by ferrying supplies from ashore and between offshore rigs. The Company's supply vessels are often supplied to customers in combination with the Company's offshore drilling rigs.

       The Company evaluates the performance of its marine vessels on an ongoing basis and seeks opportunities to sell those that are less capable or less competitive. In connection with these evaluations, the Company sold seven marine vessels during 2000 and two marine vessels during 1999. As a result of the vessel sales in 2000 and 1999, the Company no longer owns or operates mini-supply vessels and has exited this market.

Backlog Information

       During the past several years, contracts for the Company's rigs have typically been short-term, particularly in the U.S. Gulf of Mexico where the Company has its largest concentration of rigs. The Company's marine transportation vessels are typically chartered on a spot basis, or on term contracts which may be terminated on short notice.

       The current and historic backlog of business for the Company's contract drilling and marine transportation operations is as follows (in millions):

	As of February 1,
	2002	2001

Contract Drilling	$457.1	$671.1
Marine Transportation	15.5	8.6

Total	$472.6	$679.7

       Approximately $124.2 million of the backlog for contract drilling services as of February 1, 2002 is expected to be realized after December 31, 2002. All of the marine transportation services backlog as of February 1, 2002 is expected to be realized before December 31, 2002.

       The contract drilling backlog as of February 1, 2002 includes approximately $121.4 million associated with the ENSCO 7500, the Company's deepwater semisubmersible rig that commenced a three-year contract in December 2000. The Company also has term contracts, typically one year with options, on several rigs in its Europe and Asia Pacific operations.

Segment Information

       The following table provides information regarding the Company's two segments, contract drilling and marine transportation, for each of the last five years in the period ended December 31, 2001:

	2001	2000	1999	1998	1997
Offshore Drilling Rig Utilization and Day Rates
Utilization:
Jackup rigs
North America	82%	99%	93%	93%	96%
Europe	88%	59%	48%	97%	100%
Asia Pacific	96%	73%	46%	61%	79%

Total jackup rigs	86%	86%	75%	88%	93%
Semisubmersible rig - North America(1)	92%	77%	--	--	--
Barge rigs - South America	34%	33%	31%	100%	100%
Platform rigs	56%	57%	51%	89%	63%

Total	74%	73%	65%	90%	90%

Average day rates:
Jackup rigs
North America	$ 46,751	$ 34,839	$18,400	$43,473	$46,530
Europe	65,172	38,560	51,266	95,307	79,548
Asia Pacific	42,313	37,548	41,217	49,328	39,363

Total jackup rigs	49,942	35,816	24,286	54,242	51,438
Semisubmersible rig - North America(1)	180,146	173,905	--	--	--
Barge rigs - South America	42,553	39,897	35,113	22,069	22,628
Platform rigs	27,299	24,369	23,204	25,534	19,148

Total	$ 50,371	$ 35,303	$24,945	$45,112	$42,838

Marine Fleet Utilization and Day Rates
Utilization:
AHTS(2)	67%	55%	65%	67%	83%
Supply	83%	72%	74%	87%	91%
Mini-supply(3)	--	13%	25%	73%	95%

Total	80%	65%	62%	81%	91%

Average day rates:
AHTS(2)	$12,456	$13,325	$13,600	$15,870	$13,380
Supply	7,121	3,960	2,774	6,917	7,789
Mini-supply(3)	--	1,889	2,019	4,041	3,997

Total	$ 7,921	$ 5,271	$ 4,394	$ 7,308	$ 7,687

(1)	The ENSCO 7500, the Company's deepwater semisubmersible rig, commenced drilling operations in December 2000.
(2)	Anchor handling tug supply vessels.
(3)	The Company sold two mini-supply vessels in the fourth quarter of 1999 and sold its remaining six mini-supply vessels during 2000.

       Financial information regarding the Company's operating segments and foreign and domestic operations is presented in Note 12 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

       The Company provides its services to a broad customer base, which includes major international oil and gas companies, government-owned oil and gas companies and independent oil and gas companies. The number of customers served by the Company has been reduced in recent years as a result of mergers among the major international oil companies. While the Company has not experienced a significant impact as a result of such industry consolidation to date, the long-term impact on the Company's operations, if any, is not determinable at this time.

       During 2001, aggregate revenues provided to the Company's contract drilling and marine transportation operations by subsidiaries of ChevronTexaco Corporation were $110.9 million, or 14% of total revenues. Additionally, aggregate contract drilling and marine transportation revenues of $100.5 million, or 12% of total revenues, were provided to the Company by subsidiaries of ExxonMobil Corporation.

Industry Conditions

       Operations in the offshore contract drilling and marine transportation industries have historically been highly cyclical. Regional and worldwide levels of offshore exploration and development spending by oil and gas companies largely determine the market for offshore drilling and marine transportation services. Such levels of spending are significantly influenced by oil and natural gas prices and expected changes in these prices, as well as other factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, and technological advancements that impact the methods or cost of oil and gas exploration and development. Events causing reductions in exploration and development spending by oil and gas companies may decrease demand for the Company's services and adversely impact revenues through lower day rates and reduced utilization of the Company's equipment.

       Industry conditions fluctuate in response to supply and demand forces. During industry up cycles the Company usually experiences higher utilization and day rates, and generally is able to negotiate more favorable contract terms. During industry down cycles, the Company competes more aggressively for contracts and may accept contractual liability and indemnity provisions that do not offer the same level of protection against potential losses as can be obtained during industry up cycles. Increased contractual liabilities may have an adverse effect on results of operations in connection with risks for which the Company is uninsured or underinsured.

       The Company's drilling and marine transportation contracts often are cancelable upon specific notice by the customer. Although some contracts require the customer to pay an early termination payment upon cancellation, such payment may not fully compensate for the loss of the contract. In periods of rapid market downturn, the Company's customers may not honor the terms of existing contracts, may terminate contracts or may seek to renegotiate contract rates and terms to conform with depressed market conditions. Furthermore, contracts customarily specify automatic termination or termination at the option of the customer in the event of a total loss of the drilling rig or marine vessel and often include provisions addressing termination rights or cessation of day rates if operations are suspended for extended periods by reason of excessive downtime for repairs, acts of God or other specified conditions. The Company's operating results may be adversely affected by early termination of contracts, contract renegotiations or cessation of day rates while operations are suspended.

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico and the U.S. natural gas market largely determines domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates for jackup rigs in the Gulf of Mexico. U.S. natural gas prices declined during 2001 and oil and gas companies reduced Gulf of Mexico exploration and development spending during the second half of 2001. As a result, demand for drilling rigs declined and, beginning in the third quarter of 2001, industry utilization and day rates for Gulf of Mexico jackup rigs began to decrease. Current domestic industry day rates are significantly lower than those experienced during 2000 and the first half of 2001. The Company does not expect domestic day rates to improve during the first half of 2002.

       Industry conditions in most international offshore drilling markets have improved during the past two years. Oil prices increased during 1999 and early 2000 due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand. The higher oil prices were sustained throughout 2000 and the first three quarters of 2001, due primarily to further announced cutbacks in production by OPEC and other oil producers, but have since declined to more moderate levels. Offshore drilling activity in most international markets increased during 2000 and 2001 as a result of the higher oil prices and increased exploration and development spending by international oil companies. Demand and day rates for international jackup rigs strengthened during 2001, particularly in Europe and Asia Pacific. Provided oil prices do not decline materially from current levels, the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout the remainder of 2002, although there may be some moderation from the levels experienced in late 2001.

       Substantially all of the Company's South America operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo industry conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there is currently no indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service and reduced their carrying values. Currently, six of the Company's seven barge rigs that remain in service are idle. Several of the six idle barge rigs have not operated, or operated only minimally, since early 1999 due to reduced demand for Venezuelan oil production, economic decline and OPEC quota reductions. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. If the industry conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for its barge rigs in other markets, the Company will evaluate the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent.

       The Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations in the Gulf of Mexico. Demand for these services is largely dependent on the factors affecting the level of drilling activity in the domestic offshore oil and gas industry. As a result, marine transportation industry conditions are typically similar to domestic offshore drilling industry conditions. Current industry day rates are lower than those experienced during 2001 and the Company does not expect day rates to improve during the first half of 2002.

       Additional information regarding industry conditions is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

       The offshore contract drilling and marine transportation industries are highly competitive. The Company competes with other offshore drilling contractors and marine transportation companies on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs and marine vessels are mobile and may be moved from one region to another in response to demand.

       Although mergers and consolidations in recent years have reduced the number of industry competitors, the Company continues to have numerous competitors in both the offshore contract drilling and marine transportation industries. Some competitors have larger market shares than the Company and two offshore contract drilling competitors are significantly larger than the Company. These two competitors, as well as other competitors, may have access to greater financial and other resources than the Company.

Governmental Regulation

       The Company's businesses are affected by political developments and by federal, state, foreign and local laws and regulations that relate directly to the oil and gas industry. The industry also is affected by changing tax laws, price controls and other laws impacting the energy business. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry, as well as increasing the costs of operations.

       The Company, its rigs and vessels and its operations are subject to federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety, operational and inspection standards.

       Most of the Company's marine transportation operations are conducted in U.S. waters and are subject to the coastwise laws of the United States, principally, the Jones Act. Such laws reserve marine transportation between points in the United States to vessels built and documented under U.S. laws and owned and manned by U.S. citizens. From time to time, interests opposed to the Jones Act have expressed a desire to seek changes to the Jones Act. Although the Company believes it is unlikely, there can be no assurance the Jones Act may not be modified or repealed. Any substantive modifications in, or the repeal of, the Jones Act or changes in the Company's status thereunder could have a material adverse effect on the Company's operations and financial condition.

Environmental Matters

       The Company's operations are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment, hazardous waste disposal or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment or improper disposal of hazardous waste in the course of the Company's operations. Although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, nor has the Company experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced which would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

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

Operational Risks and Insurance

       Contract drilling, marine transportation and offshore oil and gas operations in general are subject to numerous risks including blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require drilling of relief wells; craterings, punchthroughs, or other events causing rigs to capsize, sink or otherwise incur significant damage; oil spills, extensive uncontrolled fires or other discharges of pollutants causing damage to the environment; machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling or marine transportation operations; unionization or similar collective actions by the Company's employees causing significant increases in operating costs; and property damage resulting from collisions, groundings, other accidents and severe weather conditions. In addition, many of the hazards and risks associated with the Company's operations, and accidents or other events resulting from such hazards and risks, subject the Company's personnel, as well as personnel of the Company's customers, subcontractors, vendors and other third parties, to personal injury or death.

       The Company maintains broad insurance coverage, subject to certain deductibles and levels of self-insurance. While management believes such insurance coverage is adequate, it does not cover all types of losses and in some situations it may not provide full coverage of losses or liabilities resulting from its operations. The Company maintains insurance coverage for damage to equipment and generally insures its drilling rigs and marine transportation vessels for amounts not less than the estimated fair market value thereof. However, in the event of full loss, such coverage may not necessarily be sufficient to recover the cost of a newly constructed replacement rig or vessel. The Company also maintains insurance coverage for various types of liabilities and management believes the types, amounts, limits and general scope of such liability insurance coverage is comparable to the levels of coverage carried by the Company's competitors. The Company generally obtains contractual indemnification from its customers whereby such customers agree to protect and indemnify the Company to some degree for liabilities resulting from pollution and damage to the environment, damage to wells, reservoirs and other customer property, control of wild wells, drilling of relief wells and personnel injuries. The Company does not generally maintain business interruption or loss of hire insurance. The losses or liabilities resulting from uninsured or underinsured events, the failure of a customer to meet indemnification obligations or the failure of one or more of the Company's insurance providers to meet claim obligations could have a material adverse affect on the Company's financial position, results of operations and cash flows.

       The cost of many of the types of insurance coverage maintained by the Company are increasing significantly. In addition, insurance market conditions may result in retention of additional risk by the Company, through higher insurance deductibles or otherwise. Very few insurance carriers offer certain types of insurance coverage maintained by the Company, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates.

       Terrorist acts or acts of war may cause damage to or disruption of the Company's operations, its employees, its property and equipment, or its customers, suppliers and subcontractors, which could significantly impact the Company's financial position, results of operations and cash flows. The terrorist attacks that occurred in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The long-term effects on the Company's operations of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create many economic and political uncertainties, including an impact upon oil and gas exploration and development, which could adversely affect the Company's operations in ways that cannot be readily determined.

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 43% in 2001 and 34% in 2000. The Company's international operations are subject to political, economic and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

       The Company has historically maintained insurance coverage and contractual indemnities that protect it from most, but not all, of the risks associated with its foreign operations. However, there can be no assurance that any particular type of insurance coverage will be available in the future or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates. Accordingly, a significant event for which the Company is uninsured or underinsured, or for which the Company fails to recover a contractual indemnity from a customer, could cause a material adverse affect on the Company's financial position, results of operations and cash flows.

       The Company is subject to various tax laws and regulations in substantially all of the foreign countries in which it operates. The Company evaluates applicable tax laws and employs various business structures and operating strategies in foreign countries to reduce the level of taxation on its revenues, income and assets. Actions by foreign tax authorities that impact the Company's business structures and operating strategies, such as changes to tax laws and regulations or repeal of same, adverse rulings in connection with audits, or other challenges may result in substantially increased tax expense.

       The Company's international operations also face the risk of fluctuating currency values and exchange controls. The countries in which the Company operates have occasionally enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which match its expenditure requirements in such currencies. The Company also uses derivative financial instruments, on a limited basis, to reduce its exposure to foreign currency risk.

       The Company currently has contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since the Company's drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	61	Chairman of the Board, Chief Executive Officer and Director

Richard A. Wilson	64	Executive Vice President and Director

William S. Chadwick, Jr.	54	Senior Vice President, Member - Office of the President and Chief Operating Officer

C. Christopher Gaut	45	Senior Vice President, Member - Office of the President and Chief Operating Officer

Phillip J. Saile	50	Senior Vice President, Member - Office of the President and Chief Operating Officer

Marshall Ballard	59	Vice President - Marketing

Eugene R. Facey	54	Vice President - Engineering

H. E. Malone	58	Vice President - Finance

Cary A. Moomjian, Jr.	54	Vice President, General Counsel and Secretary

David A. Armour	44	Controller

Richard A. LeBlanc	51	Treasurer

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

       Richard A. Wilson has been a Director of the Company since June 1990. Mr. Wilson joined the Company in July 1988 and was elected to his present position as Executive Vice President and Senior Advisor to the Chairman effective January 2002. Prior to his current position, Mr. Wilson served the Company as Senior Vice President and Chief Operating Officer. Mr. Wilson holds a Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming.

       William S. Chadwick, Jr. joined the Company in June 1987 and was elected to his present position of Senior Vice President, Member - Office of the President and Chief Operating Officer effective January 2002. Prior to his current position, Mr. Chadwick served the Company as Vice President - Administration and Secretary. Mr. Chadwick holds a Bachelor of Science Degree in Industrial Management from the University of Pennsylvania.

       C. Christopher Gaut joined the Company in December 1987 and was elected to his present position of Senior Vice President and Chief Financial Officer, Member - Office of the President and Chief Operating Officer effective January 2002. Prior to his current position, Mr. Gaut served the Company as Senior Vice President and Chief Financial Officer. Mr. Gaut holds a Bachelor of Arts Degree in Engineering Science from Dartmouth College and a Master of Business Administration Degree in Finance from The Wharton School of the University of Pennsylvania.

       Phillip J. Saile joined the Company in August 1987 and was elected to his present position of Senior Vice President, Member - Office of the President and Chief Operating Officer effective January 2002. Prior to his current position, Mr. Saile served the Company as Vice President - Operations. Mr. Saile holds a Bachelor of Business Administration Degree from the University of Mississippi.

       Marshall Ballard joined the Company in August 1993 and was elected to his present position of Vice President - Marketing effective January 2002. Prior to his current position, Mr. Ballard served the Company as Vice President - Business Development. Mr. Ballard holds a Bachelor of Arts Degree in History from the University of North Carolina and a Law Degree from Tulane University.

       Eugene R. Facey joined the Company in August 1996 and was elected Vice President - Engineering effective May 2001. Prior to his current position, Mr. Facey served the Company as Vice President - Operations. From 1990 to 1996, Mr. Facey served in various capacities as an employee of Wilrig AS and Transocean AS, most recently as Vice President International Operations. Mr. Facey holds a Bachelor of Science Degree in Civil Engineering from the University of Virginia.

       H. E. Malone joined the Company in August 1987 and was elected Vice President - Finance effective January 2002. Prior to his current position, Mr. Malone served the Company as Vice President - Controller. Mr. Malone holds Bachelor of Business Administration Degrees from The University of Texas and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

       Cary A. Moomjian, Jr. joined the Company in January 2002 and thereupon was elected Vice President, General Counsel and Secretary. From 1976 to 2001, Mr. Moomjian served in various capacities as an employee of Santa Fe International Corporation, most recently as Vice President, General Counsel and Secretary. Mr. Moomjian holds a Bachelor of Arts Degree from Occidental College and a Juris Doctorate Degree from Duke University School of Law.

       David A. Armour joined the Company in October 1990 and was elected Controller effective January 2002. Prior to his current position, Mr. Armour served the Company as Assistant Controller. From 1981 to 1990, Mr. Armour served in various capacities as an employee of the public accounting firm Deloitte & Touche LLP, and its predecessor firm, Touche Ross & Co. Mr. Armour holds a Bachelor of Business Administration Degree from The University of Texas.

       Richard A. LeBlanc joined the Company in July 1989 and was elected Treasurer in May 1995. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration Degree, both from Louisiana State University.

       Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

Employees

       The Company had approximately 3,500 full-time employees worldwide as of February 7, 2002. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company has not experienced any significant work stoppages or strikes as a result of labor disputes.

       The Company is highly dependent upon its experienced drilling rig and marine vessel crews and supervisory workforce, which contribute significantly to operational performance. There may be increased labor union efforts to organize offshore employees, primarily in the Gulf of Mexico and the North Sea, which may adversely impact the Company's cost of labor and ability to retain its current workforce or hire comparable personnel.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2002:

JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

North America
ENSCO 55	1981/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	ADTI
ENSCO 60	1981/1997	Lev-111-C	300'/25,000'	Gulf of Mexico	Bois d'Arc
ENSCO 64	1973/2002	MLT-53-S	350'/30,000'	Gulf of Mexico	Committed(1)
ENSCO 67	1976/1996	MLT-84-S	400'/30,000'	Gulf of Mexico	Hunt Oil
ENSCO 68	1976	MLT-84-S	350'/30,000'	Gulf of Mexico	J. M. Huber(2)
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	Walter Oil
ENSCO 81	1979	MLT-116-C	350'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 82	1979	MLT-116-C	300'/25,000'	Gulf of Mexico	BP
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	AEDC
ENSCO 84	1981	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Apache Energy
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	Unocal(3)
ENSCO 88	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Dominion
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 90	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Dunhill
ENSCO 93	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	BP
ENSCO 95	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	ChevronTexaco
ENSCO 98	1977	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	LLOG Exploration
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil

Europe
ENSCO 70	1981/1996	Hitachi-300-C NS	250'/30,000'	Denmark	DONG
ENSCO 71	1982/1995	Hitachi-300-C NS	225'/25,000'	Denmark	Maersk
ENSCO 72	1981/1996	Hitachi-300-C NS	225'/25,000'	The Netherlands	Conoco(4)
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	United Kingdom	Available(5)
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	The Netherlands	HRL(6)
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	United Kingdom	Conoco
ENSCO 100	1987/2000	MLT-150-88-C	325'/30,000'	The Netherlands	Available(5)
ENSCO 101	2000	KFELS - MOD V	400'/30,000'	Denmark	DONG

Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	Indonesia	BP
ENSCO 51	1981	FG-780II-C	300'/25,000'	Singapore	Mobilization(7)
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Malaysia	Petronas
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	Thailand	Unocal
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	Singapore	Mobilization(7)
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	Apache Energy
ENSCO 57	1982/1997	FG-780II-C	300'/25,000'	Thailand	Unocal
ENSCO 94	1981/2001	Hitachi-250-C	250'/25,000'	Qatar	Ras Laffan
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Qatar	Occidental Petroleum
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Qatar	Maersk

SEMISUBMERSIBLE RIG
Rig Name	Year Built	Rig Type	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	Burlington

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Venezuela	Available(5)
ENSCO II	1999	30,000'	Venezuela	ChevronTexaco
ENSCO III	1999	30,000'	Venezuela	Available(5)
ENSCO XI	1994	25,000'	Venezuela	Available(5)
ENSCO XII	1994	25,000'	Trinidad and Tobago	Available(5)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(5)
ENSCO XV	1994	25,000'	Venezuela	Stacked(5)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 23	1980/1998	25,000'	Gulf of Mexico	Available(5)
ENSCO 24	1980/1998	25,000'	Gulf of Mexico	Available(5)
ENSCO 25	1980/1998	30,000'	Gulf of Mexico	ChevronTexaco
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	ExxonMobil
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	W&T Offshore(8)

Notes:
(1)	The ENSCO 64 was in the shipyard on February 15, 2002, but is committed to El Paso Production and is scheduled to commence drilling operations prior to March 1, 2002 under a contract executed on February 19, 2002.
(2)	The ENSCO 68 was idle on February 15, 2002, but has secured a contract with J.M. Huber and is scheduled to commence drilling operations prior to March 1, 2002.
(3)	The ENSCO 87 was idle on February 15, 2002, but has secured a contract with Unocal and is scheduled to commence drilling operations prior to March 1, 2002.
(4)	The ENSCO 72 was in the shipyard on February 15, 2002, but has secured a contract with Conoco and is scheduled to commence drilling operations in April 2002.
(5)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.
(6)	The ENSCO 85 was in the shipyard on February 15, 2002, but has secured a contract with HRL and is scheduled to commence drilling operations in June 2002.
(7)	The ENSCO 51 and ENSCO 54 departed the Gulf of Mexico in January 2002 and are en route to Singapore, where they will enter a shipyard. The ENSCO 51, which sustained extensive damage from a natural gas well fire in March 2001, and which was fully insured with respect to such damage, will undergo repairs and enhancements and is expected to return to service in the fourth quarter of 2002. The ENSCO 54 will undergo minor enhancements and is expected to be available in the second quarter of 2002.
(8)	The ENSCO 29 was idle on February 15, 2002, but has secured a contract with W & T Offshore and is scheduled to commence drilling operations in March 2002.

       The equipment on the Company's drilling rigs includes engines, drawworks, derricks, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a drive mechanism that turns the drill string and drill bit so that the hole is drilled by grinding subsurface materials, which are then carried to the surface by the drilling fluid. The intended well depth, water depth and drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred over other rig types in water depths of 400 feet or less, primarily because jackup rigs provide a more stable drilling platform with above water blowout prevention equipment. All of the Company's jackup rigs are of the independent leg design. The majority of the Company's jackup units are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

       A semisubmersible rig is a floating offshore drilling unit with pontoons and columns that, when flooded with water, cause the unit to be partially submerged to a predetermined depth. Semisubmersibles can be held in a fixed location over the ocean floor by being either anchored to the sea bottom with mooring chains or dynamically positioned by computer-controlled propellers, or "thrusters." The Company's semisubmersible rig, which is capable of drilling in water depths up to 8,000 feet, is a dynamically positioned rig, but it also can be adapted for moored operations.

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

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear or due to technological advancements in drilling equipment. With the exception of ENSCO 51, which is scheduled to undergo repairs of damage sustained from a natural gas well fire, all of the Company's rigs are in good condition. The Company owns all of the rigs in its fleet with the exception of the ENSCO 102, which is under construction, and in which the Company currently owns a 25% interest and has an option to purchase the remaining 75%.

Marine Transportation

       As of February 15, 2002, the Company owns and operates a marine transportation fleet of 28 vessels, consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. The following table provides certain information regarding the Company's current marine transportation vessel fleet:

MARINE FLEET

Vessel Type	No. Of Vessels	Year Built	Horsepower	Length	Current Location

AHTS	5	1975-1983	5,800-12,000	195'-230'	Gulf of Mexico
Supply	23	1977-1985	1,800-3,500	166'-230'	Gulf of Mexico

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company currently rents office space domestically in Houston, Texas, and internationally in Abu Dhabi, Australia, Denmark, Indonesia, Malaysia, the Netherlands, Qatar, Saudi Arabia, Singapore, Thailand, Trinidad and Tobago, and Venezuela.

Item 3.  Legal Proceedings

       In September 2000, the Company and a number of other offshore drilling companies were named as defendants in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denies the plaintiffs' claims, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company has agreed to pay the plaintiffs $625,000. The settlement is awaiting (1) the expiration of an applicable period of time during which parties affected by the settlement can file objections, and (2) final court approval. An amount equal to the settlement has been accrued in the Company's consolidated financial statements for the year ended December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2001 High	$44.49	$40.44	$23.68	$26.23	$44.49
2001 Low	$30.19	$22.88	$12.81	$13.91	$12.81

2000 High	$36.88	$38.69	$43.13	$41.13	$43.13
2000 Low	$20.25	$27.56	$30.88	$22.00	$20.25

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 5, 2002, there were approximately 1,600 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2001. Cash dividends totaling $.10 per share were paid in both 2001 and 2000. On January 29, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.025 per share payable on March 14, 2002 to holders of record on February 26, 2002. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

Item 6.  Selected Consolidated Financial Data

       The selected consolidated financial data set forth below for the five years in the period ended December 31, 2001 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2001		2000		1999		1998		1997
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Operating revenues	$ 817.4		$ 533.8		$ 363.7		$ 813.2		$ 815.1
Operating expenses, excluding D & A	375.7		303.9		262.0		344.5		321.0
Depreciation and amortization (D & A)	124.4		98.7		98.2		83.5		104.8

Operating income	317.3		131.2		3.5		385.2		389.3
Other income (expense), net	(25.4)		(6.0)		1.7		(2.7)		(13.5)

Income before income taxes, minority interest and extraordinary item	291.9		125.2		5.2		382.5		375.8
Provision for income taxes	84.6		39.8		3.5		123.8		137.8
Minority interest		--		--	1.4		4.8		3.1

Income before extraordinary item	207.3		85.4			.3	253.9		234.9
Extraordinary item - extinguishment of debt		--		--		--		--	(1.0)

Net income	$ 207.3		$ 85.4			$.3	$ 253.9		$ 233.9

Basic earnings per share:
Income before extraordinary item	$ 1.5	1	$ .6	2	$ -	-	$ 1.8	2	$ 1.6	7
Extraordinary item	-	-	-	-	-	-	-	-	(.0	1)

Net income per share	$ 1.5	1	$ .6	2	$ -	-	$ 1.8	2	$ 1.6	6

Diluted earnings per share:
Income before extraordinary item	$ 1.5	0	$ .6	1	$ -	-	$ 1.8	1	$ 1.6	4
Extraordinary item	-	-	-	-	-	-	-	-	(.0	1)

Net income per share	$ 1.5	0	$ .6	1	$ -	-	$ 1.8	1	$ 1.6	4

Weighted average common shares outstanding:
Basic	136.9		137.6		136.5		139.6		141.0
Diluted	137.9		139.3		137.7		140.6		142.9

Cash dividends per common share	$ .1	0	$ .1	0	$ .1	0	$ .1	0	$ .0	5

Consolidated Balance Sheet Data
Working capital	$ 312.0		$ 171.6		$ 138.4		$ 316.9		$ 316.2
Total assets	2,323.8		2,108.0		1,983.7		1,992.8		1,772.0
Long-term debt, net of current portion	462.4		422.2		371.2		375.5		400.8
Stockholders' equity	1,440.2		1,328.9		1,234.6		1,245.0		1,076.7

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

       Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, world economic conditions, the legislative environment in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       Industry conditions were adversely impacted during 1999 as a result of curtailed or deferred exploration and development spending by oil companies. Due primarily to cutbacks in oil production by OPEC and to a more favorable outlook for worldwide oil demand, oil prices increased during 1999 and 2000. U.S. natural gas prices also increased significantly during 2000. Higher oil prices and the strong U.S. natural gas market resulted in exploration and development spending increases and improved demand for offshore drilling rigs in 2000, particularly in domestic markets, which experienced improved utilization and significant increases in day rates.

       U.S. natural gas prices declined during 2001 and oil and gas companies reduced Gulf of Mexico exploration and development spending during the second half of 2001. As a result, demand for drilling rigs declined and beginning in the third quarter of 2001, utilization and day rates for Gulf of Mexico jackup rigs began to decrease. Offshore drilling activity in most international markets increased during 2001 as a result of the higher oil prices and increased exploration and development spending by the international oil companies. International market day rates for jackup rigs strengthened during 2001, particularly in Europe and Asia Pacific.

       The Company does not expect the current conditions and activity levels in domestic markets to improve during the first and second quarters of 2002. Provided oil prices do not decline materially from current levels, the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout the remainder of 2002.

RESULTS OF OPERATIONS

       The Company's 2001 results reflect a continued improvement in industry conditions from those experienced during 2000. In 2001, the Company experienced improved operating results from both its marine transportation and contract drilling segments, including both domestic and international regions of its contract drilling segment. The improvement in operating results is primarily attributable to increased day rates and the contributions of the recently constructed ENSCO 7500 and ENSCO 101, which commenced drilling operations in December 2000 and April 2001, respectively.

        The Company's 2000 results reflected a significant improvement in industry conditions from those experienced during 1999. The Company's average day rates and utilization in 2000 were substantially higher than those achieved in 1999. The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 2001 (in millions):

	2001	2000	1999
Operating Results
Revenues	$817.4	$533.8	$363.7
Operating expenses, excluding D & A	375.7	303.9	262.0
Depreciation and amortization (D & A)	124.4	98.7	98.2

Operating income	317.3	131.2	3.5
Other income (expense), net	(25.4)	(6.0)	1.7
Provision for income taxes	84.6	39.8	3.5
Minority interest	--	--	1.4

Net income	$207.3	$ 85.4	$.3

The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 2001 (in millions):

2001	2000	1999
Revenues
Contract drilling
Jackup rigs
North America	$307.8	$277.4	$136.4
Europe	166.5	63.9	60.5
Asia Pacific	104.4	72.7	49.0

Total jackup rigs	578.7	414.0	245.9
Semisubmersible rig - North America	60.1	3.5	-	-
Barge rigs - South America	78.0	44.9	52.1
Platform rigs	35.9	33.7	29.6

Total contract drilling	752.7	496.1	327.6

Marine transportation
AHTS(1)	15.2	13.6	17.4
Supply	49.5	23.9	17.3
Mini-supply	--	.2	1.4

Total marine transportation	64.7	37.7	36.1

Total	$817.4	$533.8	$363.7

Operating Margin(2)
Contract drilling
Jackup rigs
North America	$181.1	$154.7	$ 28.7
Europe	96.5	16.8	26.7
Asia Pacific	54.1	28.5	16.1

Total jackup rigs	331.7	200.0	71.5
Semisubmersible rig - North America	42.1	2.6	-	-
Barge rigs - South America	47.5	20.3	25.0
Platform rigs	10.9	11.7	12.6

Total contract drilling	432.2	234.6	109.1

Marine transportation
AHTS(1)	5.5	4.4	6.6
Supply	20.8	4.4	(1.9)
Mini-supply	-	-	(.2)	(.9)

Total marine transportation	26.3	8.6	3.8

Total	$458.5	$243.2	$112.9

(1)	Anchor handling tug supply vessels.
(2)	Defined as operating revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

       Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

Contract Drilling

       The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 2001, 2000 and 1999.

	2001	2000	1999
Jackup rigs:
North America(1)	21	22	22
Europe(2)	8	8	7
Asia Pacific(1)	8	7	7

Total jackup rigs	37	37	36
Semisubmersible rig - North America(3)	1	1	--
Barge rigs - South America(4)	7	9	9
Platform rigs(5)	5	7	7

Total	50	54	52

(1)	In December 2001, the Company mobilized a jackup rig from the Gulf of Mexico to perform a long-term contract offshore Qatar. At December 31, 2001, the rig was en route and it commenced drilling operations in February 2002.
(2)	The Company completed construction of the ENSCO 101, a harsh environment jackup rig, in February 2000. After mobilization to the North Sea, the rig sustained leg damage while moving onto a drilling location in August 2000. After undergoing leg repairs and leg enhancement, the rig commenced drilling operations in April 2001.
(3)	The ENSCO 7500, the Company's recently constructed deepwater semisubmersible rig, commenced drilling operations in December 2000.
(4)	The Company completed construction of three barge rigs that commenced operations during the first and second quarters of 1999. In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service. The Company expects to sell the two rigs during 2002.
(5)	In September 2001, the Company retired two platform rigs.

       In 2001, revenues for the Company's contract drilling segment increased by $256.6 million, or 52%, and operating margin increased by $197.6 million, or 84%, from 2000. These increases are primarily attributable to higher average day rates for the Company's jackup rig fleet, which increased 39% from the prior year. The increase is also attributable to the impact of operating the ENSCO 7500 and ENSCO 101, the Company's recently constructed semisubmersible and harsh environment jackup rigs that commenced drilling operations in December 2000 and April 2001, respectively. In addition, the Company received $28.8 million in 2001 from the early termination of two long-term contracts for two of the Company's barge rigs in South America. Operating expenses for the contract drilling segment increased by $59.0 million, or 23%, from the prior year due primarily to the operations of the ENSCO 7500 and ENSCO 101, higher personnel costs and $6.3 million of nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

       In 2000, revenues for the contract drilling segment increased by $168.5 million, or 51%, and operating margin increased by $125.5 million, or 115%, from 1999. The increases in revenues and operating margin are primarily attributable to a substantial increase in the average day rates of the Company's jackup rigs located in North America and an increase in the utilization of the Company's overall drilling rig fleet, to 73% in 2000 from 65% in 1999. Operating expenses for the contract drilling segment increased by $43.0 million, or 20%, from the prior year due primarily to increased utilization and increases in performance-based compensation and benefits. The operating margin also improved, and operating expenses decreased, as a result of $6.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

   North America Jackup Rigs

       In 2001, revenues for the Company's North America jackup rigs increased by $30.4 million, or 11%, and the operating margin increased by $26.4 million, or 17%, from 2000. The increases in revenues and operating margin are primarily attributable to a 34% increase in average day rates. Operating expenses increased by $4.0 million, or 3%, from 2000 due primarily to an increase in personnel costs.

       In 2000, revenues for the North America jackup rigs increased by $141.0 million, or 103%, and operating margin increased by $126.0 million, or 439%, as compared to 1999. The increases in revenues and operating margin are due primarily to an 89% increase in average day rates and an increase in utilization to 99% in 2000 from 93% in 1999. Operating expenses increased $15.0 million, or 14%, from the prior year due primarily to increased utilization.

   Europe Jackup Rigs

       The Company's Europe jackup rig fleet includes two international class, harsh environment jackup rigs, the ENSCO 100 and the ENSCO 101. Since its acquisition in December 1997 through October 1999, the ENSCO 100 operated as a water injection unit for a production installation under a long-term bareboat charter contract with the seller. From November 1999 through November 2000, the ENSCO 100 was in the shipyard undergoing conversion from a water injection unit to a conventional drilling unit. The ENSCO 100 commenced drilling operations in December 2000. Construction of the ENSCO 101 began during 1998 in Singapore and was completed in February 2000. After mobilization to the North Sea and completion of final preparations for drilling operations, the ENSCO 101 sustained leg damage while moving onto a drilling location in August 2000. The ENSCO 101 subsequently underwent leg repairs and leg enhancement and commenced drilling operations in April 2001.

       In 2001, revenues for the Europe jackup rigs increased by $102.6 million, or 161%, and the operating margin increased by $79.7 million, or 474%, as compared to 2000. The increase in revenues and operating margin is primarily attributable to a 69% increase in average day rates and to an increase in utilization to 88% in 2001 from 59% in 2000. Operating expenses increased by $22.9 million, or 49%, from the prior year due primarily to higher utilization.

       In 2000, revenues for the Europe jackup rigs increased by $3.4 million, or 6%, while operating margin decreased by $9.9 million, or 37%, as compared to 1999. The increase in revenues is due primarily to an increase in utilization to 59% in 2000 from 48% in 1999, offset in part by a 25% decline in average day rates in 2000. The decrease in operating margin is attributable to the ENSCO 100 and ENSCO 101. The ENSCO 100 was in the shipyard during the majority of 2000 compared to operating under a bareboat charter during the majority of 1999. The ENSCO 101 also was in the shipyard after incurring leg damage in August 2000. Operating expenses increased $13.3 million, or 39%, from the prior year due to higher utilization and the addition of the ENSCO 101 to the fleet during 2000.

   Asia Pacific Jackup Rigs

       In 2001, revenues for the Asia Pacific jackup rigs increased by $31.7 million, or 44%, and the operating margin increased by $25.6 million, or 90%, as compared to 2000. These increases are due primarily to a 13% increase in average day rates and to an increase in utilization to 96% in 2001 from 73% in 2000. Operating expenses increased by $6.1 million, or 14%, in 2001 due primarily to higher utilization and $3.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims related to disputes with insurance carriers.

       In 2000, revenues for the Asia Pacific jackup rigs increased by $23.7 million, or 48%, and operating margin increased by $12.4 million, or 77%, as compared to 1999. The increases in revenues and operating margin are due primarily to an increase in utilization to 73% in 2000 from 46% in 1999. Operating expenses increased by $11.3 million, or 34%, from the prior year due primarily to higher utilization. The operating margin also improved, and operating expenses decreased, as a result of $3.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

   North America Semisubmersible Rig

       The Company completed construction of the ENSCO 7500, a dynamically positioned deepwater semisubmersible rig, in the fourth quarter of 2000. The rig completed sea trials and commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three-year contract.

       In 2001, ENSCO 7500 earned $60.1 million of revenue and contributed $42.1 million to the Company's operating margin while receiving an average day rate of approximately $180,000.

   South America Barge Rigs

       In September and November of 2001, a customer elected to terminate two long-term contracts after approximately half of the respective five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. In connection with the two contract terminations, the Company received lump sum, early contract termination payments totaling $28.8 million, all of which was recognized as revenue during 2001. Excluding the early contract termination revenue, revenues increased by $4.3 million, or 10%, and operating margin decreased by $1.6 million, or 8%, from the prior year. The increase in revenues is primarily attributable to a 7% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. Operating expenses increased by $5.9 million, or 24%, from the prior year, which contributed to a decrease in operating margin. The increase in operating expenses is primarily due to higher personnel costs resulting from collective contracts with the unions representing petroleum industry personnel in Venezuela and to an increase in costs associated with idle rigs.

       In 2000, revenues for the South America barge rigs decreased by $7.2 million, or 14%, and operating margin decreased by $4.7 million, or 19%, as compared to 1999. The decreases in revenues and operating margin are due primarily to the receipt of $18.4 million in lump-sum, early contract termination payments in January 1999 for six barge rigs that remained idle throughout the remainder of 1999 and 2000. The impact of the early contract termination payments in the prior year was partially offset by the operating results of three newly constructed barge rigs that commenced five-year contracts in March, April and June of 1999. Operating expenses decreased by $2.5 million, or 9%, from the prior year due primarily to costs incurred in 1999 in connection with cold stacking four barge rigs and start-up costs incurred in 1999 in connection with the three newly constructed barge rigs.

   Platform Rigs

       In 2001, revenues for the platform rigs increased by $2.2 million, or 7%, and operating margin decreased by $800,000, or 7%, as compared to 2000. The increase in revenues is primarily due to a 12% increase in average day rates. Operating expenses increased by $3.0 million, or 14%, from the prior year primarily due to higher personnel related costs. The 2001 operating expenses also increased, and the operating margin declined, as a result of $900,000 in nonrecurring reductions in operating expenses in 2000 in connection with the favorable resolution of personal injury claims and related disputes with insurance carriers.

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

Marine Transportation

       At December 31, 2001, the Company had a marine transportation fleet of 28 vessels, consisting of five anchor handling tug supply ("AHTS") vessels and 23 supply vessels. The Company sold seven vessels during 2000 and two vessels during the fourth quarter of 1999 (see Note 4 to the Company's Consolidated Financial Statements). During the third quarter of 1999, the Company added a 196-foot, 6,000 horsepower AHTS vessel to its fleet. The AHTS vessel was leased by the Company until January 2001 when the Company exercised an option and purchased the vessel. All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       In 2001, revenues for the Company's marine transportation segment increased by $27.0 million, or 72%, and operating margin increased by $17.7 million, or 206%. These increases are primarily due to higher average day rates for supply vessels, which increased 80% from the prior year, and higher fleet utilization, which increased to 80% in 2001 from 65% in 2000. Operating expenses increased by $9.3 million, or 32%, from the prior year due primarily to increased utilization and higher personnel related costs.

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

Depreciation and Amortization

       Depreciation and amortization expense in 2001 increased by $25.7 million, or 26%, as compared to 2000. The increase is primarily attributable to a $9.2 million charge in 2001 to reduce the carrying value of two barge rigs in Venezuela to net realizable value (see Note 3 to the Company's Consolidated Financial Statements). The increase also is attributable to an $8.8 million increase in depreciation expense associated with the ENSCO 101 and ENSCO 7500, which were placed in service in July 2000 and December 2000, respectively, and a $5.9 million increase in depreciation expense associated with the ENSCO 100, for which depreciation expense was suspended until November 2000 while the rig was undergoing conversion from a water injection unit to a conventional drilling unit.

       Depreciation and amortization in 2000 increased by $500,000, or 1%, compared to 1999. The increase is primarily attributable to depreciation associated with the ENSCO 101, which was placed in service in July 2000, and three new barge rigs that commenced operations in March, April and June 1999. The increase was partially offset by the suspension of depreciation on the ENSCO 100 while in a shipyard from November 1999 to November 2000 undergoing conversion from a water injection unit to a conventional drilling unit.

General and Administrative

       General and administrative expense in 2001 increased by $3.5 million, or 26%, as compared to 2000. The increase is primarily attributable to increases in performance-based compensation and professional fees.

       General and administrative expense in 2000 increased by $2.1 million, or 19%, as compared to 1999. The increase is primarily attributable to increases in performance-based compensation, professional fees and travel expenses.

Other Income (Expense)

       Other income (expense) for each of the three years in the period ended December 31, 2001, is as follows (in millions):

	2001	2000	1999
Interest income	$ 8.3	$ 7.1	$13.7
Interest expense, net:
Interest expense	(35.0)	(30.1)	(31.7)
Capitalized interest	2.2	16.7	12.4

	(32.8)	(13.4)	(19.3)
Other, net	(.9)	.3	7.3

	$(25.4)	$(6.0)	$ 1.7

       Interest income increased $1.2 million in 2001, as compared to 2000, due primarily to higher average invested cash balances, partially offset by a decrease in average interest rates. In 2000, interest income decreased $6.6 million, as compared to 1999, due primarily to lower average invested cash balances.

       Interest expense increased $4.9 million in 2001, as compared to 2000. The increase is primarily attributable to increased average debt balances, resulting from the 15-year bonds issued in January 2001 to finance the cost of the ENSCO 7500, partially offset by a decrease in effective interest rates. In 2000, interest expense decreased $1.6 million, as compared to 1999. The decrease is attributable to lower effective interest rates resulting from the Company's redemption of the 9-7/8% Senior Subordinated Notes of its wholly-owned sudsidiary, Dual Holding Company, in March 2000 (see "Liquidity and Capital Resources - Financing and Capital Resources").

       Capitalized interest decreased $14.5 million in 2001, as compared to 2000. The decrease is attributable to a reduction in capital invested in the ENSCO 7500 and ENSCO 101 construction projects, which were completed in 2000. In 2000, capitalized interest increased $4.3 million, as compared to 1999. The increase in 2000 is due primarily to additional investments in rig construction projects, primarily the ENSCO 7500 semisubmersible rig.

       Other, net in 2001 includes a $625,000 provision for the settlement of a class action, anti-trust lawsuit (see "Item 3. Legal Proceedings" and Note 11 to the Company's Consolidated Financial Statements). Other, net in 2000 includes a net gain of $500,000 relating to the sale of seven marine vessels (see Note 4 to the Company's Consolidated Financial Statements) and a $500,000 charge in connection with the early retirement of certain debt acquired in 1996 (see Note 5 to the Company's Consolidated Financial Statements). Other, net in 1999 includes a $6.8 million gain relating to the resolution of a dispute involving the sale of four barge rigs and a $500,000 gain in connection with the sale of two marine vessels (see Note 4 to the Company's Consolidated Financial Statements).

Provision for Income Taxes

       The Company recorded income tax expense of $84.6 million, $39.8 million and $3.5 million in the years ended December 31, 2001, 2000 and 1999, respectively. The $44.8 million increase in income tax provision from 2000 to 2001 is primarily due to increased profitability in 2001, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 29.0% in 2001 from 31.8% in 2000 primarily due to changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to increases in certain tax credits and income not subject to tax. The $36.3 million increase in income tax provision from 1999 to 2000 is primarily due to the increased level of profitability during 2000, particularly in the Company's domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations and Capital Expenditures

	Year Ended December 31,
	2001	2000	1999
	(in millions)

Cash flow from operations	$421.5	$137.8	$116.2

Capital expenditures:
New construction and acquisitions	$ 19.6	$162.5	$215.9
Enhancements	95.7	72.8	21.1
Sustaining	29.9	20.8	11.1

	$145.2	$256.1	$248.1

       In 2001, cash flow from operations increased by $283.7 million, or 206%, as compared to 2000. The increase in cash flow from operations in 2001 is attributable to an increase in the Company's level of profitability and an increase in cash flow from working capital changes. In 2000, cash flow from operations increased by $21.6 million, or 19%, as compared to 1999. The increase in cash flow from operations in 2000 is attributable to substantially improved operating margins, partially offset by a significant reduction in cash flow from working capital changes.

       The Company continues to expand the size and quality of its drilling rig and marine vessel fleets. During the last three years, the Company has invested $398.0 million in new construction and acquisitions and an additional $189.6 million upgrading and enhancing the capability and extending the service lives of its drilling rigs and marine vessels as a part of its ongoing enhancement program. During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in the ENSCO 102, a harsh environment jackup rig under construction. The Company will contribute $30.0 million and certain management and procurement services for its 25% interest, $15.0 million of which was paid in 2000 and $15 million that is scheduled to be paid in 2002. Construction of the ENSCO 102 is expected to be completed in the second quarter of 2002 and the Company has an option to acquire the remaining 75% interest in the rig at any time during the construction period or the two-year period following construction completion.

       Management anticipates that capital expenditures in 2002 will total approximately $210 million, including an estimated $150 million for upgrades and enhancements and $40 million for sustaining operations. The Company may also elect to exercise its option to acquire the remaining 75% interest in the ENSCO 102 or make capital expenditures to construct or acquire additional rigs and vessels in 2002, depending on market conditions and opportunities.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	2001	2000	1999

Long-term debt	$ 462.4	$ 422.2	$ 371.2
Total capital	1,902.6	1,751.1	1,605.8
Long-term debt to total capital	24.3%	24.1%	23.1%

       In June 1999, the Company received a commitment from the United States Maritime Administration ("MARAD") for the guarantee of approximately $195 million of long-term debt for the construction of the ENSCO 7500, the Company's deepwater semisubmersible rig. The MARAD guarantee covers both an interim term loan during the construction period (the "Interim Construction Loan") and 15-year bonds issued upon completion of construction. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding at December 31, 2000 totaled $137.3 million. On January 25, 2001, the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire the Interim Construction Loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds are being repaid in 30 equal semiannual installments of $6.3 million, which commenced in June 2001 and will end in December 2015.

       In March 2000, the Company exercised its option to redeem all of the 9-7/8% Senior Subordinated Notes due 2004 of its wholly-owned subsidiary, Dual Holding Company, at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest.

       The Company's total capital increased $151.5 million during the year ended December 31, 2001, primarily due to the profitability of the Company and the net increase in long-term debt, partially offset by the payment of $84.2 million for repurchase of the Company's common stock and $13.7 million in dividends. The Company's total capital increased $145.3 million during the year ended December 31, 2000, primarily due to the profitability of the Company, the net increase in long-term debt and $14.3 million from the issuance of common stock in connection with employee and director incentive plans, partially offset by the payment of $13.8 million in dividends.

       The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of December 31, 2001, the Company has the full $185.0 million available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

Off-Balance Sheet Arrangements

       The Company has no off-balance sheet arrangements and does not utilize "structured finance," "special purpose" or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations and Commercial Commitments

       The Company's significant contractual obligations as of December 31, 2001, and the periods in which such obligations are due, are as follows:

Payments due by period
2003	2005
and	and	After
Total	2002	2004	2006	2006

Long-term debt	$477.3	$12.7	$25.3	$25.3	$414.0
Operating leases	12.9	3.9	3.3	3.2	2.5
Other contractual obligation*	15.0	15.0	-	-	-	-	-	-

Total contractual cash obligations	$505.2	$31.6	$28.6	$28.5	$416.5

*	The Company is scheduled to make a $15 million payment in the second quarter of 2002 that will complete its contractual obligation for the Company's acquisition of a 25% ownership interest in the ENSCO 102.

The Company has no significant commercial commitments. Liquidity The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	2001	2000	1999

Cash and short-term investments	$310.4	$106.6	$165.3
Working capital	312.0	171.6	138.4
Current ratio	3.1	2.5	2.0

       At December 31, 2001, the Company had $278.8 million of cash and cash equivalents, $31.6 million of short-term investments and $23.0 million of long-term investments, as well as $185.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including $226.6 million in contractual obligations and anticipated capital expenditures during 2002, as well as any working capital requirements, from its cash and cash equivalents, short-term investments and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its Credit Agreement or other future financing arrangements.

       The Company has historically funded the majority of its liquidity from operating cash flow. While future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at December 31, 2001 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions or firm commitments. At December 31, 2001, the Company had foreign currency exchange contracts outstanding to exchange $12.4 million U.S. dollars for Great Britain pounds and Danish kroner. The fair value of the Company's outstanding foreign currency exchange contracts at December 31, 2001, a net unrealized gain of $400,000, is included in other current assets.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Due to the short-term nature of many of the Company's contracts and the unpredictable nature of oil and natural gas prices, which impact expenditures for oil and gas drilling, changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, is not determinable at this time.

       Higher oil prices during 2000 and most of 2001 and higher U.S. natural gas prices during 2000 and the first half of 2001 resulted in strong demand for offshore drilling rigs in domestic markets and the Company's domestic day rates increased continuously throughout 2000 and the first half of 2001. However, U.S. natural gas prices have declined significantly in recent months. As a result of this price decline, as well as high U.S. natural gas inventory levels and general concerns about the U.S. economy, the Company has experienced substantial decreases in domestic day rates and reduced utilization. The Company does not expect the current conditions and activity levels in domestic markets to improve during the first half of 2002.

       Demand for offshore drilling rigs in most international markets has been increasing since early 2000. After modest improvements in 2000, international market day rates for jackup rigs increased significantly during 2001. Provided oil prices do not decline materially from current levels, the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout the remainder of 2002.

       In light of current Gulf of Mexico market weakness, the Company is accelerating certain enhancement work and regulatory compliance work on several of its North America jackup rigs. However, all of the Company's 19 North America jackup rigs are currently operating. The Company recently moved three jackup rigs out of the Gulf of Mexico to pursue international opportunities. The ENSCO 94 has been mobilized to Qatar and commenced a long-term contract in February 2002. The ENSCO 51 and ENSCO 54 are en route to Singapore, where they will enter a shipyard before pursuing opportunities in the Asia Pacific region. The ENSCO 51, which sustained extensive damage from a natural gas well fire in March 2001, and which was fully insured with respect to such damage, will undergo repairs and enhancements and is expected to return to service in the fourth quarter of 2002. The ENSCO 54 will undergo minor enhancements and is expected to return to service in the second quarter of 2002. The addition of these three rigs will increase the Company's Asia Pacific rig fleet to ten jackup rigs. The remaining seven rigs in the Asia Pacific region are currently under contract and the Company expects these rigs to remain at full or near full utilization for the remainder of 2002, with the exception of one rig that is scheduled to spend approximately 60 days in the shipyard during the second quarter of 2002 for regulatory work and minor enhancement procedures.

       Currently, four of the Company's eight jackup rigs in the Europe region are idle, including two that are in the shipyard undergoing regulatory work and minor enhancement. The two rigs in the shipyard have secured contracts and are scheduled to commence drilling operations in the second quarter. The Company is actively marketing its two idle rigs without contract commitments. Regulatory work and a minor upgrade project of approximately 60 days duration is scheduled to commence for one additional rig in the second quarter of 2002.

       There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. In September and November of 2001, a customer elected to pay an aggregate $28.8 million to terminate two long-term contracts after approximately half of the five-year contract terms had been completed. In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service and reduced their carrying values. Currently, six of the Company's seven barge rigs that remain in service are idle and three of the six idle barge rigs have not operated since early 1999. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is no indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. The Company evaluates the carrying value of its rigs and vessels when events or changes in circumstances indicate that such carrying values may be impaired and the Company has performed several of such evaluations with respect to its South America barge rig fleet, most recently in December 2001 after the November contract cancellation. If the market conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for its barge rigs in other markets, the Company will continue evaluating the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent. Evaluations of carrying value are subjective and involve expectations of future cash flows based on management's estimates, assumptions and judgements regarding future industry conditions and operations. Future adverse changes in industry conditions or similar events impacting management estimates, assumptions or judgements may cause the Company to reduce its expectations of future cash flows from the barge rigs and determine the carrying value of some or all of the barge rigs has been impaired. At December 31, 2001, the carrying value of the Company's seven barge rigs that remain in service totaled $154.0 million. Any future impairment charges may have a material adverse effect on the Company's operating results.

        After experiencing increased fleet utilization and day rates in the Company's marine transportation segment during 2001, the Company expects the marine transportation market to soften in the near-term as a result of the recent slowdown in Gulf of Mexico drilling activity.

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry conditions and business environment, as well as statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, and (xiii) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

       The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgements made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgements by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment and impairment of assets.

       At December 31, 2001, the carrying value of the Company's property and equipment totaled $1,715.3 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgements by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs and vessels. The Company evaluates the carrying value of its property and equipment and its $103.8 million of goodwill when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

       The estimates, assumptions and judgements used by management in the application of the Company's property and equipment and asset impairment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgements, especially those involving the useful lives of the Company's rigs and vessels and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

       SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

       SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002. Other than the elimination of goodwill amortization, which would have totaled $3.0 million in 2002 absent the issuance of SFAS 142, the adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements. At December 31, 2001, the Company's goodwill totaled $103.8 million.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 became effective January 1, 2002. The Company's adoption of SFAS 144 did not have an impact on its financial position or results of operations.

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

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the Company's independent accountants. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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

REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

       We have audited the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of ENSCO International Incorporated and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

       As explained in Note 1 to the financial statements, effective January 1, 2001, the Company adopted Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Prior years' financial statements were not restated.

/s/ Arthur Andersen LLP

Dallas, Texas
January 23, 2002

To the Board of Directors and Stockholders of ENSCO International Incorporated

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of ENSCO International Incorporated and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 25, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
		2001		2000		1999

REVENUES
Contract drilling		$752.7		$496.1		$327.6
Marine transportation		64.7		37.7		36.1

		817.4		533.8		363.7

OPERATING EXPENSES
Contract drilling		320.5		261.5		218.5
Marine transportation		38.4		29.1		32.3
Depreciation and amortization		124.4		98.7		98.2
General and administrative		16.8		13.3		11.2

		500.1		402.6		360.2

OPERATING INCOME		317.3		131.2		3.5

OTHER INCOME (EXPENSE)
Interest income		8.3		7.1		13.7
Interest expense, net		(32.8)		(13.4)		(19.3)
Other, net		(.9)		.3		7.3

		(25.4)		(6.0)		1.7

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST		291.9		125.2		5.2

PROVISION FOR INCOME TAXES
Current income tax expense (benefit)		59.6		17.8		(28.1)
Deferred income tax expense		25.0		22.0		31.6

		84.6		39.8		3.5

MINORITY INTEREST		--		--		1.4

NET INCOME		$207.3		$ 85.4		$.3

EARNINGS PER SHARE
Basic	$1.5	1	$ .6	2		$--
Diluted	1.5	0.6		1		--

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		136.9		137.6		136.5
Diluted		137.9		139.3		137.7

CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .1	0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions, except par value amounts)
	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 278.8	$ 106.6
Short-term investments	31.6	--
Accounts receivable, net	116.5	159.1
Prepaid expenses and other	34.4	23.0

Total current assets	461.3	288.7

PROPERTY AND EQUIPMENT, AT COST	2,386.6	2,269.0
Less accumulated depreciation	671.3	583.7

Property and equipment, net	1,715.3	1,685.3

OTHER ASSETS, NET	147.2	134.0

	$2,323.8	$2,108.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10.1	$ 13.2
Accrued liabilities	126.5	91.2
Current maturities of long-term debt	12.7	12.7

Total current liabilities	149.3	117.1

LONG-TERM DEBT	462.4	422.2

DEFERRED INCOME TAXES	259.1	230.3

OTHER LIABILITIES	12.8	9.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
157.8 million and 157.3 million shares issued	15.8	15.7
Additional paid-in capital	888.6	876.5
Retained earnings	790.2	596.6
Restricted stock (unearned compensation)	(5.4)	(4.9)
Accumulated other comprehensive loss	(9.9)	(1.1)
Treasury stock, at cost, 23.2 million and 18.8 million shares	(239.1)	(153.9)

Total stockholders' equity	1,440.2	1,328.9

	$2,323.8	$2,108.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
	Year Ended December 31,
	2001	2000	1999

OPERATING ACTIVITIES
Net income	$207.3	$ 85.4	$.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	124.4	98.7	98.2
Deferred income tax provision	28.7	22.0	31.6
Tax benefit from stock compensation	3.0	7.0	1.2
Amortization of other assets	10.2	7.0	10.0
Net gain on asset dispositions	(1.5)	(1.6)	(7.9)
Other	1.8	1.5	1.6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	43.1	(73.8)	33.1
Increase in prepaid expenses and other assets	(21.5)	(14.6)	(8.2)
Increase (decrease) in accounts payable	(3.1)	5.1	(1.0)
Increase (decrease) in accrued and other liabilities	29.1	1.1	(42.7)

Net cash provided by operating activities	421.5	137.8	116.2

INVESTING ACTIVITIES
Additions to property and equipment	(145.2)	(256.1)	(248.1)
Proceeds from disposition of assets	5.0	9.4	10.5
Sale (purchase) of short-term and long-term investments	(54.6)	20.9	(20.9)
Acquisition of minority interest	--	(9.7)	--

Net cash used by investing activities	(194.8)	(235.5)	(258.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	52.7	137.3	--
Reduction of long-term borrowings	(12.7)	(77.6)	(23.7)
Repurchase of common stock	(84.2)	--	--
Cash dividends paid	(13.7)	(13.8)	(13.7)
Proceeds from exercise of stock options	7.1	16.9	2.0
Deferred financing costs	(3.3)	(.1)	(6.3)
Other	(.4)	(2.8)	(1.7)

Net cash provided (used) by financing activities	(54.5)	59.9	(43.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	172.2	(37.8)	(185.7)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	106.6	144.4	330.1

CASH AND CASH EQUIVALENTS, END OF YEAR	$278.8	$106.6	$144.4

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

       ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's contract drilling and marine transportation operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide levels of offshore exploration and development spending by oil and gas companies. Levels of offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions, political and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, technological advancements that impact the methods or cost of oil and gas exploration and development, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 12 "Segment Information" for additional information concerning the Company's operations by segment and geographic region).

   Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Pervasiveness of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are reflected in the consolidated statement of income. Translation gains and losses were insignificant for each of the three years in the period ended December 31, 2001. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity and are included in accumulated other comprehensive loss at December 31, 2001 and 2000.

   Cash Equivalents

       The Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

   Short-Term Investments

       Short-term investments are comprised of highly liquid investments having maturities of greater than three months but less than one year at the date of purchase.

   Property and Equipment

       All costs incurred in connection with the acquisition, construction, enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that drilling rigs or marine vessels are under construction or undergoing major enhancements and improvements. Maintenance and repair costs are charged to operating expenses. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

       The Company primarily provides for depreciation on the straight-line method, after allowing for salvage values, over the estimated useful lives of its assets. However, certain drilling rigs and marine vessels acquired prior to 1991, with an aggregate carrying value of $14.7 million at December 31, 2001, are depreciated using the units-of-production method. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from four to 30 years. Marine vessels are depreciated over estimated useful lives ranging from 12 to 20 years. Other equipment is depreciated over estimated useful lives ranging from two to six years. Buildings and improvements are depreciated over estimated useful lives ranging from two to 30 years.

   Goodwill

       Goodwill arising from acquisitions is included in Other Assets, Net on the consolidated balance sheet and is amortized on the straight-line basis over periods ranging from 10 to 40 years. Amortization of goodwill was $3.0 million for the year ended December 31, 2001, and $3.3 million for the years ended December 31, 2000 and 1999.

   Impairment of Assets

       The Company evaluates the carrying value of its long-lived assets, consisting primarily of property and equipment and goodwill, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. For property and equipment used in the Company's operations, the determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. Property and equipment held for sale is recorded at the lower of net book value or net realizable value.

   Operating Revenue and Expenses

       Substantially all of the Company's drilling and marine services contracts are performed on a day rate basis and the term of such contracts is typically for a specific period of time or the period of time required to complete a specific task, such as drilling a well. Contract revenue and expenses are recognized on a per day basis, as the work is performed.

       In connection with some contracts, the Company receives lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to contract commencement or the demobilization of equipment and personnel upon contract completion. The net of mobilization costs incurred and the compensation received is deferred and recognized over the related contract period. Demobilization costs and related compensation are recognized as incurred, upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred.

       In connection with some contracts, the Company receives up-front, lump-sum fees or similar compensation for capital improvements to its rigs or vessels. Such compensation is deferred and recognized as revenue over the related contract period. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset.

       The Company must obtain certifications from various regulatory bodies in order to operate its drilling rigs and marine vessels and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in Current Assets - Prepaid Expenses and Other and Other Assets, Net and totaled $14.1 million and $7.3 million at December 31, 2001 and 2000, respectfully.

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

       All derivatives are recorded on the Company's consolidated balance sheet at fair value and are generally reported in other current assets or accrued current liabilities. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Derivatives qualify for hedge accounting when they are formally designated as hedges at inception of the associated derivative contract and are effective in reducing the risk exposure that they are designated to hedge. The Company's assessment for hedge effectiveness is formally documented at hedge inception and the Company reviews hedge effectiveness throughout the designated hedge period on at least a quarterly basis. Changes in the fair value of derivatives that are designated as hedges of the fair value of recognized assets or liabilities or unrecognized firm commitments ("fair value hedges") are recorded in earnings currently. Changes in the fair value of derivatives that are designated as hedges of the variability in expected future cash flows associated with existing recognized assets or liabilities or forecasted transactions ("cash flow hedges") are recorded in the accumulated other comprehensive loss section of stockholders' equity. Amounts recorded in accumulated other comprehensive loss associated with cash flow hedges are subsequently reclassified into earnings as earnings are affected by the underlying hedged forecasted transaction.

       The Company occasionally enters into derivatives that economically hedge certain risks, but the Company does not designate such derivatives as hedges or the derivatives otherwise do not qualify for hedge accounting under SFAS 133. In these situations, there generally exists a natural hedging relationship where changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Changes in the fair value of these derivatives are recognized in earnings currently.

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

   Earnings Per Share

       For each of the three years in the period ended December 31, 2001, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Year Ended December 31,
	2001	2000	1999

Weighted average common shares outstanding (basic)	136.9	137.6	136.5
Potentially dilutive common shares:
Restricted stock grants	.1	.3	.3
Stock options	.9	1.4	.9

Weighted average common shares outstanding (diluted)	137.9	139.3	137.7

       Options to purchase 2.1 million shares of common stock in 2001, 71,000 shares of common stock in 2000 and 1.7 million shares of common stock in 1999 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

2.  NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

       SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 is effective for all transactions completed after June 30, 2001, except transactions using the pooling-of-interests method that were initiated prior to July 1, 2001. As the Company had no business combination transactions in process or otherwise initiated at June 30, 2001, adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

       SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002. Other than the elimination of goodwill amortization, which would have totaled $3.0 million in 2002 absent the issuance of SFAS 142, the adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements. At December 31, 2001, the Company's goodwill totaled $103.8 million.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The Company's adoption of SFAS 144 did not have an impact on its financial position or results of operations.

3.  VENEZUELA CONTRACT TERMINATIONS AND IMPAIRMENT

       In 1999, the Company completed construction of three barge rigs that commenced five-year contracts for the same customer on Lake Maracaibo in Venezuela. In September and November of 2001, the customer elected to terminate two of the three long-term contracts after approximately half of the five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. In connection with the two contract terminations, the Company received lump sum, early contract termination payments totaling $28.8 million, all of which was recognized as revenue during 2001.

       In addition to the three barge rigs discussed above, the Company owns six other barge rigs in South America. In December 2001, the Company decided to sell the two oldest, least capable rigs in its South America barge rig fleet and has taken these rigs out of service. The carrying value of the two rigs has been reduced to their estimated net realizable value and the Company expects to complete their sale during 2002. A $9.2 million charge was recognized as a result of this decision and is included in depreciation and amortization expense for the year ended December 31, 2001.

       The Company's remaining four barge rigs have not operated, or operated only minimally, since 1999 due to reduced demand for Venezuelan oil production, economic decline and OPEC quota reductions. Accordingly, there is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is no indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs.

       The Company evaluates the carrying value of its rigs and vessels when events or changes in circumstances indicate that such carrying values may be impaired and the Company has performed several of such evaluations with respect to its South America barge rig fleet, most recently in December 2001 after the November contract cancellation. If the market conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for its barge rigs in other markets, the Company will continue evaluating the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent. At December 31, 2001, the carrying value of the Company's seven barge rigs that remain in service totaled $154.0 million.

4.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

Drilling rigs and equipment	$2,125.0	$2,114.3
Marine vessels	105.9	84.6
Other	30.6	28.1
Work in progress	125.1	42.0

	$2,386.6	$2,269.0

       During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in a harsh environment jackup rig under construction. The Company will contribute $30.0 million and certain management and procurement services for its 25% interest. Construction of the rig, which will be named the ENSCO 102, is expected to be completed in the second quarter of 2002 and the Company has an option to acquire the remaining 75% interest in the rig at any time during the construction period or the two-year period following construction completion.

       The Company completed construction of a harsh environment jackup rig, the ENSCO 101, and a deepwater semisubmersible rig, the ENSCO 7500, in February 2000 and December 2000, respectively. Additions to property and equipment for the ENSCO 102, ENSCO 101 and ENSCO 7500 totaled $14.6 million, $129.4 million and $206.6 million in 2001, 2000 and 1999, respectively.

       In addition to the rig construction projects discussed above, the Company's additions to property and equipment in 2001, 2000 and 1999 included $102.9 million, $71.6 million and $20.4 million, respectively, in connection with major modifications and enhancements of rigs and vessels.

       The Company evaluates the performance of its drilling rigs and marine vessels on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive. In connection with such evaluations, the Company sold seven marine vessels during 2000 for aggregate proceeds of $6.1 million and recognized a net gain of $500,000 on the sales. The Company also sold two marine vessels during the fourth quarter of 1999 for aggregate proceeds of $1.9 million and recognized a net gain of $500,000 on the sales. As a result of the vessel sales in 2000 and 1999, the Company no longer owns or operates mini-supply vessels.

       In December 1999, the Company settled certain contractual disputes with Petroleos de Venezuela relating to the October 1998 sale of four barge rigs. As a result of the settlement, the Company received additional consideration and recognized a gain of $6.8 million, or approximately $5.2 million net after taxes and minority interest. The $6.8 million gain is recorded in "Other, net" under Other Income (Expense) in the consolidated statement of income for the year ended December 31, 1999.

5.  LONG-TERM DEBT

       Long-term debt at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

6.36% Bonds due 2015	$177.4	$--
Interim construction loan	--	137.3
6.75% Notes due 2007	149.4	149.3
7.20% Debentures due 2027	148.3	148.3

	475.1	434.9
Less current maturities	(12.7)	(12.7)

Total long-term debt	$462.4	$422.2

    ENSCO 7500 Construction Financing

       In December 1999, the Company entered into a floating rate term loan agreement (the "Interim Construction Loan") with a major financial institution (the "Lender") to provide interim financing during the construction of the ENSCO 7500, the Company's deepwater semisubmersible rig. The Company began borrowing under the Interim Construction Loan in March 2000 and the balance outstanding at December 31, 2000 totaled $137.3 million. Interest on amounts borrowed under the Interim Construction Loan was payable semiannually at a variable rate based on the Lender's cost of funds plus .15% (6.78% at December 31, 2000). The Interim Construction Loan was guaranteed by the United States Maritime Administration ("MARAD").

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500 (the "Bonds"). The Bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the Bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. Net proceeds from the Bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of the $137.3 million Interim Construction Loan.

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

    Revolving Credit Agreement

       In May 1998, the Company entered into a $185.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .4%) depending on the Company's credit rating. The Company also pays a commitment fee (currently .15% per annum) on the undrawn portion of the available credit line, which also is based on the Company's credit rating. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, assets to indebtedness, leverage ratio and tangible net worth. As of December 31, 2001 and 2000, there were no amounts outstanding under the Credit Agreement. The Credit Agreement matures in May 2003.

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

    Maturities

       Maturities of long-term debt, excluding amortization of discounts, are $12.7 million in each of the five years ending December 31, 2006 and $414.0 million thereafter.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Recognition of outstanding derivative instruments at fair value	$ 3.8
Reclassification of unrealized losses on derivative instruments	7.4

Total transition adjustment	$11.2

       The $3.8 million transition adjustment resulted from the recognition of the fair value of the Company's outstanding treasury rate lock agreements to set the interest rate on $150.0 million of its pending 15-year bonds. The treasury rate lock agreements, which were designated and effective as cash flow hedges, were settled for $2.7 million on January 25, 2001, concurrent with the issuance of the Company's bonds. The $2.7 million unrealized loss is being reclassified from accumulated other comprehensive loss to interest expense over the 15-year life of the bonds. The $1.1 million change in the fair value of the treasury rate lock agreements from January 1, 2001 to January 25, 2001 has been included in other comprehensive income (loss) for the year ended December 31, 2001.

       The $7.4 million transition adjustment resulted from the reclassification of unrealized losses on derivatives previously reported as deferred finance costs and included in other assets on the consolidated balance sheet. These unrealized losses are being reclassified from accumulated other comprehensive loss to interest expense over the life of the associated debt.

       Accumulated other comprehensive loss at December 31, 2001, also includes $400,000 of unrealized gains resulting from the increase in fair value of various qualifying foreign currency cash flow hedges. These unrealized gains will be reclassified to operating expenses over periods corresponding to the associated hedged forecasted transactions, which range from January 2002 to May 2002.

       The estimated amount of unrealized gains and losses on derivatives included in accumulated other comprehensive loss at December 31, 2001 that will be reclassified into earnings during the next 12 months, is as follows:

Unrealized losses reclassified to interest expense	$.8
Unrealized gains reclassified to operating expenses	(.4)

Net unrealized loss reclassified to earnings	$.4

7. COMPREHENSIVE INCOME The components of the Company's comprehensive income for the years ended December 31, 2001, 2000 and 1999, are as follows (in millions):

	2001	2000		1999

Net Income	$207.3	$85.4			$.3
Other comprehensive income (loss)
Transition adjustment for cumulative effect of adopting SFAS 133	(11.2)	-	-	-	-
Net change in fair value of derivatives	1.5	-	-	-	-
Reclassification of unrealized gains and losses on derivatives from other comprehensive income (loss) into net income	.9	-	-	-	-

Net other comprehensive income (loss)	(8.8)	-	-	-	-

Total comprehensive income	$198.5	$85.4			$.3

The components of the accumulated other comprehensive loss section of stockholders' equity at December 31, 2001 and 2000, are as follows (in millions):

	December 31,
	2001	2000

Cumulative translation adjustment	$1.1	$1.1
Net unrealized losses on derivatives	8.8	-	-

Total accumulated other comprehensive loss	$9.9	$1.1

8.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the three years in the period ended December 31, 2001.

       During 2001, the Company repurchased 4.3 million shares of its common stock at a cost of $84.2 million (an average cost of $19.37 per share).

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 2001 is as follows (shares in thousands, dollars in millions):

								Restricted		Accumulated
				Additional				Stock		Other
	Common Stock			Paid-In		Retained		(Unearned		Comprehensive		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Loss		Stock

BALANCE, December 31, 1998	155,576	$15.6		$846.1		$538.4		$(7.7)		$(1.1)		$(146.3)
Net income	--	-	-	-	-		.3	-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	334	-	-	3.0		-	-		(.1)	-	-	(2.6)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.5		-	-	-	-
Tax benefit from stock
compensation	--	-	-	1.2		-	-	-	-	-	-	-	-

BALANCE, December 31, 1999	155,910	15.6		850.3		525.0		(6.3)		(1.1)		(148.9)
Net income	--	-	-	-	-	85.4		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.8)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,364.1			19.2		-	-	-	-	-	-	(5.0)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-	-	-
Tax benefit from stock
compensation	--	-	-	7.0		-	-	-	-	-	-	-	-

BALANCE, December 31, 2000	157,274	15.7		876.5		596.6		(4.9)		(1.1)		(153.9)
Net income	--	-	-	-	-	207.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	567.1			9.1		-	-	(1.4)		-	-	(1.0)
Repurchase of common stock	--	-	-	-	-	-	-	-	-	-	-	(84.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-		.9	-	-	-	-
Tax benefit from stock
compensation	--	-	-	3.0		-	-	-	-	-	-	-	-
Transition adjustment for cumulative
effect of adopting SFAS 133	--	-	-	-	-	-	-	-	-	(11.2)		-	-
Net change in fair value of derivatives	--	-	-	-	-	-	-	-	-	1.5		-	-
Reclassification of unrealized gains
and losses on derivatives from other comprehensive income (loss) into net income	--	-	-	-	-	-	-	-	-		.9	-	-

BALANCE, December 31, 2001	157,841	$15.8		$888.6		$790.2		$(5.4)		$(9.9)		$(239.1)

       At December 31, 2001 and 2000, the outstanding shares of the Company's common stock, net of treasury shares, were 134.6 million and 138.5 million, respectively.

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

	2001	2000	1999

Risk-free interest rate	4.7%	6.6%	5.1%
Expected life (in years)	4.2	3.8	4.3
Expected volatility	53.3%	52.7%	44.2%
Dividend yield	.3%	.3%	1.1%

       The following table reflects pro forma net income and earnings per share as if the Company had accounted for employee stock options under the fair value method prescribed by SFAS 123 (in millions, except per share amounts):

	2001		2000		1999
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

Net income (loss)	$207.3	$200.8	$85.4	$80.6	$ .3	$(4.5)
Basic net income (loss) per share	1.51	1.4	7.62	.59	--	(0.3)
Diluted net income (loss) per share	1.50	1.4	7.61	.58	--	(.03)

       The pro forma adjustments in 2001, 2000 and 1999 may not be representative of pro forma adjustments in future years since the estimated fair value of stock options is amortized to expense over the vesting period, additional options may be granted in future years and the assumptions used to determine fair value can vary significantly.

       A summary of stock option transactions under the 1998 Plan, Directors Plan and the ENSCO Incentive Plan is as follows (shares in thousands):

	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,427	$15.80	4,736	$14.87	2,922	$18.44
Granted	2,118	33.98	104	32.24	2,176	9.19
Exercised	(520)	14.57	(1,351)	13.93	(319)	8.63
Forfeited	(180)	24.35	(62)	13.39	(43)	15.92

Outstanding at end of year	4,845	$23.57	3,427	$15.80	4,736	$14.87

Exercisable at end of year	1,780	$19.83	1,433	$20.23	1,718	$17.61
Weighted average fair value of options granted during the year		$15.74		$14.93		$ 3.60

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/01	Contractual Life	Exercise Price	at 12/31/01	Exercise Price

$ 9	1,577	2.1 years	$ 9.00	594	$ 9.00
15 - 19	84	2.0 years	17.43	50	17.36
19 - 23	15	3.0 years	21.59	15	21.59
23 - 27	1,026	0.4 years	24.70	1,015	24.71
27 - 30	15	1.3 years	29.31	14	29.31
30 - 34	1,987	4.3 years	33.87	11	31.05
34 - 38	141	3.9 years	36.46	81	36.08

	4,845	2.7 years	$23.57	1,780	$19.83

       At December 31, 2001, 6.9 million shares were available for grant as options or incentive grants under the 1998 Plan and 378,000 shares were available for grant as options under the Directors Plan.

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

       An aggregate 2.7 million shares of common stock have been issued as incentive stock grants under the 1998 Plan and previous plans, of which 2.3 million were vested at December 31, 2001. Incentive stock grants issued during the three years in the period ended December 31, 2001, were as follows: 40,000 shares at a fair value of $37.86 per share in 2001, 10,000 shares at a fair value of $35.19 per share in 2000 and 10,000 shares at a fair value of $16.44 per share in 1999. At December 31, 2001, there were 952,500 shares of common stock available for incentive stock grants under the 1998 Plan. Incentive stock grants for 294,500 shares of common stock were outstanding at December 31, 2001, and vest as follows: 54,000 shares in years 2002 through 2004, 42,000 shares in 2005, 31,500 shares in 2006, 26,500 shares in 2007, 17,500 shares in 2008, 6,000 shares in 2009, 5,000 shares in 2010 and 4,000 shares in 2011.

    Savings Plan

       The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions of $8.5 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively. The Company recorded no profit sharing contribution provision for the year ended December 31, 1999.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $4.2 million, $1.6 million and $2.6 million in 2001, 2000 and 1999, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The Company's Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $200,000 in 2001, $93,000 in 2000 and $117,000 in 1999. A SERP liability of $3.9 million and $3.6 million is included in other liabilities at December 31, 2001 and 2000, respectively.

10.  INCOME TAXES

       The Company had income of $193.8 million, $122.8 million and a loss of $40.1 million from its operations before income taxes in the United States and income of $98.1 million, $2.4 million and $45.3 million from its operations before income taxes in foreign countries for the years ended December 31, 2001, 2000 and 1999, respectively.

       The components of the provision for income taxes for each of the three years in the period ended December 31, 2001 are as follows (in millions):

	2001	2000	1999

Current income tax expense (benefit):
Federal	$32.5	$13.1	$(34.6)
State	1.0	--	--
Foreign	26.1	4.7	6.5

	59.6	17.8	(28.1)

Deferred income tax expense (benefit):
Federal	26.6	23.4	24.4
Foreign	(1.6)	(1.4)	7.2

	25.0	22.0	31.6

Total income tax expense	$84.6	$39.8	$ 3.5

Significant components of deferred income tax assets (liabilities) as of December 31, 2001 and 2000 are comprised of the following (in millions):
2001	2000

Deferred tax assets:
Net operating loss carryforwards	$.9	$ 6.7
Foreign tax credit carryforwards	23.1	12.2
Alternative minimum tax credit carryforwards	4.4	-	-
Liabilities not deductible for tax purposes	3.0	2.8
Accrued benefits	2.3	1.1
Other	-	-	.1

Total deferred tax assets	33.7	22.9

Deferred tax liabilities:
Property	(247.6)	(211.0)
Intercompany transfers of property	(23.7)	(25.8)
Maritime capital construction fund	(9.4)	(9.4)
Other	(6.7)	(5.3)

Total deferred tax liabilities	(287.4)	(251.5)

Net deferred tax liabilities	$(253.7)	$(228.6)

Net current deferred tax asset	$ 5.4	$ 1.7
Net noncurrent deferred tax liability	(259.1)	(230.3)

Net deferred tax liability	$(253.7)	$(228.6)

The consolidated effective income tax rate for each of the three years in the period ended December 31, 2001, differs from the United States statutory income tax rate as follows:

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(7.3)	(4.4)	31.6
Goodwill amortization	1.0	.9	22.4
Other	.3	.3	(21.7)

Effective income tax rate	29.0%	31.8%	67.3%

       At December 31, 2001, the Company had net operating loss carryforwards of $2.4 million and foreign tax credit carryforwards of $23.1 million. If not utilized, the net operating loss carryforwards expire in 2007 and the foreign tax credit carryforwards expire from 2002 through 2006. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 2001 was generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant.

11.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $4.3 million in 2001, $3.2 million in 2000 and $3.3 million in 1999. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $3.9 million in 2002; $1.7 million in 2003; $1.7 million in 2004; $1.6 million in 2005; $1.6 million in 2006 and $2.5 million thereafter.

    Anti-trust Lawsuit

       In September 2000, the Company and a number of other offshore drilling companies were named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleges, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denies the plaintiffs' claims, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company has agreed to pay the plaintiffs $625,000. The settlement is awaiting (1) the expiration of an applicable period of time during which parties affected by the settlement can file objections, and (2) final court approval. An amount equal to the settlement has been accrued in "Other, net" under Other Income (Expense) for the year ended December 31, 2001.

12.  SEGMENT INFORMATION

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At December 31, 2001, the Company's contract drilling segment owned and operated a fleet of 50 offshore drilling rigs, including 37 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. At December 31, 2001, the Company's marine transportation segment owned and operated a fleet of 28 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Assets and depreciation expense of the Company's corporate office are not allocated to the operating segments and are included in "Other" in the table below. Segment information for each of the three years in the period ended December 31, 2001 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other	Total

2001
Revenues	$ 752.7	$ 64.7	$--	$ 817.4
Operating income (loss)	300.9	18.9	(2.5)	317.3
Assets	1,899.4	85.0	339.4	2,323.8
Capital expenditures	128.2	13.8	3.2	145.2
Depreciation and amortization	115.7	6.2	2.5	124.4

2000
Revenues	$ 496.1	$ 37.7	$--	$ 533.8
Operating income (loss)	130.0	3.2	(2.0)	131.2
Assets	1,897.6	76.6	133.8	2,108.0
Capital expenditures	230.2	22.4	3.5	256.1
Depreciation and amortization	92.1	4.6	2.0	98.7

1999
Revenues	$ 327.6	$ 36.1	$--	$ 363.7
Operating income (loss)	7.4	(2.2)	(1.7)	3.5
Assets	1,817.3	72.7	93.7	1,983.7
Capital expenditures	246.5	.9	.7	248.1
Depreciation and amortization	91.4	5.1	1.7	98.2

       The Company's operations are concentrated in four geographic regions: North America, Europe, Asia Pacific and South America. At December 31, 2001, the Company's North America operations consisted of 21 jackup rigs, five platform rigs, one semisubmersible rig and 28 oilfield support vessels, all located in the U.S. waters of the Gulf of Mexico. The Company's European operations consist of eight jackup rigs currently deployed in various territorial waters of the North Sea. In Asia Pacific, the Company's operations currently consist of eight jackup rigs deployed in various locations. In South America, the Company's operations consist of seven barge rigs, six of which are located in Lake Maracaibo, Venezuela and one is located in the Gulf of Paria, Trinidad and Tobago. The Company attributes revenues to the geographic location where such revenue is earned and assets to the geographic location of the drilling rig or marine vessel at December 31 of the applicable year. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if the ultimate location of operation is undetermined.

       Information by country for those countries that account for more than 10% of total revenues or 10% of the Company's long-lived assets is as follows (in millions):

Revenues	Long-lived Assets
2001	2000	1999	2001	2000	1999

United States	$468.5	$352.3	$201.7	$ 778.0	$ 705.5	$ 625.3
Netherlands	35.9	10.1	20.5	201.1	288.3	334.9
Venezuela	73.3	44.9	52.1	145.5	177.7	198.6
Denmark	69.3	11.1	-	-	212.6	65.0	--
Other foreign countries	170.4	115.4	89.4	378.1	448.8	418.3

Total	$817.4	$533.8	$363.7	$1,715.3	$1,685.3	$1,577.1

       Revenues from two customers exceeded 10% of consolidated revenue in each of the three years in the period ended December 31, 2001. Revenues from the first customer were $110.9 million, or 14% of consolidated revenue, in 2001, $60.5 million, or 11% of consolidated revenue, in 2000 and $45.5 million, or 13% of consolidated revenue, in 1999. Revenues from the second customer were $100.5 million, or 12% of consolidated revenue, in 2001, $96.6 million, or 18% of consolidated revenue, in 2000 and $44.5 million, or 12% of consolidated revenue, in 1999.

13.  SUPPLEMENTAL FINANCIAL INFORMATION

   Consolidated Balance Sheet Information

       Accounts receivable, net at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

Trade	$111.1	$128.6
Income tax refunds	--	27.1
Other	9.3	7.6

	120.4	163.3
Allowance for doubtful accounts	(3.9)	(4.2)

	$116.5	$159.1

Prepaid expenses and other current assets at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

Prepaid expenses	$ 9.5	$10.1
Inventory	5.1	5.4
Deferred tax asset	5.4	1.7
Deferred regulatory certification and compliance costs	9.7	5.0
Other	4.7	.8

	$34.4	$23.0

Other assets, net at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

Goodwill, net of accumulated amortization of $17.3 million and $17.2 million	$103.8	$106.8
Long-term investments	23.0	--
Deferred finance costs	5.2	13.7
Prepaid taxes on intercompany transfers of property	6.5	7.1
Deferred regulatory certification and compliance costs	4.4	2.3
Other	4.3	4.1

	$147.2	$134.0

Accrued liabilities at December 31, 2001 and 2000 consists of the following (in millions):

	2001	2000

Operating expenses	$ 20.9	$22.7
Accrued capital additions	26.9	17.1
Taxes	46.8	26.7
Payroll	23.9	16.8
Accrued interest	4.7	4.4
Other	3.3	3.5

	$126.5	$91.2

Consolidated Statement of Income Information Maintenance and repairs expense for the years ended December 31, 2001, 2000 and 1999 is as follows (in millions):

	2001	2000	1999

Maintenance and repairs	$44.7	$42.3	$31.5

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the three years in the period ended December 31, 2001 is as follows (in millions):

	2001	2000	1999

Interest, net of amounts capitalized	$30.3	$15.5	$16.8
Income taxes	12.2	22.4	15.8

       Capitalized interest totaled $2.2 million in 2001, $16.7 million in 2000, and $12.4 million in 1999.

       In connection with the Company's acquisition of the 15% minority interest in Caribbean on February 10, 2000, the Company reduced the value of Caribbean's property and equipment by $6.6 million, which represented the excess of the net assets acquired over the Company's acquisition cost.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2001 and 2000 are as follows (in millions):

	2001		2000
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.4	$154.1	$149.3	$146.4
7.20% Debentures	148.3	150.4	148.3	135.7
6.36% Bonds, including current maturities	177.4	177.3	--	--
Interim construction loan, including current maturities	--	--	137.3	137.3

       The estimated fair values of the Notes, Debentures and Bonds were determined using quoted market prices. The estimated fair value of the Interim Construction Loan was determined using interest rates available to the Company at December 31, 2000 for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, short-term and long-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2001 and 2000. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 2001 and 2000 was insignificant.

   Concentration of Credit Risk

       The Company is exposed to credit risk relating to its receivables from customers, its cash and cash equivalents, its short-term and long-term investments and its use of derivative instruments in connection with the management of interest rate risk and foreign currency risk. The Company minimizes its credit risk relating to receivables from customers, which consist primarily of major and independent oil and gas producers as well as government-owned oil companies, by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and investments by maintaining such instruments in high-grade investments through a portfolio of major financial institutions, and by monitoring the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties.

14.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 2001 and 2000 is as follows (in millions, except per share amounts):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Year
2001

Revenues Contract drilling	$180.5	$197.8	$210.3	$164.1	$752.7
Marine transportation	14.8	17.7	17.2	15.0	64.7

195.3	215.5	227.5	179.1	817.4

Direct operating expenses
Contract drilling	80.3	80.1	81.2	78.9	320.5
Marine transportation	9.3	9.6	9.7	9.8	38.4

89.6	89.7	90.9	88.7	358.9

Operating margin	105.7	125.8	136.6	90.4	458.5
Depreciation and amortization	28.9	29.1	28.6	37.8	124.4
General and administrative	3.7	4.2	4.0	4.9	16.8

Operating income	73.1	92.5	104.0	47.7	317.3
Interest income	2.3	2.3	2.0	1.7	8.3
Interest expense, net	(8.3)	(8.5)	(8.2)	(7.8)	(32.8)
Other income (expense)	.2	-	-	(1.2)	.1	(.9)

Income before income taxes	67.3	86.3	96.6	41.7	291.9
Provision for income taxes	20.4	25.1	27.3	11.8	84.6

Net income	$ 46.9	$ 61.2	$ 69.3	$ 29.9	$207.3

Earnings per share
Basic	$ .3	4	$ .4	4	$ .5	1	$ .2	2	$ 1.5	1
Diluted	.3	4.4	4.5	1.2	2	1.5	0

	First			Second		Third		Fourth
	Quarter			Quarter		Quarter		Quarter		Year
2000

Revenues Contract drilling	$ 88.1			$109.1		$140.4		$158.5		$496.1
Marine transportation	8.1			7.5		9.4		12.7		37.7

	96.2			116.6		149.8		171.2		533.8

Direct operating expenses
Contract drilling	56.6			60.7		74.2		70.0		261.5
Marine transportation	7.2			7.0		6.8		8.1		29.1

	63.8			67.7		81.0		78.1		290.6

Operating margin	32.4			48.9		68.8		93.1		243.2
Depreciation and amortization	23.5			23.8		25.2		26.2		98.7
General and administrative	3.1			3.2		3.3		3.7		13.3

Operating income	5.8			21.9		40.3		63.2		131.2
Interest income	2.0			1.3		1.7		2.1		7.1
Interest expense, net	(3.0)			(1.9)		(4.0)		(4.5)		(13.4)
Other income (expense)		.1		.2		.2		(.2)		.3

Income before income taxes	4.9			21.5		38.2		60.6		125.2
Provision for income taxes	1.8			7.2		12.9		17.9		39.8

Net income	$ 3.1			$ 14.3		$ 25.3		$ 42.7		$ 85.4

Earnings per share
Basic	$ .0	2	$ .1	0	$ .1	8	$ .3	1	$ .6	2
Diluted	.0	2.1		0.1		8.3		1.6		1

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

       Pursuant to General Instruction G(3), the additional information required by these items is hereby incorporated by reference to the Company's definitive proxy statement, which involves the election of directors and will be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial statements, financial statement schedules and exhibits filed as part of this report:

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - Arthur Andersen LLP
Report of Independent Accountants - PricewaterhouseCoopers LLP
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.2	-	Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.3	-	Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended, effective March 30, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
4.1	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.2	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).
4.6	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
4.7	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
10.1	-	ENSCO Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.3	-	ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).
10.7	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.8	-	Commitment to Guarantee Obligations dated December 15, 1999, by the United States of America under Title XI of the Merchant Marine Act,1936, as amended, for the benefit of ENSCO Offshore Company (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.9	-	Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company, as Indenture Trustee, which includes as Schedule A the Schedule of Definitions to the Trust Indenture, as Exhibit 1 the General Provisions of the Trust Indenture, and as Exhibit 2 the Forms of Floating Rate Note, Guarantee and Trustee's Authentication Certificate (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.10	-	Security Agreement dated December 15, 1999, between ENSCO Offshore Company and the United States of America pursuant to Title XI of the Merchant Marine Act, 1936, as amended, which includes as Schedule X the Schedule of Definitions to the Security Agreement, and as Exhibit 1 the General Provisions of the Security Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.11	-	Credit Agreement dated December 15, 1999, among ENSCO Offshore Company, Govco Incorporated, Citibank N.A., Citibank International Plc, and Citibank North America, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.12	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.13	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.14	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company [see Exhibit 10.9 above] (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.15	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
*10.16	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as Revised and Restated Effective January 1, 2001.
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of PricewaterhouseCoopers LLP.
*23.2	-	Consent of Arthur Andersen LLP.

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:
1.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
2.	ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
3.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
4.	ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
5.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as Revised and Restated Effective January 1, 2001 (filed as Exhibit 10.16 hereto).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)4(iii)(A) of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K
The Company filed reports on Form 8-K on (i) October 17, 2001, with respect to the contractual status of the Company's offshore rig fleet as of October 17, 2001, (ii) November 16, 2001, with respect to the contractual status of the Company's offshore rig fleet as of November 15, 2001 and (iii) December 18, 2001, with respect to the contractual status of the Company's offshore rig fleet as of December 16, 2001.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2002.

ENSCO International Incorporated (Registrant)

By /s/ C. CHRISTOPHER GAUT C. Christopher Gaut Senior Vice President, Member - Office of the President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL F. THORNE Carl F. Thorne	Chairman, Chief Executive Officer and Director	February 28, 2002

/s/ RICHARD A. WILSON Richard A. Wilson	Executive Vice President and Director	February 28, 2002

/s/ H. E. MALONE H. E. Malone	Vice President - Finance	February 28, 2002

/s/ DAVID A. ARMOUR David A. Armour	Controller	February 28, 2002

/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	February 28, 2002

/s/ CRAIG I. FIELDS Craig I. Fields	Director	February 28, 2002

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 28, 2002

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 28, 2002

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 28, 2002

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 28, 2002