Form 10-Q
period 2002-03-31
ENSCO INTERNATIONAL INC
filed 2002-05-07
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 135,374,864 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 6, 2002.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated:

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation) as of March 31, 2002, and the related consolidated statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of ENSCO International Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
April 15, 2002

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Three Months Ended
March 31,
2002	2001

OPERATING REVENUES	$142.3	$195.3

OPERATING EXPENSES
Operating costs	88.3	89.6
Depreciation and amortization	28.5	28.9
General and administrative	4.4	3.7

121.2	122.2

OPERATING INCOME	21.1	73.1

OTHER INCOME (EXPENSE)
Interest income	1.5	2.3
Interest expense, net	(7.8)	(8.3)
Other, net	8.2	.2

1.9	(5.8)

INCOME BEFORE INCOME TAXES	23.0	67.3

PROVISION FOR INCOME TAXES
Current income taxes	2.0	13.5
Deferred income taxes	4.8	6.9

6.8	20.4

NET INCOME	$ 16.2	$ 46.9

EARNINGS PER SHARE
Basic	$ .1	2	$ .3	4
Diluted	.1	2.3	4

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	134.7	138.2
Diluted	135.4	139.7

CASH DIVIDENDS PER COMMON SHARE	$ .0	25	$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 318.8	$ 278.8
Short-term investments	18.2	31.6
Accounts receivable, net	108.0	116.5
Prepaid expenses and other	35.0	34.4

Total current assets	480.0	461.3

PROPERTY AND EQUIPMENT, AT COST	2,408.1	2,386.6
Less accumulated depreciation	691.5	671.3

Property and equipment, net	1,716.6	1,715.3

OTHER ASSETS, NET	145.8	147.2

	$2,342.4	$2,323.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 6.7	$ 10.1
Accrued liabilities	126.8	126.5
Current maturities of long-term debt	12.7	12.7

Total current liabilities	146.2	149.3

LONG-TERM DEBT	462.4	462.4

DEFERRED INCOME TAXES	263.9	259.1

OTHER LIABILITIES	13.6	12.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
158.2 million and 157.8 million shares issued	15.8	15.8
Additional paid-in capital	897.5	888.6
Retained earnings	803.0	790.2
Restricted stock (unearned compensation)	(5.7)	(5.4)
Accumulated other comprehensive loss	(10.0)	(9.9)
Treasury stock, at cost, 23.4 million and 23.2 million shares	(244.3)	(239.1)

Total stockholders' equity	1,456.3	1,440.2

	$2,342.4	$2,323.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2002	2001

OPERATING ACTIVITIES
Net income	$ 16.2	$ 46.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	28.5	28.9
Deferred income tax provision	4.8	6.9
Tax benefit from stock compensation	.9	2.5
Amortization of other assets	3.0	2.0
Net gain on asset dispositions	(6.2)	(.9)
Other	(1.5)	.1
Changes in operating assets and liabilities:
Decrease in accounts receivable	8.2	6.3
Increase in prepaid expenses and other assets	(3.7)	(2.2)
Decrease in accounts payable	(3.4)	(7.4)
Decrease in accrued liabilities	(2.1)	(.7)

Net cash provided by operating activities	44.7	82.4

INVESTING ACTIVITIES
Additions to property and equipment	(42.1)	(31.8)
Proceeds from disposition of assets	23.7	1.8
Sale of short-term investments	14.7	--

Net cash used by investing activities	(3.7)	(30.0)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	52.7
Cash dividends paid	(3.4)	(3.5)
Proceeds from exercise of stock options	2.6	4.9
Deferred financing costs	--	(3.3)
Other	(.2)	--

Net cash provided (used) by financing activities	(1.0)	50.8

INCREASE IN CASH AND CASH EQUIVALENTS	40.0	103.2

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	278.8	106.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$318.8	$209.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

     The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted within the United States, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted within the United States.

     The financial data for the three month period ended March 31, 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it. The Company's consolidated financial statements for the year ended December 31, 2001 were audited by other independent accountants.

     Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2002. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

     In the first quarter of 2002, the Company settled an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. In connection with this settlement, the Company recognized a $5.8 million gain, which has been included in "Other, net" under Other Income (Expense) in the accompanying consolidated statement of income for the three month period ended March 31, 2002.

Note 2 - Earnings Per Share

     For the three months ended March 31, 2002 and 2001, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001 (in millions):

	2002		2001

Weighted average common shares-basic	134.7		138.2

Potentially dilutive common shares:
Restricted stock grants	-	-	.1
Stock options		.7	1.4

Weighted average common shares-diluted	135.4		139.7

Options to purchase 2.1 million and 82,000 shares of common stock in the first quarters of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Long-term Debt

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by the United States Maritime Administration and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. Net proceeds from the bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of an interim construction loan.

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

       At March 31, 2002, the net unrealized losses on derivative instruments included in other comprehensive loss totaled $8.9 million, and the Company estimates that $747,000 of this amount will be reclassified into earnings during the next twelve months.

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three month periods ended March 31, 2002 and 2001, are as follows (in millions):

	2002		2001

Net income	$16.2		$ 46.9
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	-	-	(11.2)
Net change in fair value of derivatives		.1	1.1
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income		(.2)	.2

Net other comprehensive loss		(.1)	(9.9)

Total comprehensive income	$16.1		$ 37.0

The components of the accumulated other comprehensive loss section of stockholders' equity at March 31, 2002 and December 31, 2001, are as follows (in millions):

	March 31,	December 31,
	2002	2001

Cumulative translation adjustment	$ 1.1	$1.1
Net unrealized losses on derivatives	8.9	8.8

Total accumulated other comprehensive loss	$10.0	$9.9

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. The Company's contract drilling segment owns a fleet of 50 offshore drilling rigs, including 37 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation segment owns a fleet of 28 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three month periods ended March 31, 2002 and 2001 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total

Three Months Ended March 31,
2002
Revenues	$130.0	$ 12.3	$ -	-	$142.3
Operating income (loss)	21.0	.9		(.8)	21.1

2001
Revenues	$180.5	$ 14.8	$ -	-	$195.3
Operating income (loss)	69.7	3.9		(.5)	73.1

Note 7 - New Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002.

       The impact of the adoption of SFAS No. 142 on the Company's net income, basic earnings per share, and diluted earnings per share for the three months ended March 31, 2002 and 2001, as if the adoption took place in the first quarter of 2001, is presented in the following tables (in millions except per share amounts):

	2002		2001

Reported net income	$16.2		$46.9
Add back goodwill amortization, net of tax	-	-		.5

Adjusted net income	$16.2		$47.4

Reported basic earnings per share	$ .1	2	$ .3	4
Goodwill amortization	-	-	-	-

Adjusted basic earnings per share	$ .1	2	$ .3	4

Reported diluted earnings per share	$ .1	2	$ .3	4
Goodwill amortization	-	-	-	-

Adjusted diluted earnings per share	$ .1	2	$ .3	4

       As of January 1, 2002, the Company completed a goodwill impairment test, which involved the use of estimates related to the fair market value of the Company's reporting units to which goodwill was allocated. The tests indicated the Company's goodwill was not impaired. At March 31, 2002, the Company's goodwill totaled $103.8 million.

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

       Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, the political and legislative environments in the U.S. and other major countries, production levels and other activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico and the U.S. natural gas market largely determines domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates for jackup rigs in the Gulf of Mexico through the first half of 2001. U.S. natural gas prices declined during 2001 and oil and gas companies reduced Gulf of Mexico exploration and development spending during the second half of 2001. Current domestic industry day rates remain significantly lower than those experienced during the first half of 2001. However, the Company has recently experienced some increases in day rates on its domestic jackup rigs.

       Industry conditions in most international offshore drilling markets strengthened during 2001 due to increases in exploration and development spending by international oil companies. Demand and day rates for international jackup rigs increased in Asia Pacific during 2001 and such increases have been sustained during the first quarter of 2002. While day rates for jackup rigs in Europe increased in 2001, a softening of drilling demand in 2002 may result in some lower day rates for Europe jackup rigs during the second half of 2002.

     There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Currently, six of the Company's seven barge rigs are idle and three of the six idle barge rigs have not operated since early 1999. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is no indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela.

RESULTS OF OPERATIONS

        The Company's results for the first quarter of 2002 generally reflect a weakened demand for drilling rigs in the Gulf of Mexico, resulting in a decrease in industry day rates and utilization. The weakened demand in domestic drilling operations is somewhat offset by the continued strength of the Company's international operations in Europe and Asia Pacific, where demand and day rates have increased significantly for the quarter ended March 31, 2002, as compared to the prior year quarter.

The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three month periods ended March 31, 2002 and 2001 (in millions):

	2002	2001
Operating Results
Revenues	$142.3	$195.3
Operating expenses, including general & administrative	92.7	93.3
Depreciation and amortization	28.5	28.9

Operating income	21.1	73.1
Other income (expense), net	1.9	(5.8)
Provision for income taxes	6.8	20.4

Net income	$ 16.2	$ 46.9

Revenues
Contract drilling
Jackup rigs:
North America	$ 31.7	$ 95.6
Europe	37.9	29.9
Asia Pacific	40.4	20.3

Total jackup rigs	110.0	145.8
Semisubmersible rig - North America	11.0	12.5
Barge rigs - South America	4.3	12.4
Platform rigs - North America	4.7	9.8

Total contract drilling	130.0	180.5

Marine transportation
AHTS(1)	4.3	3.0
Supply	8.0	11.8

Total marine transportation	12.3	14.8

Total	$142.3	$195.3

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 2.1	$61.2
Europe	21.2	13.4
Asia Pacific	22.4	8.8

Total jackup rigs	45.7	83.4
Semisubmersible rig - North America	4.1	8.2
Barge rigs - South America	.4	4.9
Platform rigs - North America	1.0	3.7

Total contract drilling	51.2	100.2

Marine transportation
AHTS(1)	1.3	.9
Supply	1.5	4.6

Total marine transportation	2.8	5.5

Total	$54.0	$105.7

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three month periods ended March 31, 2002 and 2001:

	2002	2001
Contract Drilling
Rig Utilization:
Jackup rigs:
North America	86%	98%
Europe	69%	82%
Asia Pacific	82%	85%

Total jackup rigs	82%	92%
Semisubmersible rig - North America	69%	80%
Barge rigs - South America	16%	33%
Platform rigs - North America	48%	57%

Total	69%	77%

Average day rates:
Jackup rigs:
North America	$21,481	$49,151
Europe	76,961	50,903
Asia Pacific	58,335	37,847

Total jackup rigs	41,522	47,529
Semisubmersible rig - North America	183,532	179,561
Barge rigs - South America	42,706	45,282
Platform rigs - North America	25,460	26,590

Total	$43,712	$47,736

Marine Transportation
Fleet Utilization:
AHTS*	82%	57%
Supply	67%	81%

Total	70%	77%

Average day rates:
AHTS*	$11,668	$11,607
Supply	5,830	6,999

Total	$ 7,056	$ 7,606

           *  Anchor handling tug supply vessels.

     Discussions relative to each of the Company's operating segments and significant changes in operating results for the three months ended March 31, 2002 compared with the results of the corresponding prior year period are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling The following is an analysis of the Company's offshore drilling rigs at March 31, 2002 and 2001:
	Number of Rigs
	2002	2001
Jackup rigs:
North America(1)	19	22
Europe	8	8
Asia Pacific(1)	10	7

Total jackup rigs	37	37
Semisubmersible rig - North America	1	1
Barge rigs - South America(2)	7	9
Platform rigs - North America(3)	5	7

Total	50	54

(1)	In December 2001, the Company mobilized a jackup rig from the Gulf of Mexico to perform a long-term contract offshore Qatar. The rig commenced drilling operations in February 2002. Additionally, during the first quarter of 2002, the Company mobilized two jackup rigs from the Gulf of Mexico to Singapore where they have entered a shipyard for enhancement and repairs.
(2)	In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service. The Company expects to sell the two rigs during 2002.
(3)	In September 2001, the Company retired two platform rigs.

       First quarter 2002 revenues for the Company's contract drilling segment compared to the first quarter of 2001 decreased by $50.5 million, or 28%, and operating margin decreased by $49.0 million, or 49%. These decreases are due primarily to lower average day rates, which decreased 8% from the prior year quarter, and lower utilization, which decreased to 69% in the first quarter of 2002 from 77% in the first quarter of 2001. Operating expenses for the contract drilling segment decreased by $1.5 million, or 2%, from the prior year due primarily to lower utilization, offset in part by an increase in mobilization costs.

    North America Jackup Rigs

       Revenues for the first quarter of 2002 for the North America jackup rigs decreased by $63.9 million, or 67%, and operating margin decreased by $59.1 million, or 97%, as compared to the prior year first quarter. The decrease in revenues and operating margin is due primarily to a 56% decrease in average day rates as compared to the prior year quarter, and lower utilization, which decreased to 86% in the first quarter of 2002 from 98% in the first quarter of 2001. Additionally, the Company moved three rigs out of the Gulf of Mexico; one rig is currently operating in Qatar and two others are in a shipyard in Singapore where they are undergoing enhancement and repair work. Operating expenses decreased by $4.8 million, or 14%, as compared to the prior year quarter due primarily to the reduced number of rigs operating in the first quarter of 2002 as compared to the prior year quarter.

    Europe Jackup Rigs

       First quarter 2002 revenues for the Europe jackup rigs increased by $8.0 million, or 27%, and operating margin increased by $7.8 million, or 58%, as compared to the prior year quarter. These increases are due primarily to a 51% increase in average day rates, offset somewhat by a decrease in utilization to 69% in the current year quarter from 82% in the prior year quarter. Operating expenses for the Europe jackup rigs increased by $200,000, or 1%, from the prior year quarter due primarily to increased personnel costs.

    Asia Pacific Jackup Rigs

       First quarter 2002 revenues for the Asia Pacific jackup rigs increased by $20.1 million, or 99%, and operating margin increased by $13.6 million, or 155%, as compared to the prior year quarter. These increases are due primarily to a 54% increase in average day rates and the addition of the ENSCO 94 to the region in the current year quarter. The Company also mobilized the ENSCO 51 and ENSCO 54 into the area during the first quarter of 2002. These two rigs are currently in a shipyard undergoing enhancement and repair work. Operating expenses increased by $6.5 million, or 57%, from the prior year quarter due primarily to rig mobilization and other operating costs associated with the ENSCO 54 and ENSCO 94 in the current year quarter.

    North America Semisubmersible Rig

       First quarter 2002 revenues from the ENSCO 7500 decreased $1.5 million, or 12%, and operating margin decreased $4.1 million, or 50%, as compared to the prior year quarter. These decreases are due primarily to rig down time during the current year quarter to undergo steel hull repairs. The rig returned to work under its current three-year contract in early April 2002. Operating expenses related to the ENSCO 7500 increased $2.6 million, or 60%, as compared to the prior year quarter due primarily to costs related to the aforementioned repairs incurred in the current year quarter.

    South America Barge Rigs

       First quarter 2002 revenues for the South America barge rigs decreased by $8.1 million, or 65%, and operating margin decreased by $4.5 million, or 92%, as compared to the prior year quarter. These decreases are due primarily to a decrease in utilization to 16% in the first quarter of 2002 from 33% in the first quarter of 2001. In September and November of 2001, a customer elected to terminate two long-term contracts after approximately half of the respective five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. Operating expenses decreased $3.6 million, or 48%, due primarily to the decrease in utilization.

    Platform Rigs

       First quarter 2002 revenues for the platform rigs decreased by $5.1 million, or 52%, and operating margin decreased by $2.7 million, or 73%, as compared to the prior year quarter. These decreases are due primarily to a 4% decrease in average day rates, and a decrease in utilization to 48% in the current quarter from 57% in the prior year quarter. Operating expenses decreased by $2.4 million, or 39%, as compared to the prior year quarter due primarily to lower utilization.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of March 31, 2002 and 2001:

	2002	2001
AHTS(1)	5	5
Supply	23	23

Total(2)	28	28

(1)	Anchor handling tug supply vessels.
(2)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       For the first quarter 2002, revenues for the Company's marine transportation segment decreased by $2.5 million, or 17%, and operating margin decreased by $2.7 million, or 49%, as compared to the prior year quarter. The decrease in revenues and operating margin is due primarily to a 17% decrease in average day rates of supply vessels, and a decrease in supply vessel utilization to 67% in the current quarter from 81% in the prior year quarter, partially offset by an increase in AHTS vessel utilization to 82% in the current year quarter from 57% in the prior year quarter. Operating expenses increased by $200,000, or 2%, due primarily to the increase in AHTS vessel utilization.

Depreciation and Amortization

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company on January 1, 2002 and, among other things, eliminated the requirement to amortize goodwill. The Company recognized no goodwill amortization in the quarter ended March 31, 2002, compared to $750,000 of goodwill amortization in the quarter ended March 31, 2001.

       Depreciation and amortization expense for the first quarter of 2002 decreased by $400,000, or 1%, as compared to the prior year quarter. The decrease is primarily attributable to the $750,000 of goodwill amortization in the prior year quarter and $300,000 of depreciation in the prior year quarter associated with two barge rigs that were taken out of service in December 2001, partially offset by an increase in depreciation expense due to capital enhancement projects completed subsequent to the first quarter of 2001.

General and Administrative

       General and administrative expense for the first quarter of 2002 increased by $700,000, or 19%, as compared to the prior year quarter. The increase is primarily due to an increase in personnel costs and professional fees.

Other Income (Expense)

       Other income (expense) for the three months ended March 31, 2002 and 2001 was as follows (in millions):

	2002	2001

Interest income	$ 1.5	$ 2.3
Interest expense, net:
Interest expense	(8.7)	(8.6)
Capitalized interest	.9	.3

	(7.8)	(8.3)
Other, net	8.2	.2

	$ 1.9	$ (5.8)

       Interest income decreased $800,000 in the first quarter of 2002 as compared to the prior year quarter due primarily to lower average interest rates, offset in part by higher average invested cash balances. Interest expense remained consistent with interest expense recognized in the prior year quarter. Capitalized interest increased $600,000 in the first quarter of 2002 as compared to the prior year quarter due to an increase in the amount invested in construction and enhancement projects.

       In the first quarter of 2002, the Company settled an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. In connection with this settlement, the Company recognized a $5.8 million gain, which is included in Other, net. Also included in Other, net for the three month period ended March 31, 2002 is the recognition of a foreign exchange gain on the devaluation of the Venezuelan Bolivar in the amount of $1.7 million.

Provision for Income Taxes

       The provision for income taxes was $6.8 million, resulting in an effective rate of 29.6%, in the first quarter of 2002 compared to $20.4 million, resulting in an effective rate of 30.3%, in the prior year quarter. The $13.6 million decrease in the income tax provision is attributable to the decreased profitability of the Company. The decrease in the effective tax rate results from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the three months ended March 31, 2002 and 2001 are as follows (in millions):

	2002	2001

Cash flow from operations	$ 44.7	$ 82.4

Capital expenditures
New construction and acquisitions	$ 1.5	$ 9.5
Enhancements	30.8	14.7
Sustaining	9.8	7.6

	$ 42.1	$ 31.8

       Cash flow from operations decreased by $37.7 million for the first quarter of 2002 as compared to the prior year quarter. The decrease in cash flow from operations is primarily attributable to declining operating margins.

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

       Management anticipates that capital expenditures for the full year 2002 will be approximately $230 million, including $170 million for enhancements, $40 million for sustaining operations and $20 million (including the $15 million payment related to the ENSCO 102) for new construction projects and acquisitions. The Company may also elect to exercise its option to acquire the remaining 75% interest in the ENSCO 102 or make capital expenditures to construct or acquire additional rigs and vessels in 2002, depending on market conditions and opportunities.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at March 31, 2002 and December 31, 2001 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2002	2001

Long-term debt	$ 462.4	$ 462.4
Total capital	1,918.7	1,902.6
Long-term debt to total capital	24.1%	24.3%

        On January 25, 2001 the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire an interim construction loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds, which are guaranteed by the United States Maritime Administration, are being repaid in 30 semiannual installments of $6.3 million, which commenced in June 2001 and will end in December 2015.

        The Company continues to maintain its $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of March 31, 2002, the full $185.0 million was undrawn and available for borrowings under the Credit Agreement. The Credit Agreement matures in May 2003.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements and does not utilize "structured finance," "special purpose" or similar unconsolidated entities for liquidity or financing purposes.

Liquidity

     The Company's liquidity position at March 31, 2002 and December 31, 2001 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2002	2001

Cash and short-term investments	$ 337.0	$ 310.4
Working capital	333.8	312.0
Current ratio	3.3	3.1

     At March 31, 2002, the Company had $318.8 million of cash and cash equivalents, $18.2 million of short-term investments and $21.6 million of long-term investments, as well as $185.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including $230 million of anticipated capital expenditures during 2002, as well as any working capital requirements, from its cash and cash equivalents, short-term investments and operating cash flow.

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

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at March 31, 2002 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge foreign currency denominated transactions or firm commitments. At March 31, 2002, the Company had foreign currency exchange contracts outstanding to exchange $23.7 million for Danish kroners and Great Britain pounds. The fair value of the Company's outstanding foreign currency exchange contracts at March 31, 2002, a net unrealized loss of $40,000, is included in accrued liabilities.

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

     Higher oil prices during the first half of 2001and higher U.S. natural gas prices during 2000 and the first half of 2001 resulted in strong demand for offshore drilling rigs in domestic markets and the Company's domestic day rates increased throughout the first half of 2001. However, U.S. natural gas prices declined significantly during the latter half of 2001 and as a result of this price decline, as well as high U.S. natural gas inventory levels and general concerns about the U.S. economy, the Company experienced substantial decreases in domestic day rates and reduced utilization. U.S. natural gas prices began to improve during the first quarter of 2002 and recently demand for offshore drilling rigs has improved in domestic markets and the Company has experienced some increases in domestic day rates.

     Demand for offshore drilling rigs in most international markets improved throughout 2001. International market day rates for jackup rigs increased significantly in the Europe and Asia Pacific regions during 2001. Such increased rates have generally been sustained during the first quarter of 2002 in the Asia Pacific region and provided oil prices do not decline materially from current levels, the Company expects day rates and utilization for Asia Pacific jackup rigs to remain relatively stable throughout the remainder of 2002. In the Europe region, demand for jackup rigs has softened from the levels experienced in 2001, which may result in reduced day rates during the second half of 2002.

     In light of current depressed day rates in the Gulf of Mexico, the Company is accelerating certain enhancement work and regulatory compliance work on several of its North America jackup rigs. Currently, one of the Company's 19 North America jackup rigs is in a shipyard undergoing enhancements and the remaining 18 are operating.

     Currently, two of the Company's eight jackup rigs in the Europe region are idle, including one that is in the shipyard undergoing regulatory work and minor enhancement. The rig in the shipyard has secured a contract and is scheduled to commence drilling operations in the second quarter. The Company is actively marketing its one idle rig without a contract commitment. Regulatory work and a minor upgrade project of approximately 60 days duration is scheduled to commence for one additional rig in the second quarter of 2002.

     The Company currently operates a fleet of ten jackup rigs in the Asia Pacific region. Two of these rigs, which were recently mobilized from the Gulf of Mexico, are in a shipyard undergoing repairs and enhancements and are expected to return to service in July and December of 2002. A third rig has recently completed a contract and is en route to a shipyard for regulatory work and minor enhancements and is expected to return to service in early July 2002. The remaining seven rigs in the Asia Pacific region are currently under contract and the Company expects these rigs to remain at full or near full utilization for the remainder of 2002.

     There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Currently, six of the Company's seven barge rigs are idle and three of the six idle barge rigs have not operated since early 1999. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is no indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. The Company evaluates the carrying value of its rigs and vessels when events or changes in circumstances indicate that such carrying values may be impaired and the Company has performed several of such evaluations with respect to its South America barge rig fleet. If the market conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for its barge rigs in other markets, the Company will continue evaluating the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent. Evaluations of carrying value are subjective and involve expectations of future cash flows based on management's estimates, assumptions and judgements regarding future industry conditions and operations. Future adverse changes in industry conditions or similar events impacting management estimates, assumptions or judgements may cause the Company to reduce its expectations of future cash flows from the barge rigs and determine the carrying value of some or all of the barge rigs has been impaired. At March 31, 2002, the carrying value of the Company's seven barge rigs that remain in service totaled $151.6 million. Any future impairment charges may have a material adverse effect on the Company's operating results.

     After experiencing increased fleet utilization and day rates in the Company's marine transportation segment during 2001, utilization and day rates declined in the first quarter of 2002 as a result of the slowdown in Gulf of Mexico drilling activity. The Company expects the Gulf of Mexico marine transportation market to continue to remain soft in the near-term.

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

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are included in Note 1 to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. These policies, along with the underlying assumptions and judgements made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgements by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment and impairment of assets.

     At March 31, 2002, the carrying value of the Company's property and equipment totaled $1,716.6 million, which represents 73% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgements by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs and vessels. The Company evaluates the carrying value of its property and equipment and its $103.8 million of goodwill when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002. Other than the elimination of goodwill amortization, which would have totaled $750,000 for the three month period ended March 31, 2002 absent the issuance of SFAS 142, the adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements. At March 31, 2002, the Company's goodwill totaled $103.8 million.

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

(b) Reports on Form 8-K

The Company filed Reports on Form 8-K on (i) January 17, 2002, with respect to the contractual status of the Company's offshore rig fleet as of January 15, 2002, (ii) February 19, 2002, with respect to the contractual status of the Company's offshore rig fleet as of February 15, 2002, and (iii) March 20, 2002, with respect to the contractual status of the Company's offshore rig fleet as of March 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: May 6, 2002	/s/ H. E. MALONE H. E. Malone Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller