Form 10-K/A
period 2001-12-31
ENSCO INTERNATIONAL INC
filed 2002-06-28
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2001 FORM 10-K/A

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

INTRODUCTORY NOTE

This amendment No.1 to the Company's Annual Report on Form 10-K (as filed by the Registrant on March 1, 2002) is being filed to include the audit report of KPMG LLP ("KPMG") on the Company's consolidated financial statements as of and for the year ended December 31, 2001. The unqualified audit report issued by KPMG, dated June 24, 2002, replaces the unqualified audit report for the same period issued by Arthur Andersen LLP ("Arthur Andersen"), dated January 23, 2002. The audit report of Arthur Andersen was replaced due to the uncertainty surrounding the viability and continuity of Arthur Andersen. Arthur Andersen's audit report on the Company's financial statements as of and for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty or audit scope. KPMG's audit report for the same period did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty or audit scope.

Additional disclosures related to events occurring subsequent to the initial filing have also been included in Note 15 to the Company's consolidated financial statements appearing in "Item 8 Financial Statements and Supplementary Data". The remainder of the document remains as filed.

PART II

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

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of ENSCO International Incorporated and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001.

/s/ KPMG LLP

Dallas, Texas
June 24, 2002

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

15.  SUBSEQUENT EVENTS

In March 2002, the Company settled an insurance claim related to the ENSCO 51, which had sustained damage from a natural gas well fire. In connection with the settlement, the Company recognized a $5.8 million gain in the first quarter of 2002.

On May 14, 2002 the Company and Chiles Offshore Inc. ("Chiles") entered into a Merger Agreement (the "Merger agreement"), pursuant to which Chiles will be merged with and into the Company. In connection with the merger, each outstanding share of Chiles common stock, other than dissenting shares and shares held by ENSCO or Chiles, will be converted into the right to receive 0.6575 of a share of ENSCO common stock and $5.25 in cash. The merger is intended to qualify as a tax-free reorganization. The completion of the merger is subject to several conditions, including the approval of the merger-related proposals by two-thirds of the Chiles shareholders. Early termination of the applicable waiting period under the Hart-Sott-Rodino Antitrust Improvement Act of 1976, as amended, was granted in June 2002.

The merger will be accounted for as a purchase business combination with ENSCO treated as the acquirer. Accordingly, the assets and liabilities of ENSCO are recorded at historical amounts, without restatement to fair values. The assets and liabilities of Chiles will be revalued to estimated fair value at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill. Based on the price of the Company's common stock immediately before and after the merger announcement date, as adjusted for the merger exchange ratio, the purchase price is estimated to be $567.9 million.

In June 2002, construction and commissioning were completed on the ENSCO 102, a harsh environment rig, in which the Company owned a 25% interest and has a purchase option on the remaining 75%. The Company and the owner of the remaining 75% interest have contributed their respective ownership interests in the ENSCO 102 to a newly formed joint venture. The joint venture will charter the ENSCO 102 to the Company under a two-year agreement. The Company will account for the joint venture using the equity method of accounting.

On January 1, 2002 the Company adopted the provisions of SFAS 142 (see Note 2 "New Accounting Pronouncements"). The impact of the adoption of SFAS No. 142 on the Company's net income, basic earnings per share, and diluted earnings per share for the three years ended December 31, 2001, 2000 and 1999, as if the adoption took place on January 1, 1999, is presented in the following tables (in millions except per share amounts):

	2001		2000		1999

Reported net income	$207.3		$85.4			$.3
Add back goodwill amortization, net of tax	2.0		2.1		2.1

Adjusted net income	$209.3		$87.5		$ 2.4

Reported basic earnings per share	$ 1.	51	$ .	62		$--
Goodwill amortization	.	01	.	02	.	02

Adjusted basic earnings per share	$ 1.	52	$ .	64	$ .	02

Reported diluted earnings per share	$ 1.	50	$ .	61		$--
Goodwill amortization	.	01	.	02	.	02

Adjusted diluted earnings per share	$ 1.	51	$ .	63	$ .	02

As of January 1, 2002, the Company completed a goodwill impairment test, which involved the use of estimates related to the fair market value of the Company's reporting units to which goodwill was allocated. The tests indicated the Company's goodwill was not impaired. At December 31, 2001 the Company's goodwill totaled $103.8 million.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial statements, financial statement schedules and exhibits filed as part of this report:

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - KPMG LLP
Report of Independent Accountants - PricewaterhouseCoopers LLP
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Agreement and Plan of Merger, dated March 21, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.2	-	Principal Stockholder Agreement between ENSCO International Incorporated and Dual Invest AS (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K dated March 21, 1996, File No. 1-8097).
2.3	-	Amendment No. 1 to Agreement and Plan of Merger, dated May 7, 1996, between ENSCO International Incorporated, DDC Acquisition Company and DUAL DRILLING COMPANY (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed May 10, 1996, Registration No. 333-3411).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended, effective March 30, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
4.1	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.2	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated February 21, 1995, File No. 1-8097).
4.6	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
4.7	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
10.1	-	ENSCO Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.3	-	ENSCO Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	Credit Agreement among ENSCO International Incorporated, ENSCO Offshore Company, Dual Holding Company, various lending institutions, Bankers Company as Administrative Agent, Den Norske Bank ASA, New York Branch as Syndication Agent and ABN Amro Bank N.V. as Documentation Agent concerning a $185 million Revolving Credit Loan, dated as of May 21, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8097).
10.7	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.8	-	Commitment to Guarantee Obligations dated December 15, 1999, by the United States of America under Title XI of the Merchant Marine Act,1936, as amended, for the benefit of ENSCO Offshore Company (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.9	-	Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company, as Indenture Trustee, which includes as Schedule A the Schedule of Definitions to the Trust Indenture, as Exhibit 1 the General Provisions of the Trust Indenture, and as Exhibit 2 the Forms of Floating Rate Note, Guarantee and Trustee's Authentication Certificate (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.10	-	Security Agreement dated December 15, 1999, between ENSCO Offshore Company and the United States of America pursuant to Title XI of the Merchant Marine Act, 1936, as amended, which includes as Schedule X the Schedule of Definitions to the Security Agreement, and as Exhibit 1 the General Provisions of the Security Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.11	-	Credit Agreement dated December 15, 1999, among ENSCO Offshore Company, Govco Incorporated, Citibank N.A., Citibank International Plc, and Citibank North America, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8097).
10.12	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.13	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.14	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company [see Exhibit 10.9 above] (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.15	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.16	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as Revised and Restated Effective January 1, 2001. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8097).
21.1	-	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8097).
*23.1	-	Consent of PricewaterhouseCoopers LLP.
*23.2	-	Consent of KPMG LLP.

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:
1.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
2.	ENSCO Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
3.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
4.	ENSCO Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.4 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
5.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as Revised and Restated Effective January 1, 2001 (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-8097).

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

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 28, 2002.

ENSCO International Incorporated (Registrant)

By /s/ C. CHRISTOPHER GAUT C. Christopher Gaut Senior Vice President