Form 10-Q
period 2002-06-30
ENSCO INTERNATIONAL INC
filed 2002-08-12
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

There were 148,793,561 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 8, 2002.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (the Company) (a Delaware corporation), as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ENSCO International Incorporated as of December 31, 2001, and the related consolidated statements of income and cash flows for the year then ended and in our report dated June 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 7 to the consolidated financial statements, the Company no longer records amortization expense for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".

/s/ KPMG LLP

Dallas, Texas
July 17, 2002

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Three Months Ended
June 30,
2002	2001

OPERATING REVENUES	$157.2	$215.5

OPERATING EXPENSES
Operating costs	84.3	89.7
Depreciation and amortization	29.4	29.1
General and administrative	4.6	4.2

118.3	123.0

OPERATING INCOME	38.9	92.5

OTHER INCOME (EXPENSE)
Interest income	1.6	2.3
Interest expense, net	(8.1)	(8.5)
Other, net	-	-	-	-

(6.5)	(6.2)

INCOME BEFORE INCOME TAXES	32.4	86.3

PROVISION FOR INCOME TAXES
Current income taxes	3.0	16.8
Deferred income taxes	6.1	8.3

9.1	25.1

NET INCOME	$ 23.3	$ 61.2

EARNINGS PER SHARE
Basic	$ .1	7	$ .4	4
Diluted	.1	7.4	4

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	135.3	138.5
Diluted	136.2	139.7

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

Six Months Ended
June 30,
2002	2001

OPERATING REVENUES	$299.5	$410.8

OPERATING EXPENSES
Operating costs	172.6	179.3
Depreciation and amortization	57.9	58.0
General and administrative	9.0	7.9

239.5	245.2

OPERATING INCOME	60.0	165.6

OTHER INCOME (EXPENSE)
Interest income	3.1	4.6
Interest expense, net	(15.9)	(16.8)
Other, net	8.2	.2

(4.6)	(12.0)

INCOME BEFORE INCOME TAXES	55.4	153.6

PROVISION FOR INCOME TAXES
Current income taxes	5.0	30.3
Deferred income taxes	10.9	15.2

15.9	45.5

NET INCOME	$39.5	$108.1

EARNINGS PER SHARE
Basic	$ .2	9	$ .7	8
Diluted	.2	9.7	7

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	135.0	138.4
Diluted	135.8	139.7

CASH DIVIDENDS PER SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

June 30,	December 31,
2002	2001
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 306.8	$ 278.8
Short-term investments	30.4	31.6
Accounts receivable, net	116.5	116.5
Prepaid expenses and other	36.2	34.4

Total current assets	489.9	461.3

PROPERTY AND EQUIPMENT, AT COST	2,420.6	2,386.6
Less accumulated depreciation	720.8	671.3

Property and equipment, net	1,699.8	1,715.3

GOODWILL	103.8	103.8

OTHER ASSETS, NET	68.1	43.4

$2,361.6	$2,323.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 8.8	$ 10.1
Accrued liabilities	107.0	126.5
Current maturities of long-term debt	12.7	12.7

Total current liabilities	128.5	149.3

LONG-TERM DEBT	456.2	462.4

DEFERRED INCOME TAXES	270.4	259.1

OTHER LIABILITIES	14.7	12.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
159.0 million and 157.8 million shares issued	15.9	15.8
Additional paid-in capital	918.5	888.6
Retained earnings	822.9	790.2
Restricted stock (unearned compensation)	(5.4)	(5.4)
Accumulated other comprehensive loss	(9.1)	(9.9)
Treasury stock, at cost, 23.6 million and 23.2 million shares	(251.0)	(239.1)

Total stockholders' equity	1,491.8	1,440.2

$2,361.6	$2,323.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$39.5	$108.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57.9	58.0
Deferred income tax provision	10.9	15.2
Tax benefit from stock compensation	2.7	2.6
Amortization of other assets	5.9	4.4
Net gain on asset dispositions	(6.1)	(1.3)
Other	(.7)	.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(.1)	(.5)
Increase in prepaid expenses and other assets	(8.8)	(11.1)
Decrease in accounts payable	(1.3)	(4.3)
Decrease in accrued liabilities	(16.8)	(5.4)

Net cash provided by operating activities	83.1	166.2

INVESTING ACTIVITIES
Additions to property and equipment	(95.9)	(59.3)
Proceeds from disposition of assets	24.0	2.3
Sale (purchase) of investments	14.9	(13.6)

Net cash used by investing activities	(57.0)	(70.6)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	52.7
Reduction of long-term borrowings	(6.3)	(6.3)
Cash dividends paid	(6.8)	(6.9)
Proceeds from exercise of stock options	16.0	6.6
Deferred financing costs	--	(3.3)
Repurchase of common stock	--	(2.4)
Other	(1.0)	(.4)

Net cash provided by financing activities	1.9	40.0

INCREASE IN CASH AND CASH EQUIVALENTS	28.0	135.6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	278.8	106.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$306.8	$242.2

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

       The financial data for the three and six month periods ended June 30, 2002 and 2001 included herein have been subjected to a limited review by KPMG LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2002. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002.

       In the first quarter of 2002, the Company settled an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. In connection with this settlement, the Company recognized a $5.8 million gain, which has been included in "Other, net" under Other Income (Expense) in the accompanying consolidated statement of income for the six month period ended June 30, 2002.

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

Note 2 - Earnings Per Share

       For the three and six month periods ended June 30, 2002 and 2001, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2002 and 2001 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Weighted average common shares - basic	135.3	138.5	135.0	138.4
Potentially dilutive common shares:
Restricted stock grants	.1	.1	.1	.1
Stock options	.8	1.1	.7	1.2

Weighted average common shares - diluted	136.2	139.7	135.8	139.7

Options to purchase 2.4 million shares and 2.2 million shares of common stock in the second quarters of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 2.3 million shares and 171,000 shares of common stock in the six month periods ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

       At June 30, 2002, the net unrealized losses on derivative instruments included in other comprehensive loss totaled $8.0 million, and the Company estimates that $50,000 of this amount will be reclassified into earnings during the next twelve months, including $800,000 of unrealized losses reclassified to interest expense and $750,000 of unrealized gains reclassified to operating expenses.

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three and six month periods ended June 30, 2002 and 2001, are as follows (in millions):

Three Months Ended	Six Months Ended
2002	2001	2002	2001

Net income	$23.3	$61.2	$39.5	$108.1
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	-	-	-	-	-	-	(11.2)
Net change in fair value of derivatives	0.7	0.7	0.8	1.8
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	0.2	0.2	-	-	0.4

Net other comprehensive income (loss)	0.9	0.9	0.8	(9.0)

Total comprehensive income	$24.2	$62.1	$ 40.3	$ 99.1

The components of the accumulated other comprehensive loss section of stockholders' equity at June 30, 2002 and December 31, 2001, are as follows (in millions):

	June 30,	December 31,
	2002	2001

Cumulative translation adjustment	$1.1	$1.1
Net unrealized losses on derivatives	8.0	8.8

Total accumulated other comprehensive loss	$9.1	$9.9

Note 6 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At June 30, 2002, the Company's contract drilling segment operated a fleet of 51 offshore drilling rigs, including 38 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation segment operates a fleet of 28 oilfield support vessels. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and six month periods ended June 30, 2002 and 2001 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total

Three Months Ended June 30,
2002
Revenues	$146.1	$ 11.1	$ -	-	$157.2
Operating income (loss)	40.8	(1.1)		(.8)	38.9

2001
Revenues	$197.8	$ 17.7	$ -	-	$215.5
Operating income (loss)	86.9	6.2		(.6)	92.5

Six Months Ended June 30,
2002
Revenues	$276.1	$ 23.4	$ -	-	$299.5
Operating income (loss)	61.8	(.2)	(1.6)		60.0

2001
Revenues	$378.3	$ 32.5	$ -	-	$410.8
Operating income (loss)	156.6	10.1	(1.1)		165.6

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

       The impact of the adoption of SFAS No. 142 on the Company's net income, basic earnings per share, and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001, as if the adoption took place on January 1, 2001, is presented in the following table (in millions except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2002		2001		2002		2001

Reported net income	$23.3		$61.2		$39.5		$108.1
Add back goodwill amortization		--	0.8			--	1.5

Adjusted net income	$23.3		$62.0		$39.5		$109.6

Reported basic earnings per share	$ 0.	17	$ 0.	44	$ 0.	29	$ 0.	78
Goodwill amortization		--	0.	01		--	0.	01

Adjusted basic earnings per share	$ 0.	17	$ 0.	45	$ 0.	29	$ 0.	79

Reported diluted earnings per share	$ 0.	17	$ 0.	44	$ 0.	29	$ 0.	77
Goodwill amortization		--	0.	01		--	0.	01

Adjusted diluted earnings per share	$ 0.	17	$ 0.	44	$ 0.	29	$ 0.	78

       As of January 1, 2002, the Company completed a goodwill impairment test, which involved the use of estimates related to the fair market value of the Company's reporting units to which goodwill was allocated. The test indicated the Company's goodwill was not impaired. At June 30, 2002, the Company's goodwill totaled $103.8 million.

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

Note 8 - Merger Announcement

       On May 14, 2002 the Company and Chiles Offshore Inc. ("Chiles") entered into a Merger Agreement (the "Merger agreement"), pursuant to which Chiles would be merged into the Company. The merger was completed August 7, 2002. In connection with the merger, each outstanding share of Chiles common stock was converted into the right to receive 0.6575 of a share of ENSCO common stock and $5.25 in cash. The merger is intended to qualify as a tax-free reorganization. The Company issued approximately 13.3 million shares of its common stock and paid $106.6 million to the Chiles stockholders.

       The merger will be accounted for as a purchase business combination with ENSCO treated as the acquirer. Accordingly, the assets and liabilities of ENSCO are recorded at historical amounts, without restatement to fair values. The assets and liabilities of Chiles will be revalued to estimated fair value at the date of the merger, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The Company estimates the purchase price will be $567.9 million, which includes the ENSCO common shares issued in the merger, valued at a $33.65 per share average trading price of ENSCO common stock for a period of time immediately before and after the merger was announced, plus the $106.6 million cash consideration paid to the Chiles stockholders, estimated direct merger fees and expenses and the estimated fair value of Chiles employee stock options.

Note 9 - Subsequent Events

       In July 2002, the Company cancelled its existing Credit Agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "New Credit Agreement") with a syndicate of banks. Advances under the New Credit Agreement bear interest at the LIBOR rate plus an applicable margin rate (currently .525%) depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. Additionally, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the New Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company has no advances outstanding under the New Credit Agreement. The New Credit Agreement matures in July 2007, at which time all amounts outstanding under the facility are due.

       On August 8, 2002, the Company paid $51.2 million to retire all amounts outstanding under Chiles' revolving credit facility.

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

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico and the U.S. natural gas market largely determines domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates for jackup rigs in the Gulf of Mexico through the first half of 2001. U.S. natural gas prices declined during 2001 and oil and gas companies reduced Gulf of Mexico exploration and development spending during the second half of 2001. Current domestic industry day rates remain significantly lower than those experienced during the first half of 2001. However, since the beginning of 2002, the Company has experienced some increases in day rates on its domestic jackup rigs.

       Industry conditions in most international offshore drilling markets strengthened during 2001 due to increases in exploration and development spending by international oil companies. Demand and day rates for international jackup rigs increased in Asia Pacific and Europe during 2001 and such increased day rates have generally been sustained during the first half of 2002. However, a softening of drilling demand in Europe is expected to result in lower day rates for Europe jackup rigs during the second half of 2002.

       There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Currently, six of the Company's seven barge rigs are idle and three of the six idle barge rigs have not operated since early 1999. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is little indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. Recently, one of the Company's idle barge rigs secured a commitment for work in Indonesia. The barge rig is being mobilized to a shipyard in Singapore where it will undergo certain enhancements in preparation for a contract that is expected to commence in December 2002.

       On August 7, 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"). In connection with the merger, the Company issued approximately 13.3 million shares of its common stock and paid $106.6 million to the Chiles stockholders. The Company now has a fleet of 56 offshore rigs and 28 oilfield support vessels. The Company's offshore rig fleet consists of 43 premium jackup rigs (including one rig under construction and one rig operated through a joint venture), seven barge rigs, five platform rigs and one semisubmersible rig.

RESULTS OF OPERATIONS

       The Company's results for the three and six month periods ended June 30, 2002 generally reflect a weakened demand for drilling rigs in the Gulf of Mexico and the resulting decrease in industry day rates, as compared to the corresponding prior year period. The reduced operating results in domestic drilling operations is somewhat offset by the continued strength of the Company's international operations in Europe and Asia Pacific, where demand and day rates have increased for the three and six month periods ended June 30, 2002, as compared to the corresponding prior year periods.

       The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and six month periods ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Operating Results
Revenues	$157.2	$215.5	$299.5	$410.8
Operating expenses, including general and administrative	88.9	93.9	181.6	187.2
Depreciation and amortization	29.4	29.1	57.9	58.0

Operating income	38.9	92.5	60.0	165.6
Other expense, net	6.5	6.2	4.6	12.0
Provision for income taxes	9.1	25.1	15.9	45.5

Net income	$ 23.3	$ 61.2	$39.5	$108.1

Revenues
Contract drilling
Jackup rigs:
North America	$ 37.4	$ 93.5	$69.1	$189.1
Europe	45.7	40.6	83.6	70.5
Asia Pacific	37.6	25.0	78.0	45.3

Total jackup rigs	120.7	159.1	230.7	304.9
Semisubmersible rig - North America	16.1	16.0	27.1	28.5
Barge rigs - South America	4.4	12.9	8.7	25.3
Platform rigs - North America	4.9	9.8	9.6	19.6

Total contract drilling	146.1	197.8	276.1	378.3

Marine transportation
AHTS(1)	2.8	3.8	7.1	6.8
Supply	8.3	13.9	16.3	25.7

Total marine transportation	11.1	17.7	23.4	32.5

Total	$157.2	$215.5	$299.5	$410.8

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 7.8	$ 61.2	$ 9.9	$122.4
Europe	26.9	23.0	48.1	36.4
Asia Pacific	23.4	13.0	45.8	21.8

Total jackup rigs	58.1	97.2	103.8	180.6
Semisubmersible rig - North America	11.6	11.7	15.7	19.9
Barge rigs - South America	.7	5.3	1.1	10.2
Platform rigs - North America	1.6	3.5	2.6	7.2

Total contract drilling	72.0	117.7	123.2	217.9

Marine transportation
AHTS(1)	.1	1.4	1.4	2.3
Supply	.8	6.7	2.3	11.3

Total marine transportation	.9	8.1	3.7	13.6

Total	$72.9	$125.8	$126.9	$231.5

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and six month periods ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Contract Drilling
Rig utilization:
Jackup rigs:
North America	95%	90%	90%	94%
Europe	78%	87%	74%	84%
Asia Pacific	72%	100%	77%	93%

Total jackup rigs	85%	91%	83%	91%
Semisubmersible rig - North America	97%	98%	83%	89%
Barge rigs - South America	16%	33%	16%	33%
Platform rigs - North America	60%	57%	54%	57%

Total	73%	77%	71%	77%

Average day rates:
Jackup rigs:
North America	$ 22,864	$ 53,061	$ 22,216	$ 51,004
Europe	79,406	65,348	78,284	58,270
Asia Pacific	56,802	39,170	57,581	38,574

Total jackup rigs	42,061	52,611	41,804	50,049
Semisubmersible rig - North America	182,305	179,911	182,812	179,760
Barge rigs - South America	39,792	44,286	41,174	44,780
Platform rigs - North America	24,608	26,673	25,007	26,632

Total	$ 44,844	$ 52,507	$ 44,307	$ 50,116

Marine Transportation
Fleet utilization:
AHTS*	55%	67%	68%	62%
Supply	77%	87%	72%	84%

Total	73%	84%	71%	80%

Average day rates:
AHTS*	$ 11,017	$ 12,369	$ 11,405	$ 12,022
Supply	5,142	7,608	5,460	7,316

Total	$ 5,933	$ 8,291	$ 6,478	$ 7,965

* Anchor handling tug supply vessels.

       Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and six month periods ended June 30, 2002 compared with the results of the corresponding prior year periods are set forth below. See "Business Environment" and "Outlook and Forward-Looking Statements" for additional information about the Company's expectations regarding future operations, day rates and utilization.

Contract Drilling

The following is an analysis of the Company's offshore drilling rigs at June 30, 2002 and 2001:

	2002	2001
Jackup rigs:
North America(1)	19	22
Europe	8	8
Asia Pacific(1)(2)	11	7

Total jackup rigs	38	37

Semisubmersible rig - North America	1	1
Barge rigs - South America(3)	7	9
Platform rigs - North America(4)	5	7

Total	51	54

(1)	In December 2001, the Company mobilized a jackup rig from the Gulf of Mexico to perform a long-term contract offshore Qatar. The rig commenced drilling operations in February 2002. Additionally, during the first quarter of 2002, the Company mobilized two jackup rigs from the Gulf of Mexico to Singapore where they entered a shipyard for enhancement and repairs.
(2)	In June 2002, construction and commissioning were completed in Singapore on the ENSCO 102, a harsh environment rig, in which the Company owned a 25% interest and has a purchase option on the remaining 75%. See "Liquidity and Capital Resources" for more information regarding the ENSCO 102.
(3)	In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service. The Company expects to sell the two rigs during 2002.
(4)	In September 2001, the Company retired two platform rigs.

       Second quarter 2002 revenues for the Company's contract drilling segment compared to the second quarter of 2001 decreased by $51.7 million, or 26%, and operating margin decreased by $45.7 million, or 39%. These decreases are primarily attributable to lower average day rates, which decreased 15% from the prior year quarter, and lower utilization, which decreased to 73% in the second quarter of 2002 from 77% in the second quarter of 2001. Operating expenses for the contract drilling segment decreased by $6.0 million, or 7%, from the prior year quarter due primarily to lower personnel costs resulting from reduced utilization, partially offset by an increase in mobilization costs.

       For the six months ended June 30, 2002, revenues for the Company's contract drilling segment decreased $102.2 million, or 27%, and operating margin decreased $94.7 million, or 43%, from the prior year period. These decreases are primarily due to lower average day rates, which decreased 12% from the prior year period, and lower utilization, which decreased to 71% in the current year period as compared to 77% in the year earlier period. Operating expenses for the contract drilling segment decreased by $7.5 million, or 5%, from the prior year period due primarily to lower personnel costs resulting from reduced utilization, partially offset by higher mobilization costs.

    North America Jackup Rigs

       For the second quarter of 2002, revenues for the Company's North America jackup rigs decreased by $56.1 million, or 60%, and the operating margin decreased by $53.4 million, or 87%, from the prior year quarter. The decrease in revenues and operating margin is primarily attributable to a 57% decrease in average day rates and a reduction in the size of the jackup rig fleet from 22 rigs in the second quarter of 2001 to 19 rigs in the second quarter of 2002. Operating expenses decreased by $2.7 million, or 8%, from the prior year quarter primarily due to the reduced fleet size, as three rigs were mobilized from the Gulf of Mexico to the Asia Pacific region in the fourth quarter of 2001 and first quarter of 2002.

       For the six months ended June 30, 2002, revenues for the Company's North America jackup rigs decreased by $120.0 million, or 63%, and the operating margin decreased by $112.5 million, or 92%, from the prior year period. These decreases are primarily due to a 56% decline in average day rates and a reduction in the size of the jackup rig fleet from 22 rigs in the prior year period to 19 rigs for the six months ended June 30, 2002. Operating expenses decreased by $7.5 million, or 11%, from the prior year period due primarily to the reduced fleet size, as three rigs were mobilized from the Gulf of Mexico to the Asia Pacific region in the fourth quarter of 2001 and the first quarter of 2002.

    Europe Jackup Rigs

       Second quarter 2002 revenues for the Europe jackup rigs increased $5.1 million, or 13%, and the operating margin increased by $3.9 million, or 17%, from the prior year quarter. These increases are primarily due to higher average day rates, which increased 22% from the prior year quarter, partially offset by lower utilization, which decreased to 78% in the current year quarter from 87% in the year earlier quarter. Operating expenses increased by $1.2 million, or 7%, from the prior year quarter due primarily to higher repair and maintenance costs.

       For the six months ended June 30, 2002, revenues for the Europe jackup rigs increased by $13.1 million, or 19%, and the operating margin increased by $11.7 million, or 32%, from the prior year period. The increase in revenues and operating margin is primarily attributable to a 34% increase in average day rates, partially offset by lower utilization, which decreased to 74% in the current year period from 84% in the prior year period. Operating expenses increased by $1.4 million, or 4%, from the prior year period due primarily to higher repair and maintenance costs.

    Asia Pacific Jackup Rigs

       Second quarter 2002 revenues for the Asia Pacific jackup rigs increased by $12.6 million, or 50%, and operating margin increased by $10.4 million, or 80%, from the prior year quarter. The increase in revenues and operating margin is primarily due to higher average day rates, which increased 45% from the prior year quarter, and the addition of the ENSCO 94 to the Asia Pacific jackup rig fleet which commenced drilling operations in the first quarter of 2002 after mobilization from the Gulf of Mexico, partially offset by a decrease in utilization, to 72% in the current year quarter from 100% in the prior year quarter. Operating expenses increased by $2.2 million, or 18%, in the current year quarter due primarily to the addition of the ENSCO 94 to the Asia Pacific fleet in the current year quarter.

       For the six months ended June 30, 2002, revenues for the Asia Pacific jackup rigs increased by $32.7 million, or 72%, and the operating margin increased by $24.0 million, or 110%, from the prior year period. These increases are due primarily to higher average day rates, which increased 49% from the prior year period, and the addition of the ENSCO 94 to the Asia Pacific jackup rig fleet, which commenced drilling operations in the first quarter of 2002 after mobilization from the Gulf of Mexico. During the first quarter of 2002, the Company also mobilized the ENSCO 51 and ENSCO 54 from the Gulf of Mexico to a shipyard in Singapore. Both rigs remained in the shipyard through June 30, 2002 undergoing enhancement and repair work. Operating expenses increased by $8.7 million, or 37%, in the current year period primarily due to rig mobilization and other operating costs associated with the ENSCO 54 and ENSCO 94 in the current year period.

    North America Semisubmersible Rig

       Second quarter 2002 revenues from the ENSCO 7500 increased by $100,000, or 1%, and operating margin decreased $100,000, or 1%, as compared to the prior year quarter. Second quarter 2002 operating expenses related to the ENSCO 7500 increased $200,000, or 5%, as compared to the prior year quarter. The increase in operating expenses, and decrease in operating margin, is due primarily to an increase in repair and maintenance expenses.

       For the six months ended June 30, 2002 revenues for the ENSCO 7500 decreased by $1.4 million, or 5%, and operating margin decreased by $4.2, or 21%, from the prior year period. The decrease in revenue and operating margin is due to rig down time during the first quarter of 2002 to undergo rig hull repairs. Operating expenses increased $2.8 million, or 33%, from the prior year period due primarily to costs related to the aforementioned repairs in the first quarter of 2002.

    South America Barge Rigs

       Second quarter 2002 revenues for the South America barge rigs decreased by $8.5 million, or 66%, and operating margin decreased by $4.6 million, or 87%, from the prior year quarter. The decrease in revenues and operating margin as compared to the prior year quarter is due primarily to lower utilization, as only one barge rig was fully utilized in the current year quarter compared to three barge rigs fully utilized in the year earlier quarter. In September and November of 2001, a customer elected to terminate two long-term contracts after approximately half of the respective five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. Operating expenses decreased $3.9 million, or 51%, due primarily to the decrease in utilization.

       For the six months ended June 30, 2002, revenues for the South America barge rigs decreased by $16.6 million, or 66%, and operating margin decreased by $9.1 million, or 89%, from the prior year period. The decrease in revenues and operating margin as compared to the prior year period is due primarily to lower utilization, as only one barge rig was fully utilized in the current year period compared to three barge rigs fully utilized in the prior year period. Operating expenses decreased $7.5 million, or 50%, due primarily to the decrease in utilization.

    Platform Rigs

       Second quarter 2002 revenues for the platform rigs decreased by $4.9 million, or 50%, and operating margin decreased by $1.9 million, or 54%, as compared to the prior year quarter. The decrease in revenues and operating margin is primarily due to two rigs, one of which was idle during the current year quarter compared to fully utilized during the year earlier quarter and the second of which earned a minor standby rate during the current year quarter compared to earning full day rate in the year earlier quarter. Operating expenses decreased by $3.0 million, or 48%, from the prior year quarter primarily due to the two rigs discussed above.

       For the six months ended June 30, 2002, revenues for the platform rigs decreased by $10.0 million, or 51%, and operating margin decreased by $4.6 million, or 64%, from the prior year period. These decreases are due primarily to two rigs, one of which was idle during the current year period compared to fully utilized during the prior year period and the second of which earned a minor standby rate during the current year period compared to earning full day rate in the prior year period. Operating expenses for platform rigs decreased by $5.4 million, or 44%, from the prior period due primarily to the two rigs discussed above.

Marine Transportation

       The following is an analysis of the Company's marine transportation vessels as of June 30, 2002 and 2001:

	2002	2001

AHTS(1)	5	5
Supply	23	23

Total(2)	28	28

(1)	Anchor handling tug supply vessels.
(2)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       Second quarter 2002 revenues for the Company's marine transportation segment decreased by $6.6 million, or 37%, and operating margin decreased by $7.2 million, or 89%, from the prior year quarter. The decrease in revenues and operating margin is primarily attributable to lower average day rates, which decreased 28% from the prior year quarter, and lower utilization, which decreased to 73% in the current year quarter from 84% in the year earlier quarter. Operating expenses increased by $600,000, or 6%, from the prior year quarter due primarily to an increase in repair and maintenance expense.

       For the six months ended June 30, 2002, revenues for the Company's marine transportation segment decreased by $9.1 million, or 28%, and operating margin decreased by $9.9 million, or 73%, from the prior year period. These decreases are primarily due to lower average day rates, which decreased 19% from the prior year period, and lower utilization, which decreased to 71% in the current year period from 80% in the year earlier period. Operating expenses increased by $800,000, or 4%, from the prior year period due primarily to an increase in repair and maintenance expense.

Depreciation and Amortization

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company on January 1, 2002 and, among other things, eliminated the requirement to amortize goodwill. The Company recognized no goodwill amortization in the three and six month periods ended June 30, 2002, compared to $750,000 and $1.5 million of goodwill amortization in the three and six month periods ended June 30, 2001, respectively.

       Depreciation and amortization expense for the second quarter of 2002 increased by $300,000, or 1%, as compared to the prior year quarter. The increase is primarily attributable to an increase in depreciation expense due to capital enhancement projects completed subsequent to the second quarter of 2001, partially offset by the recognition of $750,000 of goodwill amortization in the prior year quarter and $300,000 of depreciation in the prior year quarter associated with two barge rigs that were taken out of service in December 2001.

       Depreciation and amortization expense for the six month period ended June 30, 2002 decreased by $100,000, or .2%, as compared to the prior year period. The decrease is primarily attributable to the recognition of $1.5 million of goodwill amortization in the prior year period and $650,000 of depreciation in the prior year period associated with two barge rigs that were taken out of service in December 2001, partially offset by an increase in depreciation expense due to capital enhancement projects completed subsequent to the six month period ended June 30, 2001.

General and Administrative

       General and administrative expense for the second quarter and six months ended June 30, 2002 increased by $400,000, or 10%, and by $1.1 million, or 14%, respectively, as compared to the prior year periods. The increase is primarily due to increases in personnel costs and professional fees.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 2002 and 2001 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Interest income	$ 1.6	$ 2.3	$ 3.1	$ 4.6
Interest expense, net:
Interest expense	(8.6)	(8.9)	(17.3)	(17.5)
Capitalized interest	.5	.4	1.4	.7

	(8.1)	(8.5)	(15.9)	(16.8)
Other, net	--	--	8.2	.2

	$(6.5)	$(6.2)	$ (4.6)	$(12.0)

       Interest income decreased for the second quarter and six months ended June 30, 2002 as compared to the prior year periods due primarily to lower average interest rates, offset in part by higher invested cash balances. Interest expense for the second quarter and six months ended June 30, 2002 remained consistent with interest expense recognized in the corresponding prior year periods. Capitalized interest for the second quarter and six months ended June 30, 2002 increased as compared to the prior year periods due to an increase in the amount invested in construction projects, primarily the ENSCO 102 and the ENSCO 64.

       In the first quarter of 2002, the Company recognized a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. "Other, net" for the six month period ended June 30, 2002 consists primarily of the $5.8 million insurance gain and net gains resulting from changes in foreign currency exchange rates in several of the Company's international locations.

Provision for Income Taxes

       The provision for income taxes for the second quarter and six months ended June 30, 2002 decreased by $16.0 million and $29.6 million, respectively, as compared to the prior year periods. The decrease in income taxes is attributable to the decreased profitability of the Company and a decrease in the effective tax rate, which decreased to 28.1% and 28.7%, respectively, for the current year three and six month periods from 29.1% and 29.6%, respectively, for the year earlier three and six month periods. The decrease in the effective tax rate results from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures for the six months ended June 30, 2002 and 2001 were as follows (in millions):

	2002	2001

Cash flow from operations	$83.1	$166.2

Capital expenditures
New construction and acquisitions	$18.1	$ 14.5
Enhancements	60.3	33.2
Sustaining	17.5	11.6

	$95.9	$ 59.3

       Cash flow from operations decreased by $83.1 million for the six months ended June 30, 2002 as compared to the prior year period due primarily to declining operating margins.

       During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in the ENSCO 102, a harsh environment jackup rig under construction. The Company contributed $30.0 million and certain management and procurement services for its 25% interest and has an option to acquire the remaining 75% interest in the rig that expires in May 2004. In June 2002, construction and commissioning were completed on the ENSCO 102. The Company and the owner of the remaining 75% interest have contributed their respective ownership interests in the ENSCO 102 to a newly formed joint venture. The joint venture will charter the ENSCO 102 to the Company under a two-year agreement. The Company will account for the joint venture using the equity method of accounting.

       Management anticipates that capital expenditures for the full year 2002 will be approximately $270 million, including $210 million for enhancements, $40 million for sustaining operations and $20 million for new construction projects and acquisitions. The Company may also elect to exercise its option to acquire the remaining 75% interest in the ENSCO 102 or make capital expenditures to construct or acquire additional rigs and vessels in 2002, depending on market conditions and opportunities.

Financing and Capital Resources

       The Company's long-term debt, total capital and debt to capital ratios at June 30, 2002 and December 31, 2001 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2002	2001

Long-term debt	$ 456.2	$ 462.4
Total capital	1,948.0	1,902.6
Long-term debt to total capital	23.4%	24.3%

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

        At June 30, 2002, the Company maintained a $185.0 million unsecured revolving line of credit (the "Credit Agreement") with a syndicate of banks to provide additional liquidity and resources for growth. As of June 30, 2002, the full $185.0 million was undrawn and available for borrowings under the Credit Agreement. The Credit Agreement was scheduled to mature in May 2003.

        In July 2002, the Company cancelled its existing Credit Agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "New Credit Agreement") with a syndicate of banks. Advances under the New Credit Agreement bear interest at the LIBOR rate plus an applicable margin rate (currently .525%) depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. Additionally, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the New Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company has no advances outstanding under the New Credit Agreement. The New Credit Agreement matures in July 2007, at which time all amounts outstanding under the facility are due.

        On August 8, 2002, the Company paid $51.2 million to retire all amounts outstanding under Chiles' revolving credit facility.

Liquidity

        The Company’s liquidity position at June 30, 2002 and December 31, 2001 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2002	2001

Cash and short-term investments	$337.2	$310.4
Working capital	361.4	312.0
Current ratio	3.8	3.1

        At June 30, 2002, the Company had $306.8 million of cash and cash equivalents, $30.4 million of short-term investments and $9.3 million of long-term investments. On August 7, 2002, the Company paid $106.6 million in connection with the Chiles merger. On August 8, 2002, the Company paid $51.2 million to retire certain Chiles debt. The Company currently has $250.0 million available for borrowing under its New Credit Agreement.

        Management expects to fund the Company's short-term liquidity needs, including anticipated capital expenditures and any working capital requirements, from its cash and cash equivalents, short-term investments and operating cash flow.

        Management expects to fund the Company's long-term liquidity needs, including all contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its New Credit Agreement or other future financing arrangements.

        The Company has historically funded the majority of its liquidity from operating cash flow. While future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. However, at June 30, 2002 the Company had no outstanding interest rate swap agreements or interest rate lock agreements and none of the Company's outstanding debt was subject to a variable interest rate.

       The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At June 30, 2002, the Company had foreign currency exchange contracts outstanding to exchange $15.4 million U.S. dollars for Australian dollars and Great Britain pounds. The fair value of the Company's outstanding foreign currency exchange contracts at June 30, 2002, a net unrealized gain of $1.2 million, is included in Prepaid expenses and other.

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

       Higher oil prices during the first half of 2001and higher U.S. natural gas prices during 2000 and the first half of 2001 resulted in strong demand for offshore drilling rigs in domestic markets and the Company's domestic day rates increased throughout the first half of 2001. However, U.S. natural gas prices declined significantly during the latter half of 2001 and as a result of this price decline, as well as high U.S. natural gas inventory levels and general concerns about the U.S. economy, the Company experienced substantial decreases in domestic day rates and reduced utilization. U.S. natural gas prices began to improve during the first half of 2002 and recently demand for offshore drilling rigs has improved in domestic markets and the Company has experienced increases in domestic day rates.

       Demand for offshore drilling rigs in most international markets improved throughout 2001. International market day rates for jackup rigs increased significantly in the Europe and Asia Pacific regions during 2001 and such increased rates have generally been sustained during the first half of 2002. Provided oil prices do not decline materially from current levels, the Company expects day rates and utilization for Asia Pacific jackup rigs to remain relatively stable throughout the remainder of 2002. In the Europe region, demand for jackup rigs has softened from the levels experienced in 2001 and day rates are expected to decline during the second half of 2002.

       The Company completed its merger with Chiles on August 7, 2002, and now has a fleet of 56 offshore rigs (including one jackup rig under construction that is scheduled to enter service in the fourth quarter of 2002) and 28 oilfield support vessels. The Company's offshore rig fleet consists of 43 premium jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. Currently, two of the Company's 21 North America jackup rigs are in a shipyard undergoing enhancements and the remaining 19 are operating. In the Europe region, three of the Company's eight jackup rigs are idle and the remaining five are operating. One of the idle Europe rigs is in a shipyard undergoing preparation for a contract in Nigeria that is scheduled to commence in August 2002. A second idle Europe rig has secured a contract and is also scheduled to commence drilling operations in August 2002. The third idle Europe rig is in a shipyard undergoing regulatory work and a minor upgrade project and is scheduled to resume contract operations in October 2002. The Company currently operates a fleet of 12 jackup rigs in the Asia Pacific region. One of these rigs, which was mobilized from the Gulf of Mexico in the first quarter, is in a shipyard undergoing repairs and enhancements and is expected to return to service in December of 2002. The Company is actively marketing the newly constructed ENSCO 102, which completed commissioning procedures in June 2002. The remaining 10 rigs in the Asia Pacific region are currently under contract and the Company expects these rigs to remain at full or near full utilization for the remainder of 2002.

       There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Currently, six of the Company's seven barge rigs are idle and three of the six idle barge rigs have not operated since early 1999. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company and there currently is little indication or expectation that such spending will be increased in the near-term. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. Recently, one of the Company's idle barge rigs secured a commitment for work in Indonesia. The barge rig is being mobilized to a shipyard in Singapore where it will undergo certain enhancements in preparation for a contract that is expected to commence in December 2002. The Company evaluates the carrying value of its rigs and vessels when events or changes in circumstances indicate that such carrying values may be impaired and the Company has performed several of such evaluations with respect to its South America barge rig fleet. If the market conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for additional barge rigs in other markets, the Company will continue evaluating the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent. Evaluations of carrying value are subjective and involve expectations of future cash flows based on management's estimates, assumptions and judgements regarding future industry conditions and operations. Future adverse changes in industry conditions or similar events impacting management estimates, assumptions or judgements may cause the Company to reduce its expectations of future cash flows from the barge rigs and determine the carrying value of some or all of the barge rigs has been impaired. At June 30, 2002, the carrying value of the Company's seven barge rigs totaled $149.3 million. Any future impairment charges may have a material adverse effect on the Company's operating results.

       After experiencing increased fleet utilization and day rates in the Company's marine transportation segment during 2001, utilization and day rates declined in the first half of 2002 as a result of the slowdown in Gulf of Mexico drilling activity. The Company expects the Gulf of Mexico marine transportation market to continue to remain soft in the near-term.

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

CRITICAL ACCOUNTING POLICIES

       The Company's significant accounting policies are included in Note 1 to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002. These policies, along with the underlying assumptions and judgements made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgements by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment and impairment of assets.

       At June 30, 2002, the carrying value of the Company's property and equipment totaled $1,699.8 million, which represents 72% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgements by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs and vessels. The Company evaluates the carrying value of its property and equipment and its $103.8 million of goodwill when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002. Other than the elimination of goodwill amortization, which would have totaled $750,000 and $1.5 million for the three and six month periods ended June 30, 2002, respectively, absent the issuance of SFAS 142, the adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements. At June 30, 2002, the Company's goodwill totaled $103.8 million.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

       On May 14, 2002, the Company held an annual meeting of stockholders to consider a proposal to elect two Class II Directors. A description of the proposal is contained in the Company's proxy statement dated March 22, 2002 relating to the 2002 annual meeting of stockholders.

       There were 134,742,057 shares of the Company's common stock entitled to vote at the annual meeting based on the March 22, 2002 record date, of which 114,312,809 shares, or approximately 85%, were present and voting in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

       With respect to the proposal listed above, the voting was as follows:

	Votes for	Votes Withheld
Morton H. Meyerson	113,950,375	362,434
Joel V. Staff	114,050,178	262,631

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

10.1	Credit Agreement among ENSCO International Incorporated, Den Norske Bank ASA, New York Branch as Administrative Agent, Citibank, N.A. as Syndication Agent, Wells Fargo Bank Texas, N.A. as Co-Syndication Agent, and HSBC Bank USA as Documentation Agent concerning a $250,000,000 Revolving Credit Loan, dated as of July 26, 2002.

10.2	Amended and Restated Employment Agreement, dated August 6, 2002, between Chiles Offshore Inc. and William E. Chiles.

15.1	Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

(b) Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed Reports on Form 8-K on (i) April 10, 2002, with respect to a change in the Company's Certifying Accountant, (ii) April 17, 2002, with respect to the contractual status of the Company's offshore rig fleet as of April 16, 2002, (iii) May 16, 2002, with respect to the merger agreement between ENSCO International Incorporated, Chore Acquisition, Inc., a wholly-owned subsidiary of ENSCO International Incorporated, and Chiles Offshore Inc., (iv) May 17, 2002, with respect to the contractual status of the Company's offshore rig fleet as of May 15, 2002, (v) June 17, 2002, with respect to the contractual status of the Company's offshore rig fleet as of June 17, 2002, (vi) June 18, 2002, with respect to an amendment to the contractual status of the Company's offshore rig fleet as of June 17, 2002, and (vii) June 20, 2002, with respect to an amendment to the contractual status of the Company's offshore rig fleet as of June 17, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: August 9, 2002	/s/ C. CHRISTOPHER GAUT C. Christopher Gaut Senior Vice President and Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President

/s/ DAVID A. ARMOUR David A. Armour Controller