Form 10-Q
period 2002-09-30
ENSCO INTERNATIONAL INC
filed 2002-11-01
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 148,940,513 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 2002.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (the Company) (a Delaware corporation), as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 8 to the consolidated financial statements, the Company no longer records amortization expense for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".

/s/ KPMG LLP

Dallas, Texas
October 11, 2002

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2002		2001

OPERATING REVENUES	$191.8		$227.5

OPERATING EXPENSES
Operating costs	104.4		90.9
Depreciation and amortization	31.7		28.6
General and administrative	4.8		4.0

	140.9		123.5

OPERATING INCOME	50.9		104.0

OTHER INCOME (EXPENSE)
Interest income	1.1		2.0
Interest expense, net	(7.7)		(8.2)
Other, net	(1.8)		(1.2)

	(8.4)		(7.4)

INCOME BEFORE INCOME TAXES	42.5		96.6

PROVISION FOR INCOME TAXES
Current income taxes	3.6		11.5
Deferred income taxes	8.4		15.8

	12.0		27.3

NET INCOME	$ 30.5		$ 69.3

EARNINGS PER SHARE
Basic	$ .2	1	$ .5	1
Diluted	.2	1.5		1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	143.	6	136.	5
Diluted	144.	3	137.	1

CASH DIVIDENDS PER COMMON SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2002		2001

OPERATING REVENUES	$491.3		$638.3

OPERATING EXPENSES
Operating costs	277.0		270.2
Depreciation and amortization	89.6		86.6
General and administrative	13.8		11.9

	380.4		368.7

OPERATING INCOME	110.9		269.6

OTHER INCOME (EXPENSE)
Interest income	4.2		6.6
Interest expense, net	(23.6)		(25.0)
Other, net	6.4		(1.0)

	(13.0)		(19.4)

INCOME BEFORE INCOME TAXES	97.9		250.2

PROVISION FOR INCOME TAXES
Current income taxes	8.6		41.8
Deferred income taxes	19.3		31.0

	27.9		72.8

NET INCOME	$ 70.0		$177.4

EARNINGS PER SHARE
Basic	$ .5	1	$ 1.2	9
Diluted	.5	0	1.2	8

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	137.	9	137.	8
Diluted	138.	7	138.	9

CASH DIVIDENDS PER COMMON SHARE	$ .07	5	$ .07	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In millions, except par value amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 163.0	$ 278.8
Short-term investments	32.5	31.6
Accounts receivable, net	147.2	116.5
Prepaid expenses and other	43.7	34.4

Total current assets	386.4	461.3

PROPERTY AND EQUIPMENT, AT COST	3,034.7	2,386.6
Less accumulated depreciation	751.4	671.3

Property and equipment, net	2,283.3	1,715.3

GOODWILL	350.3	103.8

OTHER ASSETS, NET	64.5	43.4

	$3,084.5	$2,323.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 29.8	$ 10.1
Accrued liabilities	149.7	126.5
Current maturities of long-term debt	21.2	12.7

Total current liabilities	200.7	149.3

LONG-TERM DEBT	549.6	462.4

DEFERRED INCOME TAXES	341.3	259.1

OTHER LIABILITIES	15.3	12.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
172.5 million and 157.8 million shares issued	17.2	15.8
Additional paid-in capital	1,379.5	888.6
Retained earnings	849.7	790.2
Restricted stock (unearned compensation)	(5.1)	(5.4)
Accumulated other comprehensive loss	(12.4)	(9.9)
Treasury stock, at cost, 23.6 million and 23.2 million shares	(251.3)	(239.1)

Total stockholders' equity	1,977.6	1,440.2

	$3,084.5	$2,323.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES
Net income	$70.0	$177.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	89.6	86.6
Deferred income tax provision	19.3	31.0
Tax benefit from stock compensation	3.1	2.7
Amortization of other assets	9.0	7.1
Net gain on asset dispositions	(5.9)	(1.3)
Other	1.1	1.4
Changes in operating assets and liabilities:
Increase in accounts receivable	(15.0)	(18.3)
Increase in prepaid expenses and other assets	(18.5)	(13.0)
Decrease in accounts payable	(3.6)	(4.3)
Increase in accrued liabilities	5.3	18.2

Net cash provided by operating activities	154.4	287.5

INVESTING ACTIVITIES
Additions to property and equipment	(163.8)	(101.0)
Net cash used in Chiles acquisition	(99.9)	--
Proceeds from disposition of assets	24.4	2.5
Purchase of short-term investments	(1.0)	(43.0)
Sale of long-term investments	23.0	--

Net cash used by investing activities	(217.3)	(141.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	52.7
Reduction of long-term borrowings	(57.3)	(6.3)
Repurchase of common stock	--	(76.3)
Cash dividends paid	(10.5)	(10.3)
Proceeds from exercise of stock options	17.3	6.8
Deferred financing costs	(1.3)	(3.3)
Other	(1.1)	(.5)

Net cash used by financing activities	(52.9)	(37.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115.8)	108.8

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	278.8	106.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$163.0	$215.4

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

       The financial data for the three and nine month periods ended September 30, 2002 and 2001 included herein have been subjected to a limited review by KPMG LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2002. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K/A to the Securities and Exchange Commission filed on June 28, 2002.

       In the first quarter of 2002, the Company settled an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. In connection with this settlement, the Company recognized a $5.8 million gain, which has been included in "Other, net" under Other Income (Expense) in the accompanying consolidated statement of income for the nine month period ended September 30, 2002.

       In June 2002, construction and commissioning were completed on the ENSCO 102, a harsh environment jackup rig, in which the Company owned a 25% interest and has a purchase option on the remaining 75%. The Company and the owner of the remaining 75% interest contributed their respective ownership interests in the ENSCO 102 to a newly formed joint venture. The joint venture has chartered the ENSCO 102 to the Company under a two-year agreement. The Company accounts for the joint venture using the equity method of accounting.

       On August 7, 2002, the Company acquired Chiles Offshore Inc. ("Chiles"). See "Note 2 - Acquisition" below. The Company's consolidated financial statements include the results of Chiles from the August 7, 2002 acquisition date.

Note 2 - Acquisition

       On August 7, 2002, the Company acquired Chiles pursuant to a Merger Agreement by and among the Company, Chore Acquisition, Inc., a wholly-owned subsidiary of the Company, and Chiles (the "Merger Agreement"). Under the terms of the Merger Agreement, each Chiles shareholder received 0.6575 of a share of the Company's common stock and $5.25 in cash in exchange for each share of Chiles common stock held. The Company issued approximately 13.3 million shares of its common stock, and paid approximately $106.6 million in cash to the holders of Chiles common stock.

       The merger is being accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. The $567.9 million purchase price has been calculated using the number of the Company's common shares issued in the acquisition and a $33.65 per share average trading price of the Company's common stock for a period of time immediately before and after the merger was announced, plus cash consideration of $5.25 per share of Chiles common stock outstanding immediately prior to the merger, estimated direct merger fees and expenses and the estimated fair value of vested Chiles employee stock options.

       The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. The purchase price allocation is preliminary and further refinements may be made. The purchase price included, at estimated fair value at August 7, 2002, current assets of $29.8 million, drilling rigs and other property and equipment of $547.9 million and the assumption of current liabilities of $38.7 million, long-term debt of $153.0 million and other net long-term liabilities of $64.6 million. Included in acquired long-term debt was $51.2 outstanding under Chiles' revolving credit facility, which the Company repaid on August 8, 2002. The Company also recorded $246.5 million of goodwill, which is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment, and the assembled workforce of Chiles. The acquisition of Chiles will further strengthen the Company's position in the premium jackup market, which currently represents one of the strongest segments of the offshore drilling market.

       Unaudited pro forma combined operating results of the Company and Chiles assuming the merger was completed as of the beginning of each period presented are summarized as follows (in millions, except per share data):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2002		2001		2002		2001

Revenues	$202.2		$242.6		$547.2		$691.7
Operating income	52.7		111.2		129.6		292.6
Net income before extraordinary item	31.1		74.1		79.6		193.0
Net income	31.1		74.1		79.3		193.0
Earnings per share:
Basic	$ .2	1	$ .4	9	$ .5	3	$ 1.2	8
Diluted	.2	1.4		9.5		3	1.2	7

       The pro forma information presented above does not purport to represent what the Company's results actually would have been had the transaction occurred on the dates specified, nor does the pro forma information purport to project the Company's results of operations for any future period.

Note 3 - Earnings Per Share

       For the three and nine months ended September 30, 2002 and 2001, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three and nine month periods ending September 30, 2002 and 2001 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Weighted average common shares-basic	143.6	136.5	137.9	137.8

Potentially dilutive common shares:
Restricted stock grants	--	--	--	.1
Stock options	.7	.6	.8	1.0

Weighted average common shares-diluted	144.3	137.1	138.7	138.9

       Options to purchase 3.3 million shares of common stock in the third quarters of 2002 and 2001 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 2.5 million and 2.2 million shares of common stock in the nine month periods ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 4 - Long-term Debt

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The Company has guaranteed the performance of its obligations under the bonds to MARAD. Net proceeds from the bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of an interim construction loan. As of September 30, 2002, the Company had $171.0 million outstanding under the bonds.

       In July 2002, the Company cancelled its then existing Credit Agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "New Credit Agreement") with a syndicate of banks. Advances under the New Credit Agreement bear interest at the LIBOR rate plus an applicable margin rate (currently .525%), depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. Additionally, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the New Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company has no advances outstanding under the New Credit Agreement. The New Credit Agreement matures in July 2007, at which time all amounts outstanding under the facility are due.

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed the remaining principal balance due under certain MARAD-guaranteed debt related to the construction of the ENSCO 76 (formerly the Chiles Coronado). The Company also recorded a related debt discount of approximately $1.0 million, which is being amortized to interest expense over the remaining life of the facility. This facility bears interest at a rate of 5.6% per year and requires semi-annual principal payments of $2.9 million plus accrued interest in January and July each year until the final maturity in July 2011. As of September 30, 2002, the Company had $52.9 million outstanding under this facility.

       The Company also assumed from Chiles the amounts outstanding under certain MARAD-guaranteed financing for the construction and term financing of the ENSCO 105 (formerly the Chiles Galileo). This facility provides for floating rate debt, which must be refinanced through the issuance of fixed-rate MARAD guaranteed bonds by the Company no later than two years after delivery of the rig. Under the terms of this facility, principal and interest payments are due semi-annually beginning April 2003 and ending October 2021. The Company has guaranteed performance of its obligations under the debt to MARAD. As of September 30, 2002, the Company had $49.9 million outstanding under this facility.

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

       At September 30, 2002, the net unrealized losses on derivative instruments included in other comprehensive loss totaled $11.3 million, and the Company estimates that $300,000 of this amount will be reclassified into earnings during the next twelve months, including $800,000 of unrealized losses reclassified to interest expense and $500,000 of unrealized gains reclassified to operating expenses.

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Chiles entered into the treasury rate lock agreements during the first and second quarters of 2002 and they mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company has deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. The fair value of the treasury rate lock agreements at September 30, 2002, which is included in accrued current liabilities, has declined $5.9 million from the August 7, 2002 Chiles acquisition date, and a cumulative $10.8 million since their inception. The Company recognized a $1.1 million loss during the third quarter in connection with the treasury rate lock agreements, which resulted from the decrease in fair value of the $15.0 million notional amount of treasury rate lock agreements deemed to be speculative.

       In October 2002, the Company settled $10.0 million of the $15.0 million notional amount of speculative treasury rate lock agreements acquired from Chiles. The Company will recognize a gain of $200,000 in the fourth quarter of 2002 related to the settlement of these treasury rate lock agreements. It is the Company's intention to settle the remaining $5.0 million notional amount of speculative treasury rate lock agreements obtained in connection with the Chiles acquisition prior their maturity.

Note 6 - Comprehensive Income

The components of the Company's comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, are as follows (in millions):

	Three Months Ended				Nine Months Ended
	2002		2001		2002		2001

Net income	$30.5		$69.3		$70.0		$177.4
Other comprehensive income (loss):
Transition adjustment for cumulative effect of
adopting SFAS 133	-	-	-	-	-	-	(11.2)
Net change in fair value of derivatives	(3.5)			.3	(2.7)		2.1
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income		.2		.2		.2	.6

Net other comprehensive income (loss)	(3.3)			.5	(2.5)		(8.5)

Total comprehensive income	$27.2		$69.8		$67.5		$168.9

The components of the accumulated other comprehensive loss section of stockholders' equity at September 30, 2002 and December 31, 2001, are as follows (in millions):

	September 30,	December 31,
	2002	2001

Cumulative translation adjustment	$ 1.1	$1.1
Net unrealized losses on derivatives	11.3	8.8

Total accumulated other comprehensive loss	$12.4	$9.9

Note 7 - Segment Information

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At September 30, 2002, the Company's contract drilling segment operated a fleet of 56 offshore drilling rigs, including 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation segment owned a fleet of 28 oilfield support vessels at September 30, 2002. Operating income (loss) for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Depreciation expense of the Company's corporate office is not allocated to the operating segments. Segment information for the three and nine month periods ended September 30, 2002 and 2001 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other		Total

Three Months Ended September 30,
2002
Revenues	$179.2	$12.6		$--	$191.8
Operating income (loss)	51.6	(.3)		(.4)	50.9

2001
Revenues	$210.3	$17.2	$ -	-	$227.5
Operating income (loss)	99.1	5.6		(.7)	104.0

Nine Months Ended September 30,
2002
Revenues	$455.3	$36.0	$ -	-	$491.3
Operating income (loss)	113.4	(.5)	(2.0)		110.9

2001
Revenues	$588.6	$49.7	$ -	-	$638.3
Operating income (loss)	255.7	15.7	(1.8)		269.6

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

       The impact of the adoption of SFAS No. 142 on the Company's net income, basic earnings per share, and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001, as if the adoption took place on January 1, 2001, is presented in the following table (in millions except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001

Reported net income	$30.5		$69.3		$70.0		$177.4
Add back goodwill amortization		--		.8		--	2.3

Adjusted net income	$30.5		$70.1		$70.0		$179.7

Reported basic earnings per share	$ .	21	$ .	51	$ .	51	$ 1.	29
Goodwill amortization		--	.	01		--	.	02

Adjusted basic earnings per share	$ .	21	$ .	52	$ .	51	$ 1.	31

Reported diluted earnings per share	$ .	21	$ .	51	$ .	50	$ 1.	28
Goodwill amortization		--	.	01		--	.	02

Adjusted diluted earnings per share	$ .	21	$ .	52	$ .	50	$ 1.	30

       As of January 1, 2002, the Company completed a goodwill impairment test, which involved the use of estimates related to the fair market value of the Company's reporting units to which goodwill was allocated. The test indicated the Company's goodwill was not impaired. At September 30, 2002, the Company's goodwill totaled $350.3 million, including $246.5 million of goodwill recorded in the third quarter of 2002 in connection with the acquisition of Chiles. See "Note 2 - Acquisition".

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

BUSINESS ENVIRONMENT

       ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling services and marine transportation services to the oil and gas industry. The Company's operations are conducted in the geographic regions of North America, Europe/West Africa, Asia Pacific and South America.

       Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate based upon many factors including world economic conditions, the legislative environment in the U.S. and other countries in which the Company operates, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico and the U.S. natural gas market largely determines domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, which resulted in improved demand for offshore drilling rigs and an increasing trend in day rates for jackup rigs in the Gulf of Mexico through the first half of 2001. U.S. natural gas prices declined during 2001 and oil and gas companies reduced Gulf of Mexico exploration and development spending during the second half of 2001, resulting in declining domestic day rates in the second half of 2001. Since the beginning of 2002, the Company has experienced some increases in day rates on its domestic jackup rigs. However, domestic day rates leveled-off in the third quarter of 2002 and remain significantly lower than domestic day rates experienced during 2001.

       Industry conditions in most international offshore drilling markets strengthened during 2001 due to increases in exploration and development spending by international oil companies. Demand and day rates for international jackup rigs increased in Asia Pacific and Europe/West Africa during 2001 and such increased day rates have generally been sustained during the first nine months of 2002. However, a softening of drilling demand in the North Sea has resulted in slightly lower day rates for Europe/West Africa jackup rigs during the third quarter of 2002.

       On August 7, 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"). In connection with the merger, the Company issued approximately 13.3 million shares of its common stock and paid $106.6 million in cash to the Chiles stockholders. As of September 30, 2002, the Company operated a fleet of 56 offshore rigs and 28 oilfield support vessels. The Company's offshore rig fleet consists of 43 premium jackup rigs (including one rig acquired from Chiles that is nearing construction completion and expected to enter service in November 2002 and one rig operated through a joint venture), seven barge rigs, five platform rigs and one semisubmersible rig.

RESULTS OF OPERATIONS

        The Company's results for the third quarter and nine months ended September 30, 2002 generally reflect a weakened demand for drilling rigs in the Gulf of Mexico and the resulting decrease in industry day rates, as compared to the corresponding prior year period. The reduced operating results in domestic drilling operations is somewhat offset by the continued strength of the Company's international operations in Europe/West Africa and Asia Pacific, where day rates have increased for the three and nine month periods ended September 30, 2002, as compared to the corresponding prior year periods.

     The following analysis highlights the Company's consolidated operating results, revenues and operating margin for the three and nine month periods ended September 30, 2002 and 2001 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Results
Revenues	$191.8	$227.5	$491.3	$638.3
Operating expenses, including general & administrative	109.2	94.9	290.8	282.1
Depreciation and amortization	31.7	28.6	89.6	86.6

Operating income	50.9	104.0	110.9	269.6
Other expense, net	8.4	7.4	13.0	19.4
Provision for income taxes	12.0	27.3	27.9	72.8

Net income	$ 30.5	$ 69.3	$ 70.0	$177.4

Revenues
Contract drilling
Jackup rigs:
North America	$ 50.2	$ 79.5	$119.3	$268.6
Europe/West Africa	47.8	48.9	131.4	119.4
Asia Pacific	48.5	28.1	126.5	73.4
South America	4.1	--	4.1	--

Total jackup rigs	150.6	156.5	381.3	461.4
Semisubmersible rig - North America	17.2	14.7	44.3	43.2
Barge rigs - Asia Pacific	2.1	--	2.1	--
Barge rigs - South America	3.7	28.8	12.4	54.1
Platform rigs - North America	5.6	10.3	15.2	29.9

Total contract drilling	179.2	210.3	455.3	588.6

Marine transportation
AHTS(1)	4.1	3.7	11.2	10.5
Supply	8.5	13.5	24.8	39.2

Total marine transportation	12.6	17.2	36.0	49.7

Total	$191.8	$227.5	$491.3	$638.3

Operating Margin(2)
Contract drilling
Jackup rigs:
North America	$ 17.3	$ 48.9	$ 27.2	$171.3
Europe/West Africa	24.9	31.5	73.0	67.9
Asia Pacific	26.0	15.0	71.8	36.8
South America	2.2	--	2.2	--

Total jackup rigs	70.4	95.4	174.2	276.0
Semisubmersible rig - North America	12.4	10.2	28.1	30.1
Barge rigs - Asia Pacific	(.1)	--	(.1)	--
Barge rigs - South America	.9	20.5	2.0	30.7
Platform rigs - North America	2.1	3.0	4.7	10.2

Total contract drilling	85.7	129.1	208.9	347.0

Marine transportation
AHTS(1)	1.1	1.3	2.5	3.6
Supply	.6	6.2	2.9	17.5

Total marine transportation	1.7	7.5	5.4	21.1

Total	$ 87.4	$136.6	$214.3	$368.1

(1)	Anchor handling tug supply vessels.
(2)	Defined as revenues less operating expenses, exclusive of depreciation and amortization and general and administrative expenses.

The following is an analysis of certain operating information of the Company for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Contract Drilling
Rig Utilization:
Jackup rigs:
North America	87%	77%	89%	88%
Europe/West Africa	79%	96%	76%	88%
Asia Pacific	76%	99%	77%	95%
South America	100%	--	100%	--

Total jackup rigs	83%	85%	83%	89%
Semisubmersible rig - North America	100%	90%	89%	89%
Barge rigs - Asia Pacific	100%	--	100%	--
Barge rigs - South America	15%	41%	16%	36%
Platform rigs - North America	60%	62%	56%	58%

Total	73%	75%	72%	76%

Average day rates:
Jackup rigs:
North America	$ 30,542	$ 50,701	$ 25,095	$ 50,913
Europe/West Africa	78,507	69,496	78,363	62,428
Asia Pacific	59,029	42,884	58,126	40,089
South America	75,771	--	75,771	--

Total jackup rigs	47,993	53,599	44,027	51,207
Semisubmersible rig - North America	187,048	176,583	184,423	178,657
Barge rigs - Asia Pacific	41,750	--	41,750	--
Barge rigs - South America	38,120	41,626	40,191	43,647
Platform rigs - North America	26,688	27,805	25,595	27,024

Total	$ 50,290	$ 52,844	$ 46,456	$ 51,016

Marine Transportation
Fleet Utilization:
AHTS*	62%	63%	66%	62%
Supply	77%	85%	74%	85%

Total	75%	81%	72%	81%

Average day rates:
AHTS*	$ 14,590	$ 13,062	$ 12,408	$ 12,374
Supply	5,180	7,486	5,361	7,373

Total	$ 6,570	$ 8,255	$ 6,510	$ 8,063

           *  Anchor handling tug supply vessels.

     Discussions relative to each of the Company's operating segments and significant changes in operating results for the three and nine months ended September 30, 2002 compared with the results of the corresponding prior year periods are set forth below. See "Outlook and Forward-Looking Statements" for additional information about the Company's current expectations regarding future operations, day rates and utilization.

Contract Drilling The following is an analysis of the Company's offshore drilling rigs at September 30, 2002 and 2001:
	Number of Rigs
	2002	2001
Jackup rigs:
North America(1)(2)	22	22
Europe/West Africa	8	8
Asia Pacific(1)(2)(3)	12	7
South America(2)	1	--

Total jackup rigs	43	37
Semisubmersible rig - North America	1	1
Barge rigs:
South America(4)	6	9
Asia Pacific(4)	1	--
Platform rigs - North America	5	5

Total	56	52

(1)	In December 2001, the Company mobilized a jackup rig from the Gulf of Mexico to perform a long-term contract offshore Qatar. The rig commenced drilling operations in February 2002. Additionally, during the first quarter of 2002, the Company mobilized two jackup rigs from the Gulf of Mexico to Singapore where they entered a shipyard for enhancement and repairs. One of these rigs remains in the shipyard and is expected to be ready for operations in December 2002. The other rig is currently operating.
(2)	The Company acquired five ultra premium jackup rigs in connection with the Chiles merger, which have been renamed ENSCO 74, ENSCO 75, ENSCO 76, ENSCO 104 and ENSCO 105. The ENSCO 74 and ENSCO 75 are operating in the Gulf of Mexico. The ENSCO 105 is completing construction in the Gulf of Mexico and is expected to be ready to commence operations in November 2002. The ENSCO 104 is operating in Australia. The ENSCO 76 is operating in Trinidad and Tobago.
(3)	In June 2002, construction and commissioning were completed in Singapore on the ENSCO 102, a harsh environment rig. In August 2002, the Company mobilized the rig to Malaysia where it commenced operations in September 2002. See "Liquidity and Capital Resources" for more information regarding the ENSCO 102.
(4)	In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service. The Company expects to sell the two rigs in the fourth quarter of 2002. Additionally, in September 2002, the Company mobilized a barge rig from Venezuela to Singapore where it has entered a shipyard for enhancement in preparation for a contract that is expected to commence in December 2002.

     Third quarter 2002 revenues for the Company's contract drilling segment compared to the third quarter of 2001 decreased by $31.1 million, or 15%, and operating margin decreased by $43.4 million, or 34%. These decreases are primarily attributable to lower average day rates, which decreased 5% from the prior year quarter, and lower utilization, which decreased to 73% in the third quarter of 2002 from 75% in the third quarter of 2001. In addition, the prior year quarter results include $15.3 million received from the early termination of a long-term contract for one of the Company's barge rigs in South America. These decreases were partially offset by the operating results from the Chiles jackup rigs acquired in August 2002. Operating expenses for the contract drilling segment increased by $12.3 million, or 15%, from the prior year quarter due primarily to the addition of the Chiles jackup rigs in August 2002, an increase in mobilization costs, and an increase in insurance costs.

     For the nine months ended September 30, 2002, revenues for the Company's contract drilling segment decreased $133.3 million, or 23%, and operating margin decreased $138.1 million, or 40%, from the prior year period. These decreases are primarily due to lower average day rates, which decreased 9% from the prior year period, and lower utilization, which decreased to 72% in the current year period as compared to 76% in the year earlier period. In addition, the prior year period results include $15.3 million received from the early termination of a long-term contract in South America. These decreases are partially offset by the operating results from the Chiles jackup rigs acquired in August 2002. Operating expenses for the contract drilling segment increased by $4.8 million, or 2%, from the prior year period due primarily to the addition of the Chiles jackup rigs in August 2002, an increase in mobilization costs and an increase in insurance costs, partially offset by lower utilization as compared to the prior year period.

   North America Jackup Rigs

     For the third quarter of 2002, revenues for the Company's North America jackup rigs decreased by $29.3 million, or 37%, and the operating margin decreased by $31.6 million, or 65%, from the prior year quarter. The decrease in revenues and operating margin is primarily attributable to a 40% decrease in average day rates. Additionally, the Company mobilized three rigs from the Gulf of Mexico to the Asia Pacific region in the fourth quarter of 2001 and first quarter of 2002. These decreases are partially offset by the operating results of the ENSCO 74 and ENSCO 75 acquired from Chiles in August 2002. Operating expenses increased by $2.3 million, or 8%, from the prior year quarter primarily due to higher utilization in the Gulf of Mexico as compared to the third quarter 2001, the addition of the ENSCO 74 and ENSCO 75 in August 2002 and increased insurance costs, partially offset by the reduction in fleet size due to the mobilization of the three rigs from the Gulf of Mexico to the Asia Pacific region.

     For the nine months ended September 30, 2002, revenues for the Company's North America jackup rigs decreased by $149.3 million, or 56%, and the operating margin decreased by $144.1 million, or 84%, from the prior year period. These decreases are primarily due to a 51% decline in average day rates and the mobilization of the three rigs to Asia Pacific in the fourth quarter of 2001 and first quarter of 2002. These decreases are partially offset by the operating results of the ENSCO 74 and ENSCO 75 acquired from Chiles in August 2002. Operating expenses decreased by $5.2 million, or 5%, from the prior year period due primarily to the reduced fleet size resulting from the mobilization of three rigs to the Asia Pacific region, partially offset by the addition of the ENSCO 74 and ENSCO 75 and an increase in insurance costs.

   Europe/West Africa Jackup Rigs

     Third quarter 2002 revenues for the Europe/West Africa jackup rigs decreased $1.1 million, or 2%, and the operating margin decreased by $6.6 million, or 21%, from the prior year quarter. These decreases are primarily due to lower utilization, which decreased to 79% in the current year quarter from 96% in the year earlier quarter, partially offset by a 13% increase in average day rates. Operating expenses increased by $5.5 million, or 32%, from the prior year quarter due primarily to an increase in mobilization costs and an increase in insurance costs. In August 2002, the Company mobilized the ENSCO 100 from the North Sea to Nigeria where it commenced drilling operations in September 2002.

     For the nine months ended September 30, 2002, revenues for the Europe/West Africa jackup rigs increased by $12.0 million, or 10%, and the operating margin increased by $5.1 million, or 8%, from the prior year period. The increase in revenues and operating margin is primarily attributable to a 26% increase in average day rates, partially offset by lower utilization, which decreased to 76% in the current year period from 88% in the prior year period. Operating expenses increased by $6.9 million, or 13%, from the prior year period due primarily to an increase in mobilization costs and an increase in insurance costs.

   Asia Pacific Jackup Rigs

     Third quarter 2002 revenues for the Asia Pacific jackup rigs increased by $20.4 million, or 73%, and operating margin increased by $11.0 million, or 73%, from the prior year quarter. The increase in revenues and operating margin is due primarily to the increased fleet size, including the ENSCO 94 and ENSCO 54, which commenced operations in February 2002 and July 2002 after mobilization from the Gulf of Mexico, and the ENSCO 104, which was acquired in connection with the Chiles merger in August 2002. Revenues and operating margin also increased due to higher average day rates, which increased 38% from the prior year quarter, partially offset by a decrease in utilization to 76% in the current quarter from 99% in the prior year quarter. Operating expenses increased by $9.4 million, or 72%, in the current quarter as a result of the increased fleet size and an increase in insurance costs.

     For the nine months ended September 30, 2002, revenues for the Asia Pacific jackup rigs increased by $53.1 million, or 72%, and the operating margin increased by $35.0 million, or 95%, from the prior year period. These increases are due primarily to higher average day rates, which increased 45% from the prior year period, the addition of the ENSCO 94 to the Asia Pacific jackup rig fleet, which commenced drilling operations in the first quarter of 2002 after mobilization from the Gulf of Mexico, and the addition of the ENSCO 104, acquired from Chiles in August 2002. During the first quarter of 2002, the Company also mobilized the ENSCO 51 and ENSCO 54 from the Gulf of Mexico to a shipyard in Singapore. The ENSCO 51 remains in the shipyard undergoing repair and enhancement work while the ENSCO 54 commenced drilling operations in July 2002. Operating expenses increased by $18.1 million, or 49%, in the current year period primarily due to the increased fleet size and an increase in mobilization and insurance costs.

   South America Jackup Rig

     The ENSCO 76, acquired in connection with the Chiles merger, is currently operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's results for the third quarter of 2002 from the date of its acquisition on August 7, 2002.

   North America Semisubmersible Rig

     Third quarter 2002 revenues from the ENSCO 7500 increased by $2.5 million, or 17%, and operating margin increased $2.2 million, or 22%, as compared to the prior year quarter. Third quarter 2002 operating expenses related to the ENSCO 7500 increased $300,000, or 7%, as compared to the prior year quarter. The increases in revenues, operating margin and operating expenses are primarily attributable to a 6% increase in average day rates and higher utilization, which increased to 100% in the current year period from 90% in the prior year period.

     For the nine months ended September 30, 2002 revenues for the ENSCO 7500 increased by $1.1 million, or 3%, and operating margin decreased by $2.0, or 7%, from the prior year period. Operating expenses increased $3.1 million, or 24%, from the prior year period. The increase in revenue is primarily attributable to a 3% increase in average day rates. The decrease in operating margin and increase in operating costs is primarily attributable to rig hull repairs during the first quarter of 2002.

   Asia Pacific Barge Rig

     In the third quarter of 2002, the Company mobilized the ENSCO I barge rig from South America to Singapore to undergo enhancements. The enhancements are in preparation for a long-term contract in Indonesia beginning in December 2002. Revenues and operating expenses for the third quarter 2002 represent amounts related to mobilization costs and the recovery of these costs from the customer.

   South America Barge Rigs

     Third quarter 2002 revenues for the South America barge rigs decreased by $25.1 million, or 87%, and operating margin decreased by $19.6 million, or 96%, from the prior year quarter. The decrease in revenues and operating margin as compared to the prior year quarter is due primarily to lower utilization, as only one barge rig was fully utilized in the current year quarter compared to four barge rigs fully or partially utilized in the year earlier quarter. The prior year quarter results also include $15.3 million received due to the termination of a long-term contract after approximately half of the five-year contract term had been completed. The termination resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and was not due to any fault with the Company's drilling rig. Operating expenses decreased $5.5 million, or 66%, due primarily to the decrease in utilization.

     For the nine months ended September 30, 2002, revenues for the South America barge rigs decreased by $41.7 million, or 77%, and operating margin decreased by $28.7 million, or 93%, from the prior year period. The decrease in revenues and operating margin as compared to the prior year period is due primarily to lower utilization, which decreased to 16% in the current year period from 36% in the prior year. Also included in the year earlier period is $15.3 million received from a customer from the early termination of a long-term contract. Operating expenses decreased $13.0 million, or 56%, due primarily to the decrease in utilization.

   Platform Rigs

     Third quarter 2002 revenues for the platform rigs decreased by $4.7 million, or 46%, and operating margin decreased by $900,000, or 30%, as compared to the prior year quarter. The decrease in revenues and operating margin is primarily due to two rigs, one of which was idle during the current year quarter compared to fully utilized during the year earlier quarter and the second of which earned a minor standby rate during the current year quarter compared to earning full day rate in the year earlier quarter. Operating expenses decreased by $3.8 million, or 52%, from the prior year quarter primarily due to the two rigs discussed above.

     For the nine months ended September 30, 2002, revenues for the platform rigs decreased by $14.7 million, or 49%, and operating margin decreased by $5.5 million, or 54%, from the prior year period. These decreases are due primarily to two rigs, one of which was idle during the current year period compared to fully utilized during the prior year period and the second of which earned a minor standby rate during the current year period compared to earning full day rate in the prior year period. Operating expenses for platform rigs decreased by $9.2 million, or 47%, from the prior period due primarily to the two rigs discussed above.

Marine Transportation

     The following is an analysis of the Company's marine transportation vessels as of September 30, 2002 and 2001:

	Number of Vessels
	2002	2001

AHTS(1)	5	5
Supply	23	23

Total(2)	28	28

(1)	Anchor handling tug supply vessels.
(2)	All of the Company's marine transportation vessels are located in the Gulf of Mexico.

     Third quarter 2002 revenues for the Company's marine transportation segment decreased by $4.6 million, or 27%, and operating margin decreased by $5.8 million, or 77%, from the prior year quarter. The decrease in revenues and operating margin is primarily attributable to lower average day rates, which decreased 20% from the prior year quarter, and lower utilization, which decreased to 75% in the current year quarter from 81% in the year earlier quarter. Operating expenses increased by $1.2 million, or 12%, from the prior year quarter due primarily to increases in repair and maintenance expense, regulatory drydocking costs and insurance costs.

     For the nine months ended September 30, 2002, revenues for the Company's marine transportation segment decreased by $13.7 million, or 28%, and operating margin decreased by $15.7 million, or 74%, from the prior year period. These decreases are primarily due to lower average day rates, which decreased 19% from the prior year period, and lower utilization, which decreased to 72% in the current year period from 81% in the year earlier period. Operating expenses increased by $2.0 million, or 7%, from the prior year period due primarily to increases in repair and maintenance expense, regulatory drydocking costs and insurance costs.

Depreciation and Amortization

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 became effective for the Company on January 1, 2002 and, among other things, eliminated the requirement to amortize goodwill. The Company recognized no goodwill amortization in the three and nine month periods ended September 30, 2002, compared to $750,000 and $2.3 million of goodwill amortization in the three and nine month periods ended September 30, 2001, respectively.

     Depreciation and amortization expense for the third quarter of 2002 increased by $3.1 million, or 11%, as compared to the prior year quarter. The increase is primarily attributable to the Chiles rigs acquired in August 2002 and depreciation on capital enhancement projects completed subsequent to the third quarter of 2001, partially offset by the recognition of $750,000 of goodwill amortization in the prior year quarter and $300,000 of depreciation in the prior year quarter associated with two barge rigs that were taken out of service in December 2001.

     Depreciation and amortization expense for the nine month period ended September 30, 2002 increased by $3.0 million, or 3%, as compared to the prior year period. The increase is primarily attributable to the Chiles rigs acquired in August 2002 and depreciation on capital enhancement projects completed subsequent to the third quarter of 2001, partially offset by the recognition of $2.3 million of goodwill amortization in the prior year period and $1.0 million of depreciation in the prior year period associated with two barge rigs that were taken out of service in December 2001.

General and Administrative

     General and administrative expense for the third quarter and nine months ended September 30, 2002 increased by $800,000, or 20%, and by $1.9 million, or 16%, respectively, as compared to the prior year periods. The increase is primarily due to increases in personnel costs and professional fees.

Other Income (Expense)

     Other income (expense) for the three and nine month periods ended September 30, 2002 and 2001 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Interest income	$ 1.1	$ 2.0	$ 4.2	$ 6.6
Interest expense, net:
Interest expense	(9.2)	(8.7)	(26.5)	(26.2)
Capitalized interest	1.5	.5	2.9	1.2

	(7.7)	(8.2)	(23.6)	(25.0)
Other, net	(1.8)	(1.2)	6.4	(1.0)

	$ (8.4)	$ (7.4)	$(13.0)	$(19.4)

     Interest income decreased for the third quarter and nine months ended September 30, 2002 as compared to the prior year periods due primarily to lower average interest rates. Interest expense increased for the third quarter and nine months ended September 30, 2002 as compared to the prior year periods due primarily to the additional debt assumed in the Chiles acquisition. See "Liquidity and Capital Resources" for further information on the debt assumed from Chiles. Capitalized interest for the third quarter and nine months ended September 30, 2002 increased as compared to the prior year periods due to an increase in the amount invested in construction projects, primarily the ENSCO 105 (acquired from Chiles in August 2002). The ENSCO 105 is completing construction and is expected to be ready for operations in November 2002.

     "Other, net" for the third quarter of 2002 includes a $1.1 million loss related to the decrease in fair value of certain treasury rate lock agreements obtained in connection with the Chiles acquisition. See "Market Risk" for further information on the Chiles treasury rate lock agreements. In the first quarter of 2002, the Company recognized a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. "Other, net" for the nine month period ended September 30, 2002 consists primarily of the $5.8 million insurance gain, the $1.1 million loss related to the treasury rate lock agreements and net gains resulting from changes in foreign currency exchange rates. "Other, net" for the quarter and nine month period ended September 30, 2001 includes $625,000 for the settlement of a purported class action, anti-trust lawsuit.

Provision for Income Taxes

     The provision for income taxes for the third quarter and nine months ended September 30, 2002 decreased by $15.3 million and $44.9 million, respectively, as compared to the prior year periods. The decrease in income taxes is primarily attributable to the decreased profitability of the Company, and to a lesser extent, to a decrease in the effective tax rate. The effective tax rate decreased to 28.2% and 28.5%, respectively, for the current year three and nine month periods from 28.3% and 29.1%, respectively, for the year earlier three and nine month periods. The decrease in the effective tax rate is primarily attributable to projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and to projected increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

     The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 2002 and 2001 were as follows (in millions):

	2002	2001

Cash flow from operations	$154.4	$287.5

Capital expenditures
Construction and acquisitions	$ 20.3	$ 17.3
Enhancements	114.9	63.0
Sustaining	28.6	20.7

	$163.8	$101.0

     Cash flow from operations decreased by $133.1 million for the nine months ended September 30, 2002 as compared to the prior year period due primarily to declining operating margins.

     During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in the ENSCO 102, a harsh environment jackup rig under construction. The Company has contributed $30.0 million and certain management and procurement services for its 25% interest, $15.0 million of which was paid in 2000 and $15 million that was paid in May 2002. Construction of the ENSCO 102 was completed in the second quarter of 2002 and the Company has an option to acquire the remaining 75% interest in the rig at any time during the two-year period following construction completion.

     Management anticipates that capital expenditures for the full year 2002 will be approximately $268 million, including $190 million for enhancements, $43 million for sustaining operations and $35 million for new construction projects. The Company may also elect to exercise its option to acquire the remaining 75% interest in the ENSCO 102 or make capital expenditures to construct or acquire additional rigs and vessels, depending on market conditions and opportunities.

Financing and Capital Resources

     The Company's long-term debt, total capital and debt to capital ratios at September 30, 2002 and December 31, 2001 are summarized below (in millions, except percentages):

	September 30, 2002	December 31, 2001

Long-term debt	$ 549.6	$ 462.4
Total capital	2,527.2	1,902.6
Long-term debt to total capital	21.7%	24.3%

     On January 25, 2001 the Company issued $190.0 million of 15-year bonds and used $137.3 million of the proceeds to retire an interim construction loan. Interest on the bonds is payable semiannually at a fixed rate of 6.36%. The bonds, which are guaranteed by the United States Maritime Administration ("MARAD"), are being repaid in 30 semiannual installments of $6.3 million, which commenced in June 2001 and will end in December 2015. The Company has guaranteed the performance of its obligations under the bonds to MARAD. As of September 30, 2002, the Company had $171.0 million outstanding under the bonds.

     In July 2002, the Company cancelled its then existing Credit Agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "New Credit Agreement") with a syndicate of banks. Advances under the New Credit Agreement bear interest at the LIBOR rate plus an applicable margin rate (currently .525%) depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. Additionally, the Company is required to pay a utilization fee of ..25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the New Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company has no advances outstanding under the New Credit Agreement. The New Credit Agreement matures in July 2007, at which time all amounts outstanding under the facility are due.

     In connection with the acquisition of Chiles on August 7, 2002, the Company assumed the remaining principal balance due under certain MARAD-guaranteed debt related to the construction of the ENSCO 76. The Company also recorded a related debt discount of approximately $1.0 million, which is being amortized to interest expense over the remaining life of the facility. This facility bears interest at a rate of 5.6% per year, has semi-annual principal payments of approximately $2.9 million plus accrued interest due in January and July each year until the final maturity in July 2011. As of September 30, 2002, the Company had $52.9 million outstanding under this facility.

     The Company also assumed from Chiles the amounts outstanding under certain MARAD-guaranteed financing for the construction and term financing of the ENSCO 105. This facility provides for floating rate debt, which must be refinanced through the issuance of fixed-rate MARAD guaranteed bonds by the Company no later than two years after delivery of the rig. Under the terms of this facility, principal and interest payments are due semi-annually. The Company has guaranteed the performance of its obligations under the debt to MARAD. As of September 30, 2002, the Company had approximately $49.9 million outstanding under this facility.

     On August 8, 2002, the Company paid $51.2 million to retire all amounts outstanding under Chiles' revolving credit facility.

LIQUIDITY

     The Company's liquidity position at September 30, 2002 and December 31, 2001 is summarized in the table below (in millions, except ratios):

	September 30, 2002	December 31, 2001

Cash and short-term investments	$ 195.5	$ 310.4
Working capital	185.7	312.0
Current ratio	1.9	3.1

     At September 30, 2002, the Company had $163.0 million of cash and cash equivalents and $32.5 million of short-term investments. The Company currently has $250.0 million available for borrowing under its New Credit Agreement.

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

MARKET RISK

     The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At September 30, 2002, the Company had foreign currency exchange contracts outstanding to exchange $7.9 million U.S. dollars for Australian dollars and Great Britain pounds. The fair value of the Company's outstanding foreign currency exchange contracts at September 30, 2002, a net unrealized gain of $750,000, is included in Prepaid expenses and other.

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At September 30, 2002 the Company had no outstanding interest rate swap agreements.

     In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Chiles entered into the treasury rate lock agreements during the first and second quarters of 2002 and they mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company has deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. The fair value of the treasury rate lock agreements at September 30, 2002, which is included in accrued current liabilities, has declined $5.9 million from the August 7, 2002 Chiles acquisition date, and a cumulative $10.8 million since their inception. The Company recognized a $1.1 million loss during the third quarter in connection with the treasury rate lock agreements, which resulted from the decrease in fair value of the $15.0 million notional amount of treasury rate lock agreements deemed to be speculative.

     The Company utilizes derivative instruments and undertakes hedging activities in accordance with its established policies for the management of market risk. The Company does not enter into derivative instruments for trading or other speculative purposes. In October 2002, the Company settled $10.0 million of the $15.0 million notional amount of speculative treasury rate lock agreements and will recognize a gain of $200,000 in the fourth quarter of 2002 as a result. It is the Company's intention to settle the remaining $5.0 million notional amount of speculative treasury rate lock agreements obtained in connection with the Chiles acquisition prior their maturity. Management believes that the Company's use of derivative instruments and related hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other market rate or price risk.

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

     The Company completed its merger with Chiles on August 7, 2002, and now has a fleet of 56 offshore rigs (including one jackup rig under construction that is scheduled to enter service in November 2002). The Company also operates a fleet of 27 oilfield support vessels after the sale of a supply vessel in October 2002. The Company's offshore rig fleet consists of 43 premium jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. Currently, two of the Company's 22 North America jackup rigs are in a shipyard undergoing enhancements, 18 are operating, one is completing construction and one is currently idle. The ENSCO 105, acquired from Chiles and located in the Gulf of Mexico, is completing construction and is expected to be ready to commence operations in November 2002. In the Europe/West Africa region, all of the Company's eight jackup rigs are operating. The Company currently operates a fleet of 12 jackup rigs in the Asia Pacific region. One of these rigs, which was mobilized from the Gulf of Mexico in the first quarter, is in a shipyard undergoing repairs and enhancements and is expected to return to service in December 2002. Additionally, a second rig is also in the shipyard undergoing enhancements and is scheduled to be ready for operations in December 2002. The remaining 10 jackup rigs in the Asia Pacific region are currently under contract and the Company expects these rigs to remain at full or near full utilization for the remainder of 2002.

     There is some uncertainty with respect to the Company's South America barge rig fleet, whose operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed as a result of reduced or deferred exploration and development spending by Venezuela's national oil company. In addition, a certain level of instability currently exists with respect to the economic and political situation in Venezuela. The Company currently operates six barge rigs in Venezuela, including one barge rig operating under a long-term contract and a second operating under a short-term contract expected to expire in November 2002. The remaining four barge rigs are idle and have not operated on Lake Maracaibo since early 1999. Recently, the Company has observed increased prospects for additional work on Lake Maracaibo from Venezuela's national oil company and other independent oil and gas companies. The Company is responding to these prospects to more fully utilize its South American barge rigs. The Company will also continue to pursue opportunities outside of Venezuela if such opportunities are economically beneficial. Although the Company's barge rigs are suitable for operations in other markets, both elsewhere within Venezuela and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. In the third quarter of 2002, one of the Company's idle barge rigs secured a contract for work in Indonesia. The barge rig was mobilized to a shipyard in Singapore where it is undergoing certain enhancements in preparation for the contract, which is expected to commence in December 2002.

     The Company evaluates the carrying value of its rigs and vessels when events or changes in circumstances indicate that such carrying values may be impaired and the Company has performed several of such evaluations with respect to its South America barge rig fleet. If the market conditions on Lake Maracaibo remain depressed and the Company is unable to secure attractive contracts for its barge rigs in Venezuela or other markets, the Company will continue evaluating the carrying value of its barge rigs and determine whether impairment and/or sale of some or all of its barge rigs is prudent. Evaluations of carrying value are subjective and involve expectations of future cash flows based on management's estimates, assumptions and judgements regarding future industry conditions and operations. Future adverse changes in industry conditions or similar events impacting management estimates, assumptions or judgements may cause the Company to reduce its expectations of future cash flows from the barge rigs and determine the carrying value of some or all of the barge rigs has been impaired. At September 30, 2002, the carrying value of the Company's six barge rigs in Venezuela totaled $111.2 million. Any future impairment charges may have a material adverse effect on the Company's operating results.

     After experiencing increased fleet utilization and day rates in the Company's marine transportation segment during 2001, utilization and day rates declined in the first nine months of 2002 as a result of the slowdown in Gulf of Mexico drilling activity. The Company expects the Gulf of Mexico marine transportation market to stabilize somewhat in the near-term.

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) cyclical nature of the industry, (iii) worldwide expenditures for oil and gas drilling, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) environmental liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry and the Company's operations in particular, (viii) fluctuations in the price of oil and natural gas, (ix) demand for oil and natural gas, (x) consolidation within the industry, (xi) changes in the dates the Company's rigs being constructed or undergoing enhancement will enter service, (xii) renegotiation, nullification, or breach of contracts with customers or other parties, and (xiii) the risks described elsewhere, herein and from time to time in the Company's other reports to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are included in Note 1 to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2002. These policies, along with the underlying assumptions and judgements made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgements by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of assets and income taxes.

     At September 30, 2002, the carrying value of the Company's property and equipment totaled $2,283.3 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgements by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs and vessels. The Company evaluates the carrying value of its property and equipment and its $350.3 million of goodwill when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

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

     The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At September 30, 2002, the Company has a $335.9 million net deferred income tax liability and $33.5 million of accrued liabilities for taxes currently payable. These balances reflect the application of the Company's income tax accounting policies in accordance with statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and also reflect various tax planning strategies. Such accounting policies and planning strategies incorporate estimates, assumptions and judgements by management relative to the interpretation of applicable tax laws, the application of accounting standards, and future levels of taxable income. The estimates, assumptions and judgements used by management in connection with accounting for income taxes reflect both historical experience and expectations regarding future industry conditions and operations. Changes in these estimates, assumptions and judgements could result in materially different provisions for deferred and current income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. SFAS 142 became effective for the Company on January 1, 2002. Application of the non-amortization provisions of SFAS 142 resulted in an increase in operating income of $750,000 and $2.3 million for the three and nine month periods ended September 30, 2002. Other than the application of the non-amortization provisions, the adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements. At September 30, 2002, the Company's goodwill totaled $350.3 million, including $246.5 million recognized in the third quarter of 2002 in connection with the Chiles acquisition.

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

Item 4.   Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

15.1	Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K

The Company filed Reports on Form 8-K on (i) July 22, 2002, with respect to the contractual status of the Company's offshore rig fleet as of July 18, 2002, (ii) August 7, 2002, with respect to the merger agreement between ENSCO International Incorporated, Chore Acquisition, Inc., a wholly-owned subsidiary of ENSCO International Incorporated, and Chiles Offshore Inc., including unaudited condensed pro forma combined financial statements of the Company and Chiles, (iii) August 12, 2002, with respect to executive certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (iv) August 20, 2002, with respect to the contractual status of the Company's offshore rig fleet as of August 16, 2002, and (v) September 17, 2002, with respect to the contractual status of the Company's offshore rig fleet as of September 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 31, 2002	/s/ C. CHRISTOPHER GAUT C. Christopher Gaut Senior Vice President and Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President

/s/ DAVID A. ARMOUR David A. Armour Controller

CERTIFICATIONS

I, Carl F. Thorne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002 /s/ CARL F. THORNE Carl F. Thorne Chief Executive Officer

I, C. Christopher Gaut, certify that:

1.	I have reviewed this quarterly report on Form 10-Q.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002 /s/ C. CHRISTOPHER GAUT C. Christopher Gaut Chief Financial Officer