Form 10-K
period 2002-12-31
ENSCO INTERNATIONAL INC
filed 2003-03-03
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2002 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
Registrant's telephone number, including area code: (214) 397-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.10 Preferred Share Purchase Right	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).       Yes  X  No

As of June 28, 2002, 135,448,060 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on June 28, 2002 of $27.26) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $2,947,644,876.

As of February 25, 2003 there were 149,116,127 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2002, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
Overview and Operating Strategy
Contract Drilling Operations
Marine Transportation Operations
Backlog Information
Segment Information
Major Customers
Industry Conditions
Competition
Governmental Regulation
Environmental Matters
Operational Risks and Insurance
International Operations
Executive Officers of the Registrant
Employees
Available Information
ITEM 2. PROPERTIES
Contract Drilling
Marine Transportation
Other Property
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
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
New Accounting Pronouncements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated ("ENSCO" or the "Company") is an international offshore contract drilling company that also provides marine transportation services in the Gulf of Mexico. The Company's complement of offshore drilling rigs includes 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's marine transportation fleet consists of 27 vessels. The Company's offshore contract drilling and marine transportation operations are integral to the exploration, development and production of oil and natural gas. The Company is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/West Africa, Asia Pacific and South America/Caribbean.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and rig construction. The Company acquired Penrod Holding Corporation in August 1993, Dual Drilling Company in June 1996 and Chiles Offshore Inc. ("Chiles") in August 2002, which added 19, 15 and 5 rigs, respectively, to the Company's current 56-rig fleet. Additionally, the Company has otherwise acquired five jackup rigs since 1994, including four harsh environment North Sea class jackup rigs, and constructed four barge rigs that were completed in 1994, and three barge rigs that were completed in 1999. In 2000, the Company completed construction of the ENSCO 101, a harsh environment jackup rig, and the ENSCO 7500, a dynamically positioned deepwater semisubmersible rig capable of drilling in water depths up to 8,000 feet. In June 2002, the Company and its joint venture partner, Keppel FELS Limited, completed construction of the ENSCO 102, a harsh environment jackup rig that is being operated by the Company and is owned by a joint venture in which the Company holds a 25% interest and has a two year post-delivery option to acquire the remaining 75%.

       With the Company's increasing emphasis on offshore markets, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, its land rigs in 1994 and 1996, and its technical services business in 1995. In February 2003, the Company entered into an agreement to sell its 27-vessel marine transportation fleet. The transaction, which is subject to various regulatory approvals, is expected to close during the second quarter of 2003, at which time the Company will cease conducting marine transportation operations. Management believes this transaction will allow the Company to further focus on expansion of the size and capability of its offshore rig fleet.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 500 North Akard Street, Suite 4300, Dallas, Texas, 75201-3331, and its telephone number is (214) 397-3000. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international oil and gas companies, government-owned oil and gas companies and independent oil and gas companies. The Company currently operates 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. Of the 43 jackup rigs, presently 22 are located in the Gulf of Mexico, seven are located in the North Sea, 12 are located in the Asia Pacific region, one is located offshore West Africa and one is located offshore Trinidad and Tobago. Of the seven barge rigs, six are located in Venezuela and one is located in Indonesia. The five platform rigs and the semisubmersible rig are all located in the Gulf of Mexico.

       The Company's contract drilling services and equipment are used to drill and complete oil and gas wells. Demand for the Company's drilling services is based upon many factors over which the Company has no control, including the market price of oil and gas, the stability of these prices, the production levels and other activities of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for natural gas, the worldwide expenditures for offshore oil and gas drilling, the level of worldwide economic activity, the long-term effect of worldwide energy conservation measures and the development and use of alternatives to hydrocarbon-based energy sources.

       The drilling services provided by the Company are conducted on a "day rate" contract basis. Under day rate contracts, the Company provides the drilling rig and rig crews and receives a fixed amount per day for drilling the well, and the customer bears a major portion of the ancillary costs of constructing the well and supporting the drilling operations. The customer may pay all or a portion of the cost of moving the equipment and personnel to the job site and, in the case of platform rigs, the cost of assembling and dismantling the equipment. In some cases, the Company provides drilling services on a day rate contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of specified targets. The Company does not provide "turnkey" or other risk-based drilling services.

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

Marine Transportation Operations

       The Company conducts its marine transportation operations through a wholly-owned subsidiary, ENSCO Marine Company ("ENSCO Marine"), based in Broussard, Louisiana. The Company currently owns a marine transportation fleet of 27 vessels consisting of five anchor handling towing supply ("AHTS") vessels and 22 supply vessels. All of the Company's marine transportation vessels are currently located in the Gulf of Mexico. As discussed above, the Company has entered into an agreement to sell all of its marine transportation vessels and expects to cease conducting marine transportation operations upon close of the transaction, which is subject to certain regulatory approvals, in the second quarter of 2003.

       The Company's five AHTS vessels can support semisubmersible drilling rigs and large offshore construction projects or provide towing services, including moving some of the Company's rigs between drilling locations. The Company's 22 supply vessels support general drilling and production activity by ferrying supplies from ashore and between offshore rigs. The Company's supply vessels are often supplied to customers in combination with the Company's offshore drilling rigs, although this practice will cease upon sale of the vessels.

Backlog Information

       During recent years, contracts for many of the Company's rigs have typically been short-term, particularly in the U.S. Gulf of Mexico where the Company has its largest concentration of rigs. The Company also has term contracts, typically one year with customer term extension options, on several rigs in its Europe/West Africa, Asia Pacific and South America/Caribbean operations. The Company's marine transportation vessels are typically chartered on a spot basis, or on term contracts that may be terminated on short notice.

       The current and historic backlog of business for the Company's contract drilling and marine transportation operations is as follows (in millions):

	As of February 1,
	2003	2002

Contract Drilling	$447.6	$457.1
Marine Transportation	2.2	15.5

Total	$449.8	$472.6

       Approximately $70.4 million of the backlog for contract drilling services as of February 1, 2003 is expected to be realized after December 31, 2003. The marine transportation services backlog as of February 1, 2003 is based on the assumption that the Company's marine transportation operations cease, and the Company's marine vessel fleet is sold, effective April 1, 2003. However, the sale, which is subject to certain regulatory approvals, may occur before or after this date.

Segment Information

       The following table provides information regarding the Company's two segments, contract drilling and marine transportation, for each of the last five years in the period ended December 31, 2002:

	2002(1)	2001	2000	1999	1998
Offshore Drilling Rig Utilization and Day Rates
Utilization:
Jackup rigs
North America	88%	82%	99%	93%	93%
Europe/West Africa	81%	88%	59%	48%	97%
Asia Pacific	78%	96%	73%	46%	61%
South America/Caribbean	100%	--	--	--	--

Total jackup rigs	84%	86%	86%	75%	88%
Semisubmersible rig - North America(2)	92%	92%	77%	--	--
Barge rigs - Asia Pacific(3)	40%	--	--	--	--
Barge rigs - South America/Caribbean	17%	34%	33%	31%	100%
Platform rigs	57%	56%	57%	51%	89%

Total	73%	74%	73%	65%	90%

Average day rates:
Jackup rigs
North America	$ 26,726	$ 46,751	$34,839	$18,400	$43,473
Europe/West Africa	74,759	65,172	38,560	51,266	95,307
Asia Pacific	58,836	42,313	37,548	41,217	49,328
South America/Caribbean	77,223	--	--	--	--

Total jackup rigs	45,160	49,942	35,816	24,286	54,242
Semisubmersible rig - North America(2)	185,655	180,146	173,905	--	--
Barge rigs - Asia Pacific(3)	41,750	--	--	--	--
Barge rigs - South America/Caribbean	39,987	42,553	39,897	35,113	22,069
Platform rigs	25,852	27,299	24,369	23,204	25,534

Total	$ 47,503	$ 50,371	$35,303	$24,945	$45,112

Marine Fleet Utilization and Day Rates
Utilization:
AHTS(4)	69%	67%	55%	65%	67%
Supply	76%	83%	72%	74%	87%
Mini-supply(5)	--	--	13%	25%	73%

Total	75%	80%	65%	62%	81%

Average day rates:
AHTS(4)	$12,211	$12,456	$13,325	$13,600	$15,870
Supply	5,276	7,121	3,960	2,774	6,917
Mini-supply(5)	--	--	1,889	2,019	4,041

Total	$ 6,437	$ 7,921	$ 5,271	$ 4,394	$ 7,308

(1)	Offshore Drilling Rig Utilization and Day Rates include the results of the Chiles rigs from the August 7, 2002 acquisition date. Of the five jackup rigs acquired, one is operating offshore Trinidad and Tobago and its results are included in the South America/Caribbean region, one is operating offshore Australia and its results are included in the Asia Pacific region, and three are operating in the Gulf of Mexico and their results are included in the North America region (including one rig that was under construction at the August 7, 2002 acquisition date that subsequently entered service in December 2002).
(2)	The ENSCO 7500, the Company's deepwater semisubmersible rig, commenced drilling operations in December 2000.
(3)	The Company mobilized a barge rig from Venezuela to Indonesia that commenced a long-term contract in December 2002.
(4)	Anchor handling towing supply vessels.
(5)	The Company sold two mini-supply vessels in the fourth quarter of 1999 and sold its remaining six mini-supply vessels during 2000.

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

Major Customers

       The Company provides its services to a broad customer base, which includes major international oil and gas companies, government-owned oil and gas companies and independent oil and gas companies. The number of customers served by the Company has been reduced in recent years as a result of mergers and consolidation. While the Company has not experienced a significant impact as a result of such oil and gas industry consolidation to date, the long-term impact on the Company's operations, if any, is not determinable at this time.

       During 2002, aggregate revenues provided to the Company's contract drilling and marine transportation operations by subsidiaries of ConocoPhillips were $90.8 million, or 13% of total revenues. No other customer represented more than 10% of total revenues in 2002.

Industry Conditions

       Operations in the offshore contract drilling and marine transportation industries have historically been highly cyclical. Regional and worldwide levels of offshore exploration and development spending by oil and gas companies largely determine the market for offshore drilling and marine transportation services. Such levels of spending may be influenced significantly by oil and natural gas prices and expected changes or instability of such prices, as well as other factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, and technological advancements that impact the methods or cost of oil and gas exploration and development. Events causing reductions in exploration and development spending by oil and gas companies may decrease demand for the Company's services and adversely impact revenues through lower day rates and reduced utilization of the Company's equipment.

       Industry conditions fluctuate in response to supply and demand forces. During industry up cycles, the Company usually experiences higher utilization and day rates, and generally is able to negotiate more favorable contract terms. During industry down cycles, the Company competes more aggressively for contracts and may accept contractual liability and indemnity provisions that do not offer the same level of protection against potential losses as can be obtained during industry up cycles. Increased contractual liabilities may have an adverse effect on results of operations in connection with risks for which the Company is uninsured or underinsured.

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

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, and demand, and ultimately day rates, for offshore drilling rigs increased as many oil companies accelerated drilling programs in response to historically high natural gas prices. Jackup rigs mobilized to the Gulf of Mexico from international markets to take advantage of this strong demand. During 2001, natural gas prices decreased from record levels, and oil company Gulf of Mexico drilling budgets were sharply reduced over the course of the year and remained at moderate levels during 2002. Today, demand for jackup drilling rigs in the Gulf of Mexico is significantly lower than that realized in early 2001. Although some jackup rigs have recently departed the Gulf of Mexico for international service, the supply of jackup rigs is still in excess of current demand. As a result of this imbalance, day rates are significantly lower today than they were in 2000 and early 2001. The Company does not expect any significant improvement in domestic day rates during the first half of 2003.

       Industry conditions in most international offshore drilling markets have improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Cutbacks in OPEC production and an improved outlook for oil demand contributed to higher oil prices in 1999 and 2000, and a more favorable climate for oil company spending. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decline modestly in Europe. Day rates for jackup rigs in Europe have stabilized to date in 2003 at the levels in effect at the end of 2002, but current activity levels could lead to some near term softening of day rates in Europe. Recently, concerns related to global economic activity and the impact on oil demand growth have contributed to more modest increases in oil company spending. Uncertainty with regard to the Middle East and the political unrest in Venezuela have also contributed to cautiousness by oil companies, and this may impact spending plans over the course of 2003. Although the outlook is uncertain, at this time the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout 2003.

       The Company's South America barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"), which resulted from reduced demand for Venezuelan oil production, economic decline and OPEC quota reductions. In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. In September and November of 2001, a customer elected to pay an aggregate $28.8 million to terminate two of its three long-term contracts after approximately half of the five-year contract terms had been completed. In December 2001, the Company removed its two oldest, least capable barge rigs from service and recognized a $9.2 million impairment charge. During the third quarter of 2002 the Company mobilized a barge rig out of Venezuela to perform a long-term contract in Indonesia.

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls have now been enacted and many Venezuela businesses have ceased or reduced operations causing substantial layoffs. Further substantial contraction of the Venezuela economy is possible. As a result of these adverse developments, the Company recognized a $59.9 million impairment charge related to its Venezuela-based assets in the fourth quarter of 2002. (See Note 3 to the Company's Consolidated Financial Statements for a further discussion of the impairment of the Company's Venezuela assets.) All six of the Company's barge rigs based in Venezuela are currently idle, although one rig continues to receive revenue in connection with a long-term contract that expires in March 2004. The timing of an expected recovery of drilling activity in Venezuela is uncertain and considered unlikely in the near term.

       The Company's marine transportation services are used primarily in connection with the process of servicing offshore oil and gas operations in the Gulf of Mexico. Demand for these services is largely dependent on the factors affecting the level of drilling activity in the domestic offshore oil and gas industry. As a result, marine transportation industry conditions are typically similar to domestic offshore drilling industry conditions. Unlike the offshore drilling business however, there has been a substantial increase in the supply of new marine transportation vessels in the Gulf of Mexico from newly constructed vessels in recent years. As a result, industry day rates and utilization were lower in 2002 than those experienced during 2001 and the Company does not expect day rates to improve during the first half of 2003. The Company has entered into an agreement to sell its marine transportation fleet.

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

       The Company has numerous competitors in both the offshore contract drilling and marine transportation industries. Some competitors have larger market shares than the Company and some competitors may have access to greater financial and other resources than the Company.

Governmental Regulation

       The Company's businesses are affected by political developments and by federal, state, foreign and local laws and regulations that relate directly to the oil and gas industry. The industry may be affected by changing tax laws, price controls and other laws impacting the energy business. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons adversely affects the Company's operations by limiting available drilling and other opportunities in the energy service industry, as well as increasing the costs of operations.

       The Company, its rigs and vessels, and its operations are also subject to federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety, operational and inspection standards.

       Most of the Company's marine transportation operations are conducted in U.S. waters and are subject to the coastwise laws of the United States, principally, the Jones Act. Such laws reserve marine transportation between points in the United States to vessels built and documented under U.S. laws and owned and manned by U.S. citizens. From time to time, interests opposed to the Jones Act have expressed a desire to seek changes to the Jones Act. Although the Company believes it is unlikely, there can be no assurance the Jones Act may not be modified or repealed. Any substantive modifications in, or the repeal of, the Jones Act or changes in the Company's status thereunder prior to completion of the pending sale of its marine vessel fleet could have a material adverse effect on the Company's operations and financial condition.

Environmental Matters

       The Company's operations are subject to federal, state, foreign and local laws and regulations controlling the discharge of materials into the environment and hazardous waste disposal or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment or improper disposal of hazardous waste in the course of the Company's operations. Although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, and the Company has not experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

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

Operational Risks and Insurance

       Contract drilling, marine transportation and offshore oil and gas operations in general are subject to numerous risks including blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require drilling of relief wells; craterings, punchthroughs, or other events causing rigs to capsize, sink or otherwise incur significant damage; extensive uncontrolled fires, oil spills, or other discharges of pollutants causing damage to the environment; machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling or marine transportation operations; unionization or similar collective actions by the Company's employees causing significant increases in operating costs; and property damage resulting from collisions, groundings, other accidents and severe weather conditions. In addition, many of the hazards and risks associated with the Company's operations, and accidents or other events resulting from such hazards and risks, subject the Company's personnel, as well as personnel of the Company's customers, subcontractors, vendors and other third parties to personal injury or death.

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

       The Company generally obtains contractual indemnification from its customers whereby such customers agree to protect and indemnify the Company to some degree for liabilities resulting from pollution and damage to the environment, damage to wells, reservoirs and other customer property, control of wild wells, drilling of relief wells and certain personnel injuries. The Company does not generally maintain business interruption or loss of hire insurance. The losses or liabilities resulting from uninsured or underinsured events, the failure of a customer to meet indemnification obligations or the failure of one or more of the Company's insurance providers to meet claim obligations could have a material adverse effect on the Company's financial position, results of operations and cash flows.

       The cost of many of the types of insurance coverage maintained by the Company has increased significantly. In addition, insurance market conditions have resulted in retention of additional risk by the Company, primarily through higher insurance deductibles. Very few insurance carriers offer certain types of insurance coverage maintained by the Company, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that the Company will not accept retention of additional risk through higher insurance deductibles or otherwise, or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates.

       Terrorist acts or acts of war may cause damage to or disruption of the Company's operations, its employees, its property and equipment, or its customers, suppliers and subcontractors, which could significantly impact the Company's financial position, results of operations and cash flows. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create many economic and political uncertainties, including an impact on oil and gas exploration and development, which could adversely affect the Company's operations in ways that cannot be readily determined.

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 56% in 2002 and 43% in 2001. The Company's international operations are subject to political, economic and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies.

       The Company has historically maintained insurance coverage and contractual indemnities that protect it from most, but not all, of the risks associated with its foreign operations. However, there can be no assurance that any particular type of insurance coverage will be available in the future or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates. Accordingly, a significant event for which the Company is uninsured or underinsured, or for which the Company fails to recover a contractual indemnity from a customer, could cause a material adverse effect on the Company's financial position, results of operations and cash flows.

       The Company is subject to various tax laws and regulations in substantially all of the foreign countries in which it operates. The Company evaluates applicable tax laws and employs various business structures and operating strategies in foreign countries to reduce the level of taxation on its revenues, income and assets. Actions by foreign tax authorities that impact the Company's business structures and operating strategies, such as changes to tax laws and regulations or repeal of same, adverse rulings in connection with audits, or other challenges, may result in substantially increased tax expense.

       The Company's international operations also face the risk of fluctuating currency values and exchange controls. Some of the countries in which the Company operates have occasionally enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which approximate its expenditure requirements in such currencies. The Company also uses derivative financial instruments, on a limited basis, to reduce its exposure to foreign currency risk.

       The Company currently has contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since the Company's drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	62	Chairman of the Board, Chief Executive Officer and Director

William S. Chadwick, Jr.	55	Senior Vice President, Member - Office of the President and Chief Operating Officer

C. Christopher Gaut	46	Senior Vice President, Chief Financial Officer, Member - Office of the President and Chief Operating Officer

Phillip J. Saile	50	President and Chief Operating Officer - ENSCO Offshore International Company

William E. Chiles	53	Vice President - Business Development

Eugene R. Facey	54	Vice President - Engineering

Richard A. LeBlanc	52	Vice President - Corporate Finance, Investor Relations and Treasurer

H. E. Malone, Jr.	59	Vice President - Accounting, Tax and Information Systems

Cary A. Moomjian, Jr.	55	Vice President, General Counsel and Secretary

David A. Armour	45	Controller

       Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each executive officer for at least the last five years.

       Carl F. Thorne has been a Director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987 and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from The University of Texas at Austin and a Juris Doctorate Degree from Baylor University College of Law.

       William S. Chadwick, Jr. joined the Company in June 1987 and was elected to his present position of Senior Vice President, Member - Office of the President and Chief Operating Officer effective January 2002. Prior to his current position, Mr. Chadwick served the Company as Vice President - Administration and Secretary. Mr. Chadwick holds a Bachelor of Science Degree in Economics from the Wharton School of the University of Pennsylvania.

       C. Christopher Gaut joined the Company in December 1987 and was elected to his present position of Senior Vice President, Chief Financial Officer, Member - Office of the President and Chief Operating Officer effective January 2002. Prior to his current position, Mr. Gaut served the Company as Senior Vice President and Chief Financial Officer. Mr. Gaut holds a Bachelor of Arts Degree in Engineering Science from Dartmouth College and a Master of Business Administration Degree in Finance from the Wharton School of the University of Pennsylvania. Mr. Gaut has announced his resignation from the Company to pursue another professional opportunity effective February 28, 2003.

       Phillip J. Saile joined the Company in August 1987 and was elected to his present position of President and Chief Operating Officer of ENSCO Offshore International Company effective June 2002. Prior to his current position, Mr. Saile served the Company as Senior Vice President, Member - Office of the President and Chief Operating Officer, and as Vice President - Operations. Mr. Saile holds a Bachelor of Business Administration Degree from the University of Mississippi.

       William E. Chiles joined the Company as Vice President in August 2002, following the Company's acquisition of Chiles. He previously served as President and Chief Executive Officer of Chiles. beginning upon its inception in August 1997. Prior thereto he served in various executive and management positions with Cliffs Drilling Company, Southwestern Offshore Corporation and Chiles Offshore Corporation. Mr. Chiles holds a Bachelor of Business Administration Degree from The University of Texas at Austin and a Master of Business Administration Degree from Southern Methodist University.

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

       Richard A. LeBlanc joined the Company in July 1989 as Manager of Finance. He assumed responsibilities for the investor relations function in March 1993, was elected Treasurer in May 1995 and Vice President in May 2002. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration Degree, both from Louisiana State University.

       H. E. Malone, Jr. joined the Company in August 1987 and was elected Vice President - Accounting, Tax and Information Systems effective May 2002. Prior to his current position, Mr. Malone served the Company as Vice President - Finance and Vice President -Controller. Mr. Malone holds Bachelor of Business Administration Degrees from The University of Texas at Austin and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

       Cary A. Moomjian, Jr. joined the Company in January 2002 and thereupon was elected Vice President, General Counsel and Secretary. From 1976 to 2001, Mr. Moomjian served in various management and executive capacities as an employee of Santa Fe International Corporation, including Vice President, General Counsel and Secretary. Mr. Moomjian holds a Bachelor of Arts Degree from Occidental College and a Juris Doctorate Degree from Duke University School of Law.

       David A. Armour joined the Company in October 1990 as Assistant Controller and was elected Controller effective January 2002. From 1981 to 1990, Mr. Armour served in various capacities as an employee of the public accounting firm Deloitte & Touche LLP, and its predecessor firm, Touche Ross & Co. Mr. Armour holds a Bachelor of Business Administration Degree from The University of Texas at Austin.

       Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

Employees

       The Company had approximately 4,300 full-time employees worldwide as of February 1, 2003. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company entered into a voluntary agreement with a labor union in the North Sea and has not experienced any significant work stoppages or strikes as a result of labor disputes.

       The Company is highly dependent upon its experienced drilling rig and marine vessel crews and supervisory workforce, which contribute significantly to operational performance. There may be continued labor union efforts to organize offshore employees, primarily in the Gulf of Mexico, which may adversely impact the Company's cost of labor and ability to retain its current workforce or hire comparable personnel.

Available Information

       The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act and reports pertaining to the Company filed under Section 16 of the Securities Exchange Act are available free of charge on the Company's website at www.enscous.com.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2003:

JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

North America
ENSCO 55	1981/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	Bois d'Arc
ENSCO 60	1981/1997	Lev-111-C	300'/25,000'	Gulf of Mexico	LLOG Exploration
ENSCO 64	1973/2002	MLT-53-S	350'/30,000'	Gulf of Mexico	LLOG Exploration(1)
ENSCO 67	1976/1996	MLT-84-S	400'/30,000'	Gulf of Mexico	LLOG Exploration
ENSCO 68	1976	MLT-84-S	350'/30,000'	Gulf of Mexico	LLOG Exploration
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	W&T Offshore
ENSCO 74	1999	MLT Enhanced 116-C	400'/30,000'	Gulf of Mexico	W&T Offshore
ENSCO 75	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 81	1979/2003	MLT-116-C	350'/30,000'	Gulf of Mexico	BP(2)
ENSCO 82	1979/2003	MLT-116-C	300'/30,000'	Gulf of Mexico	Shipyard(3)
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ATP
ENSCO 84	1981	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Apache Energy
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	Noble Energy
ENSCO 88	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Transworld
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Unocal
ENSCO 90	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 93	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Ocean Energy
ENSCO 95	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	ChevronTexaco
ENSCO 98	1977	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Shipyard(4)
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 105	2002	KFELS-MOD V-B	400'/30,000'	Gulf of Mexico	ChevronTexaco(5)

Europe/West Africa
ENSCO 70	1981/1996	Hitachi-300-C NS	250'/30,000'	Denmark	DONG
ENSCO 71	1982/1995	Hitachi-300-C NS	225'/25,000'	Denmark	Maersk
ENSCO 72	1981/1996	Hitachi-300-C NS	225'/25,000'	United Kingdom	ConocoPhillips
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	Netherlands	NAM
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	United Kingdom	BHP
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	Netherlands	Shipyard(6)
ENSCO 100	1987/2000	MLT-150-88-C	325'/30,000'	Nigeria	Shell
ENSCO 101	2000	KFELS-MOD V-A	400'/30,000'	Denmark	DONG

Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	Cambodia	ChevronTexaco
ENSCO 51	1981/2002	FG-780II-C	300'/25,000'	Brunei	Brunei Shell
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Malaysia	Petronas Carigali
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	Australia	ROC, TAP
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	India	Cairn
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	Apache Energy
ENSCO 57	1982/2003	FG-780II-C	300'/25,000'	Singapore	Shipyard(7)
ENSCO 94	1981/2001	Hitachi-250-C	250'/25,000'	Qatar	Ras Laffan
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Qatar	Ras Laffan
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Qatar	Maersk
ENSCO 102	2002	KFELS-MOD V-A	400'/30,000'	Malaysia	Sarawak Shell
ENSCO 104	2002	KFELS-MOD V-B	400'/30,000'	Australia	ConocoPhillips

South America/ Caribbean
ENSCO 76	2000	MLT Super 116-C	350'/30,000'	Trinidad and Tobago	BP

SEMISUBMERSIBLE RIG
Rig Name	Year Built	Rig Type	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	ConocoPhillips(8)

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Indonesia	TFE
ENSCO II	1999	30,000'	Venezuela	ChevronTexaco
ENSCO III	1999	30,000'	Venezuela	Available(9)
ENSCO XI	1994	25,000'	Venezuela	Stacked(9)
ENSCO XII	1994	25,000'	Venezuela	Available(9)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(9)
ENSCO XV	1994	25,000'	Venezuela	Stacked(9)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 23	1980/1998	25,000'	Gulf of Mexico	Available(9)
ENSCO 24	1980/1998	25,000'	Gulf of Mexico	Available(9)
ENSCO 25	1980/1998	30,000'	Gulf of Mexico	ChevronTexaco
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	Available(9)
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	W&T Offshore

Notes:
(1)	The ENSCO 64 was idle on February 15, 2003 but has secured a contract with LLOG Exploration and commenced drilling operations on February 25, 2003.
(2)	The ENSCO 81 was in the shipyard on February 15, 2003, but is committed to BP and expected to commence drilling operations in March, 2003.
(3)	The ENSCO 82, which entered the shipyard in early February 2003, is expected to leave the shipyard in August 2003 and is currently uncommitted.
(4)	The ENSCO 98, which entered the shipyard in early February 2003, is expected to leave the shipyard in mid-year 2003 and is currently uncommitted.
(5)	The ENSCO 105 was idle on February 15, 2003, but has secured a contract with ChevronTexaco and expected to commence drilling operations in early March 2003.
(6)	The ENSCO 92 was in the shipyard on February 15, 2003, but is committed to Gaz de France and expected to commence work in May 2003.
(7)	The ENSCO 57, which entered the shipyard in early February 2003, is expected to leave the shipyard in mid-year 2003 and is currently uncommitted.
(8)	The ENSCO 7500 is currently operating for ConocoPhillips under a contract assignment from Burlington Resources.
(9)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.

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

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear or due to technological advancements in drilling equipment. All of the Company's rigs are in good condition and the Company owns all of the rigs in its fleet with the exception of the ENSCO 102, which is owned by a joint venture in which the Company holds a 25% interest. The Company has an option to purchase the remaining 75% interest in the ENSCO 102 that expires in May 2004.

Marine Transportation

       At February 15, 2003, the Company owned and operated a marine transportation fleet of 27 vessels, consisting of five anchor handling towing supply ("AHTS") vessels and 22 supply vessels. The Company has entered into an agreement to sell all of its marine transportation vessels and expects to cease conducting marine transportation operations upon close of the transaction, which is subject to certain regulatory approvals, in the second quarter of 2003.

       The following table provides certain information regarding the Company's current marine transportation vessel fleet:

MARINE FLEET

Vessel Type	No. of Vessels	Year Built	Horsepower	Length	Current Location

AHTS	5	1975-1983	5,800-12,000	195'-230'	Gulf of Mexico
Supply	22	1977-1985	1,800-3,500	166'-230'	Gulf of Mexico

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company currently rents office space domestically in Houston, Texas, and internationally in Australia, Bermuda, Brunei, Denmark, India, Indonesia, Malaysia, the Netherlands, Nigeria, Qatar, Saudi Arabia, Singapore, Thailand, Trinidad and Tobago, Scotland and Venezuela.

Item 3.  Legal Proceedings

       In September 2000, the Company and a number of other offshore drilling companies were named as a defendent in a purported class action, anti-trust lawsuit. The lawsuit alleged, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denied the plaintiffs' claim, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company paid the plaintiffs $625,000.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2002 High	$30.70	$35.50	$28.98	$31.62	$35.50
2002 Low	$20.87	$26.70	$21.19	$24.15	$20.87

2001 High	$44.49	$40.44	$23.68	$26.23	$44.49
2001 Low	$30.19	$22.88	$12.81	$13.91	$12.81

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 15, 2003, there were approximately 1,500 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2002. Cash dividends totaling $.10 per share were paid in both 2002 and 2001. On February 19, 2003, the Company's Board of Directors declared a regular quarterly dividend of $.025 per share payable on March 19, 2003 to holders of record on March 5, 2003. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

       For information concerning common stock to be issued in connection with our equity compensation plans, see Part III, Item 12, of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

       The selected consolidated financial data set forth below for the five years in the period ended December 31, 2002 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
		2002 *		2001		2000		1999		1998
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Revenues		$ 698.1		$ 817.4		$ 533.8		$ 363.7		$ 813.2
Operating expenses
Contract drilling and marine transportation		389.7		358.9		290.6		250.8		329.1
Depreciation and amortization		123.8		115.2		98.7		98.2		83.5
Impairment of assets		59.9		9.2		--		--		--
General and administrative		18.6		16.8		13.3		11.2		15.4

Operating income		106.1		317.3		131.2		3.5		385.2
Other income (expense), net		(19.0)		(25.4)		(6.0)		1.7		(2.7)

Income before income taxes and minority interest		87.1		291.9		125.2		5.2		382.5
Provision for income taxes		27.8		84.6		39.8		3.5		123.8
Minority interest		--		--		--		1.4		4.8

Net income		$ 59.3		$ 207.3		$ 85.4		$.3		$ 253.9

Basic earnings per share	$ .4	2	$ 1.5	1	$ .6	2	$ -	-	$ 1.8	2
Diluted earnings per share	$ .4	2	$ 1.5	0	$ .6	1	$ -	-	$ 1.8	1

Weighted average common shares outstanding:
Basic		140.7		136.9		137.6		136.5		139.6
Diluted		141.4		137.9		139.3		137.7		140.6

Cash dividends per common share	$ .1	0	$ .1	0	$ .1	0	$ .1	0	$ .1	0

Consolidated Balance Sheet Data
Working capital		$ 189.2		$ 312.0		$ 171.6		$ 138.4		$ 316.9
Total assets		3,061.5		2,323.8		2,108.0		1,983.7		1,992.8
Long-term debt, net of current portion		547.5		462.4		422.2		371.2		375.5
Stockholders' equity		1,967.0		1,440.2		1,328.9		1,234.6		1,245.0

*	The Company acquired Chiles on August 7, 2002. Consolidated Statement of Income Data includes the results of Chiles from the acquisition date.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

BUSINESS ENVIRONMENT

       The Company is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/West Africa, Asia Pacific and South America/Caribbean.

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

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. U.S natural gas prices increased significantly during 2000, and demand, and ultimately day rates, for offshore drilling rigs increased as many oil companies accelerated drilling programs in response to historically high natural gas prices. Jackup rigs mobilized to the Gulf of Mexico from international markets to take advantage of this strong demand. During 2001, natural gas prices decreased from record levels, and oil company Gulf of Mexico drilling budgets were sharply reduced over the course of the year and remained at moderate levels during 2002. Currently, demand for jackup drilling rigs in the Gulf of Mexico is significantly lower than that realized in early 2001. Although some jackup rigs have now departed the Gulf of Mexico for international service, the supply of jackup rigs is still in excess of current demand. As a result of this imbalance, day rates are significantly lower today than they were in 2000 and early 2001. The Company does not expect any significant improvement in domestic day rates during the first half of 2003.

       Industry conditions in most international offshore drilling markets have improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Cutbacks in OPEC production and an improved outlook for oil demand contributed to higher oil prices in 1999 and 2000, and a more favorable climate for oil company spending. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Day rates for jackups in Europe have stabilized to date in 2003 at the levels in effect at the end of 2002, but current activity levels could lead to some near term softening of day rates in Europe. Recently, concerns related to global economic activity and the impact on oil demand growth have contributed to more modest increases in oil company spending. Uncertainty with regard to the Middle East and the political unrest in Venezuela have also contributed to cautiousness by oil companies, and this may impact spending plans over the course of 2003. Although the outlook is uncertain, at this time the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout 2003.

RESULTS OF OPERATIONS

       On August 7, 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"), which has been accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. Under the terms of the Merger Agreement, each Chiles shareholder received 0.6575 of a share of the Company's common stock and $5.25 in cash in exchange for each share of Chiles common stock held. Upon completion of the transaction, the Company issued approximately 13.3 million shares of its common stock and paid approximately $106.6 million in cash to the holders of Chiles common stock. The Company's financial statements include the operating results of Chiles from the August 7, 2002 acquisition date. The acquired Chiles operations consisted of a fleet of five ultra premium jackup rigs, including two rigs operating in the Gulf of Mexico, one rig operating offshore Australia, one rig operating offshore Trinidad and Tobago, and one rig under construction that subsequently entered service in the Gulf of Mexico. The acquisition of Chiles further strengthened the Company's position in the premium jackup market, which the Company believes currently represents one of the strongest segments of the offshore drilling market.

       The Company's results for 2002 as compared to 2001 generally reflect a weakened demand for drilling rigs in the Gulf of Mexico and the resulting decrease in industry day rates. The reduced operating results in domestic drilling operations are somewhat offset by the continued strength of the Company's international operations, particularly in the Asia Pacific region, where operating results have improved substantially from the prior year as a result of increased day rates and the increased size of the Company's Asia Pacific rig fleet. The decrease in overall operating results in 2002 as compared to 2001 is also attributable to a $59.9 million impairment charge in 2002 related to the Company's barge rigs in Venezuela and $28.8 million of lump sum, early contract termination payments received in 2001 also related to the Company's Venezuelan operations.

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

       The following table highlights the Company's consolidated operating results for each of the three years in the period ended December 31, 2002 (in millions):

	2002	2001	2000
Operating Results
Revenues	$698.1	$817.4	$533.8
Operating expenses
Contract drilling and marine transportation	389.7	358.9	290.6
Depreciation and amortization	123.8	115.2	98.7
Impairment of assets	59.9	9.2	--
General and administrative	18.6	16.8	13.3

Operating income	106.1	317.3	131.2
Other expense, net	(19.0)	(25.4)	(6.0)
Provision for income taxes	27.8	84.6	39.8

Net income	$ 59.3	$207.3	$ 85.4

The following is an analysis of the Company's revenues and operating margin for each of the three years in the period ended December 31, 2002 (in millions):

	2002	2001	2000
Revenues
Contract drilling
Jackup rigs
North America	$172.2	$307.8	$277.4
Europe/West Africa	180.6	166.5	63.9
Asia Pacific	182.1	104.4	72.7
South America/Caribbean	11.4	--	--

Total jackup rigs	546.3	578.7	414.0
Semisubmersible rig - North America	61.6	60.1	3.5
Barge rig - Asia Pacific	2.5	--	--
Barge rigs - South America/Caribbean	17.7	78.0	44.9
Platform rigs	21.4	35.9	33.7

Total contract drilling	649.5	752.7	496.1

Marine transportation
AHTS(1)	15.4	15.2	13.6
Supply	33.2	49.5	23.9
Mini-supply	--	--	.2

Total marine transportation	48.6	64.7	37.7

Total	$698.1	$817.4	$533.8

Operating Margin(2)
Contract drilling
Jackup rigs
North America	$ 44.0	$181.1	$154.7
Europe/West Africa	98.8	96.5	16.8
Asia Pacific	100.7	54.1	28.5
South America/Caribbean	6.1	--	--

Total jackup rigs	249.6	331.7	200.0
Semisubmersible rig - North America	40.0	42.1	2.6
Barge rig - Asia Pacific	(.3)	--	--
Barge rigs - South America/Caribbean	4.0	47.5	20.3
Platform rigs	7.3	10.9	11.7

Total contract drilling	300.6	432.2	234.6

Marine transportation
AHTS(1)	3.8	5.5	4.4
Supply	4.0	20.8	4.4
Mini-supply	--	--	(.2)

Total marine transportation	7.8	26.3	8.6

Total	$308.4	$458.5	$243.2

(1)	Anchor handling towing supply vessels.
(2)	Defined as operating revenues less contract drilling and marine transportation expenses; excludes depreciation and amortization, impairment of assets and general and administrative expenses.

       Discussions relative to each of the Company's operating segments and geographic operations are set forth below.

Contract Drilling

       The following is an analysis of the geographic locations of the Company's offshore drilling rigs at December 31, 2002, 2001 and 2000.

	2002	2001	2000
Jackup rigs:
North America(1)(2)	22	21	22
Europe/West Africa	8	8	8
Asia Pacific(1)(2)	12	8	7
South America/Caribbean(2)	1	-	-

Total jackup rigs	43	37	37
Semisubmersible rig - North America	1	1	1
Barge rig - Asia Pacific(3)	1	--	--
Barge rigs - South America/Caribbean(3)(4)	6	7	9
Platform rigs(5)	5	5	7

Total	56	50	54

(1)	In December 2001, the Company mobilized a jackup rig from the Gulf of Mexico to perform a long-term contract offshore Qatar that commenced in February 2002. During the first quarter of 2002, the Company mobilized two jackup rigs from the Gulf of Mexico to Singapore where they entered a shipyard for enhancement and repairs. These rigs subsequently commenced operations in Vietnam and Brunei in July 2002 and December 2002, respectively.
(2)	The Company acquired five ultra premium jackup rigs on August 7, 2002, in connection with the Chiles merger, including two that were operating in the Gulf of Mexico, one operating offshore Australia, one operating offshore Trinidad and Tobago and a fifth rig that was under construction on the acquisition date but subsequently commenced operations in the Gulf of Mexico in December 2002.
(3)	In August 2002, the Company mobilized a barge rig from Venezuela to Singapore where it entered a shipyard for enhancement. The barge rig subsequently commenced operations under a long-term contract in Indonesia in December 2002.
(4)	In December 2001, the Company removed the two oldest, least capable barge rigs in its fleet from service. The Company expects to sell the two rigs during 2003.
(5)	In September 2001, the Company retired two platform rigs.

       In 2002, revenues for the Company's contract drilling segment decreased by $103.2 million, or 14%, and operating margin decreased by $131.6 million, or 30%, from 2001. These decreases are primarily attributable to lower average day rates for the Company's North America jackup rig fleet, which decreased 43% from the prior year. In addition, the Company received $28.8 million in 2001 from the early termination of long-term contracts for two of the Company's barge rigs in Venezuela. The overall decrease in revenues and operating margin is partially offset by the operating results from the five jackup rigs acquired from Chiles in August 2002, and from the newly constructed ENSCO 102, a deep water harsh environment jackup rig. The five rigs acquired from Chiles contributed $44.2 million of revenue and $23.5 million of operating margin during the last five months of 2002. The ENSCO 102, which began operating in the third quarter of 2002, added $8.1 million of revenue and $2.5 million of operating margin in 2002. Contract drilling expenses increased by $28.4 million, or 9%, due primarily to the increase in the size of the Company's jackup rig fleet, an increase in mobilization expense and an increase in insurance costs.

       In 2001, revenues for the Company's contract drilling segment increased by $256.6 million, or 52%, and operating margin increased by $197.6 million, or 84%, from 2000. These increases are primarily attributable to higher average day rates for the Company's jackup rig fleet, which increased 39% from the prior year. The increase is also attributable to the impact of operating the ENSCO 7500 and ENSCO 101, the Company's recently constructed semisubmersible and harsh environment jackup rigs that commenced drilling operations in December 2000 and April 2001, respectively. In addition, the Company received $28.8 million in 2001 from the early termination of two long-term contracts for two of the Company's barge rigs in Venezuela. Contract drilling expenses increased by $59.0 million, or 23%, from the prior year due primarily to the operations of the ENSCO 7500 and ENSCO 101, higher personnel costs and $6.3 million of nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims and related disputes with insurance carriers.

   North America Jackup Rigs

       In 2002, revenues for the Company's North America jackup rigs decreased by $135.6 million, or 44%, and the operating margin decreased by $137.1 million, or 76%, as compared to 2001. The decrease in revenues and operating margin is due primarily to a 43% decline in average day rates and the mobilization of three jackup rigs from the Gulf of Mexico to the Asia Pacific region in the fourth quarter of 2001 and first quarter of 2002. The decrease in revenues and operating margin is partially offset by the operating results of the ENSCO 74, ENSCO 75 and ENSCO 105 acquired from Chiles in August 2002. These three rigs contributed $18.1 million of revenue and $8.8 million of operating margin for 2002. Construction of the ENSCO 105 was completed in the fourth quarter of 2002 and the rig operated 21 days in 2002. Contract drilling expenses increased by $1.5 million, or 1%, in 2002 compared to 2001. Contract drilling expenses increased as a result of the addition of the three rigs acquired from Chiles and an increase in insurance cost for the fleet, offset in part by the impact of three rigs leaving the Gulf of Mexico.

       In 2001, revenues for the Company's North America jackup rigs increased by $30.4 million, or 11%, and the operating margin increased by $26.4 million, or 17%, from 2000. The increases in revenues and operating margin are primarily attributable to a 34% increase in average day rates. Contract drilling expenses increased by $4.0 million, or 3%, from 2000 due primarily to an increase in personnel costs.

   Europe/West Africa Jackup Rigs

       In 2002, revenues for the Europe/West Africa jackup rigs increased by $14.1 million, or 8%, and the operating margin increased by $2.3 million, or 2%, as compared to the prior year. The increase in revenues and operating margin is due primarily to a 15% increase in average day rates, partially offset by lower utilization, which decreased to 81% in the current year from 88% in 2001. In August 2002, the Company mobilized the ENSCO 100 jackup rig from the North Sea to Nigeria where it commenced drilling operations in September 2002. Contract drilling expenses increased by $11.8 million, or 17%, due primarily to costs associated with relocating the ENSCO 100 from Europe to West Africa, increased shorebase support cost and an increase in insurance costs.

       In 2001, revenues for the Europe jackup rigs increased by $102.6 million, or 161%, and the operating margin increased by $79.7 million, or 474%, as compared to 2000. The increase in revenues and operating margin is primarily attributable to a 69% increase in average day rates and to an increase in utilization to 88% in 2001 from 59% in 2000. Contract drilling expenses increased by $22.9 million, or 49%, from the prior year due primarily to higher utilization.

   Asia Pacific Jackup Rigs

       In 2002, revenues for the Asia Pacific jackup rigs increased by $77.7 million, or 74%, and operating margin increased by $46.6 million, or 86%, as compared to 2001. The increase in revenues and operating margin is due primarily to higher average day rates, which increased 39% from the prior year, and the increase in the size of the Asia Pacific jackup rig fleet. The ENSCO 94, ENSCO 54 and ENSCO 51 were mobilized from the Gulf of Mexico and commenced operations in the Asia Pacific region in February 2002, July 2002 and December 2002, respectively. In addition, the newly constructed ENSCO 102 entered service in July 2002 and the ENSCO 104 operating results are included from the August 7, 2002 Chiles acquisition date. These five rigs contributed $50.1 million of revenue and $21.2 million of operating margin to the Asia Pacific region in 2002. Contract drilling expenses increased by $31.1 million, or 62%, as compared to 2001 due primarily to expenses associated with the five rigs added to the fleet, including related mobilization expenses, and an increase in insurance costs on the remaining rigs in the fleet.

       In 2001, revenues for the Asia Pacific jackup rigs increased by $31.7 million, or 44%, and the operating margin increased by $25.6 million, or 90%, as compared to 2000. These increases are due primarily to a 13% increase in average day rates and to an increase in utilization to 96% in 2001 from 73% in 2000. Contract drilling expenses increased by $6.1 million, or 14%, in 2001 due primarily to higher utilization and $3.3 million in nonrecurring reductions in operating expenses during 2000 in connection with the favorable resolution of personnel tax liabilities and personal injury claims related to disputes with insurance carriers.

   South America/Caribbean Jackup Rig

       The Company has one jackup rig, the ENSCO 76, acquired in connection with the Chiles acquisition, operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's operating results from the date of the Chiles acquisition on August 7, 2002. Revenue and operating margin for 2002 for the period subsequent to the Chiles acquisition were $11.4 million and $6.1 million, respectively.

   North America Semisubmersible Rig

       The Company completed construction of the ENSCO 7500, a dynamically positioned deepwater semisubmersible rig, in the fourth quarter of 2000 and the rig commenced drilling operations in the Gulf of Mexico in December 2000 under an approximate $190 million, three-year contract.

       In 2002, revenues for the ENSCO 7500 increased by $1.5 million, or 2%, and operating margin decreased by $2.1 million, or 5%, as compared to 2001. The increase in revenue is primarily attributable to a 3% increase in average day rates which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The decrease in operating margin is due primarily to higher contract drilling expenses, which increased by $3.6 million, or 20%, due primarily to costs associated with steel hull repairs during the first quarter of 2002 and an increase in insurance costs.

   Asia Pacific Barge Rig

       The ENSCO I, one of the Company's larger barge rigs, was mobilized from Venezuela in August 2002 to a shipyard in Singapore for modifications and enhancements to fulfill a long-term contract in Indonesia. Shipyard modifications were completed, and contract operations commenced, in late December 2002. Substantially all of the $2.5 million of revenue for 2002 is attributable to the mobilization of the rig from Venezuela to the drilling location in Indonesia.

   South America/Caribbean Barge Rigs

       In 2002, revenues for the South America/Caribbean barge rigs decreased by $60.3 million, or 77%, and operating margin decreased by $43.5 million, or 91.6%, as compared to 2001. The decrease in revenues and operating margin is due primarily to lower utilization, which decreased to 17% in 2002 from 34% in the prior year, and the termination of two contracts in 2001. In September and November of 2001, a customer elected to terminate two long-term contracts after approximately half of the respective five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. In connection with the two contract terminations, the Company received lump sum, early contract termination payments totaling $28.8 million, all of which was recognized as revenue during 2001. Contract drilling expenses decreased by $16.8 million, or 55%, from the prior year due primarily to lower utilization.

       In 2001, excluding the $28.8 million early contract termination revenue discussed above, revenues for the South America/Caribbean barge rigs increased by $4.3 million, or 10%, and operating margin decreased by $1.6 million, or 8%, from 2000. The increase in revenues is primarily attributable to a 7% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. Contract drilling expenses increased by $5.9 million, or 24%, from the prior year, which contributed to a decrease in operating margin. The increase in contract drilling expenses is primarily due to higher personnel costs resulting from collective contracts with the unions representing petroleum industry personnel in Venezuela and to an increase in costs associated with idle rigs.

   Platform Rigs

       In 2002, revenues for the platform rigs decreased by $14.5 million, or 40%, and operating margin decreased by $3.6 million, or 33%, from 2001. The decrease in revenues and operating margin is primarily due to two rigs, one of which was idle during 2002 compared to being 80% utilized during the prior year and a second rig that earned a minimal standby rate during substantially all of 2002 compared to earning a full day rate in 2001. Contract drilling expenses for the platform rigs decreased by $10.9 million, or 44%, from the prior year due primarily to the two rigs discussed above.

       In 2001, revenues for the platform rigs increased by $2.2 million, or 7%, and operating margin decreased by $800,000, or 7%, as compared to 2000. The increase in revenues is primarily due to a 12% increase in average day rates. Contract drilling expenses increased by $3.0 million, or 14%, from the prior year primarily due to higher personnel related costs. The 2001 contract drilling expenses also increased, and the operating margin declined, as a result of $900,000 in nonrecurring reductions in contract drilling expenses in 2000 in connection with the favorable resolution of personal injury claims and related disputes with insurance carriers.

Marine Transportation

       At December 31, 2002, the Company had a marine transportation fleet of 27 vessels, consisting of five anchor handling towing supply ("AHTS") vessels and 22 supply vessels. The Company sold one supply vessel during the fourth quarter of 2002. All of the Company's marine transportation vessels are located in the Gulf of Mexico.

       In 2002, revenues for the Company's marine transportation segment decreased by $16.1 million, or 25%, and operating margin decreased by $18.5 million, or 70%, from 2001. These decreases are primarily attributable to lower average day rates, which decreased 19% from the prior year, and lower utilization, which decreased to 75% in 2002 from 80% in 2001. Marine transportation expenses increased by $2.4 million, or 6%, from the prior year due primarily to increases in regulatory drydocking costs and insurance costs.

       In 2001, revenues for the Company's marine transportation segment increased by $27.0 million, or 72%, and operating margin increased by $17.7 million, or 206%. These increases are primarily due to higher average day rates for supply vessels, which increased 80% from the prior year, and higher fleet utilization, which increased to 80% in 2001 from 65% in 2000. Marine transportation expenses increased by $9.3 million, or 32%, from the prior year due primarily to increased utilization and higher personnel related costs.

Depreciation and Amortization

       Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which, among other things, eliminated the requirement to amortize goodwill. Accordingly, the Company recognized no goodwill amortization in 2002, compared to $3.0 million of goodwill amortization in the prior year.

       Depreciation and amortization expense in 2002 increased by $8.6 million, or 7%, as compared to 2001. The increase is primarily attributable to the Chiles rigs acquired in August 2002 and depreciation on capital enhancement projects completed in 2002 and 2001, partially offset by the recognition of $3.0 million of goodwill amortization in 2001 and $1.3 million of depreciation in the prior year associated with two barge rigs that were taken out of service in December 2001.

       Depreciation and amortization expense in 2001 increased by $16.5 million, or 17%, as compared to 2000. The increase is primarily attributable to an $8.8 million increase in depreciation expense associated with the ENSCO 101 and ENSCO 7500, which were placed in service in July 2000 and December 2000, respectively, and a $5.9 million increase in depreciation expense associated with the ENSCO 100, for which depreciation expense was suspended until November 2000 while the rig was undergoing conversion from a water injection unit to a conventional drilling unit.

Impairment of Assets

       The Company's South America/Caribbean barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"), which resulted from reduced demand for Venezuelan oil production, economic decline and OPEC quota reductions. In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. As a result of the uncertainty surrounding its South America/Caribbean barge rig fleet, the Company has evaluated the carrying value of the barge rigs for impairment on a regular basis during recent years.

       During the fourth quarter of 2002 the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls have now been enacted and many Venezuela businesses have ceased or reduced operations causing substantial layoffs. As a result of these adverse developments, the Company recognized a $59.9 million impairment charge related to its Venezuela-based assets in the fourth quarter of 2002. (See Note 3 to the Company's Consolidated Financial Statements for a further discussion of the impairment of the Company's assets in Venezuela.)

       In December 2001, the Company decided to sell the two oldest, least capable rigs in its South America/Caribbean barge rig fleet and removed those rigs from service. The carrying value of the two rigs was reduced to estimated net realizable value and the Company recognized a $9.2 million impairment charge for the year ended December 31, 2001.

General and Administrative

       General and administrative expense in 2002 increased by $1.8 million, or 11%, as compared to 2001. The increase is primarily attributable to higher personnel costs, including additional personnel attributable to the Chiles acquisition, and costs associated with relocating the Company's corporate headquarters.

       General and administrative expense in 2001 increased by $3.5 million, or 26%, as compared to 2000. The increase is primarily attributable to increases in performance-based compensation and professional fees.

Other Income (Expense)

       Other income (expense) for each of the three years in the period ended December 31, 2002, is as follows (in millions):

	2002	2001	2000
Interest income	$ 5.1	$ 8.3	$ 7.1
Interest expense, net:
Interest expense	(36.2)	(35.0)	(30.1)
Capitalized interest	5.1	2.2	16.7

	(31.1)	(32.8)	(13.4)
Other, net	7.0	(.9)	.3

	$(19.0)	$(25.4)	$(6.0)

       Interest income decreased $3.2 million in 2002, as compared to 2001, due to lower average interest rates. Interest income increased $1.2 million in 2001, as compared to 2000, due primarily to higher average invested cash balances, partially offset by a decrease in average interest rates.

       Interest expense increased $1.2 million in 2002, as compared to 2001, due primarily to the additional debt assumed in the Chiles acquisition. See "Liquidity and Capital Resources - Financing and Capital Resources" for further information on the debt assumed from Chiles. Interest expense increased $4.9 million in 2001, as compared to 2000. The increase is primarily attributable to increased average debt balances, resulting from the 15-year bonds issued in January 2001 to finance the cost of the ENSCO 7500, partially offset by a decrease in effective interest rates.

       Capitalized interest increased $2.9 million in 2002, as compared to 2001, due to an increase in the amount invested in construction and enhancement projects, primarily the ENSCO 105 (acquired from Chiles in August 2002). Construction of the ENSCO 105 was completed and the rig commenced operations in December 2002. Capitalized interest decreased $14.5 million in 2001, as compared to 2000. The decrease is attributable to a reduction in capital invested in the ENSCO 7500 and ENSCO 101 construction projects, which were completed in 2000.

       Other, net for 2002 includes a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas fire, a $600,000 gain on the sale of a supply vessel and net gains resulting from changes in foreign currency exchange rates, partially offset by an $800,000 loss related to the decrease in fair value of certain treasury rate lock agreements obtained in connection with the Chiles acquisition. See "Market Risk" for further information on the Chiles treasury rate lock agreements. Other, net in 2001 includes a $625,000 provision for the settlement of a class action, anti-trust lawsuit (see "Item 3. Legal Proceedings" and Note 12 to the Company's Consolidated Financial Statements).

Provision for Income Taxes

       The Company recorded income tax expense of $27.8 million, $84.6 million and $39.8 million in the years ended December 31, 2002, 2001 and 2000, respectively. The $56.8 million decrease in income tax provision from 2001 to 2002 is primarily attributable to decreased profitability in 2002, partially offset by an increase in the effective tax rate. The effective tax rate increased from 29.0% in 2001 to $31.9% in 2002 due primarily to the recognition of a limited deferred tax benefit in connection with the $59.9 million impairment charge recorded in 2002. The $44.8 million increase in income tax provision from 2000 to 2001 is primarily due to increased profitability in 2001, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 29.0% in 2001 from 31.8% in 2000 primarily due to changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to increases in certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations and Capital Expenditures

	Year Ended December 31,
	2002	2001	2000
	(in millions)

Cash flow from operations	$210.1	$421.5	$137.8

Capital expenditures:
New construction and acquisitions	$ 31.8	$ 19.6	$162.5
Enhancements	154.6	95.7	72.8
Sustaining	40.5	29.9	20.8

	$226.9	$145.2	$256.1

       In 2002, cash flow from operations decreased by $211.4 million, or 50%, as compared to 2001. The decrease in cash flow from operations is primarily attributable to a decrease in the Company's level of profitability and a decrease in cash flow from working capital changes in 2002. In 2001, cash flow from operations increased by $283.7 million, or 206%, as compared to 2000. The increase in cash flow from operations in 2001 is attributable to an increase in the Company's level of profitability and an increase in cash flow from working capital changes.

       The Company continues to expand the size and quality of its drilling rig and marine vessel fleets. During the last three years, the Company has invested $323.1 million upgrading the capability and extending the service lives of its drilling rigs and marine vessels as part of its ongoing enhancement program and an additional $213.9 million relating to new construction and acquisitions. The Company also utilized $106.6 million of cash in connection with the Chiles acquisition in August 2002.

       Management anticipates that capital expenditures in 2003 will total approximately $250 million, including an estimated $200 million for upgrades and enhancements and $50 million for sustaining operations. The Company may also elect to exercise its option to acquire the remaining 75% interest in the ENSCO 102 or make capital expenditures to construct or acquire additional rigs in 2003, depending on market conditions and opportunities. (See "Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's investment in, and option to acquire, the ENSCO 102.)

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	2002	2001	2000

Long-term debt	$ 547.5	$ 462.4	$ 422.2
Total capital	2,514.5	1,902.6	1,751.1
Long-term debt to total capital	21.8%	24.3%	24.1%

     In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' floating rate term loan agreement (the "Interim Construction Loan"), which provides approximately $80.0 million of interim financing for the construction of the ENSCO 105 (formerly the Chiles Galileo). Amounts borrowed under the Interim Construction Loan will be repaid with proceeds from long-term bonds that the Company intends to issue in October 2003. The bonds will be repaid in equal semi-annual payments of principal and all borrowings under both the Interim Construction Loan and long-term bonds are guaranteed by the United States Maritime Administration ("MARAD"). The Interim Construction Loan is collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the Interim Construction Loan to MARAD. As of December 31, 2002, the Company had $54.3 million outstanding under the Interim Construction Loan.

     In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has a guaranteed the performance of its obligations under the bonds to MARAD. As of December 31, 2002, the Company had $52.1 million outstanding under the bonds.

     On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of December 31, 2002, the Company had $164.7 million outstanding under the bonds.

     In July 2002, the Company cancelled its existing $185.0 million credit agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .525%), depending on the Company's credit rating. The Company pays a facility fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at December 31, 2002.

       The Company's total capital increased $611.9 million during the year ended December 31, 2002, due primarily to $449.1 million of common stock issued and $102.0 million of net long-term debt assumed in connection with the Chiles acquisition. In addition, total capital increased in 2002 due to the profitability of the Company, partially offset by the payment of $14.2 million in dividends. The Company's total capital increased $151.5 million during the year ended December 31, 2001, primarily due to the profitability of the Company and the net increase in long-term debt, partially offset by the payment of $84.2 million for the repurchase of the Company's common stock and $13.7 million in dividends.

Off-Balance Sheet Arrangements

       During the fourth quarter of 2000, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named the ENSCO 102. During the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter the ENSCO 102. Upon completion of rig construction in May 2002, the Company and KFELS transferred their respective interests in the ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company has an option to purchase the ENSCO 102 from EEL, at a formula derived price, which expires in May 2004. The Company and KFELS have initial ownership interests in EEL of 25% and 75%, respectively.

       Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that expires in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations is remitted to EEL in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Charter proceeds received by EEL are used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid is used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL are adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest is equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes. (See Note 5 to the Company's Consolidated Financial Statements for summary financial statements of EEL and a further discussion of the Company's investment.)

       The Company's equity interest in, and related charter arrangement with, EEL constitute a variable interest in an unconsolidated entity, as defined in the Financial Accounting Standards Board's FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." While the Company has certain contingent obligations relative to its investment in EEL, any unsatisfied obligations or net losses of EEL would be incurred by the Company and KFELS essentially in proportion to their respective ownership interests in EEL. The Company has utilized the KFELS joint venture arrangement to increase its presence in the premium jackup rig market, while limiting present exposure through minimal capital investment, and management believes the Company's purchase option provides the flexibility to expand its premium jackup rig fleet in a cost-efficient manner.

Contractual Obligations and Commercial Commitments

       The Company's significant contractual obligations as of December 31, 2002, and the periods in which such obligations are due, are as follows:

		Payments due by period
			2004	2006
			and	and	After
	Total	2003	2005	2007	2007

Long-term debt	$571.9	$21.6	$43.1	$193.1	$314.1
Operating leases	13.2	4.0	5.2	3.3	.7

Total contractual cash obligations	$585.1	$25.6	$48.3	$196.4	$314.8

The Company has no significant commercial commitments or capital lease obligations. Liquidity The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	2002	2001	2000

Cash and short-term investments	$185.5	$310.4	$106.6
Working capital	189.2	312.0	171.6
Current ratio	2.0	3.1	2.5

       At December 31, 2002, the Company had $147.1 million of cash and cash equivalents and $38.4 million of short-term investments, as well as $250.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including $275.6 million in contractual obligations and anticipated capital expenditures during 2003, as well as any working capital requirements, from its cash and cash equivalents, short-term investments and operating cash flow.

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

MARKET RISK

     The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At December 31, 2002, the Company had foreign currency exchange contracts outstanding to exchange $3.3 million U.S. dollars for Australian dollars. The fair value of the Company's outstanding foreign currency exchange contracts at December 31, 2002, a net unrealized loss of $2,000, is included in accrued liabilities.

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At December 31, 2002, the Company had no outstanding interest rate swap agreements.

     In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Chiles entered into the treasury rate lock agreements during the first and second quarters of 2002 and they mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. In October 2002, the Company settled $10.0 million of the $15.0 million notional amount of treasury rate lock agreements deemed as speculative. The fair value of the treasury rate lock agreements at December 31, 2002, which is included in accrued current liabilities, has declined $3.7 million from the August 7, 2002 Chiles acquisition date, and a cumulative $8.6 million since their inception. The Company recognized an $800,000 loss during 2002 in connection with the treasury rate lock agreements, which resulted from the decrease in fair value of treasury rate lock agreements deemed to be speculative.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, is not determinable at this time.

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. U.S natural gas prices increased significantly during 2000, and demand, and ultimately day rates, for offshore drilling rigs increased as many oil companies accelerated drilling programs in response to historically high natural gas prices. Jackup rigs mobilized to the Gulf of Mexico from international markets to take advantage of this strong demand. During 2001, natural gas prices decreased from record levels, and oil company Gulf of Mexico drilling budgets were sharply reduced over the course of the year and remained at moderate levels during 2002. Today, demand for jackup drilling rigs in the Gulf of Mexico is significantly lower than that realized in early 2001. Although some jackup rigs have now departed the Gulf of Mexico for international service, the supply of jackup rigs is still in excess of current demand. As a result of this imbalance, day rates are significantly lower today than they were in 2000 and early 2001. The Company does not expect any significant improvement in domestic day rates during the first half of 2003.

       Industry conditions in most international offshore drilling markets have improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Cutbacks in OPEC production and an improved outlook for oil demand contributed to higher oil prices in 1999 and 2000, and a more favorable climate for oil company spending. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Day rates for jackup rigs in Europe have stabilized to date in 2003 at the levels in effect at the end of 2002, but current activity levels could lead to some near term softening of day rates in Europe. Today, concerns related to global economic activity and the impact on oil demand growth have contributed to more modest increases in oil company spending. Uncertainty with regard to the Middle East and the political unrest in Venezuela have also contributed to cautiousness among oil companies, and this may impact spending plans over the course of 2003. Although the outlook is uncertain, at this time the Company expects day rates and utilization for international jackup rigs to remain relatively stable throughout 2003.

       The Company continues its upgrade program on several of its North America jackup rigs, particularly in light of the current Gulf of Mexico market weakness. The Company moved three of its North America jackup rigs to pursue international opportunities, the ENSCO 94 in December 2001, to Doha, Qatar for a long-term contract and the ENSCO 51 and ENSCO 54 in the first quarter of 2002. The ENSCO 51 is operating in Brunei and the ENSCO 54 is currently operating under a contract in India.

       The Chiles merger in August 2002 increased the Company's Gulf of Mexico jackup rig count to 22 with three of the five rigs acquired in the Chiles merger located in the Gulf of Mexico. Currently, 19 of the Company's 22 North America jackup rigs are working. The three idle rigs are undergoing shipyard modifications and upgrades and regulatory work. The ENSCO 81 is completing shipyard work and will commence operating under a contract in March 2003. The ENSCO 82 and ENSCO 98 entered a shipyard in early February 2003 and are scheduled to return to service in August and June 2003, respectively.

       Currently, six of the Company's seven jackup rigs in the Europe region are working, with the one idle rig in a shipyard undergoing enhancements to the crew quarters and regulatory work in preparation for operations in the Netherlands commencing in May 2003. In August 2002, the Company mobilized the ENSCO 100 jackup rig from the North Sea to Nigeria where it commenced drilling operations in September 2002.

       The Company's Asia Pacific rig fleet has increased to 12 jackup rigs, with the addition of the three jackup rigs mobilized from the Gulf of Mexico, the completion of the ENSCO 102 in May 2002 and the addition of the ENSCO 104 as a result of the Chiles merger on August 7, 2002. Currently 11 of the Company's 12 Asia Pacific unit rigs are operating, with one rig, the ENSCO 57, in a shipyard. The ENSCO 57 completed its contract in Thailand in January 2003 and was mobilized to a shipyard in Singapore for enhancements and regulatory work, with shipyard work completion projected mid-year 2003. Currently the ENSCO 57 is uncommitted.

       The Company's South America/Caribbean jackup rig, the ENSCO 76, is operating under a long-term contract offshore Trinidad and Tobago.

       The ENSCO 7500, the Company's deep water semisubmersible rig that began Gulf of Mexico operations in December 2002, is committed under contract until March 2004.

       Currently, five of the Company's six barge rigs located in Venezuela are without contract, with one barge rig, the ENSCO II, contracted through May 2004. During the fourth quarter of 2002 the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls have now been enacted and many Venezuela businesses have ceased or reduced operations, causing substantial layoffs. Further substantial contraction of the Venezuela economy is possible. The Company believes the timing of an expected recovery of drilling activity in Venezuela is uncertain and unlikely in the near term.

       The Company mobilized one of its large barge rigs from Venezuela in the third quarter of 2002. The rig is now operating under a long-term contract in Indonesia after completing shipyard enhancements and modifications in Singapore.

       Currently, two of the Company's five platform rigs are operating under short-term contracts. The Company's platform rigs have experienced utilization in the 50% to 60% range since 1999. The Company's platform rigs are all capable of completing deep well programs as the rigs are rated for 25,000 to 30,000 feet wells. The rigs are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require increased use of the class of platform rigs owned and operated by the Company.

       The Company's marine transportation segment experienced decreased fleet utilization and day rates in 2002. The Company expects the marine transportation market to remain soft in the near-term as a result of the recent slow down in Gulf of Mexico drilling activity. The Company has entered into an agreement to sell all of its marine transportation vessels and expects to cease conducting marine transportation operations upon close of the transaction, which is subject to certain regulatory approvals, in the second quarter of 2003.

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry conditions and business environment, as well as statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) uncertainty with regards to the Middle East, (xiv) the political unrest in Venezuela, (xv) general economic concerns and the impact of high oil and gas commodity prices and (xvi) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

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

   Property and Equipment

       At December 31, 2002, the carrying value of the Company's property and equipment totaled $2,258.0 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgements by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs and vessels.

       The Company develops and applies property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of its assets and expense those costs incurred to repair or maintain the existing condition or useful lives of its assets. The development and application of such policies requires judgement and assumptions by management relative to the nature of, and benefits from, expenditures on Company assets. The Company establishes property and equipment accounting policies that are designed to depreciate or amortize its assets over their estimated useful lives. The assumptions and judgements used by management in determining the estimated useful lives of its property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of its assets. The use of different estimates, assumptions and judgements in the establishment of property and equipment accounting policies, especially those involving the useful lives of the Company's rigs and vessels, would likely result in materially different carrying values of assets and results of operations.

   Impairment of Assets

       The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The Company tests its $350.2 million of goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the Company's drilling segment likely exceeds its fair value. Generally, extended periods of idle time and/or inability to contract assets at economical rates are an indication that an asset may be impaired. However, the offshore drilling and marine transportation industries are highly cyclical and it is not unusual for assets to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, assets are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual assets, groups of assets, such as a type of drilling rig or class of marine vessel, or assets in a certain geographic location. The Company's assets are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs, semisubmersible rig and marine transportation vessels are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

       Asset impairment evaluations are, by nature, highly subjective. They involve expectations of future cash flows to be generated by the Company's assets, and are based on management's assumptions and judgements regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of the Company's drilling rigs and marine vessels. The estimates, assumptions and judgements used by management in the application of the Company's asset impairment policies reflect both historical experience and an assessment of current operational, industry, economic and political environments. The use of different estimates, assumptions, judgements and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

   Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At December 31, 2002, the Company has a $323.4 million net deferred income tax liability and $49.2 million of accrued liabilities for income taxes currently payable.

       The carrying values of deferred income tax assets and liabilities reflect the application of the Company's income tax accounting policies in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and are based on management's assumptions and estimates regarding future operating results and levels of taxable income, as well as management's judgements regarding the interpretation of the provisions of SFAS 109. The carrying values of liabilities for income taxes currently payable are based on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgements regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgements in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. The Company adopted SFAS 142 effective January 1, 2002. (See Note 1 to the Company's Consolidated Financial Statements for a summary of the impact of the adoption of SFAS 142 on the Company's net income, basic earnings per share and diluted earnings per share.)

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company was required to adopt SFAS 143 on January 1, 2003 and does not expect SFAS 143 to have a material impact on its consolidated financial position or results of operations.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002. (See Note 3 to the Company's Consolidated Financial Statements.)

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 amends, updates, clarifies and simplifies various accounting pronouncements and impacts the financial accounting and/or reporting for gains and losses from extinguishment of debt, extinguishments of debt made to satisfy sinking-fund requirements, intangible assets of motor carriers, and leases. Some provisions of SFAS 145 became effective in May 2002 and the remaining provisions were adopted by the Company, as required, on January 1, 2003. The Company does not expect the adoption of the remaining provisions to have a material impact on its consolidated financial position or results of operations.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires liability recognition for a cost associated with an exit or disposal activity on the date the liability is incurred, rather than on the date of commitment to an exit plan, as provided under EITF 94-3. The Company was required to adopt SFAS 146 on January 1, 2003 and does not expect SFAS 146 to have a material impact on its consolidated financial position or results of operations.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 are effective for the Company's December 31, 2002 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FSAS 148"), which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure provisions of SFAS 148 at December 31, 2002. (See Note 10 to the Company's Consolidated Financial Statements.)

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. The Company's equity interest in, and related charter arrangement with, ENSCO Enterprises Limited ("EEL") constitute a variable interest in a variable interest entity under FIN 46. The Company has not completed an assessment of the impact of the FIN 46 consolidation provisions on its investment in EEL. However, management currently does not expect to consolidate EEL. The Company has adopted the disclosure provisions of FIN 46 in its December 31, 2002 financial statements (see "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements).

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

       The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices of the industries in which the Company operates. In some instances, these financial statements include amounts that are based on management's best estimates and judgments.

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

       As part of management's responsibility for monitoring compliance with established policies and procedures, it relies on, among other things, audit procedures performed by internal auditors and independent accountants to give assurance that established policies and procedures are adhered to in all areas subject to their audits. The Board of Directors, operating through its Audit Committee composed solely of outside directors, meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Audit Committee, without management present, to review the results of their audits and their assessment of the adequacy of the systems of internal accounting control and the quality of financial reporting.

REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

       We have audited the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation), and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENSCO International Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001.

/s/ KPMG LLP

Dallas, Texas
January 27, 2003, except as to note 16 which is as of February 20, 2003.

To the Board of Directors and Stockholders of ENSCO International Incorporated

       In our opinion, the accompanying consolidated statements of income and of cash flows for the year ended December 31, 2000, present fairly, in all material respects, the results of operations and cash flows of ENSCO International Incorporated for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
January 25, 2001

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share amounts)
Year Ended December 31,
2002	2001	2000

REVENUES
Contract drilling	$649.5	$752.7	$496.1
Marine transportation	48.6	64.7	37.7

698.1	817.4	533.8

OPERATING EXPENSES
Contract drilling	348.9	320.5	261.5
Marine transportation	40.8	38.4	29.1
Depreciation and amortization	123.8	115.2	98.7
Impairment of assets	59.9	9.2	--
General and administrative	18.6	16.8	13.3

592.0	500.1	402.6

OPERATING INCOME	106.1	317.3	131.2

OTHER INCOME (EXPENSE)
Interest income	5.1	8.3	7.1
Interest expense, net	(31.1)	(32.8)	(13.4)
Other, net	7.0	(.9)	.3

(19.0)	(25.4)	(6.0)

INCOME BEFORE INCOME TAXES	87.1	291.9	125.2

PROVISION FOR INCOME TAXES
Current income tax expense	21.0	59.6	17.8
Deferred income tax expense	6.8	25.0	22.0

27.8	84.6	39.8

NET INCOME	$ 59.3	$207.3	$ 85.4

EARNINGS PER SHARE
Basic	$ .4	2	$1.5	1	$ .6	2
Diluted	.4	2	1.5	0.6	1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	140.7	136.9	137.6
Diluted	141.4	137.9	139.3

CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .1	0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions, except par value amounts)
	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 147.1	$ 278.8
Short-term investments	38.4	31.6
Accounts receivable, net	162.8	116.5
Prepaid expenses and other	39.2	34.4

Total current assets	387.5	461.3

PROPERTY AND EQUIPMENT, AT COST	3,090.0	2,386.6
Less accumulated depreciation	832.0	671.3

Property and equipment, net	2,258.0	1,715.3

GOODWILL	350.2	103.8

OTHER ASSETS, NET	65.8	43.4

	$3,061.5	$2,323.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15.0	$ 10.1
Accrued liabilities	161.8	126.5
Current maturities of long-term debt	21.5	12.7

Total current liabilities	198.3	149.3

LONG-TERM DEBT	547.5	462.4

DEFERRED INCOME TAXES	332.3	259.1

OTHER LIABILITIES	16.4	12.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
172.6 million and 157.8 million shares issued	17.2	15.8
Additional paid-in capital	1,383.5	888.6
Retained earnings	835.3	790.2
Restricted stock (unearned compensation)	(5.8)	(5.4)
Accumulated other comprehensive loss	(12.1)	(9.9)
Treasury stock, at cost, 23.6 million and 23.2 million shares	(251.1)	(239.1)

Total stockholders' equity	1,967.0	1,440.2

	$3,061.5	$2,323.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
	Year Ended December 31,
	2002	2001	2000

OPERATING ACTIVITIES
Net income	$ 59.3	$207.3	$ 85.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	123.8	115.2	98.7
Impairment of assets	59.9	9.2	--
Deferred income tax provision	6.8	25.0	22.0
Tax benefit from stock compensation	4.0	3.0	7.0
Amortization of other assets	12.2	10.2	7.0
Net gain on asset dispositions	(6.3)	(1.5)	(1.6)
Other	1.6	1.8	1.5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30.6)	43.1	(73.8)
Increase in prepaid expenses and other assets	(22.0)	(17.8)	(14.6)
Increase (decrease) in accounts payable	(13.5)	(3.1)	5.1
Increase in accrued and other liabilities	14.9	29.1	1.1

Net cash provided by operating activities	210.1	421.5	137.8

INVESTING ACTIVITIES
Additions to property and equipment	(226.9)	(145.2)	(256.1)
Net cash used in Chiles acquisition	(99.9)	--	--
Proceeds from disposition of assets	25.1	5.0	9.4
Sale (purchase) of short-term investments	(6.8)	(31.6)	20.9
Sale (purchase) of long-term investments	23.0	(23.0)	--
Acquisition of minority interest	--	--	(9.7)

Net cash used by investing activities	(285.5)	(194.8)	(235.5)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	4.4	52.7	137.3
Reduction of long-term borrowings	(63.7)	(12.7)	(77.6)
Repurchase of common stock	--	(84.2)	--
Cash dividends paid	(14.2)	(13.7)	(13.8)
Proceeds from exercise of stock options	19.5	7.1	16.9
Deferred financing costs	(1.3)	(3.3)	(.1)
Other	(1.0)	(.4)	(2.8)

Net cash provided (used) by financing activities	(56.3)	(54.5)	59.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131.7)	172.2	(37.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	278.8	106.6	144.4

CASH AND CASH EQUIVALENTS, END OF YEAR	$147.1	$278.8	$106.6

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

       ENSCO International Incorporated (the "Company") is one of the leading international providers of offshore drilling and marine transportation services to the oil and gas industry. The Company's contract drilling and marine transportation operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide levels of offshore exploration and development spending by oil and gas companies. Levels of offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions, political and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, technological advancements that impact the methods or cost of oil and gas exploration and development, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 13 "Segment Information" for additional information concerning the Company's operations by segment and geographic region). On August 7, 2002, the Company acquired Chiles Offshore Inc. (see Note 2 "Acquisition").

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

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are reflected in the consolidated statement of income. Translation gains and losses were insignificant for each of the three years in the period ended December 31, 2002. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity and are included in accumulated other comprehensive loss at December 31, 2002 and 2001.

   Cash Equivalents

       The Company considers all highly liquid investments to be cash equivalents if they have maturities of three months or less at the date of purchase.

   Short-Term Investments

       Short-term investments are comprised of highly liquid investments having maturities of greater than three months but less than one year at the date of purchase. All of the Company's short-term investments are classified as held-to-maturity and stated at amortized cost.

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

       The Company primarily provides for depreciation on the straight-line method, after allowing for salvage values, over the estimated useful lives of its assets. However, certain drilling rigs and marine vessels acquired prior to 1991, with an aggregate carrying value of $13.4 million at December 31, 2002, are depreciated using the units-of-production method. Under the units-of-production method, depreciation is based on the utilization of the drilling rigs and vessels with a minimum provision when the rigs or vessels are idle. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from four to 30 years. Marine vessels are depreciated over estimated useful lives ranging from 12 to 20 years. Other equipment, including computer software costs, is depreciated over estimated useful lives ranging from two to six years. Buildings and improvements are depreciated over estimated useful lives ranging from two to 30 years.

   Goodwill

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and requires impairment testing and recognition for goodwill and intangible assets. The Company adopted SFAS 142 effective January 1, 2002.

       The impact of the adoption of SFAS 142 on the Company's net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, as if the adoption took place on January 1, 2000, is presented in the following table (in millions except per share amounts):

	2002		2001		2000

Reported net income	$59.3		$207.3		$85.4
Add back goodwill amortization		--	3.0		3.3

Adjusted net income	$59.3		$210.3		$88.7

Reported basic earnings per share	$ .4	2	$ 1.5	1	$ .6	2
Goodwill amortization		--	.0	3.0		2

Adjusted basic earnings per share	$ .4	2	$ 1.5	4	$ .6	4

Reported diluted earnings per share	$ .4	2	$ 1.5	0	$ .6	1
Goodwill amortization		--	.0	3.0		2

Adjusted diluted earnings per share	$ .4	2	$ 1.5	3	$ .6	3

       Prior to January 1, 2002 the Company amortized goodwill on the straight-line basis over 40 years. Accumulated amortization of goodwill was $17.3 million at December 31, 2002 and 2001. The Company recorded $246.4 million of goodwill during 2002 in connection with the acquisition of Chiles Offshore Inc. (see Note 2 "Acquisition"). All of the Company's goodwill is attributable to the Company's drilling segment. The Company completed a goodwill impairment test during the fourth quarter of 2002 that resulted in no indication of impairment.

   Impairment of Assets

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the Company's drilling segment likely exceeds its fair value. The Company evaluates the carrying value of its other long-lived assets, consisting primarily of property and equipment, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. For property and equipment used in the Company's operations, the determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. Property and equipment held for sale is recorded at the lower of net book value or net realizable value.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002.

       The Company recorded impairment charges of $59.9 million and $9.2 million in 2002 and 2001, respectively, related to certain assets in Venezuela (see Note 3 "Venezuela Contract Terminations and Impairment").

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

       In connection with some contracts, the Company receives lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to contract commencement or the demobilization of equipment and personnel upon contract completion. The net of mobilization costs incurred and the compensation received is deferred and recognized over the related contract period. Demobilization costs and related compensation are recognized as incurred, upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred mobilization costs are included in prepaid expenses and other current assets and totaled $800,000 at December 31, 2002 and 2001. Deferred mobilization revenue is included in accrued liabilities and totaled $1.3 million and $200,000 at December 31, 2002 and 2001, respectively.

       In connection with some contracts, the Company receives up-front, lump-sum fees or similar compensation for capital improvements to its rigs or vessels. Such compensation is deferred and recognized as revenue over the related contract period. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements is included in accrued liabilities and totaled $1.1 million and $400,000 at December 31, 2002 and 2001, respectively.

       The Company must obtain certifications from various regulatory bodies in order to operate its drilling rigs and marine vessels and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in prepaid expenses and other current assets and other assets, net, and totaled $15.1 million and $14.1 million at December 31, 2002 and 2001, respectively.

   Derivative Financial Instruments

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. The Company uses derivative financial instruments ("derivatives"), on a limited basis, to reduce its exposure to various market risks, primarily interest rate risk and foreign currency risk. The Company employs an interest rate risk management strategy that uses derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. The Company maintains a foreign currency risk management strategy that occasionally utilizes derivatives to reduce its exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. The Company does not enter into derivatives for trading or other speculative purposes.

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

   Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, if the exercise price of the Company's stock options equals or exceeds the market value of the underlying stock on the date of grant, no compensation expense is recognized.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure provisions of SFAS 148 at December 31, 2002 (see Note 10 "Employee Benefit Plans").

   Earnings Per Share

       For each of the three years in the period ended December 31, 2002, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Year Ended December 31,
	2002	2001	2000

Weighted average common shares outstanding (basic)	140.7	136.9	137.6
Potentially dilutive common shares:
Restricted stock grants	--	.1	.3
Stock options	.7	.9	1.4

Weighted average common shares outstanding (diluted)	141.4	137.9	139.3

       Options to purchase 3.3 million shares of common stock in 2002, 2.1 million shares of common stock in 2001 and 71,000 shares of common stock in 2000 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 2002 presentation.

2.  ACQUISITION

       On August 7, 2002, the Company acquired Chiles Offshore Inc. ("Chiles") pursuant to a Merger Agreement by and among the Company, Chore Acquisition, Inc., a wholly-owned subsidiary of the Company, and Chiles (the "Merger Agreement"). Under the terms of the Merger Agreement, each Chiles shareholder received 0.6575 of a share of the Company's common stock and $5.25 in cash in exchange for each share of Chiles common stock held. The Company issued approximately 13.3 million shares of its common stock, and paid approximately $106.6 million in cash to the holders of Chiles common stock.

       The merger has been accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. The $567.9 million purchase price has been calculated using the number of the Company's common shares issued in the acquisition and a $33.65 per share average trading price of the Company's common stock for a period of time immediately before and after the merger was announced, plus cash consideration of $5.25 per share of Chiles common stock outstanding immediately prior to the merger, estimated direct merger fees and expenses and the estimated fair value of vested Chiles employee stock options.

       The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. The purchase price allocation is preliminary and further refinements may be made. The purchase price included, at estimated fair value at August 7, 2002, current assets of $29.8 million, drilling rigs and other property and equipment of $547.9 million and the assumption of current liabilities of $38.7 million, long-term debt of $153.0 million and other long-term liabilities of $64.6 million. The acquired long-term debt included $51.2 outstanding under Chiles' revolving credit facility, which the Company repaid on August 8, 2002. The Company also recorded $246.5 million of goodwill, which is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment, and the assembled workforce of Chiles. The acquisition of Chiles will further strengthen the Company's position in the premium jackup market, which the Company believes currently represents one of the strongest segments of the offshore drilling market.

       Unaudited pro forma combined operating results of the Company and Chiles for the years ended December 31, 2002 and 2001, assuming the merger was completed as of January 1, 2001, are summarized as follows (in millions, except per share data):

	2002		2001

Revenue	$754.0		$891.6
Operating income	124.8		347.0
Net income before extraordinary item	68.9		229.8
Net income	68.6		229.8
Earnings per share
Basic	$ .4	6	$1.5	3
Diluted	.4	6	1.5	2

       The pro forma information presented above does not purport to represent what the Company's results actually would have been had the transaction occurred on the January 1, 2001, nor does the pro forma information purport to project the Company's results of operations for any future period.

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

       The Company's South America/Caribbean barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"), which resulted from reduced demand for Venezuelan oil production, economic decline and OPEC quota reductions. In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. As a result of the uncertainty surrounding its South America/Caribbean barge rig fleet, the Company has evaluated the carrying value of the barge rigs for impairment on a regular basis during recent years.

       In December 2001, the Company decided to sell the two oldest, least capable rigs in its South America/Caribbean barge rig fleet and removed those rigs from service. The carrying value of the two rigs was reduced to estimated net realizable value and the Company recognized a $9.2 million impairment charge for the year ended December 31, 2001. During the third quarter of 2002 the Company mobilized a barge rig out of Venezuela to perform a long-term contract in Indonesia. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs.

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls have now been enacted and many Venezuela businesses have ceased or reduced operations, causing substantial layoffs. Further substantial contraction of the Venezuela economy is possible. These adverse developments resulted in a reduction in management's expectations of future cash flows to be generated by the barge rigs and the recognition of a $59.9 million impairment charge in the fourth quarter of 2002.

       In order to calculate the impairment charge, the Company utilized the traditional present value method to determine the fair value of its barge rigs. Expected future cash flows to be generated by the barge rigs were developed based on management assumptions and judgements regarding future Venezuela industry conditions and operations, and included estimates of future utilization, day rates, expense levels and capital requirements of the barge rigs, discounted at a ten percent rate commensurate with the risk of the expected future cash flows.

       The timing of an expected recovery of drilling activity in Venezuela is uncertain and considered unlikely in the near term. The Company will continue monitoring the situation in Venezuela and evaluating the carrying value of its barge rigs for impairment. At December 31, 2002, the carrying value of the Company's six barge rigs in Venezuela totaled $52.7 million.

4.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Drilling rigs and equipment	$2,873.4	$2,125.0
Marine vessels	121.1	105.9
Other	27.7	30.6
Work in progress	67.8	125.1

	$3,090.0	$2,386.6

       The Company acquired five ultra premium jackup rigs in connection with the Chiles merger, including one that was under construction at the August 7, 2002 acquisition date and was subsequently completed during the fourth quarter of 2002. Additions to property and equipment in 2002 included $563.6 million in connection with these five rigs.

       During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in a harsh environment jackup rig under construction. The Company contributed $30.0 million ($15.0 million in 2000 and $15.0 million in 2002) and certain management and procurement services for its 25% interest. In May 2002, upon completion of rig construction, the Company contributed its 25% interest in the rig to a joint venture (see Note 5 "Investment in Joint Venture").

       The Company completed construction of a harsh environment jackup rig, the ENSCO 101, and a deepwater semisubmersible rig, the ENSCO 7500, in February 2000 and December 2000, respectively. Additions to property and equipment for the ENSCO 101 and ENSCO 7500 totaled $14.6 million and $114.4 million in 2001 and 2000, respectively.

       In addition to the rig construction projects discussed above, the Company's additions to property and equipment in 2002, 2001 and 2000 included $170.6 million, $102.9 million and $71.6 million, respectively, in connection with major modifications and enhancements of rigs and vessels.

       The Company evaluates the performance of its drilling rigs and marine vessels on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive. In connection with such evaluations, the Company sold a marine vessel in the third quarter of 2002 for $700,000 and recognized a gain of $600,000 on the sale. The Company sold seven marine vessels during 2000 for aggregate proceeds of $6.1 million and recognized a net gain of $500,000 on the sales.

5.  INVESTMENT IN JOINT VENTURE

       During the fourth quarter of 2000, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named the ENSCO 102. During the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter the ENSCO 102. Upon completion of rig construction in May 2002, the Company and KFELS transferred their respective interests in the ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company has an option to purchase the ENSCO 102 from EEL, at a formula derived price, which expires in May 2004. The Company and KFELS have initial ownership interests in EEL of 25% and 75%, respectively.

       Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that expires in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations is remitted to EEL in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Charter proceeds received by EEL are used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid is used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL are adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest is equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes.

       A summary of the unaudited financial statements of the EEL as of and for the period ended December 31, 2002, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet December 31, 2002 (In Thousands) (Unaudited)

Assets

Charter revenue receivable	$ 0.3
Property and equipment, net of accumulated depreciation	127.9

$128.2

Liabilities and Stockholders' Equity

Interest payable	$ 6.4
Notes payable	129.8
Stockholders' equity
Common stock	--
Accumulated deficit	(8.0)

Total stockholders' equity	(8.0)

$128.2

ENSCO Enterprises Limited Condensed Statement of Operations Period from May 7, 2002 (Inception) to December 31, 2002 (In Thousands) (Unaudited)

Charter revenue	$ 0.3
Depreciation expense	(1.9)
Interest expense	(6.4)

Net loss	$(8.0)

       The ENSCO 102 commenced drilling operations under a term contract in September 2002. During December 2002, all of the cash flow deficits incurred prior to initial rig operations were satisfied and EEL began recognizing charter revenue. At December 31, 2002, the Company's ownership interest in EEL remained 25%.

       At December 31, 2002, the Company's net investment in EEL totaled $37.0 million and is included in other assets, net on the consolidated balance sheet. The $5.0 million excess of the Company's investment carrying value over its equity in the underlying net assets of EEL is being amortized over the estimated 30-year useful life of the ENSCO 102. The Company has recognized $500,000, net of intercompany eliminations, from its equity in the losses of EEL, which is included in operating expenses on the consolidated statement of income for the year ended December 31, 2002.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. The Company's equity interest in, and related charter arrangement with, EEL constitute a variable interest in a variable interest entity under FIN 46. The Company has not completed an assessment of the impact of the FIN 46 consolidation provisions on its investment in EEL. The Company has adopted the disclosure provisions of FIN 46.

6.  LONG-TERM DEBT

       Long-term debt at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Interim construction loan	$ 54.3	$--
5.63% Bonds due 2011	52.1	--
6.36% Bonds due 2015	164.7	177.4
6.75% Notes due 2007	149.5	149.4
7.20% Debentures due 2027	148.4	148.3

	569.0	475.1
Less current maturities	(21.5)	(12.7)

Total long-term debt	$547.5	$462.4

    Interim Construction Loan

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' floating rate term loan agreement (the "Interim Construction Loan"), which provides approximately $80.0 million of interim financing for the construction of the ENSCO 105 (formerly the Chiles Galileo). Interest on amounts borrowed under the Interim Construction Loan is payable semiannually at a variable rate based on the Lender's cost of funds plus .30% (1.76% at December 31, 2002). Amounts borrowed under the Interim Construction Loan will be repaid with proceeds from 17-year bonds that the Company intends to issue in October 2003. The bonds will be repaid in 34 semi-annual payments of principal and interest and all borrowings under both the Interim Construction Loan and 17-year bonds are guaranteed by the United States Maritime Administration ("MARAD"). The Interim Construction Loan is collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the Interim Construction Loan to MARAD. The outstanding principal balance of the Interim Construction Loan at the August 7, 2002 acquisition date was $50.0 million.

    5.63% Bonds Due 2011

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. The outstanding principal balance of the bonds at the August 7, 2002 acquisition date was $52.9 million and the Company recorded an approximate $700,000 discount on the debt.

    6.36% Bonds Due 2015

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Net proceeds from the bond issuance totaled $49.5 million after settlement of interest rate lock contracts, underwriting fees and repayment of an interim construction loan.

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

    Revolving Credit Agreement

       In July 2002, the Company cancelled its existing $185.0 million credit agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .525%), depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at December 31, 2002 and no amounts outstanding under the previous $185.0 million credit agreement at December 31, 2001. The Credit Agreement matures in July 2007.

    Senior Subordinated Notes Due 2004

       In connection with the acquisition of Dual Drilling Company ("Dual") in June 1996, the Company assumed Dual's 9.875% Senior Subordinated Notes due 2004 (the "Dual Notes"). Interest on the Dual Notes was payable semiannually and the Dual Notes were redeemable at the option of the Company, in whole or in part, at annually decreasing prices. On March 15, 2000, the Company exercised its option to redeem all of the Dual Notes at a price equal to 103.29% of the face amount, or $74.2 million, plus accrued interest. The excess of the amount paid over the carrying value of the Dual Notes totaled $500,000 and has been charged to "Other, net" under Other Income (Expense) in the consolidated statement of income for the year ended December 31, 2000.

    Maturities

       Maturities of long-term debt, excluding amortization of discounts, are $21.6 million in each of the four years ending December 31, 2006, $171.6 million for the year ending December 31, 2007 and $314.1 million thereafter. The Company is in compliance with the covenants of all of its debt instruments.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. The adoption of SFAS 133 had no impact on the Company's net income. However, in accordance with the provisions of SFAS 133, the Company recorded a one-time, non-cash transition adjustment to comprehensive income and the accumulated other comprehensive loss section of stockholders' equity effective January 1, 2002, as follows (in millions):

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

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Chiles entered into the treasury rate lock agreements during the first and second quarters of 2002 and they mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. In October 2002, the Company settled $10.0 million of the $15.0 million notional amount of treasury rate lock agreements deemed as speculative. The fair value of the treasury rate lock agreements at December 31, 2002, which is included in accrued current liabilities, has declined $3.7 million from the August 7, 2002 Chiles acquisition date, and a cumulative $8.6 million since their inception. The Company recognized an $800,000 loss during 2002 in connection with the treasury rate lock agreements, which resulted from the decrease in fair value of treasury rate lock agreements deemed to be speculative. It is the Company's intention to settle the remaining $5.0 million notional amount of speculative treasury rate lock agreements obtained in connection with the Chiles acquisition prior their maturity.

       The Company estimates that $900,000 of unrealized losses on derivatives included in accumulated other comprehensive loss at December 31, 2002 will be reclassified to earnings as interest expense during the next twelve months.

8. COMPREHENSIVE INCOME The components of the Company's comprehensive income for the years ended December 31, 2002, 2001 and 2000, are as follows (in millions):

	2002	2001	2000

Net Income	$ 59.3	$207.3	$85.4
Other comprehensive income (loss)
Transition adjustment for cumulative effect of adopting SFAS 133	--	(11.2)	-	-
Net change in fair value of derivatives	(2.6)	1.5	-	-
Reclassification of unrealized gains and losses on derivatives from other comprehensive income (loss) into net income	.4	.9	-	-

Net other comprehensive income (loss)	(2.2)	(8.8)	-	-

Total comprehensive income	$ 57.1	$198.5	$85.4

The components of the accumulated other comprehensive loss section of stockholders' equity at December 31, 2002 and 2001, are as follows (in millions):

	December 31,
	2002	2001

Cumulative translation adjustment	$ 1.1	$1.1
Net unrealized losses on derivatives	11.0	8.8

Total accumulated other comprehensive loss	$12.1	$9.9

9.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the three years in the period ended December 31, 2002.

       On August 7, 2002, the Company issued 13.3 million shares of its common stock, valued at $33.65 per share, or $449.1 million, in connection with the Chiles merger. During 2001, the Company repurchased 4.3 million shares of its common stock at a cost of $84.2 million (an average cost of $19.37 per share).

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 2002 is as follows (shares in thousands, dollars in millions):

								Restricted		Accumulated
				Additional				Stock		Other
	Common Stock			Paid-In		Retained		(Unearned		Comprehensive		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Loss		Stock

BALANCE, December 31, 1999	155,910	$15.6		$850.3		$525.0		$(6.3)		$(1.1)		$(148.9)
Net income	--	-	-	-	-	85.4		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.8)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,364.1			19.2		-	-	-	-	-	-	(5.0)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.4		-	-	-	-
Tax benefit from stock
compensation	--	-	-	7.0		-	-	-	-	-	-	-	-

BALANCE, December 31, 2000	157,274	15.7		876.5		596.6		(4.9)		(1.1)		(153.9)
Net income	--	-	-	-	-	207.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	567.1			9.1		-	-	(1.4)		-	-	(1.0)
Repurchase of common stock	--	-	-	-	-	-	-	-	-	-	-	(84.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-		.9	-	-	-	-
Tax benefit from stock
compensation	--	-	-	3.0		-	-	-	-	-	-	-	-
Net other comprehensive income (loss)	--	-	-	-	-	-	-	-	-	(8.8)		-	-

BALANCE, December 31, 2001	157,841	15.8		888.6		790.2		(5.4)		(9.9)		(239.1)
Net income	--	-	-	-	-	59.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(14.2)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,459.1			31.7		-	-	(1.3)		-	-	(12.0)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.1		-	-	-	-
Common stock issued in
Chiles acquisition	13,345	1.3		459.2		-	-		(.2)	-	-	-	-
Tax benefit from stock
compensation	--	-	-	4.0		-	-	-	-	-	-	-	-
Net other comprehensive income (loss)	--	-	-	-	-	-	-	-	-	(2.2)		-	-

BALANCE, December 31, 2002	172,645	$17.2		$1,383.5		$835.3		$(5.8)		$(12.1)		$(251.1)

       At December 31, 2002 and 2001, the outstanding shares of the Company's common stock, net of treasury shares, were 149.0 million and 134.6 million, respectively.

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

10.  EMPLOYEE BENEFIT PLANS

   Stock Options

       In May 1998, the stockholders approved the ENSCO International Incorporated 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan replaced the Company's previous stock incentive plan, the ENSCO International Incorporated 1993 Incentive Plan (the "Incentive Plan"). Under the 1998 Plan, a maximum of 11.3 million shares are reserved for issuance as options and awards of restricted stock. Stock options generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant.

       In May 1996, the stockholders approved the ENSCO International Incorporated 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, a maximum of 600,000 shares are reserved for issuance. Options granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter.

       The exercise price of stock options granted under the 1998 Plan and the Directors' Plan is the market value of the stock at the date the option is granted.

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options thereunder. The plan was renamed the ENSCO International Incorporated 2000 Stock Option Plan (the "2000 Plan") and the option awards have been converted to ENSCO common stock equivalents in terms of exercise prices and number of shares exercisable. Exercise prices of the assumed options range from $10.74 per share to $25.48 per share and the options expire at various dates through February 2012 (6.2 years weighted average remaining contractual life). No further options will be granted under the 2000 Plan and it will be terminated upon the exercise or expiration date of the last outstanding option. At December 31, 2002, options to purchase 349,842 shares of the Company's common stock remained outstanding under the 2000 Plan.

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB 25. No compensation expense related to employee stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by SFAS 123, as amended by SFAS 148, and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 (in millions, except per share amounts):

	Year Ended December 31,
	2002		2001		2000

Net income, as reported	$ 59.3		$207.3		$85.4
Less stock-based employee compensation expense, net of tax	(12.6)		(6.5)		(4.8)

Pro forma net income	$ 46.7		$200.8		$80.6

Basic earnings per share:
As reported	$ 0.	42	$ 1.	51	$ 0.	62
Pro forma	0.	33	1.	47	0.	59

Diluted earnings per share:
As reported	0.	42	1.	50	0.	61
Pro forma	0.	33	1.	47	0.	58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2002	2001	2000

Risk-free interest rate	3.9%	4.7%	6.6%
Expected life (in years)	4.5	4.2	3.8
Expected volatility	52.5%	53.3%	52.7%
Dividend yield	.4%	.3%	.3%

       The pro forma adjustments above may not be representative of pro forma adjustments in future years since the estimated fair value of stock options is amortized to expense over the vesting period, additional options may be granted in future years and the assumptions used to determine fair value can vary significantly.

       A summary of stock option transactions under the 1998 Plan, Directors' Plan, 2000 Plan and Incentive Plan is as follows (shares in thousands):

	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,845	$23.57	3,427	$15.80	4,736	$14.87
Granted	1,464	30.74	2,118	33.98	104	32.24
Assumed in Chiles acquisition	490	17.91	--	--	--	--
Exercised	(1,395)	21.61	(520)	14.57	(1,351)	13.93
Forfeited	(163)	27.63	(180)	24.35	(62)	13.39

Outstanding at end of year	5,241	$25.44	4,845	$23.57	3,427	$15.80

Exercisable at end of year	1,886	$19.15	1,780	$19.83	1,433	$20.23
Weighted average fair value of options granted during the year		$13.98		$15.74		$14.93

The following table summarizes information about stock options outstanding under the 1998 Plan, Directors' Plan, 2000 Plan and Incentive Plan at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/02	Contractual Life	Exercise Price	at 12/31/02	Exercise Price

$ 9 - $12	1,492	1.5 years	$ 9.17	1,030	$ 9.25
16 - 29	625	5.1 years	24.88	235	22.61
30 - 32	1,015	4.4 years	31.76	2	30.66
33 - 34	1,935	3.3 years	33.88	488	33.89
35 - 36	174	3.3 years	36.15	131	35.85

	5,241	3.2 years	$25.44	1,886	$19.15

       At December 31, 2002, 5.6 million shares were available for grant as options or incentive grants under the 1998 Plan and 345,000 shares were available for grant as options under the Directors' Plan.

   Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the 1998 Plan and previously under the ENSCO Incentive Plan. A maximum of 1.1 million shares may be issued as incentive stock grants under the 1998 Plan. Shares of common stock subject to incentive grants generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the vesting period.

       An aggregate 2.8 million shares of common stock have been issued as incentive stock grants under the 1998 Plan and previous plans, of which 2.4 million were vested at December 31, 2002. Incentive stock grants issued during the three years in the period ended December 31, 2002, were as follows: 60,000 shares at a weighted average fair value of $26.82 per share in 2002, 40,000 shares at a weighted average fair value of $37.86 per share in 2001, and 10,000 shares at a weighted average fair value of $35.19 per share in 2000. At December 31, 2002, there were 915,000 shares of common stock available for incentive stock grants under the 1998 Plan. Incentive stock grants for 278,500 shares of common stock were outstanding at December 31, 2002, and vest as follows: 55,500 shares in years 2003 and 2004, 43,500 shares in 2005, 33,000 shares in 2006, 30,000 shares in 2007, 22,000 shares in 2008, 12,000 shares in 2009, 11,000 shares in 2010, 10,000 shares in 2011 and 6,000 shares in 2012.

    Savings Plan

       The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions of $3.6 million, $8.5 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $4.8 million, $4.2 million and $1.6 million in 2002, 2001 and 2000, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The Company's Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $205,000 in 2002, $200,000 in 2001 and $93,000 in 2000. A SERP liability of $4.4 million and $3.9 million is included in other liabilities at December 31, 2002 and 2001, respectively.

11.  INCOME TAXES

       The Company had income of $49.6 million, $193.8 million and $122.8 million from its operations before income taxes in the United States and income of $37.5 million, $98.1 million and $2.4 million from its operations before income taxes in foreign countries for the years ended December 31, 2002, 2001 and 2000, respectively.

       The components of the provision for income taxes for each of the three years in the period ended December 31, 2002 are as follows (in millions):

	2002	2001	2000

Current income tax expense (benefit):
Federal	$(6.0)	$32.5	$13.1
State	.7	1.0	--
Foreign	26.3	26.1	4.7

	21.0	59.6	17.8

Deferred income tax expense (benefit):
Federal	21.3	26.6	23.4
Foreign	(14.5)	(1.6)	(1.4)

	6.8	25.0	22.0

Total income tax expense	$27.8	$84.6	$39.8

Significant components of deferred income tax assets (liabilities) as of December 31, 2002 and 2001 are comprised of the following (in millions):
2002	2001

Deferred tax assets:
Net operating loss carryforwards	$.9	$.9
Foreign tax credit carryforwards	29.5	23.1
Alternative minimum tax credit carryforwards	2.6	4.4
Liabilities not deductible for tax purposes	4.4	3.0
Accrued benefits	1.9	2.3
Other	2.6	-	-

Total deferred tax assets	41.9	33.7

Deferred tax liabilities:
Property	(335.9)	(247.6)
Intercompany transfers of property	(21.6)	(23.7)
Maritime capital construction fund	(3.4)	(9.4)
Other	(4.4)	(6.7)

Total deferred tax liabilities	(365.3)	(287.4)

Net deferred tax liabilities	$(323.4)	$(253.7)

Net current deferred tax asset	$ 8.9	$ 5.4
Net noncurrent deferred tax liability	(332.3)	(259.1)

Net deferred tax liability	$(323.4)	$(253.7)

The consolidated effective income tax rate for each of the three years in the period ended December 31, 2002, differs from the United States statutory income tax rate as follows:

	2002	2001	2000

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(4.0)	(7.3)	(4.4)
Goodwill amortization	--	1.0	.9
Other	.9	.3	.3

Effective income tax rate	31.9%	29.0%	31.8%

       At December 31, 2002, the Company had net operating loss carryforwards of $2.4 million and foreign tax credit carryforwards of $29.5 million. If not utilized, the net operating loss carryforwards expire in 2007 and the foreign tax credit carryforwards expire from 2003 through 2007. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested. A significant portion of the Company's undistributed foreign earnings at December 31, 2002 was generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Upon distribution of foreign earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes. However, deferred taxes related to the future remittance of these funds are not expected to be significant.

12.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $5.6 million in 2002, $4.3 million in 2001 and $3.2 million in 2000. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $4.0 million in 2003; $3.1 million in 2004; $2.1 million in 2005; $1.7 million in 2006; $1.6 million in 2007 and $0.7 million thereafter.

    Anti-trust Lawsuit

       In September 2000, the Company and a number of other offshore drilling companies were named as a defendant in a purported class action, anti-trust lawsuit. The lawsuit alleged, among other things, that the Company and more than 15 other defendant companies, whose collective operations represent a majority of the U.S. offshore contract drilling industry, conspired to avoid competition for drilling labor by illegally fixing or suppressing the wages and benefits paid their drilling employees in violation of certain provisions of the Sherman and Clayton Acts. The plaintiffs alleged damages in excess of $5 billion, which could be trebled under anti-trust laws, as well as attorney's fees and costs. Although the Company denied the plaintiffs' claims, it has agreed to settle the case in order to avoid costly and time consuming litigation. In connection with the settlement and in consideration for the release of all claims regarding the Company's alleged actions, the Company paid the plaintiffs $625,000. The settlement was accrued in "Other, net" under Other Income (Expense) for the year ended December 31, 2001.

13.  SEGMENT INFORMATION

       The Company's operations are categorized into two operating segments which are differentiated based on the core services provided by the Company, (1) contract drilling services and (2) marine transportation services. At December 31, 2002, the Company's contract drilling segment operated a fleet of 56 offshore drilling rigs, including 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. At December 31, 2002, the Company's marine transportation segment owned and operated a fleet of 27 oilfield support vessels. Operating income for each segment includes an allocation of general and administrative expenses of the Company's corporate office. Assets and depreciation expense of the Company's corporate office are not allocated to the operating segments and are included in the "Other" column in the table below. Segment information for each of the three years in the period ended December 31, 2002 is as follows (in millions):

	INDUSTRY SEGMENT
	Contract	Marine
	Drilling	Transportation	Other	Total

2002
Revenues	$ 649.5	$ 48.6	$--	$ 698.1
Operating income (loss)	108.8	(.2)	(2.5)	106.1
Assets	2,888.5	84.9	88.1	3,061.5
Capital expenditures	208.1	8.7	10.1	226.9
Depreciation and amortization	114.5	6.8	2.5	123.8

2001
Revenues	$ 752.7	$ 64.7	$--	$ 817.4
Operating income (loss)	300.9	18.9	(2.5)	317.3
Assets	1,899.4	85.0	339.4	2,323.8
Capital expenditures	128.2	13.8	3.2	145.2
Depreciation and amortization	115.7	6.2	2.5	124.4

2000
Revenues	$ 496.1	$ 37.7	$--	$ 533.8
Operating income (loss)	130.0	3.2	(2.0)	131.2
Assets	1,897.6	76.6	133.8	2,108.0
Capital expenditures	230.2	22.4	3.5	256.1
Depreciation and amortization	92.1	4.6	2.0	98.7

       The Company's operations are concentrated in four geographic regions: North America, Europe/West Africa, Asia Pacific and South America/Caribbean. At December 31, 2002, the Company's North America operations consisted of 22 jackup rigs, five platform rigs, one semisubmersible rig and 27 oilfield support vessels, all located in the U.S. waters of the Gulf of Mexico. The Company's Europe/West Africa operations consist of eight jackup rigs, seven of which are currently deployed in various territorial waters of the North Sea and one is located offshore Nigeria. In Asia Pacific, the Company's operations currently consist of 12 jackup rigs and one barge rig deployed in various locations. In South America/Caribbean, the Company's operations consist of six barge rigs located in Lake Maracaibo, Venezuela and one jackup rig located offshore Trinidad and Tobago. The Company attributes revenues to the geographic location where such revenue is earned and assets to the geographic location of the drilling rig or marine vessel at December 31 of the applicable year. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if the ultimate location of operation is undetermined. Operating income of the contract drilling segment includes impairment charges of $59.9 million and $9.2 million for the years ended December 31, 2002 and 2001, respectively.

       Information by country for those countries that account for more than 10% of total revenues or 10% of the Company's long-lived assets is as follows (in millions):

	Revenues			Long-lived Assets
	2002	2001	2000	2002	2001	2000

United States	$303.8	$468.5	$352.3	$1,063.8	$ 778.0	$ 705.5
Netherlands	11.5	35.9	10.1	33.2	201.1	288.3
Venezuela	17.0	73.3	44.9	53.1	145.5	177.7
Denmark	98.6	69.3	11.1	206.5	212.6	65.0
United Kingdom	70.5	61.2	42.6	117.6	76.5	153.8
Other foreign countries	196.7	109.2	72.8	783.8	301.6	295.0

Total	$698.1	$817.4	$533.8	$2,258.0	$1,715.3	$1,685.3

       Revenues from one customer in 2002 were $90.8 million, or 13% of consolidated revenues and revenues from this customer did not exceed 10% of consolidated revenues in 2001 and 2000. Revenues from two customers exceeded 10% of consolidated revenue in both 2001 and 2000. Revenues from the first customer were $110.9 million, or 14% of consolidated revenue, in 2001 and $60.5 million, or 11% of consolidated revenue, in 2000. Revenues from the second customer were $100.5 million, or 12% of consolidated revenue, in 2001 and $96.6 million, or 18% of consolidated revenue, in 2000.

14.  SUPPLEMENTAL FINANCIAL INFORMATION

   Consolidated Balance Sheet Information

       Accounts receivable, net at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Trade	$160.5	$111.1
Other	6.2	9.3

	166.7	120.4
Allowance for doubtful accounts	(3.9)	(3.9)

	$162.8	$116.5

Prepaid expenses and other current assets at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Prepaid expenses	$10.9	$ 9.5
Inventory	8.8	5.1
Deferred tax asset	8.9	5.4
Deferred regulatory certification and compliance costs	7.9	9.7
Other	2.7	4.7

	$39.2	$34.4

Other assets, net at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Investment in joint venture	$37.0	$--
Long-term investments	--	23.0
Deferred finance costs	9.8	5.2
Prepaid taxes on intercompany transfers of property	5.8	6.5
Deferred regulatory certification and compliance costs	7.3	4.4
Other	5.9	4.3

	$65.8	$43.4

Accrued liabilities at December 31, 2002 and 2001 consists of the following (in millions):

	2002	2001

Operating expenses	$ 31.7	$20.9
Accrued capital additions	33.7	26.9
Taxes	54.4	46.8
Payroll	22.3	23.9
Accrued interest	5.8	4.7
Derivative financial instruments	8.6	--
Other	5.3	3.3

	$161.8	$126.5

Consolidated Statement of Income Information Maintenance and repairs expense for the years ended December 31, 2002, 2001 and 2000 is as follows (in millions):

	2002	2001	2000

Maintenance and repairs	$50.9	$44.7	$42.3

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the three years in the period ended December 31, 2002 is as follows (in millions):

	2002	2001	2000

Interest, net of amounts capitalized	$27.7	$30.3	$15.5
Income taxes	7.2	12.2	22.4

       Capitalized interest totaled $5.1 million in 2002, $2.2 million in 2001, and $16.7 million in 2000.

       In connection with the acquisition of Chiles on August 7, 2002, the Company recorded current assets of $29.8 million, property and equipment of $547.9 million, goodwill of $246.5 million, current liabilities of $38.7 million, long-term debt of $153.0 million, other long-term liabilities of $64.6 million, and common stock and additional paid-in capital of $461.8 million.

       In connection with the Company's acquisition of the 15% minority interest in ENSCO Drilling (Caribbean), Inc. ("Caribbean") on February 10, 2000, the Company reduced the value of Caribbean's property and equipment by $6.6 million, which represented the excess of the net assets acquired over the Company's acquisition cost.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2002 and 2001 are as follows (in millions):

	2002		2001
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.5	$167.0	$149.4	$154.1
7.20% Debentures	148.4	164.4	148.3	150.4
6.36% Bonds, including current maturities	164.7	178.7	177.4	177.3
5.63% Bonds, including current maturities	52.1	60.4	--	--
Interim construction loan, including current maturities	54.3	54.3	--	--

       The estimated fair values of the Notes, Debentures and Bonds were determined using quoted market prices. The estimated fair value of the Interim Construction Loan was determined using interest rates available to the Company at December 31, 2002 for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, short-term and long-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2002 and 2001. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 2002 and 2001 was insignificant.

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

15.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 2002 and 2001 is as follows (in millions, except per share amounts):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Year
2002

Revenues Contract drilling	$130.0	$146.1	$179.2	$194.2	$649.5
Marine transportation	12.3	11.1	12.6	12.6	48.6

142.3	157.2	191.8	206.8	698.1

Direct operating expenses
Contract drilling	78.8	74.1	93.5	102.5	348.9
Marine transportation	9.5	10.2	10.9	10.2	40.8

88.3	84.3	104.4	112.7	389.7

Operating margin	54.0	72.9	87.4	94.1	308.4
Depreciation and amortization	28.5	29.4	31.7	34.2	123.8
Impairment of assets	--	--	--	59.9	59.9
General and administrative	4.4	4.6	4.8	4.8	18.6

Operating income (loss)	21.1	38.9	50.9	(4.8)	106.1
Interest income	1.5	1.6	1.1	.9	5.1
Interest expense, net	(7.8)	(8.1)	(7.7)	(7.5)	(31.1)
Other income (expense)	8.2	--	(1.8)	.6	7.0

Income (loss) before income taxes	23.0	32.4	42.5	(10.8)	87.1
Provision (benefit) for income taxes	6.8	9.1	12.0	(.1)	27.8

Net income (loss)	$ 16.2	$ 23.3	$ 30.5	$(10.7)	$59.3

Earnings (loss) per share
Basic	$ .1	2	$ .1	7	$ .2	1	$(.0	7)	$ .4	2
Diluted	.1	2.1	7.2	1	(.0	7)	.4	2

		First		Second		Third		Fourth
		Quarter		Quarter		Quarter		Quarter		Year
2001

Revenues Contract drilling		$180.5		$197.8		$210.3		$164.1		$752.7
Marine transportation		14.8		17.7		17.2		15.0		64.7

		195.3		215.5		227.5		179.1		817.4

Direct operating expenses
Contract drilling		80.3		80.1		81.2		78.9		320.5
Marine transportation		9.3		9.6		9.7		9.8		38.4

		89.6		89.7		90.9		88.7		358.9

Operating margin		105.7		125.8		136.6		90.4		458.5
Depreciation and amortization		28.9		29.1		28.6		28.6		115.2
Impairment of assets		--		--		--		9.2		9.2
General and administrative		3.7		4.2		4.0		4.9		16.8

Operating income		73.1		92.5		104.0		47.7		317.3
Interest income		2.3		2.3		2.0		1.7		8.3
Interest expense, net		(8.3)		(8.5)		(8.2)		(7.8)		(32.8)
Other income (expense)		.2	-	-		(1.2)		.1		(.9)

Income before income taxes		67.3		86.3		96.6		41.7		291.9
Provision for income taxes		20.4		25.1		27.3		11.8		84.6

Net income		$ 46.9		$ 61.2		$ 69.3		$ 29.9		$207.3

Earnings per share
Basic	$ .3	4	$ .4	4	$ .5	1	$ .2	2	$ 1.5	1
Diluted	.3	4.4		4.5		1.2		2	1.5	0

16.  SUBSEQUENT EVENT

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet for $79.0 million in cash. The transaction, which is subject to various regulatory consents, is expected to close during the second quarter of 2003, at which time the Company will cease conducting marine transportation operations. Management believes this transaction will allow the Company to further focus on expansion of the size and capability of its offshore rig fleet.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure

       None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this item with respect to the Company's directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003 ("the Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2002 and is incorporated herein by reference.

       The information required by this item with respect to the Company's executive officers is set forth in "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K.

Item 11.  Executive Compensation

       The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters

       The following table sets forth, as of December 31, 2002, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,888,000	$25.96	5,932,025
Equity compensation plans not approved by security holders*	352,842	$18.20	--

Total	5,240,842	$25.44	5,932,025

*	In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options thereunder. At December 31, 2002, options to purchase 349,842 shares of the Company's common stock, at a weighted-average exercise price of $18.11 per share, were outstanding under this plan. No shares of the Company's common stock are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

Additional information required by this item is included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 14.  Controls and Procedures

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

       There were no significant changes in the Company's internal controls or in other controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial statements, financial statement schedules and exhibits filed as part of this report:

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - KPMG LLP
Report of Independent Accountants - PricewaterhouseCoopers LLP
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
2.1	-	Merger Agreement dated May 14, 2002, by and among ENSCO International Incorporated, Chore Acquisition, Inc. and Chiles Offshore Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 16, 2002, File No. 1-8097).
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
*3.2	-	Bylaws of the Company, as amended, effective November 12, 2002.
4.1	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
4.2	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.6	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 21, 1995, File No. 1-8097).
4.7	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
10.1	-	ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 23, 1996, Registration No. 333-10733).
10.3	-	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO International Incorporated Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	ENSCO International Incorporated Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.7	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.8	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.9	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.10	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.11	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.12	-	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.13	-	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.14	-	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.15	-	Credit Agreement among ENSCO International Incorporated, Den Norske Bank ASA, New York Branch as Administrative Agent, Citibank, N.A. as Syndication Agent, Wells Fargo Bank Texas, N.A. as Co-Syndication Agent, and HSBC Bank USA as Documentation Agent concerning a $250,000,000 Revolving Credit Loan, dated as of July 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8097).
10.16	-	Amended and Restated Employment Agreement, dated August 6, 2002, between Chiles Offshore Inc. and William E. Chiles (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8097).
*10.17	-	Amendment No. 1 to the ENSCO International Incorporated Supplemental Executive Retirement Plan (as amended and restated effective January 1, 1997), effective January 1, 2003.
*10.18	-	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan.
*10.19	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan.
*10.20	-	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended.
*10.21	-	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan.
16.1	-	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 8, 2002 (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on April 10, 2002, File No. 1-8097).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of KPMG LLP.
*23.2	-	Consent of PricewaterhouseCoopers LLP.
*99.1	-	Certification of the Chief Executive Officer of Registrant.
*99.2	-	Certification of the Chief Financial Officer of Registrant.

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

2.	Amendment to ENSCO Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

3.	ENSCO International Incorporated Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.5 hereto and incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

4.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.7 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

5.	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (filed as Exhibit 10.12 hereto and incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).

6.	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (filed as Exhibit 10.13 hereto and incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).

7.	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (filed as Exhibit 10.14 hereto and incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).

8.	Amended and Restated Employment Agreement, dated August 6, 2002, between Chiles Offshore Inc. and William E. Chiles (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8097).

9.	Amendment No. 1 to the ENSCO International Incorporated Supplemental Executive Retirement Plan (as amended and restated effective January 1, 1997), effective January 1, 2003 (filed herewith as Exhibit 10.17).

10.	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan (filed herewith as Exhibit 10.18).

11.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed herewith as Exhibit 10.19).

12.	Amendment to the ENSCO International Incorporated 1993 Incentive Plan as amended (filed herewith as Exhibit 10.20).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K
The Company filed reports on Form 8-K on (i) October 18, 2002, with respect to the contractual status of the Company's offshore rig fleet as of October 17, 2002, (ii) November 1, 2002, with respect to certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (iii) November 15, 2002, with respect to the contractual status of the Company's offshore rig fleet as of November 15, 2002, and (iv) December 16, 2002, with respect to the contractual status of the Company's offshore rig fleet as of December 13, 2002.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2003.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Senior Vice President and Chief Financial Officer	February 28, 2003

/s/ H. E. MALONE, JR. H. E. Malone	Vice President	February 28, 2003

/s/ DAVID A. ARMOUR David A. Armour	Controller	February 28, 2003

/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	February 28, 2003

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 28, 2003

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 28, 2003

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 28, 2003

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 28, 2003

/s/ JOEL V. STAFF Joel V. Staff	Director	February 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF REGISTRANT

I, Carl F. Thorne, certify that:

1.	I have reviewed this annual report on Form 10-K of ENSCO International Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 28, 2003 /s/ CARL F. THORNE Carl F. Thorne Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF REGISTRANT

I, C. Christopher Gaut, certify that:

1.	I have reviewed this annual report on Form 10-K of ENSCO International Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 28, 2003 /s/ C. CHRISTOPHER GAUT C. Christopher Gaut Chief Financial Officer