Form 10-Q
period 2003-03-31
ENSCO INTERNATIONAL INC
filed 2003-05-07
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

There were 149,444,426 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 5, 2003.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated:

We have reviewed the accompanying consolidated balance sheets of ENSCO International Incorporated (a Delaware corporation) as of March 31, 2003 and 2002, and the related consolidated statements of income and cash flows for the three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Dallas, Texas
April 14, 2003

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2003			2002

OPERATING REVENUES	$195.1			$130.0

OPERATING EXPENSES
Contract drilling	111.2			78.8
Depreciation and amortization	33.0		.	26.9
General and administrative	5.9			4.4

	150.1			110.1

OPERATING INCOME	45.0			19.9

OTHER INCOME (EXPENSE)
Interest income	0.7			1.5
Interest expense, net	(9.2)			(7.8)
Other, net	0.2			8.2

	(8.3)			1.9

INCOME BEFORE INCOME TAXES	36.7			21.8

PROVISION FOR INCOME TAXES
Current income tax expense	2.6			1.4
Deferred income tax expense	7.9			5.5

	10.5			6.9

INCOME FROM CONTINUING OPERATIONS	26.2			14.9

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3.3)			1.3

NET INCOME	$ 22.9			$ 16.2

EARNINGS PER SHARE - BASIC
Continuing operations	$ 0.1	7		$ 0.1	1
Discontinued operations	(0.0	2)		0.0	1

	$ 0.1	5		$ 0.1	2

EARNINGS PER SHARE - DILUTED
Continuing operations	$ 0.1	7		$ 0.1	1
Discontinued operations	(0.0	2)		0.0	1

	$ 0.1	5		$ 0.1	2

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.2			134.7
Diluted	149.9			135.4

CASH DIVIDENDS PER COMMON SHARE	$ .0	25		$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 158.9	$ 147.1
Short-term investments	37.1	38.4
Accounts receivable, net	174.9	162.8
Prepaid expenses and other	36.5	39.2
Assets of discontinued operations	6.2	--

Total current assets	413.6	387.5

PROPERTY AND EQUIPMENT, AT COST	3,015.7	3,090.0
Less accumulated depreciation	809.0	832.0

Property and equipment, net	2,206.7	2,258.0

GOODWILL	350.3	350.2

ASSETS OF DISCONTINUED OPERATIONS	68.1	--

OTHER ASSETS, NET	64.5	65.8

	$3,103.2	$3,061.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 20.5	$ 15.0
Accrued liabilities	170.0	161.8
Current maturities of long-term debt	21.5	21.5

Total current liabilities	212.0	198.3

LONG-TERM DEBT	544.7	547.5

DEFERRED INCOME TAXES	312.8	332.3

LIABILITIES OF DISCONTINUED OPERATIONS	27.2	--

OTHER LIABILITIES	16.3	16.4

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
173.0 million and 172.6 million shares issued	17.3	17.2
Additional paid-in capital	1,388.4	1,383.5
Retained earnings	854.4	835.3
Restricted stock (unearned compensation)	(5.3)	(5.8)
Accumulated other comprehensive loss	(12.4)	(12.1)
Treasury stock, at cost, 23.6 million shares	(252.2)	(251.1)

Total stockholders' equity	1,990.2	1,967.0

	$3,103.2	$3,061.5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$ 22.9	$ 16.2
Adjustments to reconcile net income to net cash provided
by operating activities:
(Income) loss from discontinued operations	3.3	(1.3)
Depreciation and amortization	33.0	26.9
Deferred income tax provision	7.9	5.5
Tax benefit from stock compensation	1.9	.9
Amortization of other assets	.8	1.1
Net gain on asset dispositions	(.5)	(6.2)
Other	.5	(1.5)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12.2)	8.2
Increase in prepaid expenses and other assets	(3.0)	(3.4)
Increase (decrease) in accounts payable	5.5	(3.4)
Increase (decrease) in accrued liabilities	10.9	(1.8)

Net cash provided by operating activities of continuing operations	71.0	41.2

INVESTING ACTIVITIES
Additions to property and equipment	(53.3)	(40.2)
Proceeds from disposition of assets	.6	23.7
Sale of investments	1.3	14.7

Net cash used by investing activities of continuing operations	(51.4)	(1.8)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(2.9)	--
Cash dividends paid	(3.7)	(3.4)
Proceeds from exercise of stock options	2.6	2.6
Other	(.6)	(.2)

Net cash used by financing activities of continuing operations	(4.6)	(1.0)

NET CASH (USED) PROVIDED BY DISCONTINUED OPERATIONS	(3.2)	1.6

INCREASE IN CASH AND CASH EQUIVALENTS	11.8	40.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147.1	278.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158.9	$318.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

       The financial data for the three month periods ended March 31, 2003 and 2002 included herein have been subjected to a limited review by KPMG LLP, the Company's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

       Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2003. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       On August 7, 2002, the Company acquired Chiles Offshore Inc. ("Chiles"), which was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquirer. The purchase price totaled approximately $568.0 million and upon acquisition the Company recorded $246.5 million of goodwill. The Company made minor adjustments to the preliminary purchase price in the first quarter of 2003, which resulted in an increase of goodwill to $246.6 million. The purchase price allocation is preliminary and further refinements may be made.

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet (see Note 5 "Discontinued Operations"). The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three month periods ended March 31, 2003 and 2002. The assets and liabilities of the discontinued operations are separately presented in the March 31, 2003 consolidated balance sheet. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment, as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment, contract drilling services.

Note 2 - Earnings Per Share

       For the three months ended March 31, 2003 and 2002, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002

Weighted average common shares-basic	149.2	134.7

Potentially dilutive common shares:
Restricted stock grants	.1	--
Stock options	.6	.7

Weighted average common shares-diluted	149.9	135.4

Options to purchase 3.2 million and 2.1 million shares of common stock in the first quarters of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense related to employee stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2003		2002

Net income as reported	$ 22.9		$ 16.2
Less stock-based employee compensation expense, net of tax	(2.1)		(1.6)

Pro forma net income	$20.8		$14.6

Basic earnings per share:
As Reported	$ .1	5	$ .1	2
Pro forma	.1	4.1		1

Diluted earnings per share:
As reported	$ .1	5	$ .1	2
Pro forma	.1	4.1		1

There were no options granted in the first quarter of 2003.

Note 3 - Derivative Financial Instruments

       At March 31, 2003, the Company has $70.0 million notional amount of outstanding treasury rate lock agreements that were obtained in connection with the acquisition of Chiles on August 7, 2002. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The remaining $5.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition have been deemed to be speculative in nature. It is the Company's intention to settle the $5.0 million notional amount of speculative treasury lock agreements prior to their maturity. The $9.5 million fair value of the treasury rate lock agreements at March 31, 2003 is included in accrued current liabilities and has declined $900,000 from December 31, 2002. The Company recognized a $100,000 loss during the first quarter in connection with the decline in fair value of the $5.0 million notional amount of treasury rate lock agreements deemed to be speculative. The $800,000 decrease in fair value associated with the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge has been included in other comprehensive loss, net of tax, for the quarter ended March 31, 2003.

       At March 31, 2003 the net unrealized losses on derivative instruments included in other comprehensive loss totaled $11.3 million and the Company estimates that $800,000 of the amount will be reclassified to earnings as interest expense during the next twelve months.

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

Note 4 - Comprehensive Income

The components of the Company's comprehensive income for the three month periods ended March 31, 2003 and 2002, are as follows (in millions):

	2003	2002

Net income	$22.9	$ 16.2
Other comprehensive income (loss):
Net change in fair value of derivatives	(.5)	.1
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.2	(.2)

Net other comprehensive loss	(.3)	(.1)

Total comprehensive income	$22.6	$ 16.1

The components of the accumulated other comprehensive loss section of stockholders' equity at March 31, 2003 and December 31, 2002, are as follows (in millions):

	March 31,	December 31,
	2003	2002

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	11.3	11.0

Total accumulated other comprehensive loss	$12.4	$12.1

Note 5 - Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The transaction was completed on April 1, 2003, at which time the Company ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended
	March 31,
	2003	2002

Revenues	$ 7.6	$12.3
Operating expenses	12.7	11.1
Operating income (loss)	(5.1)	1.2
Income (loss) from discontinued operations before income tax	(5.1)	1.2

Assets and liabilities associated with discontinued operations at March 31, 2003 are as follows (in millions):

March 31, 2003

Deferred regulatory certification and compliance costs	$ 4.2
Income tax benefit	1.9
Other	0.1

Total current assets	6.2
Property and Equipment	66.9
Deferred regulatory certification and compliance costs	1.2

Total assets of discontinued operations	$74.3

Deferred tax liability	$27.2

Total liabilities of discontinued operations	$27.2

Note 6 - Investment in Joint Ventures

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

       A summary of the unaudited financial statements of the EEL as of and for the period ended March 31, 2003, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet March 31, 2003 (In Millions) (Unaudited)

Assets

Charter revenue receivable	$ 4.6
Property and equipment, net of accumulated depreciation	126.9

$131.5

Liabilities and Stockholders' Equity

Interest payable	$ 8.8
Notes payable	129.8
Stockholders' equity
Common stock	--
Accumulated deficit	(7.1)

Total stockholders' equity	(7.1)

$131.5

ENSCO Enterprises Limited Condensed Statement of Operations Three Months Ended March 31, 2003 (In Millions) (Unaudited)

Charter revenue	$ 4.3
Depreciation expense	(1.0)
Interest expense	(2.4)

Net income	$0.9

       At March 31, 2003, the Company's net investment in EEL totaled $37.8 million and is included in other assets, net on the consolidated balance sheet. The approximate $5.0 million excess of the Company's investment carrying value over its equity in the underlying net assets of EEL is being amortized over the estimated 30-year useful life of the ENSCO 102. During the three months ended March 31, 2003, the Company recognized $800,000, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in operating expenses on the consolidated statement of income.

        In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a harsh environment jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in the ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will bareboat charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL.

       The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in unconsolidated entities, as defined in the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". While the Company has certain contingent obligations relative to its investments in the joint ventures, any unsatisfied obligations or net losses of the joint ventures would be incurred by the Company and KFELS essentially in proportion to their respective ownership interests in the joint ventures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

BUSINESS ENVIRONMENT

       ENSCO International Incorporated ("ENSCO" or the "Company") is one of the leading international providers of offshore drilling services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/Africa, Asia Pacific and South America/Caribbean.

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

       The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, and demand, and ultimately day rates, for offshore drilling rigs increased as many oil companies accelerated drilling programs in response to historically high natural gas prices. Jackup rigs mobilized to the Gulf of Mexico from international markets to take advantage of this strong demand. During 2001, natural gas prices decreased from record levels, and oil company Gulf of Mexico drilling budgets were sharply reduced over the course of the year and remained at moderate levels during 2002. Although some jackup rigs have now departed the Gulf of Mexico for international service, the supply of jackup rigs is still in excess of current demand. In the first quarter of 2003, demand for jackup rigs in the Gulf of Mexico declined modestly from 2002 levels with an accompanying decrease in day rates, although natural gas commodity prices have remained relatively firm. Utilization levels for jackup rigs in the Gulf of Mexico have recently improved but the Company does not expect any significant improvement in domestic day rates during the first half of 2003.

       Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Day rates for jackup rigs in Europe have stabilized to date in 2003 at the levels in effect at the end of 2002, but anticipated activity levels over the next several months are likely to lead to a softening of day rates into the second half of 2003.

       Recently, concerns related to global economic activity and the impact on oil demand growth have contributed to more modest increases in oil company spending. Uncertainty with regard to the Middle East and the political unrest in Venezuela and social unrest in Nigeria have also contributed to cautiousness by oil companies, and this may impact spending plans over the course of 2003. Although the outlook is uncertain, at this time the Company expects day rates and utilization for international jackup rigs, outside of Europe and Africa, to remain relatively stable throughout 2003.

RESULTS OF OPERATIONS

       On August 7, 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"), which has been accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquirer. Under the terms of the Merger Agreement, each Chiles shareholder received 0.6575 of a share of the Company's common stock and $5.25 in cash in exchange for each share of Chiles common stock held. Upon completion of the transaction, the Company issued approximately 13.3 million shares of its common stock and paid approximately $106.6 million in cash to the holders of Chiles common stock. The acquired Chiles operations consisted of a fleet of five ultra premium jackup rigs, including two rigs operating in the Gulf of Mexico, one rig operating offshore Australia, one rig operating offshore Trinidad and Tobago, and one rig under construction that subsequently entered service in the Gulf of Mexico. The acquisition of Chiles further strengthened the Company's position in the premium jackup market, which the Company believes currently represents one of the strongest segments of the offshore drilling market.

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three month periods ended March 31, 2003 and 2002. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million. The Company expects to recognize a pre-tax gain of approximately $5 million ($0.02 per diluted share after taxes) in the second quarter of 2003 related to the sale transaction.

       The Company's results for the first quarter of 2003 generally reflect the continuing weakened demand for drilling rigs in the Gulf of Mexico and the resulting reduced industry day rates and utilization. The weak domestic operating results are somewhat offset by the continued strength of the Company's international operations in Europe/Africa and Asia Pacific, where demand and day rates for the quarter ended March 31, 2003, have generally remained comparable to, or improved from, the prior year quarter.

The following analysis highlights the Company's consolidated operating results for the three month periods ended March 31, 2003 and 2002 (in millions):

	2003	2002

Operating Results
Revenues	$195.1	$130.0
Operating expenses
Contract drilling	111.2	78.8
Depreciation and amortization	33.0	26.9
General and administrative	5.9	4.4

Operating income	45.0	19.9
Other income (expense), net	(8.3)	1.9
Provision for income taxes	10.5	6.9

Income from continuing operations	26.2	14.9

Income (loss) from discontinued operations	(3.3)	1.3

Net income	$ 22.9	$ 16.2

       First quarter 2003 revenues increased by $65.1 million, or 50%, and contract drilling expenses increased by $32.4 million, or 41%, as compared to the prior year quarter. The increase in revenue is due primarily to the five rigs acquired from Chiles and the newly constructed ENSCO 102, which were added to the Company's rig fleet in the third quarter of 2002 and generated an aggregate $32.7 million of revenue during the current year quarter, an increase in utilization of the remaining 50 rigs in the Company's fleet to 75% in the current year quarter from 69% in the prior year quarter, and a 9% increase in average day rates. The increase in contract drilling expenses is primarily due to the six new rigs discussed above, which generated an aggregate $20.6 million of contract drilling expenses during the current year quarter, the increased utilization associated with the remaining 50 rigs in the Company's fleet, and increases in personnel and insurance costs.

The following is an analysis of certain operating information of the Company for the three month periods ended March 31, 2003 and 2002:

	2003	2002

Revenues
Jackup rigs:
North America	$ 47.0	$31.7
Europe/Africa	48.8	37.9
Asia Pacific	61.8	40.4
South America/Caribbean	7.3	--

Total jackup rigs	164.9	110.0
Semisubmersible rig - North America	16.4	11.0
Barge rig - Asia Pacific	4.7	--
Barge rigs - South America/Caribbean	3.4	4.3
Platform rigs - North America	5.7	4.7

Total	$195.1	$130.0

Contract Drilling Expense
Jackup rigs:
North America	$ 35.8	$29.6
Europe/Africa	25.0	16.7
Asia Pacific	33.8	18.0
South America/Caribbean	3.1	--

Total jackup rigs	97.7	64.3
Semisubmersible rig - North America	4.9	6.9
Barge rig - Asia Pacific	2.8	--
Barge rigs - South America/Caribbean	2.5	3.9
Platform rigs - North America	3.3	3.7

Total	$111.2	$78.8

Rig Utilization(1)
Jackup rigs:
North America	84%	86%
Europe/Africa	91%	69%
Asia Pacific	89%	82%
South America/Caribbean	100%	--

Total jackup rigs	87%	82%
Semisubmersible rig - North America	97%	69%
Barge rig - Asia Pacific	99%	--
Barge rigs - South America/Caribbean	17%	16%
Platform rigs - North America	51%	48%

Total	77%	69%

Average day rates(2)
Jackup rigs:
North America	$ 27,793	$ 21,481
Europe/Africa	71,724	76,961
Asia Pacific	63,154	58,335
South America/Caribbean	80,087	--

Total jackup rigs	47,833	41,522
Semisubmersible rig - North America	188,336	183,532
Barge rig - Asia Pacific	41,321	--
Barge rigs - South America/Caribbean	36,401	42,706
Platform rigs - North America	26,129	25,460

Total	$ 49,675	$ 43,712

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by aggregate contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump-sum revenue and contract days associated with certain mobilizations and demobilizations.

The following is an analysis of the Company's offshore drilling rigs at March 31, 2003 and 2002:
	Number of Rigs
	March 31,
	2003	2002
Jackup rigs:
North America(1)	22	19
Europe/Africa	8	8
Asia Pacific(1)(2)	12	10
South America/Caribbean(1)	1	--

Total jackup rigs	43	37
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific(3)	1	--
Barge rigs - South America/Caribbean(3)	6	7
Platform rigs	5	5

Total	56	50

(1)	The Company acquired five ultra premium jackup rigs on August 7, 2002, in connection with the Chiles merger, including two that were operating in the Gulf of Mexico, one operating offshore Australia, one operating offshore Trinidad and Tobago and a fifth rig that was under construction on the acquisition date but subsequently commenced operations in the Gulf of Mexico in December 2002.
(2)	The ENSCO 102, a newly constructed harsh environment jackup rig that is being operated by the Company and is owned by a joint venture in which the Company holds a 25% interest, commenced drilling operations during the third quarter of 2002.
(3)	In August 2002, the Company mobilized a barge rig from Venezuela to Singapore where it entered a shipyard for enhancement. The barge rig subsequently commenced operations under a long-term contract in Indonesia in December 2002.

    North America Jackup Rigs

       Revenues for the first quarter of 2003 for the North America jackup rigs increased by $15.3 million, or 48%, as compared to the prior year first quarter. The increase in revenues is due primarily to a 29% increase in average day rates as compared to the prior year quarter and $8.7 million of revenues generated by the addition of three rigs as a result of the Chiles acquisition. Contract drilling expenses increased by $6.2 million, or 21%, as compared to the prior year quarter due primarily to the contract drilling expenses associated with the three rigs acquired from Chiles, the ENSCO 74, ENSCO 75 and ENSCO 105.

    Europe/Africa Jackup Rigs

       The Company began operations in Africa in the third quarter of 2002 with the mobilization of the ENSCO 100 from the North Sea to offshore Nigeria. First quarter 2003 revenues for the Europe/Africa jackup rigs increased by $10.9 million, or 29%, as compared to the prior year quarter. The increase is due primarily to an increase in utilization to 91% in the current year quarter from 69% in the prior year quarter, partially offset by a 7% decrease in average day rates. Contract drilling expenses for the Europe/Africa jackup rigs increased by $8.3 million, or 50%, from the prior year quarter due primarily to increased utilization, the increased cost structure associated with the ENSCO 100 operating offshore Nigeria and increased personnel costs.

    Asia Pacific Jackup Rigs

       First quarter 2003 revenues for the Asia Pacific jackup rigs increased by $21.4 million, or 53%, and contract drilling expenses increased by $15.8 million, or 88%, as compared to the prior year quarter. The increases are due primarily to the addition of the ENSCO 102 and ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During the first quarter of 2003 these rigs generated an aggregate $16.6 million of revenue and $10.3 million of contract drilling expenses, including a net $3.6 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations. Excluding the impact of the ENSCO 102 and ENSCO 104 operations, revenues increased $4.8 million, or 12%, and contract drilling expenses increased $5.5 million, or 31%, from the prior year quarter. The $4.8 million increase in revenue is primarily attributable to utilization, which increased to 87% in the current year quarter from 82% in the prior year quarter. The $5.5 million increase in contract drilling expenses is primarily due to the increased utilization, increased costs associated with the ENSCO 51 and ENSCO 54, which incurred minimal contract drilling expenses while in the shipyard during the first quarter of 2002, and increased costs associated with the ENSCO 53, which operated under a higher cost structure offshore Australia in the first quarter of 2003 compared to operating offshore Thailand during the first quarter 2002.

    South America/Caribbean Jackup Rig

       The Company has one jackup rig, the ENSCO 76, acquired in connection with the Chiles acquisition, operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's operating results from the date of the Chiles acquisition on August 7, 2002. Revenue and contract drilling expense for the current year quarter are $7.3 million and $3.1 million, respectively.

    North America Semisubmersible Rig

       First quarter 2003 revenues from the ENSCO 7500 increased $5.4 million, or 49%, as compared to the prior year quarter. The increase is due primarily to an increase in utilization to 97% in the current year quarter from 69% in the first quarter of 2002. The rig experienced down time during the prior year quarter to undergo steel hull repairs. Contract drilling expenses related to the ENSCO 7500 decreased $2.0 million, or 29%, as compared to the prior year quarter due primarily to costs related to the aforementioned repairs incurred in the prior year quarter.

    Asia Pacific Barge Rig

       The ENSCO I, one of the Company's larger barge rigs, was mobilized from Venezuela in August 2002 to a shipyard in Singapore for modifications and enhancements to fulfill a long-term contract in Indonesia. Shipyard modifications were completed, and contract operations commenced, in late December 2002. Revenue and contract drilling expense for the current year quarter are $4.7 million and $2.8 million, respectively.

    South America/Caribbean Barge Rigs

       First quarter 2003 revenues for the South America/Caribbean barge rigs decreased by $900,000, or 21%, as compared to the prior year quarter as a result of a 15% decrease in average day rate of the ENSCO II. The decrease in average day rate is primarily due to operating under a reduced rate during the majority of the first quarter of 2003 as a result of the industry-wide strike in Venezuela compared to operating at full contract rate in the prior year quarter, and to a lesser extent, a devaluation of the Venezuelan bolivar. Contract drilling expenses decreased $1.4 million, or 36%, due primarily to reduced operating costs during the aforementioned strike in the first quarter of 2003 and the devaluation of the Venezuelan bolivar.

    Platform Rigs

       First quarter 2003 revenues for the platform rigs increased by $1.0 million, or 21%, as compared to the prior year quarter. The increase is due primarily to a 3% increase in average day rates, an increase in utilization to 51% in the current quarter from 48% in the prior year quarter, and an increase in the amount of revenue earned under minor standby rates. Contract drilling expenses decreased by $400,000, or 11%, as compared to the prior year quarter due primarily to decreases in mobilization costs and costs associated with reimbursable items.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2003 increased by $6.1 million, or 23%, as compared to the prior year quarter. The increase is primarily attributable to depreciation associated with the five rigs acquired from Chiles and depreciation on capital enhancement projects completed subsequent to the first quarter of 2002, partially offset by an approximate $900,000 reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

General and Administrative

       General and administrative expense for the first quarter of 2003 increased by $1.5 million, or 34%, as compared to the prior year quarter. The increase is primarily due to $1.1 million of one-time severance costs paid under an employment contract assumed in connection with the Chiles acquisition and an increase in personnel costs.

Other Income (Expense)

       Other income (expense) for the three months ended March 31, 2003 and 2002 was as follows (in millions):

	2003	2002

Interest income	$ 0.7	$ 1.5
Interest expense, net:
Interest expense	(9.6)	(8.7)
Capitalized interest	.4	.9

	(9.2)	(7.8)
Other, net	0.2	8.2

	$(8.3)	$ 1.9

       Interest income decreased $800,000 in the first quarter of 2003 as compared to the prior year quarter due primarily to lower average invested cash balances and a decrease in average interest rates. Interest expense increased $900,000 in the first quarter of 2003 compared to the prior year quarter due primarily to the additional debt assumed in the Chiles acquisition. Capitalized interest decreased $500,000 in the first quarter of 2003 as compared to the prior year quarter due to a decrease in the amount invested in construction and enhancement projects.

       In the first quarter of 2002, the Company settled an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. In connection with this settlement, the Company recognized a $5.8 million gain, which is included in Other, net for that fiscal quarter. Also included in Other, net for the three month periods ended March 31, 2003 and 2002 is the recognition of a foreign exchange gain on the devaluation of the Venezuelan bolivar of $400,000 and $1.7 million, respectively.

Provision for Income Taxes

       The provision for income taxes was $10.5 million, resulting in an effective rate of 28.6%, in the first quarter of 2003 compared to $6.9 million, resulting in an effective rate of 31.7%, in the prior year quarter. The $3.6 million increase in the income tax provision is attributable to the increased profitability of the Company. The decrease in the effective tax rate results from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and, to a lesser extent, to projected increases in certain tax credits and income not subject to tax.

Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003 at which time the Company ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 (in millions):

	Three Months Ended
	March 31,
	2003	2002

Revenues	$ 7.6	$12.3
Operating expenses	12.7	11.1

Operating income (loss)	(5.1)	1.2
Income tax benefit	1.8	.1

Income (loss) from discontinued operations	$(3.3)	$1.3

Revenues from discontinued operations for the first quarter of 2003 decreased by $4.7 million, or 38%, as compared to the prior year quarter. The decrease in revenues is due primarily to a 19% decrease in average day rates and a decrease in utilization to 55% in the current year quarter from 70% in the prior year quarter. Operating expenses increased by $1.6 million, or 14%, due primarily to increases in personnel costs, fuel costs, property insurance costs and depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures of continuing operations for the three months ended March 31, 2003 and 2002 are as follows (in millions):

	2003	2002

Cash flow from operations	$ 71.0	$ 41.2

Capital expenditures
New construction	$ 0.6	$ 1.5
Enhancements	39.5	29.4
Sustaining	13.2	9.3

	$ 53.3	$ 40.2

       Cash flow from operations increased by $29.8 million for the first quarter of 2003 as compared to the prior year quarter. The increase in cash flow from operations is primarily attributable to increased operating income.

       Management anticipates that capital expenditures for the full year 2003 will be approximately $265.0 million, including $200.0 million for rig enhancements, $50.0 million for sustaining operations and $15.0 million for new construction of the ENSCO 106 joint venture rig. The Company may also elect to exercise its options to acquire the remaining 75% interests in the ENSCO 102 and the ENSCO 106 or make capital expenditures to construct or acquire additional rigs in the remainder of 2003, depending on market conditions and opportunities.

Financing and Capital Resources

       In connection with the acquisition of Chiles, the Company assumed a floating rate term loan agreement (the "Interim Construction Loan"), which provides approximately $80.0 million of interim financing for the construction of the ENSCO 105 (formerly the Chiles Galileo). Amounts borrowed under the Interim Construction Loan will be repaid with proceeds from long-term bonds that the Company intends to issue in October 2003. The bonds will be repaid in equal semiannual payments of principal, and all borrowings under both the Interim Construction Loan and long-term bonds are guaranteed by the United States Maritime Administration ("MARAD"). The Interim Construction Loan is collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the Interim Construction Loan to MARAD. As of March 31, 2003, the Company had $54.3 million outstanding under the Interim Construction Loan. The Company intends to borrow an approximate net $22.0 million under the Interim Construction Loan prior to the issuance of the bonds in October 2003.

       In connection with the acquisition of Chiles, the Company assumed bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. As of March 31, 2003, the Company had $49.2 million outstanding under the bonds.

        On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds, which are guaranteed by MARAD, are being repaid in 30 equal semiannual installments of $6.3 million, which will end in December 2015. As of March 31, 2003, the Company had $164.7 million outstanding under the bonds.

        The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at March 31, 2003.

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

        Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that expires in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations is remitted to EEL in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Charter proceeds received by EEL are used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid is used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL are adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest is equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes. (See Note 6 to the Company's Consolidated Financial Statements for summary financial statements of EEL.)

        In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture Company, ENSCO Enterprises Limited II ("EEL II"), to construct a harsh environment jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in the ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will bareboat charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL.

        The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in unconsolidated entities, as defined in the Financial Accounting Standards Board's FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." While the Company has certain contingent obligations relative to its investments in the joint ventures, any unsatisfied obligations or net losses of the joint ventures would be incurred by the Company and KFELS essentially in proportion to their respective ownership interests in the joint ventures. The Company has utilized the KFELS joint venture arrangements to increase its presence in the premium jackup rig market, while limiting present exposure through minimal capital investment, and management believes the Company's purchase options provide the flexibility to expand its premium jackup rig fleet in a cost-efficient manner.

Liquidity

     The Company's liquidity position at March 31, 2003 and December 31, 2002 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2003	2002

Cash and short-term investments	$ 196.0	$ 185.5
Working capital	201.6	189.2
Current ratio	2.0	2.0

       At March 31, 2003, the Company had $158.9 million of cash and cash equivalents and $37.1 million of short-term investments, as well as $250.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including $265.0 million of anticipated capital expenditures during 2003, and any working capital requirements, from its cash and cash equivalents, short-term investments and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its Credit Agreement or other future financing arrangements.

       The Company historically has funded the majority of its liquidity from operating cash flow. While future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At March 31, 2003 the Company had no outstanding interest rate swap agreements.

       At March 31, 2003, the Company has $70.0 million notional amount of outstanding treasury rate lock agreements that were obtained in connection with the acquisition of Chiles on August 7, 2002. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The remaining $5.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition have been deemed to be speculative in nature. It is the Company's intention to settle the $5.0 million notional amount of speculative treasury lock agreements prior to their maturity. The $9.5 million fair value of the treasury rate lock agreements at March 31, 2003 is included in accrued current liabilities and has declined $900,000 from December 31, 2002. The Company recognized a $100,000 loss during the first quarter in connection with the decline in fair value of the $5.0 million notional amount of treasury rate lock agreements deemed to be speculative. The $800,000 decrease in fair value associated with the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge has been included in other comprehensive loss, net of tax, for the quarter ended March 31, 2003.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling. Whether recent levels of regional and worldwide oil and gas drilling expenditures will increase, decrease or remain unchanged is not determinable at this time.

       The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. U.S. natural gas prices increased significantly during 2000, and demand, and ultimately day rates, for offshore drilling rigs increased as many oil companies accelerated drilling programs in response to historically high natural gas prices. Jackup rigs mobilized to the Gulf of Mexico from international markets to take advantage of this strong demand. During 2001, natural gas prices decreased from record levels, and oil company Gulf of Mexico drilling budgets were sharply reduced over the course of the year and remained at moderate levels during 2002. Although some jackup rigs have now departed the Gulf of Mexico for international service, the supply of jackup rigs is still in excess of current demand. In the first quarter of 2003, demand for jackup rigs in the Gulf of Mexico declined modestly from 2002 levels with an accompanying decrease in day rates, although natural gas commodity prices have remained relatively firm. Utilization levels for jackup rigs in the Gulf of Mexico have recently improved but the Company does not expect any significant improvement in domestic day rates during the first half of 2003.

       Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Day rates for jackup rigs in Europe have stabilized to date in 2003 at the levels in effect at the end of 2002, but anticipated activity levels over the next several months are likely to lead to a softening of day rates into the second half of 2003.

       Currently, 19 of the Company's 22 jackup rigs in the North America region are working. The three idle rigs are undergoing shipyard modifications and upgrades and regulatory work. The ENSCO 82 and the ENSCO 98 entered a shipyard in early February 2003 and are scheduled to return to service in November and May 2003, respectively. The ENSCO 95 recently entered a shipyard for regulatory work and repairs and is expected to return to service in May 2003. The ENSCO 7500, the Company's deep water semisubmersible rig, is committed under contract until March 2004.

       All eight of the Company's jackup rigs in the Europe/Africa region are currently working.

       Currently, 10 of the Company's 12 jackup rigs in the Asia Pacific region are operating. Of the two idle rigs, the ENSCO 57 is in a shipyard for enhancements and regulatory work that is scheduled for completion in August 2003 and the ENSCO 53 recently completed a contract offshore Australia. The Company is currently marketing both the ENSCO 57 and ENSCO 53. The Company's barge rig in the Asia Pacific region is currently operating under contract until April 2004 in Indonesia.

       The Company's South America/Caribbean jackup rig, the ENSCO 76, is operating under a long-term contract offshore Trinidad and Tobago. Currently, five of the Company's six barge rigs located in Venezuela are without contract, with one barge rig, the ENSCO II, contracted through May 2004. Due to the deterioration in the political and economic environment in Venezuela, as evidenced by the recent industry-wide strike and mass terminations of Petroleos de Venezuela, S.A employees, the Company believes the timing of an expected recovery of drilling activity in Venezuela is uncertain and unlikely in the near term.

       Currently, two of the Company's five platform rigs are operating under short-term contracts through May 2003. The Company's platform rigs have experienced utilization in the 50% to 60% range since 1999 primarily as a result of reduced opportunities for deep well drilling contracts. The Company's platform rigs, which are rated for 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require increased use of the class of platform rigs owned and operated by the Company.

       The Company completed the sale all of its marine transportation vessels in April 2003 and ceased conducting marine transportation operations upon close of the transaction.

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry conditions and business environment, as well as statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, and (xiii) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

       The Company's significant accounting policies are included in Note 1 to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of assets and income taxes.

    Property and Equipment

       At March 31, 2003, the carrying value of the Company's property and equipment totaled $2,206.7 million, which represents 71% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

       The Company develops and applies property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of its assets and expense those costs incurred to repair or maintain the existing condition or useful lives of its assets. The development and application of such policies requires judgment and assumptions by management relative to the nature of, and benefits from, expenditures on Company assets. The Company establishes property and equipment accounting policies that are designed to depreciate or amortize its assets over their estimated useful lives. The assumptions and judgments used by management in determining the estimated useful lives of its property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of its assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives of the Company's rigs, would likely result in materially different carrying values of assets and results of operations.

    Impairment of Assets

       The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The Company tests its $350.3 million of goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the Company likely exceeds its fair value. Generally, extended periods of idle time and/or inability to contract assets at economical rates are an indication that an asset may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for assets to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual assets, groups of assets, such as a type of drilling rig, or assets in a certain geographic location. The Company's assets are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

       Asset impairment evaluations are, by nature, highly subjective. They involve expectations of future cash flows to be generated by the Company's assets, and are based on management's assumptions and judgments regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of the Company's drilling rigs. The estimates, assumptions and judgments used by management in the application of the Company's asset impairment policies reflect both historical experience and an assessment of current operational, industry, economic and political environments. The use of different estimates, assumptions, judgments and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At March 31, 2003, the Company has a $331.2 million net deferred income tax liability and $39.5 million of accrued liabilities for income taxes currently payable.

       The carrying values of deferred income tax assets and liabilities reflect the application of the Company's income tax accounting policies in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and are based on management's assumptions and estimates regarding future operating results and levels of taxable income, as well as management's judgments regarding the interpretation of the provisions of SFAS 109. The carrying values of liabilities for income taxes currently payable are based on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company was required to adopt SFAS 143 on January 1, 2003. The Company's adoption of SFAS 143 did not have a material impact on its consolidated financial position or results of operations.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002. (See Note 5 to the Company's Consolidated Financial Statements.)

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 amends, updates, clarifies and simplifies various accounting pronouncements and impacts the financial accounting and/or reporting for gains and losses from extinguishment of debt, extinguishments of debt made to satisfy sinking-fund requirements, intangible assets of motor carriers, and leases. Some provisions of SFAS 145 became effective in May 2002 and the remaining provisions were adopted by the Company, as required, on January 1, 2003. The Company's adoption of SFAS 145 did not have a material impact on its consolidated financial position or results of operations.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires liability recognition for a cost associated with an exit or disposal activity on the date the liability is incurred, rather than on the date of commitment to an exit plan, as provided under EITF 94-3. The Company adopted SFAS 146 effective January 1, 2003. The Company's adoption of SFAS 146 did not have a material impact on its consolidated financial position or results of operations.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires recognition, at the inception of a guarantee, of a liability for the fair value of an obligation undertaken in connection with issuing a guarantee. The disclosure requirements of FIN 45 were effective for the Company's December 31, 2002 financial statements and the remaining provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure provisions of SFAS 148 at March 31, 2003. (See Note 2 to the Company's Consolidated Financial Statements.)

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The Company's equity interests in, and related charter arrangements with, EEL and EEL II constitute variable interests in variable interest entities under FIN 46. The Company has adopted the provisions of FIN 46 and is not required to consolidate EEL or EEL II.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 4.   Controls and Procedures

       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

       There were no significant changes in the Company's internal controls or in other controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

15.1	Letter regarding unaudited interim financial information
99.1	Certification of the Chief Executive Officer of Registrant
99.2	Certification of the Principal Financial Officer of Registrant

(b) Reports on Form 8-K

The Company filed Reports on Form 8-K on (i) January 15, 2003, with respect to the contractual status of the Company's offshore rig fleet as of January 15, 2003, (ii) January 30, 2003, with respect to the announcement of the Company's fourth quarter and full year 2002 results, (iii) February 14, 2003, with respect to the contractual status of the Company's offshore rig fleet as of February 14, 2003, (iv) February 14, 2003, with respect to the resignation of C. Christopher Gaut, Senior Vice President and Chief Financial Officer, Member of the Office of the President and Chief Operating Officer, (v) February 20, 2003, with respect to the definitive agreement to sell all of the Company's oilfield support vessels to Tidewater, Inc., (vi) March 17, 2003, with respect to the contractual status of the Company's offshore rig fleet as of March 17, 2003, (vii) March 31, 2003, with respect to Hart-Scott-Rodino clearance to the previously announced sale of the Company's oilfield support vessels to Tidewater Inc., and (viii) March 31, 2003, with respect to announcement of first quarter 2003 earnings press release and conference call and updating first quarter 2003 earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: May 6, 2003	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Accounting & Tax & Information Systems

/s/ DAVID A. ARMOUR David A. Armour Controller

CERTIFICATIONS

I, Carl F. Thorne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ENSCO International Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003 /s/ CARL F. THORNE Carl F. Thorne Chief Executive Officer

I, H. E. Malone, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ENSCO International Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Dated: May 6, 2003 Principal Financial Officer /s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Accounting & Tax & Information Systems