Form 10-Q
period 2003-06-30
ENSCO INTERNATIONAL INC
filed 2003-08-12
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  X    No

There were 149,828,484 shares of Common Stock, $0.10 par value per share, of the registrant outstanding as of August 11, 2003.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated (a Delaware corporation), as of June 30, 2003 and 2002, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
July 17, 2003

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2003		2002

OPERATING REVENUES	$196.9		$146.1

OPERATING EXPENSES
Contract drilling	111.1		74.1
Depreciation and amortization	33.9		27.8
General and administrative	4.8		4.6

	149.8		106.5

OPERATING INCOME	47.1		39.6

OTHER INCOME (EXPENSE)
Interest income		.9	1.6
Interest expense, net	(9.1)		(8.1)
Other, net	(1.4)		-	-

	(9.6)		(6.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37.5		33.1

PROVISION FOR INCOME TAXES
Current income taxes	1.5		3.6
Deferred income taxes	9.1		7.0

	10.6		10.6

INCOME FROM CONTINUING OPERATIONS	26.9		22.5

DISCONTINUED OPERATIONS
Income from discontinued operations, net		.1		.8
Gain on disposal of discontinued operations, net	4.1			--

	4.2			.8

NET INCOME	$ 31.1		$ 23.3

EARNINGS PER SHARE - BASIC
Continuing operations	$ .1	8	$ .1	6
Discontinued operations	.0	3.0		1

	$ .2	1	$ .1	7

EARNINGS PER SHARE - DILUTED
Continuing operations	$ .1	8	$ .1	6
Discontinued operations	.0	3.0		1

	$ .2	1	$ .1	7

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.5		135.3
Diluted	150.1		136.2

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2003		2002

OPERATING REVENUES	$392.0		$276.1

OPERATING EXPENSES
Contract drilling	222.3		152.9
Depreciation and amortization	66.9		54.7
General and administrative	10.7		9.0

	299.9		216.6

OPERATING INCOME	92.1		59.5

OTHER INCOME (EXPENSE)
Interest income	1.6		3.1
Interest expense, net	(18.3)		(15.9)
Other, net	(1.2)		8.2

	(17.9)		(4.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74.2		54.9

PROVISION FOR INCOME TAXES
Current income taxes	4.1		5.0
Deferred income taxes	17.0		12.5

	21.1		17.5

INCOME FROM CONTINUING OPERATIONS	53.1		37.4

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	(3.2)		2.1
Gain on disposal of discontinued operations, net	4.1			--

		.9	2.1

NET INCOME	$ 54.0		$ 39.5

EARNINGS PER SHARE - BASIC
Continuing operations	$ .3	5	$ .2	7
Discontinued operations	.0	1.0		2

	$ .3	6	$ .2	9

EARNINGS PER SHARE - DILUTED
Continuing operations	$ .3	5	$ .2	7
Discontinued operations	.0	1.0		2

	$ .3	6	$ .2	9

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.4		135.0
Diluted	149.9		135.8

CASH DIVIDENDS PER SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

June 30,	December 31,
2003	2002
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 262.2	$ 147.1
Short-term investments	9.0	38.4
Accounts receivable, net	166.1	162.8
Prepaid expenses and other	36.6	39.2

Total current assets	473.9	387.5

PROPERTY AND EQUIPMENT, AT COST	3,060.7	3,090.0
Less accumulated depreciation	842.1	832.0

Property and equipment, net	2,218.6	2,258.0

GOODWILL	350.5	350.2

OTHER ASSETS, NET	66.6	65.8

$3,109.6	$3,061.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 10.3	$ 15.0
Accrued liabilities	179.2	161.8
Current maturities of long-term debt	21.5	21.5

Total current liabilities	211.0	198.3

LONG-TERM DEBT	536.1	547.5

DEFERRED INCOME TAXES	324.7	332.3

OTHER LIABILITIES	15.8	16.4

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized
and none issued	-	-	-	-
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
173.4 million and 172.6 million shares issued	17.3	17.2
Additional paid-in capital	1,395.5	1,383.5
Retained earnings	881.7	835.3
Restricted stock (unearned compensation)	(6.5)	(5.8)
Accumulated other comprehensive loss	(13.4)	(12.1)
Treasury stock, at cost, 23.6 million shares	(252.6)	(251.1)

Total stockholders' equity	2,022.0	1,967.0

$3,109.6	$3,061.5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

Six Months Ended
June 30,
2003	2002
OPERATING ACTIVITIES
Net income	$54.0	$39.5
Adjustments to reconcile net income to net cash
provided by operating activities:
(Income) loss from discontinued operations	3.2	(2.1)
Depreciation and amortization	66.9	54.7
Deferred income tax provision	17.0	12.5
Gain on sale of discontinued operations, net	(4.1)	-	-
Tax benefit from stock compensation	3.9	2.7
Amortization of other assets	2.7	4.0
Net gain on asset dispositions	(.2)	(6.1)
Other	1.9	(.7)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3.0)	(.1)
Increase in prepaid expenses and other assets	(4.9)	(7.0)
Decrease in accounts payable	(4.7)	(1.3)
Decrease in accrued liabilities	(6.9)	(15.4)

Net cash provided by operating activities of continuing operations	125.8	80.7

INVESTING ACTIVITIES
Additions to property and equipment	(100.6)	(91.4)
Net proceeds from sale of discontinued operations	78.8	-	-
Proceeds from disposition of assets	1.6	24.0
Sale of investments	29.4	14.9
Investment in joint venture	(2.6)	--

Net cash (used in) provided by investing activities of continuing operations	6.6	(52.5)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(11.5)	(6.3)
Cash dividends paid	(7.5)	(6.8)
Proceeds from exercise of stock options	5.9	16.0
Other	(.6)	(1.0)

Net cash (used in) provided by financing activities of continuing operations	(13.7)	1.9

NET CASH USED IN DISCONTINUED OPERATIONS	(3.6)	(2.1)

INCREASE IN CASH AND CASH EQUIVALENTS	115.1	28.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147.1	278.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$262.2	$306.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

        The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

       The financial data for the three-month and six-month periods ended June 30, 2003 and 2002 included herein have been subjected to a limited review by KPMG LLP, the Company's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2003. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       On August 7, 2002, the Company acquired Chiles Offshore Inc. ("Chiles"), which was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquirer. The preliminary purchase price totaled approximately $568.0 million and the Company initially recorded $246.5 million of goodwill in connection with the acquisition. The Company has made adjustments to the preliminary purchase price allocation resulting in net increases to goodwill of $200,000 and $300,000 during the three-month and six-month periods ending June 30, 2003, respectively. The purchase price allocation will be finalized in the third quarter of 2003.

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet (see Note 5 "Discontinued Operations"). The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million and resulted in a pre-tax gain of approximately $6.4 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment, as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment, contract drilling services.

       Certain reclassifications have been made to the 2002 unaudited consolidated financial statements to conform to the 2003 presentation.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2003 and 2002, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2003 and 2002 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Weighted average common shares - basic	149.5	135.3	149.4	135.0
Potentially dilutive common shares:
Restricted stock grants	--	.1	--	.1
Stock options	.6	.8	.5	.7

Weighted average common shares - diluted	150.1	136.2	149.9	135.8

Options to purchase 3.5 million shares and 2.4 million shares of common stock in the second quarters of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 300,000 shares and 2.3 million shares of common stock in the six-month periods ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2003		2002		2003		2002

Net income as reported	$31.1		$23.3		$54.0		$39.5
Less stock-based employee compensation expense, net of tax	(2.1)		(2.3)		(4.2)		(3.9)

Pro forma net income	$29.0		$21.0		$49.8		$35.6

Basic earnings per share:
As reported	$ .2	1	$ .1	7	$ .3	6	$ .2	9
Pro forma	.1	9.1		5.3		3.2		6

Diluted earnings per share:
As reported	$ .2	1	$ .1	7	$ .3	6	$ .2	9
Pro forma	.1	9.1		5.3		3.2		6

Note 3 - Derivative Financial Instruments

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Upon closing of the acquisition, the Company designated $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of United States Maritime Administration ("MARAD") guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature and subsequently settled $10.0 million notional amount in the fourth quarter of 2002 and the final $5.0 million notional amount in the second quarter of 2003. The Company recognized losses of $200,000 and $300,000 for the three-month and six-month periods ended June 30, 2003, respectively, in connection with the decline in fair value of the $5.0 million notional amount of treasury rate lock agreements deemed to be speculative. The decrease in fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge during the three-month and six-month periods ended June 30, 2003 has been included in other comprehensive loss, net of tax. The fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge totaled $11.3 million at June 30, 2003, and is included in accrued current liabilities.

       At June 30, 2003 the net unrealized losses on derivative instruments included in other comprehensive loss totaled $12.3 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses reclassified to interest expense	$.9
Unrealized gains reclassified to operating expenses	(.4)

Net unrealized loss reclassified to earnings	$.5

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

Note 4 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$31.1	$23.3	$54.0	$39.5
Other comprehensive income (loss):
Net change in fair value of derivatives	(1.2)	.7	(1.7)		.8
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.2	.2	.4	-	-

Net other comprehensive income (loss)	(1.0)	.9	(1.3)		.8

Total comprehensive income	$30.1	$24.2	$ 52.7	$ 40.3

The components of the accumulated other comprehensive loss section of stockholders' equity at June 30, 2003 and December 31, 2002, are as follows (in millions):

	June 30,	December 31,
	2003	2002

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	12.3	11.0

Total accumulated other comprehensive loss	$13.4	$12.1

Note 5 - Discontinued Operations

        On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The transaction was completed on April 1, 2003 for approximately $79.0 million, which resulted in a pre-tax gain of approximately $6.4 million. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2003 and 2002 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Revenues	$--	$11.1	$ 7.6	$23.4
Operating expenses	(.2)	11.7	12.5	22.9

Operating income (loss) before income taxes	.2	(.6)	(4.9)	.5

Income tax (expense) benefit	(.1)	1.4	1.7	1.6
Gain on sale of discontinued operations, net	4.1	--	4.1	--

Income from discontinued operations	$4.2	$.8	$.9	$ 2.1

Note 6 - Investment in Joint Ventures

       During the fourth quarter of 2000, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named the ENSCO 102. During the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter the ENSCO 102. Upon completion of rig construction in May 2002, the Company and KFELS transferred their respective interests in the ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company has an option to purchase the ENSCO 102 from EEL, at a formula derived price, which expires in May 2004 and either party may terminate the joint venture agreement if the purchase option is not exercised. The Company and KFELS had initial ownership interests in EEL of 25% and 75%, respectively.

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

       A summary of the unaudited financial statements of the EEL as of and for the period ended June 30, 2003, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet June 30, 2003 (In Millions) (Unaudited)

Assets

Charter revenue receivable	$ 5.6
Property and equipment, net of accumulated depreciation	125.9

$131.5

Liabilities and Stockholders' Equity

Interest payable	$ 8.3
Notes payable	129.8
Stockholders' equity
Common stock	--
Accumulated deficit	(6.6)

Total stockholders' equity	(6.6)

$131.5

ENSCO Enterprises Limited Condensed Statement of Operations Three and Six Months Ended June 30, 2003 (In Millions) (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Charter revenue	$ 4.0	$ 8.3
Depreciation expense	(1.0)	(2.0)
Interest expense	(2.5)	(4.9)

Net income	.5	1.4

       At June 30, 2003, the Company's net investment in EEL totaled $38.2 million and is included in other assets, net on the consolidated balance sheet. The approximate $5.0 million excess of the Company's investment carrying value over its equity in the underlying net assets of EEL is being amortized over the estimated 30-year useful life of the ENSCO 102. During the three months and six months ended June 30, 2003, the Company recognized $700,000 and $1.5 million, respectively, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in operating expenses on the consolidated statement of income.

       In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. At June 30, 2003, the Company's net investment in EEL II totaled $2.6 million and is included in other assets, net on the consolidated balance sheet. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in the ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised.

       The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II.

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

       The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. During 2002, oil company Gulf of Mexico drilling budgets remained at moderate levels after a sharp reduction during 2001. During the first quarter of 2003, demand for jackup rigs in the Gulf of Mexico declined modestly from 2002 but improved somewhat during the second quarter of 2003, with an accompanying modest improvement in day rates. The supply of jackup rigs in the Gulf of Mexico has declined during 2003 as rigs have mobilized to international markets in response to contract opportunities. Assuming these trends in the Gulf of Mexico rig demand and supply continue, the Company expects some modest improvement in rates in the second half of the year.

       Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Demand and day rates for international jackup rigs strengthened during much of 2002, particularly in Asia Pacific. However, Europe jackup rig day rates decreased modestly in the second half of 2002 before stabilizing during the first half of 2003. Recently, day rates for jackup rigs in Europe have begun to decline again due to limited term contract opportunities, and the Company anticipates that decreases in activity over the next several months are expected to lead to a moderate softening of day rates in Europe during the remainder of 2003.

       Recently, concerns related to global economic activity and the impact on oil demand growth have contributed to more modest increases in oil company spending. Uncertainty with regard to the Middle East and the political unrest in Venezuela have also contributed to cautiousness by oil companies, and this may impact spending plans over the remainder of 2003. Although the outlook is uncertain, at this time the Company expects day rates and utilization for international jackup rigs, outside of Europe and Africa, to remain relatively stable for the remainder of 2003.

       Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled "Outlook and Forward-Looking Statements".

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

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million for the quarter ended June 30, 2003 related to the sale transaction.

       The following analysis highlights the Company's consolidated operating results for the three-month and six-month periods ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Operating Results
Revenues	$196.9	$146.1	$392.0	$276.1
Operating expenses
Contract drilling	111.1	74.1	222.3	152.9
Depreciation and amortization	33.9	27.8	66.9	54.7
General and administrative	4.8	4.6	10.7	9.0

Operating income	47.1	39.6	92.1	59.5
Other income (expense), net	(9.6)	(6.5)	(17.9)	(4.6)
Provision for income taxes	(10.6)	(10.6)	(21.1)	(17.5)

Income from continuing operations	26.9	22.5	53.1	37.4

Income (loss) from discontinued operations	4.2	.8	.9	2.1

Net income	$31.1	$23.3	$54.0	$39.5

       Second quarter 2003 revenues compared to second quarter 2002 revenues increased by $50.8 million, or 35%. The increase is primarily attributable to the five rigs acquired from Chiles in the third quarter of 2002 and the newly constructed ENSCO 102, which collectively generated $33.4 million in revenues during the current year quarter, the commencement of the ENSCO I long-term contract in late December 2002 in Indonesia, and the commencement of operations of the ENSCO 51 and ENSCO 54 in December 2002 and July 2002, respectively, all of which were in a shipyard undergoing repair and enhancements during the comparable prior year quarter. Contract drilling expenses increased by $37.0 million, or 50%, from the prior year quarter due primarily to the addition of the six rigs and the resumption of operations of the three rigs discussed above, which generated an aggregate of $29.8 million of contract drilling expenses in the current year quarter, as well as increases in personnel and insurance costs.

       For the six months ended June 30, 2003, revenues increased $115.9 million, or 42%, from the prior year period. The increase is primarily attributable to the five rigs acquired from Chiles and the newly constructed ENSCO 102, which collectively generated $66.1 million in revenues in the current year period, the resumption of operations of the ENSCO I, ENSCO 51 and ENSCO 54, which collectively generated $30.6 million in revenues in the current year period, and the commencement of the ENSCO 100 contract in Nigeria in September 2002 at a higher day rate than previously earned. Contract drilling expenses increased by $69.4 million, or 45%, as compared to the prior year period, due to the addition of the six rigs and the resumption of operations of the three rigs discussed above and increases in personnel and insurance costs. The following is an analysis of certain operating information for the Company for the three-month and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues
Jackup rigs:
North America	$ 50.9	$ 37.4	$ 97.9	$ 69.1
Europe/Africa	49.3	45.7	98.1	83.6
Asia Pacific	58.0	37.6	119.8	78.0
South America/Caribbean	8.3	--	15.6	--

Total jackup rigs	166.5	120.7	331.4	230.7
Semisubmersible rig - North America	17.2	16.1	33.6	27.1
Barge rig - Asia Pacific	4.7	--	9.4	--
Barge rigs - South America/Caribbean	3.9	4.4	7.3	8.7
Platform rigs - North America	4.6	4.9	10.3	9.6

Total	196.9	146.1	392.0	276.1

Contract Drilling Expense
Jackup rigs:
North America	$ 37.9	$ 29.6	$ 73.7	$ 59.2
Europe/Africa	24.1	18.8	49.1	35.5
Asia Pacific	32.0	14.2	65.8	32.2
South America/Caribbean	3.3	--	6.4	--

Total jackup rigs	97.3	62.6	195.0	126.9
Semisubmersible rig - North America	4.6	4.5	9.5	11.4
Barge rig - Asia Pacific	3.0	--	5.7	--
Barge rigs - South America/Caribbean	2.8	3.7	5.3	7.6
Platform rigs - North America	3.4	3.3	6.8	7.0

Total	111.1	74.1	222.3	152.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Rig Utilization(1)
Rig utilization:
Jackup rigs:
North America	89%	95%	86%	90%
Europe/Africa	95%	78%	93%	74%
Asia Pacific	82%	72%	86%	77%
South America/Caribbean	98%	--	99%	--

Total jackup rigs	88%	85%	88%	83%
Semisubmersible rig - North America	100%	97%	98%	83%
Barge rig - Asia Pacific	96%	--	97%	--
Barge rigs - South America/Caribbean	17%	16%	17%	16%
Platform rigs - North America	40%	60%	45%	54%

Total	77%	73%	77%	71%

Average day rates:(2)
Jackup rigs:
North America	$ 27,798	$ 22,864	$ 27,796	$ 22,216
Europe/Africa	69,786	79,406	70,728	78,284
Asia Pacific	62,791	56,802	62,975	57,581
South America/Caribbean	86,104	--	83,079	--

Total jackup rigs	46,911	42,061	47,363	41,804
Semisubmersible rig - North America	188,346	182,305	188,341	182,812
Barge rig - Asia Pacific	40,239	--	40,761	--
Barge rigs - South America/Caribbean	41,368	39,792	38,898	41,174
Platform rigs - North America	26,408	24,608	26,271	25,007

Total	$ 48,980	$ 44,844	$ 49,321	$ 44,307

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations and demobilizations.

The following is an analysis of the Company's offshore drilling rigs at June 30, 2003 and 2002:

	2003	2002
Jackup rigs:
North America(1)	22	19
Europe/Africa	8	8
Asia Pacific(1)	12	11
South America/Caribbean(1)	1	--

Total jackup rigs	43	38

Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific(2)	1	--
Barge rigs - South America/Caribbean(2)	6	7
Platform rigs - North America	5	5

Total	56	51

(1)	The Company acquired five ultra premium jackup rigs on August 7, 2002, in connection with the Chiles merger, including two that were operating in the Gulf of Mexico, one operating offshore Australia, one operating offshore Trinidad and Tobago and a fifth rig that was under construction on the acquisition date but subsequently commenced operations in the Gulf of Mexico in December 2002.
(2)	In August 2002, the Company mobilized a barge rig from Venezuela to Singapore where it entered a shipyard for enhancement. The barge rig subsequently commenced operations under a long-term contract in Indonesia in December 2002.

    North America Jackup Rigs

       Second quarter 2003 revenues for the North America jackup rigs increased by $13.5 million, or 36%, and contract drilling expenses increased by $8.3 million, or 28%, as compared to the prior year quarter. The increases are due primarily to the addition of three rigs to the North America jackup rig fleet in the third quarter of 2002 as a result of the Chiles acquisition. During the second quarter of 2003 these three rigs generated an aggregate $8.3 million of revenue and $7.3 million of contract drilling expenses. Excluding the impact of the three additional rigs, revenues increased $5.2 million, or 14%, and contract drilling expenses increased $1.0 million, or 3%, from the prior year quarter. The $5.2 million increase in revenue is primarily attributable to a 20% increase in average day rates compared to the prior year quarter, partially offset by a decrease in utilization, to 87% in the current year quarter from 95% in the prior year quarter. The $1.0 million increase in contract drilling expenses is due primarily to increased insurance costs.

       For the six months ended June 30, 2003, revenues for the North America jackup rigs increased by $28.8 million, or 42%, and contract drilling expenses increased by $14.5 million, or 24%, as compared to the prior year period. The increases are due primarily to the addition of three rigs to the North America jackup rig fleet in the third quarter of 2002 as a result of the Chiles acquisition. During the six months ended June 30, 2003 these three rigs generated an aggregate $17.0 million of revenue and $14.5 million of contract drilling expenses. Excluding the impact of the three additional rigs, revenues increased $11.8 million, or 17%, and contract drilling expenses were unchanged from the prior year period. The $11.8 million increase in revenue is primarily attributable to a 21% increase in average day rates compared to the prior year period, partially offset by a decrease in utilization, to 85% in the current year period from 90% in the prior year period. Contract drilling expenses were unchanged, as an increase in insurance costs was offset by the impact of decreased utilization.

    Europe/Africa Jackup Rigs

       Second quarter 2003 revenues for the Europe/Africa jackup rigs increased $3.6 million, or 8%, from the prior year quarter. The increase is primarily due to an increase in utilization to 95% in the current year quarter from 78% in the prior year quarter, partially offset by a 12% decrease in average day rates. In August 2002, the Company mobilized the ENSCO 100 jackup rig from the North Sea to Nigeria where it commenced drilling operations in September 2002. Contract drilling expenses increased by $5.3 million, or 28%, from the prior year quarter due primarily to increased utilization, the increased cost structure associated with the ENSCO 100, which operated offshore Nigeria during the second quarter of 2003 compared to operating in the North Sea during the second quarter of 2002, and increased personnel and insurance costs on the remaining rigs in the fleet.

       For the six months ended June 30, 2003, revenues for the Europe/Africa jackup rigs increased by $14.5 million, or 17%, from the prior year period. The increase in revenues is primarily attributable to an increase in utilization to 93% in the current year period from 74% in the prior year period, partially offset by a 10% decrease in average day rates. Contract drilling expenses increased by increased $13.6 million, or 38%, from the prior year period due primarily to increased utilization, the increased cost structure associated with the ENSCO 100, which operated offshore Nigeria during the first six months of 2003 compared to operating in the North Sea during the prior year period, and increased personnel and insurance costs on the remaining rigs in the fleet.

    Asia Pacific Jackup Rigs

       Second quarter 2003 revenues for the Asia Pacific jackup rigs increased by $20.4 million, or 54%, and contract drilling expenses increased by $17.8 million, or 125%, as compared to the prior year quarter. The increases are due primarily to the addition of the ENSCO 102 and the ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During the second quarter of 2003 these rigs generated an aggregate $16.7 million of revenue and $11.4 million of contract drilling expenses, including a net $3.4 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations. Excluding the impact of the ENSCO 102 and the ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased $3.6 million, or 9%, and contract drilling expenses increased $6.3 million, or 44%, from the prior year quarter. The $3.6 million increase in revenue is primarily attributable to utilization, which increased to 79% in the current year quarter from 72% in the prior year quarter. The $6.3 million increase in contract drilling expenses is primarily due to increased costs associated with the ENSCO 51 and the ENSCO 54, which were fully utilized during the second quarter of 2003 but incurred minimal contract drilling expenses while in the shipyard during the second quarter of 2002, and to a lesser extent, increased personnel, repair and insurance costs on the remaining rigs in the fleet.

       For the six months ended June 30, 2003, revenues for the Asia Pacific jackup rigs increased by $41.8 million, or 54%, and contract drilling expenses increased by $33.6 million, or 104%, as compared to the prior year period. The increases are due primarily to the addition of the ENSCO 102 and the ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During the six months ended June 30, 2003, these rigs generated an aggregate $33.4 million of revenue and $21.8 million of contract drilling expenses, including a net $7.0 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations. Excluding the impact of the ENSCO 102 and the ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased $8.4 million, or 11%, and contract drilling expenses increased $11.8 million, or 37%, from the prior year period. The $8.4 million increase in revenue is primarily attributable to utilization, which increased to 83% in the current year period from 77% in the prior year period. The $11.8 million increase in contract drilling expenses is primarily due to increased costs associated with the ENSCO 51 and the ENSCO 54, which were fully utilized during the current year period but incurred minimal contract drilling expenses while in the shipyard during the prior year period, and to a lesser extent, increased personnel, repair and insurance costs on the remaining rigs in the fleet.

    South America/Caribbean Jackup Rig

       The Company has one jackup rig acquired in connection with the Chiles acquisition, the ENSCO 76, operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's operating results from the date of the Chiles acquisition on August 7, 2002. Revenues and contract drilling expenses for the second quarter 2003 were $8.3 million and $3.3 million, respectively. Revenues and contract drilling expenses for the six months ended June 30, 2003 were $15.6 million and $6.4 million, respectively.

    North America Semisubmersible Rig

       Second quarter 2003 revenues for the ENSCO 7500 increased by $1.1 million, or 7%, as compared to the prior year quarter. The increase in revenue is due to an increase in utilization to 100% in the current year quarter from 97% in the prior year quarter and a 3% increase in the average day rate from the prior year quarter. Second quarter 2003 contract drilling expenses increased $100,000, or 2%, as compared to the prior year quarter due primarily to increased insurance costs.

       For the six months ended June 30, 2003, revenues for the ENSCO 7500 increased by $6.5 million, or 24%, from the prior year period. The increase in revenue is due primarily to an increase in utilization to 98% in the current year period from 83% in the prior year period, and to a lesser extent, a 3% increase in the average day rate from the prior year period. The rig experienced down time in the prior year period to undergo hull repairs. Contract drilling expenses decreased $1.9 million, or 17%, from the prior year period due primarily to costs related to the aforementioned repairs incurred in the prior year period.

    Asia Pacific Barge Rig

       The ENSCO I, one of the Company's larger barge rigs, was mobilized from Venezuela in August 2002 to a shipyard in Singapore for modifications and enhancements to fulfill a long-term contract in Indonesia. Shipyard modifications were completed and contract operations commenced in late December 2002. Revenues and contract drilling expenses for the second quarter of 2003 were $4.7 million and $3.0 million, respectively. Revenues and contract drilling expenses for the six months ended June 30, 2003 were $9.4 million and $5.7 million, respectively.

    South America/Caribbean Barge Rigs

       During the second quarter of 2003, one of the Company's six barge rigs was operating under a long-term contract. Second quarter 2003 revenues for the South America/Caribbean barge rigs decreased by $500,000, or 11%, and contract drilling expenses decreased $900,000, or 24%, as compared to the prior year quarter. The decreases are due primarily to the ENSCO XII, which completed a contract and demobilized from Trinidad to Venezuela in the prior year quarter.

       For the six months ended June 30, 2003, revenues for the South America/Caribbean barge rigs decreased by $1.4 million, or 16%, and contract drilling expenses decreased $2.3 million, or 30%, as compared to the prior year period. The decrease in revenues is due primarily to the ENSCO XII, which completed a contract and demobilized from Trinidad to Venezuela in the prior year period but was idle during the current year period, and the ENSCO II, which experienced an 8% decrease in average day rate as a result of devaluation of the Venezuelan currency in the current year. The decrease in contract drilling expenses is due primarily to the aforementioned contract and demobilization of the ENSCO XII in the prior year period and the devaluation of the Venezuelan currency during the current year.

    Platform Rigs

       Second quarter 2003 revenues for the platform rigs decreased by $300,000, or 6%, as compared to the prior year quarter. The decrease in revenues is due primarily to the ENSCO 26, which was idle during the current year quarter but earned a minor standby rate during the majority of the prior year quarter. Contract drilling expenses increased $100,000, or 3%, from the prior year quarter primarily due to minor increases in personnel, repair and insurance costs.

       For the six months ended June 30, 2003, revenues for platform rigs increased by $700,000, or 7%, as compared to the prior year period. The increase in revenue is due primarily to a 5% increase in the average day rates from the prior year period. Contract drilling expenses decreased $200,000, or 3%, from the prior year period due primarily to a decrease in utilization.

Depreciation and Amortization

       Depreciation and amortization expense for the second quarter of 2003 increased by $6.1 million, or 22%, as compared to the prior year quarter. The increase is primarily due to the depreciation associated with the five rigs acquired from Chiles in August 2002 and depreciation on capital enhancement projects that were completed subsequent to the second quarter of 2002, partially offset by an approximate $900,000 reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

       Depreciation and amortization expense for the six months ended June 30, 2003 increased by $12.2 million, or 22%, as compared to the prior year period. The increase is primarily due to the depreciation associated with the five rigs acquired from Chiles in August 2002 and depreciation on capital enhancement projects that were completed subsequent to the second quarter of 2002, partially offset by an approximate $1.8 million reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

General and Administrative

       General and administrative expense for the second quarter of 2003 increased by $200,000, or 4%, as compared to the prior year quarter. The increase is primarily attributable to increases in personnel costs.

       General and administrative expense for the six months ended June 30, 2003 increased by $1.7 million, or 19%, as compared to the prior year period. The increase is primarily attributable to the payment in the first quarter of 2003 of one-time severance costs of $1.1 million under an employment contract assumed in connection with the Chiles acquisition and an increase in personnel costs.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 2003 and 2002 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest income	$.9	$ 1.6	$ 1.6	$ 3.1
Interest expense, net:
Interest expense	(9.5)	(8.6)	(19.1)	(17.3)
Capitalized interest	.4	.5	.8	1.4

	(9.1)	(8.1)	(18.3)	(15.9)
Other, net	(1.4)	--	(1.2)	8.2

	$(9.6)	$(6.5)	$(17.9)	$ (4.6)

       Interest income for the second quarter and six months ended June 30, 2003 decreased as compared to the prior year periods due to lower average cash balances invested and a decrease in the average interest rates. Interest expense for the second quarter and six months ended June 30, 2003 increased as compared to prior year periods due primarily to the additional debt assumed in the Chiles acquisition. Capitalized interest for the second quarter and six months ended June 30, 2003 decreased compared to prior year periods due to a decrease in the amount invested in new construction as a result of the completed construction of the ENSCO 102 in the third quarter of 2002.

       Other, net for the second quarter of 2003 consists primarily of $1.2 million in foreign currency translation losses and a loss of $200,000 related to the decline in fair value of the $5.0 million notional amount of speculative treasury rate lock agreements. Other, net for the six months ended June 30, 2003 consists primarily of $1.1 million in foreign currency translation losses and a loss of $300,000 related to the decline in fair value of the $5.0 million notional amount of speculative treasury lock agreements. In the first quarter of 2002, the Company recognized a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. Other, net for the six-month period ended June 30, 2002 consists primarily of the $5.8 million insurance gain and net foreign currency translation gains.

Provision for Income Taxes

       The provision for income taxes for the second quarter of 2003 remained consistent and increased $3.6 million for the six months ended June 30, 2003, as compared to the respective prior year period. The increase in income taxes is primarily attributable to the increased profitability of the Company, offset by a decrease in the effective tax rates for the three-month and six-month periods ended June 30, 2003, which decreased to 28.3% and 28.4%, respectively, from 32.0% and 31.9%, respectively, for the comparable three-month and six-month periods of the prior year. Changes in the effective tax rate result primarily from projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are taxed at lower rates.

Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million for the quarter ended June 30, 2003 related to the sale transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income from discontinued operations for the three-month and six-month periods ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$--	$11.1	$ 7.6	$23.4
Operating expenses	(.2)	11.7	12.5	22.9

Operating income (loss) before income taxes	.2	(.6)	(4.9)	.5
Income tax (expense) benefit	(.1)	1.4	1.7	1.6
Gain on sale of discontinued operations, net	4.1	--	4.1	--

Income from discontinued operations	$ 4.2	$.8	$.9	$ 2.1

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

       The Company's cash flow from operations and capital expenditures of continuing operations for the six months ended June 30, 2003 and 2002 were as follows (in millions):

	2003	2002

Cash flow from operations	$125.8	$80.7

Capital expenditures
New construction	$.8	$18.1
Enhancements	75.0	57.1
Minor upgrades and improvements	24.8	16.2

	$100.6	$91.4

       Cash flow from operations increased by $45.1 million for the six months ended June 30, 2003 as compared to the prior year period. The increase in cash flow from operations is due primarily to increased operating income and changes in working capital.

       Management anticipates that full year 2003 capital expenditures will total approximately $235.0 million, including $185.0 million for enhancements and $50.0 million for minor upgrades and improvements. During 2003 management plans to invest approximately $20.0 million in its joint ventures formed to construct and own the ENSCO 102 and ENSCO 106 (see "Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements for information concerning the Company's investments in joint ventures related to the ENSCO 102 and ENSCO 106). Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the remaining 75% interests in the ENSCO 102 and the ENSCO 106 in 2003.

Financing and Capital Resources

       In connection with the acquisition of Chiles, the Company assumed a floating rate term loan agreement (the "Interim Construction Loan"), which provides approximately $80.0 million of interim financing for the construction of the ENSCO 105 (formerly the Chiles Galileo). Amounts borrowed under the Interim Construction Loan will be repaid with proceeds from long-term bonds that the Company intends to issue in October 2003. The bonds will be repaid in equal semiannual payments of principal, and all borrowings under both the Interim Construction Loan and long-term bonds are guaranteed by the United States Maritime Administration ("MARAD"). The Interim Construction Loan is collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the Interim Construction Loan to MARAD. As of June 30, 2003, the Company had $52.1 million outstanding under the Interim Construction Loan. The Company intends to borrow an approximate net $24.4 million under the Interim Construction Loan prior to the issuance of the bonds in October 2003.

       In connection with the acquisition of Chiles, the Company assumed bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of June 30, 2003, the Company had $50.0 million outstanding under the bonds.

       On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds, which are guaranteed by MARAD, are being repaid in 30 equal semiannual installments of $6.3 million, which commenced in June 2001 and will end in December 2015. As of June 30, 2003, the Company had $158.3 million outstanding under the bonds.

       The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. As of June 30, 2003, the Company was in compliance with these covenants. The Company had no amounts outstanding under the Credit Agreement at June 30, 2003.

Off-Balance Sheet Arrangements

        During the fourth quarter of 2000, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named the ENSCO 102. During the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter the ENSCO 102. Upon completion of rig construction in May 2002, the Company and KFELS transferred their respective interests in the ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company has an option to purchase the ENSCO 102 from EEL, at a formula derived price, which expires in May 2004 and either party may terminate the joint venture agreement in the event that the purchase option is not exercised. The Company and KFELS had initial ownership interests in EEL of 25% and 75%, respectively.

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

        In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture Company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. At June 30, 2003, the Company's net investment in EEL II totaled $2.6 million and is included in other assets, net on the consolidated balance sheet. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in the ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised.

        The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II. The Company has utilized the KFELS joint venture arrangements to increase its presence in the premium jackup rig market, while limiting present exposure through minimal capital investment, and management believes the Company's purchase options provide the flexibility to expand its premium jackup rig fleet in a cost-efficient manner.

Liquidity

        The Company’s liquidity position at June 30, 2003 and December 31, 2002 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2003	2002

Cash and short-term investments	$271.2	$185.5
Working capital	262.9	189.2
Current ratio	2.2	2.0

        At June 30, 2003, the Company had $262.2 million of cash and cash equivalents and $9.0 million of short-term investments, as well as $250.0 million available for borrowing under its Credit Agreement.

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

MARKET RISK

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At June 30, 2003 the Company had no outstanding interest rate swap agreements.

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Upon closing of the acquisition, the Company designated $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intends to issue in October 2003. The bonds will provide long-term financing for the recently constructed ENSCO 105. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature and subsequently settled $10.0 million notional amount in the fourth quarter of 2002 and the final $5.0 million notional amount in the second quarter of 2003. The decrease in fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge during the three-month and six-month periods ended June 30, 2003 has been included in other comprehensive loss, net of tax. The fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge totaled $11.3 million at June 30, 2003, and is included in accrued current liabilities.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling and demand for drilling rigs. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, is not determinable at this time.

       The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil company spending largely determine domestic offshore drilling industry conditions. During 2002, oil company Gulf of Mexico drilling budgets remained at moderate levels after a sharp reduction during 2001. During the first quarter of 2003, demand for jackup rigs in the Gulf of Mexico declined modestly from 2002 but improved somewhat during the second quarter of 2003, with an accompanying modest improvement in day rates. The supply of jackup rigs in the Gulf of Mexico has declined during 2003 as rigs have mobilized to international markets in response to contract opportunities. Assuming these trends in the Gulf of Mexico rig demand and supply continue, the Company expects some modest improvement in rates in the second half of the year.

       Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Demand and day rates for international jackup rigs strengthened during much of 2002, particularly in Asia Pacific. However, Europe jackup rig day rates decreased modestly in the second half of 2002 before stabilizing during the first half of 2003. Recently, day rates for jackup rigs in Europe have begun to decline again due to limited term contract opportunities, and the Company anticipates that decreases in activity over the next several months are expected to lead to a moderate softening of day rates in Europe during the remainder of 2003.

       As of August 8, 2003, 19 of the Company's 22 jackup rigs in the North America region are working. Two of the idle rigs are undergoing shipyard modifications and upgrades and regulatory work. The ENSCO 82 entered a shipyard in early February 2003 and is scheduled to return to service in November 2003. The ENSCO 60 entered a shipyard in July 2003 and is scheduled to return to service in December 2003. The Company is currently marketing the ENSCO 74, which is idle. The ENSCO 7500, the Company's deep water semisubmersible rig, is committed under contract until February 2004.

       As of August 8, 2003, all eight of the Company's jackup rigs in the Europe/Africa region are operating. However, the ENSCO 71 is scheduled to complete a contract next week after which it will enter a shipyard for minor upgrade work and is scheduled to commence a new contract in early September 2003.

       As of August 8, 2003, 11 of the Company's 12 jackup rigs in the Asia Pacific region are operating. The ENSCO 57 is in a shipyard for enhancements and regulatory work that is scheduled for completion in late August 2003. The Company is currently marketing the ENSCO 57 and anticipates the rig commencing operations in mid September 2003. The ENSCO 97 is scheduled to complete a contract in mid-August 2003 after which it will enter a shipyard for minor upgrade work and is expected to commence a new contract in early October 2003. The Company's barge rig in the Asia Pacific region is currently operating under a long-term contract in Indonesia that is scheduled for completion in April 2004.

       The Company's South America/Caribbean jackup rig, the ENSCO 76, is operating under a long-term contract offshore Trinidad and Tobago. As of August 8, 2003, five of the Company's six barge rigs located in Venezuela are without contract, with one barge rig, the ENSCO II, contracted through May 2004. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term.

       As of August 8, 2003, two of the Company's five platform rigs are operating under short-term contracts. The Company's platform rigs have experienced utilization in the 50% to 60% range since 1999, primarily as a result of reduced opportunities for deep well drilling contracts. The Company's platform rigs, which are rated to drill 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require increased use of the class of platform rigs owned and operated by the Company.

       The Company completed the sale all of its marine transportation vessels in April 2003 and ceased conducting marine transportation operations upon close of the transaction.

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry conditions and business environment, as well as statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, and (xiii) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

       The Company's significant accounting policies are included in Note 1 to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of assets and income taxes.

    Property and Equipment

       At June 30, 2003, the carrying value of the Company's property and equipment totaled $2,218.6 million, which represents 71% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

    Impairment of Assets

       The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The Company tests its $350.5 million of goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the Company likely exceeds its fair value. Generally, extended periods of idle time and/or inability to contract assets at economical rates are an indication that an asset may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for assets to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual assets, groups of assets, such as a type of drilling rig, or assets in a certain geographic location. The Company's assets are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

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

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At June 30, 2003, the Company has a $315.8 million net deferred income tax liability and $60.0 million of accrued liabilities for income taxes currently payable.

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

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 and requires certain disclosures in both annual and interim financial statements. The Company will continue to account for stock-based compensation in accordance with APB 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure provisions of SFAS 148 in 2003. (See Note 2 to the Company's Consolidated Financial Statements.)

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

       In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material effect on its results of operations, financial condition or cash flows.

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have material effect on its results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 4.   Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       During the fiscal quarter ended June 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

       On May 13, 2003, the Company held an annual meeting of stockholders to consider the proposals to elect three Class I Directors and approve the Company's revised and restated Key Employees' Incentive Compensation Plan. A description of the proposals is contained in the Company's proxy statement dated March 28, 2003 relating to the 2003 annual meeting of stockholders.

       There were 149,259,406 shares of the Company's common stock entitled to vote at the annual meeting based on the March 28, 2003 record date, of which 135,415,958 shares, or approximately 90%, were present and voting in person or by proxy. With respect to the proposals listed above, the voting was as follows:

   Election of Class I Directors

	Votes for	Votes Withheld

Gerald W. Haddock	135,027,216	388,742
Paul E. Rowsey, III	135,027,166	388,792
Carl F. Thorne	133,362,232	2,053,726

The terms of the following directors continued after the meeting: David M. Carmichael, Thomas L. Kelly, II, Morton H. Meyerson, and Joel V. Staff.

	Votes For	Votes Against	Abstain Votes

Approval of Key Employees' Incentive Compensation Plan	132,982,610	2,053,981	379,367

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

10.1	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (incorporated by reference to Exhibit B to Registrant's Proxy Statement on Schedule 14A filed on March 28, 2003).

15.1	Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed Reports on Form 8-K on (i) April 1, 2003, announcing the completed sale of the Company's 27-vessel Gulf of Mexico fleet to Tidewater, Inc., (ii) April 16, 2003, announcing the Company's first quarter 2003 results, (iii) April 16, 2003, with respect to the contractual status of the Company's offshore rig fleet as of April 15, 2003, (iv) May 16, 2003, with respect to the contractual status of the Company's offshore rig fleet as of May 15, 2003, and (v) June 16, 2003, with respect to the contractual status of the Company's offshore rig fleet as of June 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: August 11, 2003	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Accounting & Tax & Information Systems

/s/ DAVID A. ARMOUR David A. Armour Controller