Form 10-Q
period 2003-09-30
ENSCO INTERNATIONAL INC
filed 2003-10-30
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _X_  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes _X_  No

There were 149,873,819 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 28, 2003.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of ENSCO International Incorporated

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of September 30, 2003, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
October 15, 2003

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2003		2002

OPERATING REVENUES	$199.6		$179.2

OPERATING EXPENSES
Contract drilling	114.7		93.5
Depreciation and amortization	33.7		29.9
General and administrative	5.2		4.8

	153.6		128.2

OPERATING INCOME	46.0		51.0

OTHER INCOME (EXPENSE)
Interest income		.9	1.1
Interest expense, net	(8.9)		(7.7)
Other, net		.8	(1.8)

	(7.2)		(8.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	38.8		42.6

PROVISION FOR INCOME TAXES
Current income taxes	1.9		4.1
Deferred income taxes	9.2		9.5

	11.1		13.6

INCOME FROM CONTINUING OPERATIONS	27.7		29.0

INCOME FROM DISCONTINUED OPERATIONS, NET		.1	1.5

NET INCOME	$ 27.8		$ 30.5

EARNINGS PER SHARE - BASIC
Continuing operations	$ .1	8	$ .2	0
Discontinued operations	.0	1.0		1

	$ .1	9	$ .2	1

EARNINGS PER SHARE - DILUTED
Continuing operations	$ .1	8	$ .2	0
Discontinued operations	.0	1.0		1

	$ .1	9	$ .2	1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.	8	143.	6
Diluted	150.	2	144.	3

CASH DIVIDENDS PER COMMON SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2003		2002

OPERATING REVENUES	$591.6		$455.3

OPERATING EXPENSES
Contract drilling	337.0		246.4
Depreciation and amortization	100.6		84.6
General and administrative	15.9		13.8

	453.5		344.8

OPERATING INCOME	138.1		110.5

OTHER INCOME (EXPENSE)
Interest income	2.5		4.2
Interest expense, net	(27.2)		(23.6)
Other, net		(.4)	6.4

	(25.1)		(13.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	113.0		97.5

PROVISION FOR INCOME TAXES
Current income taxes	6.0		9.1
Deferred income taxes	26.2		22.0

	32.2		31.1

INCOME FROM CONTINUING OPERATIONS	80.8		66.4

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	(3.1)		3.6
Gain on disposal of discontinued operations, net	4.1			--

	1.0		3.6

NET INCOME	$ 81.8		$ 70.0

EARNINGS PER SHARE - BASIC
Continuing operations	$ .5	4	$ .4	8
Discontinued operations	.0	1.0		3

	$ .5	5	$ .5	1

EARNINGS PER SHARE - DILUTED
Continuing operations	$ .5	4	$ .4	8
Discontinued operations	.0	1.0		2

	$ .5	5	$ .5	0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.	5	137.	9
Diluted	150.	0	138.	7

CASH DIVIDENDS PER COMMON SHARE	$ .07	5	$ .07	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 326.9	$ 147.1
Short-term investments	--	38.4
Accounts receivable, net	164.4	162.8
Prepaid expenses and other	41.0	39.2

Total current assets	532.3	387.5

PROPERTY AND EQUIPMENT, AT COST	3,100.4	3,090.0
Less accumulated depreciation	875.2	832.0

Property and equipment, net	2,225.2	2,258.0

GOODWILL	341.6	350.2

OTHER ASSETS, NET	74.2	65.8

	$3,173.3	$3,061.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 12.4	$ 15.0
Accrued liabilities	186.3	161.8
Current maturities of long-term debt	23.0	21.5

Total current liabilities	221.7	198.3

LONG-TERM DEBT	558.4	547.5

DEFERRED INCOME TAXES	325.8	332.3

OTHER LIABILITIES	16.9	16.4

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized
and none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
173.5 million and 172.6 million shares issued	17.3	17.2
Additional paid-in capital	1,399.5	1,383.5
Retained earnings	905.8	835.3
Restricted stock (unearned compensation)	(7.7)	(5.8)
Accumulated other comprehensive loss	(11.4)	(12.1)
Treasury stock, at cost, 23.7 million and 23.6 million shares	(253.0)	(251.1)

Total stockholders' equity	2,050.5	1,967.0

	$3,173.3	$3,061.5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$ 81.8	$ 70.0
Adjustments to reconcile net income to net cash provided
by operating activities:
(Income) loss from discontinued operations	3.1	(3.6)
Depreciation and amortization	100.6	84.6
Deferred income tax provision	26.2	22.0
Gain on sale of discontinued operations, net	(4.1)	--
Tax benefit from stock compensation	4.4	3.1
Amortization of other assets	4.1	7.1
Net (gain) loss on asset dispositions	.5	(5.9)
Other	1.7	2.6
Changes in operating assets and liabilities:
Increase in accounts receivable	(1.1)	(15.0)
Increase in prepaid expenses and other assets	(8.9)	(16.8)
Decrease in accounts payable	(2.7)	(3.6)
Increase in accrued liabilities	.5	6.7

Net cash provided by operating activities of continuing operations	206.1	151.2

INVESTING ACTIVITIES
Additions to property and equipment	(141.3)	(156.7)
Net cash used in Chiles acquisition	--	(99.9)
Net proceeds from sale of discontinued operations	78.8	--
Proceeds from disposition of assets	4.4	24.4
Purchase of investments	--	(1.0)
Sale of investments	38.4	23.0
Investment in joint venture	(11.7)	--

Net cash used in investing activities of continuing operations	(31.4)	(210.2)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	26.7	--
Reduction of long-term borrowings	(14.5)	(57.3)
Cash dividends paid	(11.3)	(10.5)
Proceeds from exercise of stock options	7.7	17.3
Deferred financing costs	--	(1.3)
Other	(.7)	(1.1)

Net cash provided by (used in) financing activities of continuing operations	7.9	(52.9)

Effect of exchange rate changes on cash and cash equivalents	.8	(1.5)
Net cash used in discontinued operations	(3.6)	(2.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179.8	(115.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147.1	278.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$326.9	$163.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted within the United States, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted within the United States.

       The financial data for the three-month and nine-month periods ended September 30, 2003 and 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant's independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2003. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       On August 7, 2002, the Company acquired Chiles Offshore Inc. ("Chiles"), which was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America, with the Company treated as the acquirer.

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet (see Note 6 "Discontinued Operations"). The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million and resulted in a pre-tax gain of approximately $6.4 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment, as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment, contract drilling services.

       During the third quarter of 2003, the Company completed the sale of its two oldest, least capable rigs in its South America/Caribbean barge rig fleet. The carrying value of these rigs was previously reduced to the estimated net realizable value and the Company recognized a $9.2 million impairment charge during 2001. The gain on the sale of these rigs was insignificant.

       Certain reclassifications have been made to the 2002 unaudited consolidated financial statements to conform to the 2003 presentation.

Note 2 - Earnings Per Share

       For the three-month and nine-month periods ended September 30, 2003 and 2002, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2003 and 2002 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Weighted average common shares-basic	149.8	143.6	149.5	137.9

Potentially dilutive common shares:
Stock options	.4	.7	.5	.8

Weighted average common shares-diluted	150.2	144.3	150.0	138.7

Options to purchase 3.9 million shares and 3.3 million shares of common stock in the third quarters of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 3.3 million and 2.5 million shares of common stock in the nine-month periods ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002

Net income as reported	$27.8		$30.5		$81.8		$70.0
Less stock-based employee compensation expense, net of tax	(2.5)		(3.3)		(6.7)		(7.3)

Pro forma net income	$25.3		$27.2		$75.1		$62.7

Basic earnings per share:
As reported	$ .	19	$ .	21	$ .	55	$ .	51
Pro forma	.	17	.	19	.	50	.	45

Diluted earnings per share:
As reported	$ .	19	$ .	21	$ .	55	$ .	50
Pro forma	.	17	.	19	.	50	.	45

Note 3 - Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 are as follows (in millions):

Balance at December 31, 2002	$350.2
Purchase price adjustments	(8.6)

Balance at September 30, 2003	$341.6

During the nine-month period ended September 30, 2003, the Company adjusted the preliminary purchase price allocation of the Chiles acquisition. These adjustments resulted in a reduction of goodwill and corresponding adjustments to accrued liabilities and deferred income taxes.
The Company will complete its annual goodwill impairment analysis during the fourth quarter of 2003.

Note 4 - Derivative Financial Instruments

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Upon closing of the acquisition, the Company designated $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of United States Maritime Administration ("MARAD") guaranteed bonds that the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature and subsequently settled $10.0 million notional amount in the fourth quarter of 2002 and the final $5.0 million notional amount in the second quarter of 2003. The Company recognized a loss of $300,000 for the nine-month period ended September 30, 2003 in connection with the decline in fair value of the $5.0 million notional amount of treasury rate lock agreements deemed to be speculative. The change in fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge during the three-month and nine-month periods ended September 30, 2003 has been included in other comprehensive income, net of tax. The fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge totaled $9.5 million at September 30, 2003, and is included in accrued current liabilities. The Company settled the $65.0 million notional amount of treasury locks on October 1, 2003 in connection with the pricing and subsequent issuance of the MARAD bonds (see Note 8 "Subsequent Events").

       At September 30, 2003 the net unrealized losses on derivative instruments included in other comprehensive loss totaled $10.3 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses reclassified to interest expense	$1.2
Unrealized gains reclassified to operating expenses	(1.0)

Net unrealized loss reclassified to earnings	$.2

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

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income	$27.8	$30.5	$81.8	$70.0
Other comprehensive income (loss):
Net change in fair value of derivatives	1.8	(3.5)	.1	(2.7)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.2	.2	.6	.2

Net other comprehensive income (loss)	2.0	(3.3)	0.7	(2.5)

Total comprehensive income	$29.8	$27.2	$82.5	$67.5

The components of the accumulated other comprehensive loss section of stockholders' equity at September 30, 2003 and December 31, 2002, are as follows (in millions):

	September 30,	December 31,
	2003	2002

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	10.3	11.0

Total accumulated other comprehensive loss	$11.4	$12.1

Note 6 - Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The transaction was completed on April 1, 2003 for approximately $79.0 million, which resulted in a pre-tax gain of approximately $6.4 million. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income from discontinued operations for the three-month and nine-month periods ended September 30, 2003 and 2002 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenues	$--	$12.6	$ 7.6	$36.0
Operating expenses	(.1)	12.6	12.4	35.5

Operating income (loss) before income taxes	.1	--	(4.8)	.5

Income tax benefit	--	1.5	1.7	3.1
Gain on sale of discontinued operations, net	--	--	4.1	--

Income from discontinued operations	$.1	$ 1.5	$ 1.0	$ 3.6

Note 7 - Investment in Joint Ventures

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

       A summary of the unaudited financial statements of EEL as of and for the period ended September 30, 2003, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet September 30, 2003 (In Millions) (Unaudited)

Assets

Cash and cash equivalents	$ 7.0
Charter revenue receivable	2.8
Property and equipment, net of accumulated depreciation	123.9

$133.7

Liabilities and Stockholders' Equity

Interest payable	$ 10.8
Notes payable	129.8
Stockholders' equity
Common stock	--
Accumulated deficit	(6.9)

Total stockholders' equity	(6.9)

$133.7

ENSCO Enterprises Limited Condensed Statement of Operations Three and Nine Months Ended September 30, 2003 (In Millions) (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Charter revenue	$ 4.1	$ 12.4
Depreciation expense	(2.0)	(4.0)
Interest expense	(2.4)	(7.3)

Net income (loss)	(.3)	1.1

       At September 30, 2003, the Company's net investment in EEL totaled $39.0 million and is included in other assets, net on the consolidated balance sheet. The approximate $5.0 million excess of the Company's investment carrying value over its equity in the underlying net assets of EEL is being amortized over the estimated 30-year useful life of the ENSCO 102. During the three-month and nine-month periods ended September 30, 2003, the Company recognized approximately $600,000 and $2.1 million, respectively, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in operating expenses on the consolidated statement of income.

       In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. At September 30, 2003, the Company's net investment in EEL II totaled $11.7 million and is included in other assets, net on the consolidated balance sheet. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised.

       The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II.

Note 8 - Subsequent Events

       On October 8, 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by MARAD and will be repaid in 34 equal semiannual principal installments of $2.25 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan that provided interim financing for the construction of the ENSCO 105. In connection with the issuance of the bonds, the Company settled the $65.0 million notional amount of treasury lock agreements, designated as an effective hedge against the variability in cash flows of the bonds, for $9.5 million.

       In October 2003, the Company received and immediately sold 66,838 shares of Prudential Financial Incorporated. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and Prudential Financial Incorporated's conversion from a mutual company to a stock company. The Company will recognize a gain of $2.5 million in the fourth quarter of 2003 in connection with the receipt and sale of the aforementioned shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

BUSINESS ENVIRONMENT

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is one of the leading international providers of offshore drilling services to the oil and gas industry. The Company's operations are conducted in the geographic regions of North America, Europe/Africa, Asia Pacific and South America/Caribbean.

       Demand for the Company's services is significantly affected by worldwide expenditures for oil and gas drilling. Expenditures for oil and gas drilling activity fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, world economic conditions, the legislative environment in the United States and other countries in which the Company operates, production levels and other activities of OPEC and other oil and gas producers and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Demand for jackup rigs in the Gulf of Mexico decreased during the first quarter of 2003, but has improved somewhat throughout the second and third quarters of 2003. The supply of jackup rigs in the Gulf of Mexico has declined during 2003 as rigs have mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs have improved over the course of 2003 and the Company anticipates that this market will remain firm over the remainder of the year.

       Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Demand and day rates for international jackup rigs remained fairly stable over the first half of 2003. However, day rates for jackup rigs in Europe have declined during the third quarter of 2003 due to limited long-term contract opportunities. Although some contracts have been executed recently at moderately increased rates, the Company anticipates a minor softening of its day rates in Europe during the remainder of 2003 due primarily to the lag effect of market derived rates. Day rates and activity levels have remained fairly stable in Asia Pacific over the first nine months of 2003. However, five of the Company's Asia Pacific jackup rigs have completed, or will complete, contracts during the fourth quarter of 2003. Two of these five rigs are scheduled to commence new term contracts during the fourth quarter of 2003 upon completion of shipyard work and opportunities for work commencing during the first quarter of 2004 exist for the three remaining rigs.

       Certain statements made in this section and elsewhere in this report may be deemed to be forward-looking statements, including the Company's expectations for day rates for the remainder of the year. Please see the information contained in the section entitled "Outlook and Forward-Looking Statements."

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

        On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003, for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the sale transaction.

     The following analysis highlights the Company's consolidated operating results for the three-month and nine-month periods ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating Results
Revenues	$199.6	$179.2	$591.6	$455.3
Operating expenses
Contract drilling	114.7	93.5	337.0	246.4
Depreciation and amortization	33.7	29.9	100.6	84.6
General and administrative	5.2	4.8	15.9	13.8

Operating income	46.0	51.0	138.1	110.5
Other expense, net	7.2	8.4	25.1	13.0
Provision for income taxes	11.1	13.6	32.2	31.1

Income from continuing operations	27.7	29.0	80.8	66.4

Income from discontinued operations	.1	1.5	1.0	3.6

Net income	$27.8	$30.5	$81.8	$70.0

Revenues
Jackup rigs:
North America	$ 57.5	$ 50.2	$155.4	$119.3
Europe/Africa	41.5	47.8	139.5	131.4
Asia Pacific	62.5	48.5	182.3	126.5
South America/Caribbean	8.4	4.1	24.1	4.1

Total jackup rigs	169.9	150.6	501.3	381.3
Semisubmersible rig - North America	16.5	17.2	50.0	44.3
Barge rig - Asia Pacific	5.0	2.1	14.4	2.1
Barge rigs - South America/Caribbean	4.1	3.7	11.4	12.4
Platform rigs - North America	4.1	5.6	14.5	15.2

Total	$199.6	$179.2	$591.6	$455.3

Contract Drilling Expense
Jackup rigs:
North America	$ 38.9	$ 32.9	$112.6	$ 92.1
Europe/Africa	24.7	22.9	73.9	58.4
Asia Pacific	33.7	22.5	99.5	54.7
South America/Caribbean	3.4	1.9	9.8	1.9

Total jackup rigs	100.7	80.2	295.8	207.1
Semisubmersible rig - North America	5.1	4.8	14.5	16.2
Barge rig - Asia Pacific	3.3	2.2	9.0	2.2
Barge rigs - South America/Caribbean	2.8	2.8	8.1	10.4
Platform rigs - North America	2.8	3.5	9.6	10.5

Total	$114.7	$ 93.5	$337.0	$246.4

Rig Utilization:(1)
Jackup rigs:
North America	86%	87%	86%	89%
Europe/Africa	91%	79%	93%	76%
Asia Pacific	88%	76%	87%	77%
South America/Caribbean	98%	100%	99%	100%

Total jackup rigs	88%	83%	88%	83%
Semisubmersible rig - North America	95%	100%	97%	89%
Barge rig - Asia Pacific	100%	100%	98%	100%
Barge rigs - South America/Caribbean	17%	15%	17%	16%
Platform rigs - North America	40%	60%	44%	56%

Total	76%	73%	77%	72%

Average day rates:(2)
Jackup rigs:
North America	$ 31,987	$ 30,542	$ 29,208	$ 25,095
Europe/Africa	61,025	78,507	67,534	78,363
Asia Pacific	62,989	59,029	62,980	58,126
South America/Caribbean	90,040	75,771	85,408	75,771

Total jackup rigs	47,803	47,993	47,512	44,027
Semisubmersible rig - North America	189,433	187,048	188,700	184,423
Barge rig - Asia Pacific	41,923	41,750	41,172	41,750
Barge rigs - South America/Caribbean	42,569	38,120	40,135	40,191
Platform rigs - North America	25,846	26,688	26,170	25,595

Total	$ 50,118	$ 50,290	$ 49,587	$ 46,456

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations and demobilizations.

The following is an analysis of the Company's offshore drilling rigs at September 30, 2003 and 2002:
	Number of Rigs
	2003	2002
Jackup rigs:
North America	22	22
Europe/Africa	8	8
Asia Pacific	12	12
South America/Caribbean	1	1

Total jackup rigs	43	43
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Barge rigs - South America/Caribbean	6	6
Platform rigs - North America	5	5

Total	56	56

     Explanations of the Company's operating results for the three-month and nine-month periods ended September 30, 2003, including detailed discussions of revenue and contract drilling expenses based on geographical location and type of asset, are set forth below. On a consolidated basis, third quarter 2003 revenues and contract drilling expenses increased $20.4 million and $21.2 million, respectively, compared to the prior year third quarter. These increases are primarily due to the five rigs acquired from Chiles in August 2002 and the recently constructed ENSCO 102, which also commenced operations in August 2002. The increase in revenues and contract drilling expenses attributable to these six rigs was $18.2 million and $14.1 million, respectively. Contract drilling expenses for the remaining rigs in the Company's fleet increased $7.1 million primarily due to the impact of a slight increase in utilization, increased personnel costs, including a wage increase effective July 1, 2003, and increased repair costs, partially offset by reduced insurance costs. The Company reduced its insurance premiums effective July 1, 2003 by increasing deductibles, but maintained existing insured rig values.

   North America Jackup Rigs

     Third quarter 2003 revenues for the North America jackup rigs increased by $7.3 million, or 15%, and contract drilling expenses increased by $6.0 million, or 18%, from the prior year third quarter. The increase in revenues was due primarily to the addition of the newly constructed ENSCO 105 to the Company's North America fleet as a result of the acquisition of Chiles and the results of the ENSCO 81, which was in a shipyard for the third quarter of 2002, partially offset by the results of the ENSCO 82, which was in a shipyard undergoing modifications, upgrades and regulatory work in the third quarter of 2003. During the third quarter of 2003, the ENSCO 105 and ENSCO 81 generated an aggregate $8.0 million of revenues. The increase in contract drilling expenses was due primarily to the addition of three rigs to the North America jackup fleet in the third quarter of 2002 as a result of the Chiles acquisition. During the third quarter of 2003, these three rigs generated an aggregate $7.9 million of contract drilling expenses compared to an aggregate of $2.9 million during the third quarter of 2002. Excluding the impact of the three additional rigs, contract drilling expenses increased by $1.1 million, or 4%, from the prior year third quarter due primarily to increased personnel costs.

     For the nine months ended September 30, 2003, revenues for the North America jackup rigs increased by $36.1 million, or 30%, and contract drilling expenses increased by $20.5 million, or 22%, as compared to the same period a year earlier. The increases were due primarily to the addition of three rigs to the North America jackup rig fleet in the third quarter of 2002 as a result of the Chiles acquisition. During the nine months ended September 30, 2003 these three rigs generated an aggregate $27.9 million of revenues and $22.4 million of contract drilling expenses compared to an aggregate of $6.7 million of revenues and $2.9 million of contract drilling expenses in the same period a year earlier. Excluding the impact of the three additional rigs, revenues increased by $14.9 million, or 13%, and contract drilling expenses increased by $1.1 million, or 1%, from the same period a year earlier. The $14.9 million increase in revenues was primarily attributable to a 15% increase in average day rates compared to the same period a year earlier, partially offset by a decrease in utilization to 86% in the nine months ended September 30, 2003 from 89% in the same period a year earlier. The $1.1 million increase in contract drilling expenses was due primarily to increased personnel costs offset by the impact of decreased utilization.

   Europe/Africa Jackup Rigs

     Third quarter 2003 revenues for the Europe/Africa jackup rigs decreased by $6.3 million, or 13%, from the prior year third quarter. The decrease was due primarily to a 22% decrease in average day rates and a $2.8 million reduction in mobilization revenue resulting from the mobilization of the ENSCO 100 from the North Sea to Nigeria during the third quarter of 2002, partially offset by an increase in utilization to 91% in the third quarter of 2003 from 79% in the prior year third quarter. Contract drilling expenses increased by $1.8 million, or 8%, from the prior year third quarter due primarily to the impact of increased utilization, increased personnel costs and $900,000 of expenses associated with a crane failure during the third quarter of 2003, partially offset by a $2.5 million reduction of mobilization expense resulting from the ENSCO 100 mobilization to Nigeria during the second quarter of 2002.

     For the nine months ended September 30, 2003, revenues for the Europe/Africa jackup rigs increased by $8.1 million, or 6%, from the same period a year earlier. The increase in revenues was primarily attributable to an increase in utilization to 93% for the nine months ended September 30, 2003 from 76% in the same period a year earlier, partially offset by a 14% decrease in average day rates. Contract drilling expenses increased by $15.5 million, or 27%, from the same period a year earlier due primarily to the impact of increased utilization and the increased cost structure associated with the ENSCO 100, which operated offshore Nigeria during all nine months ended September 30, 2003 compared to only two months during the nine months ended September 30, 2002.

   Asia Pacific Jackup Rigs

     Third quarter 2003 revenues for the Asia Pacific jackup rigs increased by $14.0 million, or 29%, and contract drilling expenses increased by $11.2 million, or 50%, as compared to the prior year third quarter. The increases were due primarily to the addition of the ENSCO 102 and the ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During the third quarter of 2003 these rigs generated an aggregate $16.9 million of revenues and $12.0 million of contract drilling expenses, including a net $3.9 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations, compared to an aggregate of $7.2 million of revenues and $4.3 million of contract drilling expenses in the prior year third quarter. Excluding the impact of the ENSCO 102 and the ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased by $4.3 million, or 10%, and contract drilling expenses increased by $3.6 million, or 20%, from the prior year third quarter. The $4.3 million increase in revenues was primarily attributable to improved utilization, which increased to 85% in the third quarter of 2003 from 79% in the prior year third quarter. The $3.6 million increase in contract drilling expenses was due primarily to the impact of increased utilization and the increased cost structure associated with the ENSCO 53, which operated offshore Australia during the third quarter of 2003 compared to operating offshore Thailand during the third quarter of 2002.

     For the nine months ended September 30, 2003, revenues for the Asia Pacific jackup rigs increased by $55.8 million, or 44%, and contract drilling expenses increased by $44.8 million, or 82%, as compared to the same period a year earlier. The increases were due primarily to the addition of the ENSCO 102 and the ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During the nine months ended September 30, 2003, these rigs generated an aggregate $50.2 million of revenues and $33.8 million of contract drilling expenses, including a net $10.9 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations, compared to an aggregate of $7.2 million of revenues and $4.3 million of contract drilling expenses in the same period a year earlier. Excluding the impact of the ENSCO 102 and the ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased by $12.8 million, or 11%, and contract drilling expenses increased by $15.4 million, or 31%, from the prior year period. The $12.8 million increase in revenues was primarily attributable to utilization, which increased to 84% in the nine months ended September 30, 2003 from 78% in the same period a year earlier. The $15.4 million increase in contract drilling expenses was due primarily to the impact of increased utilization, the increased cost structure associated with the ENSCO 53, which operated offshore Australia during the current year period compared to operating offshore Thailand during the prior year period and increased personnel and repair expenses.

   South America/Caribbean Jackup Rig

     The Company has one jackup rig acquired in connection with the Chiles acquisition, the ENSCO 76, operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's operating results from the date of the Chiles acquisition on August 7, 2002. Revenues and contract drilling expenses for the third quarter 2003 and 2002 were $8.4 million and $3.4 million and $4.1 million and $1.9 million, respectively. Revenues and contract drilling expenses for the nine months ended September 30, 2003 and 2002 were $24.1 million and $9.8 million and $4.1 million and $1.9 million, respectively.

   North America Semisubmersible Rig

     Third quarter 2003 revenues for the ENSCO 7500 decreased by $700,000, or 4%, as compared to the prior year third quarter. The decrease in revenues was due to a decrease in utilization to 95% in the third quarter of 2003 compared to 100% in the prior year third quarter due to repair time during the current year quarter as a result of damage sustained during a tropical storm, partially offset by a 1% increase in the average day rate. Third quarter 2003 contract drilling expenses increased by $300,000, or 6%, as compared to the prior year third quarter due primarily to the repair costs associated with the aforementioned damage during third quarter of 2003.

     For the nine months ended September 30, 2003, revenues for the ENSCO 7500 increased by $5.7 million, or 13%, from the same period a year earlier. The increase in revenues was due primarily to an increase in utilization to 97% in the nine months ended September 30, 2003 from 89% in the same period a year earlier and to a lesser extent, a 2% increase in the average day rate. The rig experienced down time during nine months ended September 30, 2002 to undergo hull repairs. Contract drilling expenses decreased by $1.7 million, or 10%, from the nine months ended September 30, 2002 due primarily to costs related to the aforementioned hull repairs incurred in the prior year nine-month period.

   Asia Pacific Barge Rig

     In August 2002 the ENSCO I was mobilized from Venezuela to a shipyard in Singapore for modifications and enhancements to fulfill a long-term contract in Indonesia. Contract operations commenced in Indonesia in late December 2002 after completion of shipyard procedures. Revenue for the quarter and nine months ended September 30, 2002 was $2.1 million and consisted of mobilization revenue. Contract drilling expenses for the quarter and nine months ended September 30, 2002 was $2.2 million and consisted primarily of mobilization expense.

     Third quarter 2003 revenues and contract drilling expenses for the Asia Pacific barge rig increased by $2.9 million and $1.1 million, respectively, as compared to the prior year third quarter. The increases were due to contract operations in Indonesia at full utilization during the current year third quarter compared to mobilization and shipyard activity in the prior year third quarter.

     For the nine months ended September 30, 2003, revenues and contract drilling expenses for the Asia Pacific barge rig increased by $12.3 million and $6.8 million, respectively, as compared to the same period a year earlier. The increases were due to nine months of contract operations in Indonesia during the current year period compared to 46 days of mobilization and shipyard activity in the prior year period.

   South America/Caribbean Barge Rigs

     During the third quarter of 2002 and 2003, one of the Company's six barge rigs was operating under a long-term contract in Venezuela. Third quarter 2003 revenues for the South America/Caribbean barge rigs increased by $400,000, or 11%, as compared to the prior year quarter. The increase in revenues was due primarily to a 12% increase in the average day rates. Contract drilling expenses were unchanged, as compared to the prior year third quarter.

     For the nine months ended September 30, 2003, revenues for the South America/Caribbean barge rigs decreased by $1.0 million, or 8%, and contract drilling expenses decreased by $2.3 million, or 22%, as compared to the same period a year earlier. The decrease in revenues was due primarily to reduced activity for the ENSCO XII, which completed a contract and demobilized from Trinidad to Venezuela during the nine months ended September 30, 2002, but was idle during the nine months ended September 30, 2003 and to a lesser extent, a 2% decrease in the ENSCO II average day rate. The decrease in contract drilling expenses was due primarily to the aforementioned ENSCO XII demobilization and the devaluation of the Venezuelan currency during the current year.

   Platform Rigs

     Third quarter 2003 revenues for the platform rigs decreased by $1.5 million, or 27%, as compared to the prior year third quarter. The decrease in revenues was due primarily to reduced utilization of the ENSCO 26, which was idle during the current year third quarter but earned a minor standby rate during the prior year third quarter, and the ENSCO 25, which earned a minor standby rate during the majority of the current year third quarter but operated under a full day rate during the prior year third quarter. Contract drilling expenses decreased by $700,000 or 20%, from the prior year third quarter due primarily to reduced costs associated with the ENSCO 25, which did not operate during the majority of the current year third quarter.

     For the nine months ended September 30, 2003, revenues for platform rigs decreased by $700,000, or 5%, as compared to the same period a year earlier. The decrease in revenues was due primarily to reduced utilization of the ENSCO 26, which was idle during the majority of the nine months ended September 30, 2003, partially offset by a 2% increase in the average day rates. Contract drilling expenses decreased by $900,000, or 9%, from the same period a year earlier due primarily to reduced costs associated with the ENSCO 26, which was idle the majority of the nine months ended September 30, 2003.

Depreciation and Amortization

     Depreciation and amortization expense for the third quarter of 2003 increased by $3.8 million, or 13%, as compared to the prior year third quarter. The increase was primarily attributable to the depreciation associated with the five rigs acquired from Chiles in August 2002 and depreciation on capital enhancement projects completed subsequent to the third quarter of 2002, partially offset by an approximate $900,000 reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

     Depreciation and amortization expense for the nine months ended September 30, 2003 increased by $16.0 million, or 19%, as compared to the same period a year earlier. The increase was primarily attributable to the depreciation associated with the five rigs acquired from Chiles in August 2002 and depreciation on capital enhancement projects completed subsequent to the third quarter of 2002, partially offset by an approximate $2.8 million reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

General and Administrative

     General and administrative expense for the third quarter of 2003 increased by $400,000, or 8%, as compared to the prior year third quarter. The increase was primarily due to increases in personnel costs, partially offset by a decrease in professional fees.

     General and administrative expense for the nine months ended September 30, 2003 increased by $2.1 million, or 15%, as compared to the same period a year earlier. The increase was primarily attributable to the payment in the first quarter of 2003 of one-time severance costs of $1.1 million under an employment contract assumed in connection with the Chiles acquisition and an increase in personnel costs.

Other Income (Expense)

     Other income (expense) for the third quarter and nine months ended September 30, 2003 and 2002 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income	$.9	$ 1.1	$ 2.5	$ 4.2
Interest expense, net:
Interest expense	(9.4)	(9.2)	(28.5)	(26.5)
Capitalized interest	.5	1.5	1.3	2.9

	(8.9)	(7.7)	(27.2)	(23.6)
Other, net	.8	(1.8)	(.4)	6.4

	$ (7.2)	$ (8.4)	$(25.1)	$(13.0)

     Interest income for the third quarter of 2003 decreased as compared to the prior year third quarter due to a decrease in average interest rates. Interest income for the nine months ended September 30, 2003 decreased as compared to the same period a year earlier due to lower average cash balances invested and a decrease in average interest rates. Interest expense for the third quarter and nine months ended September 30, 2003 increased as compared to the corresponding periods a year earlier due primarily to the additional debt assumed in the Chiles acquisition. Capitalized interest for the third quarter and nine months ended September 30, 2003 decreased compared to the corresponding prior year periods due to a decrease in the amount invested in new construction as a result of the completed construction of the ENSCO 102 in the third quarter of 2002 and the ENSCO 105 in the fourth quarter of 2002.

     Other, net for the third quarter of 2003 consists primarily of a $500,000 gain related to the receipt and sale of shares of common stock of Prudential Financial, Inc. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and Prudential Financial Incorporated's conversion from a mutual company to a stock company. Other, net for the nine months ended September 30, 2003 consists primarily of $800,000 in foreign currency translation losses and a loss of $300,000 related to the decline in fair value of the $5.0 million notional amount of speculative treasury lock agreements, partially offset by the $500,000 gain related to the receipt of shares of common stock of Prudential Financial, Inc. Other, net for the third quarter of 2002 includes a $1.1 million loss related to the decrease in fair value of treasury lock agreements obtained in connection with the Chiles acquisition. In the first quarter of 2002, the Company recognized a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas well fire. Other, net for the nine months ended September 30, 2002 consists primarily of the $5.8 million insurance gain and net foreign currency translation gains offset by the $1.1 million loss related to the decrease in the fair value of treasury lock agreements.

Provision for Income Taxes

     The provision for income taxes for the third quarter of 2003 decreased by $2.5 million as compared to the prior year third quarter. The decrease is attributable to reduced profitability and a decrease in effective tax rate to 28.6% in the third quarter of 2003 from 31.9% in the prior year quarter. The provision for income taxes for the nine months ended September 30, 2003 increased by $1.1 million as compared to the corresponding prior year period. The increase is attributable to the increased profitability of the Company, offset in part by a decrease in the effective tax rate to 28.5% in the current year period from 31.9% in the prior year period. The effective tax rate decreased in the current year three-month and nine-month periods from the corresponding prior year periods due primarily to projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and to projected increases in certain tax credits and income not subject to tax.

Discontinued Operations

     On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the sale transaction was finalized on April 1, 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the sale transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income from discontinued operations for the three-month and nine-month periods ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$--	$12.6	$ 7.6	$36.0
Operating expenses	(.1)	12.6	12.4	35.5

Operating income (loss) before income taxes	.1	--	(4.8)	.5
Income tax benefit	--	1.5	1.7	3.1
Gain on sale of discontinued operations, net	--	--	4.1	--

Income from discontinued operations	$.1	$ 1.5	$ 1.0	$ 3.6

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow and Capital Expenditures

     The Company's cash flow from operations and capital expenditures for the nine months ended September 30, 2003 and 2002 were as follows (in millions):

	2003	2002

Cash flow from operations	$206.1	$151.2

Capital expenditures
New construction	$.9	$ 20.3
Enhancements	106.5	109.3
Minor upgrade and improvements	33.9	27.1

	$141.3	$156.7

     Cash flow from operations increased by $54.9 million for the nine months ended September 30, 2003 as compared to the same period a year earlier due primarily to increased operating income and changes in working capital.

     Management anticipates that full year 2003 capital expenditures will total approximately $210.0 million, including $160.0 million for enhancements and $50.0 million for minor upgrades and improvements. During 2003 management plans to invest approximately $15.0 million in its joint ventures formed to construct and own the ENSCO 102 and ENSCO 106 (see "Off-Balance Sheet Arrangements" and Note 7 to the Company's Consolidated Financial Statements for information concerning the Company's investments in joint ventures related to the ENSCO 102 and ENSCO 106). Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the ENSCO 102 and the ENSCO 106 in 2003.

Financing and Capital Resources

     On October 8, 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.25 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan that provided interim financing for the construction of the ENSCO 105.

     In connection with the acquisition of Chiles, the Company assumed bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of September 30, 2003, the Company had $47.0 million outstanding under the bonds.

     On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds, which are guaranteed by MARAD, are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. As of September 30, 2003, the Company had $158.3 million outstanding under the bonds.

     The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. As of September 30, 2003, the Company was in compliance with these covenants. The Company had no amounts outstanding under the Credit Agreement at September 30, 2003.

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

     Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that expires in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations is remitted to EEL in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Charter proceeds received by EEL are used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid is used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL are adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest is equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes. (See Note 7 to the Company's Consolidated Financial Statements for summary financial statements of EEL.)

     In March 2003, the Company entered into an agreement with KFELS to establish a second joint venture Company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. At September 30, 2003, the Company's net investment in EEL II totaled $11.7 million and is included in other assets, net on the consolidated balance sheet. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised.

     The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II.

     The Company has utilized the KFELS joint venture arrangements to increase its presence in the premium jackup rig market, while limiting present exposure through minimal capital investment, and management believes the Company's purchase options provide the flexibility to expand its premium jackup rig fleet in a cost-efficient manner.

Liquidity

     The Company's liquidity position at September 30, 2003 and December 31, 2002 is summarized in the table below (in millions, except ratios):

	September 30, 2003	December 31, 2002

Cash and short-term investments	$ 326.9	$ 185.5
Working capital	310.6	189.2
Current ratio	2.4	2.0

     At September 30, 2003, the Company had $326.9 million of cash and cash equivalents and $250.0 million available for borrowing under its Credit Agreement.

     Management expects to fund the Company's short-term liquidity needs, including anticipated capital expenditures and any working capital requirements, from its cash and cash equivalents and operating cash flow.

     Management expects to fund the Company's long-term liquidity needs, including all contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, operating cash flow and, if necessary, funds drawn under its Credit Agreement or other future financing arrangements.

     The Company has historically funded the majority of its liquidity from operating cash flow. While future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At September 30, 2003 the Company had no outstanding interest rate swap agreements.

     In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Upon closing of the acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds that the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature and subsequently settled $10.0 million notional amount in the fourth quarter of 2002 and the final $5.0 million notional amount in the second quarter of 2003. The change in fair value of the $65.0 million notional amount of treasury lock agreements designated as an effective hedge during the three-month and nine-month periods ended September 30, 2003 has been included in other comprehensive income, net of tax. The fair value of the $65.0 million notional amount treasury rate lock agreements designated as an effective hedge totaled $9.5 million at September 30, 2003, and is included in accrued current liabilities. The Company settled the $65.0 million notional amount of treasury locks on October 1, 2003 in connection with the pricing and subsequent issuance of the MARAD bonds. (See Note 8 to the Company's Consolidated Financial Statements.)

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

     The Company's domestic operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Demand for jackup rigs in the Gulf of Mexico decreased during the first quarter of 2003, but has improved somewhat throughout the second and third quarters of 2003. The supply of jackup rigs in the Gulf of Mexico has declined during 2003 as rigs have mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs have improved over the course of 2003 and the Company anticipates that this market will remain firm over the remainder of the year.

     Industry conditions in most international offshore drilling markets have moderately improved over the last two years, as many of the major international and government-owned oil companies have increased spending in those markets. Demand and day rates for international jackup rigs remained fairly stable over the first half of 2003. However, day rates for jackup rigs in Europe declined during the third quarter of 2003 due to limited long-term contract opportunities. Although some contracts have been executed recently at moderately increased rates, the Company anticipates a minor softening of its day rates in Europe during the remainder of 2003 due primarily to the lag effect of market derived rates. Day rates and activity levels have remained fairly stable in Asia Pacific over the first nine months of 2003. However, five of the Company's Asia Pacific jackup rigs have completed, or will complete, contracts during the fourth quarter of 2003. Two of these five rigs are scheduled to commence new term contracts during the fourth quarter of 2003 upon completion of shipyard work and opportunities for work commencing during the first quarter of 2004 exist for the three remaining rigs.

     As of October 28, 2003, 19 of the Company's 22 jackup rigs in the North America region are working. Two of the three idle rigs are undergoing shipyard modifications, upgrades and regulatory work. The ENSCO 82 entered a shipyard in early February 2003 and is scheduled to return to service in November 2003. The ENSCO 60 entered a shipyard in July 2003 and is scheduled to return to service in December 2003. The Company is currently marketing the remaining idle rig and anticipates the rig commencing operations in early November 2003. The ENSCO 7500, the Company's deep water semisubmersible rig, is committed under contract until February 2004.

     As of October 28, 2003, all eight of the Company's jackup rigs in the Europe/Africa region are operating.

     As of October 28, 2003, eight of the Company's 12 jackup rigs in the Asia Pacific region are operating. The four idle rigs are undergoing shipyard modifications, upgrades and regulatory work. The ENSCO 97 entered a shipyard in September 2003 and is scheduled to commence a new long-term contract during the first week of November 2003. The ENSCO 50 entered a shipyard in September 2003 and is scheduled to return to service in early January 2004. The ENSCO 53 entered a shipyard in September 2003 and is scheduled to return to service in December 2003. The ENSCO 94 entered a shipyard in October 2003 and is scheduled to commence a new long-term contract in December 2003. The ENSCO 57 was released from the shipyard in September 2003 and commenced a contract in Vietnam that is scheduled for completion in December 2003. The ENSCO 54 is currently mobilizing to a shipyard after recently completing a contract and is scheduled to return to service in December 2003. The Company's barge rig in the Asia Pacific region, ENSCO I, is currently operating under a long-term contract in Indonesia that is scheduled for completion in April 2004.

     The Company's South America/Caribbean jackup rig, the ENSCO 76, is operating under a long-term contract offshore Trinidad and Tobago. As of October 28, 2003, four of the Company's six barge rigs located in Venezuela are without contract. The ENSCO II is operating under a contract through May 2004. The ENSCO III recently commenced a short-term contract that is scheduled for completion in December 2003. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term.

     As of October 28, 2003, one of the Company's five platform rigs, the ENSCO 25, is operating under contract through April 2004. A second platform rig, the ENSCO 29, recently completed its contract and is currently demobilizing. The Company's platform rigs have experienced utilization in the 40% to 60% range since 1999, primarily as a result of reduced opportunities for deep well drilling contracts. The Company's platform rigs, which are rated to drill 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require increased use of the class of platform rigs owned and operated by the Company.

     The Company completed the sale all of its marine transportation vessels in April 2003 and ceased conducting marine transportation operations upon close of the transaction.

     This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "expects," "plans," "intends" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, as well as statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, and (xiii) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

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

   Property and Equipment

     At September 30, 2003, the carrying value of the Company's property and equipment totaled $2,225.2 million, which represents 70% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

   Impairment of Assets

     The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The Company tests its $341.6 million of goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the Company likely exceeds its fair value. Generally, extended periods of idle time and/or inability to contract assets at economical rates are an indication that an asset may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for assets to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual assets, groups of assets, such as a type of drilling rig, or assets in a certain geographic location. The Company's assets are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

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

   Income Taxes

     The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At September 30, 2003, the Company has a $316.9 million net deferred income tax liability and $59.9 million of accrued liabilities for income taxes currently payable.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002. (See Note 6 to the Company's Consolidated Financial Statements.)

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS 149 did not have a material effect on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS 150 did not have material effect on its consolidated financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Information required under Item 3. has been incorporated into Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 4.   Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the fiscal quarter ended September 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

10.1	ENSCO Non-Employee Director Deferred Compensation Plan
10.2	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004
10.3	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004
15.1	Letter of Independent Accountants Regarding Awareness of Incorporation by Reference
31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed Reports on Form 8-K on (i) July 17, 2003, announcing the Company's second quarter 2003 results, (ii) July 17, 2003, with respect to the contractual status of the Company's offshore rig fleet as of July 17, 2003, (iii) July 28, 2003, announcing James W. Swent as Senior Vice President and Chief Financial Officer, (iv) August 15, 2003, with respect to the contractual status of the Company's offshore rig fleet as of August 15, 2003, (v) August 25, 2003, announcing the appointment of Rita M. Rodriguez as a Class III Director and a member of the Audit Committee of the Board, and (vi) September 15, 2003, with respect to the contractual status of the Company's offshore rig fleet as of September 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 28, 2003	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Accounting & Tax & Information Systems

/s/ DAVID A. ARMOUR David A. Armour Controller