Form 10-K
period 2003-12-31
ENSCO INTERNATIONAL INC
filed 2004-03-05
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2003 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
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

The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on June 30, 2003, of $26.90) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $3,180,641,000.

As of February 29, 2004 there were 150,948,955 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2003, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
Overview and Operating Strategy
Contract Drilling Operations
Discontinued Operations
Backlog Information
Key Performance Measures
Major Customers
Industry Conditions
Competition
Governmental Regulation
Environmental Matters
Operational Risks and Insurance
International Operations
Executive Officers of the Registrant
Employees
Available Information
ITEM 2. PROPERTIES
Contract Drilling
Discontinued Operations
Other Property
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Business Environment
Results of Operations
Liquidity and Capital Resources
Market Risk
Outlook
Critical Accounting Policies and Estimates
New Accounting Pronouncements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will be delivered and enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) completion of the ENSCO 107 transaction definitive covenant and receipt of required regulatory approvals and (xiv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company. As of February 29, 2004, the Company's complement of offshore drilling rigs includes 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas. The Company is one of the leading international providers of offshore contract drilling services to the oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/Africa, Asia Pacific and South America/Caribbean.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and rig construction. The Company acquired Penrod Holding Corporation in August 1993, Dual Drilling Company in June 1996 and Chiles Offshore Inc. ("Chiles") in August 2002, which added 19, 15 and 5 rigs, respectively, to the Company's current 56-rig fleet. Additionally, the Company has acquired five jackup rigs since 1994, including four harsh environment North Sea class jackup rigs, and constructed four barge rigs that were completed in 1994, and three barge rigs that were completed in 1999. In 2000, the Company completed construction of the ENSCO 101, a harsh environment jackup rig, and the ENSCO 7500, a dynamically positioned deepwater semisubmersible rig capable of drilling in water depths up to 8,000 feet. In June 2002, the Company and its joint venture partner, Keppel FELS Limited ("KFELS"), completed construction of the ENSCO 102, a harsh environment jackup rig that was initially operated by the Company and owned by a joint venture. In January 2004, the Company exercised a purchase option and acquired full ownership of the ENSCO 102. The Company and KFELS formed a second joint venture in March 2003 to construct a high performance premium jackup rig to be named the ENSCO 106. Construction of the ENSCO 106 is expected to be completed in late 2004 and the Company holds an option to acquire the non-owned interest in the rig at any time during construction or the two-year period following construction completion. In February 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a second new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be of similar design as the ENSCO 106 and delivery is expected in late 2005. The transaction is subject to execution of a definitive construction contract and regulatory approvals.

       With the Company's increasing emphasis on offshore contract drilling operations, the Company has disposed of businesses that are not offshore oriented or that management believed would not meet the Company's standards for financial performance. Accordingly, the Company sold its supply business in 1993, its land rigs in 1994 and 1996, its technical services business in 1995 and its marine transportation fleet in 2003.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 500 North Akard Street, Suite 4300, Dallas, Texas, 75201-3331, and its telephone number is (214) 397-3000. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international, government-owned and independent oil and gas companies. As of February 29, 2004, the Company owns and operates 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. Of the 43 jackup rigs, presently 22 are located in the Gulf of Mexico, seven are located in the North Sea, 12 are located in the Asia Pacific region, one is located offshore Africa and one is located offshore Trinidad and Tobago. Of the seven barge rigs, six are located in Venezuela and one is located in Indonesia. The five platform rigs and the semisubmersible rig are all located in the Gulf of Mexico. As discussed above, one jackup rig and two platform rigs currently located in the Gulf of Mexico are pending sale and transfer to KFELS in connection with the execution of a rig construction agreement.

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

       The drilling services provided by the Company are conducted on a "day rate" contract basis. Under day rate contracts, the Company provides the drilling rig and rig crews and receives a fixed amount per day for drilling the well, and the customer bears substantially all of the ancillary costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. The customer may pay all or a portion of the cost of moving the Company's equipment and personnel to the well site and, in the case of platform rigs, the cost of assembling and dismantling the equipment. In some cases, the Company provides drilling services on a day rate contract basis along with "well management" services which provide additional incentive compensation to the Company for completion of drilling activity ahead of specified targets. The Company does not provide "turnkey" or other risk-based drilling services.

       The Company evaluates the performance of its drilling rigs on an ongoing basis, and seeks opportunities to sell or otherwise dispose of those that are less capable or less competitive. In connection with these evaluations, the Company removed four drilling rigs from service during 2001, including two platform rigs that were retired and two barge rigs that were subsequently sold during 2003. As discussed above, one jackup rig and two platform rigs currently located in the Gulf of Mexico are pending sale and transfer to KFELS in connection with the execution of a rig construction agreement.

Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized on April 1, 2003, for approximately $79.0 million and resulted in a pre-tax gain of approximately $6.4 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services.

Backlog Information

       Durations of the Company's drilling contracts depend on several factors, including current and expected future market conditions, location of rigs and contract operations, and type and availability of rigs. During recent years, contracts for many of the Company's rigs have typically been short-term, especially in the Gulf of Mexico. The Company has historically entered into long-term contracts also, particularly with its international based rigs, with contract terms typically of one year duration or longer.

       The current and historic backlog of business for the Company's contract drilling services as of February 1, 2004 and 2003 were $249.8 million and $447.6 million, respectively. The decrease in backlog from the prior year is due primarily to the expiration of four multi-year contracts during 2004, most notably the contract of the ENSCO 7500, and reduced backlog for the Company's eight rigs located in the Europe/Africa region. Approximately $20.9 million of the backlog for contract drilling services as of February 1, 2004 is expected to be realized after December 31, 2004. All of the $20.9 million of backlog expected to be realized after December 31, 2004 is associated with rigs in the Asia Pacific region.

Key Performance Measures The following table provides information regarding the Company's contract drilling services for each of the last five years in the period ended December 31, 2003:

	2003	2002(1)	2001	2000	1999

Rig Utilization:(2)
Jackup rigs
North America	87%	88%	82%	99%	93%
Europe/Africa	93%	81%	88%	59%	48%
Asia Pacific	82%	78%	96%	73%	46%
South America/Caribbean	99%	100%	--	--	--

Total jackup rigs	87%	84%	86%	86%	75%
Semisubmersible rig - North America(3)	96%	92%	92%	77%	--
Barge rig - Asia Pacific(4)	99%	40%	--	--	--
Barge rigs - South America/Caribbean	20%	17%	34%	33%	31%
Platform rigs	40%	57%	56%	57%	51%

Total	76%	73%	74%	73%	65%

Average day rates:(5)
Jackup rigs
North America	$ 31,374	$ 26,726	$ 46,751	$34,839	$18,400
Europe/Africa	64,615	74,759	65,172	38,560	51,266
Asia Pacific	63,154	58,836	42,313	37,548	41,217
South America/Caribbean	86,381	77,223	--	--	--

Total jackup rigs	47,826	45,160	49,942	35,816	24,286
Semisubmersible rig - North America(3)	188,335	185,655	180,146	173,905	--
Barge rig - Asia Pacific(4)	41,333	41,750	--	--	--
Barge rigs - South America/Caribbean	39,475	39,987	42,553	39,897	35,113
Platform rigs	26,124	25,852	27,299	24,369	23,204

Total	$ 49,813	$ 47,503	$ 50,371	$35,303	$24,945

(1)	Rig Utilization and Average Day Rates include the results of the five jackup rigs acquired from Chiles from the August 7, 2002 acquisition date.
(2)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(3)	The ENSCO 7500, the Company's deepwater semisubmersible rig, commenced drilling operations in December 2000.
(4)	The Company mobilized a barge rig from Venezuela to Indonesia that commenced a long-term contract in December 2002.
(5)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

       Financial information regarding the Company's operating segment and foreign and domestic operations is presented in Note 14 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segment is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

       The Company provides its services to a broad customer base, which includes major international, government-owned and independent oil and gas companies. The number of customers served by the Company has been reduced in recent years as a result of mergers and consolidation. While the Company has not experienced a significant impact as a result of such oil and gas industry consolidation to date, the long-term impact on the Company's operations, if any, is not determinable at this time.

       During 2003, aggregate revenues provided to the Company's contract drilling operations by subsidiaries of ConocoPhillips were $100.4 million, or 13% of total revenues, and by subsidiaries of Shell were $85.6 million, or 11% of total revenues. No other customer provided more than 10% of total revenues in 2003.

Industry Conditions

       Operations in the offshore contract drilling industry have historically been highly cyclical. Regional and worldwide levels of offshore exploration and development spending by oil and gas companies largely determine the market for offshore drilling services. Such levels of spending may be influenced significantly by oil and natural gas prices and expected changes or instability of such prices, as well as other factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political, social and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, and technological advancements that impact the methods or cost of oil and gas exploration and development. Events causing reductions in exploration and development spending by oil and gas companies may decrease demand for the Company's services and adversely impact revenues through lower day rates and reduced utilization of the Company's equipment.

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

       The Company's drilling contracts often are cancelable upon specific notice by the customer. Although some contracts require the customer to pay an early termination payment upon cancellation, such payment may not fully compensate for the loss of the contract. In periods of rapid market downturn, the Company's customers may not honor the terms of existing contracts, may terminate contracts or may seek to renegotiate contract rates and terms to conform with depressed market conditions. Furthermore, contracts customarily specify automatic termination or termination at the option of the customer in the event of a total loss of the drilling rig and often include provisions addressing termination rights or cessation of day rates if operations are suspended for extended periods by reason of excessive downtime for repairs, acts of God or other specified conditions. The Company's operating results may be adversely affected by early termination of contracts, contract renegotiations or cessation of day rates while operations are suspended.

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Natural gas prices decreased in 2001 from record levels during 2000, and oil and gas company Gulf of Mexico drilling budgets were sharply reduced over the course of 2001. The Gulf of Mexico drilling budgets remained at moderate levels during 2002 and demand for jackup drilling rigs in the Gulf of Mexico was significantly lower than that realized in early 2001. During 2002, some jackup rigs departed the Gulf of Mexico for international service, however, the supply of jackup rigs was still in excess of demand. As a result of this imbalance, day rates were significantly lower in 2002 than they were in early 2001. Demand for jackup rigs in the Gulf of Mexico decreased during the first half of 2003 as oil and gas companies focused more of their spending on international projects. However, demand improved somewhat in the second half of 2003 as the supply of jackup rigs in the Gulf of Mexico declined when certain rigs mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs improved over the course of 2003 mainly due to a reduction in the supply of rigs.

       Industry conditions in most international offshore drilling markets improved moderately during 2001 and 2002, as many of the major international and government-owned oil companies increased spending in those markets. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Demand and day rates for jackup rigs in Europe remained fairly stable over the first half of 2003 as rigs mobilized into strong markets to meet demand. However, day rates for jackup rigs in Europe declined during the second half of 2003 due to limited term work opportunities. Day rates remained fairly stable in Asia Pacific over the course of 2003, however, activity levels declined during the fourth quarter of 2003 due to the completion of several 2003 programs prior to resumption of activity in the first quarter of 2004.

       The Company's South America barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"). In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. In September and November of 2001, a customer elected to pay an aggregate $28.8 million to terminate two of its three long-term contracts after approximately half of the five-year contract terms had been completed. In December 2001, the Company recognized a $9.2 million impairment charge in connection with its decision to sell the two oldest, least capable rigs in its South America/Caribbean barge fleet. The two rigs were subsequently sold, and the Company recognized an insignificant gain, during 2003. During the third quarter of 2002, the Company mobilized a barge rig out of Venezuela to perform a long-term contract in Indonesia.

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls were enacted and many Venezuela businesses ceased or reduced operations causing substantial layoffs. As a result of these adverse developments, the Company recognized a $59.9 million impairment charge related to its Venezuela-based assets in the fourth quarter of 2002. (See Note 4 to the Company's Consolidated Financial Statements for a further discussion of the impairment of the Company's Venezuela assets.) Five of the Company's six barge rigs based in Venezuela are currently idle, with one rig operating under a long-term contract that expires in March 2004. There was little change in the economic and political environment in Venezuela during 2003 and PdVSA continued to limit capital spending, particularly in the Lake Maracaibo area. The timing of an expected recovery of drilling activity in Venezuela is uncertain and considered unlikely in the near term.

       Additional information regarding industry conditions is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

       The offshore contract drilling industry is highly competitive. The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

       The Company has numerous competitors in the offshore contract drilling industry. Some competitors have larger market shares than the Company and some competitors may have access to greater financial and other resources than the Company.

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

       The Company, its rigs and its operations are also subject to federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety, operational and inspection standards.

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

       The United States Oil Pollution Act of 1990 ("OPA 90"), as amended, and other federal statutes applicable to the Company and its operations, as well as similar state statutes in Texas, Louisiana and other coastal states, address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. These statutes and related regulations, both federal and state, impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of damages. A failure to comply with these statutes, including without limitation, OPA 90, may subject a responsible party to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance.

Operational Risks and Insurance

       Contract drilling and offshore oil and gas operations in general are subject to numerous risks including blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require drilling of relief wells; craterings, punchthroughs, or other events causing rigs to capsize, sink or otherwise incur significant damage; extensive uncontrolled fires, oil spills, or other discharges of pollutants causing damage to the environment; machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling operations; unionization or similar collective actions by the Company's employees causing significant increases in operating costs; and property damage resulting from collisions, groundings, other accidents and severe weather conditions. In addition, many of the hazards and risks associated with the Company's operations, and accidents or other events resulting from such hazards and risks, subject the Company's personnel, as well as personnel of the Company's customers, subcontractors, vendors and other third parties to personal injury or death.

       The Company maintains broad insurance coverage, subject to certain significant deductibles and levels of self-insurance. While management believes such insurance coverage is adequate, it does not cover all types of losses and in some situations it may not provide full coverage of losses or liabilities resulting from its operations. The Company maintains insurance coverage for damage to equipment and generally insures its drilling rigs for amounts not less than the estimated fair market value thereof. However, in the event of full loss, such coverage may not necessarily be sufficient to recover the cost of a newly constructed replacement rig. The Company also maintains insurance coverage for various types of liabilities and management believes the types, amounts, limits and general scope of such liability insurance coverage is comparable to the levels of coverage carried by the Company's competitors.

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

       The Company's contracts generally protect it from losses sustained as a result of negligence. However, losses resulting from contracts that do not contain such protection could have a material adverse affect on the Company's financial position, results of operations and cash flows. Losses resulting from the Company's gross negligence or willful misconduct may not be protected contractually by specific provision or application of the law and the Company's insurance may not provide adequate protection for such losses.

       The cost of many of the types of insurance coverage maintained by the Company has increased significantly. In addition, insurance market conditions have resulted in retention of additional risk by the Company, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by the Company, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that the Company will not accept retention of additional risk through higher insurance deductibles or otherwise, or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates.

       Terrorist acts or acts of war may cause damage to or disruption of the Company's operations, its employees, its property and equipment, or its customers, suppliers and subcontractors, which could significantly impact the Company's financial position, results of operations and cash flows. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create many economic and political uncertainties, including an impact on oil and gas exploration and development, which could adversely affect the Company's operations in ways that cannot be readily determined and which may not be covered by insurance.

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 61% in both 2003 and 2002. The Company's international operations are subject to political, economic and other uncertainties, such as the risks of expropriation of its equipment, expropriation of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies and currencies.

       The Company has historically maintained insurance coverage and contractual indemnities that protect it from some, but not all, of the risks associated with its foreign operations. However, there can be no assurance that any particular type of insurance coverage will be available in the future or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates. Accordingly, a significant event for which the Company is uninsured or underinsured, or for which the Company fails to recover a contractual indemnity from a customer, could cause a material adverse effect on the Company's financial position, results of operations and cash flows.

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

       The Company's international operations also face the risk of fluctuating currency values, which can impact revenue and operating costs denominated in foreign currencies. In addition, some of the countries in which the Company operates have occasionally enacted exchange controls. Historically, the Company has been able to limit these risks by obtaining compensation in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which approximate its expenditure requirements in such currencies. The Company also uses derivative financial instruments, on a limited basis, to reduce its exposure to foreign currency risk.

       The Company currently has contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since the Company's drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	63	Chairman of the Board, Chief Executive Officer and Director

William S. Chadwick, Jr.	56	Senior Vice President, Member - Office of the President and Chief Operating Officer

Phillip J. Saile	51	President and Chief Operating Officer - ENSCO Offshore International Company

James W. Swent III	53	Senior Vice President and Chief Financial Officer

Jon C. Cole	50	Senior Vice President - Business Development and Marketing & Safety, Health and Environment

Richard A. LeBlanc	53	Vice President - Corporate Finance, Investor Relations and Treasurer

H. E. Malone, Jr.	60	Vice President - Accounting, Tax and Information Systems

Paul Mars	45	Vice President - Engineering

Cary A. Moomjian, Jr.	56	Vice President, General Counsel and Secretary

David A. Armour	46	Controller

       Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each executive officer for at least the last five years.

       Carl F. Thorne has been a Director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987, and was elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from The University of Texas at Austin and a Juris Doctorate Degree from Baylor University College of Law.

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

       James W. Swent III joined the Company in July 2003 and was elected to his present position of Senior Vice President and Chief Financial Officer effective July 28, 2003. Mr. Swent previously held various financial executive positions in the information technology, telecommunications and manufacturing industries, including Memorex Corporation and Nortel Networks. He served as Chief Financial Officer and Chief Executive Officer of Cyrix Corporation from 1996 to 1997 and Chief Financial Officer and Chief Executive Officer of American Pad and Paper Company from 1998 to 2000. Prior to joining the Company, Mr. Swent had served as Co-Founder and Managing Director of Amrita Holdings, LLC since 2001. He is a graduate of the University of California at Berkeley, where he received a Bachelor of Science Degree in Finance and Masters Degree in Business Administration.

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

       Jon C. Cole joined the Company as Vice President - Business Development and Marketing in April 2003, and was elected to Senior Vice President - Business Development and Marketing & Safety, Health and Environment in March 2004. Mr. Cole has over twenty-five years of experience in the oil and gas industry, most recently with Transocean Inc. where he served as Senior Vice President from April 1993 to 1999 and as Executive Vice President from 1999 to 2003. Mr. Cole graduated from the University of Virginia with a Bachelor of Arts Degree in Chemistry and Masters Degree in Business Administration.

       Richard A. LeBlanc joined the Company in July 1989 as Manager of Finance. He assumed responsibilities for the investor relations function in March 1993, was elected Treasurer in May 1995 and Vice President - Corporate Finance, Investor Relations and Treasurer in May 2002. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration Degree, both from Louisiana State University.

       H. E. Malone, Jr. joined the Company in August 1987 and was elected Vice President - Accounting, Tax and Information Systems effective May 2002. Prior to his current position, Mr. Malone served the Company as Vice President - Finance and Vice President - Controller. Mr. Malone holds Bachelor of Business Administration Degrees from The University of Texas at Austin and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

       Paul Mars joined the Company in June 1998 and was elected Vice President - Engineering effective May 2003. Prior to this appointment, Mr. Mars served the Company as General Manager for the Europe and Africa Business Unit. Prior to joining the Company, Mr. Mars served in various capacities as an employee of Smedvig Offshore Limited and Transworld North Sea Drilling Services Limited. Mr. Mars holds a Bachelor of Science Honors Degree in Naval Architecture from the University of Newcastle upon Tyne, England.

       Cary A. Moomjian, Jr. joined the Company in January 2002 and thereupon was elected Vice President, General Counsel and Secretary. Mr. Moomjian has over twenty-five years of experience in the oil and gas industry. From 1976 to 2001, Mr. Moomjian served in various management and executive capacities as an employee of Santa Fe International Corporation, including Vice President, General Counsel and Secretary from 1993 to 2001. Mr. Moomjian holds a Bachelor of Arts Degree from Occidental College and a Juris Doctorate Degree from Duke University School of Law.

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

Employees

       The Company had approximately 3,600 full-time employees worldwide as of February 1, 2004. The Company considers relations with its employees to be satisfactory. None of the Company's domestic employees are represented by unions. The Company entered into a voluntary agreement with a labor union in the North Sea and has not experienced any significant work stoppages or strikes as a result of labor disputes.

       The Company is highly dependent upon its experienced drilling rig crews and supervisory workforce, which contribute significantly to operational performance. There may be continued labor union efforts to organize offshore employees, primarily in the Gulf of Mexico, which may adversely impact the Company's cost of labor and ability to retain its current workforce or hire comparable personnel.

Available Information

       The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act and reports pertaining to the Company filed under Section 16 of the Securities Exchange Act are available free of charge on the Company's website at www.enscous.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 29, 2004:

JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

North America
ENSCO 55	1981/1997	FG-780II-C	300'/25,000'	Gulf of Mexico	Bois d'Arc(1)
ENSCO 60	1981/1997	Lev-111-C	300'/25,000'	Gulf of Mexico	Energy Partners
ENSCO 64	1973/2002	MLT-53-S	350'/30,000'	Gulf of Mexico	Dominion
ENSCO 67	1976/1996	MLT-84-S	400'/30,000'	Gulf of Mexico	Stone Energy
ENSCO 68	1976	MLT-84-S	350'/30,000'	Gulf of Mexico	Shipyard(2)
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	Stone Energy
ENSCO 74	1999	MLT Enhanced 116-C	400'/30,000'	Gulf of Mexico	BP
ENSCO 75	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Shell
ENSCO 81	1979/2003	MLT-116-C	350'/30,000'	Gulf of Mexico	BP
ENSCO 82	1979/2003	MLT-116-C	300'/30,000'	Gulf of Mexico	ChevronTexaco
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Hunt Oil
ENSCO 84	1981	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Forest Oil
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	Unocal
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	Mission Resources
ENSCO 88	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Hunt Petroleum
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Apache
ENSCO 90	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Houston Expl.
ENSCO 93	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Westport
ENSCO 95	1981	Hitachi-250-C	250'/25,000'	Gulf of Mexico	Hunt Petroleum
ENSCO 98	1977	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Stone Energy
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	Walter Oil & Gas
ENSCO 105	2002	KFELS-MOD V-B	400'/30,000'	Gulf of Mexico	Millennium

Europe/Africa
ENSCO 70	1981/1996	Hitachi-300-C NS	250'/30,000'	Denmark	DONG
ENSCO 71	1982/1995	Hitachi-300-C NS	225'/25,000'	Denmark	DONG
ENSCO 72	1981/1996	Hitachi-300-C NS	225'/25,000'	United Kingdom	ConocoPhillips
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	United Kingdom	ConocoPhillips
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	United Kingdom	BHP Billiton
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	Netherlands	Gaz de France
ENSCO 100	1987/2000	MLT-150-88-C	325'/30,000'	Nigeria	Shell
ENSCO 101	2000	KFELS-MOD V-A	400'/30,000'	Denmark	DONG

Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	India	British Gas
ENSCO 51	1981/2002	FG-780II-C	300'/25,000'	Brunei	Brunei Shell
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Malaysia	Petronas Carigali
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	U.A.E.	Committed(3)
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	Qatar	Ras Gas
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	Apache
ENSCO 57	1982/2003	FG-780II-C	300'/25,000'	Singapore	Committed(4)
ENSCO 94	1981/2001	Hitachi-250-C	250'/25,000'	Qatar	Ras Gas
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Qatar	Shell
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Qatar	Qatar Petroleum
ENSCO 102	2002	KFELS-MOD V-A	400'/30,000'	Malaysia	Sarawak Shell
ENSCO 104	2002	KFELS-MOD V-B	400'/30,000'	Australia	ConocoPhillips

South America/ Caribbean
ENSCO 76	2000	MLT Super 116-C	350'/30,000'	Trinidad and Tobago	BP

SEMISUBMERSIBLE RIG
Rig Name	Year Built	Rig Type	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	Available(5)(6)

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Indonesia	TOTAL
ENSCO II	1999	30,000'	Venezuela	Shell
ENSCO III	1999	30,000'	Venezuela	Available(6)
ENSCO XI	1994	25,000'	Venezuela	Stacked(6)
ENSCO XII	1994	25,000'	Venezuela	Available(6)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(6)
ENSCO XV	1994	25,000'	Venezuela	Stacked(6)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 23	1980/1998	25,000'	Gulf of Mexico	Available(1)
ENSCO 24	1980/1998	25,000'	Gulf of Mexico	Available(1)
ENSCO 25	1980/1998	30,000'	Gulf of Mexico	ChevronTexaco
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	Available(6)
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	Available(6)

Notes:
(1)	The ENSCO 55, ENSCO 23 and ENSCO 24 are pending sale and transfer to Keppel FELS Limited in connection with the execution of a rig construction agreement. The ENSCO 55 is expected to be transferred in May 2004, upon completion of its current contractual commitment. The ENSCO 23 and ENSCO 24 are expected to be transferred simultaneously with, or before, transfer of the ENSCO 55.
(2)	The ENSCO 68, which entered the shipyard in December 2003, is expected to leave the shipyard in September 2004.
(3)	The ENSCO 53 is committed to Ras Gas in Qatar and is expected to commence drilling operations in March 2004.
(4)	The ENSCO 57 is committed to Murphy Malaysia and is expected to commence drilling operations in March 2004.
(5)	The ENSCO 7500 completed an approximate three-year contract on February 29, 2004, and is currently being marketed at a rate of $100,000 per day.
(6)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.

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

       Platform rigs are designed to be temporarily installed on permanently constructed offshore platforms. The platform rig sections are lifted onto the offshore platforms with heavy lift cranes. A platform rig typically remains at a location for a longer period of time than a jackup rig, because several wells can be drilled from a single offshore platform.

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear or due to technological advancements in drilling equipment. All of the Company's rigs are in good condition and as of February 29, 2004, the Company owns all of the rigs in its fleet.

Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2003. After receipt of various regulatory consents, the transaction was finalized on April 1, 2003, for approximately $79.0 million and resulted in a pre-tax gain of approximately $6.4 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment, as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services.

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. The Company currently rents office space domestically in Houston, Texas, and internationally in Australia, Bermuda, Brunei, Denmark, India, Indonesia, Malaysia, the Netherlands, Nigeria, Qatar, Singapore, Thailand, Trinidad and Tobago and Venezuela.

Item 3.  Legal Proceedings

       In September 2003, the Company was notified that it may be subjected to criminal liability under the U.K. Heath and Safety Executive Act in connection with a fatal injury suffered by an employee on one of its rigs. The matter is currently under review by U.K. authorities and the Company has not formally been charged with an offense. Should the Company be charged and criminal liability be established, the Company is subject to a monetary fine. The Company believes it has established a sufficient reserve in relation to this matter.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2003 High	$30.75	$31.10	$28.43	$29.00	$31.10
2003 Low	$24.24	$24.32	$23.58	$24.49	$23.58

2002 High	$30.70	$35.50	$28.98	$31.62	$35.50
2002 Low	$20.87	$26.70	$21.19	$24.15	$20.87

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 16, 2004, there were approximately 1,400 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2003. Cash dividends totaling $.10 per share were paid in both 2003 and 2002. On February 10, 2004, the Company's Board of Directors declared a regular quarterly dividend of $.025 per share payable on March 17, 2004 to holders of record on February 27, 2004. The Company currently intends to continue to pay such quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

       For information concerning common stock to be issued in connection with our equity compensation plans, see Part III, Item 12, of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

       The selected consolidated financial data set forth below for the five years in the period ended December 31, 2003 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2003 (1)		2002 (2)		2001		2000			1999
	(in millions, except per share amounts)

Consolidated Statement of Income Data
Revenues	$ 790.8		$ 649.5		$ 752.7		$ 496.1			$ 327.6
Operating expenses
Contract drilling	452.9		348.9		320.5		261.5			218.5
Depreciation and amortization	135.0		117.0		109.0		94.1			93.1
Impairment of assets		--	59.9		9.2			--		--
General and administrative	22.0		18.6		16.8		13.3			11.2

Operating income	180.9		105.1		297.2		127.2			4.8
Other income (expense), net	(31.6)		(19.6)		(25.4)		(6.6)			.9

Income from continuing operations before income taxes and minority interest	149.3		85.5		271.8		120.6			5.7
Provision for income taxes	42.1		27.2		76.9		38.2			3.7
Minority interest		--		--		--	--			1.4

Income from continuing operations	107.2		58.3		194.9		82.4			.6

Income (loss) from discontinued operations	1.1		1.0		12.4		3.0			(.3)

Net income	$ 108.3		$ 59.3		$ 207.3		$ 85.4			$.3

Earnings per share - basic
Continuing operations	$ .	71	$ .	41	$ 1.	42	$ .	60		$--
Discontinued operations	.	01	.	01	.	09	.	02		--

	$ .	72	$ .	42	$ 1.	51	$ .	62		$--

Earnings per share - diluted
Continuing operations	$ .	71	$ .	41	$ 1.	41	$ .	59		$--
Discontinued operations	.	01	.	01	.	09	.	02		--

	$ .	72	$ .	42	$ 1.	50	$ .	61		$--

Weighted average common shares outstanding:
Basic	149.6		140.7		136.9		137.6			136.5
Diluted	150.1		141.4		137.9		139.3			137.7

Cash dividends per common share	$ .1	0	$ .1	0	$ .1	0	$ .1	0	$ .1	0

Consolidated Balance Sheet Data
Working capital	$ 355.9		$ 189.2		$ 312.0		$ 171.6			$ 138.4
Total assets	3,183.0		3,061.5		2,323.8		2,108.0			1,983.7
Long-term debt, net of current portion	549.9		547.5		462.4		422.2			371.2
Stockholders' equity	2,081.1		1,967.0		1,440.2		1,328.9			1,234.6

(1)	During 2003, the Company sold its 27-vessel marine transportation fleet, which represented the entire marine transportation services segment previously reported by the Company. The Company's consolidated statement of income data for each of the years in the five-year period ended December 31, 2003 have been restated to reclassify the operating results of the Company's marine transportation services segment as discontinued operations.
(2)	The Company acquired Chiles on August 7, 2002. Consolidated Statement of Income Data includes the results of Chiles from the acquisition date.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a fleet of 56 drilling rigs, including 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

       The Company drills and completes oil and gas wells under contracts with major international, government-owned and independent oil and gas companies. The drilling services provided by the Company are conducted on a "day rate" contract basis, under which the Company provides its drilling rigs and rig crews and receives a fixed amount per day for drilling wells. The customer bears substantially all of the ancillary costs of constructing the wells and supporting drilling operations, as well as the economic risk relative to the success of the wells.

       Demand for the Company's services is significantly affected by regional and worldwide levels of offshore exploration and development spending by oil and gas companies. Offshore exploration and development spending levels may fluctuate substantially from year to year and from region to region. Such spending fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political and legislative environments in the U.S. and other major oil-producing countries, production levels and related activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North America, Europe/Africa, Asia Pacific and South America/Caribbean. The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Natural gas prices decreased in 2001 from record levels during 2000, and oil and gas company Gulf of Mexico drilling budgets were sharply reduced over the course of 2001. The Gulf of Mexico drilling budgets remained at moderate levels during 2002 and demand for jackup drilling rigs in the Gulf of Mexico was significantly lower than that realized in early 2001. During 2002, some jackup rigs departed the Gulf of Mexico for international service, however, the supply of jackup rigs remained in excess of demand. As a result of this imbalance, day rates were significantly lower in 2002 than they were in early 2001. Demand for jackup rigs in the Gulf of Mexico decreased during the first half of 2003 as oil and gas companies focused more of their spending on international projects. However, demand improved somewhat in the second half of 2003 as the supply of jackup rigs in the Gulf of Mexico declined when certain rigs mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs improved over the course of 2003 mainly due to a reduction in the supply of rigs.

       Industry conditions in most international offshore drilling markets improved moderately during 2001 and 2002, as many of the major international and government-owned oil companies increased spending in those markets. Although oil prices declined somewhat over the course of 2001, increased drilling activity related to major natural gas development projects in Asia Pacific and the Middle East contributed to increased demand for jackup drilling rigs in those regions. Demand and day rates for international jackup rigs strengthened during 2001 and much of 2002, particularly in Europe and Asia Pacific. However, in the second half of 2002, day rates began to decrease modestly in Europe. Demand and day rates for jackup rigs in Europe remained fairly stable over the first half of 2003 as rigs mobilized into strong markets to meet demand. However, day rates for jackup rigs in Europe declined during the second half of 2003 due to limited term work opportunities. Day rates remained fairly stable in Asia Pacific over the course of 2003, however, activity levels declined during the fourth quarter of 2003 due to the completion of several 2003 programs prior to resumption of activity in the first quarter of 2004.

RESULTS OF OPERATIONS

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized on April 1, 2003, for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the sale transaction. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2003.

       On August 7, 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"), which has been accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. Under the terms of the Merger Agreement, each Chiles shareholder received 0.6575 of a share of the Company's common stock and $5.25 in cash in exchange for each share of Chiles common stock held. Upon completion of the transaction, the Company issued approximately 13.3 million shares of its common stock and paid approximately $106.6 million in cash to the holders of Chiles common stock. The Company's financial statements include the operating results of Chiles from the August 7, 2002 acquisition date. The acquired Chiles operations consisted of a fleet of five ultra premium jackup rigs, including two rigs operating in the Gulf of Mexico, one rig operating offshore Australia, one rig operating offshore Trinidad and Tobago, and one rig under construction that subsequently entered service in the Gulf of Mexico during December 2002. The acquisition of Chiles further strengthened the Company's position in the premium jackup market, which the Company believes currently represents one of the strongest segments of the offshore drilling market.

       The Company's consolidated operating results for each of the three years in the period ended December 31, 2003, is as follows (in millions):

	2003	2002	2001

Revenues	$790.8	$649.5	$752.7
Operating expenses
Contract drilling	452.9	348.9	320.5
Depreciation and amortization	135.0	117.0	109.0
Impairment of assets	--	59.9	9.2
General and administrative	22.0	18.6	16.8

Operating income	180.9	105.1	297.2
Other expense, net	(31.6)	(19.6)	(25.4)
Provision for income taxes	42.1	27.2	76.9

Income from continuing operations	107.2	58.3	194.9
Income from discontinued operations	1.1	1.0	12.4

Net income	$108.3	$ 59.3	$207.3

       In 2003, net income for the Company increased by $49.0 million, or 83%, and operating income increased by $75.8 million, or 72%, as compared to 2002. These increases are due primarily to a $59.9 million impairment charge in 2002 relating to the Company's Venezuela-based assets and the addition of the five rigs acquired from Chiles to the Company's rig fleet in the third quarter of 2002. Approximately $13.0 million of the $75.8 million increase in operating income is attributable to the five rigs acquired from Chiles.

       In 2002, net income for the Company decreased by $148.0 million, or 71%, and operating income decreased by $192.1 million, or 65%, as compared to 2001. These decreases are primarily due to a 43% decrease in average day rates for the Company's North America jackup rig fleet, which reduced 2002 revenue by approximately $125.0 million from 2001, a $50.7 million increase in impairment charges associated with the Company's Venezuela-based assets, and $28.8 million of revenue in 2001 from the early termination of long-term contracts for two of the Company's barge rigs in Venezuela. These decreases were partially offset by the operating results from the five jackup rigs acquired from Chiles and the newly constructed ENSCO 102, which were added to the Company's rig fleet in the third quarter of 2002 and generated an aggregate $18.8 million of operating income during 2002.

       Detailed explanations of the Company's operating results for the three years in the period ended December 31, 2003, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues and contract drilling expense for each of the three years in the period ended December 31, 2003 (in millions):

	2003	2002	2001
Revenues
Jackup rigs:
North America	$223.4	$172.2	$307.8
Europe/Africa	179.7	180.6	166.5
Asia Pacific	233.3	182.1	104.4
South America/Caribbean	32.4	11.4	--

Total jackup rigs	668.8	546.3	578.7
Semisubmersible rig - North America	66.2	61.6	60.1
Barge rig - Asia Pacific	19.5	2.5	--
Barge rigs - South America/Caribbean	18.2	17.7	78.0
Platform rigs	18.1	21.4	35.9

Total	$790.8	$649.5	$752.7

Contract Drilling Expense
Jackup rigs:
North America	$151.7	$128.2	$126.7
Europe/Africa	99.2	81.8	70.0
Asia Pacific	134.1	81.4	50.3
South America/Caribbean	13.3	5.3	--

Total jackup rigs	398.3	296.7	247.0
Semisubmersible rig - North America	19.4	21.6	18.0
Barge rig - Asia Pacific	11.4	2.8	--
Barge rigs - South America/Caribbean	11.8	13.7	30.5
Platform rigs	12.0	14.1	25.0

Total	$452.9	$348.9	$320.5

The following is an analysis of the Company's offshore drilling rigs at December 31, 2003, 2002 and 2001.

	2003	2002	2001
Jackup rigs:
North America(1)(2)	22	22	21
Europe/Africa	8	8	8
Asia Pacific(1)(2)(3)	12	12	8
South America/Caribbean(2)	1	1	--

Total jackup rigs	43	43	37
Semisubmersible rig - North America	1	1	1
Barge rig - Asia Pacific(4)	1	1	--
Barge rigs - South America/Caribbean(4)	6	6	7
Platform rigs	5	5	5

Total	56	56	50

(1)	During the first quarter of 2002, the Company mobilized two jackup rigs from the Gulf of Mexico to Singapore where they entered a shipyard for enhancement and repairs. These rigs subsequently commenced operations in Vietnam and Brunei in July 2002 and December 2002, respectively.
(2)	The Company acquired five ultra premium jackup rigs on August 7, 2002, in connection with the Chiles merger, including two that were operating in the Gulf of Mexico, one operating offshore Australia, one operating offshore Trinidad and Tobago and a fifth rig that was under construction on the acquisition date but subsequently commenced operations in the Gulf of Mexico in December 2002.
(3)	The ENSCO 102, a newly constructed harsh environment jackup rig operated by the Company, but as of December 31, 2003, was owned by a joint venture in which the Company held a 25% interest, commenced drilling operations during the third quarter of 2002.
(4)	In August 2002, the Company mobilized a barge rig from Venezuela to Singapore where it entered a shipyard for enhancement. The barge rig subsequently commenced operations under a long-term contract in Indonesia in December 2002.

   North America Jackup Rigs

       In 2003, revenues for the North America jackup rigs increased by $51.2 million, or 30%, and contract drilling expenses increased by $23.5 million, or 18%, as compared to 2002. The increases were due primarily to the addition of three rigs to the North America jackup rig fleet in the third quarter of 2002 as a result of the Chiles acquisition. During 2003, these three rigs generated an aggregate $42.7 million of revenues and $29.8 million of contract drilling expenses compared to an aggregate of $18.1 million of revenues and $9.3 million of contract drilling expenses for the last five months of 2002. Excluding the impact of the three additional rigs, revenues increased by $26.6 million, or 17%, and contract drilling expenses increased by $3.0 million, or 3%, as compared to 2002. The $26.6 million increase in revenues was primarily attributable to a 16% increase in average day rates, and to a lesser extent, increased mobilization revenue. The $3.0 million increase in contract drilling expenses was due primarily to increased mobilization and personnel costs, partially offset by the impact of decreased utilization.

       In 2002, revenues for the Company's North America jackup rigs decreased by $135.6 million, or 44%, and contract drilling expenses increased by $1.5 million, or 1%, as compared to 2001. The decrease in revenues was due primarily to a 43% decline in average day rates and the mobilization of three jackup rigs from the Gulf of Mexico to the Asia Pacific region in the fourth quarter of 2001 and first quarter of 2002. The decrease in revenues was partially offset by the operating results of the ENSCO 74, ENSCO 75 and ENSCO 105 acquired from Chiles in August 2002. These three rigs contributed $18.1 million of revenue for 2002. Construction of the ENSCO 105 was completed in the fourth quarter of 2002 and the rig operated 21 days in 2002. The increase in contract drilling expenses was due primarily to the addition of the three rigs acquired from Chiles and an increase in insurance cost for the fleet, offset in part by the impact of three rigs leaving the Gulf of Mexico.

   Europe/Africa Jackup Rigs

       In 2003, revenues for the Europe/Africa jackup rigs decreased by $900,000 and contract drilling expenses increased by $17.4 million, or 21%, as compared to 2002. The decrease in revenues was primarily attributable to 14% decrease in average day rates partially offset by an increase in utilization to 93% in 2003 from 81% in 2002. The increase in contract drilling expenses was due primarily to the impact of increased utilization and the increased cost structure associated with the ENSCO 100, which operated offshore Nigeria for twelve months in 2003 compared to only five months during 2002.

       In 2002, revenues for the Europe/Africa jackup rigs increased by $14.1 million, or 8%, and contract drilling expenses increased by $11.8 million, or 17%, as compared to 2001. The increase in revenues was due primarily to a 15% increase in average day rates, partially offset by lower utilization, which decreased to 81% in 2002 from 88% in 2001. In August 2002, the Company mobilized the ENSCO 100 jackup rig from the North Sea to Nigeria where it commenced drilling operations in September 2002. The increase in contract drilling expenses was due primarily to costs associated with relocating the ENSCO 100 from Europe to West Africa, increased shorebase support cost and an increase in insurance costs.

   Asia Pacific Jackup Rigs

       In 2003, revenues for the Asia Pacific jackup rigs increased by $51.2 million, or 28%, and contract drilling expenses increased by $52.7 million, or 65%, as compared to 2002. The increases were due primarily to the addition of the ENSCO 102 and the ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During 2003, these rigs generated an aggregate $68.0 million of revenues and $46.6 million of contract drilling expenses, including a net $14.6 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations, compared to an aggregate of $22.9 million of revenues and $11.8 million of contract drilling expenses for the last five months of 2002. Excluding the impact of the ENSCO 102 and the ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased by $6.1 million, or 4%, and contract drilling expenses increased by $17.9 million, or 26%, from 2002. The $6.1 million increase in revenues was primarily attributable to an increase in mobilization revenue during 2003. The $17.9 million increase in contract drilling expenses was due primarily to increased contract drilling expenses associated with the ENSCO 51, which was fully utilized during 2003, but incurred minimal contract drilling expenses while in the shipyard during the majority of 2002, the increased cost structure associated with the ENSCO 53, which operated offshore Australia during 2003 as compared to operating offshore Thailand during 2002 and increased personnel and repair expenses associated with the remaining rigs in the fleet.

       In 2002, revenues for the Asia Pacific jackup rigs increased by $77.7 million, or 74%, and contract drilling expenses increased by $31.1 million, or 62%, as compared to 2001. The increase in revenues was due primarily to higher average day rates, which increased 39% from 2001, and the increase in the size of the Asia Pacific jackup rig fleet. The ENSCO 94, ENSCO 54 and ENSCO 51 were mobilized from the Gulf of Mexico and commenced operations in the Asia Pacific region in February 2002, July 2002 and December 2002, respectively. In addition, the newly constructed ENSCO 102 entered service in July 2002 and the ENSCO 104 operating results were included from the August 7, 2002 Chiles acquisition date. These five rigs contributed $50.1 million of revenue to the Asia Pacific region in 2002. The increase in contract drilling expenses was due primarily to expenses associated with the five rigs added to the fleet, including related mobilization expenses, and an increase in insurance costs on the remaining rigs in the fleet.

   South America/Caribbean Jackup Rig

       The Company has one jackup rig acquired in connection with the Chiles acquisition, the ENSCO 76, operating under a long-term contract in Trinidad and Tobago. The results of the ENSCO 76 operations are included in the Company's operating results from the date of the Chiles acquisition on August 7, 2002. In 2003, revenues for the ENSCO 76 increased by $21.0 million, or 184%, and contract drilling expenses increased by $8.0 million, or 151%, as compared to 2002. The increases are due to a full year of contract operations in 2003 compared to 146 days of contract operations in 2002.

   North America Semisubmersible Rig

       In 2003, revenues for the ENSCO 7500 increased by $4.6 million, or 7%, and contract drilling expenses decreased by $2.2 million, or 10%, as compared to 2002. The increase in revenues was due primarily to an increase in utilization to 96% in 2003 from 92% in 2002 and to a lesser extent, a 1% increase in the average day rate. The rig experienced down time during 2002 to undergo hull repairs. The decrease in contract drilling expenses was due primarily to costs related to the aforementioned hull repairs incurred in 2002.

       In 2002, revenues for the ENSCO 7500 increased by $1.5 million, or 2%, and contract drilling expenses increased by $3.6 million, or 20%, as compared to 2001. The increase in revenues was primarily attributable to a 3% increase in average day rates, which resulted from contractual rate adjustments that compensate the Company for certain cost increases. The increase in contract drilling expenses was due primarily to costs associated with steel hull repairs during the first quarter of 2002 and an increase in insurance costs.

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

       In 2003, revenues and contract drilling expenses for the Asia Pacific barge rig increased by $17.0 million and $8.6 million, respectively, as compared to 2002. The increases were due to a full year of contract operations in Indonesia during 2003 compared to 138 days of mobilization and shipyard activity in 2002.

   South America/Caribbean Barge Rigs

       In 2003, revenues for the South America/Caribbean barge rigs increased by $500,000, or 3%, and contract drilling expenses decreased by $1.9 million, or 14%, as compared to 2002. The increase in revenues was due primarily to increased utilization of the ENSCO III, which operated under a short-term contract at the end of 2003 and was idle during 2002, partially offset by reduced activity of the ENSCO XII, which completed a contract and demobilized from Trinidad to Venezuela during 2002 and was idle during 2003. The decrease in contract drilling expenses was due primarily to reduced costs associated with the ENSCO I, which was mobilized from Venezuela to Indonesia in August 2002, the termination of the ENSCO XII contract in 2002 and subsequent demobilization from Trinidad to Venezuela and the devaluation of the Venezuelan currency during the current year.

       In 2002, revenues for the South America/Caribbean barge rigs decreased by $60.3 million, or 77%, and contract drilling expenses decreased by $16.8 million, or 55%, as compared to 2001. The decrease in revenues was due primarily to lower utilization, which decreased to 17% in 2002 from 34% in 2001, and the termination of two contracts in 2001. In September and November of 2001, a customer elected to terminate two long-term contracts after approximately half of the respective five-year contract terms had been completed. The terminations resulted from the customer's disappointing oil production rates from the reservoir and the ensuing reduction in their drilling plans, and were not due to any fault with the Company's drilling rigs. In connection with the two contract terminations, the Company received lump sum, early contract termination payments totaling $28.8 million, all of which was recognized as revenue during 2001. The decrease in contract drilling expenses was due primarily to lower utilization.

   Platform Rigs

       In 2003, revenues for platform rigs decreased by $3.3 million, or 15%, and contract drilling expenses decreased by $2.1 million, or 15%, as compared to 2002. The decreases in revenues and contract drilling expenses were due primarily to reduced utilization of the ENSCO 26, which was idle during the majority of 2003, but fully utilized in 2002.

       In 2002, revenues for the platform rigs decreased by $14.5 million, or 40%, and contract drilling expenses decreased by $10.9 million, or 44%, as compared to 2001. The decrease in revenues was due primarily to two rigs, one of which was idle during 2002 compared to being 80% utilized during 2001 and a second rig that earned a minimal standby rate during substantially all of 2002 compared to earning a full day rate in 2001. The decrease in contract drilling expenses was due primarily to the two rigs discussed above.

Depreciation and Amortization

       Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which, among other things, eliminated the requirement to amortize goodwill.

       Depreciation and amortization expense for 2003 increased by $18.0 million, or 15%, as compared to 2002. The increase was primarily attributable to the depreciation associated with the five rigs acquired from Chiles in August 2002 and depreciation on capital enhancement projects completed in 2003 and 2002, partially offset by an approximate $3.8 million reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

       Depreciation and amortization expense in 2002 increased by $8.0 million, or 7%, as compared to 2001. The increase was primarily attributable to the Chiles rigs acquired in August 2002 and depreciation on capital enhancement projects completed in 2002 and 2001, partially offset by the recognition of $3.0 million of goodwill amortization in 2001 and $1.3 million of depreciation in the prior year associated with two barge rigs that were taken out of service in December 2001.

Impairment of Assets

       The Company's South America/Caribbean barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"). In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. As a result of the uncertainty surrounding its South America/Caribbean barge rig fleet, the Company has evaluated the carrying value of the barge rigs for impairment on a regular basis during recent years.

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls were enacted and many Venezuela businesses ceased or reduced operations causing substantial layoffs. As a result of these adverse developments, the Company recognized a $59.9 million impairment charge related to its Venezuela-based assets in the fourth quarter of 2002. At December 31, 2003, the carrying value of the Company's six barge rigs in Venezuela totaled $49.5 million. (See Note 4 to the Company's Consolidated Financial Statements for a further discussion of the impairment of the Company's assets in Venezuela.)

       In December 2001, the Company recognized a $9.2 million impairment charge in connection with its decision to sell the two oldest, least capable rigs in its South America/Caribbean barge fleet. The two rigs were subsequently sold, and the Company recognized an insignificant gain, during 2003.

General and Administrative

       General and administrative expense in 2003 increased by $3.4 million, or 18%, as compared 2002. The increase was primarily attributable to the payment in the first quarter of 2003 of one-time severance costs of $1.1 million under an employment contract assumed in connection with the Chiles acquisition, an increase in other personnel costs, an increase in insurance costs and an increase in professional fees related to the implementation of the Company's new accounting and procurement system.

       General and administrative expense in 2002 increased by $1.8 million, or 11%, as compared to 2001. The increase was primarily attributable to higher personnel costs, including additional personnel attributable to the Chiles acquisition, and costs associated with relocating the Company's corporate headquarters.

Other Income (Expense)

       Other income (expense) for each of the three years in the period ended December 31, 2003, is as follows (in millions):

	2003	2002	2001
Interest income	$ 3.4	$ 5.1	$ 8.3
Interest expense, net:
Interest expense	(38.7)	(36.2)	(35.0)
Capitalized interest	2.0	5.1	2.2

	(36.7)	(31.1)	(32.8)
Other, net	1.7	6.4	(.9)

	$(31.6)	$(19.6)	$(25.4)

       Interest income decreased by $1.7 million in 2003, as compared to 2002, due to lower average cash balances invested and lower average interest rates. Interest income decreased by $3.2 million in 2002, as compared to 2001, due to lower average interest rates.

       Interest expense increased by $2.5 million in 2003, as compared to 2002, and $1.2 million in 2002, as compared to 2001, due primarily to the additional debt assumed in the Chiles acquisition. See "Liquidity and Capital Resources - Financing and Capital Resources" for further information on the debt assumed from Chiles.

       Capitalized interest decreased by $3.1 million in 2003, as compared to 2002, due to a decrease in the amount invested in construction and enhancement projects, primarily the ENSCO 102 and the ENSCO 105 construction projects, which were completed in the third and fourth quarters of 2002, respectively. Capitalized interest increased $2.9 million in 2002, as compared to 2001, due to an increase in the amount invested in construction and enhancement projects, primarily the ENSCO 105 (acquired from Chiles in August 2002).

       Other, net for 2003 consists primarily of a $3.0 million gain related to the receipt and sale of shares of common stock of Prudential Financial, Inc. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and Prudential Financial, Inc.'s conversion from a mutual company to a stock company. Other net for 2003 also includes $900,000 in foreign currency translation losses and a loss of $300,000 related to the decline in fair value of certain treasury rate lock agreements obtained in connection with the Chiles acquisition. (See "Market Risk" for further information on the Chiles treasury rate lock agreements.)

       Other, net for 2002 includes a $5.8 million gain in connection with the settlement of an insurance claim related to the ENSCO 51, which sustained damage from a natural gas fire, and net gains resulting from changes in foreign currency exchange rates, partially offset by an $800,000 loss related to the decrease in fair value of certain treasury rate lock agreements obtained in connection with the Chiles acquisition. (See "Market Risk" for further information on the Chiles treasury rate lock agreements.)

       Other, net in 2001 includes a $625,000 provision for the settlement of a class action, anti-trust lawsuit (see Note 13 to the Company's Consolidated Financial Statements).

Provision for Income Taxes

       The Company recorded income tax expense of $42.1 million and $27.2 million in the years ended December 31, 2003 and 2002, respectively. The $14.9 million increase in the income tax provision from 2002 to 2003 is primarily attributable to the increased profitability of the Company, offset in part by a decrease in the effective tax rate to 28.2% in 2003 from 31.8% in 2002. The decrease in effective tax rate is due primarily to a $1.7 million decrease in a valuation allowance. In 2002, the Company recorded a $2.6 million valuation allowance against a deferred tax asset that arose as a result of the recognition of an impairment charge associated with the carrying value of the Company's barge rigs in Venezuela. In 2003, the valuation allowance decreased $1.7 million as a result of an equal amount of decrease in the associated deferred tax asset. The decrease in effective tax rate was partially offset by the impact of changes in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and the impact of certain tax credits and income not subject to tax.

       The Company recorded income tax expense of $27.2 million and $76.9 million in the years ended December 31, 2002 and 2001, respectively. The $49.7 million decrease in income tax provision from 2001 to 2002 is primarily attributable to decreased profitability in 2002, partially offset by an increase in the effective tax rate to 31.8% in 2002 from 28.3% in 2001. The increase in effective tax rate is due primarily to the recognition of the aforementioned valuation allowance in 2002, and to a lesser extent, changes in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates. The increase in effective tax rate was partially offset by the impact of certain tax credits and income not subject to tax.

Discontinued Operations

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized on April 1, 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Year Ended December 31,
	2003	2002	2001

Revenues	$ 7.6	$ 48.6	$ 64.7
Operating expenses	(12.2)	(47.0)	(44.6)

Operating income (loss) before income taxes	(4.6)	1.6	20.1
Income tax (expense) benefit	1.6	(.6)	(7.7)
Gain on sale of discontinued operations, net	4.1	--	--

Income from discontinued operations	$ 1.1	$ 1.0	$ 12.4

LIQUIDITY AND CAPITAL RESOURCES

       Although somewhat cyclical, the Company has historically relied on its cash flow from operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial majority of the Company's cash flow is invested in the expansion and enhancement of its fleet of drilling rigs.

       During the three-year period ended December 31, 2003, the Company's primary sources of cash included an aggregate $893.0 million generated from drilling operations, an aggregate $83.8 million from borrowings and $78.8 million from the sale of its marine transportation fleet in 2003. During the three-year period ended December 31, 2003, the Company's primary uses of cash included an aggregate $636.1 million for the acquisition, construction, enhancement and other improvement of drilling rigs, including $99.9 million associated with the acquisition of Chiles, an aggregate $99.4 million for repayment of loans and $84.2 million for the repurchase of the Company's stock in 2001.

       Detailed explanations of the Company's liquidity and capital resources for the three years in the period ended December 31, 2003, including discussions of cash flow from operations, capital expenditures, financing, off-balance sheet arrangements, contractual obligations and commercial commitments, are set forth below.

Cash Flow from Operations and Capital Expenditures

	Year Ended December 31,
	2003	2002	2001
	(in millions)

Cash flow from continuing operations	$292.5	$202.6	$397.9

Capital expenditures on continuing operations:
New construction	$ 1.0	$ 31.8	$ 15.3
Enhancements	139.6	147.7	88.1
Minor upgrades and improvements	46.0	38.7	28.0

	$186.6	$218.2	$131.4

       Cash flow from continuing operations in 2003 increased by $89.9 million, or 44%, from 2002. The improvement resulted from a $60.7 million increase in cash flow from working capital changes and a $29.2 million increase in cash flow from improved profitability. Cash flow from continuing operations in 2002 decreased by $195.3 million, or 49%, from 2001. The reduction resulted from a $106.7 million decrease in cash flow from working capital changes and an $88.6 million decrease in cash flow from decreased profitability.

       The Company continues to expand the size and quality of its fleet of drilling rigs. During the past three years, the Company has invested $375.4 million upgrading the capability and extending the service lives of its drilling rigs as part of its ongoing enhancement program and an additional $48.1 million relating to the construction of new rigs. The Company also utilized a net $99.9 million of cash in connection with the Chiles acquisition in August 2002.

       Effective January 31, 2004, the Company purchased the ENSCO 102 from a 26% owned joint venture for a net payment of $94.6 million. In addition to the acquisition of the ENSCO 102, management anticipates that capital expenditures in 2004 will include approximately $200.0 million for rig enhancement projects and approximately $50.0 million for minor upgrades and improvements. Management also plans to invest approximately $14.4 million in its joint venture formed to construct and own the ENSCO 106 during 2004. Excluding the pending sale and transfer of three rigs, management does not expect to make capital expenditures for the recently announced new construction of the ENSCO 107 during 2004. (See "Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements for information concerning the Company's investments in joint ventures related to the ENSCO 102 and ENSCO 106; see "Outlook" for information concerning the construction of the ENSCO 107.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the non-owned interest in the ENSCO 106 in 2004.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to capital ratios are summarized below (in millions, except percentages):

	At December 31,
	2003	2002	2001

Long-term debt	$ 549.9	$ 547.5	$ 462.4
Total capital (1)	2,631.0	2,514.5	1,902.6
Long-term debt to total capital	20.9%	21.8%	24.3%

(1)	Total capital includes long-term debt plus stockholders equity.

     In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.25 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan that provided interim financing for the construction of the ENSCO 105. As of December 31, 2003, the Company had $76.5 million outstanding under the bonds.

     In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76 (formerly the Chiles Coronado). The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has a guaranteed the performance of its obligations under the bonds to MARAD. As of December 31, 2003, the Company had $47.0 million outstanding under the bonds.

     On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of December 31, 2003, the Company had $152.0 million outstanding under the bonds.

     In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). Interest on the Notes and the Debentures is payable semiannually in May and November, and totals $20.9 million on an annual basis.

     The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. As of December 31, 2003, the Company was in compliance with these covenants. The Company had no amounts outstanding under the Credit Agreement at December 31, 2003.

       The Company's total capital increased $116.5 million during the year ended December 31, 2003, due primarily to the profitability of the Company during 2003. The Company's total capital increased $611.9 million during the year ended December 31, 2002, due primarily to $449.1 million of common stock issued and $102.0 million of net long-term debt assumed in connection with the Chiles acquisition and the profitability of the Company during 2002.

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

       Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that was scheduled to expire in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations is remitted to EEL in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Charter proceeds received by EEL are used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid is used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL are adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest is equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes. (See Note 6 to the Company's Consolidated Financial Statements for summary financial statements of EEL and a further discussion of the Company's investment.)

       Under the terms of the agreement with KFELS, the Company had an option to purchase the ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. Effective January 31, 2004, the Company exercised its purchase option and acquired the ENSCO 102 for a net payment of $94.6 million.

       During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised its purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised.

       The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II.

       Further information regarding the Company's off-balance arrangements is presented in Note 6 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Contractual Obligations and Commercial Commitments

       The Company's significant contractual obligations as of December 31, 2003, and the periods in which such obligations are due, are as follows:

	Payments due by period
		2005	2007
		and	and	After
	2004	2006	2008	2008	Total

Principal payments on long-term debt	$ 23.0	$ 46.1	$196.1	$310.3	$ 575.5
Interest payments on long-term debt	36.5	68.9	53.4	243.8	402.6
Operating leases	5.2	4.6	2.5	.1	12.4
Other*	42.9	--	--	--	42.9

Total contractual cash obligations	$107.6	$119.6	$252.0	$554.2	$1,033.4

*	Other contractual obligations and commercial commitments include a $14.4 million commitment related to the Company's investment in the joint venture to construct the ENSCO 106 and a $28.5 million commitment related to the ENSCO 68 enhancement project.

       At December 31, 2003, the Company has no capital lease obligations. On February 17, 2004, the Company entered into an agreement with KFELS to exchange three rigs and $55.0 million for the construction of a new high performance premium jackup rig to be named the ENSCO 107. Under the agreement, which is subject to the execution of a definitive construction contract and regulatory approvals, the Company anticipates paying its $55.0 million construction commitment during 2005.

Liquidity

       The Company's liquidity position is summarized in the table below (in millions, except ratios):

	At December 31,
	2003	2002	2001

Cash and short-term investments	$354.0	$185.5	$310.4
Working capital	355.9	189.2	312.0
Current ratio	2.9	2.0	3.1

       At December 31, 2003, the Company had $354.0 million of cash and cash equivalents, as well as $250.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including contractual obligations of $107.6 million and anticipated capital expenditures, excluding the ENSCO 68 which is included in contractual obligations, of $316.1 million during 2004, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its Credit Agreement or other future financing arrangements.

       The Company has historically funded the majority of its liquidity from operating cash flow. The Company anticipates the majority of its cash flow in the near to intermediate-term will continue to be invested in the expansion and enhancement of its fleet of drilling rigs. As a substantial majority of such expenditures are elective, the Company expects to be able to maintain adequate liquidity throughout future business cycles through the deferral or acceleration of its future capital investments, as necessary. Accordingly, while future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

     The Company uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At December 31, 2003, the Company had foreign currency exchange contracts outstanding to exchange $18.7 million U.S. dollars for Australian dollars and Great Britain pounds.

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At December 31, 2003, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

     In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements that were scheduled to mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. The Company subsequently settled the $15.0 million notional amount of treasury rate lock agreements deemed as speculative in October 2002 ($10.0 million) and June 2003 ($5.0 million). The Company settled the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge in October 2003 in connection with the pricing and subsequent issuance of the MARAD bonds. (See Note 8 to the Company's Consolidated Financial Statements.)

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, is not determinable at this time. Management's current plans and expectations relative to its major areas of operations and near-term industry conditions are detailed below.

   Rig Construction

       On February 17, 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS") to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and a sister rig to the ENSCO 106, which is currently under construction in Singapore. The ENSCO 106, which is being constructed under a joint venture with KFELS, is expected to be delivered by year-end 2004, and delivery of the ENSCO 107 is expected in late 2005. The transaction is subject to execution of a definitive construction contract and regulatory approvals. The ENSCO 55 is currently working in the Gulf of Mexico and is expected to be transferred to KFELS in May 2004, upon completion of its contractual commitment. The ENSCO 23 and ENSCO 24, two idle platform rigs, are expected to be transferred to KFELS simultaneously with, or before, transfer of the ENSCO 55.

   North America

       Management continues to evaluate the relocation of jackup rigs from the Gulf of Mexico. The Company has moved three of its Gulf of Mexico-based jackup rigs to pursue international opportunities during the past 30 months and management currently anticipates the international deployment of at least two additional jackup rigs during 2004. The Company continues its program of upgrading its Gulf of Mexico jackup rig fleet. The ENSCO 68 is currently in a shipyard undergoing major enhancements and is projected to return to service in October 2004. The Company plans to commence enhancement procedures on at least four additional Gulf of Mexico jackup rigs during 2004, with shipyard durations of at least four months each.

       The ENSCO 7500, the Company's deep water semisubmersible rig, completed an approximate three-year contract on February 29, 2004 and is currently being marketed at a day rate of approximately $100,000.

       As of February 29, 2004, one of the Company's five platform rigs is operating under a contract scheduled for completion in April 2004. As discussed above, two of the four idle platform rigs are pending sale and transfer in connection with the construction of the ENSCO 107. The Company's platform rigs have experienced utilization in the 40% to 60% range during the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require increased use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

   Europe/Africa

       As of February 29, 2004, all eight of the Company's jackup rigs in the Europe/Africa region are working. However, three of these rigs with contract completions scheduled in March 2004 do not have commitments for subsequent work. Management currently anticipates idle time for some or all of these three rigs in the near term.

   Asia Pacific

       As of February 29, 2004, 11 of the Company's 13 rigs in the Asia Pacific region are operating and both idle rigs have contractual commitments to commence working in March 2004. The Company currently has substantial backlog in the Asia Pacific region, with nine of the 13 rigs committed through the fourth quarter of 2004 or later. The Company plans to increase the size of its Asia Pacific fleet during 2004 through the relocation of at least two jackup rigs from the Gulf of Mexico. Allowing for mobilization and shipyard procedures upon arrival, management does not expect any rigs relocated from the Gulf of Mexico to be available for service in the Asia Pacific region until the second half of 2004.

   South America/Caribbean

       The Company's jackup rig working offshore Trinidad and Tobago, the ENSCO 76, continues operations under a contract scheduled for completion in September 2004. As of February 29, 2004, five of the Company's six barge rigs located in Venezuela are idle and the ENSCO II, which is currently working, is scheduled to complete its contract in May 2004. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term. The Company evaluated the carrying values of its barge rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes.

   Property and Equipment

       At December 31, 2003, the carrying value of the Company's property and equipment totaled $2,217.2 million, which represents 70% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

   Impairment of Long-Lived Assets

       The Company evaluates the carrying value of its property and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Generally, extended periods of idle time and/or inability to contract assets at economical rates are an indication that an asset may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for assets to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, assets are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual assets, groups of assets, such as a type of drilling rig, or assets in a certain geographic location. The Company's assets are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

       As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, the Company no longer amortizes goodwill but instead tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires the Company to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of the reporting units is determined to be less than their carrying value, the Company is required to perform the second step of the goodwill impairment test to determine the amount of impairment loss, if any. Based on the Company's test performed as of December 31, 2003, there was no impairment of goodwill.

       Asset impairment evaluations are, by nature, highly subjective. They involve expectations of future cash flows to be generated by the Company's drilling rigs, and are based on management's assumptions and judgments regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of the Company's drilling rigs. The estimates, assumptions and judgments used by management in the application of the Company's asset impairment policies reflect both historical experience and an assessment of current operational, industry, economic and political environments. The use of different estimates, assumptions, judgments and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

   Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At December 31, 2003, the Company has a $336.2 million net deferred income tax liability and $59.9 million of accrued liabilities for income taxes currently payable.

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

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS 150 did not have material effect on its consolidated financial position, results of operations or cash flows.

       In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's equity interests in, and related charter arrangements associated with, ENSCO Enterprises Limited ("EEL") and ENSCO Enterprises Limited II ("EEL II") constitute variable interests in variable interest entities under FIN 46R. However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, of either EEL or EEL II, and accordingly is not required to consolidate EEL or EEL II. (See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements.)

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

       The Company maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations. There are inherent limitations in the effectiveness of any system of internal control and even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time. Management believes that the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period.

       As part of management's responsibility for monitoring compliance with established policies and procedures, it relies on, among other things, audit procedures performed by internal auditors to give assurance that established policies and procedures are adhered to in all areas subject to their audits. The Board of Directors, operating through its Audit Committee composed solely of independent outside directors, meets periodically with management and the internal auditors to review and assess the activities of each. The internal auditors meet with the Audit Committee in private executive sessions, without management present, to review the results of their audits and their assessment of the adequacy of the systems of internal accounting control and the quality of financial reporting.

REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ENSCO International Incorporated

       We have audited the accompanying consolidated balance sheets of ENSCO International Incorporated (a Delaware corporation), and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENSCO International Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Note 1 to the consolidated financial statements, ENSCO International Incorporated and subsidiaries changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

/s/ KPMG LLP

Dallas, Texas
January 26, 2004, except as to note 17 which is as of February 17, 2004

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
	2003		2002		2001

OPERATING REVENUES	$790.8		$649.5		$752.7

OPERATING EXPENSES
Contract drilling	452.9		348.9		320.5
Depreciation and amortization	135.0		117.0		109.0
Impairment of assets		--	59.9		9.2
General and administrative	22.0		18.6		16.8

	609.9		544.4		455.5

OPERATING INCOME	180.9		105.1		297.2

OTHER INCOME (EXPENSE)
Interest income	3.4		5.1		8.3
Interest expense, net	(36.7)		(31.1)		(32.8)
Other, net	1.7		6.4			(.9)

	(31.6)		(19.6)		(25.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	149.3		85.5		271.8

PROVISION FOR INCOME TAXES
Current income tax expense	14.0		17.7		57.3
Deferred income tax expense	28.1		9.5		19.6

	42.1		27.2		76.9

INCOME FROM CONTINUING OPERATIONS	107.2		58.3		194.9

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	(3.0)		1.0		12.4
Gain on disposal of discontinued operations, net	4.1			--		--

	1.1		1.0		12.4

NET INCOME	$108.3		$ 59.3		$207.3

EARNINGS PER SHARE - BASIC
Continuing operations	$ .7	1	$ .4	1	$1.4	2
Discontinued operations	.0	1.0		1.0		9

	$ .7	2	$ .4	2	$1.5	1

EARNINGS PER SHARE - DILUTED
Continuing operations	$ .7	1	$ .4	1	$1.4	1
Discontinued operations	.0	1.0		1.0		9

	$ .7	2	$ .4	2	$1.5	0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.6		140.7		136.9
Diluted	150.1		141.4		137.9

CASH DIVIDENDS PER COMMON SHARE	$ .1	0	$ .1	0	$ .1	0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except par value amounts)
	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 354.0	$ 147.1
Short-term investments	--	38.4
Accounts receivable, net	149.4	162.8
Prepaid expenses and other	39.9	39.2

Total current assets	543.3	387.5

PROPERTY AND EQUIPMENT, AT COST	3,126.3	3,090.0
Less accumulated depreciation	909.1	832.0

Property and equipment, net	2,217.2	2,258.0

GOODWILL	342.7	350.2

OTHER ASSETS, NET	79.8	65.8

	$3,183.0	$3,061.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15.8	$ 15.0
Accrued liabilities	148.6	161.8
Current maturities of long-term debt	23.0	21.5

Total current liabilities	187.4	198.3

LONG-TERM DEBT	549.9	547.5

DEFERRED INCOME TAXES	345.9	332.3

OTHER LIABILITIES	18.7	16.4

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
173.9 million and 172.6 million shares issued	17.4	17.2
Additional paid-in capital	1,409.0	1,383.5
Retained earnings	928.6	835.3
Restricted stock (unearned compensation)	(13.0)	(5.8)
Accumulated other comprehensive loss	(10.9)	(12.1)
Treasury stock, at cost, 23.4 million and 23.6 million shares	(250.0)	(251.1)

Total stockholders' equity	2,081.1	1,967.0

	$3,183.0	$3,061.5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	Year Ended December 31,
	2003	2002	2001

OPERATING ACTIVITIES
Net income	$108.3	$ 59.3	$207.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss (income) from discontinued operations	3.0	(1.0)	(12.4)
Depreciation and amortization	135.0	117.0	109.0
Impairment of assets	--	59.9	9.2
Deferred income tax provision	28.1	9.5	19.6
Gain on sale of discontinued operations, net	(4.1)	--	--
Tax benefit from stock compensation	6.6	4.0	3.0
Amortization of other assets	5.6	10.4	8.3
Net gain on asset dispositions	--	(5.8)	(1.5)
Other	2.5	2.5	1.9
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	13.8	(30.6)	43.1
Increase in prepaid expenses and other assets	(11.6)	(21.2)	(13.6)
Increase (decrease) in accounts payable	.6	(13.5)	(3.1)
Increase in accrued and other liabilities	4.7	12.1	27.1

Net cash provided by operating activities of continuing operations	292.5	202.6	397.9

INVESTING ACTIVITIES
Additions to property and equipment	(186.6)	(218.2)	(131.4)
Net cash used in Chiles acquisition	--	(99.9)	--
Net proceeds from sale of discontinued operations	78.8	--	--
Proceeds from disposition of assets	5.2	24.3	5.0
Sale (purchase) of short-term investments	38.4	(6.8)	(31.6)
Sale (purchase) of long-term investments	--	23.0	(23.0)
Investment in joint ventures	(13.5)	--	--

Net cash used in investing activities of continuing operations	(77.7)	(277.6)	(181.0)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	26.7	4.4	52.7
Reduction of long-term borrowings	(23.0)	(63.7)	(12.7)
Repurchase of common stock	--	--	(84.2)
Cash dividends paid	(15.0)	(14.2)	(13.7)
Proceeds from exercise of stock options	12.4	19.5	7.1
Deferred financing costs	(5.8)	(1.3)	(3.3)
Other	(.7)	(1.0)	(.4)

Net cash used in financing activities of continuing operations	(5.4)	(56.3)	(54.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	.9	(.9)	(.2)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(3.4)	.5	10.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206.9	(131.7)	172.2

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	147.1	278.8	106.6

CASH AND CASH EQUIVALENTS, END OF YEAR	$354.0	$147.1	$278.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

       ENSCO International Incorporated and subsidiaries (the "Company") is one of the leading international providers of offshore drilling services to the oil and gas industry. The Company's contract drilling operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide levels of offshore exploration and development spending by oil and gas companies. Levels of offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions, political and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, technological advancements that impact the methods or cost of oil and gas exploration and development, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 14 "Segment Information" for additional information concerning the Company's operations by geographic region). On April 1, 2003, the Company completed the sale of its 27-vessel marine transportation fleet (see Note 3 "Discontinued Operations").

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

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are reflected in the consolidated statements of income. The Company had translation losses of $900,000 for the year ended December 31, 2003 and translation gains of $900,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity and are included in accumulated other comprehensive loss, net of tax, at December 31, 2003 and 2002.

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

   Property and Equipment

       All costs incurred in connection with the acquisition, construction, enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that drilling rigs are under construction or undergoing major enhancements and improvements. Maintenance and repair costs are charged to operating expenses. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

       The Company provides for depreciation on the straight-line method, after allowing for salvage values, over the estimated useful lives of its assets. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from four to 30 years. Other equipment, including computer and communications hardware and software costs, is depreciated over estimated useful lives ranging from two to six years. Buildings and improvements are depreciated over estimated useful lives ranging from two to 30 years.

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

       The impact of the adoption of SFAS 142 on the Company's net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2001, is presented in the following table (in millions, except per share amounts):

	2001

Reported net income	$20	7.3
Add back goodwill amortization		3.0

Adjusted net income	$21	0.3

Reported basic earnings per share	$1.51
Goodwill amortization		.03

Adjusted basic earnings per share	$1.54

Reported diluted earnings per share	$1.50
Goodwill amortization		.03

Adjusted diluted earnings per share	$1.53

       Prior to January 1, 2002, the Company amortized goodwill on the straight-line basis over 40 years. Accumulated amortization related to goodwill of $17.3 million at December 31, 2001 has been reflected in the gross-carrying amount of goodwill as of December 31, 2003 and 2002. The Company initially recorded $246.4 million of goodwill during 2002 in connection with the acquisition of Chiles Offshore Inc. ("Chiles").

       During 2003, the Company adjusted the preliminary purchase price allocated to the assets acquired and liabilities assumed in connection with the Chiles acquisition. The adjustments resulted in a reduction of goodwill and adjustments to accrued liabilities and deferred income taxes. The change in the carrying amount of goodwill is as follows:

Balance at December 31, 2002	$350.2
Purchase price adjustments	(7.5)

Balance at December 31, 2003	$342.7

       The Company completed a goodwill impairment test during the fourth quarter of 2003 that resulted in no indication of impairment.

   Impairment of Long-Lived Assets

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

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The Company evaluates the carrying value of its other long-lived assets, consisting primarily of property and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For property and equipment used in the Company's operations, the determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. Property and equipment held for sale is recorded at the lower of net book value or net realizable value.

       The Company recorded impairment charges of $59.9 million and $9.2 million in 2002 and 2001, respectively, related to certain assets in Venezuela (see Note 4 "Venezuela Contract Terminations and Impairment").

   Operating Revenue and Expenses

       Substantially all of the Company's drilling services contracts are performed on a day rate basis and the term of such contracts is typically for a specific period of time or the period of time required to complete a specific task, such as drilling a well. Contract revenue and expenses are recognized on a per day basis, as the work is performed.

       In connection with some contracts, the Company receives lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to contract commencement or the demobilization of equipment and personnel upon contract completion. The net of mobilization costs incurred and the compensation received is deferred and recognized over the related contract period. Demobilization costs and related compensation are recognized as incurred, upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred. Deferred mobilization costs are included in prepaid expenses and other current assets and totaled $100,000 and $800,000 at December 31, 2003 and 2002, respectively. Deferred mobilization revenue is included in accrued liabilities and totaled $1.3 million at December 31, 2002. There was no deferred mobilization revenue at December 31, 2003.

       In connection with some contracts, the Company receives up-front, lump-sum fees or similar compensation for capital improvements to its rigs or vessels. Such compensation is deferred and recognized as revenue over the related contract period. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements is included in accrued liabilities and totaled $2.5 million and $1.1 million at December 31, 2003 and 2002, respectively.

       The Company must obtain certifications from various regulatory bodies in order to operate its drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in prepaid expenses and other current assets and other assets, net, and totaled $8.0 million and $15.1 million at December 31, 2003 and 2002, respectively.

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

   Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense related to employee stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 (in millions, except per share amounts):

	Year Ended December 31,
	2003		2002		2001

Net income, as reported	$108.3		$ 59.3		$207.3
Less stock-based employee compensation expense, net of tax	(9.2)		(12.6)		(6.5)

Pro forma net income	$ 99.1		$ 46.7		$200.8

Basic earnings per share:
As reported	$ .	72	$ .	42	$1.	51
Pro forma	.	66	.	33	1.	47

Diluted earnings per share:
As reported	.	72	.	42	1.	50
Pro forma	.	66	.	33	1.	47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2003	2002	2001

Risk-free interest rate	2.2%	3.9%	4.7%
Expected life (in years)	4.3	4.5	4.2
Expected volatility	48.1%	52.5%	53.3%
Dividend yield	.3%	.4%	.3%

       The pro forma adjustments above may not be representative of pro forma adjustments in future years since the estimated fair value of stock options is amortized to expense over the vesting period, additional options may be granted in future years and the assumptions used to determine fair value can vary significantly.

   Earnings Per Share

       For each of the three years in the period ended December 31, 2003, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Year Ended December 31,
	2003	2002	2001

Weighted average common shares outstanding (basic)	149.6	140.7	136.9
Potentially dilutive common shares:
Restricted stock grants	--	--	.1
Stock options	.5	.7	.9

Weighted average common shares outstanding (diluted)	150.1	141.4	137.9

       Options to purchase 3.4 million shares of common stock in 2003, 3.3 million shares of common stock in 2002 and 2.1 million shares of common stock in 2001 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

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

       The merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. The $567.9 million purchase price was calculated using the number of the Company's common shares issued in the acquisition and a $33.65 per share average trading price of the Company's common stock for a period of time immediately before and after the merger was announced, plus cash consideration of $5.25 per share of Chiles common stock outstanding immediately prior to the merger, estimated direct merger fees and expenses and the estimated fair value of vested Chiles employee stock options.

       The preliminary purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. The preliminary purchase price included, at estimated fair value at August 7, 2002, current assets of $29.8 million, drilling rigs and other property and equipment of $547.9 million and the assumption of current liabilities of $38.7 million, long-term debt of $153.0 million and other long-term liabilities of $64.6 million. The acquired long-term debt included $51.2 outstanding under Chiles' revolving credit facility, which the Company repaid on August 8, 2002. The Company also recorded $246.5 million of goodwill at August 7, 2002, which is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment, and the assembled workforce of Chiles. The purchase price allocation was finalized during 2003, resulting in an $8.3 million decrease in other long-term liabilities, a $800,000 increase in current liabilities, and a $7.5 million decrease in goodwill. The final goodwill related to the acquisition was $239.0 million.

3.  DISCONTINUED OPERATIONS

       On February 20, 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. The transaction was completed on April 1, 2003 for approximately $79.0 million, which resulted in a pre-tax gain of approximately $6.4 million. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income. Following is a summary of income from discontinued operations for each of the years in the three-year period ended December 31, 2003 (in millions):

	Year Ended December 31,
	2003	2002	2001

Revenues	$ 7.6	$ 48.6	$ 64.7
Operating expenses	(12.2)	(47.0)	(44.6)

Operating income (loss) before income taxes	(4.6)	1.6	20.1
Income tax (expense) benefit	1.6	(.6)	(7.7)
Gain on sale of discontinued operations, net	4.1	--	--

Income from discontinued operations	$ 1.1	$ 1.0	$ 12.4

4.  VENEZUELA CONTRACT TERMINATIONS AND IMPAIRMENT

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

       The Company's South America/Caribbean barge rig fleet operations have historically been concentrated on Lake Maracaibo in Venezuela. Lake Maracaibo market conditions have been depressed for several years due to reduced or deferred exploration and development spending by Venezuela's national oil company, Petroleos de Venezuela, S.A. ("PdVSA"). In addition, the economic and political situation in Venezuela has become increasingly unstable during recent years. As a result of the uncertainty surrounding its South America/Caribbean barge rig fleet, the Company has evaluated the carrying value of the barge rigs for impairment on a regular basis during recent years.

       In December 2001, the Company recognized a $9.2 million impairment charge in connection with its decision to sell the two oldest, least capable rigs in its South America/Caribbean barge fleet. The two rigs were subsequently sold, and the Company recognized an insignificant gain, during 2003. During the third quarter of 2002, the Company mobilized a barge rig out of Venezuela to perform a long-term contract in Indonesia.

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political interference in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls were enacted and many Venezuela businesses ceased or reduced operations, causing substantial layoffs. These adverse developments resulted in a reduction in management's expectations of future cash flows to be generated by the barge rigs and the recognition of a $59.9 million impairment charge in the fourth quarter of 2002.

       In order to calculate the impairment charge, the Company utilized the traditional present value method to determine the fair value of its barge rigs. Expected future cash flows to be generated by the barge rigs were developed based on management assumptions and judgments regarding future Venezuela industry conditions and operations, and included estimates of future utilization, day rates, expense levels and capital requirements of the barge rigs, discounted at a ten percent rate commensurate with the risk of the expected future cash flows.

       There was little change in the economic and political environment in Venezuela during 2003 and PdVSA continued to limit capital spending, particularly in the Lake Maracaibo area. The timing of an expected recovery of drilling activity in Venezuela is uncertain and considered unlikely in the near term. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. The Company evaluated the carrying value of its barge rigs in December 2003 and will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate. At December 31, 2003, the carrying value of the Company's six barge rigs in Venezuela totaled $49.5 million.

5.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Drilling rigs and equipment	$3,046.9	$2,873.4
Marine vessels	--	121.1
Other	39.7	27.7
Work in progress	39.7	67.8

	$3,126.3	$3,090.0

       The Company acquired five ultra premium jackup rigs in connection with the Chiles merger, including one that was under construction at the August 7, 2002 acquisition date and was subsequently completed during the fourth quarter of 2002. Additions to property and equipment in 2002 included $563.6 million in connection with these five rigs.

       During the fourth quarter of 2000, the Company entered into an agreement with a major international shipyard and, in connection therewith, acquired a 25% ownership interest in a harsh environment jackup rig under construction. The Company contributed $30.0 million ($15.0 million in 2000 and $15.0 million in 2002) and certain management and procurement services for its 25% interest. In May 2002, upon completion of rig construction, the Company contributed its 25% interest in the rig to a joint venture (see Note 6 "Investment in Joint Ventures").

       The Company's additions to property and equipment in 2003, 2002 and 2001 included $114.5 million, $163.1 million and $95.2 million, respectively, in connection with major modifications and enhancements of rigs. The Company evaluates the performance of its drilling rigs on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive.

6.  INVESTMENT IN JOINT VENTURES

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

       A summary of the unaudited financial statements of EEL as of and for the periods ended December 31, 2003 and 2002, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet (In Millions) (Unaudited)

	December 31,
	2003	2002

Assets

Cash	$ 1.5	$ --
Charter revenue receivable	2.9	.3
Property and equipment, net of accumulated depreciation	122.0	127.9

	$126.4	$128.2

Liabilities and Stockholders' Equity

Interest payable	$ 3.1	$ 6.4
Notes payable	124.9	129.8
Stockholder's equity
Common stock and paid in capital	4.9	--
Accumulated deficit	(6.5)	(8.0)

Total stockholders' equity	(1.6)	(8.0)

	$126.4	$128.2

ENSCO Enterprises Limited Condensed Statement of Operations (In Millions) (Unaudited)

		Period from
	Year Ended	May 7, 2002 (Inception)
	December 31, 2003	to December 31, 2002

Charter revenue	$17.1	$.3
Depreciation expense	(5.9)	(1.9)
Interest expense	(9.7)	(6.4)

Net income (loss)	$1.5	$(8.0)

       The ENSCO 102 commenced drilling operations under a term contract in September 2002. During December 2002, all of the cash flow deficits incurred prior to initial rig operations were satisfied and EEL began recognizing charter revenue. At December 31, 2003 and 2002, the Company's ownership interest in EEL was 26% and 25%, respectively.

       At December 31, 2003 and 2002, the Company's net investment in EEL totaled $41.9 million and $37.0 million, respectively, and is included in other assets, net on the consolidated balance sheet. The excess of the Company's investment carrying value over its equity in the underlying net assets of EEL is being amortized over the estimated 30-year useful life of the ENSCO 102. The Company recognized $2.8 million net of intercompany eliminations from its equity in the earnings of EEL for the year ended December 31, 2003. The Company recognized $500,000 net of intercompany eliminations from its equity in the losses of EEL for the year ended December 31, 2002. The Company's equity in the earnings and losses of EEL is included in operating expenses on the consolidated statements of income.

       During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named the ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in the ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised the purchase option upon completion of construction, the Company will bareboat charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised. At December 31, 2003, the Company's ownership interest in EEL II was 25% and the Company's net investment in EEL II totaled $11.9 million and is included in other assets, net on the consolidated balance sheet.

       The Company's equity interests in, and related charter arrangements associated with, EEL and EEL II constitute variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, of either EEL or EEL II, and accordingly, is not required to consolidate EEL or EEL II.

7.  LONG-TERM DEBT

       Long-term debt at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Interim construction loan	$--	$ 54.3
4.65% Bonds due 2020	76.5	--
5.63% Bonds due 2011	46.3	52.1
6.36% Bonds due 2015	152.0	164.7
6.75% Notes due 2007	149.6	149.5
7.20% Debentures due 2027	148.5	148.4

	572.9	569.0
Less current maturities	(23.0)	(21.5)

Total long-term debt	$549.9	$547.5

    4.65% Bonds Due 2020

       In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.3 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan ("Interim Construction Loan") that provided interim financing for the construction of the ENSCO 105.

       The Interim Construction Loan was assumed in connection with the acquisition of Chiles on August 7, 2002. Interest on the amounts borrowed under the Interim Construction Loan were payable semiannually at a variable interest rated based on the Lender's cost of funds plus .30% (1.76% at December 31, 2002). The outstanding principal balance of the Interim Construction Loan was $54.3 million at December 31, 2002. The Company borrowed an additional $26.7 million under the Interim Construction Loan during 2003.

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

    Revolving Credit Agreement

       In July 2002, the Company cancelled its existing $185.0 million credit agreement and replaced it with a new $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .525%), depending on the Company's credit rating. The Company pays a commitment fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at December 31, 2003 and 2002. The Credit Agreement matures in July 2007.

    Maturities

       Maturities of long-term debt, excluding amortization of discounts, are $23.0 million in each of the three years ending December 31, 2006, $173.1 million for the year ending December 31, 2007, $23.0 million for the year ending December 31, 2008 and $310.4 million thereafter. The Company is in compliance with the covenants of all of its debt instruments.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

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

       In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements. Upon closing of the acquisition, the Company designated $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds that the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature and subsequently settled $10.0 million notional amount in the fourth quarter of 2002 and the final $5.0 million notional amount in the second quarter of 2003. The Company recognized losses of $300,000 and $800,000 for the years ended December 31, 2003 and 2002, respectively, in connection with the decline in fair value of the $15.0 million notional amount of treasury rate lock agreements deemed to be speculative. The change in fair value of the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge during the years ended December 31, 2003 and 2002 has been included in other comprehensive income, net of tax. The fair value of the treasury lock agreements at December 31, 2002, which is included in accrued liabilities, was $8.6 million. The Company settled the $65.0 million notional amount of treasury locks in October 2003 in connection with the pricing and subsequent issuance of the MARAD bonds (see Note 7 "Long Term Debt").

       At December 31, 2003 the net unrealized losses on derivative instruments included in other comprehensive loss totaled $9.8 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses reclassified to interest expense	$ .8
Unrealized gains reclassified to operating expenses	(1.3)

Net unrealized gain reclassified to earnings	$ (.5)

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

9.  COMPREHENSIVE INCOME

       The components of the Company's comprehensive income for the years ended December 31, 2003, 2002 and 2001, are as follows (in millions):

	2003	2002	2001

Net Income	$108.3	$ 59.3	$207.3
Other comprehensive income (loss)
Transition adjustment for cumulative effect of adopting SFAS 133	--	--	(11.2)
Net change in fair value of derivatives	.3	(2.6)	1.5
Reclassification of unrealized gains and losses on derivatives from other comprehensive income (loss) into net income	.9	.4	.9

Net other comprehensive income (loss)	1.2	(2.2)	(8.8)

Total comprehensive income	$109.5	$ 57.1	$198.5

The components of the accumulated other comprehensive loss section of stockholders' equity at December 31, 2003 and 2002, are as follows (in millions):

	December 31,
	2003	2002

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	9.8	11.0

Total accumulated other comprehensive loss	$10.9	$12.1

10.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the three years in the period ended December 31, 2003.

       On August 7, 2002, the Company issued 13.3 million shares of its common stock, valued at $33.65 per share, or $449.1 million, in connection with the Chiles merger. During 2001, the Company repurchased 4.3 million shares of its common stock at a cost of $84.2 million (an average cost of $19.37 per share).

       A summary of activity in the various stockholders' equity accounts for each of the three years in the period ended December 31, 2003 is as follows (shares in thousands, dollars in millions):

								Restricted		Accumulated
				Additional				Stock		Other
	Common Stock			Paid-In		Retained		(Unearned		Comprehensive		Treasury
	Shares	Amounts		Capital		Earnings		Compensation)		Loss		Stock

BALANCE, December 31, 2000	157,274	$15.7		$ 876.5		$596.6		$(4.9)		$ (1.1)		$(153.9)
Net income	--	-	-	-	-	207.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(13.7)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	567.1			9.1		-	-	(1.4)		-	-	(1.0)
Repurchase of common stock	--	-	-	-	-	-	-	-	-	-	-	(84.2)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-		.9	-	-	-	-
Tax benefit from stock
compensation	--	-	-	3.0		-	-	-	-	-	-	-	-
Net other comprehensive loss	--	-	-	-	-	-	-	-	-	(8.8)		-	-

BALANCE, December 31, 2001	157,841	15.8		888.6		790.2		(5.4)		(9.9)		(239.1)
Net income	--	-	-	-	-	59.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(14.2)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,459.1			31.7		-	-	(1.3)		-	-	(12.0)
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.1		-	-	-	-
Common stock issued in
Chiles acquisition	13,345	1.3		459.2		-	-		(.2)	-	-	-	-
Tax benefit from stock
compensation	--	-	-	4.0		-	-	-	-	-	-	-	-
Net other comprehensive loss	--	-	-	-	-	-	-	-	-	(2.2)		-	-

BALANCE, December 31, 2002	172,645	17.2		1,383.5		835.3		(5.8)		(12.1)		(251.1)
Net income	--	-	-	-	-	108.3		-	-	-	-	-	-
Cash dividends paid	--	-	-	-	-	(15.0)		-	-	-	-	-	-
Common stock issued under
employee and director incentive
plans, net	1,269.2			18.9		-	-	(8.4)		-	-	1.1
Amortization of unearned
stock compensation	--	-	-	-	-	-	-	1.2		-	-	-	-
Tax benefit from stock
compensation	--	-	-	6.6		-	-	-	-	-	-	-	-
Net other comprehensive income	--	-	-	-	-	-	-	-	-	1.2		-	-

BALANCE, December 31, 2003	173,914	$17.4		$1,409.0		$928.6		$(13.0)		$(10.9)		$(250.0)

       At December 31, 2003 and 2002, the outstanding shares of the Company's common stock, net of treasury shares, were 150.5 million and 149.0 million, respectively.

       On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. In March 1997, the plan was amended to increase the purchase price from $50.00 to $250.00. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued from March 6, 1995 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stock receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on February 21, 2005.

11.  EMPLOYEE BENEFIT PLANS

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

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options there under. The plan was renamed the ENSCO International Incorporated 2000 Stock Option Plan (the "2000 Plan") and the option awards have been converted to ENSCO common stock equivalents in terms of exercise prices and number of shares exercisable. At the August 7, 2002 plan assumption date, exercise prices of the assumed options ranged from $10.74 per share to $25.48 per share with various expiration dates through February 2012 (6.2 years weighted average remaining contractual life). No further options will be granted under the 2000 Plan and it will be terminated upon the exercise or expiration date of the last outstanding option. At December 31, 2003, options to purchase 123,359 shares of the Company's common stock remained outstanding under the 2000 Plan.

       A summary of stock option transactions under the 1998 Plan, Directors' Plan and 2000 Plan is as follows (shares in thousands):

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,241	$25.44	4,845	$23.57	3,427	$15.80
Granted	1,292	29.16	1,464	30.74	2,118	33.98
Assumed in Chiles acquisition	--	--	490	17.91	--	--
Exercised	(1,202)	10.71	(1,395)	21.61	(520)	14.57
Forfeited	(582)	33.16	(163)	27.63	(180)	24.35

Outstanding at end of year	4,749	$29.23	5,241	$25.44	4,845	$23.57

Exercisable at end of year	1,791	$26.63	1,886	$19.15	1,780	$19.83
Weighted average fair value of options granted during the year		$10.17		$13.98		$15.74

The following table summarizes information about stock options outstanding under the 1998 Plan, Directors' Plan and 2000 Plan at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price

$ 0 - $12	444	.6 years	$ 9.20	444	$ 9.20
13 - 29	724	4.2 years	26.05	220	25.66
30 - 32	1,906	3.9 years	30.86	231	31.75
33 - 34	1,521	2.3 years	33.87	759	33.88
35 - 36	154	2.3 years	35.92	137	35.82

	4,749	3.1 years	$29.23	1,791	$26.63

       At December 31, 2003, 4.6 million shares were available for grant as options or incentive grants under the 1998 Plan and 300,000 shares were available for grant as options under the Directors' Plan.

   Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants under the 1998 Plan. Prior to the adoption of the 1998 Plan, the Company issued incentive stock grants under the ENSCO International Incorporated 1993 Incentive Plan (the "1993 Plan"). No incentive stock grants have been issued under the 1993 Plan since 1997 and no further restricted stock grants will be issued under the 1993 Plan. A maximum of 1.1 million shares may be issued as incentive stock grants under the 1998 Plan. Shares of common stock subject to incentive grants generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the vesting period.

       Incentive stock grants issued during the three years in the period ended December 31, 2003, were as follows: 345,000 shares at a weighted average fair value of $26.50 per share in 2003, 60,000 shares at a weighted average fair value of $26.82 per share in 2002, and 40,000 shares at a weighted average fair value of $37.86 per share in 2001. At December 31, 2003, there were 603,000 shares of common stock available for incentive stock grants under the 1998 Plan. Incentive stock grants for 530,500 shares of common stock were outstanding at December 31, 2003, and vest as follows: 75,500 shares in 2004, 69,500 shares in 2005, 63,000 shares in 2006, 60,000 shares in 2007, 54,000 shares in 2008, 45,500 shares in 2009, 44,500 shares in 2010, 43,500 shares in 2011, 40,500 shares in 2012 and 34,500 shares in 2013.

    Savings Plan

       The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions of $1.6 million, $3.6 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees with more than three months of service to make tax deferred contributions to the plan. Effective January 1, 2004, eligible employees with more than one month of service will be allowed to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $4.9 million, $4.8 million and $4.2 million in 2003, 2002 and 2001, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The Company's Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $40,000 in 2003, $205,000 in 2002 and $200,000 in 2001. A SERP liability of $5.1 million and $4.4 million is included in other liabilities at December 31, 2003 and 2002, respectively.

12.  INCOME TAXES

       The Company had income of $76.5 million, $48.0 million and $173.7 million from its continuing operations before income taxes in the United States and income of $72.8 million, $37.5 million and $98.1 million from its continuing operations before income taxes in foreign countries for the years ended December 31, 2003, 2002 and 2001, respectively.

       The components of the provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2003 are as follows (in millions):

	2003	2002	2001

Current income tax expense (benefit):
Federal	$(3.9)	$ (9.3)	$30.9
State	.2	.7	.3
Foreign	17.7	26.3	26.1

	14.0	17.7	57.3

Deferred income tax expense (benefit):
Federal	26.5	24.0	21.2
Foreign	1.6	(14.5)	(1.6)

	28.1	9.5	19.6

Total income tax expense	$42.1	$27.2	$76.9

Significant components of deferred income tax assets (liabilities) as of December 31, 2003 and 2002 are comprised of the following (in millions):
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$ 1.4	$.9
Foreign tax credit carryforwards	20.5	29.5
Alternative minimum tax credit carryforwards	2.6	2.6
Liabilities not deductible for tax purposes	7.1	5.7
Impaired property	.9	2.6
Other	2.7	3.2

Gross deferred tax assets	35.2	44.5
Less: Valuation allowance	(.9)	(2.6)

Deferred tax assets, net of valuation allowance	34.3	41.9

Deferred tax liabilities:
Property	(344.1)	(335.9)
Intercompany transfers of property	(20.2)	(21.6)
Maritime capital construction fund	(1.1)	(3.4)
Derivative financial instrument	(2.8)	(2.0)
Other	(2.3)	(2.4)

Total deferred tax liabilities	(370.5)	(365.3)

Net deferred tax liabilities	$(336.2)	$(323.4)

Net current deferred tax asset	$ 9.7	$ 8.9
Net noncurrent deferred tax liability	(345.9)	(332.3)

Net deferred tax liability	$(336.2)	$(323.4)

       In the fourth quarter of 2002, the Company recognized an impairment charge related to the carrying value of its barge rigs located in Venezuela. As a result of the impairment, the tax basis of the barge rigs located in Venezuela exceeds the corresponding financial statement basis, resulting in a deferred tax asset of $900,000 and $2.6 million at December 31, 2003 and 2002, respectively. Due to the severe deterioration of the economic and political environment in Venezuela and the uncertainty relative to a recovery of drilling activity, the Company does not expect to realize the benefit of the deferred tax asset and has established a valuation allowance for the full amount of the associated deferred tax asset. The valuation allowance decreased $1.7 million from December 31, 2002 to December 31, 2003 as a result of an equal amount of decrease in the associated deferred tax asset.

       The consolidated effective income tax rate on continuing operations for each of the three years in the period ended December 31, 2003, differs from the United States statutory income tax rate as follows:

	2003	2002	2001

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(4.1)	(7.1)	(7.8)
Change in valuation allowance	(1.2)	3.0	--
Goodwill amortization	--	--	.4
Other	(1.5)	.9	.7

Effective income tax rate	28.2%	31.8%	28.3%

       At December 31, 2003, the Company had net operating loss carryforwards of $4.1 million and foreign tax credit carryforwards of $20.5 million. If not utilized, the net operating loss carryforwards expire in 2022 and the foreign tax credit carryforwards expire from 2006 through 2008. As a result of certain acquisitions in prior years, the utilization of a portion of the Company's net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code of 1986. However, the Company does not expect such limitations to have an effect upon its ability to utilize its net operating loss carryforwards.

       It is the policy of the Company to consider that income generated in foreign subsidiaries is permanently invested and, therefore, no deferred taxes are provided. A significant portion of the Company's undistributed foreign earnings at December 31, 2003 was generated by controlled foreign corporations. A portion of the undistributed foreign earnings were taxed, for U.S. tax purposes, in the year that such earnings arose. Should the Company make a distribution of foreign earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. income taxes. However, the deferred tax liability related to the future remittance of undistributed foreign earnings is not expected to be significant.

13.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $4.6 million in 2003, $5.6 million in 2002 and $4.3 million in 2001. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $5.2 million in 2004; $2.7 million in 2005; $1.9 million in 2006; $1.8 million in 2007; $700,000 in 2008 and $100,000 thereafter.

    Contingencies

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

       In September 2003, the Company was notified that it may be subjected to criminal liability under the U.K. Heath and Safety Executive Act in connection with a fatal injury suffered by an employee on one of its rigs. The matter is currently under review by U.K. authorities and the Company has not formally been charged with an offense. Should the Company be charged and criminal liability be established, the Company is subject to a monetary fine. The Company believes it has established a sufficient reserve in relation to this matter.

14.  SEGMENT INFORMATION

       On April 1, 2003, the Company completed the sale of its marine transportation fleet (see Note 3 "Discontinued Operations"). The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services. At December 31, 2003, the Company's contract drilling segment operated a fleet of 56 offshore drilling rigs, including 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig.

       The Company's operations are concentrated in four geographic regions: North America, Europe/Africa, Asia Pacific and South America/Caribbean. At December 31, 2003, the Company's North America operations consisted of 22 jackup rigs, five platform rigs and one semisubmersible rig, all located in the U.S. waters of the Gulf of Mexico. The Company's Europe/Africa operations consist of eight jackup rigs, seven of which are currently deployed in various territorial waters of the North Sea and one is located offshore Nigeria. In Asia Pacific, the Company's operations currently consist of 12 jackup rigs and one barge rig deployed in various locations. In South America/Caribbean, the Company's operations consist of six barge rigs located in Lake Maracaibo, Venezuela and one jackup rig located offshore Trinidad and Tobago.

       The Company attributes revenues to the geographic location where such revenue is earned and assets to the geographic location of the drilling rig at December 31 of the applicable year. For new construction projects, assets are attributed to the location of future operation if known or to the location of construction if the ultimate location of operation is undetermined. Information by country for those countries that account for more than 10% of total revenues or 10% of the Company's long-lived assets is as follows (in millions):

	Revenues			Long-lived Assets
	2003	2002	2001	2003	2002	2001

United States	$307.7	$255.2	$403.8	$1,050.0	$1,063.8	$ 778.0
Netherlands	27.3	11.5	35.9	31.3	33.2	201.1
Denmark	71.8	98.6	69.3	202.1	206.5	212.6
United Kingdom	54.2	70.5	61.2	112.9	117.6	76.5
Other foreign countries	329.8	213.7	182.5	820.9	836.9	447.1

Total	$790.8	$649.5	$752.7	$2,217.2	$2,258.0	$1,715.3

15. SUPPLEMENTAL FINANCIAL INFORMATION Consolidated Balance Sheet Information Accounts receivable, net at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Trade	$146.6	$160.5
Other	5.2	6.2

	151.8	166.7
Allowance for doubtful accounts	(2.4)	(3.9)

	$149.4	$162.8

Prepaid expenses and other current assets at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Prepaid expenses	$17.3	$10.9
Inventory	4.3	8.8
Deferred tax asset	9.7	8.9
Deferred regulatory certification and compliance costs	3.8	7.9
Other	4.8	2.7

	$39.9	$39.2

Other assets, net at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Investment in joint ventures	$53.8	$37.0
Deferred finance costs	8.1	9.8
Prepaid taxes on intercompany transfers of property	8.2	5.8
Deferred regulatory certification and compliance costs	4.2	7.3
Other	5.5	5.9

	$79.8	$65.8

Accrued liabilities at December 31, 2003 and 2002 consists of the following (in millions):

	2003	2002

Operating expenses	$ 41.8	$ 31.7
Accrued capital additions	5.6	33.7
Taxes	64.7	54.4
Payroll	22.9	22.3
Accrued interest	6.0	5.8
Derivative financial instruments	--	8.6
Other	7.6	5.3

	$148.6	$161.8

Consolidated Statement of Income Information Maintenance and repairs expense related to continuing operations for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions):

	2003	2002	2001

Maintenance and repairs	$58.8	$46.6	$41.0

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the three years in the period ended December 31, 2003 is as follows (in millions):

	2003	2002	2001

Interest, net of amounts capitalized	$33.8	$27.7	$30.3
Income taxes	10.9	7.2	12.2

       Capitalized interest totaled $2.0 million in 2003, $5.1 million in 2002, and $2.2 million in 2001.

       In connection with the acquisition of Chiles on August 7, 2002, the Company recorded current assets of $29.8 million, property and equipment of $547.9 million, goodwill of $246.5 million, current liabilities of $38.7 million, long-term debt of $153.0 million, other long-term liabilities of $64.6 million, and common stock and additional paid-in capital of $461.8 million. The purchase price allocation was finalized during 2003 resulting in an $8.3 million decrease in other long-term liabilities, a $800,000 increase in current liabilities and a $7.5 million decrease in goodwill.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2003 and 2002 are as follows (in millions):

	2003		2002
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.6	$166.5	$149.5	$167.0
7.20% Debentures	148.5	166.8	148.4	164.4
4.65% Bonds, including current maturities	76.5	73.8	--	--
6.36% Bonds, including current maturities	152.0	170.8	164.7	178.7
5.63% Bonds, including current maturities	46.3	50.6	52.1	60.4
Interim construction loan, including current maturities	--	--	54.3	54.3

       The estimated fair values of the Notes, Debentures and Bonds were determined using quoted market prices. The estimated fair value of the Interim Construction Loan was determined using interest rates available to the Company at December 31, 2002 for issuance of debt with similar terms and remaining maturities.

       The estimated fair value of the Company's cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2003 and 2002. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The fair value of such contracts outstanding at December 31, 2003 was $2.0 million and was insignificant at December 31, 2002.

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

       Revenues from two customers in 2003 exceeded 10% of consolidated revenues. Revenues from the first customer exceeded 10% of consolidated revenues in both 2003 and 2002 and were $100.4 million, or 13% of consolidated revenues in 2003, and $90.8 million, or 14% of consolidated revenues in 2002. Revenues from the second customer were $85.6 million, or 11% of consolidated revenues in 2003. Revenues from two customers exceeded 10% of consolidated revenues in 2001. Revenues from the first customer were $109.1 million, or 14% of consolidated revenues. Revenues from the second customer were $93.3 million, or 12% of consolidated revenues.

16.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated financial information for 2003 and 2002 is as follows (in millions, except per share amounts):

2003(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Operating revenues	$195.1	$196.9	$199.6	$199.2	$790.8

Operating expenses
Contract drilling	111.2	111.1	114.7	115.9	452.9
Depreciation and amortization	33.0	33.9	33.7	34.4	135.0
General and administrative	5.9	4.8	5.2	6.1	22.0

Operating income	45.0	47.1	46.0	42.8	180.9

Interest income	.7	.9	.9	.9	3.4
Interest expense, net	(9.2)	(9.1)	(8.9)	(9.5)	(36.7)
Other income (expense), net	.2	(1.4)	.8	2.1	1.7

Income from continuing operations before
income taxes	36.7	37.5	38.8	36.3	149.3
Provision for income taxes	10.5	10.6	11.1	9.9	42.1

Income from continuing operations	26.2	26.9	27.7	26.4	107.2
Income (loss) from discontinued operations	(3.3)	4.2	.1	.1	1.1

Net income	$22.9	$31.1	$27.8	$26.5	$108.3

Earnings per share - basic
Continuing operations	$.17	$.18	$.18	$.18	$.71
Discontinued operations	(.02)	.03	.01	--	.01

	$.15	$.21	$.19	$.18	$.72

Earnings per share - diluted
Continuing operations	$.17	$.18	$.18	$.18	$.71
Discontinued operations	(.02)	.03	.01	--	.01

	$.15	$.21	$.19	$.18	$.72

2002(1)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year

Operating revenues		$130.0		$146.1		$179.2		$194.2		$649.5

Operating expenses
Contract drilling		78.8		74.1		93.5		102.5		348.9
Depreciation and amortization		26.9		27.8		29.9		32.4		117.0
Impairment of assets		--		--		--		59.9		59.9
General and administrative		4.4		4.6		4.8		4.8		18.6

Operating income (loss)		19.9		39.6		51.0		(5.4)		105.1

Interest income		1.5		1.6		1.1		.9		5.1
Interest expense, net		(7.8)		(8.1)		(7.7)		(7.5)		(31.1)
Other income (expense), net		8.2		--		(1.8)		--		6.4

Income (loss) from continuing operations before
income taxes		21.8		33.1		42.6		(12.0)		85.5
Provision (benefit) for income taxes		6.9		10.6		13.6		(3.9)		27.2

Income (loss) from continuing operations		14.9		22.5		29.0		(8.1)		58.3
Income (loss) from discontinued operations		1.3		.8		1.5		(2.6)		1.0

Net income (loss)		$16.2		$23.3		$30.5		$(10.7)		$59.3

Earnings (loss) per share - basic
Continuing operations	$	. 11	$	. 16	$	. 20	$	(. 05)	$	. 41
Discontinued operations		. 01		. 01		. 01		(. 02)		. 01

	$	. 12	$	. 17	$	. 21	$	(. 07)	$	. 42

Earnings (loss) per share - diluted
Continuing operations	$	. 11	$	. 16	$	. 20	$	(. 05)	$	. 41
Discontinued operations		. 01		. 01		. 01		(. 02)		. 01

	$	. 12	$	. 17	$	. 21	$	(. 07)	$	. 42

(1)	During 2003, the Company sold its 27-vessel marine transportation fleet, which represented the entire marine transportation services segment previously reported by the Company. The Company's quarterly consolidated income statement data for 2003 and 2002 have been restated to reclassify the results of the Company's marine transportation services segment as discontinued operations.

17.  SUBSEQUENT EVENTS

       In January 2004, the Company exercised its option to acquire the ENSCO 102 from EEL (see Note 6 "Investment in Joint Ventures"). The purchase was finalized and EEL liquidated effective January 31, 2004, at a net cost of $94.6 million.

       In February 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005. The transaction is subject to execution of a definitive construction contract and regulatory approvals.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure

       None.

Item 9A.  Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       During the fiscal quarter ended December 31, 2003, no significant change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this item with respect to the Company's directors, corporate governance matters and committees of the Board of Directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 ("the Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2003 and is incorporated herein by reference.

       The information required by this item with respect to the Company's executive officers is set forth in "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K.

       Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

       The guidelines and procedures of the Board of Directors are outlined in the Company's Corporate Governance Policy. The committees of the Board of Directors operate under written charters adopted by the Board of Directors. The Corporate Governance Policy and committee charters are available on the Company's website at www.enscous.com/corporate governance and are available in print without charge to any shareholder who requests these by contacting the Company's Investor Relations Department at 214-397-3045.

       The Company has a code of business conduct that applies to all of its employees, including its principal executive officer, principal financial officer and controller. A copy of the Code of Business Conduct Policy is available on the Company's website at www.enscous.com/corporate governance and is available in print without charge to any shareholder who requests this by contacting the Company's Investor Relations Department at the above number. The Company has and will disclose any changes in its Code of Business Conduct Policy by posting such information on its website or by filing a Form 8-K. Such changes will be described annually in the Proxy Statement, which also will disclose whether any waivers were granted under the Code of Business Conduct Policy. The Proxy Statement also will contain governance disclosure including the director nomination process, shareholder director nominations, shareholder communications to the Board of Directors and Director attendance at the Annual Meeting of Stockholders.

Item 11.  Executive Compensation

       The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters

       The following table sets forth, as of December 31, 2003, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,625,579	$29.51	4,874,219
Equity compensation plans not approved by security holders*	123,359	$18.65	--

Total	4,748,938	$29.23	4,874,219

*	In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options there under. At December 31, 2003, options to purchase 123,359 shares of the Company's common stock, at a weighted-average exercise price of $18.65 per share, were outstanding under this plan. No shares of the Company's common stock are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

Additional information required by this item is included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

       The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

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

(1)	Financial statements of ENSCO International Incorporated
Report of Independent Accountants - KPMG LLP
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Bylaws of the Company, as amended, effective November 12, 2002 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
4.1	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
4.2	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.6	-	Rights Agreement, dated February 21, 1995, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of ENSCO International Incorporated, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of ENSCO International Incorporated (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 21, 1995, File No. 1-8097).
4.7	-	First Amendment to Rights Agreement, dated March 3, 1997, between ENSCO International Incorporated and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 3, 1997, File No. 1-8097).
10.1	-	ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 23, 1996, Registration No. 333-10733).
10.3	-	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO International Incorporated Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.7	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.8	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.9	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.10	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.11	-	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.12	-	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.13	-	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.14	-	Credit Agreement among ENSCO International Incorporated, Den Norske Bank ASA, New York Branch as Administrative Agent, Citibank, N.A. as Syndication Agent, Wells Fargo Bank Texas, N.A. as Co-Syndication Agent, and HSBC Bank USA as Documentation Agent concerning a $250,000,000 Revolving Credit Loan, dated as of July 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8097).
10.15	-	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.16	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.17	-	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.18	-	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.19	-	ENSCO Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.20	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.21	-	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.22	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of KPMG LLP.
*31.1	-	Certification of the Chief Executive Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Ace of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	-	Certification of the Chief Financial Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Ace of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	-	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	-	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Executive Compensation Plans and Arrangements
The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

2.	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-8 filed August 23, 1996, Registration No. 333-10733).

3.	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

4.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.6 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

5.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

6.	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.18 hereto and incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

7.	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.17 hereto and incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

8.	ENSCO Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.19 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

9.	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.20 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

10.	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (filed as Exhibit 10.21 hereto and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

11.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (filed as Exhibit 10.22 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K
During the quarter ended December 31, 2003, the Company filed reports on Form 8-K on (i) October 16, 2003, with respect to the contractual status of the Company's offshore rig fleet as of October 15, 2003, (ii) October 21, 2003, announcing the Company's third quarter 2003 results, (iii) November 18, 2003, with respect to the contractual status of the Company's offshore rig fleet as of November 17, 2003 and (iv) December 16, 2003, with respect to the contractual status of the Company's offshore rig fleet as of December 15, 2003.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 2, 2004.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ J. W. SWENT J. W. Swent	Senior Vice President and Chief Financial Officer	March 2, 2004

/s/ H. E. MALONE, JR. H. E. Malone, Jr.	Vice President	March 2, 2004

/s/ DAVID A. ARMOUR David A. Armour	Controller	March 2, 2004

/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	March 2, 2004

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	March 2, 2004

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	March 2, 2004

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	March 2, 2004

/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 2, 2004

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	March 2, 2004

/s/ JOEL V. STAFF Joel V. Staff	Director	March 2, 2004