Form 10-Q
period 2004-03-31
ENSCO INTERNATIONAL INC
filed 2004-04-26
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
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

There were 151,003,314 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 22, 2004.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard or enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) completion of the ENSCO 107 transaction definitive contract and receipt of required regulatory approvals and (xiv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Independent Accountants' Review Report

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company) as of March 31, 2004, the related consolidated statements of income for the three-month periods ended March 31, 2004 and 2003 and the related consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
April 19, 2004

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2004			2003

OPERATING REVENUES	$186.5			$192.9

OPERATING EXPENSES
Contract drilling	107.4			109.5
Depreciation and amortization	35.6		.	31.8
General and administrative	5.7			5.9

	148.7			147.2

OPERATING INCOME	37.8			45.7

OTHER INCOME (EXPENSE)
Interest income		.8			.7
Interest expense, net	(10.0)			(9.2)
Other, net		.5			.2

	(8.7)			(8.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29.1			37.4

PROVISION FOR INCOME TAXES
Current income tax expense	2.2			2.6
Deferred income tax expense	5.6			8.1

	7.8			10.7

INCOME FROM CONTINUING OPERATIONS	21.3			26.7

LOSS FROM DISCONTINUED OPERATIONS		(.3)		(3.8)

NET INCOME	$ 21.0			$ 22.9

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .1	4		$ .1	8
Discontinued operations	(.0	0)		(.0	3)

	$ .1	4		$ .1	5

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .1	4		$ .1	8
Discontinued operations	(.0	0)		(.0	3)

	$ .1	4		$ .1	5

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.6			149.2
Diluted	150.8			149.9

CASH DIVIDENDS PER COMMON SHARE	$ .0	25		$ .0	25

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 297.3	$ 354.0
Accounts receivable, net	151.0	149.4
Prepaid expenses and other	36.4	39.9

Total current assets	484.7	543.3

PROPERTY AND EQUIPMENT, AT COST	3,216.9	3,126.3
Less accumulated depreciation	910.7	909.1

Property and equipment, net	2,306.2	2,217.2

GOODWILL	342.7	342.7

ASSETS OF DISCONTINUED OPERATIONS	40.6	--

OTHER ASSETS, NET	37.2	79.8

	$3,211.4	$3,183.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 16.1	$ 15.8
Accrued liabilities	151.2	148.6
Current maturities of long-term debt	23.0	23.0

Total current liabilities	190.3	187.4

LONG-TERM DEBT	547.1	549.9

DEFERRED INCOME TAXES	337.0	345.9

LIABILITIES OF DISCONTINUED OPERATIONS	14.1	--

OTHER LIABILITIES	17.7	18.7

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
174.4 million and 173.9 million shares issued	17.4	17.4
Additional paid-in capital	1,415.6	1,409.0
Retained earnings	945.9	928.6
Restricted stock (unearned compensation)	(12.6)	(13.0)
Accumulated other comprehensive loss	(11.0)	(10.9)
Treasury stock, at cost, 23.4 million shares	(250.1)	(250.0)

Total stockholders' equity	2,105.2	2,081.1

	$3,211.4	$3,183.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$ 21.0	$ 22.9
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss from discontinued operations	.3	3.8
Depreciation and amortization	35.6	31.8
Deferred income tax provision	5.6	8.1
Tax benefit from stock compensation	1.8	1.9
Amortization of other assets	1.6	.8
Net gain on asset dispositions	(.1)	(.5)
Other	.8	.7
Changes in operating assets and liabilities:
Increase in accounts receivable	(1.5)	(12.2)
Decrease (increase) in prepaid expenses and other assets	2.8	(3.0)
Increase in accounts payable	.3	5.5
Increase in accrued liabilities	2.0	10.9

Net cash provided by operating activities of continuing operations	70.2	70.7

INVESTING ACTIVITIES
Additions to property and equipment	(125.6)	(53.3)
Proceeds from disposition of assets	.6	.6
Investment in joint venture	(.3)	--
Sale of investments	--	1.3

Net cash used by investing activities of continuing operations	(125.3)	(51.4)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(2.9)	(2.9)
Cash dividends paid	(3.7)	(3.7)
Proceeds from exercise of stock options	4.8	2.6
Other	--	(.6)

Net cash used by financing activities of continuing operations	(1.8)	(4.6)

Effect of exchange rate changes on cash and cash equivalents	(.5)	(.2)
Net cash provided (used) by discontinued operations	.7	(2.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56.7)	11.8

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	354.0	147.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$297.3	$158.9

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

       The financial data for the three month periods ended March 31, 2004 and 2003 included herein have been subjected to a limited review by KPMG LLP, the Company's independent accountants. The accompanying independent accountants' review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

       Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2004. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       Certain reclassifications have been made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation.

Note 2 - Earnings Per Share

       For the three months ended March 31, 2004 and 2003, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003

Weighted average common shares-basic	150.6	149.2

Potentially dilutive common shares:
Restricted stock grants	.1	.1
Stock options	.1	.6

Weighted average common shares-diluted	150.8	149.9

Options to purchase 3.7 million and 3.2 million shares of common stock in the first quarters of 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months Ended
	March 31,
	2004		2003

Net income, as reported	$21.0		$22.9
Less stock-based employee compensation expense, net of tax	(2.3)		(2.1)

Pro forma net income	$18.7		$20.8

Basic earnings per share:
As reported	$ .1	4	$ .1	5
Pro forma	.1	2.1		4

Diluted earnings per share:
As reported	$ .1	4	$ .1	5
Pro forma	.1	2.1		4

Note 3 - Comprehensive Income

The components of the Company's comprehensive income for the three month periods ended March 31, 2004 and 2003, are as follows (in millions):

	2004	2003

Net income	$21.0	$ 22.9
Other comprehensive income (loss):
Net change in fair value of derivatives	(.4)	(.5)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.3	.2

Net other comprehensive loss	(.1)	(.3)

Total comprehensive income	$20.9	$ 22.6

The components of the accumulated other comprehensive loss section of stockholders' equity at March 31, 2004 and December 31, 2003, are as follows (in millions):

	March 31,	December 31,
	2004	2003

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	9.9	9.8

Total accumulated other comprehensive loss	$11.0	$10.9

       At March 31, 2004, the net unrealized losses on derivative instruments included in accumulated other comprehensive loss totaled $9.9 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized gains reclassified to operating expenses	$.8
Unrealized losses reclassified to interest expense	(.7)

Net unrealized gain reclassified to earnings	$.1

Note 4 - Discontinued Operations

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005. The transaction is subject to execution of a definitive construction contract and regulatory approvals and is expected to be finalized during the second quarter of 2004. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three month periods ended March 31, 2004 and 2003.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the three month period ended March 31, 2003.

       Following is a summary of loss from discontinued operations for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,
	2004	2003

Revenues
Contract drilling	$ 2.5	$ 2.2
Marine transportation	--	7.6

	2.5	9.8
Operating expenses
Contract drilling	3.0	2.9
Marine transportation	--	12.7

	3.0	15.6

Operating loss before income taxes	(.5)	(5.8)
Income tax benefit	(.2)	(2.0)

Loss from discontinued operations	$(.3)	$(3.8)

       The aggregate carrying value of the ENSCO 23, ENSCO 24 and ENSCO 55 and the deferred tax liability associated with such carrying value are reported as assets of discontinued operations and liabilities of discontinued operations, respectively, on the March 31, 2004 consolidated balance sheet. The Company does not expect to recognize a significant gain or loss in connection with the disposition of the ENSCO 23, ENSCO 24 and ENSCO 55.

Note 5 - Investment in Joint Ventures

       During the fourth quarter of 2000, the Company entered into an agreement with KFELS and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named ENSCO 102. During the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter the ENSCO 102. Upon completion of rig construction in May 2002, the Company and KFELS transferred their respective interests in ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company and KFELS had initial ownership interests in EEL of 25% and 75%, respectively.

       Concurrent with the transfer of the rig to EEL, the Company agreed to charter the ENSCO 102 from EEL for a two-year period that was scheduled to expire in May 2004. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 102 operations was remitted to EEL in the form of charter payments. However, the charter obligation was determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations were satisfied prior to the commencement of charter payments. Charter proceeds received by EEL were used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid was used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL were adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest was equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes.

       Under the terms of the agreement with KFELS, the Company had an option to purchase the ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. Effective January 31, 2004, the Company exercised its purchase option and acquired the ENSCO 102 for a net payment of $94.6 million. EEL was effectively liquidated upon the Company's acquisition of the ENSCO 102. A summary of the unaudited operating results of EEL for the three month periods ended March 31, 2004 and 2003, is as flows:

ENSCO Enterprises Limited Condensed Statements of Income (In millions) (Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Charter revenue	$ 1.6	$ 4.3
Depreciation expense	(.5)	(1.0)
Interest expense	(.8)	(2.4)

Net income	$.3	$.9

       The Company recognized $400,000 and $800,000, net of intercompany eliminations, from its equity in the earnings of EEL for the three month periods ended March 31, 2004 and 2003, respectively. The Company's equity in the earnings of EEL is included in operating expenses on the consolidated statements of income.

        During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised its purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised. Construction of the ENSCO 106 is anticipated to be completed during the fourth quarter of 2004. At March 31, 2004, the Company's investment in EEL II totaled $12.2 million.

       The Company's equity interest in EEL II constitutes a variable interest in a variable interest entity, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns of EEL II, as defined by FIN 46R, and accordingly, the Company is not required to consolidate EEL II.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 56 drilling rigs, including 43 jackup rigs, seven barge rigs, five platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry. As discussed below in "Results of Operations," one jackup rig and two platform rigs currently owned and operated by the Company are pending sale and transfer in connection with the execution of a rig construction agreement.

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

       Demand for the Company's services is significantly affected by regional and worldwide levels of offshore exploration and development spending by oil and gas companies. Offshore exploration and development spending levels may fluctuate substantially from year to year and from region to region. Such spending fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political and legislative environments in the United States and other major oil-producing countries, production levels and related activities of OPEC and other oil and gas producers, and the impact that these and other events have on the current and expected future pricing of oil and natural gas.

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

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Demand for jackup rigs in the Gulf of Mexico decreased during the first half of 2003 as oil and gas companies focused more of their spending on international projects. However, demand improved somewhat in the second half of 2003 as the supply of jackup rigs in the Gulf of Mexico declined when certain rigs mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs improved over the course of 2003. During the first quarter of 2004, day rate trends for smaller and larger jackup rigs varied, with day rates for the larger premium jackup rigs decreasing slightly from year-end 2003 levels, while day rates for smaller jackup rigs remained relatively consistent with year-end 2003 rates.

       Demand and day rates for jackup rigs in Europe remained fairly stable over the first half of 2003. However, day rates for jackup rigs in Europe declined during the second half of 2003 due to limited term work opportunities. During the first quarter of 2004, day rates for jackup rigs in Europe remained at reduced levels.

       Day rates for jackup rigs in Asia Pacific remained relatively stable over the course of 2003 and the first quarter of 2004. Asia Pacific jackup rig activity levels also remained fairly stable during the first three quarters of 2003, but declined during the fourth quarter of 2003 due to the completion of several 2003 programs. Activity levels in Asia Pacific recovered to early 2003 levels during the first quarter of 2004.

RESULTS OF OPERATIONS

       In February 2004, the Company entered into an agreement to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The transaction is subject to execution of a definitive construction contract and regulatory approvals and is expected to be finalized during the second quarter of 2004. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three month periods ended March 31, 2004 and 2003. Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the three month period ended March 31, 2003.

The following analysis highlights the Company's consolidated operating results for the three month periods ended March 31, 2004 and 2003 (in millions):

	2004	2003

Revenues	$186.5	$192.9
Operating expenses
Contract drilling	107.4	109.5
Depreciation and amortization	35.6	31.8
General and administrative	5.7	5.9

Operating income	37.8	45.7
Other expense, net	(8.7)	(8.3)
Provision for income taxes	7.8	10.7

Income from continuing operations	21.3	26.7

Loss from discontinued operations	(.3)	(3.8)

Net income	$ 21.0	$ 22.9

       First quarter 2004 revenues decreased $6.4 million, or 3%, from the prior year first quarter. The decrease in revenues is due primarily to reduced day rates for the Europe/Africa jackup rigs and reduced utilization for the Asia Pacific jackup rigs and the ENSCO 7500, partially offset by increased day rates for the North America jackup rigs. First quarter 2004 contract drilling expense decreased $2.1 million, or 2%, from the prior year first quarter. The decrease in contract drilling expense is primarily due to a $2.5 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102).

       Detailed explanations of the Company's operating results for the three month periods ended March 31, 2004 and 2003, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates for the three month periods ended March 31, 2004 and 2003 (in millions):

	2004	2003

Revenues
Jackup rigs:
North America	$ 65.1	$44.8
Europe/Africa	37.6	48.8
Asia Pacific	53.0	61.8
South America/Caribbean	8.1	7.3

Total jackup rigs	163.8	162.7
Semisubmersible rig - North America	11.9	16.4
Barge rig - Asia Pacific	3.8	4.7
Barge rigs - South America/Caribbean	4.3	3.4
Platform rigs - North America	2.7	5.7

Total	$186.5	$192.9

Contract Drilling Expense
Jackup rigs:
North America	$ 37.5	$ 34.4
Europe/Africa	25.1	25.0
Asia Pacific	30.8	33.8
South America/Caribbean	3.2	3.1

Total jackup rigs	96.6	96.3
Semisubmersible rig - North America	4.3	4.9
Barge rig - Asia Pacific	1.9	2.8
Barge rigs - South America/Caribbean	2.8	2.5
Platform rigs - North America	1.8	3.0

Total	$107.4	$109.5

Rig Utilization(1)
Jackup rigs:
North America	87%	83%
Europe/Africa	91%	91%
Asia Pacific	76%	89%
South America/Caribbean	98%	100%

Total jackup rigs	85%	87%
Semisubmersible rig - North America	66%	97%
Barge rig - Asia Pacific	100%	99%
Barge rigs - South America/Caribbean	17%	17%
Platform rigs - North America	33%	84%

Total	74%	79%

Average day rates(2)
Jackup rigs:
North America	$ 38,964	$ 27,960
Europe/Africa	56,506	71,724
Asia Pacific	63,931	63,154
South America/Caribbean	89,637	80,087

Total jackup rigs	50,166	48,474
Semisubmersible rig - North America	184,815	188,336
Barge rig - Asia Pacific	41,788	41,321
Barge rigs - South America/Caribbean	41,900	36,401
Platform rigs - North America	28,486	26,129

Total	$ 51,481	$ 50,285

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing revenues by aggregate contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump-sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and extended standby rate contracts.

The following is a summary of the Company's offshore drilling rigs related to continuing operations at March 31, 2004 and 2003:

	Number of Rigs
	March 31,
	2004	2003
Jackup rigs:
North America(1)	21	21
Europe/Africa	8	8
Asia Pacific	12	12
South America/Caribbean	1	1

Total jackup rigs	42	42
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Barge rigs - South America/Caribbean	6	6
Platform rigs(2)	3	3

Total(3)	53	53

(1)	Excludes the jackup rig ENSCO 55, which was operating in North America at both March 31, 2004 and 2003 but is pending sale and transfer in connection with the execution of a rig construction agreement, and its revenue and contract drilling expenses have been reclassified as discontinued operations.
(2)	Excludes the platform rigs ENSCO 23 and ENSCO 24, which were available for operations in North America at both March 31, 2004 and 2003 but are pending sale and transfer in connection with the execution of a rig construction agreement, and their operating results have been reclassified as discontinued operations.
(3)	In addition to the exclusion of ENSCO 55, ENSCO 23 and ENSCO 24, the total number of rigs excludes ENSCO 106 and ENSCO 107 which are currently under construction. The ENSCO 106, which was under construction at both March 31, 2004 and 2003, is expected to enter service by the end of 2004. The ENSCO 107, which commenced construction during the first quarter of 2004, is expected to enter service by the end of 2005.

    North America Jackup Rigs

       First quarter 2004 revenues for the North America jackup rigs increased by $20.3 million, or 45%, compared to the prior year first quarter. The increase in revenues is due primarily to a 39% increase in the average day rates. First quarter 2004 contract drilling expense for the North America jackup rigs increased by $3.1 million, or 9%, compared to the prior year first quarter. The increase in contract drilling expense is primarily due to increased personnel and repair costs.

    Europe/Africa Jackup Rigs

       First quarter 2004 revenues for the Europe/Africa jackup rigs decreased by $11.2 million, or 23%, compared to the prior year first quarter. The decrease in revenues is due primarily to a 21% decrease in the average day rates. First quarter 2004 contract drilling expense for the Europe/Africa jackup rigs is comparable to the prior year first quarter, as the impact of increased personnel costs is substantially offset by a decrease in repair and insurance costs.

    Asia Pacific Jackup Rigs

       First quarter 2004 revenues for the Asia Pacific jackup rigs decreased by $8.8 million, or 14%, compared to the prior year first quarter. The decrease in revenues is due primarily to a reduction in utilization to 76% in the current year quarter from 89% in the prior year first quarter. First quarter 2004 contract drilling expense for the Asia Pacific jackup rigs decreased by $3.0 million, or 9%, compared to the prior year first quarter. The decrease in contract drilling expense is primarily due to a $2.5 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102). The decrease in contract drilling expense is also attributable to the impact of reduced utilization and a decrease in insurance costs, partially offset by increased repair costs and reimbursable expenses.

    South America/Caribbean Jackup Rig

       First quarter 2004 revenues for the South America/Caribbean jackup rig increased by $800,000, or 11%, compared to the prior year first quarter. The increase in revenues is due primarily to an 12% increase in the average day rate of ENSCO 76. First quarter 2004 contract drilling expense for the South America/Caribbean jackup rig increased by $100,000, or 3%, from the prior year first quarter. The increase in contract drilling expense is due primarily to increased personnel and repair costs, partially offset by a decrease in insurance costs.

    North America Semisubmersible Rig

       First quarter 2004 revenues for the North America semisubmersible rig decreased by $4.5 million, or 27%, compared to the prior year first quarter. The decrease in revenues is due to a reduction in utilization to 66% in the current year quarter from 97% in the prior year first quarter, as the ENSCO 7500 was idle in March 2004 after completing a multi-year contract on February 29, 2004. First quarter 2004 contract drilling expense for the North America semisubmersible rig decreased by $600,000, or 12%, compared to the prior year first quarter due primarily to reduced utilization.

    Asia Pacific Barge Rig

       First quarter 2004 revenues for the Asia Pacific barge rig decreased by $900,000, or 19%, and contract drilling expense decreased by $900,000, or 32%, compared to the prior year quarter. The decreases are due primarily to reimbursable revenue and expense incurred during the first quarter of 2003.

    South America/Caribbean Barge Rigs

       First quarter 2004 revenues for the South America/Caribbean barge rigs increased by $900,000, or 26%, compared to the prior year first quarter. The increase in revenues is due primarily to a 16% increase in the average day rate of the ENSCO II. First quarter contract drilling expense for the South America/Caribbean barge rigs increased by $300,000, or 12%, from the prior year first quarter due primarily to increased personnel costs.

    Platform Rigs

       First quarter 2004 revenues for the North America platform rigs decreased by $3.0 million, or 53%, compared to the prior year first quarter. The decrease in revenues is due primarily to a reduction in utilization to 33% in the current year quarter from 84% in the prior year first quarter. First quarter contract drilling expense for the North America platform rigs decreased by $1.2 million, or 40%, from the prior year first quarter due primarily to reduced utilization.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2004 increased by $3.8 million, or 12%, as compared to the prior year first quarter. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the first quarter of 2003 and depreciation on the ENSCO 102 which was acquired in January of 2004.

General and Administrative

       General and administrative expense in the first quarter of 2004 decreased by $200,000, or 3%, as compared to the first quarter of 2003. The decrease is primarily attributable to the payment of one-time severance costs of $1.1 million in the first quarter of 2003 under an employment contract assumed in connection with the Chiles acquisition, partially offset by increases in personnel costs, insurance costs and professional fees related to system implementations.

Other Income (Expense)

       Other income (expense) for the three months ended March 31, 2004 and 2003 is as follows (in millions):

	2004	2003

Interest income	$.8	$.7
Interest expense, net:
Interest expense	(10.1)	(9.6)
Capitalized interest	.1	.4

	(10.0)	(9.2)
Other, net	.5	.2

	$ (8.7)	$(8.3)

       Interest income increased by $100,000 in the first quarter of 2004, as compared to the first quarter of 2003, due to an increase in cash balances invested, partially offset by the impact of lower average interest rates.

       Interest expense increased by $500,000 in the first quarter of 2004, as compared to the first quarter of 2003, due to minor increases in outstanding debt and average effective interest rates. Capitalized interest decreased $300,000 in the first quarter of 2004, as compared to the prior year first quarter, due to a decrease in the amount invested in enhancement projects. Other, net in both the first quarter of 2004 and 2003 consists primarily of foreign currency translation gains.

Provision for Income Taxes

       The first quarter 2004 provision for income taxes decreased by $2.9 million compared to the prior year first quarter. The decrease is attributable to reduced profitability and a decrease in effective tax rate to 26.8% in the first quarter of 2004 from 28.6% in the prior year first quarter. The effective tax rate decreased in the current year quarter from the corresponding prior year quarter due primarily to projected changes in the relative portions of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and to projected increases in certain tax credits and income not subject to tax.

Discontinued Operations

       In February 2004, the Company entered into an agreement to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The transaction is subject to execution of a definitive construction contract and regulatory approvals and is expected to be finalized during the second quarter of 2004. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three month periods ended March 31, 2004 and 2003.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the three month period ended March 31, 2003.

       Following is a summary of loss from discontinued operations for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended
	March 31,
	2004	2003

Revenues
Contract drilling	$ 2.5	$ 2.2
Marine transportation	--	7.6

	2.5	9.8
Operating expenses
Contract drilling	3.0	2.9
Marine transportation	--	12.7

	3.0	15.6

Operating loss before income taxes	(.5)	(5.8)
Income tax benefit	(.2)	(2.0)

Loss from discontinued operations	$(.3)	$(3.8)

The reduction in loss from discontinued operations in the first quarter of 2004 as compared to the prior year first quarter is attributable to the sale of the Company's marine transportation fleet in April 2003 and resulting cessation of marine transportation operations. The first quarter 2004 operating results of the ENSCO 23, ENSCO 24 and ENSCO 55 are little changed from the comparable prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically relied on its cash flow from operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial majority of the Company's cash flow has been invested in the expansion and enhancement of its fleet of drilling rigs.

       During the three month period ended March 31, 2004, the Company's primary source of cash consisted of $70.2 million generated from continuing drilling operations and its primary use of cash consisted of $125.6 million for the acquisition, enhancement and other improvement of drilling rigs. During the three month period ended March 31, 2003, the Company's primary source of cash consisted of $70.7 million generated from continuing drilling operations and its primary use of cash consisted of $53.3 million for the enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the three month periods ended March 31, 2004 and 2003, including discussions of cash flow from operations, capital expenditures, financing and off-balance sheet arrangements, are set forth below.

Cash Flow and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures of continuing operations for the three months ended March 31, 2004 and 2003 are as follows (in millions):

	2004	2003

Cash flow from continuing operations	$ 70.2	$ 70.7

Capital expenditures on continuing operations
Rig acquisition	$ 94.6	$--
New construction	--	.6
Enhancements	19.2	39.5
Minor upgrades and improvements	11.8	13.2

	$ 125.6	$ 53.3

       Cash flow from continuing operations for the first quarter of 2004 decreased by $500,000 from the prior year first quarter. The decrease is primarily attributable to a $2.9 million decrease in cash flow from reduced profitability, partially offset by a $2.4 million increase in cash flow from working capital changes.

       Effective January 31, 2004, the Company purchased the ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. In addition to the acquisition of the ENSCO 102, management anticipates that full year 2004 capital expenditures will include approximately $200.0 million for rig enhancement projects and approximately $50.0 million for minor upgrades and improvements. Management also plans to invest approximately $14.4 million in its joint venture formed to construct and own the ENSCO 106 during 2004. Excluding the pending sale and transfer of three rigs, management does not expect to make capital expenditures for the recently announced new construction of the ENSCO 107 during 2004. (See "Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106; see "Outlook" for information concerning the construction of the ENSCO 107.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the non-owned interest in the ENSCO 106 in 2004.

Financing and Capital Resources

        In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.25 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of March 31, 2004, the Company had $76.5 million outstanding under the bonds.

        In connection with the acquisition of Chiles Offshore Inc. ("Chiles") in August 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76. The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of March 31, 2004, the Company had $44.1 million outstanding under the bonds.

        On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of March 31, 2004, the Company had $152.0 million outstanding under the bonds.

        In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). Interest on the Notes and the Debentures is payable semiannually in May and November, and totals $20.9 million on an annual basis.

        The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at March 31, 2004.

        The Company is in compliance with the covenants of all of its debt instruments.

Off-Balance Sheet Arrangements

        During the first quarter of 2003, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to establish a joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. KFELS will construct and deliver the ENSCO 106 for a 75% interest in EEL II. Under the terms of the agreement with KFELS, the Company has an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during the rig construction period or the two-year period following construction completion. At March 31, 2004, the Company's investment in EEL II totaled $12.2 million.

        If the Company has not exercised its purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period. Under the terms of the charter, the majority of the net cash flow generated by the ENSCO 106 operations is remitted to EEL II in the form of charter payments. However, the charter obligation is determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations are satisfied prior to the commencement of charter payments. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised. Construction of the ENSCO 106 is anticipated to be completed during the fourth quarter of 2004.

        The Company's equity interest in EEL II constitutes a variable interest in a variable interest entity, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns of EEL II, as defined by FIN 46R, and accordingly, the Company is not required to consolidate EEL II.

Liquidity

     The Company's liquidity position at March 31, 2004 and December 31, 2003 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2004	2003

Cash and cash equivalents	$ 297.3	$ 354.0
Working capital	294.4	355.9
Current ratio	2.5	2.9

       At March 31, 2004, the Company had $297.3 million of cash and cash equivalents, as well as $250.0 million available for borrowing under its Credit Agreement. Management expects to fund the Company's short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At March 31, 2004, the Company had foreign currency exchange contracts outstanding to exchange $19.7 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the second quarter of 2004. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of March 31, 2004 would approximate $500,000.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At March 31, 2004, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling, rig utilization and day rates. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, is not determinable at this time. Management's current plans and expectations relative to its major areas of operations and near-term industry conditions are detailed below.

    Rig Construction

       On February 17, 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and a sister rig to the ENSCO 106, which is currently under construction in Singapore. The ENSCO 106, which is being constructed under a joint venture with KFELS, is expected to be delivered by year-end 2004, and delivery of the ENSCO 107 is expected in late 2005. The transaction is subject to execution of a definitive construction contract and regulatory approvals and is expected to be finalized during the second quarter of 2004. The Company does not expect to recognize a significant gain or loss in connection with the disposition of the ENSCO 23, ENSCO 24 and ENSCO 55.

    North America

       The Company has moved three of its Gulf of Mexico-based jackup rigs to pursue international opportunities during recent years and management currently anticipates the international deployment of three additional jackup rigs in May 2004. The Company continues its program of upgrading its Gulf of Mexico jackup rig fleet. The ENSCO 68 and ENSCO 88 are currently in a shipyard undergoing major enhancements and are projected to return to service in October 2004 and August 2004, respectively. The Company plans to commence enhancement procedures on at least three additional Gulf of Mexico jackup rigs during 2004, with shipyard durations of at least four months each.

       The ENSCO 7500, the Company's deep water semisubmersible rig, completed an approximate three-year contract on February 29, 2004 and is currently in a shipyard undergoing minor improvements and regulatory and maintenance procedures. The rig is expected to be available for service in May 2004 and is currently being marketed at a day rate of approximately $110,000.

       As of April 23, 2004, one of the Company's five platform rigs is operating under a contract scheduled for completion in September 2004. The Company anticipates executing a long-term contract for a second platform rig with a commencement date in July 2004. As discussed above, two of the four idle platform rigs are pending sale and transfer in connection with the construction of the ENSCO 107. The Company's platform rigs have experienced utilization in the 40% to 60% range during the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

    Europe/Africa

       As of April 23, 2004, three of the Company's eight jackup rigs in the Europe/Africa region are idle. Management currently anticipates additional idle time for these rigs in the second quarter of 2004.

    Asia Pacific

       As of April 23, 2004, all of the Company's 13 rigs in the Asia Pacific region are operating. The Company currently has substantial backlog in the Asia Pacific region, with 12 of the 13 rigs committed through the fourth quarter of 2004 or later. The Company plans to increase the size of its Asia Pacific fleet during 2004 through the relocation of three jackup rigs from the Gulf of Mexico. Allowing for mobilization and shipyard procedures upon arrival, management does not expect any rigs relocated from the Gulf of Mexico to be available for service in the Asia Pacific region until the second half of 2004.

    South America/Caribbean

       The Company's jackup rig working offshore Trinidad and Tobago, the ENSCO 76, continues operations under a contract scheduled for completion in September 2004. As of April 23, 2004, four of the Company's six barge rigs located in Venezuela are idle and the two operating rigs are scheduled to complete their contracts in May 2004. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term. The Company evaluated the carrying values of its barge rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

CRITICAL ACCOUNTING POLICIES

       The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes.

    Property and Equipment

       At March 31, 2004, the carrying value of the Company's property and equipment totaled $2,306.2 million, which represents 72% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       The Company tests its goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. Under a goodwill impairment test, the Company determines its reporting units and estimates their fair values as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. Based on the goodwill test performed as of December 31, 2003, there was no impairment of the Company's goodwill.

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

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At March 31, 2004, the Company has a $327.2 million net deferred income tax liability and $58.5 million of accrued liabilities for income taxes currently payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's equity interest in, and related charter arrangement associated with, ENSCO Enterprises Limited II ("EEL II") constitute a variable interest in a variable interest entity under FIN 46R. However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, of EEL II, and accordingly the Company is not required to consolidate EEL II. (See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements.)

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

       During the fiscal quarter ended March 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
               Securities

       Following is a summary of all repurchases by the Company of its common stock during the three month period ended March 31, 2004:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January	--	--	--	--
February	1,585	$28.72	--	--
March	--	--	--	--

Total	1,585	$28.72	--	--

       All of the shares repurchased during the three month period ended March 31, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed Reports on Form 8-K on (i) January 15, 2004, with respect to the contractual status of the Company's offshore rig fleet as of January 15, 2004; (ii) January 28, 2004, announcing the Company's fourth quarter and full year 2003 results; (iii) February 17, 2004, announcing an agreement with Keppel FELS Limited to exchange three rigs and $55 million of cash for the construction of a new high performance premium jackup rig; (iv) February 17, 2004, with respect to the contractual status of the Company's offshore rig fleet as of February 17, 2004; (v) March 3, 2004, announcing the promotion of Jon C. Cole to serve as Senior Vice President; and (vi) March 16, 2004, with respect to the contractual status of the Company's offshore rig fleet as of March 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: April 23, 2004	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Accounting & Tax & Information Systems

/s/ DAVID A. ARMOUR David A. Armour Controller