Form 10-Q
period 2004-06-30
ENSCO INTERNATIONAL INC
filed 2004-07-26
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
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

There were 151,025,844 shares of Common Stock, $0.10 par value per share, of the registrant outstanding as of July 26, 2004.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard or enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers and (xiii) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of June 30, 2004, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statement of cash flows for the six-month period ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
July 19, 2004

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2004		2003

OPERATING REVENUES	$181.4		$194.3

OPERATING EXPENSES
Contract drilling	107.0		109.0
Depreciation and amortization	36.0		32.6
General and administrative	7.4		4.8

	150.4		146.4

OPERATING INCOME	31.0		47.9

OTHER INCOME (EXPENSE)
Interest income		.8		.9
Interest expense, net	(9.7)		(9.1)
Other, net	1.0		(1.4)

	(7.9)		(9.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23.1		38.3

PROVISION FOR INCOME TAXES
Current income tax expense	2.0		1.5
Deferred income tax expense	3.1		9.4

	5.1		10.9

INCOME FROM CONTINUING OPERATIONS	18.0		27.4

DISCONTINUED OPERATIONS
Loss from discontinued operations, net		(.5)		(.4)
Gain on disposal of discontinued operations, net		--	4.1

		(.5)	3.7

NET INCOME	$ 17.5		$ 31.1

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .1	2	$ .1	8
Discontinued operations	(.0	0)	.0	3

	$ .1	2	$ .2	1

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .1	2	$ .1	8
Discontinued operations	(.0	0)	.0	3

	$ .1	2	$ .2	1

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.8		149.5
Diluted	150.8		150.1

CASH DIVIDENDS PER SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2004		2003

OPERATING REVENUES	$367.9		$387.2

OPERATING EXPENSES
Contract drilling	214.4		218.5
Depreciation and amortization	71.6		64.4
General and administrative	13.1		10.7

	299.1		293.6

OPERATING INCOME	68.8		93.6

OTHER INCOME (EXPENSE)
Interest income	1.6		1.6
Interest expense, net	(19.7)		(18.3)
Other, net	1.5		(1.2)

	(16.6)		(17.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	52.2		75.7

PROVISION FOR INCOME TAXES
Current income tax expense	4.2		4.1
Deferred income tax expense	8.7		17.5

	12.9		21.6

INCOME FROM CONTINUING OPERATIONS	39.3		54.1

DISCONTINUED OPERATIONS
Loss from discontinued operations, net		(.8)	(4.2)
Gain on disposal of discontinued operations, net		--	4.1

		(.8)		(.1)

NET INCOME	$ 38.5		$ 54.0

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .2	6	$ .3	6
Discontinued operations	(.0	0)	(.0	0)

	$ .2	6	$ .3	6

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .2	6	$ .3	6
Discontinued operations	(.0	0)	(.0	0)

	$ .2	6	$ .3	6

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.7		149.4
Diluted	150.8		149.9

CASH DIVIDENDS PER SHARE	$ .0	5	$ .0	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

June 30,	December 31,
2004	2003
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 283.2	$ 354.0
Accounts receivable, net	144.9	149.4
Prepaid expenses and other	31.8	39.9

Total current assets	459.9	543.3

PROPERTY AND EQUIPMENT, AT COST	3,320.2	3,126.3
Less accumulated depreciation	945.2	909.1

Property and equipment, net	2,375.0	2,217.2

GOODWILL	342.7	342.7

OTHER ASSETS, NET	41.2	79.8

$3,218.8	$3,183.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 17.3	$ 15.8
Accrued liabilities	149.4	148.6
Current maturities of long-term debt	23.0	23.0

Total current liabilities	189.7	187.4

LONG-TERM DEBT	538.5	549.9

DEFERRED INCOME TAXES	353.5	345.9

OTHER LIABILITIES	18.5	18.7

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	-	-	-	-
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	-	-	-	-
Common stock, $.10 par value, 250.0 million shares authorized,
174.4 million and 173.9 million shares issued	17.4	17.4
Additional paid-in capital	1,416.3	1,409.0
Retained earnings	959.6	928.6
Restricted stock (unearned compensation)	(12.8)	(13.0)
Accumulated other comprehensive loss	(11.7)	(10.9)
Treasury stock, at cost, 23.4 million shares	(250.2)	(250.0)

Total stockholders' equity	2,118.6	2,081.1

$3,218.8	$3,183.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$ 38.5	$ 54.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations	.8	4.2
Depreciation and amortization	71.6	64.4
Deferred income tax provision	8.7	17.5
Gain on sale of discontinued operations, net	--	(4.1)
Tax benefit from stock compensation	1.8	3.9
Amortization of other assets	3.1	2.7
Net (gain) loss on asset dispositions	.2	(.2)
Other	1.5	.9
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4.5	(3.0)
(Increase) decrease in prepaid expenses and other assets	5.7	(4.9)
Increase (decrease) in accounts payable	1.6	(4.7)
Decrease in accrued liabilities	(9.5)	(6.9)

Net cash provided by operating activities of continuing operations	128.5	123.8

INVESTING ACTIVITIES
Additions to property and equipment	(179.7)	(100.6)
Net proceeds from sale of discontinued operations	--	78.8
Proceeds from disposition of assets	1.4	1.6
Sale of investments	--	29.4
Investment in joint venture	(5.3)	(2.6)

Net cash (used) provided by investing activities of continuing operations	(183.6)	6.6

FINANCING ACTIVITIES
Reduction of long-term borrowings	(11.5)	(11.5)
Cash dividends paid	(7.5)	(7.5)
Proceeds from exercise of stock options	4.8	5.9
Other	(.1)	(.6)

Net cash used by financing activities of continuing operations	(14.3)	(13.7)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	1.0

Net cash used by discontinued operations	--	(2.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70.8)	115.1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	354.0	147.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$283.2	$262.2

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

       The financial data for the three-month and six-month periods ended June 30, 2004 and 2003 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2004. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       Certain reclassifications have been made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2004 and 2003, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2004 and 2003 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Weighted average common shares - basic	150.8	149.5	150.7	149.4
Potentially dilutive common shares:
Stock options	--	.6	.1	.5

Weighted average common shares - diluted	150.8	150.1	150.8	149.9

Options to purchase 3.7 million shares and 3.5 million shares of common stock in the second quarters of 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 3.7 million shares and 300,000 shares of common stock in the six-month periods ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2004		2003		2004		2003

Net income as reported	$17.5		$31.1		$38.5		$54.0
Less stock-based employee compensation expense, net of tax	(2.2)		(2.1)		(4.5)		(4.2)

Pro forma net income	$15.3		$29.0		$34.0		$49.8

Basic earnings per share:
As reported	$ .1	2	$ .2	1	$ .2	6	$ .3	6
Pro forma	.1	0.1		9.2		3.3		3

Diluted earnings per share:
As reported	$ .1	2	$ .2	1	$ .2	6	$ .3	6
Pro forma	.1	0.1		9.2		3.3		3

Note 3 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$17.5	$31.1	$38.5	$54.0
Other comprehensive income (loss):
Net change in fair value of derivatives	(1.0)	(1.2)	(1.4)	(1.7)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.3	.2	.6	.4

Net other comprehensive loss	(.7)	(1.0)	(.8)	(1.3)

Total comprehensive income	$16.8	$30.1	$37.7	$52.7

The components of the accumulated other comprehensive loss section of stockholders' equity at June 30, 2004 and December 31, 2003, are as follows (in millions):

	June 30,	December 31,
	2004	2003

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	10.6	9.8

Total accumulated other comprehensive loss	$11.7	$10.9

       At June 30, 2004, the net unrealized losses on derivative instruments included in accumulated other comprehensive loss totaled $10.6 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses reclassified to operating expenses	$.2
Unrealized losses reclassified to interest expense	.7

Net unrealized loss reclassified to earnings	$.9

Note 4 - Discontinued Operations

       In May 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the six-month period ended June 30, 2004.

       Following is a summary of income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2004 and 2003 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Revenues
Contract drilling	$.1	$ 2.6	$ 2.6	$ 4.8
Marine transportation	--	--	--	7.6

	.1	2.6	2.6	12.4
Operating expenses
Contract drilling	.8	3.4	3.8	6.3
Marine transportation	--	(.2)	--	12.5

	.8	3.2	3.8	18.8

Operating loss before income taxes	(.7)	(.6)	(1.2)	(6.4)

Income tax benefit	.2	.2	.4	2.2
Gain on sale of discontinued operations, net	--	4.1	--	4.1

Income (loss) from discontinued operations	$ (.5)	$ 3.7	$(.8)	$ (.1)

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

       Under the terms of the agreement with KFELS, the Company had an option to purchase the ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. Effective January 31, 2004, the Company exercised its purchase option and acquired the ENSCO 102 for a net payment of $94.6 million. EEL was effectively liquidated upon the Company's acquisition of the ENSCO 102. A summary of the unaudited operating results of EEL for the three-month period ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003, is as follows:

ENSCO Enterprises Limited Condensed Statements of Income (In Millions) (Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2004	2003

Charter Revenue	$ 4.0	$ 1.6	$ 8.3
Depreciation expense	(1.0)	(.5)	(2.0)
Interest expense	(2.5)	(.8)	(4.9)

Net income	$ .5	$ .3	$ 1.4

       The Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL for the six-month period ended June 30, 2004. During the three months and six months ended June 30, 2003, the Company recognized $700,000 and $1.5 million, respectively, net of intercompany eliminations, from its equity in the earnings of EEL. The Company's equity in the earnings of EEL is included in operating expenses on the consolidated statements of income.

        During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during construction or the two-year period after completion of construction. Additionally, if the Company has not exercised its purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised. Construction of the ENSCO 106 is anticipated to be completed during the fourth quarter of 2004. At June 30, 2004, the Company's investment in EEL II totaled $17.2 million.

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

Note 6 - Income Taxes

       The Company's consolidated effective income tax rate for the three months ended June 30, 2004 was 22.1% as compared to 28.5% in the prior year quarter. The Company's consolidated effective income tax rate for the six months ended June 30, 2004 was 24.7% as compared to 28.5% in the prior year period. The decrease in the effective tax rate for both the three-month and six-month periods is primarily due to an increase in the relative portion of the Company's projected annual earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Note 7 - Contingencies

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

       The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position, results of operations or cash flows.

Note 8 - Subsequent Event

       In July 2004, the Company settled an insurance claim related to damages and associated downtime incurred on the ENSCO 7500 during the first quarter of 2002. The Company will recognize a gain of $3.9 million in the third quarter of 2004 in connection with the settlement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 53 drilling rigs, including 42 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Demand for jackup rigs in the Gulf of Mexico decreased during the first half of 2003 as oil and gas companies focused more of their spending on international projects. However, demand improved somewhat in the second half of 2003 as the supply of jackup rigs in the Gulf of Mexico declined when certain rigs mobilized to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs improved over the course of 2003. During the first six months of 2004, jackup day rate trends were mixed, with day rates for the larger premium jackup rigs decreasing slightly from year-end 2003 levels due to a modest oversupply of larger rigs, while day rates for smaller jackup rigs increased slightly from year-end 2003 rates.

       Demand and day rates for jackup rigs in Europe remained fairly stable over the first half of 2003. However, day rates for jackup rigs in Europe declined during the second half of 2003 due to limited term work opportunities. During the first half of 2004, day rates for jackup rigs in Europe remained at reduced levels.

       Day rates for jackup rigs in Asia Pacific remained relatively stable over the course of 2003 and the first six months of 2004. Asia Pacific jackup rig activity levels also remained fairly stable during the first three quarters of 2003, but declined during the fourth quarter of 2003 due to the completion of several 2003 drilling programs. Activity levels in Asia Pacific recovered to early 2003 levels during the first quarter of 2004 and have remained consistent throughout the second quarter.

RESULTS OF OPERATIONS

       In May 2004, the Company entered into an agreement to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003. Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the six-month period ended June 30, 2003.

       The following analysis highlights the Company's consolidated operating results for the three-month and six-month periods ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Operating Results
Revenues	$181.4	$194.3	$367.9	$387.2
Operating expenses
Contract drilling	107.0	109.0	214.4	218.5
Depreciation and amortization	36.0	32.6	71.6	64.4
General and administrative	7.4	4.8	13.1	10.7

Operating income	31.0	47.9	68.8	93.6
Other income (expense), net	(7.9)	(9.6)	(16.6)	(17.9)
Provision for income taxes	5.1	10.9	12.9	21.6

Income from continuing operations	18.0	27.4	39.3	54.1

Income (loss) from discontinued operations	(.5)	3.7	(.8)	(.1)

Net income	$ 17.5	$ 31.1	$ 38.5	$ 54.0

       Second quarter 2004 revenues decreased $12.9 million, or 7%, from the prior year second quarter. The decrease in revenues is due primarily to reduced utilization and day rates for the Europe/Africa jackup rigs and reduced utilization of the ENSCO 7500, partially offset by increased day rates for the North America jackup rigs and increased utilization of Asia Pacific jackup rigs. Second quarter 2004 contract drilling expense decreased $2.0 million, or 2%, from the prior year second quarter. The decrease in contract drilling expense is primarily due to a reduction in utilization for the Europe/Africa jackup rigs and ENSCO 7500, a decrease in repair and insurance costs, and a $3.4 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102). These decreases were partially offset by increased utilization of Asia Pacific rigs, increased mobilization expense and $4.0 million of costs incurred during the current year quarter relating to the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East.

       For the six months ended June 30, 2004, revenues decreased $19.3 million, or 5%, from the prior year period. The decrease in revenues is due primarily to reduced utilization and day rates for the Europe/Africa jackup rigs and reduced utilization of the ENSCO 7500, partially offset by increased day rates for the North America jackup rigs. Contract drilling expense for the six months ended June 30, 2004 decreased by $4.1 million, or 2%, as compared to the prior year period. The decrease in contract drilling expense is primarily due to a reduction in utilization for the Europe/Africa jackup rigs and ENSCO 7500, a decrease in repair and insurance costs, and a $5.9 million decrease in costs associated with the aforementioned ENSCO 102 joint venture charter operations. These decreases were partially offset by increased utilization of Asia Pacific rigs, increased mobilization expense and the aforementioned $4.0 million costs incurred during the current year period associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East.

       The following is an analysis of certain operating information for the Company for the three-month and six-month periods ended June 30, 2004 and 2003 (in millions, except utilization and day rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues
Jackup rigs:
North America	$ 61.1	$ 48.3	$126.2	$ 93.1
Europe/Africa	29.0	49.3	66.6	98.1
Asia Pacific	70.2	58.0	123.2	119.8
South America/Caribbean	7.6	8.3	15.7	15.6

Total jackup rigs	167.9	163.9	331.7	326.6
Semisubmersible rig - North America	.1	17.2	12.0	33.6
Barge rig - Asia Pacific	4.4	4.7	8.2	9.4
Barge rigs - South America/Caribbean	6.3	3.9	10.6	7.3
Platform rigs - North America	2.7	4.6	5.4	10.3

Total	$181.4	$194.3	$367.9	$387.2

Contract Drilling Expense
Jackup rigs:
North America	$ 37.0	$ 36.1	$ 74.5	$ 70.5
Europe/Africa	20.9	24.1	46.0	49.1
Asia Pacific	34.7	32.0	65.5	65.8
South America/Caribbean	3.5	3.3	6.7	6.4

Total jackup rigs	96.1	95.5	192.7	191.8
Semisubmersible rig - North America	3.3	4.6	7.6	9.5
Barge rig - Asia Pacific	2.3	2.9	4.2	5.7
Barge rigs - South America/Caribbean	2.9	2.8	5.7	5.3
Platform rigs - North America	2.4	3.2	4.2	6.2

Total	$107.0	$109.0	$214.4	$218.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rig Utilization(1)
Rig utilization:
Jackup rigs:
North America	86%	88%	87%	86%
Europe/Africa	66%	95%	78%	93%
Asia Pacific	87%	82%	82%	86%
South America/Caribbean	90%	98%	94%	99%

Total jackup rigs	83%	88%	84%	87%
Semisubmersible rig - North America	0%	100%	33%	98%
Barge rig - Asia Pacific	100%	96%	100%	97%
Barge rigs - South America/Caribbean	27%	17%	22%	17%
Platform rigs - North America	33%	67%	33%	76%

Total	72%	79%	73%	79%

Average day rates:(2)
Jackup rigs:
North America	$ 38,829	$ 27,937	$ 38,899	$ 27,948
Europe/Africa	62,131	69,786	58,771	70,728
Asia Pacific	61,862	62,791	62,747	62,975
South America/Caribbean	89,957	86,104	89,790	83,079

Total jackup rigs	51,221	47,499	50,688	47,977
Semisubmersible rig - North America	--	188,346	184,815	188,341
Barge rig - Asia Pacific	47,867	40,239	44,828	40,761
Barge rigs - South America/Caribbean	36,268	41,368	38,483	38,898
Platform rigs - North America	29,475	26,408	28,980	26,271

Total	$ 49,911	$ 49,548	$ 50,705	$ 49,909

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations and demobilizations.

The following is an analysis of the Company's offshore drilling rigs at June 30, 2004 and 2003:

	Number of Rigs
	June 30,
	2004	2003
Jackup rigs:
North America(1)(2)	20	21
Europe/Africa	8	8
Asia Pacific(2)	13	12
South America/Caribbean	1	1

Total jackup rigs	42	42

Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Barge rigs - South America/Caribbean	6	6
Platform rigs - North America(3)	3	3

Total(4)	53	53

(1)	Excludes the jackup rig ENSCO 55, which was operating in North America at June 30, 2003 but was sold in connection with the execution of a rig construction agreement during the second quarter 2004, and its operating results have been reclassified as discontinued operations.
(2)	During the second quarter of 2004, ENSCO 67 was mobilized from the Gulf of Mexico to Singapore, where it will enter a shipyard for major enhancement procedures before being deployed in the Asia Pacific region.
(3)	Excludes the platform rigs ENSCO 23 and ENSCO 24, which were available for operations in North America at June 30, 2003 but were sold in connection with the execution of a rig construction agreement during the second quarter 2004, and their operating results have been reclassified as discontinued operations.
(4)	The total number of rigs excludes ENSCO 106 and ENSCO 107 which are currently under construction. The ENSCO 106, which was under construction at both June 30, 2004 and 2003, is expected to enter service by the end of 2004. The ENSCO 107, which commenced construction during the first quarter of 2004, is expected to enter service by the end of 2005.

    North America Jackup Rigs

       Second quarter 2004 revenues for the North America jackup rigs increased by $12.8 million, or 27%, and contract drilling expense increased by $900,000, or 2%, as compared to the prior year quarter. The increase in revenues is due primarily to a 39% increase in average day rates, partially offset by a reduction in utilization to 86% in the current year quarter from 88% in the prior year quarter. The increase in contract drilling expense is primarily attributable to $4.0 million of costs incurred during the current year quarter relating to the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East. This increase was partially offset by a decrease in repair, insurance and personnel costs.

       For the six months ended June 30, 2004, revenues for the North America jackup rigs increased by $33.1 million, or 36%, and contract drilling expense increased by $4.0 million, or 6%, as compared to the prior year period. The increase in revenues is due primarily to a 39% increase in the average day rates. The increase in contract drilling expense is primarily attributable to $4.0 million of costs incurred during the current year period relating to the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East. Excluding the impact of the $4.0 million relating to the delayed relocation of jackup rigs, current period contract drilling expense is little changed from the prior year period, as increased personnel and mobilization costs were offset by decreased insurance and repair costs.

    Europe/Africa Jackup Rigs

       Second quarter 2004 revenues for the Europe/Africa jackup rigs decreased $20.3 million, or 41%, from the prior year quarter. The decrease in revenues is due primarily to an 11% decrease in the average day rates and a reduction in utilization to 66% in the current year quarter from 95% in the prior year quarter. Contract drilling expense decreased by $3.2 million, or 13%, from the prior year quarter due primarily to decreased utilization.

       For the six months ended June 30, 2004, revenues for the Europe/Africa jackup rigs decreased by $31.5 million, or 32%, from the prior year period. The decrease in revenues is primarily attributable to a 17% decrease in the average day rates and a reduction in utilization to 78% in the current year period from 93% in the prior year period. Contract drilling expense decreased by $3.1 million, or 6%, from the prior year period due primarily to decreased utilization.

    Asia Pacific Jackup Rigs

       Second quarter 2004 revenues for the Asia Pacific jackup rigs increased by $12.2 million, or 21%, and contract drilling expense increased by $2.7 million, or 8%, as compared to the prior year quarter. The increase in revenues is primarily due to an increase in utilization to 87% in the current year quarter from 82% in the prior year quarter and a $6.2 million increase in revenues associated with mobilization and reimbursed costs. The increase in contract drilling expense is primarily attributable to increased utilization and a $4.5 million increase in mobilization and reimbursable expenses, partially offset by a $3.4 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102).

       For the six months ended June 30, 2004, revenues for the Asia Pacific jackup rigs increased by $3.4 million, or 3%, and contract drilling expense decreased by $300,000, or 1%, as compared to the prior year period. The increase in revenues is primarily due to a $7.1 million increase in revenues associated with mobilization and reimbursed costs, partially offset by a reduction in utilization to 82% in the current year period from 86% in the prior year period. The decrease in contract drilling expense is primarily attributable to a $5.9 million decrease in costs associated with the aforementioned ENSCO 102 joint venture charter operations and a decrease in insurance costs, partially offset by a $5.7 million increase mobilization and reimbursable expenses.

    South America/Caribbean Jackup Rig

       Second quarter 2004 revenues for the South America/Caribbean jackup rig decreased by $700,000, or 8%, compared to the prior year quarter. The decrease in revenues is primarily due to a reduction in utilization to 90% in the current year quarter from 98% in the prior year quarter and a decrease in revenue associated with reimbursed costs. Second quarter 2004 contract drilling expense for the South America/Caribbean jackup rig increased by $200,000, or 6%, from the prior year quarter due to increased repair and personnel costs.

       For the six months ended June 30, 2004, revenues for the South America/Caribbean jackup rig increased $100,000, or 1%, and contract drilling expense increased $300,000, or 5%, as compared to the prior year period. The increase in revenues is primarily due to an 8% increase in the average day rate of ENSCO 76, partially offset by a reduction in utilization to 94% in the current year period from 99% in the prior year period and a decrease in revenue associated with reimbursed costs. The increase in contract drilling expense is due primarily to increased personnel and repair costs, partially offset by a decrease in insurance costs and reimbursable expenses.

    North America Semisubmersible Rig

       Second quarter 2004 revenues for the ENSCO 7500 decreased by $17.1 million, or 99%, and second quarter 2004 contract drilling expenses decreased $1.3 million, or 28%, as compared to the prior year quarter as the rig completed an approximate three-year contract in the first quarter 2004 and was idle undergoing minor improvements, regulatory inspection and maintenance procedures during the second quarter 2004.

       For the six months ended June 30, 2004, revenues for the ENSCO 7500 decreased $21.6 million, or 64%, and contract drilling expense decreased $1.9 million, or 20%, from the prior year period as the rig was idle during the second quarter as noted above.

    Asia Pacific Barge Rig

       Second quarter 2004 revenues for the Asia Pacific barge rig decreased by $300,000, or 6%, and contract drilling expense decreased by $600,000, or 21%, compared to the prior year quarter. The decrease in revenues is primarily due to a $1.0 million decrease in revenues associated with mobilization and reimbursed costs, partially offset by a 19% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in reimbursable expenses.

       For the six months ended June 30, 2004, revenues for the Asia Pacific barge rig decreased $1.2 million, or 13%, and contract drilling expense decreased $1.5 million, or 26%, as compared to the prior year period. The decrease in revenues is primarily due to a $2.4 million decrease in revenues associated with mobilization and reimbursed costs, partially offset by a 10% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in reimbursable expenses.

    South America/Caribbean Barge Rigs

       Second quarter 2004 revenues for the South America/Caribbean barge rigs increased by $2.4 million, or 62%, compared to the prior year quarter. The increase in revenue is due primarily to ENSCO III, which worked 56 days during the current year quarter but was idle during the prior year quarter. Second quarter 2004 contract drilling expense increased $100,000, or 4%, from the prior year quarter due primarily to the utilization of ENSCO III during the current year quarter, partially offset by reduced repair expenses and a gain on the disposition of equipment.

       For the six months ended June 30, 2004, revenues for the South America/Caribbean barge rigs increased by $3.3 million, or 45%, and contract drilling expense increased $400,000, or 8%, as compared to the prior year period. The increase in revenue is due primarily to ENSCO III, which worked 59 days during the current year period but was idle during the prior year period. The increase in contract drilling expense is primarily due to the utilization of ENSCO III during the current year period, partially offset by a decrease in repair and insurance costs and a gain on the disposition of equipment.

    Platform Rigs

       Second quarter 2004 revenues for the platform rigs decreased by $1.9 million, or 41%, and contract drilling expense decreased $800,000, or 25%, as compared to the prior year quarter. The decrease in revenue is due primarily to ENSCO 29, which was idle during the current year quarter compared to fully utilized during the prior year quarter. The decrease in contract drilling expense is primarily due to the reduced utilization of ENSCO 29.

       For the six months ended June 30, 2004, revenues for platform rigs decreased by $4.9 million, or 48%, and contract drilling expenses decreased $2.0 million, or 32%, as compared to the prior year period. The decreases are due primarily to a reduction in utilization to 33% in the current year period from 76% in the prior year period.

Depreciation and Amortization

       Depreciation and amortization expense for the second quarter of 2004 increased by $3.4 million, or 10%, as compared to the prior year quarter. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the second quarter of 2003 and depreciation on the ENSCO 102 which was acquired in January 2004.

       Depreciation and amortization expense for the six months ended June 30, 2004 increased by $7.2 million, or 11%, as compared to the prior year period. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the second quarter 2003 and depreciation on the ENSCO 102 which was acquired in January 2004.

General and Administrative

       General and administrative expense for the second quarter of 2004 increased by $2.6 million, or 54%, as compared to the prior year quarter. The increase is primarily attributable to personnel costs, director costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects.

       General and administrative expense for the six months ended June 30, 2004 increased by $2.4 million, or 22%, as compared to the prior year period. The increase is primarily attributable to personnel costs, director costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects, partially offset by a payment in the first quarter of 2003 of one-time severance costs of $1.1 million under an employment contract assumed in connection with the Chiles acquisition in 2002.

Other Income (Expense)

       Other income (expense) for the second quarter and six months ended June 30, 2004 and 2003 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest income	$.8	$.9	$ 1.6	$ 1.6
Interest expense, net:
Interest expense	(10.0)	(9.5)	(20.1)	(19.1)
Capitalized interest	.3	.4	.4	.8

	(9.7)	(9.1)	(19.7)	(18.3)
Other, net	1.0	(1.4)	1.5	(1.2)

	$(7.9)	$(9.6)	$(16.6)	$(17.9)

       Second quarter interest income decreased by $100,000 compared to the prior year second quarter due to a reduction in average interest rates. Interest income for the six months ended June 30, 2004 was unchanged from the comparable prior year period, as an increase resulting from increased cash balances invested was offset by the impact of lower average interest rates. Interest expense for the second quarter and six months ended June 30, 2004 increased as compared to prior year periods due to minor increases in outstanding debt and average effective interest rates. Capitalized interest for the second quarter and six months ended June 30, 2004 decreased compared to the prior year periods due to a decrease in the amount invested in enhancement projects. Other, net in both current and prior year periods consists primarily of foreign currency translation gains and losses.

Provision for Income Taxes

       The provision for income taxes for the second quarter of 2004 decreased by $5.8 million as compared to the prior year quarter. The decrease is attributable to reduced profitability and a decrease in the effective tax rate to 22.1% in the second quarter of 2004 from 28.5% in the prior year quarter. The provision for income taxes for the six months ended June 30, 2004 decreased by $8.7 million as compared to the corresponding prior year period. The decrease is attributable to reduced profitability and a decrease in the effective tax rate to 24.7% in the current year period from 28.5% in the prior year period. The effective tax rate decreased in the current year three-month and six-month periods from the corresponding prior year periods due primarily to an increase in the relative portion of the Company's projected annual earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Discontinued Operations

       In May 2004, the Company entered into an agreement to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the six-month period ended June 30, 2004.

       Following is a summary of income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2004 and 2003 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Revenues
Contract drilling	$.1	$ 2.6	$ 2.6	$ 4.8
Marine transportation	--	--	--	7.6

	.1	2.6	2.6	12.4
Operating expenses
Contract drilling	.8	3.4	3.8	6.3
Marine transportation	--	(.2)	--	12.5

	.8	3.2	3.8	18.8

Operating loss before income taxes	(.7)	(.6)	(1.2)	(6.4)

Income tax benefit	.2	.2	.4	2.2
Gain on sale of discontinued operations, net	--	4.1	--	4.1

Income (loss) from discontinued operations	$ (.5)	$ 3.7	$ (.8)	$ (.1)

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

       During the six month period ended June 30, 2004, the Company's primary source of cash consisted of $128.5 million generated from continuing drilling operations and its primary use of cash consisted of $179.7 million for the acquisition, enhancement and other improvement of drilling rigs. During the six month period ended June 30, 2003, the Company's primary sources of cash consisted of $123.8 million generated from continuing drilling operations and $78.8 million from the sale of its marine transportation fleet and its primary use of cash consisted of $100.6 million for the enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the six month periods ended June 30, 2004 and 2003, including discussions of cash flow from operations, capital expenditures, financing and off-balance sheet arrangements, are set forth below.

Cash Flow and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures of continuing operations for the six months ended June 30, 2004 and 2003 are as follows (in millions):

	2004	2003

Cash flow from continuing operations	$128.5	$123.8

Capital expenditures on continuing operations
Rig acquisition	$ 94.6	$--
New construction	--	.8
Enhancements	63.4	75.0
Minor upgrades and improvements	21.7	24.8

	$179.7	$100.6

       Cash flow from continuing operations increased by $4.7 million for the six months ended June 30, 2004 as compared to the prior year period. The increase is primarily attributable to a $21.8 million increase in cash flow from working capital changes, partially offset by a decrease in cash flow from reduced profitability.

       Effective January 31, 2004, the Company purchased the ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. In addition to the acquisition of ENSCO 102, management anticipates that full year 2004 capital expenditures will include approximately $200.0 million for rig enhancement projects and approximately $50.0 million for minor upgrades and improvements. Management also plans to invest approximately $14.4 million in its joint venture formed to construct and own the ENSCO 106 during 2004. The sale and transfer of ENSCO 23, ENSCO 24 and ENSCO 55 upon the execution of the ENSCO 107 construction agreement in May 2004 did not involve capital expenditures and management does not expect to make significant capital expenditures for construction of the ENSCO 107 during 2004. (See "Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106; see "Outlook" for information concerning the construction of the ENSCO 107.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the non-owned interest in the ENSCO 106 in 2004.

Financing and Capital Resources

        In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.25 million. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of June 30, 2004, the Company had $74.3 million outstanding under the bonds.

        In connection with the acquisition of Chiles Offshore Inc. ("Chiles") in August 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76. The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million, which commenced in January 2000 and will end in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of June 30, 2004, the Company had $44.1 million outstanding under the bonds.

        On January 25, 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million, which commenced in June 2001 and will end in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. As of June 30, 2004, the Company had $145.7 million outstanding under the bonds.

        In November 1997, the Company issued $300.0 million of unsecured debt in a public offering, consisting of $150.0 million of 6.75% Notes due November 15, 2007 (the "Notes") and $150.0 million of 7.20% Debentures due November 15, 2027 (the "Debentures"). Interest on the Notes and the Debentures is payable semiannually in May and November, and totals $20.9 million on an annual basis.

        The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently 0.525%), depending on the Company's credit rating. The Company pays a facility fee (currently 0.225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of 0.25% per annum on outstanding advances under the Credit Agreement if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at June 30, 2004.

        The Company is in compliance with the covenants of all of its debt instruments.

Off-Balance Sheet Arrangements

        During the first quarter of 2003, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to establish a joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. KFELS will construct and deliver the ENSCO 106 for a 75% interest in EEL II. Under the terms of the agreement with KFELS, the Company has an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during the rig construction period or the two-year period following construction completion. At June 30, 2004, the Company's investment in EEL II totaled $17.2 million.

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

Liquidity

        The Company’s liquidity position at June 30, 2004 and December 31, 2003 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2004	2003

Cash and cash equivalents	$283.2	$354.0
Working capital	270.2	355.9
Current ratio	2.4	2.9

        At June 30, 2004, the Company had $283.2 million of cash and cash equivalents, as well as $250.0 million available for borrowing under its Credit Agreement, to meet liquidity needs. Management expects to fund the Company's short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At June 30, 2004, the Company had foreign currency exchange contracts outstanding to exchange $18.9 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the third and fourth quarters of 2004. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of June 30, 2004 would approximate $400,000.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At June 30, 2004, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

    Rig Construction

       On May 21, 2004, the Company entered into an agreement with KFELS for the construction of a new high performance premium jackup rig to be named ENSCO 107. Upon execution of the agreement, the Company sold and transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to KFELS and will pay an additional $55.0 million prior to delivery of the rig, which is expected in late 2005. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and a sister rig to the ENSCO 106, which is currently under construction in Singapore. The ENSCO 106, which is being constructed under a joint venture with KFELS, is expected to be delivered by year-end 2004.

    Rig Enhancements and Relocations

       The ENSCO 68 is currently in a shipyard undergoing major enhancements and is projected to return to service in the Gulf of Mexico during October 2004. The ENSCO 67 is currently en route to Singapore where it will enter a shipyard for major enhancements and is projected to return to service in the Asia Pacific region during the second quarter of 2005. The ENSCO 95 is scheduled to mobilize from the Gulf of Mexico by the end of July 2004 to a shipyard in the Middle East where it will undergo enhancements and is projected to return to service in late November or early December 2004. The ENSCO 88, currently in a Gulf of Mexico shipyard undergoing enhancements that are projected to be completed in August 2004, is scheduled to mobilize to a Middle East shipyard for installation of additional quarters and be available for work in October 2004. The Company plans to commence enhancement procedures on three additional Gulf of Mexico jackup rigs during 2004, including two projects with projected shipyard durations of four months each commencing in September 2004 and December 2004 and one project with projected shipyard duration of nine months commencing in October 2004.

    North America

       As of July 26, 2004, all 17 of the Company's jackup rigs in the North America region not undergoing enhancement procedures or preparing for international mobilization are working. The ENSCO 7500, the Company's deep water semisubmersible rig, completed minor improvements, regulatory inspection and maintenance procedures during the second quarter and is currently idle. However, the Company has received a letter of intent for an approximate 100-day contract scheduled to commence in August 2004 at an approximate day rate of $85,000.

       As of July 26, 2004, one of the Company's three platform rigs is operating under a contract scheduled for completion in August 2004. The Company has executed a long-term contract for a second platform rig with a commencement date scheduled in September 2004. The Company's platform rigs have experienced utilization in the 40% to 60% range during the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

    Europe/Africa

       As of July 26, 2004, two of the Company's eight jackup rigs in the Europe/Africa region are idle and management currently anticipates additional idle time for these rigs in the third quarter of 2004.

    Asia Pacific

       As of July 26, 2004, all of the Company's 13 rigs currently located in the Asia Pacific region are operating with commitments into the fourth quarter of 2004 or later. As noted above, the Company is increasing the size of its Asia Pacific fleet during 2004 through the relocation of three jackup rigs from the Gulf of Mexico, one of which is currently en route and the other two scheduled for mobilization in the near future. Allowing for mobilization and shipyard procedures upon arrival, management expects two of the rigs relocated from the Gulf of Mexico to be available for service in the fourth quarter of 2004 and the third in the second quarter of 2005.

    South America/Caribbean

       The Company's jackup rig working offshore Trinidad and Tobago, the ENSCO 76, continues operations under a contract scheduled for completion in September 2004. As of July 26, 2004, the Company's six barge rigs located in Venezuela are idle, with two of the barge rigs currently in drydock undergoing regulatory procedures after completing contracts in July 2004. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term. The Company evaluated the carrying values of its barge rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

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

    Property and Equipment

       At June 30, 2004, the carrying value of the Company's property and equipment totaled $2,375.0 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At June 30, 2004, the Company has a $343.5 million net deferred income tax liability and $51.7 million of accrued liabilities for income taxes currently payable.

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

       During the fiscal quarter ended June 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
               Securities

       Following is a summary of all repurchases by the Company of its common stock during the three month period ended June 30, 2004:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April	--	--	--	--
May	1,953	$26.15	--	--
June	529	26.52	--	--

Total	2,482	$26.23	--	--

       All of the shares repurchased during the three month period ended June 30, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 4.   Submission of Matters to a Vote of Security Holders

       On May 11, 2004, the Company held an annual meeting of stockholders to consider a proposal to elect three Class III Directors. A description of the proposal is contained in the Company's proxy statement dated March 19, 2004 relating to the 2004 annual meeting of stockholders.

       There were 150,998,314 shares of the Company's common stock entitled to vote at the annual meeting based on the March 15, 2004 record date, of which 135,534,978 shares, or approximately 90%, were present and voting in person or by proxy. With respect to the proposal listed above, the voting was as follows:

   Election of Class III Directors

	Votes for	Votes Withheld

Rita M. Rodriguez	133,498,298	2,036,680
David M. Carmichael	122,419,960	13,115,018
Thomas L. Kelly II	122,493,211	13,041,767

The terms of the following directors continued after the meeting: Gerald W. Haddock, Morton H. Meyerson, Paul E. Rowsey, III, Joel V. Staff and Carl F. Thorne.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits Filed with this Report Exhibit No.

3.2	Revised and Restated Bylaws of the Company, effective May 11, 2004.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed Reports on Form 8-K on (i) April 15, 2004, with respect to the contractual status of the Company's offshore rig fleet as of April 15, 2004, (ii) April 20, 2004, announcing the Company's first quarter 2004 results, (iii) May 17, 2004, with respect to the contractual status of the Company's offshore rig fleet as of May 17, 2004, (iv) June 1, 2004 announcing a new company officer, (v) June 15, 2004, with respect to the contractual status of the Company's offshore rig fleet as of June 15, 2004, and (vi) June 21, 2004 announcing the delay in relocation of two jackup rigs to the Middle East.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 26, 2004	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller