Form 10-Q
period 2004-09-30
ENSCO INTERNATIONAL INC
filed 2004-11-08
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
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

There were 151,081,993 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 4, 2004.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard or enter service, (x) the determination whether the ENSCO 64 will be repaired or declared a constructive total loss, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) unionization or similar collective actions by the Company's employees, (xiii) consolidation among the Company's competitors or customers and (xiv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of September 30, 2004, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
October 18, 2004

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2004		2003

OPERATING REVENUES	$190.9		$197.3

OPERATING EXPENSES
Contract drilling	105.4		112.8
Depreciation and amortization	36.0		32.6
General and administrative	6.8		5.2

	148.2		150.6

OPERATING INCOME	42.7		46.7

OTHER INCOME (EXPENSE)
Interest income		.9		.9
Interest expense, net	(8.7)		(8.9)
Other, net	(1.2)			.8

	(9.0)		(7.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33.7		39.5

PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	(1.6)		1.9
Deferred income tax expense	9.6		9.4

	8.0		11.3

INCOME FROM CONTINUING OPERATIONS	25.7		28.2

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		.1		(.4)

NET INCOME	$ 25.8		$ 27.8

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .1	7	$ .1	9
Discontinued operations	.0	0	(.0	0)

	$ .1	7	$ .1	9

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .1	7	$ .1	9
Discontinued operations	.0	0	(.0	0)

	$ .1	7	$ .1	9

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.	8	149.	8
Diluted	151.	0	150.	2

CASH DIVIDENDS PER COMMON SHARE	$ .02	5	$ .02	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2004		2003

OPERATING REVENUES	$558.8		$584.5

OPERATING EXPENSES
Contract drilling	319.8		331.3
Depreciation and amortization	107.6		97.0
General and administrative	19.9		15.9

	447.3		444.2

OPERATING INCOME	111.5		140.3

OTHER INCOME (EXPENSE)
Interest income	2.5		2.5
Interest expense, net	(28.4)		(27.2)
Other, net		.3		(.4)

	(25.6)		(25.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	85.9		115.2

PROVISION FOR INCOME TAXES
Current income tax expense	2.6		6.0
Deferred income tax expense	18.3		26.9

	20.9		32.9

INCOME FROM CONTINUING OPERATIONS	65.0		82.3

DISCONTINUED OPERATIONS
Loss from discontinued operations, net		(.7)	(4.6)
Gain on disposal of discontinued operations, net		--	4.1

		(.7)		(.5)

NET INCOME	$ 64.3		$ 81.8

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .4	3	$ .5	5
Discontinued operations	(.0	0)	(.0	0)

	$ .4	3	$ .5	5

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .4	3	$ .5	5
Discontinued operations	(.0	0)	(.0	0)

	$ .4	3	$ .5	5

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.	7	149.	5
Diluted	150.	8	150.	0

CASH DIVIDENDS PER COMMON SHARE	$ .07	5	$ .07	5

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 280.7	$ 354.0
Accounts receivable, net	151.1	149.4
Prepaid expenses and other	38.0	39.9

Total current assets	469.8	543.3

PROPERTY AND EQUIPMENT, AT COST	3,381.8	3,126.3
Less accumulated depreciation	980.3	909.1

Property and equipment, net	2,401.5	2,217.2

GOODWILL	341.0	342.7

OTHER ASSETS, NET	41.9	79.8

	$3,254.2	$3,183.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 26.2	$ 15.8
Accrued liabilities	146.2	148.6
Current maturities of long-term debt	23.0	23.0

Total current liabilities	195.4	187.4

LONG-TERM DEBT	535.7	549.9

DEFERRED INCOME TAXES	362.5	345.9

OTHER LIABILITIES	17.7	18.7

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized
and none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
174.5 million and 173.9 million shares issued	17.4	17.4
Additional paid-in capital	1,418.1	1,409.0
Retained earnings	981.6	928.6
Restricted stock (unearned compensation)	(12.5)	(13.0)
Accumulated other comprehensive loss	(11.3)	(10.9)
Treasury stock, at cost, 23.4 million shares	(250.4)	(250.0)

Total stockholders' equity	2,142.9	2,081.1

	$3,254.2	$3,183.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$ 64.3	$ 81.8
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss from discontinued operations	.7	4.6
Depreciation and amortization	107.6	97.0
Deferred income tax provision	18.3	26.9
Gain on sale of discontinued operations, net	--	(4.1)
Tax benefit from stock compensation	1.9	4.4
Amortization of other assets	4.7	4.1
Net (gain) loss on asset dispositions	(.4)	.5
Other	2.7	1.7
Changes in operating assets and liabilities:
Increase in accounts receivable	(1.6)	(1.1)
Increase in prepaid expenses and other assets	(1.3)	(8.9)
Increase (decrease) in accounts payable	10.5	(2.7)
Increase (decrease) in accrued liabilities	(7.8)	.5

Net cash provided by operating activities of continuing operations	199.6	204.7

INVESTING ACTIVITIES
Additions to property and equipment	(247.7)	(141.2)
Net proceeds from sale of discontinued operations	--	78.8
Proceeds from disposition of assets	2.3	4.4
Sale of investments	--	38.4
Investment in joint venture	(6.0)	(11.7)

Net cash used in investing activities of continuing operations	(251.4)	(31.3)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	26.7
Reduction of long-term borrowings	(14.5)	(14.5)
Cash dividends paid	(11.3)	(11.3)
Proceeds from exercise of stock options	6.2	7.7
Other	(.1)	(.7)

Net cash provided by (used in) financing activities of continuing operations	(19.7)	7.9

Effect of exchange rate changes on cash and cash equivalents	(1.9)	.8

Net cash provided by (used in) discontinued operations	.1	(2.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73.3)	179.8

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	354.0	147.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$280.7	$326.9

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

       The financial data for the three-month and nine-month periods ended September 30, 2004 and 2003 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 2004. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       Certain reclassifications have been made to the 2003 unaudited consolidated financial statements to conform to the 2004 presentation.

Note 2 - Earnings Per Share

       For the three-month and nine-month periods ended September 30, 2004 and 2003, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Weighted average common shares-basic	150.8	149.8	150.7	149.5
Potentially dilutive common shares:
Stock options	.1	.4	.1	.5
Restricted stock grants	.1	--	--	--

Weighted average common shares-diluted	151.0	150.2	150.8	150.0

Options to purchase 3.3 million shares and 3.9 million shares of common stock in the three-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 3.6 million shares and 3.3 million shares of common stock in the nine-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003

Net income as reported	$25.8		$27.8		$64.3		$81.8
Less stock-based employee compensation expense, net of tax	(2.5)		(2.5)		(7.0)		(6.7)

Pro forma net income	$23.3		$25.3		$57.3		$75.1

Basic earnings per share:
As reported	$ .	17	$ .	19	$ .	43	$ .	55
Pro forma	.	15	.	17	.	38	.	50

Diluted earnings per share:
As reported	$ .	17	$ .	19	$ .	43	$ .	55
Pro forma	.	15	.	17	.	38	.	50

Note 3 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income	$25.8	$27.8	$64.3	$81.8
Other comprehensive income (loss):
Net change in fair value of derivatives	.6	1.8	(.8)	.1
Reclassification of net unrealized gains on
derivatives from other comprehensive income
(loss) into net income	.4	.2	1.0	.6
Other	(.6)	--	(.6)	--

Net other comprehensive income (loss)	.4	2.0	(.4)	.7

Comprehensive income	$26.2	$29.8	$63.9	$82.5

The components of the accumulated other comprehensive loss section of stockholders' equity at September 30, 2004 and December 31, 2003, are as follows (in millions):

	September 30,	December 31,
	2004	2003

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives	10.2	9.8

Accumulated other comprehensive loss	$11.3	$10.9

       At September 30, 2004 the net unrealized losses on derivative instruments included in other comprehensive loss totaled $10.2 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized gains to be reclassified to contract drilling expense	$ (.5)
Unrealized losses to be reclassified to interest expense	.7

Net unrealized loss to be reclassified to earnings	$.2

Note 4 - Discontinued Operations

       In May 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003. At December 31, 2003, assets of the discontinued operations included in property and equipment totaled $41.0 million and liabilities of the discontinued operations included in deferred income taxes totaled $14.3 million.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003.

Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Revenues
Contract drilling	$--	$ 2.3	$ 2.6	$ 7.1
Marine transportation	--	--	--	7.6

	--	2.3	2.6	14.7
Operating expenses
Contract drilling	(.1)	3.1	3.7	9.4
Marine transportation	--	(.1)	--	12.4

	(.1)	3.0	3.7	21.8

Operating income (loss) before income taxes	.1	(.7)	(1.1)	(7.1)

Income tax benefit	.0	.3	.4	2.5
Gain on sale of discontinued operations, net	--	--	--	4.1

Income (loss) from discontinued operations	$.1	$ (.4)	$ (.7)	$ (.5)

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

       Under the terms of the agreement with KFELS, the Company had an option to purchase the ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. Effective January 31, 2004, the Company exercised its purchase option and acquired the ENSCO 102 for a net payment of $94.6 million. EEL was effectively liquidated upon the Company's acquisition of the ENSCO 102. A summary of the unaudited operating results of EEL for the three-month period ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003, is as follows:

ENSCO Enterprises Limited Condensed Statements of Operations (In millions) (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2004	2003

Charter revenue	$ 4.1	$ 1.6	$12.4
Depreciation expense	(2.0)	(.5)	(4.0)
Interest expense	(2.4)	(.8)	(7.3)

Net income (loss)	$ (.3)	$ .3	$ 1.1

       The Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL for the nine-month period ended September 30, 2004. During the three-months and nine-months ended September 30, 2003, the Company recognized $600,000 and $2.1 million, respectively, net of intercompany eliminations, from its equity in the earnings of EEL. The Company's equity in the earnings of EEL is included in contract drilling expense on the consolidated statements of income.

        During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during the rig construction period or the two-year period following construction. Additionally, if the Company has not exercised its purchase option upon completion of construction, the Company will charter the ENSCO 106 from EEL II for a two-year period under terms similar to those of the ENSCO 102 charter from EEL. Both the Company and KFELS have the right to terminate the joint venture at the end of the two-year period if the purchase option has not been exercised. Construction of the ENSCO 106 is expected to be completed in December 2004 or January 2005 and after commissioning, should be available for work early in the first quarter of 2005. At September 30, 2004, the Company's investment in EEL II totaled $17.8 million.

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

Note 6 - Income Taxes

       The Company's consolidated effective income tax rate for the three months ended September 30, 2004 was 23.7% as compared to 28.6% in the prior year quarter. The Company's consolidated effective income tax rate for the nine months ended September 30, 2004 was 24.3% as compared to 28.6% in the prior year period. The decrease in the effective tax rate for both the three-month and nine-month periods is primarily due to an increase in the relative portion of the Company's projected annual earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Note 7 - Contingencies

       In September 2004, two of the Company's offshore drilling rigs in the Gulf of Mexico, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained substantial damage during Hurricane Ivan. Analyses of the damage are ongoing, and the Company currently is unable to fully estimate the nature and extent of the damage sustained by the two rigs. The physical damage to the rigs, as well as the related removal and recovery costs, are covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. It is possible the ENSCO 64, which was more severely damaged than ENSCO 25, will be declared a constructive total loss as defined by the Company's insurance policies. If this is the case, the ENSCO 64 will not be subject to a deductible and the Company would receive the total rig insured value of $65.0 million, which will result in the recognition of a gain, as the insurance proceeds will exceed the $52.8 million carrying value of the rig. If ENSCO 64 is not declared a constructive total loss, the insurance proceeds received as a result of the claim will likely exceed the net book value of the portion of the rig that is determined to be impaired, which will result in the recognition of a gain equal to the amount of the excess. Due to the uncertainties involved and the amount of time and effort which will be required to fully estimate the damage the two rigs sustained, the Company has recognized a $5.5 million loss representing its aggregate insurance deductible. The loss is included in "Other, net" in the consolidated statement of income.

       The Company has been notified that it may be subjected to criminal liability under the U.K. Heath and Safety Executive Act in connection with a fatal injury suffered by an employee on one of its rigs during May 2003. The matter is currently under review by U.K. authorities and the Company has not formally been charged with an offense. Should the Company be charged and criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in very preliminary stages and the Company has not determined the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company intends to vigorously defend against the litigation and, based on information currently available, the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcome of these lawsuits.

       Legislation known as the U.K. Working Time Directive was introduced in August 2003 and may be applicable to employees of the Company and other drilling contractors that work offshore in U.K. territorial waters or in the U.K. sector of the North Sea. Certain unions representing offshore employees have claimed that drilling contractors are not in compliance with the U.K. Working Time Directive in respect of paid time off (vacation time) for employees working offshore on a rotational basis (equal time working and off). Based on the information available at this time, the Company does not expect the resolution of this matter to have a material adverse effect on its financial position, results of operations or cash flows.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a fleet of 53 drilling rigs, including 42 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       Financial operating results in the offshore contract drilling industry have historically been very cyclical and are primarily related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond the control of the Company. Offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such spending fluctuations result from many factors, including:

•	demand for oil and gas,
•	regional and global economic conditions and expected changes therein,
•	political and legislative environments in the U.S. and other major oil-producing countries,
•	production levels and related activities of OPEC and other oil and gas producers, and
•	the impact that these and other events have on the current and expected future pricing of oil and natural gas

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming and costly to move rigs between markets. Accordingly, as demand changes in a given market, the day rates and utilization of rigs could fluctuate significantly.

       Since factors that affect offshore exploration and development spending are beyond the control of the Company and rig demand can change quickly, it is difficult for the Company to predict industry conditions or trends in operating results. Periods of low demand result in excess rig supply, which generally reduces day rates and rig utilization levels; periods of high demand tighten rig supply, generally resulting in increased day rates and rig utilization levels.

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

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. oil and natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. Demand for jackup rigs in the Gulf of Mexico decreased during the first half of 2003 as oil and gas companies focused more of their spending on international projects. However, conditions improved somewhat in the second half of 2003 as the supply of jackup rigs in the Gulf of Mexico declined when the Company's competitors mobilized certain rigs to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs improved over the course of 2003. During the first six months of 2004, jackup day rate trends were mixed, with day rates for the larger premium jackup rigs decreasing slightly from year-end 2003 levels due to a modest oversupply of larger rigs, while day rates for smaller jackup rigs increased slightly from year-end 2003 rates. During the third quarter of 2004, jackup rigs in the Gulf of Mexico experienced higher average day rates than the first two quarters of 2004 primarily as a result of the mobilization of additional rigs to international markets and increased drilling requirements by operators.

       Demand and day rates for jackup rigs in Europe were relatively stable during the first half of 2003 but declined during the second half of 2003 due to limited term work opportunities. During the first nine months of 2004, day rates for jackup rigs in Europe generally remained at reduced levels, but have improved modestly in recent months.

       Day rates for jackup rigs in Asia Pacific remained relatively stable over the course of 2003 and during the first three quarters of 2004. Asia Pacific jackup rig activity levels also remained fairly stable during the first three quarters of 2003, but declined during the fourth quarter of 2003 due to the completion of several 2003 drilling programs. Activity levels in Asia Pacific recovered to early 2003 levels during the first quarter of 2004 and have remained stable throughout the second and third quarters.

RESULTS OF OPERATIONS

       In May 2004, the Company entered into an agreement to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003. Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003.

     The following analysis highlights the Company's consolidated operating results for the three-month and nine-month periods ended September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Operating Results
Revenues	$190.9	$197.3	$558.8	$584.5
Operating expenses
Contract drilling	105.4	112.8	319.8	331.3
Depreciation and amortization	36.0	32.6	107.6	97.0
General and administrative	6.8	5.2	19.9	15.9

Operating income	42.7	46.7	111.5	140.3
Other expense, net	9.0	7.2	25.6	25.1
Provision for income taxes	8.0	11.3	20.9	32.9

Income from continuing operations	25.7	28.2	65.0	82.3

Income (loss) from discontinued operations	.1	(.4)	(.7)	(.5)

Net income	$25.8	$27.8	$64.3	$81.8

       Third quarter 2004 revenues decreased $6.4 million, or 3%, from the prior year quarter. The decrease in revenues is due primarily to reduced utilization of the Europe/Africa jackup rigs and South America/Caribbean barge rigs and reduced utilization and average day rate of the ENSCO 7500, partially offset by increased average day rates for the North America jackup rigs and increased operating days for the Asia Pacific jackup rigs. Third quarter 2004 contract drilling expense decreased $7.4 million, or 7%, from the prior year third quarter. The decrease in contract drilling expense is primarily due to a reduction in utilization of the ENSCO 7500 and ENSCO II, a decrease in repair and insurance costs, a $1.2 million insurance premium rebate earned as a result of the low level of claims experienced during the Company's prior policy year and a $3.9 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102). These decreases were partially offset by a $2.4 million increase in contract drilling expense associated with the mobilization of ENSCO 88 to the Middle East from the Gulf of Mexico.

       For the nine months ended September 30, 2004, revenues decreased $25.7 million, or 4%, from the prior year period. The decrease in revenues is due primarily to reduced utilization and average day rates for the Europe/Africa jackup rigs and the ENSCO 7500, partially offset by increased average day rates for the North America jackup rigs. Contract drilling expense for the nine months ended September 30, 2004 decreased by $11.5 million, or 3%, as compared to the prior year period. The decrease in contract drilling expense is primarily due to a reduction in utilization of the ENSCO 7500, a decrease in repair and insurance costs, a $1.2 million insurance premium rebate earned as a result of the low level of claims experienced during the Company's prior policy year, and a $9.8 million decrease in costs associated with the aforementioned ENSCO 102 joint venture charter operations. These decreases were partially offset by increased contract drilling expense resulting from increased operating days for the Asia Pacific jackup rigs, $2.4 million of mobilization expense associated with the relocation of ENSCO 88 to the Middle East from the Gulf of Mexico, and $4.0 million of costs incurred during the current year second quarter relating to the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East.

       Detailed explanations of the Company's operating results for the three-month and nine-month periods ended September 30, 2004 and 2003, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates for the three-month and nine-month periods ended September 30, 2004 and 2003 (in millions, except utilization and day rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues
Jackup rigs:
North America	$ 63.0	$ 55.3	$189.2	$148.4
Europe/Africa	37.0	41.4	103.6	139.5
Asia Pacific	72.4	62.5	195.6	182.3
South America/Caribbean	8.2	8.5	23.9	24.1

Total jackup rigs	180.6	167.7	512.3	494.3
Semisubmersible rig - North America	2.8	16.4	14.8	50.0
Barge rig - Asia Pacific	4.9	5.0	13.1	14.4
Barge rigs - South America/Caribbean	0.0	4.1	10.6	11.4
Platform rigs - North America	2.6	4.1	8.0	14.4

Total	$190.9	$197.3	$558.8	$584.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Contract Drilling Expense
Jackup rigs:
North America	$ 31.5	$ 37.2	$106.0	$107.7
Europe/Africa	24.5	24.8	70.5	73.9
Asia Pacific	35.5	33.7	101.0	99.5
South America/Caribbean	3.0	3.4	9.7	9.8

Total jackup rigs	94.5	99.1	287.2	290.9
Semisubmersible rig - North America	4.0	5.0	11.6	14.5
Barge rig - Asia Pacific	2.4	3.3	6.6	9.0
Barge rigs - South America/Caribbean	1.7	2.8	7.4	8.1
Platform rigs - North America	2.8	2.6	7.0	8.8

Total	$105.4	$112.8	$319.8	$331.3

Rig Utilization:(1)
Jackup rigs:
North America	83%	85%	86%	86%
Europe/Africa	77%	91%	78%	93%
Asia Pacific	83%	88%	82%	87%
South America/Caribbean	100%	98%	96%	99%

Total jackup rigs	82%	88%	83%	87%
Semisubmersible rig - North America	36%	95%	34%	97%
Barge rig - Asia Pacific	100%	100%	100%	98%
Barge rigs - South America/Caribbean	0%	17%	15%	17%
Platform rigs - North America	33%	67%	33%	73%

Total	70%	79%	72%	79%

Average day rates:(2)
Jackup rigs:
North America	$ 43,001	$ 32,355	$ 40,176	$ 29,443
Europe/Africa	62,767	61,025	60,044	67,534
Asia Pacific	63,355	62,989	62,979	62,980
South America/Caribbean	88,791	90,040	89,441	85,408

Total jackup rigs	54,751	48,411	52,050	48,124
Semisubmersible rig - North America	86,605	189,433	149,966	188,700
Barge rig - Asia Pacific	51,777	41,923	47,161	41,172
Barge rigs - South America/Caribbean	--	42,569	38,483	40,135
Platform rigs - North America	30,384	25,846	29,401	26,170

Total	$ 54,414	$ 50,720	$ 51,916	$ 50,180

(1)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations and demobilizations.

The following is an analysis of the Company's offshore drilling rigs at September 30, 2004 and 2003:
	Number of Rigs
	2004	2003
Jackup rigs:
North America(1)(2)	18	21
Europe/Africa	8	8
Asia Pacific(2)	15	12
South America/Caribbean	1	1

Total jackup rigs	42	42
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Barge rigs - South America/Caribbean	6	6
Platform rigs - North America(3)	3	3

Total(4)	53	53

(1)	Excludes the jackup rig ENSCO 55, which was operating in North America at September 30, 2003 but was sold in connection with the execution of a rig construction agreement during the second quarter 2004, and its operating results have been reclassified as discontinued operations.
(2)	In the second quarter of 2004, ENSCO 67 was mobilized from the Gulf of Mexico to Singapore and in the third quarter of 2004, ENSCO 88 and ENSCO 95 were mobilized from the Gulf of Mexico to the Middle East. All three rigs are currently in shipyards for enhancement procedures before being deployed in the Asia Pacific region.
(3)	Excludes the platform rigs ENSCO 23 and ENSCO 24, which were available for operations in North America at September 30, 2003 but were sold in connection with the execution of a rig construction agreement during the second quarter 2004, and their operating results have been reclassified as discontinued operations.
(4)	The total number of rigs excludes ENSCO 106 and ENSCO 107 which are currently under construction. The ENSCO 106, which was under construction at both September 30, 2004 and 2003, is expected to enter service in early 2005. The ENSCO 107, which commenced construction during the first quarter of 2004, is expected to enter service by the end of 2005.

   North America Jackup Rigs

     Third quarter 2004 revenues for the North America jackup rigs increased by $7.7 million, or 14%, and contract drilling expense decreased by $5.7 million, or 15%, as compared to the prior year quarter. The increase in revenues is due primarily to a 33% increase in average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet in the current year quarter resulting from the recent relocation of three jackup rigs from the Gulf of Mexico. The significant increase in average day rates is primarily attributable to a reduction in supply of Gulf of Mexico jackup rigs resulting from the relocation of several rigs by the Company and its competitors to international markets in the latter half of 2003 and in 2004. Although supply and demand factors have improved, short-term contracts remain prevalent in the Gulf of Mexico jackup market, and it is not possible to determine whether the current increasing day rate trend will continue. The decrease in contract drilling expense is primarily attributable to the reduced size of the fleet in the current year quarter and the receipt of a $500,000 insurance premium rebate in the current year quarter.

     For the nine months ended September 30, 2004, revenues for the North America jackup rigs increased by $40.8 million, or 27%, and contract drilling expense decreased by $1.7 million, or 2%, as compared to the prior year period. The increase in revenues is due primarily to a 36% increase in the average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet in the current year period resulting from the relocation of three jackup rigs from the Gulf of Mexico during 2004. The significant increase in average day rates is primarily attributable to a reduction in supply of Gulf of Mexico jackup rigs, as discussed above. The slight decrease in contract drilling expense is primarily attributable to the reduced size of the fleet in the current year period and the $500,000 insurance premium rebate discussed above, partially offset by $4.0 million of costs incurred during the current year second quarter relating to the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East and increased personnel costs.

   Europe/Africa Jackup Rigs

     Third quarter 2004 revenues for the Europe/Africa jackup rigs decreased $4.4 million, or 11%, from the prior year quarter. The decrease in revenues is due primarily to a reduction in utilization to 77% in the current year quarter from 91% in the prior year quarter. The decrease in utilization is due to market weakness that began during the latter part of 2003. While both utilization and day rates have been increasing during recent months, it is not possible to determine if this trend will continue or if demand for jackup rigs in the North Sea will continue to improve. Contract drilling expense decreased by $300,000, or 1%, from the prior year quarter due primarily to $900,000 of expenses associated with a crane failure during the prior year quarter and the receipt of a $300,000 insurance premium rebate in the current year quarter, partially offset by increased personnel costs.

     For the nine months ended September 30, 2004, revenues for the Europe/Africa jackup rigs decreased by $35.9 million, or 26%, from the prior year period. The decrease in revenues is primarily attributable to an 11% decrease in the average day rates and a reduction in utilization to 78% in the current year period from 93% in the prior year period. The decrease in average day rates and utilization is due to the market weakness discussed above. Contract drilling expense decreased by $3.4 million, or 5%, from the prior year period primarily due to reduced repair and insurance costs as well as the previously discussed expenses associated with a crane failure during the prior year quarter and an insurance rebate in the current year quarter, partially offset by increased personnel costs.

   Asia Pacific Jackup Rigs

     Third quarter 2004 revenues for the Asia Pacific jackup rigs increased by $9.9 million, or 16%, and contract drilling expense increased by $1.8 million, or 5%, as compared to the prior year quarter. The increase in revenues is primarily due to improved utilization. Excluding the impact of three rigs relocated to the Asia Pacific region during the second and third quarters of 2004 (ENSCO 67, ENSCO 88 and ENSCO 95) and currently in shipyards, utilization of the remaining 12 rigs in the Asia Pacific jackup rig fleet increased to 100% in the current year quarter from 88% in the prior year quarter. The improved utilization resulted from idle time rigs spent in shipyards undergoing enhancements and contract preparation in the prior year quarter. The increase in contract drilling expense is primarily attributable to $3.3 million of costs associated with the three rigs added to the Asia Pacific fleet in 2004, the impact of increased utilization of the remaining rigs in the fleet and increased reimbursable expenses, partially offset by a $3.9 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture, and the receipt of a $400,000 insurance premium rebate in the current year quarter (see Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's charter of the ENSCO 102).

     For the nine months ended September 30, 2004, revenues for the Asia Pacific jackup rigs increased by $13.3 million, or 7%, and contract drilling expense increased by $1.5 million, or 2%, as compared to the prior year period. The increase in revenues is primarily due to improved utilization and increased revenues associated with reimbursed costs. Excluding the impact of three rigs relocated to the Asia Pacific region during 2004 and currently in shipyards, utilization of the remaining 12 rigs in the Asia Pacific jackup rig fleet increased to 91% in the current year period from 87% in the prior year period. The improved utilization resulted from a reduction in the amount of time rigs spent in shipyards undergoing enhancements and contract preparation in the current year period compared to the prior year period. The increase in contract drilling expense is primarily attributable to $3.6 million of costs associated with the three rigs added to the Asia Pacific fleet in 2004, the impact of increased utilization of the remaining rigs in the fleet and increased mobilization and reimbursable expenses, partially offset by a $9.8 million decrease in costs associated with the aforementioned ENSCO 102 joint venture charter operations, the receipt of a $400,000 insurance rebate in the current year period and decreases in repair and insurance expenses.

   South America/Caribbean Jackup Rig

     Third quarter 2004 revenues for the South America/Caribbean jackup rig decreased by $300,000, or 4%, compared to the prior year quarter. The decrease in revenues is primarily due to a decrease in revenue associated with reimbursed costs. Third quarter 2004 contract drilling expense for the South America/Caribbean jackup rig decreased by $400,000, or 12%, from the prior year quarter due to decreased repair and reimbursable costs.

     For the nine months ended September 30, 2004, revenues for the South America/Caribbean jackup rig decreased $200,000, or 1%, and contract drilling expense decreased $100,000, or 1%, as compared to the prior year period. The decrease in revenues is primarily due to a reduction in utilization to 96% in the current year period from 99% in the prior year period and a decrease in revenue associated with reimbursed costs, partially offset by a 5% increase in average day rate. The decrease in contract drilling expense is due primarily to a decrease in insurance costs and reimbursable expenses.

   North America Semisubmersible Rig

     Third quarter 2004 revenues for the ENSCO 7500 decreased by $13.6 million, or 83%, and third quarter 2004 contract drilling expenses decreased $1.0 million, or 20%, as compared to the prior year quarter as the rig completed an approximate three-year contract in the first quarter 2004 and was idle while completing minor improvements, regulatory inspection, maintenance and repair procedures during approximately two months of the third quarter 2004. (See "Outlook" for information concerning the expected near-term plans for the ENSCO 7500.)

     For the nine months ended September 30, 2004, revenues for the ENSCO 7500 decreased $35.2 million, or 70%, and contract drilling expense decreased $2.9 million, or 20%, from the prior year period as the rig was idle approximately six months during the current year period as noted above.

   Asia Pacific Barge Rig

     Third quarter 2004 revenues for the Asia Pacific barge rig, which is currently located in Indonesia, decreased by $100,000, or 2%, and contract drilling expense decreased by $900,000, or 27%, compared to the prior year quarter. The decrease in revenues is primarily due to a $700,000 decrease in revenues associated with mobilization and reimbursed costs partially offset by a 24% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in reimbursable expenses.

     For the nine months ended September 30, 2004, revenues for the Asia Pacific barge rig decreased $1.3 million, or 9%, and contract drilling expense decreased $2.4 million, or 27%, as compared to the prior year period. The decrease in revenues is primarily due to a $2.7 million decrease in revenues associated with mobilization and reimbursed costs, partially offset by a 15% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in reimbursable expenses.

   South America/Caribbean Barge Rigs

     Third quarter 2004 revenues for the South America/Caribbean barge rigs decreased by $4.1 million, or 100%, compared to the prior year quarter, as the ENSCO II was idle during the current year quarter after completing a long-term contract, but worked 92 days during the prior year quarter. Third quarter 2004 contract drilling expense decreased $1.1 million, or 39%, from the prior year quarter due primarily to the decrease in utilization of ENSCO II during the current year quarter.

     For the nine months ended September 30, 2004, revenues for the South America/Caribbean barge rigs decreased by $800,000, or 7%, and contract drilling expense decreased $700,000, or 9%, as compared to the prior year period. The decrease in revenue is due primarily to ENSCO II, which was idle 93 days during the current year period but worked all of the prior year period. The decrease in contract drilling expense is primarily due to the reduced utilization of ENSCO II during the current year period.

   North America Platform Rigs

     Third quarter 2004 revenues for the North America platform rigs decreased by $1.5 million, or 37%, and contract drilling expense increased $200,000, or 8%, as compared to the prior year quarter. The decrease in revenue is due primarily to ENSCO 29, which was idle during the current year quarter compared to fully utilized during the prior year quarter. The increase in contract drilling expense is primarily due to the preparation of a rig for a contract scheduled to commence in the fourth quarter of 2004.

     For the nine months ended September 30, 2004, revenues for platform rigs decreased by $6.4 million, or 44%, and contract drilling expenses decreased $1.8 million, or 20%, as compared to the prior year period. The decreases are due primarily to a reduction in utilization to 33% in the current year period from 73% in the prior year period.

Depreciation and Amortization

     Depreciation and amortization expense for the third quarter of 2004 increased by $3.4 million, or 10%, as compared to the prior year quarter. The increase is primarily attributable to the depreciation associated with capital enhancement projects completed subsequent to the third quarter of 2003, and depreciation on the ENSCO 102, which was acquired in January 2004.

     Depreciation and amortization expense for the nine months ended September 30, 2004 increased by $10.6 million, or 11%, as compared to the prior year period. The increase is primarily attributable to the depreciation associated with capital enhancement projects completed subsequent to the third quarter of 2003, and depreciation on the ENSCO 102 which was acquired in January 2004.

General and Administrative

     General and administrative expense for the third quarter of 2004 increased by $1.6 million, or 31%, as compared to the prior year quarter. The increase is primarily due to personnel costs, director costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects.

     General and administrative expense for the nine months ended September 30, 2004 increased by $4.0 million, or 25%, as compared to the prior year period. The increase is primarily attributable to personnel costs, director costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects, partially offset by a payment in the first quarter of 2003 of one-time severance costs of $1.1 million under an employment contract assumed in connection with the Chiles Offshore Company ("Chiles") acquisition in 2002.

Other Income (Expense)

     Other income (expense) for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income	$.9	$.9	$ 2.5	$ 2.5
Interest expense, net:
Interest expense	(10.2)	(9.4)	(30.3)	(28.5)
Capitalized interest	1.5	.5	1.9	1.3

	(8.7)	(8.9)	(28.4)	(27.2)
Other, net	(1.2)	.8	.3	(.4)

	$ (9.0)	$ (7.2)	$(25.6)	$(25.1)

     Interest expense for the three months and nine months ended September 30, 2004 increased as compared to the corresponding prior year periods due primarily to a minor increase in average effective interest rates. Capitalized interest for the three months and nine months ended September 30, 2004 increased as compared to the corresponding prior year periods due to an increase in the amount invested in enhancement projects.

     Other, net for the third quarter of 2004 includes a $5.5 million loss for the insurance deductible related to damages sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan in the Gulf of Mexico. (See Note 7 to the Company's Consolidated Financial Statements.) The $5.5 million loss is partially offset by a $3.9 million gain resulting from the settlement of an insurance claim related to ENSCO 7500 steel hull repairs and lost revenue in the first quarter of 2002 and net foreign currency translation gains of $400,000. Other, net for the third quarter of 2003 includes a $500,000 gain related to the receipt and sale of shares of common stock of Prudential Financial, Inc. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and Prudential Financial Incorporated's conversion from a mutual company to a stock company. Other, net for the third quarter of 2003 also includes net foreign currency translation gains of $300,000.

     Other, net for the nine months ended September 30, 2004 consists primarily of the $3.9 million gain related to the ENSCO 7500 insurance claim settlement discussed above and net foreign currency translation gains of $1.9 million, partially offset by the $5.5 million loss for the insurance deductible related to the damages sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan. Other, net for the nine months ended September 30, 2003 consists primarily of net foreign currency translation losses of $800,000 and a $300,000 loss related to the decline in fair value of $5.0 million notional amount of speculative treasury lock agreements obtained in the Chiles acquisition, partially offset by the $500,000 gain related to the receipt of shares of common stock of Prudential Financial, Inc. discussed above.

Discontinued Operations

       In May 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005. The exchange of the three rigs was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003.

       Effective April 1, 2003, the Company sold its 27-vessel marine transportation fleet and ceased conducting marine transportation operations. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003.

       Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Revenues
Contract drilling	$--	$ 2.3	$ 2.6	$ 7.1
Marine transportation	--	--	--	7.6

	--	2.3	2.6	14.7
Operating expenses
Contract drilling	(.1)	3.1	3.7	9.4
Marine transportation	--	(.1)	--	12.4

	(.1)	3.0	3.7	21.8

Operating income (loss) before income taxes	.1	(.7)	(1.1)	(7.1)

Income tax benefit	.0	.3	.4	2.5
Gain on sale of discontinued operations, net	--	--	--	4.1

Income (loss) from discontinued operations	$.1	$ (.4)	$ (.7)	$ (.5)

Provision for Income Taxes

     The provision for income taxes for the three months ended September 30, 2004 decreased by $3.3 million as compared to the prior year third quarter. The decrease is attributable to reduced profitability and a decrease in effective tax rate to 23.7% in the third quarter of 2004 from 28.6% in the prior year quarter. The provision for income taxes for the nine months ended September 30, 2004 decreased by $12.0 million as compared to the corresponding prior year period. The decrease is attributable to reduced profitability and a decrease in the effective tax rate to 24.3% in the current year period from 28.6% in the prior year period. The effective tax rate decreased in the current year three-month and nine-month periods from the corresponding prior year periods due primarily to an increase in the relative portion of the Company's projected annual earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates overseas.

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

       During the nine month period ended September 30, 2004, the Company's primary source of cash consisted of $199.6 million generated from continuing drilling operations and its primary use of cash consisted of $247.7 million for the acquisition, enhancement and other improvement of drilling rigs. During the nine month period ended September 30, 2003, the Company's primary sources of cash consisted of $204.7 million generated from continuing drilling operations and $78.8 million from the sale of its marine transportation fleet and its primary use of cash consisted of $141.2 million for the enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the nine month periods ended September 30, 2004 and 2003, including discussions of cash flow from operations, capital expenditures, financing and off-balance sheet arrangements, are set forth below.

Cash Flow and Capital Expenditures

     The Company's cash flow from continuing operations and capital expenditures of continuing operations for the nine months ended September 30, 2004 and 2003 are as follows (in millions):

	Nine Months Ended September 30,
	2004	2003

Cash flow from continuing operations	$199.6	$204.7

Capital expenditures on continuing operations
Rig acquisition	$ 94.6	$--
New construction	.1	.9
Enhancements	118.8	106.5
Minor upgrade and improvements	34.2	33.8

	$247.7	$141.2

       Cash flow from continuing operations decreased by $5.1 million for the nine months ended September 30, 2004 as compared to the prior year period. The decrease resulted primarily from a $19.5 million decrease in cash receipts from drilling services, partially offset by a $12.6 million decrease in cash payments associated with contract drilling expenses.

       Effective January 31, 2004, the Company purchased the ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. In addition to the acquisition of ENSCO 102, management anticipates that full year 2004 capital expenditures will include approximately $200.0 million for rig enhancement projects and approximately $50.0 million for minor upgrades and improvements. Management also plans to invest approximately $12.0 million in its joint venture formed to construct and own the ENSCO 106 during 2004. The sale and transfer of ENSCO 23, ENSCO 24 and ENSCO 55 upon the execution of the ENSCO 107 construction agreement in May 2004 did not involve capital expenditures and management does not expect to make significant capital expenditures for construction of the ENSCO 107 during 2004. (See "Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106; see "Outlook" for information concerning the construction of the ENSCO 107.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs or elect to exercise its option to acquire the non-owned interest in the ENSCO 106 in 2004.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to total capital ratios at September 30, 2004 and December 31, 2003 are summarized below (in millions, except percentages):

	September 30,	December 31,
	2004	2003

Long-term debt	$ 535.7	$ 549.9
Total capital(1)	2,678.6	2,631.0
Long-term debt to total capital	20.0%	20.9%

(1)Total capital includes long-term debt plus stockholders equity.

        During the nine months ended September 30, 2004, there were no significant changes in the Company's total capital. At September 30, 2004, the Company has an aggregate $261.1 million outstanding under three separate bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

        The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. The Company had no amounts outstanding under the Credit Agreement at September 30, 2004 and does not currently anticipate borrowing under the Credit Agreement during 2004. The Company is in compliance with the financial covenants under the Credit Agreement, which require the maintenance of a specified level of interest coverage, debt ratio and tangible net worth.

Off-Balance Sheet Arrangements

        During the first quarter of 2003, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to establish a joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company will contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. KFELS will construct and deliver the ENSCO 106 for a 75% interest in EEL II. Under the terms of the agreement with KFELS, the Company has an option to purchase the ENSCO 106 from EEL II, at a formula derived price, at any time during the rig construction period or the two-year period following construction, which is expected to be completed in December 2004 or January 2005. At September 30, 2004, the Company's investment in EEL II totaled $17.8 million.

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

Liquidity

       The Company's liquidity position at September 30, 2004 and December 31, 2003 is summarized in the table below (in millions, except ratios):

	September 30,	December 31,
	2004	2003

Cash and cash equivalents	$280.7	$354.0
Working capital	274.4	355.9
Current ratio	2.4	2.9

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At September 30, 2004, the Company had foreign currency exchange contracts outstanding to exchange $84.6 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the next 15 months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of September 30, 2004 would approximate $3.0 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At September 30, 2004, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices and other factors that impact oil and gas drilling and expenditure activity, rig utilization and day rates. Whether recent levels of regional and worldwide expenditures for oil and gas drilling and drilling activity will increase, decrease or remain unchanged, is not determinable at this time. Accordingly, future rig demand and trends in average day rates and utilization levels are uncertain. Management's current plans and expectations relative to its major areas of operations and near-term industry conditions are detailed below.

    Rig Construction

       On May 21, 2004, the Company entered into an agreement with KFELS for the construction of a new high performance premium jackup rig to be named ENSCO 107. Upon execution of the agreement, the Company sold and transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to KFELS and will pay an additional $55.0 million prior to delivery of the rig, which is expected in late 2005. The ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and a sister rig to the ENSCO 106, which is currently under construction in Singapore. The ENSCO 106, which is being constructed under a joint venture with KFELS, is expected to be completed in December 2004 or January 2005 and after commissioning, should be available for work early in the first quarter of 2005.

    Rig Enhancements and Relocations

       The ENSCO 68 is currently in a shipyard undergoing major enhancements and is projected to return to service in the Gulf of Mexico during November 2004. The ENSCO 67 is currently in a Singapore shipyard for major enhancements and is projected to return to service in the Asia Pacific region during the second quarter of 2005. The ENSCO 95 is in a shipyard in the Middle East, where it is undergoing enhancements and is projected to return to service in late December 2004. The ENSCO 88 completed its move from the Gulf of Mexico to the Middle East and is currently in a shipyard for installation of additional quarters and will be available for work in November 2004. The ENSCO 84 is in a Gulf of Mexico shipyard undergoing enhancements and is projected to be delivered at the end of 2004. The Company also plans to commence enhancement procedures on one additional Gulf of Mexico jackup rig during 2004, with projected shipyard duration of approximately four months commencing in November 2004, and another major enhancement of a Gulf of Mexico jackup rig during 2005, with projected shipyard duration of nine months commencing in April 2005.

       In September 2004, two of the Company's offshore drilling rigs in the Gulf of Mexico, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained substantial damage during Hurricane Ivan. Analyses of the damage are ongoing, and the Company currently is unable to fully estimate the nature and extent of the damage sustained by the two rigs or the expected date they will be able to return to service. The physical damage to the rigs, as well as the related removal and recovery costs, are covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. It is possible the ENSCO 64, which was more severely damaged than ENSCO 25, will be declared a constructive total loss as defined by the Company's insurance policies. If this is the case, the ENSCO 64 will not be subject to a deductible and the Company would receive the total rig insured value of $65.0 million, which will result in the recognition of a gain, as the insurance proceeds will exceed the $52.8 million carrying value of the rig. If ENSCO 64 is not declared a constructive total loss, the insurance proceeds received as a result of the claim will likely exceed the net book value of the portion of the rig that is determined to be impaired, which will result in the recognition of a gain equal to the amount of the excess. The ENSCO 25 will return to service as soon as damage assessment and repair procedures are completed.

    North America

       As of November 4, 2004, all 15 of the Company's jackup rigs in the North America region not undergoing enhancement procedures are working. The ENSCO 7500, the Company's deep water semisubmersible rig, is also currently working and is committed into the second quarter of 2005.

       As discussed above, one of the Company's platform rigs was damaged by Hurricane Ivan while performing a drilling contract in the Gulf of Mexico. The rig is currently earning a standby rate while damage assessment and repair procedures are completed. The Company has executed a long-term contract for a second platform rig with a commencement date recently postponed to December 2004 as a result of customer operational issues. The Company's platform rigs have experienced average utilization in the 35% to 60% range during the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

    Europe/Africa

       As of November 4, 2004, all eight of the Company's jackup rigs in the Europe/Africa region are working and six of the eight rigs are committed into 2005. The Company has not secured commitments for the two rigs with contract completions scheduled in the fourth quarter of 2004 and Management currently anticipates some idle time for one or both of these rigs during the fourth quarter of 2004.

    Asia Pacific

       As of November 4, 2004, all 12 of the Company's jackup rigs in the Asia Pacific region not undergoing enhancement procedures are working and 10 of the 12 rigs are committed into 2005. Although the Company has not secured commitments for two rigs with contract completions scheduled for December 2004, Management currently does not anticipate significant idle time for either of the rigs.

    South America/Caribbean

       The Company's jackup rig working offshore Trinidad and Tobago, the ENSCO 76, continues operations under a contract extension scheduled for completion in early February 2005. As of November 4, 2004, five of the Company's six barge rigs located in Venezuela are idle. The ENSCO II barge rig commenced operations on a one year contract in October 2004. Due to the deterioration in the political and economic environment in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain and unlikely in the near term. The Company evaluated the carrying values of its barge rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

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

    Property and Equipment

       At September 30, 2004, the carrying value of the Company's property and equipment totaled $2,401.5 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       Useful lives of rigs are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and gas exploration and development, changes in market or economic conditions, and changes in laws or regulations affecting the drilling industry. The Company evaluates the remaining useful lives of its rigs on a periodic basis, considering operating condition, functional capability and market and economic factors. The Company's most recent change in estimated useful lives occurred in January 1998, when the Company extended the useful lives of its drilling rigs by an average of five to six years.

       The Company's fleet of 42 jackup rigs, which account for in excess of 75% of both the gross cost and net carrying amount of the Company's property and equipment at September 30, 2004, is depreciated over useful lives ranging from 15 to 30 years. The Company's semisubmersible rig is depreciated over a 30-year useful life and its seven barge rigs are depreciated over 20-year useful lives. The Company's three platform rigs are depreciated over useful lives ranging from 13 to 16 years. The following table provides an analysis of estimated increases and decreases in depreciation expense that would have been recognized for the nine months ended September 30, 2004, for various assumed changes in the useful lives of the Company's drilling rigs effective January 1, 2004:

Increase (decrease) in useful lives of the Company's drilling rigs	Estimated increase (decrease) in depreciation expense that would have been recognized (in millions)

10%	$ (9.8)
20%	(17.9)
(10%)	11.9
(20%)	26.0

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

       The Company evaluated the carrying value of six barge rigs and five platform rigs in December 2003 and determined that such carrying values were not impaired. The following table provides an analysis of estimated impairment charges that would have been recognized for various reductions in the levels of expected future annual cash flows used in the evaluation process:

Reduction in future annual cash flow estimates used in the Company's evaluation process	Estimated impairment charge that would have been recognized (in millions)

10%	$ 3.6
20%	11.4
30%	23.9
40%	43.5
50%	62.2

Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At September 30, 2004, the Company has a $352.7 million net deferred income tax liability and $44.1 million of accrued liabilities for income taxes currently payable.

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

       The Company operates in many foreign jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, the Company obtains professional guidance and considers existing industry practices before deploying tax planning strategies and meeting its tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities frequently are finalized through a negotiation process. While the Company has historically not experienced significant adjustments to previously recognized tax assets and liabilities as a result of tax return finalization, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to the Company's tax liabilities to increase, including the following:

•	During recent years the portion of the Company's overall operations conducted in foreign tax jurisdictions has been increasing and the Company currently anticipates this trend will continue.
•
In order to deploy tax planning strategies and conduct foreign operations efficiently, the Company's subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and frequently are reviewed by tax authorities.
•	The Company may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws and regulations change frequently, requiring the Company to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's equity interest in ENSCO Enterprises Limited II ("EEL II") constitutes a variable interest in a variable interest entity under FIN 46R. However, the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, of EEL II, and accordingly the Company is not required to consolidate EEL II. (See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements.)

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

     During the fiscal quarter ended September 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       The Company has been notified that it may be subjected to criminal liability under the U.K. Heath and Safety Executive Act in connection with a fatal injury suffered by an employee on one of its rigs during May 2003. The matter is currently under review by U.K. authorities and the Company has not formally been charged with an offense. Should the Company be charged and criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in very preliminary stages and the Company has not determined the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company intends to vigorously defend against the litigation and, based on information currently available, the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcome of these lawsuits.

       Legislation known as the U.K. Working Time Directive was introduced in August 2003 and may be applicable to employees of the Company and other drilling contractors that work offshore in U.K. territorial waters or in the U.K. sector of the North Sea. Certain unions representing offshore employees have claimed that drilling contractors are not in compliance with the U.K. Working Time Directive in respect of paid time off (vacation time) for employees working offshore on a rotational basis (equal time working and off). Based on the information available at this time, the Company does not expect the resolution of this matter to have a material adverse effect on its financial position, results of operations or cash flows.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended September 30, 2004:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

July	1,186	$29.10	--	--
August	1,310	$29.21	--	--
September	--	--	--	--

Total	2,496	$29.16	--	--

All of the shares repurchased during the three month period ended September 30, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 6. Exhibits Exhibit No.

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

ENSCO INTERNATIONAL INCORPORATED

Date: November 5, 2004	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
46