Form 10-K
period 2004-12-31
ENSCO INTERNATIONAL INC
filed 2005-02-23
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2004 FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
Registrant's telephone number, including area code: (214) 397-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.10	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).       Yes  X  No

The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on June 30, 2004, of $29.10) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $3,123,049,000.

As of February 21, 2005 there were 151,237,094 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2004, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	105
SIGNATURES	114

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard, or enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) changes in worldwide and regional supplies of drilling rigs, (xiv) the determination of whether ENSCO 64 will be repaired or declared a constructive total loss and (xv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company. As of February 15, 2005, the Company's complement of offshore drilling rigs includes 43 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore contract drilling services to the international oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/Africa, Asia Pacific (which includes Asia, the Middle East and Australia) and South America/Caribbean.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and new rig construction. The Company acquired Penrod Holding Corporation in 1993, Dual Drilling Company in 1996 and Chiles Offshore Inc. ("Chiles") in 2002, which added 19, 12 and 5 rigs, respectively, to the Company's current 54-rig fleet. From 1994 to 1999, the Company acquired five jackup rigs and completed construction of seven barge rigs. In 2000, the Company completed construction of ENSCO 101, a harsh environment jackup rig, and ENSCO 7500, a dynamically positioned deepwater semisubmersible rig capable of drilling in water depths up to 8,000 feet. In 2002, the Company and its joint venture partner, Keppel FELS Limited ("KFELS"), completed construction of ENSCO 102, a harsh environment jackup rig, which was initially operated by the Company and owned by the joint venture. The Company exercised a purchase option and acquired full ownership of ENSCO 102 in January 2004. The Company and KFELS formed a second joint venture in 2003 to construct a high performance premium jackup rig named ENSCO 106. Upon completion of construction in February 2005, the Company exercised a purchase option and acquired full ownership of ENSCO 106. In February 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of ENSCO 107, which will be of similar design as the ENSCO 106 and is expected to be delivered in late 2005 or early 2006.

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

Contract Drilling Operations

       The Company's contract drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international, government-owned and independent oil and gas companies. As of February 15, 2005, the Company owns and operates 43 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. Of the 43 jackup rigs, presently 19 are located in the Gulf of Mexico, seven are located in the North Sea, 16 are located in the Asia Pacific region and one is located offshore Africa. Of the seven barge rigs, six are located in Venezuela and one is located in Indonesia. The three platform rigs and the semisubmersible rig are located in the Gulf of Mexico.

       The Company's contract drilling services and equipment are used to drill and complete oil and gas wells. Demand for the Company's drilling services is based upon many factors which are beyond the control of the Company, including the market price of oil and gas, the stability of these prices, the production levels and other activities of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers, the regional supply and demand for natural gas, the worldwide expenditures for offshore oil and gas drilling, the level of worldwide economic activity, the long-term effect of worldwide energy conservation measures and the development and use of alternatives to hydrocarbon-based energy sources.

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

       The Company evaluates the performance of its drilling rigs on an ongoing basis, and seeks opportunities to sell or otherwise dispose of those that are less capable or less competitive. In connection with these evaluations, the Company removed four drilling rigs from service during 2001, including two platform rigs that were retired and two barge rigs that were subsequently sold during 2003. As discussed above, one jackup rig and two platform rigs were sold to KFELS in May 2004 in connection with the execution of the ENSCO 107 construction agreement.

Discontinued Marine Transportation Operations

       In April 2003, the Company sold its 27-vessel marine transportation fleet. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment as previously reported by the Company. Accordingly, the Company's continuing operations consist of one reportable segment: contract drilling services. The marine transportation fleet operating results have been reclassified as discontinued operations in the consolidated statements of income.

Backlog Information

       Durations of the Company's drilling contracts depend on several factors, including current and expected future market conditions, location of rigs and contract operations, and type and availability of rigs. During recent years, contracts for many of the Company's rigs have typically been short-term, especially in the Gulf of Mexico and the North Sea. The Company has historically entered into long-term contracts also, particularly with its international-based rigs, with contract terms typically of one year duration or longer.

       The current and historic backlog of business for the Company's contract drilling services as of February 1, 2005 and 2004 were $821.0 million and $249.8 million, respectively. The increase in backlog from the prior year is due primarily to several contracts entered into in the Asia Pacific region and a long-term contract on ENSCO 7500, all with durations greater than twelve months. Approximately $376.9 million of the backlog for contract drilling services as of February 1, 2005 is expected to be realized after December 31, 2005, including $243.2 million associated with rigs in the Asia Pacific region, $32.7 million associated with rigs in the Europe/Africa region and $101.0 million associated with ENSCO 7500 in the North America region.

Key Performance Measures

       The following table provides information regarding the Company's contract drilling services from continuing operations for each of the years in the five-year period ended December 31, 2004. Previously reported rig utilization and average day rates have been revised to reflect the removal of the activity associated with the one jackup rig and two platform rigs sold to KFELS in May 2004.

	2004	2003	2002(1)	2001	2000

Rig utilization:(2)
Jackup rigs
North America	84%	86%	87%	82%	99%
Europe/Africa	82%	93%	81%	88%	59%
Asia Pacific	82%	82%	78%	96%	73%
South America/Caribbean	97%	99%	100%	--	--

Total jackup rigs	84%	86%	84%	86%	85%
Semisubmersible rig - North America	51%	96%	92%	92%	77%
Barge rig - Asia Pacific(3)	100%	99%	40%	--	--
Barge rigs - South America/Caribbean	15%	20%	17%	34%	33%
Platform rigs	40%	67%	95%	64%	50%

Total	73%	78%	75%	75%	72%

Average day rates:(4)
Jackup rigs
North America	$42,006	$31,679	$26,939	$46,783	$34,982
Europe/Africa	60,542	64,615	74,759	65,172	38,560
Asia Pacific	63,226	63,154	58,836	42,313	37,548
South America/Caribbean	87,529	86,381	77,223	--	--

Total jackup rigs	53,429	48,428	45,798	50,045	35,945
Semisubmersible rig - North America	123,988	188,335	185,655	180,146	173,905
Barge rig - Asia Pacific(3)	48,317	41,333	41,750	--	--
Barge rigs - South America/Caribbean	37,437	39,475	39,987	42,553	39,897
Platform rigs	29,401	26,124	25,852	27,751	24,713

Total	$53,416	$50,393	$48,128	$50,997	$35,806

(1)	Rig utilization and average day rates include the results of the five jackup rigs obtained in the Chiles acquisition from the August 7, 2002 acquisition date.
(2)	Utilization is the ratio of aggregate contract days divided by the number of days in the period.
(3)	The Company mobilized a barge rig from Venezuela to Indonesia that commenced a long-term contract in December 2002.
(4)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

       Financial information regarding the Company's operating segment and foreign and domestic operations is presented in Note 14 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segment is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers

       The Company provides its services to a broad customer base, which includes major international, government-owned and independent oil and gas companies. Several of the customers served by the Company have been involved in mergers and acquisitions during recent years. While the Company has not experienced a significant impact as a result of oil and gas industry consolidation to date, the long-term impact on the Company's operations, if any, is not determinable at this time. During 2004, no customer provided more than 10% of consolidated revenue.

Industry Conditions

       Operations in the offshore contract drilling industry have historically been highly cyclical and are primarily related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond the control of the Company. Such levels of spending may be influenced significantly by oil and natural gas prices and expected changes in or instability of such prices, as well as other factors, including demand for oil and gas, regional and global economic conditions and expected changes therein, political, social and legislative environments in major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, and technological advancements that impact the methods or cost of oil and gas exploration and development. Events causing reductions in exploration and development spending by oil and gas companies may decrease demand for the Company's services and adversely impact revenues through lower day rates and reduced utilization of the Company's equipment.

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming and costly to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly.

       Industry conditions fluctuate in response to supply and demand forces. During industry upturns, the Company usually experiences higher utilization and day rates, and generally is able to negotiate more favorable contract terms. During industry downturns, the Company competes more aggressively for contracts and may accept less favorable commercial terms and contractual liability and indemnity provisions that do not offer the same level of protection against potential losses as can be obtained during industry upturns. Increased contractual liabilities may have an adverse effect on results of operations in connection with risks for which the Company is uninsured or underinsured.

       The Company's drilling contracts often are cancelable upon specific notice by the customer. Although contracts may require the customer to pay an early termination payment upon cancellation, such payment may not fully compensate for the loss of the contract. In periods of rapid market downturn, the Company's customers may not honor the terms of existing contracts, may terminate contracts or may seek to renegotiate contract rates and terms to conform with depressed market conditions. Furthermore, contracts customarily specify automatic termination or termination at the option of the customer in the event of a total loss of the drilling rig and often include provisions addressing termination rights or cessation of day rates if operations are suspended for extended periods by reason of excessive downtime for repairs, acts of God or other specified conditions. The Company's operating results may be adversely affected by early termination of contracts, contract renegotiations or cessation of day rates while operations are suspended.

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

Governmental Regulation

       The Company's businesses are affected by political developments and by local, state, federal and foreign laws and regulations that relate directly to the oil and gas industry. The industry may be affected by changing tax laws, price controls and other laws impacting the energy business. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental or other policy reasons could adversely affect the Company's operations by limiting available drilling and other opportunities in the energy service industry, as well as increase the cost of operations.

       The Company, its rigs and its operations are also subject to local, state, federal and foreign laws and regulations relating to engineering, design, structural, safety, operational, certification and inspection standards.

Environmental Matters

       The Company's operations are subject to local, state, federal and foreign laws and regulations controlling the discharge of materials into the environment and hazardous waste disposal or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs and penalties in the event of the occurrence of oil spills or similar discharges of pollutants into the environment or improper disposal of hazardous waste in the course of the Company's operations. Although, to date, such laws and regulations have not had a material adverse effect on the Company's results of operations, and the Company has not experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. In addition, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore exploration, development or production of oil and gas, the Company could be materially adversely affected.

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

Operational Risks and Insurance Contract drilling and offshore oil and gas operations in general are subject to numerous risks, including the following:

•	Blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require drilling of relief wells;
•	Craterings, punchthroughs or other events causing rigs to capsize, sink or otherwise incur significant damage;
•	Extensive uncontrolled fires, oil spills, or other discharges of pollutants causing damage to the environment;
•
Machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling operations;
•	Unionization or similar collective actions by the Company's employees or employees of subcontractors causing significant increases in operating costs; and
•	Property damage resulting from collisions, groundings, other accidents and severe weather conditions.

       In addition, many of the hazards and risks associated with the Company's operations, and accidents or other events resulting from such hazards and risks, expose the Company's personnel, as well as personnel of the Company's customers, subcontractors, vendors and other third parties, to risk of personal injury or death.

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

       The Company's contracts generally protect it from certain losses sustained as a result of negligence. However, losses resulting from contracts that do not contain such protection could have a material adverse affect on the Company's financial position, results of operations and cash flows. Losses resulting from the Company's gross negligence or willful misconduct may not be protected contractually by specific provision or by application of law, and the Company's insurance may not provide adequate protection for such losses.

       The cost of many of the types of insurance coverage maintained by the Company has increased significantly during recent years. In addition, insurance market conditions have resulted in retention of additional risk by the Company, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by the Company, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that the Company will not accept retention of additional risk through higher insurance deductibles or otherwise, or that the Company will be able to purchase its desired level of insurance coverage at commercially feasible rates.

       Terrorist acts or acts of war may cause damage to or disruption of the Company's customers, suppliers and subcontractors, its operations, its employees and its property and equipment, which could significantly impact the Company's financial position, results of operations and cash flows. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create many economic and political uncertainties, including an impact on oil and gas exploration and development, which could adversely affect the Company's operations in ways that cannot be readily determined and which may not be covered by insurance.

International Operations

       A significant portion of the Company's contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 62% in 2004 and in 2003. The Company's international operations are subject to political, economic and other uncertainties, such as the risks of expropriation or nationalization of its equipment, expropriation or nationalization of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies and currencies.

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

       The Company's international operations also face the risk of fluctuating currency values, which can impact revenues and operating costs denominated in foreign currencies. In addition, some of the countries in which the Company operates have occasionally enacted exchange controls. Historically, the Company has been able to limit these risks by invoicing and receiving payment in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which approximate its expenditure requirements in such currencies. The Company also uses foreign currency purchase options or futures contracts to reduce its exposure to foreign currency risk.

       The Company currently conducts contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since the Company's drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	64	Chairman of the Board and Chief Executive Officer

William S. Chadwick, Jr.	57	Senior Vice President - Operations

P. J. Saile	52	President - ENSCO Offshore International Company

J. W. Swent	54	Senior Vice President - Chief Financial Officer

Jon C. Cole	52	Senior Vice President - Business Development and Safety, Health, Environment

Richard A. LeBlanc	54	Vice President - Investor Relations

H. E. Malone, Jr.	61	Vice President - Finance

Paul Mars	46	Vice President - Engineering

Charles A. Mills	55	Vice President - Human Resources and Security

Cary A. Moomjian, Jr.	57	Vice President, General Counsel and Secretary

David A. Armour	47	Controller

Ramon Yi	51	Treasurer

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

       William S. Chadwick, Jr. joined the Company in June 1987 and was elected to his present position of Senior Vice President - Operations effective May 2004. Prior to his current position, Mr. Chadwick served the Company as Senior Vice President, Member - Office of the President and Chief Operating Officer, Vice President - Administration and Secretary. Mr. Chadwick holds a Bachelor of Science Degree in Economics from the Wharton School of the University of Pennsylvania.

       P. J. Saile joined the Company in August 1987 and was elected to his present position of President of ENSCO Offshore International Company effective June 2002. Prior to his current position, Mr. Saile served the Company as Senior Vice President, Member - Office of the President and Chief Operating Officer, and as Vice President - Operations. Mr. Saile holds a Bachelor of Business Administration Degree from the University of Mississippi.

       J. W. Swent joined the Company in July 2003 and was elected to his present position of Senior Vice President and Chief Financial Officer effective July 28, 2003. Mr. Swent previously held various financial executive positions in the information technology, telecommunications and manufacturing industries, including Memorex Corporation and Nortel Networks. He served as Chief Financial Officer and Chief Executive Officer of Cyrix Corporation from 1996 to 1997 and Chief Financial Officer and Chief Executive Officer of American Pad and Paper Company from 1998 to 2000. Prior to joining the Company, Mr. Swent had served as Co-Founder and Managing Director of Amrita Holdings, LLC since 2001. He is a graduate of the University of California at Berkeley, where he received a Bachelor of Science Degree in Finance and Masters Degree in Business Administration.

       Jon C. Cole joined the Company as Vice President - Business Development and Marketing in April 2003, and was elected to Senior Vice President - Business Development and Marketing & Safety, Health and Environment in March 2004. Mr. Cole has over twenty-five years of experience in the oil and gas industry, most recently with Transocean Inc. where he served as Senior Vice President from April 1993 to 1999 and as Executive Vice President from 1999 to 2002. Mr. Cole graduated from the University of Virginia with a Bachelor of Arts Degree in Chemistry and Masters Degree in Business Administration.

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

       H. E. Malone, Jr. joined the Company in August 1987 and was elected Vice President - Finance effective May 2004. Prior to his current position, Mr. Malone served the Company as Vice President - Accounting, Tax and Information Systems, Vice President - Finance and Vice President - Controller. Mr. Malone holds Bachelor of Business Administration Degrees from The University of Texas at Austin and Southern Methodist University and a Master of Business Administration Degree from the University of North Texas.

       Paul Mars joined the Company in June 1998 and was elected Vice President - Engineering effective May 2003. Prior to this appointment, Mr. Mars served the Company as General Manager for the Europe and Africa Business Unit. Prior to joining the Company, Mr. Mars served in various capacities with Smedvig Offshore Limited and Transworld North Sea Drilling Services Limited. Mr. Mars holds a Bachelor of Science Honors Degree in Naval Architecture from the University of Newcastle upon Tyne, England.

       Charles A. Mills joined the company in June 2004 as Vice President of Human Resources and Security. He has over 27 years oil and gas industry experience in human resources and managerial positions most recently from 1989 - 2002 with Hunt Oil Company where he was Senior Vice President Human Resources and Corporate Services. Prior to 1989, Mr. Mills held a number of executive and management positions with Tenneco Oil E & P and Shell Oil Company. Mr. Mills holds a Bachelor of Science degree in Management from the University of West Florida.

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

       Ramon Yi joined the Company in August 2004 as Treasurer. Mr. Yi has over twenty-nine years of business experience in a variety of industries, most recently as Corporate Treasurer in the manufacturing and high tech sectors, including Sunrise Medical and Fresenius Medical Care, global manufacturers of durable medical equipment, and Symbios, Inc., a manufacturer of semiconductor chips. He was also Vice President for George E. Warren Corporation and Assistant Treasurer for Northeast Petroleum Corporation, both in the petroleum trading and marketing industry. Mr. Yi earned a Bachelor of Arts degree from Harvard University in 1975 and a Master of Business Administration in Finance and Accounting from Boston University.

       Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

Employees

       The Company had approximately 3,600 full-time employees worldwide as of February 1, 2005. The Company considers relations with its employees to be satisfactory. In 2001, the Company entered into a voluntary agreement with a labor union in the North Sea and has not experienced any significant work stoppages or strikes as a result of labor disputes. Although none of the Company's domestic employees are currently represented by unions, there may be continued labor union efforts to organize offshore employees in the Gulf of Mexico. Unionization or similar collective actions by the Company's employees, may adversely impact the Company's cost of labor.

       The Company is highly dependent upon its experienced drilling rig crews and supervisory workforce, which contribute significantly to operational performance. Worldwide industry conditions and demand for drilling rigs are currently improving and the Company and many of its competitors are expending their workforces. An industry-wide increase in demand for offshore employees may adversely impact the Company's cost of labor and ability to retain its current workforce or hire comparable personnel.

Available Information

       The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act and reports pertaining to the Company filed under Section 16 of the Securities Exchange Act are available on the Company's website at www.enscous.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2005: JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
North America
ENSCO 60	1981/2003	Lev-111-C	300'/25,000'	Gulf of Mexico	Taylor Energy
ENSCO 64	1973/2002	MLT-53-S	350'/30,000'	Gulf of Mexico	Shipyard(1)
ENSCO 68	1976/2004	MLT-116-CE	400'/30,000'	Gulf of Mexico	Pogo Producing
ENSCO 69	1976/1995	MLT-84-S	400'/25,000'	Gulf of Mexico	LLOG
ENSCO 74	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Spinnaker
ENSCO 75	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Devon Energy
ENSCO 76	2000	MLT Super 116-C	350'/30,000'	Gulf of Mexico	Committed(2)
ENSCO 81	1979/2003	MLT-116-C	350'/30,000'	Gulf of Mexico	BP
ENSCO 82	1979/2003	MLT-116-C	300'/30,000'	Gulf of Mexico	ChevronTexaco
ENSCO 83	1979	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	ExxonMobil
ENSCO 84	1981/2005	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Shipyard
ENSCO 86	1981	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	1982	MLT-116-C	350'/25,000'	Gulf of Mexico	Seneca
ENSCO 89	1982	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	LLOG
ENSCO 90	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Santos
ENSCO 93	1982/2002	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Hunt Oil
ENSCO 98	1977/2003	MLT-82 SD-C	250'/25,000'	Gulf of Mexico	Devon Energy
ENSCO 99	1985	MLT-82 SD-C	250'/30,000'	Gulf of Mexico	Shipyard
ENSCO 105	2002	KFELS-MOD V-B	400'/30,000'	Gulf of Mexico	Millennium
Europe/Africa
ENSCO 70	1981/1996	Hitachi-K1032N	250'/30,000'	Denmark	DONG
ENSCO 71	1982/1995	Hitachi-K1032N	225'/25,000'	Denmark	Maersk
ENSCO 72	1981/1996	Hitachi-K1025N	225'/25,000'	United Kingdom	ExxonMobil
ENSCO 80	1978/1995	MLT-116-CE	225'/30,000'	United Kingdom	ADTI/Newfield
ENSCO 85	1981/1995	MLT-116-C	225'/25,000'	United Kingdom	BHPB
ENSCO 92	1982/1996	MLT-116-C	225'/25,000'	United Kingdom	ConocoPhillips
ENSCO 100	1987/2000	MLT-150-88-C	350'/30,000'	Nigeria	ExxonMobil
ENSCO 101	2000	KFELS-MOD V-A	400'/30,000'	Denmark	ConocoPhillips
Asia Pacific
ENSCO 50	1983/1998	FG-780II-C	300'/25,000'	India	British Gas
ENSCO 51	1981/2002	FG-780II-C	300'/25,000'	Brunei	Shell
ENSCO 52	1983/1997	FG-780II-C	300'/25,000'	Malaysia	Petronas Carigali
ENSCO 53	1982/1998	FG-780II-C	300'/25,000'	Qatar	Ras Gas
ENSCO 54	1982/1997	FG-780II-C	300'/25,000'	Qatar	Ras Gas
ENSCO 56	1982/1997	FG-780II-C	300'/25,000'	Australia	ROC
ENSCO 57	1982/2003	FG-780II-C	300'/25,000'	Malaysia	Murphy
ENSCO 67	1976/1996	MLT-116-CE	400'/30,000'	Singapore	Shipyard
ENSCO 88	1982/2004	MLT-82 SD-C	250'/25,000'	Qatar	Ras Gas
ENSCO 94	1981/2001	Hitachi-250-C	250'/25,000'	Qatar	Ras Gas
ENSCO 95	1981/2005	Hitachi-250-C	250'/25,000'	Pakistan	PPL
ENSCO 96	1982/1997	Hitachi-250-C	250'/25,000'	Qatar	Ras Gas
ENSCO 97	1980/1997	MLT-82 SD-C	250'/25,000'	Qatar	QPD
ENSCO 102	2002	KFELS-MOD V-A	400'/30,000'	Australia	ExxonMobil
ENSCO 104	2002	KFELS-MOD V-B	400'/30,000'	East Timor	ConocoPhillips
ENSCO 106	2005	KFELS-MOD V-B	400'/30,000'	Australia	Apache(3)

SEMISUBMERSIBLE RIG
Rig Name	Year Built	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	Dominion

BARGE RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Indonesia	Total
ENSCO II	1999	30,000'	Venezuela	Shell
ENSCO III	1999	30,000'	Venezuela	ChevronTexaco
ENSCO XI	1994	25,000'	Venezuela	Stacked(4)
ENSCO XII	1994	25,000'	Venezuela	Available(4)
ENSCO XIV	1994	25,000'	Venezuela	Stacked(4)
ENSCO XV	1994	25,000'	Venezuela	Stacked(4)

PLATFORM RIGS
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 25	1980/1998	30,000'	Gulf of Mexico	ChevronTexaco(5)
ENSCO 26	1982/1999	30,000'	Gulf of Mexico	Available(4)
ENSCO 29	1981/1997	30,000'	Gulf of Mexico	Taylor

Notes:
(1)	ENSCO 64 is in a shipyard undergoing analysis of the damage caused by Hurricane Ivan. (See Note 13 to the Company's consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data.").

(2)	ENSCO 76 is in a shipyard preparing for a three-year contract with Aramco that is scheduled to commence in June 2005 offshore Saudi Arabia.
(3)	Construction of ENSCO 106 was completed on February 7, 2005 in Singapore. The rig is currently under mobilization to perform a one-year contract for Apache that is scheduled to commence in March 2005 offshore Australia.
(4)	Rigs classified as available are being actively marketed and can commence work on short notice. Stacked rigs do not have operating crews immediately available and may require some recommissioning before commencing operations.
(5)	ENSCO 25 is currently undergoing repairs for damage sustained by Hurricane Ivan. The rig is currently receiving a standby rate and repairs are expected to be completed in late February 2005, at which time it will resume drilling operations for ChevronTexaco.

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

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred over other rig types in water depths of 400 feet or less, primarily because jackup rigs provide a more stable drilling platform with above water blowout prevention equipment. All of the Company's jackup rigs are of the independent leg design. All but two of the Company's jackup units are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

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

       Platform rigs are designed to be temporarily installed on permanently constructed customer offshore platforms. The platform rig sections are lifted onto the offshore platforms with heavy lift cranes. A platform rig typically remains at a location for a longer period of time than a jackup rig, because several wells can be drilled from a single offshore platform.

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear or due to technological advancements in drilling equipment. All of the Company's rigs are in good condition except for ENSCO 64, which incurred substantial damage as a result of Hurricane Ivan in September 2004. ENSCO 64 is currently in a shipyard where analysis of the damage is being performed by the Company and insurance underwriters. (See Note 13 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data.") As of February 15, 2005, the Company owns all of the rigs in its fleet.

Discontinued Operations

       In February 2004, the Company entered into an agreement with KFELS, a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005 or early 2006. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2004.

       In April 2003, the Company sold its 27-vessel marine transportation fleet for approximately $79.0 million, which resulted in a pre-tax gain of approximately $6.4 million. The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment, as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services. The marine transportation fleet operating results have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2003.

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. In addition to its executive offices, the Company currently rents office space domestically in Houston, Texas, and internationally in Australia, Bermuda, Brunei, Denmark, Dubai, India, Indonesia, Malaysia, Nigeria, Qatar, Singapore, Thailand, Trinidad and Tobago and Venezuela.

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

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies, including other drilling contractors, as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in very preliminary stages and the Company has not determined the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company intends to vigorously defend against the litigation and, based on information currently available to the Company, the resolution of these lawsuits is not expected to have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcome of these lawsuits.

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

       The Company's jackup drilling rig ENSCO 64 sustained substantial damage during Hurricane Ivan in September 2004. Arbitration and civil litigation are pending in relation to a contract entered into with Titan Maritime LLC (the "contractor") relating to the salvage of the ENSCO 64 legs, major portions of which were imbedded in the sea floor in the aftermath of Hurricane Ivan. The disputes with the contractor arose following termination of the salvage contract by the Company due to various equipment breakdowns, inadequacies and asserted breaches of contract. The contractor seeks payment in full while the Company seeks recovery of unspecified monetary damages from the contractor in such amount as may be established during the proceedings. The Company believes it has meritorious claims against the contractor. The decisions to award the contract for the salvage, to terminate the contract, and pursue claims against the contractor were made with the consent and participation of the loss adjuster for the Company's insurance underwriters, and it is envisioned that any ultimate liability to the contractor or recovery from the contractor, including associated attorneys' fees, will be part and parcel of the Company's insurance claim arising out of the damage sustained to the ENSCO 64 during Hurricane Ivan. Accordingly, the ultimate resolution of the dispute is not anticipated to have any impact on the Company's results of operations. The contractor has invoiced an aggregate $17.1 million in connection with the terminated contract. The Company has paid the contractor $9.9 million and is withholding further payment pending resolution of disputes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2004 High	$30.79	$29.16	$33.15	$34.15	$34.15
2004 Low	$26.35	$24.95	$26.95	$28.25	$24.95

2003 High	$30.75	$31.10	$28.43	$29.00	$31.10
2003 Low	$24.24	$24.32	$23.58	$24.49	$23.58

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 1, 2005, there were approximately 1,280 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2004. Cash dividends totaling $.10 per share were paid in both 2004 and 2003. The Company currently intends to continue paying quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

       For information concerning common stock to be issued in connection with our equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management."

       Following is a summary of all repurchases by the Company of its common stock during the three month period ended December 31, 2004:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

October	--	--	--	--
November	5,955	$30.26	--	--
December	629	$29.06	--	--

Total	6,584	$30.15	--	--

All of the shares repurchased during the three month period ended December 31, 2004 were surrendered by employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

On February 21, 1995, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's common stock outstanding on March 6, 1995. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. In March 1997, the plan was amended to increase the purchase price from $50.00 to $250.00. The Rights expired on February 21, 2005.

Item 6.  Selected Financial Data

       The selected consolidated statement of income data set forth below for each of the years in the five-year period ended December 31, 2004 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2004 (1)	2003 (2)	2002 (3)	2001	2000
	(in millions, except per share amounts)
Consolidated Statement of Income Data
Revenues	$768.0	$781.2	$641.6	$731.0	$473.7
Operating expenses
Contract drilling	425.5	445.2	341.5	309.3	249.5
Depreciation and amortization	144.1	130.2	112.0	103.6	88.4
Impairment of assets	--	--	59.9	9.2	--
General and administrative	26.3	22.0	18.6	16.8	13.3

Operating income	172.1	183.8	109.6	292.1	122.5
Other expense, net	(32.6)	(31.6)	(19.6)	(25.4)	(6.6)

Income from continuing operations before income taxes	139.5	152.2	90.0	266.7	115.9
Provision for income taxes	36.0	43.1	28.8	75.1	36.6

Income from continuing operations	103.5	109.1	61.2	191.6	79.3

Income (loss) from discontinued operations	(.7)	(.8)	(1.9)	15.7	6.1

Net income	$102.8	$108.3	$59.3	$207.3	$85.4

Earnings (loss) per share - basic
Continuing operations	$.69	$.73	$.43	$1.40	$.58
Discontinued operations	(.01)	(.01)	(.01)	.11	.04

	$.68	$.72	$.42	$1.51	$.62

Earnings (loss) per share - diluted
Continuing operations	$.69	$.73	$.43	$1.39	$.57
Discontinued operations	(.01)	(.01)	(.01)	.11	.04

	$.68	$.72	$.42	$1.50	$.61

Weighted average common shares outstanding:
Basic	150.5	149.6	140.7	136.9	137.6
Diluted	150.6	150.1	141.4	137.9	139.3

Cash dividends per common share	$.10	$.10	$.10	$.10	$.10

Consolidated Balance Sheet Data
Working capital	$277.9	$355.9	$189.2	$312.0	$171.6
Total assets	3,322.0	3,183.0	3,061.5	2,323.8	2,108.0
Long-term debt, net of current portion	527.1	549.9	547.5	462.4	422.2
Stockholders' equity	2,181.9	2,081.1	1,967.0	1,440.2	1,328.9

(1)	During 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to a shipyard as partial payment for the construction of a new high performance premium jackup rig to be named ENSCO 107. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations for each of the years in the five-year period ended December 31, 2004.
(2)	During 2003, the Company sold its 27-vessel marine transportation fleet, which represented the entire marine transportation services segment previously reported by the Company. The results of operations of the marine transportation services segment have been reclassified as discontinued operations for each of the years in the four-year period ended December 31, 2003.
(3)	The Company acquired Chiles on August 7, 2002. Consolidated Statement of Income Data includes the results of Chiles from the acquisition date.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a fleet of 54 drilling rigs, including 43 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming and costly to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly.

       Since factors that affect offshore exploration and development spending are beyond the control of the Company and rig demand can change quickly, it is difficult for the Company to predict industry conditions or trends in operating results. Periods of low demand result in excess rig supply, which generally reduces rig utilization levels and day rates; periods of high demand tighten rig supply, generally resulting in increased rig utilization levels and day rates.

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North America, Europe/Africa, Asia Pacific (which includes Asia, the Middle East and Australia) and South America/Caribbean. The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. The exploration and development spending budgets of most companies drilling in the Gulf of Mexico were reduced from historical levels during 2002 and demand for jackup drilling rigs in the Gulf of Mexico was significantly lower than in prior years. While some jackup rigs departed the Gulf of Mexico for international service during 2002, the supply of jackup rigs remained in excess of demand. As a result of this imbalance, day rates were significantly lower in 2002 as compared to prior years. During the first half of 2003, demand for jackup rigs in the Gulf of Mexico decreased from the already-reduced 2002 levels, as oil and gas companies focused more of their spending on international projects. However, demand began to improve in the second half of 2003, as the supply of jackup rigs in the Gulf of Mexico declined after some of the Company's competitors mobilized rigs to international markets in response to contract opportunities. Day rates for Gulf of Mexico jackup rigs began to increase during the second half of 2003, due primarily to the reduction in the supply of rigs. The supply of jackup rigs in the Gulf of Mexico declined further during 2004, as the Company and some of its competitors mobilized additional rigs to international markets. Demand for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004 due to both the reduced supply of rigs and increased spending by oil and gas companies. During the first six months of 2004, jackup day rate trends were mixed, with day rates for the larger premium jackup rigs decreasing slightly from year-end 2003 levels due to a modest oversupply of larger rigs, while day rates for smaller jackup rigs increased slightly from year-end 2003 rates. However, average day rates for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004, as a result of the increased demand.

       In Europe, jackup rig demand and day rates during 2002 were improved over comparable levels in prior years, due primarily to increased spending by oil and gas companies. However, during the latter part of 2002 both demand and day rates began to decline. Demand and day rates for jackup rigs in Europe remained fairly stable over the first half of 2003, as the impact of reduced spending by oil and gas companies was offset by a reduction in the supply of rigs after some of the Company's competitors mobilized rigs to stronger markets. During the second half of 2003, reduced oil and gas company spending resulted in limited term work opportunities and jackup day rates in Europe declined. During 2004, demand and day rates for jackup rigs in Europe generally remained at reduced levels, but in recent months demand and day rates have begun to improve.

       Demand for jackup rigs in most Asia Pacific region markets has been strong during 2002, 2003 and 2004, as many of the major international and government-owned oil companies increased spending in those markets. Day rates for Asia Pacific jackup rigs improved during much of 2002 as a result of the increased demand. However, Asia Pacific region day rates remained relatively stable over the course of 2003 and 2004, as the Company and some of its competitors mobilized additional rigs to the region in response to the increased demand.

RESULTS OF OPERATIONS

       In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to Keppel FELS Limited ("KFELS") as partial payment for the construction of a new high performance premium jackup rig that is scheduled for delivery in late 2005 or early 2006. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2004.

       In April 2003, the Company sold its 27-vessel marine transportation fleet. The results of operations of the marine transportation fleet have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2003.

       In August 2002, the Company completed its merger with Chiles Offshore Inc. ("Chiles"), which was accounted for as a purchase business combination in accordance with generally accepted accounting principles in the United States, with the Company treated as the acquirer. The Company's financial statements include the operating results of Chiles from the August 7, 2002 acquisition date. The acquired Chiles operations consisted of a fleet of five high performance premium jackup rigs, including two rigs operating in the Gulf of Mexico, one rig operating offshore Australia, one rig operating offshore Trinidad and Tobago, and one rig under construction that subsequently entered service in the Gulf of Mexico during December 2002.

The Company's consolidated operating results for each of the years in the three-year period ended December 31, 2004, are as follows (in millions):

	2004	2003	2002

Revenues	$768.0	$781.2	$641.6
Operating expenses
Contract drilling	425.5	445.2	341.5
Depreciation and amortization	144.1	130.2	112.0
Impairment of assets	--	--	59.9
General and administrative	26.3	22.0	18.6

Operating income	172.1	183.8	109.6
Other expense, net	(32.6)	(31.6)	(19.6)
Provision for income taxes	36.0	43.1	28.8

Income from continuing operations	103.5	109.1	61.2
Loss from discontinued operations	(.7)	(.8)	(1.9)

Net income	$102.8	$108.3	$59.3

       In 2004, net income for the Company decreased by $5.5 million, or 5%, and operating income decreased by $11.7 million, or 6%, as compared to 2003. These decreases are due primarily to reduced utilization and average day rates for the Europe/Africa jackup rigs and ENSCO 7500, partially offset by increased average day rates for the North America jackup rigs and increased operating days for the Asia Pacific jackup rigs.

       In 2003, net income for the Company increased by $49.0 million, or 83%, and operating income increased by $74.2 million, or 68%, as compared to 2002. These increases are due primarily to a $59.9 million impairment charge in 2002 relating to the Company's Venezuela-based assets and the addition of the five rigs obtained as part of the Chiles acquisition during the third quarter of 2002. Approximately $13.0 million of the $74.2 million increase in operating income is attributable to the five rigs acquired from Chiles.

       Detailed explanations of the Company's operating results for each of the years in the three-year period ended December 31, 2004, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenues and Contract Drilling Expense

       The following is an analysis of the Company's revenues and contract drilling expense for each of the years in the three-year period ended December 31, 2004 (in millions):

	2004	2003	2002
Revenues
Jackup rigs:
North America	$255.5	$213.8	$164.3
Europe/Africa	146.0	179.7	180.6
Asia Pacific	268.8	233.3	182.1
South America/Caribbean	31.5	32.4	11.4

Total jackup rigs	701.8	659.2	538.4
Semisubmersible rig - North America	23.8	66.2	61.6
Barge rig - Asia Pacific	18.0	19.5	2.5
Barge rigs - South America/Caribbean	13.7	18.2	17.7
Platform rigs - North America	10.7	18.1	21.4

Total	$768.0	$781.2	$641.6

Contract Drilling Expense
Jackup rigs:
North America	$137.4	$145.1	$121.6
Europe/Africa	95.8	99.2	81.8
Asia Pacific	136.2	134.1	81.4
South America/Caribbean	12.5	13.3	5.3

Total jackup rigs	381.9	391.7	290.1
Semisubmersible rig - North America	15.8	19.4	21.6
Barge rig - Asia Pacific	8.9	11.4	2.8
Barge rigs - South America/Caribbean	10.2	11.8	13.7
Platform rigs - North America	8.7	10.9	13.3

Total	$425.5	$445.2	$341.5

       An analysis of rig utilization and average day rates for each of the years in the three-year period ended December 31, 2004, based on geographical location and type of rig, are included in "Item 1. Business - Key Performance Measures." The following is an analysis of the Company's offshore drilling rigs at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Jackup rigs:
North America(1)(2)	18	21	21
Europe/Africa	8	8	8
Asia Pacific(1)	15	12	12
South America/Caribbean	1	1	1

Total jackup rigs	42	42	42
Semisubmersible rig - North America	1	1	1
Barge rig - Asia Pacific	1	1	1
Barge rigs - South America/Caribbean	6	6	6
Platform rigs - North America(3)	3	3	3

Total(4)	53	53	53

(1)	During 2004, the Company mobilized one jackup rig from the Gulf of Mexico to a shipyard in Singapore and two jackup rigs from the Gulf of Mexico to a shipyard in the Middle East for enhancement procedures before being deployed in the Asia Pacific region. At December 31, 2004, the jackup rig in Singapore remains in the shipyard and will be available in May 2005. One of the jackup rigs in the Middle East commenced drilling operations in November 2004 in Qatar while the other commenced drilling operations in February 2005 in Pakistan.
(2)	Excludes the jackup rig ENSCO 55, which was operating in North America at December 31, 2003 and 2002 but was sold in connection with the execution of a rig construction agreement during the second quarter of 2004, and its operating results have been reclassified as discontinued operations.
(3)	Excludes the platform rigs ENSCO 23 and ENSCO 24, which were available for operations in North America at December 31, 2003 and 2002 but were sold in connection with the execution of a rig construction agreement during the second quarter 2004, and their operating results have been reclassified as discontinued operations.
(4)	The total number of rigs excludes ENSCO 106 and ENSCO 107. ENSCO 106, which was owned by a joint venture in which the Company held a 25% interest, was under construction at December 31, 2004 and was acquired by the Company in February 2005. ENSCO 107, which commenced construction during the first quarter of 2004, is expected to enter service in late 2005 or early 2006.

   North America Jackup Rigs

       In 2004, revenues for the North America jackup rigs increased by $41.7 million, or 20%, and contract drilling expenses decreased by $7.7 million, or 5%, as compared to 2003. The increase in revenues is due primarily to a 33% increase in the average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet in 2004 resulting from the relocation of three jackup rigs from the Gulf of Mexico. The significant increase in average day rates is primarily attributable to a reduction in supply of Gulf of Mexico jackup rigs resulting from the relocation of several rigs by the Company and its competitors to international markets in the latter half of 2003 and in 2004. Although supply and demand factors have improved, short-term contracts remain prevalent in the Gulf of Mexico jackup market, and it is not possible to determine whether the current increasing day rate trend will continue. The slight decrease in contract drilling expense is primarily attributable to the reduced size of the fleet in 2004 and reduced insurance costs, partially offset by $4.0 million of costs incurred in 2004 in connection with the termination of a rig transportation contract and related costs of assisting tugs and ancillary activities associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East and increased personnel costs.

       In 2003, revenues for the North America jackup rigs increased by $49.5 million, or 30%, and contract drilling expenses increased by $23.5 million, or 19%, as compared to 2002. The increases were due primarily to the addition of three rigs to the North America jackup rig fleet in the third quarter of 2002 as a result of the Chiles acquisition. During 2003, these three rigs generated an aggregate $42.7 million of revenues and $29.8 million of contract drilling expenses compared to an aggregate of $18.1 million of revenues and $9.3 million of contract drilling expenses for the last five months of 2002. Excluding the impact of the three additional rigs, revenues increased by $24.9 million, or 17%, and contract drilling expenses increased by $3.0 million, or 3%, as compared to 2002. The $24.9 million increase in revenues was primarily attributable to an 18% increase in average day rates, and to a lesser extent, increased mobilization revenue. The $3.0 million increase in contract drilling expenses was due primarily to increased mobilization and personnel costs, partially offset by the impact of decreased utilization. The majority of the average day rate improvement is attributable to increased day rates during the third and fourth quarters of 2003, which was driven primarily by a reduction in supply of Gulf of Mexico jackup rigs resulting from the relocation of certain rigs by the Company's competitors to international markets, increasing the demand and day rates for rigs remaining in the Gulf of Mexico.

   Europe/Africa Jackup Rigs

       In 2004, revenues for the Europe/Africa jackup rigs decreased by $33.7 million, or 19%, and contract drilling expenses decreased by $3.4 million, or 3%, as compared to 2003. The decrease in revenues is primarily attributable to a 6% decrease in the average day rates and a reduction in utilization to 82% in 2004 from 93% in 2003. The decrease in average day rates and utilization is due to market weakness in the North Sea that began during the latter part of 2003 and continued throughout 2004. Although there are indications that spending by oil and gas companies in the North Sea is beginning to increase, it is not possible to determine if this trend will continue or if demand for jackup rigs in the North Sea will improve. Contract drilling expense decreased from the prior year period primarily due to reduced repair and insurance costs as well as $900,000 of expenses associated with a crane failure during the prior year, partially offset by increased personnel costs.

       In 2003, revenues for the Europe/Africa jackup rigs decreased by $900,000 and contract drilling expenses increased by $17.4 million, or 21%, as compared to 2002. The decrease in revenues was primarily attributable to 14% decrease in average day rates partially offset by an increase in utilization to 93% in 2003 from 81% in 2002. The majority of the decrease in average day rates occurred during the third and fourth quarters of 2003 and resulted primarily from limited term work opportunities in the North Sea. The majority of the increase in utilization is attributable to a reduction in the amount of time rigs spent in shipyards undergoing enhancement, regulatory work and contract preparation, from 300 rig days in 2002 to 97 rig days in 2003. The increase in contract drilling expenses was due primarily to the impact of increased utilization and, to a lesser extent, the increased cost structure associated with ENSCO 100, which operated offshore Nigeria for twelve months in 2003 compared to only five months during 2002. Contract drilling expenses for ENSCO 100 run 20% to 30% higher in Nigeria as compared to the North Sea due to higher transportation, freight and shore base support costs.

   Asia Pacific Jackup Rigs

       In 2004, revenues for the Asia Pacific jackup rigs increased by $35.5 million, or 15%, and contract drilling expenses increased by $2.1 million, or 2%, as compared to 2003. The increase in revenues is primarily due to improved utilization and increased revenues associated with reimbursed costs. The Company relocated three rigs to the Asia Pacific region during 2004, including two rigs undergoing enhancement procedures since arrival that remained in shipyards at year-end, and a third rig that commenced operations in November after completing enhancement procedures. Excluding the impact of these three rigs, utilization of the remaining 12 rigs in the Asia Pacific jackup rig fleet increased to 93% in 2004 from 82% in 2003. The improved utilization resulted from a reduction in the amount of time rigs spent in shipyards undergoing enhancements and contract preparation during 2004 compared to 2003. The increase in contract drilling expense is primarily attributable to $6.7 million of costs associated with the three rigs added to the Asia Pacific fleet in 2004, the impact of increased utilization of the remaining rigs in the fleet and increased mobilization and reimbursable expenses, partially offset by a $13.4 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture, and a decrease in insurance expense.

       In 2003, revenues for the Asia Pacific jackup rigs increased by $51.2 million, or 28%, and contract drilling expenses increased by $52.7 million, or 65%, as compared to 2002. The increases were due primarily to the addition of ENSCO 102 and ENSCO 104 to the Asia Pacific jackup rig fleet in the third quarter of 2002. During 2003, these rigs generated an aggregate $68.0 million of revenues and $46.6 million of contract drilling expenses, including a net $14.6 million of contract drilling expenses associated with the ENSCO 102 joint venture charter operations, compared to an aggregate of $22.9 million of revenues and $11.8 million of contract drilling expenses for the last five months of 2002. Excluding the impact of ENSCO 102 and ENSCO 104 from the Asia Pacific jackup rig fleet operations, revenues increased by $6.1 million, or 4%, and contract drilling expenses increased by $17.9 million, or 26%, from 2002. The $6.1 million increase in revenues was primarily attributable to an increase in mobilization revenue during 2003. The $17.9 million increase in contract drilling expenses was due primarily to increased contract drilling expenses associated with ENSCO 51, which was fully utilized during 2003, but incurred minimal contract drilling expenses while in a shipyard during the majority of 2002, the increased cost structure associated with ENSCO 53, which operated offshore Australia during 2003 as compared to operating offshore Thailand during 2002, and increased personnel and repair expenses associated with the remaining rigs in the fleet.

   South America/Caribbean Jackup Rig

       In 2004, revenues for the South American/Caribbean jackup rig decreased by $900,000, or 3%, and contract drilling expenses decreased by $800,000, or 6%, as compared to 2003. The decrease in revenues is primarily due to a decrease in revenue associated with reimbursed costs. The decrease in contract drilling expense is due primarily to minor decreases in personnel, repair and maintenance, insurance and reimbursable expenses.

       In 2003, revenues for the South America/Caribbean jackup rig increased by $21.0 million, or 184%, and contract drilling expenses increased by $8.0 million, or 151%, as compared to 2002. The increases are due to a full year of contract operations in 2003 compared to 146 days of contract operations in 2002 as the jackup rig was acquired in connection with the Chiles acquisition on August 7, 2002.

   North America Semisubmersible Rig

       In 2004, revenues for ENSCO 7500 decreased by $42.4 million, or 64%, and contract drilling expenses decreased by $3.6 million, or 19%, as compared to 2003, as the rig completed an approximate three-year contract in the first quarter of 2004 and was idle approximately six months while completing minor improvements, regulatory inspection, maintenance and repair procedures during 2004.

       In 2003, revenues for ENSCO 7500 increased by $4.6 million, or 7%, and contract drilling expenses decreased by $2.2 million, or 10%, as compared to 2002. The increase in revenues was due primarily to an increase in utilization to 96% in 2003 from 92% in 2002 and to a lesser extent, a 1% increase in the average day rate. The rig experienced down time during 2002 to undergo hull repairs. The decrease in contract drilling expenses was due primarily to costs related to the aforementioned hull repairs incurred in 2002.

   Asia Pacific Barge Rig

       In 2004, revenues for the Asia Pacific barge rig decreased by $1.5 million, or 8%, and contract drilling expenses decreased by $2.5 million, or 22%, as compared to 2003. The decrease in revenues is primarily due to a $4.0 million decrease in revenues associated with mobilization and other customer reimbursements in 2003 relating to costs associated with initial contract operations, partially offset by a 17% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in the aforementioned reimbursed costs.

       In 2003, revenues and contract drilling expenses for the Asia Pacific barge rig increased by $17.0 million and $8.6 million, respectively, as compared to 2002. The increases were due to a full year of contract operations in Indonesia during 2003 compared to 138 days of mobilization and shipyard activity in 2002, as ENSCO I was mobilized from Venezuela in August 2002 to a shipyard in Singapore for modifications and enhancements to fulfill a long-term contract in Indonesia. Shipyard modifications were completed, and contract operations commenced, in late December 2002. Substantially all of the $2.5 million of revenue for 2002 is attributable to the mobilization of the rig from Venezuela to the drilling location in Indonesia.

   South America/Caribbean Barge Rigs

       In 2004, revenues for the South America/Caribbean barge rigs decreased by $4.5 million, or 25%, and contract drilling expenses decreased by $1.6 million, or 14%, as compared to 2003. The decrease in revenues and contract drilling expense is due primarily to ENSCO II, which was idle 104 days during 2004, primarily for regulatory inspection and remedial procedures, but worked all of 2003.

       In 2003, revenues for the South America/Caribbean barge rigs increased by $500,000, or 3%, and contract drilling expenses decreased by $1.9 million, or 14%, as compared to 2002. The increase in revenues was due primarily to increased utilization of ENSCO III, which operated under a short-term contract at the end of 2003 and was idle during 2002, partially offset by reduced activity of ENSCO XII, which completed a contract and demobilized from Trinidad to Venezuela during 2002 and was idle during 2003. The decrease in contract drilling expenses was due primarily to reduced costs associated with ENSCO I, which was mobilized from Venezuela to Indonesia in August 2002, the termination of the ENSCO XII contract in 2002 and subsequent demobilization from Trinidad to Venezuela and the devaluation of the Venezuelan currency during the current year.

   North America Platform Rigs

       In 2004, revenues for the North America platform rigs decreased by $7.4 million, or 41%, and contract drilling expenses decreased by $2.2 million, or 20%, as compared to 2003. The decreases are due primarily to ENSCO 29, which operated at 89% utilization during 2003, but was idle in 2004 until the fourth quarter, when it began earning a standby rate while preparing for a long-term contract that commenced in February 2005.

       In 2003, revenues for the North America platform rigs decreased by $3.3 million, or 15%, and contract drilling expenses decreased by $2.4 million, or 18%, as compared to 2002. The decreases in revenues and contract drilling expenses were due primarily to reduced utilization of ENSCO 26, which was idle during the majority of 2003, but fully utilized in 2002.

Depreciation and Amortization

       Depreciation and amortization expense for 2004 increased by $13.9 million, or 11%, as compared to 2003. The increase is primarily attributable to depreciation on capital enhancement projects completed in 2004 and 2003 and depreciation on ENSCO 102, which was acquired in January 2004.

       Depreciation and amortization expense for 2003 increased by $18.2 million, or 16%, as compared to 2002. The increase was primarily attributable to the depreciation associated with the five rigs obtained in the Chiles acquisition in August 2002 and depreciation on capital enhancement projects completed in 2003 and 2002, partially offset by an approximate $3.8 million reduction in depreciation resulting from the Company's impairment of its barge rigs in Venezuela in the fourth quarter of 2002.

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

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political influence in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls were enacted and many Venezuela businesses ceased or reduced operations causing substantial layoffs. As a result of these adverse developments, the Company recognized a $59.9 million impairment charge related to its Venezuela-based assets in the fourth quarter of 2002. At December 31, 2004, the carrying value of the Company's six barge rigs in Venezuela totaled $46.2 million. (See Note 4 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a further discussion of the impairment of the Company's assets in Venezuela.)

General and Administrative

       General and administrative expense for 2004 increased by $4.3 million, or 20%, as compared to 2003. The increase is primarily attributable to increased personnel costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects, offset in part by a decrease resulting from a $1.1 million payment of one-time severance costs during the first quarter of 2003 under an employment contract assumed in connection with the Chiles acquisition in 2002.

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

Other Income (Expense)

       Other income (expense) for each of the years in the three-year period ended December 31, 2004, is as follows (in millions):

	2004	2003	2002

Interest income	$3.7	$3.4	$5.1
Interest expense, net:
Interest expense	(40.5)	(38.7)	(36.2)
Capitalized interest	3.9	2.0	5.1

	(36.6)	(36.7)	(31.1)
Other, net	.3	1.7	6.4

	$(32.6)	$(31.6)	$(19.6)

       Interest income increased by $300,000 in 2004, as compared to 2003, due to higher average cash balances invested. Interest income decreased by $1.7 million in 2003, as compared to 2002, due to lower average interest rates.

       Interest expense increased by $1.8 million in 2004, as compared to 2003, due primarily to a minor increase in average effective interest rates. Interest expense increased by $2.5 million in 2003, as compared to 2002 due primarily to the additional debt assumed in the Chiles acquisition in August 2002.

       Capitalized interest increased by $1.9 million in 2004, as compared to 2003, due to an increase in the amount invested in rig construction and enhancement projects, primarily the ENSCO 107 construction project and the enhancement projects associated with ENSCO 68, ENSCO 88 and ENSCO 67. Capitalized interest decreased by $3.1 million in 2003, as compared to 2002, due to a decrease in the amount invested in construction and enhancement projects, primarily the ENSCO 102 and the ENSCO 105 construction projects, which were completed in the third and fourth quarters of 2002, respectively.

       Other, net for 2004 consists primarily of a $3.9 million gain resulting from the settlement of an insurance claim related to ENSCO 7500 hull repairs and lost revenue in the first quarter of 2002 and net foreign currency translation gains of $2.0 million, partially offset by a $5.5 million loss for the insurance deductible related to damages sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan in the Gulf of Mexico. (See Note 13 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".)

       Other, net for 2003 consists primarily of a $3.0 million gain related to the receipt and sale of shares of common stock of Prudential Financial, Inc. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and the conversion of Prudential Financial, Inc. from a mutual company to a stock company. Other net for 2003 also includes $900,000 in foreign currency translation losses and a loss of $300,000 related to the decline in fair value of certain treasury rate lock agreements obtained in connection with the Chiles acquisition. (See "Market Risk" for further information on the Chiles treasury rate lock agreements.)

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

Discontinued Operations

       In February 2004, the Company entered into an agreement with KFELS, a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2004.

       In February 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized in April 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2003.

       Following is a summary of loss from discontinued operations for each of the years in the three-year period ended December 31, 2004 (in millions):

	2004	2003	2002
Revenues
Contract drilling	$2.6	$9.6	$7.9
Marine transportation	--	7.6	48.6

	2.6	17.2	56.5
Operating expenses
Contract drilling	3.7	12.5	12.4
Marine transportation	--	12.2	47.0

	3.7	24.7	59.4

Operating loss before income taxes	(1.1)	(7.5)	(2.9)
Income tax benefit	.4	2.6	1.0
Gain on sale of discontinued operations, net	--	4.1	--

Loss from discontinued operations	$(.7)	$(.8)	$(1.9)

Provision for Income Taxes

       The Company recorded income tax expense of $36.0 million and $43.1 million in the years ended December 31, 2004 and 2003, respectively. The $7.1 million decrease in the income tax provision from 2003 to 2004 is primarily attributable to reduced profitability of the Company in addition to a decrease in effective tax rate to 25.8% in 2004 from 28.3% in 2003. The decrease in effective tax rate is due primarily to an increase in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates. The "American Jobs Creation Act of 2004" became law effective October 22, 2004 and provides for a special one-time dividends received tax deduction on the repatriation of certain foreign earnings to a U.S. tax payer, provided certain criteria are met. The Company is currently analyzing this tax legislation to determine its impact, if any, on the Company's future income tax accounting and consolidated financial statements.

       The Company recorded income tax expense of $43.1 million and $28.8 million in the years ended December 31, 2003 and 2002, respectively. The $14.3 million increase in the income tax provision from 2002 to 2003 is primarily attributable to the increased profitability of the Company, offset in part by a decrease in effective tax rate to 28.3% in 2003 from 32.0% in 2002. The decrease in effective tax rate is due primarily to a $1.7 million decrease in a valuation allowance. In 2002, the Company recorded a $2.6 million valuation allowance against a deferred tax asset that arose as a result of the recognition of an impairment charge associated with the carrying value of the Company's barge rigs in Venezuela. During 2003, the valuation allowance decreased $1.7 million due to an equal amount of decrease in the associated deferred tax asset, which resulted from the excess of tax depreciation over the amount of depreciation recognized for financial reporting. The decrease in effective tax rate attributable to the reduced valuation allowance was offset in part by the impact of changes in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and the impact of certain tax credits and income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

       Although somewhat cyclical, the Company has historically relied on its cash flow from continuing operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial majority of the Company's cash flow is invested in the expansion and enhancement of its fleet of drilling rigs.

       During the three-year period ended December 31, 2004, the Company's primary sources of cash included an aggregate $751.1 million generated from drilling operations and an aggregate $111.4 million from the disposition of assets, including $78.8 million from the sale of its marine transportation fleet in 2003. During the three-year period ended December 31, 2004, the Company's primary uses of cash included an aggregate $833.4 million for the acquisition, construction, enhancement and other improvement of drilling rigs, including $99.9 million associated with the acquisition of Chiles, and an aggregate $109.7 million for repayment of loans.

       Detailed explanations of the Company's liquidity and capital resources for each of the years in the three-year period ended December 31, 2004, including discussions of cash flow from continuing operations and capital expenditures, financing and capital resources, off-balance sheet arrangements and contractual obligations and commercial commitments, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2004 are as follows (in millions):

	2004	2003	2002

Cash flow from continuing operations	$258.4	$290.6	$202.1

Capital expenditures on continuing operations:
Rig acquisition	$94.6	$--	$--
New construction	1.6	1.0	31.8
Enhancements	161.8	139.6	147.7
Minor upgrades and improvements	46.6	45.5	38.5

	$304.6	$186.1	$218.0

       Cash flow from continuing operations in 2004 decreased by $32.2 million, or 11%, from 2003. The decrease resulted primarily from a $30.3 million decrease in cash receipts from drilling services, a $7.1 million increase in income tax payments and $5.1 million of cash payments in 2004 related to the recovery and damage analysis of ENSCO 64, partially offset by a $4.3 million decrease in cash payments associated with contract drilling expenses and a $4.9 million decrease in interest payments. ENSCO 64 was severely damaged by Hurricane Ivan in September 2004 and the payments made in connection with its recovery and damage analysis are expected to be recovered from insurance proceeds to be received in 2005.

       Cash flow from continuing operations in 2003 increased by $88.5 million, or 44%, from 2002. The improvement resulted primarily from a $179.4 million increase in cash receipts from drilling services, offset in part by a $79.8 million increase in cash payments associated with contract drilling expenses, a $10.4 million increase in interest payments and a $3.7 million increase in income tax payments. The majority of both the increase in cash receipts from drilling services and the increase in cash payments associated with contract drilling expenses is attributable to the five rigs obtained in the Chiles acquisition and the newly constructed ENSCO 102, which were added to the Company's rig fleet in the third quarter of 2002 and provided a full year of operating results in 2003 compared to only five months in 2002.

       The Company continues to expand the size and quality of its fleet of drilling rigs. During the past three years, the Company has invested $449.1 million upgrading the capability and extending the service lives of its drilling rigs as part of its ongoing enhancement program and an additional $34.4 million relating to the construction of new rigs. During 2004, the Company purchased the ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. Also during 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to KFELS as partial payment for the construction of ENSCO 107. In 2002, the Company utilized a net $99.9 million of cash in connection with the Chiles acquisition.

       Upon completion of rig construction on February 7, 2005, the Company purchased ENSCO 106 from an affiliated joint venture for a net payment of $79.6 million. In addition to the acquisition of the ENSCO 106, management anticipates that capital expenditures in 2005 will include approximately $250.0 million for rig enhancement projects, approximately $65.0 million for construction of ENSCO 107 and approximately $50.0 million for minor upgrades and improvements. (See Note 6 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's investment in the joint venture related to ENSCO 106; see "Outlook" for information concerning the construction of ENSCO 107.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to total capital ratios at December 31, 2004, 2003 and 2002 are summarized below (in millions, except percentages):

	2004	2003	2002

Long-term debt	$ 527.1	$ 549.9	$ 547.5
Total capital*	2,709.0	2,631.0	2,514.5
Long-term debt to total capital	19.5%	20.9%	21.8%

*	Total capital includes long-term debt plus stockholders' equity.

     During the years ended December 31, 2004 and 2003, there were no significant changes in the Company's long-term debt or total capital. The Company's total capital increased substantially during the year ended December 31, 2002, due primarily to the $449.1 million of common stock issued and $153.0 million of long-term debt assumed in connection with the Chiles acquisition. The aggregate $31.1 million of proceeds from long-term borrowings during the three years ended December 31, 2004 was received under an interim rig construction loan that was subsequently replaced by long-term bonds. In addition to scheduled principal payments on outstanding bonds during the three years ended December 31, 2004, the Company paid $51.2 million in 2002 to retire all amounts outstanding under a revolving credit facility obtained in connection with the Chiles acquisition.

     At December 31, 2004, the Company has an aggregate $252.5 million outstanding under three separate bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively. The future amount of principal and interest payments due in connection with the Company's outstanding long-term debt is summarized below in "Contractual Obligations and Commercial Commitments."

     The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. The Company had no amounts outstanding under the Credit Agreement at December 31, 2004 and does not currently anticipate borrowing under the Credit Agreement during 2005. The Company is in compliance with the financial covenants under the Credit Agreement, which require the maintenance of a specified level of interest coverage, debt ratio and tangible net worth. The Company maintains investment grade credit ratings of Baa1 from Moody's and BBB+ from Standard & Poor's.

Off-Balance Sheet Arrangements

       During recent years the Company entered into two separate joint venture arrangements with KFELS in connection with the construction and ownership of two jackup rigs. ENSCO Enterprises Limited ("EEL") was established by the Company (with an initial 25% ownership interest) and KFELS (with an initial 75% ownership interest) to own and charter ENSCO 102. Construction of ENSCO 102 commenced in 2000 and was completed in May 2002, after which the Company chartered ENSCO 102 from EEL. In January 2004, the Company exercised a purchase option and acquired ENSCO 102 from EEL and EEL was liquidated. ENSCO Enterprises Limited II ("EEL II") was established by the Company (25% ownership interest) and KFELS (75% ownership interest) in March 2003 to construct and own ENSCO 106. Upon completion of rig construction in February 2005, the Company exercised a purchase option and acquired ENSCO 106 from EEL II and EEL II was effectively liquidated.

       The Company's equity interests in EEL and EEL II constituted variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company did not absorb a majority of the expected losses or receive a majority of the expected residual returns of EEL and EEL II, as defined by FIN 46R, and accordingly was not required to consolidate EEL or EEL II.

       Further information regarding the Company's off-balance arrangements is presented in Note 6 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Contractual Obligations

       The Company's significant contractual obligations as of December 31, 2004, and the periods in which such obligations are due, are as follows (in millions):

	Payments due by period
		2006	2008
		and	and	After
	2005	2007	2009	2009	Total

Principal payments on long-term debt	$23.0	$196.0	$46.0	$287.5	$552.5
Interest payments on long-term debt	35.1	66.2	40.6	224.2	366.1
Operating leases	5.1	4.2	.8	--	10.1
ENSCO 107 construction agreement	55.0	--	--	--	55.0
Other*	86.4	--	--	--	86.4

Total contractual cash obligations	$204.6	$266.4	$87.4	$511.7	$1,070.1

*	Other contractual obligations consist primarily of the $79.6 million paid in February 2005 in connection with the acquisition of ENSCO 106.
Liquidity The Company's liquidity position at December 31, 2004, 2003 and 2002 is summarized in the table below (in millions, except ratios):

	2004	2003	2002

Cash and short-term investments	$267.0	$354.0	$185.5
Working capital	277.9	355.9	189.2
Current ratio	2.3	2.9	2.0

       Management expects to fund the Company's short-term liquidity needs, including an aggregate $514.6 million of contractual obligations and anticipated capital expenditures during 2005, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

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

MARKET RISK

     The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At December 31, 2004, the Company had foreign currency exchange contracts outstanding to exchange $87.6 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the next 15 months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of December 31, 2004 would approximate $5.7 million.

     The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At December 31, 2004, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

     In connection with the acquisition of Chiles on August 7, 2002, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements that were scheduled to mature in October 2003. Upon acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the Chiles acquisition to be speculative in nature. The Company subsequently settled the $15.0 million notional amount of treasury rate lock agreements deemed as speculative in October 2002 ($10.0 million) and June 2003 ($5.0 million). The Company settled the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge in October 2003 in connection with the pricing and subsequent issuance of the MARAD bonds. (See Note 8 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".)

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

    Rig Construction

       Construction of ENSCO 106 has been completed and the rig was delivered to the Company on February 7, 2005. Upon delivery of the rig, the Company exercised its purchase option and acquired full ownership of ENSCO 106 from its joint venture partner. ENSCO 106 is currently under mobilization to perform a one-year contract offshore Australia that is expected to commence in March 2005.

       ENSCO 107 is under construction by KFELS in Singapore and remains on schedule for delivery in late 2005 or early 2006. ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and a sister rig to ENSCO 106.

    Rig Enhancements and Relocations

       ENSCO 67 is currently in a Singapore shipyard for major enhancements and is projected to return to service in the Asia Pacific region during the second quarter of 2005. ENSCO 76 is in a shipyard undergoing modifications in preparation for a three-year contract to commence offshore Saudi Arabia in June 2005. ENSCO 84 and ENSCO 99 are in a shipyard undergoing enhancements and are projected to return to service in the Gulf of Mexico during February and April 2005, respectively. The Company also plans to commence enhancement procedures on three additional Gulf of Mexico jackup rigs during 2005, including two enhancements with projected shipyard durations of approximately four months each commencing in April and July, and a major enhancement with projected shipyard duration of nine months commencing in March.

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained considerable damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal, salvage and recovery costs, are covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. Damage to ENSCO 64 is substantial and an analysis to determine the full extent of such damage has not been completed. It is possible ENSCO 64 will be declared a constructive total loss, as defined by the Company's insurance policies. If this is the case, the Company will surrender the rig and receive $65.0 million of insurance proceeds, which will result in the recognition of a gain, as the insurance proceeds exceed the $52.8 million carrying value of the rig. If ENSCO 64 is not declared a constructive total loss, the Company plans to repair the rig and return it to service. The Company will not be able to estimate the amount of time necessary to complete repairs until the analysis of damages has been completed. Repair of the damage to ENSCO 25 is nearing completion and the Company expects the rig to return to service in late February 2005.

    North America

       As of February 22, 2004, all of the Company's jackup rigs in the North America region not undergoing enhancement procedures are working. The ENSCO 7500, the Company's deep water semisubmersible rig, is currently working and committed into the third quarter of 2007.

       Of the Company's three platform rigs, one is currently working, another is earning a standby rate while completing repairs caused by Hurricane Ivan and expected to return to service in late February 2005, and one is idle. The two platform rigs under contract are expected to work into the fourth quarter of 2005. The Company's three platform rigs have experienced average utilization of 63% over the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

    Europe/Africa

       As of February 22, 2005, all of the Company's jackup rigs in the Europe/Africa region are working, with several rigs committed beyond the second quarter of 2005. The Company expects some idle time during the first and second quarters of 2005, primarily for regulatory inspections and remedial procedures, repairs and minor improvements and upgrades.

    Asia Pacific

       As of February 22, 2005, all of the Company's jackup rigs in the Asia Pacific region are working except for ENSCO 67, ENSCO 76 and ENSCO 106, all three of which are discussed above. The Company currently has substantial backlog in the Asia Pacific region, with in excess of 3,000 rig days under contract in 2006 and thereafter.

    South America/Caribbean

       As of February 22, 2005, four of the Company's six barge rigs located in Venezuela are idle without work commitments. ENSCO II and ENSCO III are working under contracts scheduled to be completed in October 2005 and March 2005, respectively. Due to the continuing political and economic instability in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain. The Company evaluated the carrying values of its barge rigs in December 2004 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

   Property and Equipment

       At December 31, 2004, the carrying value of the Company's property and equipment totaled $2,431.3 million, which represents 73% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       The Company's fleet of jackup rigs (42 as of December 31, 2004), which comprise in excess of 78% of both the gross cost and net carrying amount of the Company's property and equipment at December 31, 2004, is depreciated over useful lives ranging from 15 to 30 years. The Company's semisubmersible rig is depreciated over a 30-year useful life and its seven barge rigs are depreciated over 20-year useful lives. The Company's three platform rigs are depreciated over useful lives ranging from 13 to 16 years. The following table provides an analysis of estimated increases and decreases in depreciation expense that would have been recognized for the year ended December 31, 2004, for various assumed changes in the useful lives of the Company's drilling rigs effective January 1, 2004:

Increase (decrease) in useful lives of the Company's drilling rigs	Estimated increase (decrease) in depreciation expense that would have been recognized (in millions)

10%	$(13.1)
20%	(24.0)
(10%)	15.8
(20%)	35.5

   Impairment of Long-Lived Assets and Goodwill

       The Company evaluates the carrying value of its property and equipment, primarily its drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. The Company's rigs are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rigs and platform rigs.

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires the Company to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event the Company disposes drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on the Company's test performed as of December 31, 2004, there was no impairment of goodwill.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by the Company's drilling rigs, and are based on management's assumptions and judgments regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of the Company's drilling rigs. The estimates, assumptions and judgments used by management in the application of the Company's asset impairment policies reflect both historical experience and an assessment of current operational, industry, economic and political environments. The use of different estimates, assumptions, judgments and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

       Certain of the Company's barge rigs and platform rigs have experienced extended periods of idle time in one or more previous years. The Company has evaluated the carrying values of these rigs on several occasions in recent years and has previously recognized impairment charges on all of its barge rigs located in Venezuela. An evaluation of the expected future cash flows of six barge rigs in Venezuela and five platform rigs in the Gulf of Mexico in December 2003 determined the carrying value of each rig was not impaired. In December 2004, the Company obtained third-party fair value appraisals for five of the six barge rigs, which also indicated their carrying values were not impaired. The sixth barge rig was under contract 261 days during 2004, with the majority of the idle time attributable to regulatory inspection and remedial procedures, and is currently under a long-term contract that is scheduled for completion in October 2005. In May 2004, the company transferred two of the five platform rigs to a shipyard in connection with the ENSCO 107 construction agreement. The transfer was treated as a sale and the fair value of the two rigs approximated their carrying value. Of the three remaining platform rigs, two are currently under contracts that are expected to run into the fourth quarter of 2005. There is no goodwill associated with the Company's barge rigs or platform rigs.

   Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At December 31, 2004, the Company has a $359.5 million net deferred income tax liability and $57.8 million of accrued liabilities for income taxes currently payable.

       The carrying values of deferred income tax assets and liabilities reflect the application of the Company's income tax accounting policies in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and are based on management's assumptions and estimates regarding future operating results and levels of taxable income, as well as management's judgments regarding the interpretation of the provisions of SFAS 109. Carryforwards and tax credits are assessed for realization as a reduction of future taxable income by using a "more likely than not" determination. A U.S. deferred tax liability has not been recognized for undistributed earnings of foreign subsidiaries because it is not practicable to estimate. Should the Company elect to make a distribution of foreign earnings, or be deemed to have made a distribution of foreign earnings through application of various provisions of the Internal Revenue Code, it may be subject to additional U.S. income taxes.

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

       The Company operates in many jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, the Company obtains professional guidance and considers existing industry practices before deploying tax planning strategies and meeting its tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While the Company has historically not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to the Company's tax liabilities to increase, including the following:

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
•	The Company may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring the Company to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. If the Company enters into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on its consolidated financial position, results of operations or cash flows.

       In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's equity interests in ENSCO Enterprises Limited ("EEL") and ENSCO Enterprises Limited II ("EEL II") constituted variable interests in variable interest entities under FIN 46R. However, the Company did not absorb a majority of the expected losses or receive a majority of the expected residual returns of EEL and EEL II, as defined by FIN 46R, and accordingly was not required to consolidate EEL or EEL II. (See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data.")

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 7A. has been incorporated into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company has concluded that its internal control over financial reporting is effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       KPMG LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, have issued an audit report on our assessment of the Company's internal control over financial reporting. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included herein.

February 22, 2005

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ENSCO International Incorporated:

       We have audited the accompanying consolidated balance sheets of ENSCO International Incorporated and subsidiaries (ENSCO) as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of ENSCO's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENSCO as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ENSCO International Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 22, 2005

To the Board of Directors and Stockholders of ENSCO International Incorporated:

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ENSCO International Incorporated and subsidiaries (ENSCO) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ENSCO's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of ENSCO's internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

       A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       In our opinion, management's assessment that ENSCO maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, ENSCO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENSCO International Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 22, 2005

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
	2004	2003	2002

OPERATING REVENUES	$768.0	$781.2	$641.6

OPERATING EXPENSES
Contract drilling	425.5	445.2	341.5
Depreciation and amortization	144.1	130.2	112.0
Impairment of assets	--	--	59.9
General and administrative	26.3	22.0	18.6

	595.9	597.4	532.0

OPERATING INCOME	172.1	183.8	109.6

OTHER INCOME (EXPENSE)
Interest income	3.7	3.4	5.1
Interest expense, net	(36.6)	(36.7)	(31.1)
Other, net	.3	1.7	6.4

	(32.6)	(31.6)	(19.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	139.5	152.2	90.0

PROVISION FOR INCOME TAXES
Current income tax expense	12.1	14.0	18.9
Deferred income tax expense	23.9	29.1	9.9

	36.0	43.1	28.8

INCOME FROM CONTINUING OPERATIONS	103.5	109.1	61.2

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Loss from discontinued operations, net	(.7)	(4.9)	(1.9)
Gain on disposal of discontinued operations, net	--	4.1	--

	(.7)	(.8)	(1.9)

NET INCOME	$102.8	$108.3	$59.3

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$.69	$.73	$.43
Discontinued operations	(.01)	(.01)	(.01)

	$.68	$.72	$.42

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$.69	$.73	$.43
Discontinued operations	(.01)	(.01)	(.01)

	$.68	$.72	$.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.5	149.6	140.7
Diluted	150.6	150.1	141.4

CASH DIVIDENDS PER COMMON SHARE	$.10	$.10	$.10

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except par value amounts)
	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$267.0	$354.0
Accounts receivable, net	183.0	149.4
Prepaid expenses and other	43.7	39.9

Total current assets	493.7	543.3

PROPERTY AND EQUIPMENT, AT COST	3,445.5	3,126.3
Less accumulated depreciation	1,014.2	909.1

Property and equipment, net	2,431.3	2,217.2

GOODWILL	341.0	342.7

OTHER ASSETS, NET	56.0	79.8

	$3,322.0	$3,183.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15.6	$15.8
Accrued liabilities	177.2	148.6
Current maturities of long-term debt	23.0	23.0

Total current liabilities	215.8	187.4

LONG-TERM DEBT	527.1	549.9

DEFERRED INCOME TAXES	375.3	345.9

OTHER LIABILITIES	21.9	18.7

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
174.5 million and 173.9 million shares issued	17.5	17.4
Additional paid-in capital	1,420.0	1,409.0
Retained earnings	1,016.3	928.6
Restricted stock (unearned compensation)	(12.5)	(13.0)
Accumulated other comprehensive loss	(9.0)	(10.9)
Treasury stock, at cost, 23.4 million shares	(250.4)	(250.0)

Total stockholders' equity	2,181.9	2,081.1

	$3,322.0	$3,183.0

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	Year Ended December 31,
	2004	2003	2002

OPERATING ACTIVITIES
Net income	$102.8	$108.3	$59.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss from discontinued operations, net	.7	4.9	1.9
Depreciation and amortization	144.1	130.2	112.0
Impairment of assets	--	--	59.9
Deferred income tax provision	23.9	29.1	9.9
Gain on sale of discontinued operations, net	--	(4.1)	--
Tax benefit from stock compensation	2.1	6.6	4.0
Amortization of other assets	6.3	5.6	10.3
Net loss (gain) on asset dispositions	.3	--	(5.8)
Other	3.5	2.5	2.5
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(33.6)	13.8	(30.6)
Increase in prepaid expenses and other assets	(8.0)	(11.6)	(21.2)
Increase (decrease) in accounts payable	(.1)	.6	(13.5)
Increase in accrued and other liabilities	16.4	4.7	13.4

Net cash provided by operating activities of continuing operations	258.4	290.6	202.1

INVESTING ACTIVITIES
Additions to property and equipment	(304.6)	(186.1)	(218.0)
Net cash used in Chiles acquisition	--	--	(99.9)
Net proceeds from sale of discontinued operations	--	78.8	--
Proceeds from disposition of assets	3.1	5.2	24.3
Sale (purchase) of short-term investments	--	38.4	(6.8)
Sale of long-term investments	--	--	23.0
Investment in joint ventures	(11.3)	(13.5)	--

Net cash used in investing activities of continuing operations	(312.8)	(77.2)	(277.4)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	26.7	4.4
Reduction of long-term borrowings	(23.0)	(23.0)	(63.7)
Cash dividends paid	(15.1)	(15.0)	(14.2)
Proceeds from exercise of stock options	7.8	12.4	19.5
Deferred financing costs	--	(5.8)	(1.3)
Other	(.4)	(.7)	(1.0)

Net cash used in financing activities of continuing operations	(30.7)	(5.4)	(56.3)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	.9	(.9)
Net cash (used in) provided by discontinued operations	.1	(2.0)	.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87.0)	206.9	(131.7)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	354.0	147.1	278.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$267.0	$354.0	$147.1

The accompanying notes are an integral part of these consolidated financial statements.

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

   Pervasiveness of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are reflected in the consolidated statements of income. The Company had net translation gains of $2.0 million for the year ended December 31, 2004, net translation losses of $900,000 for the year ended December 31, 2003 and net translation gains of $900,000 for the year ended December 31, 2002. In prior years, the financial statements of certain foreign subsidiaries were maintained in the local foreign currency. Foreign currency translation adjustments for those subsidiaries were accumulated as a separate component of stockholders' equity and are included in accumulated other comprehensive loss at December 31, 2004 and 2003.

   Cash Equivalents and Short-Term Investments

       Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments. All of the Company's short-term investments are classified as held-to-maturity and stated at amortized cost.

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

       The Company evaluates the carrying value of its property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For property and equipment used in the Company's operations, recoverability is determined by comparing the net carrying value of an asset to either an independent fair value appraisal of the asset or the expected undiscounted future cash flows, before interest, of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Property and equipment held for sale is recorded at the lower of net book value or net realizable value.

       The Company recorded no impairment charges during the years ended December 31, 2004 and 2003. The Company recorded an impairment charge of $59.9 million in 2002, related to certain assets in Venezuela (see Note 4 "Venezuela Impairment").

   Goodwill

       Goodwill is recorded at fair value. The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The Company performed its annual goodwill impairment test as of December 2004 and determined that goodwill was not impaired.

       The Company initially recorded $246.4 million of goodwill during August 2002 in connection with the acquisition of Chiles Offshore Inc. ("Chiles"). During 2004 and 2003, the Company recorded purchase price adjustments reducing goodwill by $1.7 million and $7.5 million, respectively, primarily related to deferred taxes. The following table summarizes changes in the Company's goodwill during 2004 and 2003:

	2004	2003

Balance as of January 1	$342.7	$350.2
Purchase price adjustments	(1.7)	(7.5)

Balance as of December 31	$341.0	$342.7

   Operating Revenues and Expenses

       Substantially all of the Company's drilling services contracts ("contracts") are performed on a day rate basis and the terms of such contracts are typically for a specific period of time or the period of time required to complete a specific task, such as drilling a well. Contract revenue and expenses are recognized on a per day basis, as the work is performed. Day rate revenues are typically earned, and contract drilling expenses are typically incurred, on a uniform basis over the terms of the Company's contracts.

       In connection with some contracts, the Company receives lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to the commencement of drilling services or the demobilization of equipment and personnel upon contract completion. Fees received for the mobilization or demobilization of equipment and personnel are included in operating revenue. The costs incurred in connection with the mobilization and demobilization of equipment and personnel are included in contract drilling expense. Effective October 1, 2004, the Company changed its method of accounting for the fees received and related costs incurred to mobilize its rigs from one geographic area to another. Mobilization fees received and costs incurred are now deferred and recognized over the period that the related drilling services are performed on a straight-line basis. Prior to October 1, 2004, only the excess of mobilization fees received over costs incurred or the excess of mobilization costs incurred over fees received, as applicable, was deferred and recognized over the period that the related drilling services are performed on a straight-line basis. The Company changed its method of accounting for mobilization fees and costs because it believes it is more appropriate to defer all mobilization fees and costs during the mobilization period and subsequently recognize them over the period that the drilling services are performed. If the method of accounting for mobilization fees and costs adopted on October 1, 2004, had been utilized in prior periods, the Company's operating income and net income would not have changed and the change in the amounts of operating revenue and contract drilling expenses within previously reported periods would not have been material. Demobilization fees and related costs are recognized as incurred, upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred.

       Deferred mobilization costs are included in other current assets and other assets, net and totaled $700,000 and $100,000 at December 31, 2004 and 2003, respectively. Deferred mobilization revenue is included in accrued liabilities and other liabilities and totaled $1.7 million at December 31, 2004. There was no deferred mobilization revenue at December 31, 2003.

       In connection with some contracts, the Company receives up-front, lump-sum fees or similar compensation for capital improvements to its rigs or vessels. Such compensation is deferred and recognized as revenue over the related contract period. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements is included in accrued liabilities and totaled $1.1 million and $2.5 million at December 31, 2004 and 2003, respectively.

       The Company must obtain certifications from various regulatory bodies in order to operate its drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in prepaid expenses and other current assets and other assets, net, and totaled $7.0 million and $8.0 million at December 31, 2004 and 2003, respectively.

   Derivative Financial Instruments

       The Company uses derivative financial instruments ("derivatives") to reduce its exposure to various market risks, primarily interest rate risk and foreign currency risk. The Company employs an interest rate risk management strategy that occasionally utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. The Company maintains a foreign currency risk management strategy that utilizes derivatives to reduce its exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. The Company does not enter into derivatives for trading or other speculative purposes.

       All derivatives are recorded on the Company's consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Derivatives qualify for hedge accounting when they are formally designated as hedges at inception of the associated derivative contract and are effective in reducing the risk exposure that they are designated to hedge. The Company's assessment for hedge effectiveness is formally documented at hedge inception and the Company reviews hedge effectiveness throughout the designated hedge period on at least a quarterly basis.

       Changes in the fair value of derivatives that are designated as hedges of the fair value of recognized assets or liabilities or unrecognized firm commitments ("fair value hedges") are recorded currently in earnings and included in "other, net" on the consolidated statement of income. Changes in the fair value of derivatives that are designated as hedges of the variability in expected future cash flows associated with existing recognized assets or liabilities or forecasted transactions ("cash flow hedges") are recorded in the accumulated other comprehensive loss section of stockholders' equity. Amounts recorded in accumulated other comprehensive loss associated with cash flow hedges are subsequently reclassified into earnings as earnings are affected by the underlying hedged forecasted transaction.

       Gains and losses on a cash flow hedge, or a portion of a cash flow hedge, that no longer qualifies as effective due to an unanticipated change in forecasted transactions are recognized currently in earnings and included in "other, net" on the consolidated statement of income based on the change in the market value of the cash flow hedge. When a forecasted transaction is no longer likely to occur and a cash flow hedge contract is terminated, gains and losses on the cash flow hedge previously recorded in the accumulated other comprehensive loss section of shareholders' equity are reclassified currently into earnings and included in "other, net" on the consolidated statement of income. In assessing the effectiveness of a cash flow hedge, the hedge's time value component is excluded from the measurement of hedge effectiveness and recognized currently in earnings in "other, net" on the consolidated statement of income.

       The Company occasionally enters into derivatives that economically hedge certain risks, but the Company does not designate such derivatives as hedges or the derivatives otherwise do not qualify for hedge accounting. In these situations, there generally exists a natural hedging relationship where changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Changes in the fair value of these derivatives are recognized currently in earnings.

       Derivatives with asset fair values are reported in other current assets or other assets, net, depending on maturity date. Derivatives with liability fair values are reported in accrued current liabilities or other liabilities, depending on maturity date. At December 31, 2004 and 2003, the fair value of the Company's foreign currency derivatives was a net asset of $4.0 million and $2.0 million, respectively.

   Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. Current income taxes are recognized for the amount of taxes payable or refundable based on the laws and income tax rates in the taxing jurisdictions in which operations are conducted and income is earned.

       Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. It is the policy and intention of the Company to permanently reinvest all of the undistributed earnings of its foreign subsidiaries in such subsidiaries. Accordingly, no U.S. deferred taxes are provided on the undistributed earnings of foreign subsidiaries.

       The Company's drilling rigs are frequently moved from one taxing jurisdiction to another based on where they are contracted to perform drilling services. The movement of drilling rigs among taxing jurisdictions may include a transfer of the ownership of the drilling rig among the Company's subsidiaries. Income taxes attributable to gains resulting from intercompany sales of the Company's drilling rigs, as well as the tax effect of any reversing temporary differences resulting from intercompany sales or transfers, are deferred and amortized on a straight-line basis over the remaining useful life of the rig.

       In some instances, the Company determines that certain temporary differences may not result in a taxable or deductible amount in future years, as it is more likely than not the Company will commence operations and depart from a given taxing jurisdiction without such temporary differences being recovered or settled. Under these circumstances, no future tax consequences are expected and no deferred taxes are recognized in connection with such operations. The Company evaluates its determinations on a periodic basis and in the event its expectations relative to future tax consequences change, the applicable deferred taxes are recognized.

   Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No compensation expense related to employee stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for each of the years in the three-year period ended December 31, 2004 (in millions, except per share amounts):

	2004	2003	2002

Net income, as reported	$102.8	$108.3	$59.3
Less stock-based employee compensation expense, net of tax	(9.7)	(9.2)	(12.6)

Pro forma net income	$93.1	$99.1	$46.7

Basic earnings per share:
As reported	$.68	$.72	$.42
Pro forma	.62	.66	.33

Diluted earnings per share:
As reported	.68	.72	.42
Pro forma	.62	.66	.33

       In deriving stock-based employee compensation expense under SFAS 123, the Company recognizes forfeitures as they occur. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.2%	2.2%	3.9%
Expected life (in years)	4.1	4.3	4.5
Expected volatility	40.7%	48.1%	52.5%
Dividend yield	.4%	.3%	.4%

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of SFAS 123, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB 25. SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures above.

   Earnings Per Share

       For each of the years in the three-year period ended December 31, 2004, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2004 (in millions):

	2004	2003	2002

Weighted average common shares outstanding (basic)	150.5	149.6	140.7
Potentially dilutive common shares:
Restricted stock grants	.1	.0	.0
Stock options	.0	.5	.7

Weighted average common shares outstanding (diluted)	150.6	150.1	141.4

       Options to purchase 3.3 million shares of common stock in 2004, 3.4 million shares of common stock in 2003 and 3.3 million shares of common stock in 2002 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

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

       The merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States, with the Company treated as the acquirer. The $567.9 million purchase price was calculated using the number of the Company's common shares issued in the acquisition and a $33.65 per share average trading price of the Company's common stock for a period of time immediately before and after the merger was announced, plus cash consideration of $5.25 per share of Chiles common stock outstanding immediately prior to the merger, estimated direct merger fees and expenses and the estimated fair value of vested Chiles employee stock options.

       The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. The Company has recorded $237.2 million of goodwill in connection with the acquisition, which is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment, and the assembled workforce of Chiles.

3.  DISCONTINUED OPERATIONS

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2004.

       In February 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized in April 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2003.

Following is a summary of loss from discontinued operations for each of the years in the three-year period ended December 31, 2004 (in millions):

	2004	2003	2002
Revenues
Contract drilling	$2.6	$9.6	$7.9
Marine transportation	--	7.6	48.6

	2.6	17.2	56.5
Operating expenses
Contract drilling	3.7	12.5	12.4
Marine transportation	--	12.2	47.0

	3.7	24.7	59.4

Operating loss before income taxes	(1.1)	(7.5)	(2.9)
Income tax benefit	.4	2.6	1.0
Gain on sale of discontinued operations, net	--	4.1	--

Loss from discontinued operations	$(.7)	$(.8)	$(1.9)

4.  VENEZUELA IMPAIRMENT

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

       During the fourth quarter of 2002, the economic and political environment in Venezuela deteriorated severely. A strike originating within PdVSA spread nationwide, involving the entire oil industry and the banking system, and causing substantial economic upheaval. The strike, mass terminations of PdVSA employees, and political influence in the management of PdVSA resulted in the near shutdown of the Venezuelan oil industry. Exchange controls were enacted and many Venezuela businesses ceased or reduced operations, causing substantial layoffs. These adverse developments resulted in a reduction in management's expectations of future cash flows to be generated by the barge rigs and the recognition of a $59.9 million impairment charge in the fourth quarter of 2002.

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

       There was little change in the economic and political environment in Venezuela during 2003 and 2004, as PdVSA continued to limit capital spending, particularly in the Lake Maracaibo area. The timing of an expected recovery of drilling activity in Venezuela is uncertain. While several of the Company's barge rigs are suited for other markets, both locally and globally, such markets are not nearly as extensive as the markets available to jackup or semisubmersible rigs. The Company evaluated the carrying value of its barge rigs in December 2003 and 2004 and will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate. No impairment charges were recorded during the years ended December 31, 2004 and 2003. At December 31, 2004, the carrying value of the Company's six barge rigs in Venezuela totaled $46.2 million.

5. PROPERTY AND EQUIPMENT Property and equipment at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Drilling rigs and equipment	$3,256.8	$3,046.9
Other	44.2	39.7
Work in progress	144.5	39.7

	$3,445.5	$3,126.3

       In January 2004, the Company exercised a purchase option and acquired ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million (see Note 6 "Investment in Joint Ventures"). Additions to property and equipment during 2004 include $135.8 million for the acquisition of ENSCO 102, consisting of the $94.6 million payment and the Company's $41.2 million net investment in the joint venture.

       In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to KFELS as partial payment for the construction of a new high performance premium jackup rig to be named ENSCO 107 (see Note 3 "Discontinued Operations"). ENSCO 107 will be an enhanced KFELS MOD V (B) design modified to ENSCO specifications and delivery is expected in late 2005 or early 2006. Work in progress at December 31, 2004 includes costs associated with various modification and enhancement projects and $41.5 million related to the construction of ENSCO 107. The Company will pay an additional $55 million to KFELS in 2005 in connection with the construction agreement.

       Additions to property and equipment in 2004, 2003 and 2002 include $181.7 million, $114.5 million and $163.1 million, respectively, in connection with major modification and enhancement projects that improve the capability and extend the service lives of drilling rigs. The Company evaluates the performance of its drilling rigs on an ongoing basis, and seeks opportunities to sell those that are less capable or less competitive.

6.  INVESTMENT IN JOINT VENTURES

       During the fourth quarter of 2000, the Company entered into an agreement with KFELS and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named ENSCO 102. Upon completion of rig construction in the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter ENSCO 102. The Company and KFELS transferred their respective interests in ENSCO 102 to EEL in exchange for promissory notes in the amount of $32.5 million and $97.3 million, respectively. The Company and KFELS had initial ownership interests in EEL of 25% and 75%, respectively.

       Concurrent with the transfer of the rig to EEL, the Company agreed to charter ENSCO 102 from EEL for a two-year period that was scheduled to expire in May 2004. Under the terms of the charter, the majority of the net cash flow generated by ENSCO 102 operations was remitted to EEL in the form of charter payments. However, the charter obligation was determined on a cumulative basis such that cash flow deficits incurred prior to initial rig operations were satisfied prior to the commencement of charter payments. Charter proceeds received by EEL were used to pay interest on the promissory notes and any cash remaining after all accrued interest has been paid was used to repay the outstanding principal of the KFELS promissory note. Pursuant to an agreement between the Company and KFELS, the respective ownership interests of the Company and KFELS in EEL were adjusted concurrently with repayments of principal on the KFELS promissory note such that each party's ownership interest was equal to the ratio of its outstanding promissory note balance to the aggregate outstanding principal balance of both promissory notes.

       Under the terms of the agreement with KFELS, the Company had an option to purchase ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. In January 2004, the Company exercised its purchase option and acquired ENSCO 102 for a net payment of $94.6 million. EEL was effectively liquidated upon the Company's acquisition of ENSCO 102. A summary of the unaudited financial statements of EEL as of December 31, 2003 and for each of the periods in the three-year period ended December 31, 2004, is as follows:

ENSCO Enterprises Limited Condensed Balance Sheet December 31, 2003 (in millions) (unaudited)

Assets

Cash	$1.5
Charter revenue receivable	2.9
Property and equipment, net of accumulated depreciation	122.0

$126.4

Liabilities and Stockholders' Equity

Interest payable	$3.1
Notes payable	124.9
Stockholder's equity
Common stock and paid in capital	4.9
Accumulated deficit	(6.5)

Total stockholders' equity	(1.6)

$126.4

ENSCO Enterprises Limited Condensed Statement of Operations (in millions) (unaudited)

			Period from
	Year Ended December 31,		May 7, 2002 (Inception)
	2004	2003	to December 31, 2002

Charter revenue	$1.6	$17.1	$.3
Depreciation expense	(.5)	(5.9)	(1.9)
Interest expense	(.8)	(9.7)	(6.4)

Net income (loss)	$.3	$1.5	$(8.0)

       ENSCO 102 commenced drilling operations under a term contract in September 2002. During December 2002, all of the cash flow deficits incurred prior to initial rig operations were satisfied and EEL began recognizing charter revenue. At December 31, 2003, the Company's ownership interest in EEL was 26% and the Company's net investment in EEL totaled $41.9 million, which is included in other assets, net on the consolidated balance sheet. The Company recognized $400,000, $2.8 million and $500,000, net of intercompany eliminations, from its equity in the earnings of EEL for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's equity in the earnings and losses of EEL is included in contract drilling expenses on the consolidated statements of income.

       During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company agreed to contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement are similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. At December 31, 2004 and 2003, the Company's net investment in EEL II totaled $23.2 million and $11.9 million, respectively, and is included in other assets, net on the consolidated balance sheet.

       Upon completion of rig construction in February 2005, the Company exercised its purchase option and acquired ENSCO 106 for a net payment of $79.6 million. EEL II was effectively liquidated upon the Company's acquisition of ENSCO 106.

       The Company's equity interest in EEL and EEL II constituted variable interests in variable interest entities, as defined in the Financial Accounting Standards Board's Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). However, the Company did not absorb a majority of the expected losses or receive a majority of the expected residual returns of EEL and EEL II, as defined by FIN 46R, and accordingly, was not required to consolidate EEL or EEL II.

7.  LONG-TERM DEBT

       Long-term debt at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

4.65% Bonds due 2020	$72.0	$76.5
5.63% Bonds due 2011	40.5	46.3
6.36% Bonds due 2015	139.4	152.0
6.75% Notes due 2007	149.7	149.6
7.20% Debentures due 2027	148.5	148.5

	550.1	572.9
Less current maturities	(23.0)	(23.0)

Total long-term debt	$527.1	$549.9

    4.65% Bonds Due 2020

       In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for the ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.3 million ending in October 2020. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by the ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan that provided interim financing for the construction of the ENSCO 105.

    5.63% Bonds Due 2011

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' bonds that were originally issued to provide long-term financing for the ENSCO 76. The bonds are guaranteed by MARAD and are being repaid in 24 equal semiannual principal installments of $2.9 million ending in July 2011. Interest on the bonds is payable semiannually, in January and July, at a fixed rate of 5.63%. The bonds are collateralized by the ENSCO 76 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. The outstanding principal balance of the bonds at the August 7, 2002 acquisition date was $52.9 million and the Company recorded an approximate $700,000 discount on the debt.

    6.36% Bonds Due 2015

       In January 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for the ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million ending in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by the ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD.

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

    Revolving Credit Agreement

       The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. Interest on amounts borrowed under the Credit Agreement is based on LIBOR plus an applicable margin rate (currently .525%), depending on the Company's credit rating. The Company pays a facility fee (currently .225% per annum) on the total $250.0 million commitment, which also is based on the Company's credit rating. In addition, the Company is required to pay a utilization fee of .25% per annum on outstanding advances under the facility if such advances exceed 33% of the total $250.0 million commitment. The Company is required to maintain certain financial covenants under the Credit Agreement, including a specified level of interest coverage, debt ratio and tangible net worth. The Company had no amounts outstanding under the Credit Agreement at December 31, 2004 and 2003.

    Maturities

       The aggregate maturities of long-term debt, excluding un-amortized discounts of $2.4 million, for each of the five years subsequent to December 31, 2004, are as follows (in millions):

2005	$23.0
2006	23.0
2007	173.0
2008	23.0
2009	23.0
Thereafter	287.5

Total	$552.5

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

       At December 31, 2004 the net unrealized losses on derivative instruments included in accumulated other comprehensive loss totaled $7.9 million and the estimated amount that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses to be reclassified to interest expense	$1.2
Unrealized gains to be reclassified to contract drilling expenses	(2.4)

Net unrealized gain to be reclassified to earnings	$(1.2)

       During the year ended December 31, 2004, a $41,000 loss was included in other, net in the consolidated statement of income to recognize the loss on an ineffective portion of the Company's cash flow hedges. During the year ended December 31, 2004, a $305,000 gain was included in other, net in the consolidated statement of income to recognize the gain on the time value component of the cash flow hedge's gain excluded from the assessment of hedge effectiveness. No portion of the Company's cash flow hedge's gains or losses was excluded from the assessment of hedge effectiveness in 2003 and 2002. No amounts were reclassified to earnings during 2004, 2003 or 2002 in connection with forecasted transactions that were no longer considered likely to occur or as a result of terminated cash flow hedge contracts. At December 31, 2004, the Company had foreign currency exchange contracts outstanding to exchange $87.6 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the next 15 months.

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

9.  COMPREHENSIVE INCOME

       The components of the Company's comprehensive income for each of the years in the three-year period ended December 31, 2004, are as follows (in millions):

	2004	2003	2002

Net Income	$102.8	$108.3	$59.3
Other comprehensive income (loss)
Net change in fair value of derivatives	2.4	.3	(2.6)
Reclassification of unrealized gains and losses on derivatives from other comprehensive income (loss) into net income	.1	.9	.4
Other	(.6)	--	--

Net other comprehensive income (loss)	1.9	1.2	(2.2)

Total comprehensive income	$104.7	$109.5	$57.1

The components of the accumulated other comprehensive loss section of stockholders' equity at December 31, 2004 and 2003, are as follows (in millions):

	2004	2003

Cumulative translation adjustment	$1.1	$1.1
Net unrealized losses on derivatives, net of tax	7.9	9.8

Total accumulated other comprehensive loss	$9.0	$10.9

10.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the years in the three-year period ended December 31, 2004. On August 7, 2002, the Company issued 13.3 million shares of its common stock, valued at $33.65 per share, or $449.1 million, in connection with the acquisition of Chiles. At December 31, 2004 and 2003, the outstanding shares of the Company's common stock, net of treasury shares, were 151.1 million and 150.5 million, respectively.

A summary of activity in the various stockholders' equity accounts for each of the years in the three-year period ended December 31, 2004 is as follows (shares in thousands, dollars in millions):

					Restricted	Accumulated
			Additional		Stock	Other
	Common Stock		Paid-In	Retained	(Unearned	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Compensation)	Loss	Stock

BALANCE, December 31, 2001	157,841	$15.8	$ 888.6	$790.2	$ (5.4)	$ (9.9)	$(239.1)
Net income	--	--	--	59.3	--	--	--
Cash dividends paid	--	--	--	(14.2)	--	--	--
Common stock issued under
employee and director incentive
plans, net	1,459.1		31.7	--	(1.3)	--	(12.0)
Amortization of unearned
stock compensation	--	--	--	--	1.1	--	--
Common stock issued in
Chiles acquisition	13,345	1.3	459.2	--	(.2)	--	--
Tax benefit from stock
compensation	--	--	4.0	--	--	--	--
Net other comprehensive loss	--	--	--	--	--	(2.2)	--

BALANCE, December 31, 2002	172,645	17.2	1,383.5	835.3	(5.8)	(12.1)	(251.1)
Net income	--	--	--	108.3	--	--	--
Cash dividends paid	--	--	--	(15.0)	--	--	--
Common stock issued under
employee and director incentive
plans, net	1,269.2		18.9	--	(8.4)	--	1.1
Amortization of unearned
stock compensation	--	--	--	--	1.2	--	--
Tax benefit from stock
compensation	--	--	6.6	--	--	--	--
Net other comprehensive income	--	--	--	--	--	1.2	--

BALANCE, December 31, 2003	173,914	17.4	1,409.0	928.6	(13.0)	(10.9)	(250.0)
Net income	--	--	--	102.8	--	--	--
Cash dividends paid	--	--	--	(15.1)	--	--	--
Common stock issued under
employee and director incentive
plans, net	628.1		8.9	--	(1.2)	--	(.4)
Amortization of unearned
stock compensation	--	--	--	--	1.7	--	--
Tax benefit from stock
compensation	--	--	2.1	--	--	--	--
Net other comprehensive income	--	--	--	--	--	1.9	--

BALANCE, December 31, 2004	174,542	$17.5	$1,420.0	$1,016.3	$(12.5)	$(9.0)	$(250.4)

11.  EMPLOYEE BENEFIT PLANS

   Stock Options

       In May 1998, the stockholders approved the ENSCO International Incorporated 1998 Incentive Plan (the "1998 Plan"). Under the 1998 Plan, a maximum of 11.3 million shares are reserved for issuance as awards of stock options and restricted stock. Stock options generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant.

       In May 1996, the stockholders approved the ENSCO International Incorporated 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, a maximum of 600,000 shares are reserved for issuance as awards of stock options. Options granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter.

       The exercise price of stock options granted under the 1998 Plan and the Directors' Plan is the market value of the stock at the date the option is granted.

       In connection with the acquisition of Chiles on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options there under. The plan was renamed the ENSCO International Incorporated 2000 Stock Option Plan (the "2000 Plan") and the option awards have been converted to ENSCO common stock equivalents in terms of exercise prices and number of shares exercisable. At the August 7, 2002 plan assumption date, exercise prices of the assumed options ranged from $10.74 per share to $25.48 per share with various expiration dates through February 2012 (6.2 years weighted average remaining contractual life). No further options will be granted under the 2000 Plan and it will be terminated upon the exercise or expiration date of the last outstanding option. At December 31, 2004, options to purchase 38,525 shares of the Company's common stock remained outstanding under the 2000 Plan.

A summary of stock option transactions under the 1998 Plan, Directors' Plan and 2000 Plan is as follows (shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,749	$29.23	5,241	$25.44	4,845	$23.57
Granted	1,381	27.49	1,292	29.16	1,464	30.74
Assumed in Chiles acquisition	--	--	--	--	490	17.91
Exercised	(591)	13.12	(1,202)	10.71	(1,395)	21.61
Forfeited	(315)	32.34	(582)	33.16	(163)	27.63

Outstanding at end of year	5,224	$30.41	4,749	$29.23	5,241	$25.44

Exercisable at end of year	2,095	$32.19	1,791	$26.63	1,886	$19.15
Weighted average fair value of options granted during the year		$9.71		$10.17		$13.98

The following table summarizes information about stock options outstanding under the 1998 Plan, Directors' Plan and 2000 Plan at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$10.74 - $20.91	12	5.5 years	$15.53	12	$15.53
21.59 - 26.92	407	3.6 years	25.44	122	25.65
27.03 - 30.66	2,413	4.0 years	28.55	395	29.53
31.22 - 33.89	2,238	1.9 years	33.01	1,417	33.25
35.19 - 37.86	154	1.3 years	35.92	149	35.86

	5,224	3.0 years	$30.41	2,095	$32.19

       At December 31, 2004, 3.5 million shares were available for grant as stock options or incentive grants under the 1998 Plan and 258,000 shares were available for grant as options under the Directors' Plan.

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

       Incentive stock grants issued during each of the years in the three-year period ended December 31, 2004, were as follows: 60,000 shares at a weighted average fair value of $28.61 per share in 2004, 345,000 shares at a weighted average fair value of $26.50 per share in 2003 and 60,000 shares at a weighted average fair value of $26.82 per share in 2002. At December 31, 2004, there were 502,500 shares of common stock available for incentive stock grants under the 1998 Plan. Incentive stock grants for an aggregate 492,500 shares of common stock issued under the 1998 Plan and a predecessor plan were outstanding at December 31, 2004, and vest as follows: 71,500 shares in 2005, 65,500 shares in 2006, 62,500 shares in 2007, 56,500 shares in 2008, 49,000 shares in 2009, 49,000 shares in 2010, 48,000 shares in 2011, 45,000 shares in 2012, 40,000 shares in 2013 and 5,500 shares in 2014.

    Savings Plan

       The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions of $3.1 million, $1.6 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $4.3 million, $4.9 million and $4.8 million in 2004, 2003 and 2002, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The ENSCO Supplemental Executive Retirement Plan (the “SERP”) provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan and eligibility for participation is determined by the Company's Board of Directors. The contribution and Company matching provisions of the SERP are identical to the ENSCO Savings Plan, except that each participant's contributions and matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $51,000 in 2004, $40,000 in 2003 and $205,000 in 2002. A SERP liability of $6.7 million and $5.1 million is included in other liabilities at December 31, 2004 and 2003, respectively.

12.  INCOME TAXES

       The Company had income of $64.6 million, $79.4 million and $52.5 million from its continuing operations before income taxes in the U.S. and income of $74.9 million, $72.8 million and $37.5 million from its continuing operations before income taxes in foreign countries for the years ended December 31, 2004, 2003 and 2002, respectively.

       The components of the provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2004 are as follows (in millions):

	2004	2003	2002

Current income tax expense (benefit):
Federal	$ (2.7)	$ (3.9)	$ (8.1)
State	.4	.2	.7
Foreign	14.4	17.7	26.3

	12.1	14.0	18.9

Deferred income tax expense (benefit):
Federal	23.4	27.5	24.4
Foreign	.5	1.6	(14.5)

	23.9	29.1	9.9

Total income tax expense	$36.0	$43.1	$28.8

Significant components of deferred income tax assets (liabilities) as of December 31, 2004 and 2003 are comprised of the following (in millions):

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$ 3.9	$ 1.4
Foreign tax credit carryforwards	2.7	20.5
Alternative minimum tax credit carryforwards	2.6	2.6
Liabilities not deductible for tax purposes	9.4	7.1
Impaired property	--	.9
Other	3.3	2.7

Gross deferred tax assets	21.9	35.2
Less: Valuation allowance	--	(.9)

Deferred tax assets, net of valuation allowance	21.9	34.3

Deferred tax liabilities:
Property	(361.5)	(344.1)
Intercompany transfers of property	(15.3)	(20.2)
Maritime capital construction fund	--	(1.1)
Derivative financial instrument	(1.9)	(2.8)
Other	(2.7)	(2.3)

Total deferred tax liabilities	(381.4)	(370.5)

Net deferred tax liabilities	$(359.5)	$(336.2)

Net current deferred tax asset	$ 12.6	$ 9.7
Net noncurrent deferred tax liability	(372.1)	(345.9)

Net deferred tax liability	$(359.5)	$(336.2)

       In the fourth quarter of 2002, the Company recognized an impairment charge related to the carrying value of its barge rigs located in Venezuela. As a result of the impairment, the tax basis of the barge rigs located in Venezuela exceeded the corresponding financial statement basis, resulting in a deferred tax asset of $900,000 at December 31, 2003. Due to the severe deterioration of the economic and political environment in Venezuela and the uncertainty relative to a recovery of drilling activity, the Company did not expect to realize the benefit of the deferred tax asset and had established a valuation allowance for the full amount of the associated deferred tax asset. The valuation allowance decreased $900,000 from December 31, 2003 to December 31, 2004 as a result of an equal amount of decrease in the associated deferred tax asset.

       The income tax rates imposed in the taxing jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one taxing jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from year to year, depending on the relative components of the Company's earnings generated in taxing jurisdictions with higher tax rates and lower tax rates. The consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2004, differs from the U.S. statutory income tax rate as follows:

	2004	2003	2002

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(8.9)	(4.0)	(6.7)
Change in valuation allowance	(.7)	(1.2)	2.9
Other	.4	(1.5)	.8

Effective income tax rate	25.8%	28.3%	32.0%

       At December 31, 2004, the Company had non-expiring foreign net operating loss carryforwards of $10.8 million and $2.3 million in Denmark and Trinidad and Tobago, respectively. In addition, the Company had foreign tax credit carryforwards of $2.7 million available at December 31, 2004. If not utilized, the foreign tax credit carryforwards expire from 2011 through 2014.

       Undistributed earnings of the Company's foreign subsidiaries, which are permanently reinvested, totaled $900,000 at December 31, 2004. A U.S. deferred tax liability has not been recognized for these undistributed earnings because it is not practicable to estimate. Should the Company make a distribution of these foreign earnings in the form or dividends or otherwise, it may be subject to additional U.S. income taxes.

       The "American Jobs Creation Act of 2004" became law effective October 22, 2004 and provides for a special one-time dividends received tax deduction on the repatriation of certain foreign earnings to a U.S. tax payer, provided certain criteria are met. The Company is currently analyzing this tax legislation to determine its impact, if any, on the Company's future income tax accounting and consolidated financial statements.

13.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $5.4 million in 2004, $4.6 million in 2003 and $5.6 million in 2002. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $5.1 million in 2005; $2.4 million in 2006; $1.8 million in 2007; $700,000 in 2008 and $100,000 in 2009.

    Hurricane Damage

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained considerable damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal and recovery costs, are covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million.

       Damage to ENSCO 64 is substantial and an analysis to determine the full extent of such damage has not been completed. It is possible ENSCO 64 will be declared a constructive total loss, as defined by the Company's insurance policies. If this is the case, the loss will not be subject to a deductible and the Company will receive the total rig insured value of $65.0 million, which will result in the recognition of a gain, as the insurance proceeds exceed the $52.8 million carrying value of the rig. If ENSCO 64 is not declared a constructive total loss, the net proceeds received in connection with the insurance claim will likely exceed the net book value of the portion of the rig that is determined to be impaired, which will result in the recognition of a gain equal to the amount of such excess.

       Repair of the damage to ENSCO 25 is expected to be completed in late February 2005 and a determination of the total damage sustained will be finalized at that time.

       Due to the uncertainties involved and the amount of time and effort that will be required to fully estimate the damage sustained by the two rigs, the Company has recognized a $5.5 million loss, representing its aggregate insurance deductible. The loss is included in "Other, net" in the consolidated statement of income for the year ended December 31, 2004. Accounts receivable, net at December 31, 2004, includes a $15.5 million insurance receivable for costs incurred in connection with the recovery of ENSCO 64 and the associated analysis of damages.

       Arbitration and civil litigation are pending in relation to a contract entered into with Titan Maritime LLC (the "contractor") relating to the salvage of the ENSCO 64 legs, major portions of which were imbedded in the sea floor in the aftermath of Hurricane Ivan. The disputes with the contractor arose following termination of the salvage contract by the Company due to various equipment breakdowns, inadequacies and asserted breaches of contract. The contractor seeks payment in full while the Company seeks recovery of unspecified monetary damages from the contractor in such amount as may be established during the proceedings. The Company believes it has meritorious claims against the contractor. The decisions to award the contract for the salvage, to terminate the contract, and pursue claims against the contractor were made with the consent and participation of the loss adjuster for the Company's insurance underwriters, and it is envisioned that any ultimate liability to the contractor or recovery from the contractor, including associated attorneys' fees, will be part and parcel of the Company's insurance claim arising out of the damage sustained to the ENSCO 64 during Hurricane Ivan. Accordingly, the ultimate resolution of the dispute is not anticipated to have any impact on the Company's results of operations. The contractor has invoiced an aggregate $17.1 million, including $13.5 million for services rendered through December 31, 2004 and $3.6 million for services rendered in January 2005 prior to contract termination. The Company has paid the contractor $9.9 million ($4.6 million through December 31, 2004) and is withholding further payment pending resolution of disputes.

    Other Contingencies

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

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in very preliminary stages and the Company has not determined the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company intends to vigorously defend against the litigation and, based on information currently available, the Company cannot reasonably estimate a range of possible loss. However, the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcome of these lawsuits.

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

14.  SEGMENT INFORMATION

       In April 2003, the Company completed the sale of its marine transportation fleet (see Note 3 "Discontinued Operations"). The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services. At December 31, 2004, the Company's contract drilling segment owned and operated a fleet of 53 offshore drilling rigs, including 42 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig.

       The Company's operations are concentrated in four geographic regions: North America, Europe/Africa, Asia Pacific and South America/Caribbean. At December 31, 2004, the Company's North America operations consisted of 18 jackup rigs, three platform rigs and one semisubmersible rig, all located in the U.S. waters of the Gulf of Mexico. The Company's Europe/Africa operations consist of eight jackup rigs, seven of which are currently deployed in various territorial waters of the North Sea and one is located offshore Nigeria. In Asia Pacific, the Company's operations currently consist of 15 jackup rigs and one barge rig deployed in various locations. In South America/Caribbean, the Company's operations consist of six barge rigs located in Lake Maracaibo, Venezuela and one jackup rig located offshore Trinidad and Tobago.

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

	Revenues			Long-lived Assets
	2004	2003	2002	2004	2003	2002

United States	$290.0	$298.1	$247.3	$1,014.7	$1,050.0	$1,063.8
Denmark	70.8	71.8	98.6	192.7	202.1	206.5
United Kingdom	35.7	54.2	70.5	102.8	112.9	117.6
Qatar	92.5	48.5	58.8	201.5	25.3	115.2
Other foreign countries	279.0	308.6	166.4	919.6	826.9	754.9

Total	$768.0	$781.2	$641.6	$2,431.3	$2,217.2	$2,258.0

15. SUPPLEMENTAL FINANCIAL INFORMATION Consolidated Balance Sheet Information Accounts receivable, net at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Trade	$164.0	$146.6
Insurance receivable	15.5	--
Other	6.4	5.2

	185.9	151.8
Allowance for doubtful accounts	(2.9)	(2.4)

	$183.0	$149.4

Prepaid expenses and other current assets at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Prepaid expenses	$17.7	$17.3
Inventory	2.7	4.3
Deferred tax asset	12.5	9.7
Deferred regulatory certification and compliance costs	4.0	3.8
Other	6.8	4.8

	$43.7	$39.9

Other assets, net at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Investment in joint ventures	$23.2	$53.8
Deferred finance costs	6.7	8.1
Prepaid taxes on intercompany transfers of property	12.9	8.2
Deferred regulatory certification and compliance costs	3.0	4.2
Deferred tax asset	3.2	--
Other	7.0	5.5

	$56.0	$79.8

Accrued liabilities at December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Personnel	$ 21.6	$ 22.9
Taxes	62.4	64.7
Other operating expense	35.2	36.6
Capital additions	30.7	13.1
Interest	5.9	6.0
Deferred and prepaid revenue	6.3	2.4
ENSCO 64 salvage and damage assessment	10.3	--
Other	4.8	2.9

	$177.2	$148.6

   Consolidated Statement of Income Information

       Maintenance and repairs expense related to continuing operations for each of the years in the three-year period ended December 31, 2004 is as follows (in millions):

	2004	2003	2002

Maintenance and repairs	$51.6	$58.2	$45.9

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2004 is as follows (in millions):

	2004	2003	2002

Interest, net of amounts capitalized	$33.4	$33.8	$27.7
Income taxes	18.0	10.9	7.2

       Capitalized interest totaled $3.9 million in 2004, $2.0 million in 2003 and $5.1 million in 2002.

       In connection with the acquisition of Chiles on August 7, 2002, the Company recorded current assets of $29.8 million, property and equipment of $547.9 million, goodwill of $246.5 million, current liabilities of $38.7 million, long-term debt of $153.0 million, other long-term liabilities of $64.6 million, and common stock and additional paid-in capital of $461.8 million. During 2004 and 2003, the Company recorded purchase price adjustments reducing goodwill by $1.7 million and $7.5 million, respectively, primarily related to deferred taxes.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2004 and 2003 are as follows (in millions):

	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.7	$161.6	$149.6	$166.5
7.20% Debentures	148.5	174.7	148.5	166.8
4.65% Bonds, including current maturities	72.0	65.3	76.5	73.8
6.36% Bonds, including current maturities	139.4	153.1	152.0	170.8
5.63% Bonds, including current maturities	40.5	43.2	46.3	50.6

       The estimated fair values of the Company's debt instruments was determined using quoted market prices. The estimated fair value of the Company's cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2004 and 2003. The Company has cash, receivables and payables denominated in currencies other than functional currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. The net fair value of such contracts outstanding at December 31, 2004 and 2003 was $4.0 million and $2.0 million, respectively.

   Concentration of Credit Risk

       The Company is exposed to credit risk relating to its receivables from customers, its cash and cash equivalents and its use of derivative instruments in connection with the management of interest rate risk and foreign currency risk. The Company minimizes its credit risk relating to receivables from customers, which consist primarily of major and independent oil and gas producers as well as government-owned oil companies, by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash balances are maintained in major, highly-capitalized commercial banks. Cash equivalents and investments consist of a portfolio of high-grade instruments. Custody of cash equivalents and investments is maintained at several major financial institutions and the Company monitors the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties.

       During 2004, no customer provided more than 10% of consolidated revenues. Revenues from one customer exceeded 10% of consolidated revenues in both 2003 and 2002 and were $100.4 million, or 13% of consolidated revenues in 2003, and $90.8 million, or 14% of consolidated revenues in 2002. Revenues from a second customer were $85.6 million, or 11% of consolidated revenues, in 2003.

16.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated income statement data for the years ended December 31, 2004 and 2003, is as follows (in millions, except per share amounts):

2004(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Operating revenues	$186.5	$181.4	$190.9	$209.2	$768.0

Operating expenses
Contract drilling	107.4	107.0	105.4	105.7	425.5
Depreciation and amortization	35.6	36.0	36.0	36.5	144.1
General and administrative	5.7	7.4	6.8	6.4	26.3

Operating income	37.8	31.0	42.7	60.6	172.1

Interest income	.8	.8	.9	1.2	3.7
Interest expense, net	(10.0)	(9.7)	(8.7)	(8.2)	(36.6)
Other income (expense), net	.5	1.0	(1.2)	0.0	.3

Income from continuing operations before
income taxes	29.1	23.1	33.7	53.6	139.5
Provision for income taxes	7.8	5.1	8.0	15.1	36.0

Income from continuing operations	21.3	18.0	25.7	38.5	103.5
Income (loss) from discontinued operations	(.3)	(.5)	.1	--	(.7)

Net income	$ 21.0	$ 17.5	$ 25.8	$ 38.5	$102.8

Earnings (loss) per share - basic
Continuing operations	$ .14	$ .12	$ .17	$ .26	$ .69
Discontinued operations	(.00)	(.00)	.00	--	(.01)

	$ .14	$ .12	$ .17	$ .26	$ .68

Earnings (loss) per share - diluted
Continuing operations	$ .14	$ .12	$ .17	$ .26	$ .69
Discontinued operations	(.00)	(.00)	.00	--	(.01)

	$ .14	$ .12	$ .17	$ .26	$ .68

2003(1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Operating revenues	$192.9	$194.3	$197.3	$196.7	$781.2

Operating expenses
Contract drilling	109.5	109.0	112.8	113.9	445.2
Depreciation and amortization	31.8	32.6	32.6	33.2	130.2
General and administrative	5.9	4.8	5.2	6.1	22.0

Operating income	45.7	47.9	46.7	43.5	183.8

Interest income	.7	.9	.9	.9	3.4
Interest expense, net	(9.2)	(9.1)	(8.9)	(9.5)	(36.7)
Other income (expense), net	.2	(1.4)	.8	2.1	1.7

Income from continuing operations before
income taxes	37.4	38.3	39.5	37.0	152.2
Provision for income taxes	10.7	10.9	11.3	10.2	43.1

Income from continuing operations	26.7	27.4	28.2	26.8	109.1
Income (loss) from discontinued operations	(3.8)	3.7	(.4)	(.3)	(.8)

Net income	$ 22.9	$ 31.1	$ 27.8	$ 26.5	$108.3

Earnings (loss) per share - basic
Continuing operations	$ .18	$ .18	$ .19	$ .18	$ .73
Discontinued operations	(.03)	.03	(.00)	(.00)	(.01)

	$ .15	$ .21	$ .19	$ .18	$ .72

Earnings (loss) per share - diluted
Continuing operations	$ .18	$ .18	$ .19	$ .18	$ .73
Discontinued operations	(.03)	.03	(.00)	(.00)	(.01)

	$ .15	$ .21	$ .19	$ .18	$ .72

(1)	In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to KFELS as partial payment for the construction of a new high performance premium jackup rig to be named ENSCO 107. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations for the unaudited quarterly consolidated income statement data for 2004 and 2003.
(2)
In April 2003, the Company sold its 27-vessel marine transportation fleet, which represented the entire marine transportation services segment previously reported by the Company. The results of operations of the marine transportation services segment have been reclassified as discontinued operations for the unaudited quarterly consolidated income statement data for 2003.

17.  SUBSEQUENT EVENTS

       In February 2005, the Company exercised its option and acquired ENSCO 106 from EEL II for a net payment of $79.6 million (see Note 6 "Investment in Joint Ventures").

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure

       None.

Item 9A.  Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

       During the fiscal quarter ended December 31, 2004, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

       None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this item with respect to the Company's directors, corporate governance matters and committees of the Board of Directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2005 ("the Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2004 and is incorporated herein by reference.

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

       The guidelines and procedures of the Board of Directors are outlined in the Company's Corporate Governance Policy. The committees of the Board of Directors operate under written charters adopted by the Board of Directors. The Corporate Governance Policy and committee charters are available on the Company's website at www.enscous.com/corporate governance and are available in print without charge by contacting the Company's Investor Relations Department at 214-397-3045.

       The Company has a Code of Business Conduct Policy that applies to all of its employees, including its principal executive officer, principal financial officer and controller. A copy of the Code of Business Conduct Policy is available on the Company's website at www.enscous.com/corporate governance and is available in print without charge by contacting the Company's Investor Relations Department at the above number. The Company has and will disclose any amendments to, or waivers from its Code of Business Conduct Policy by posting such information on its website or by filing a Form 8-K. Such changes will be described annually in the Proxy Statement, which also will disclose whether any waivers were granted under the Code of Business Conduct Policy. The Proxy Statement also will contain governance disclosures, including information concerning the director nomination process, shareholder director nominations, shareholder communications to the Board of Directors and Director attendance at the Annual Meeting of Stockholders.

Item 11.  Executive Compensation

       The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of December 31, 2004, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,185,030	$30.47	3,769,664
Equity compensation plans not approved by security holders*	38,525	$22.51	--

Total	5,223,555	$30.41	3,769,664

*	In connection with the acquisition of Chiles Offshore Inc. ("Chiles") on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options thereunder. At December 31, 2004, options to purchase 38,525 shares of the Company's common stock, at a weighted-average exercise price of $22.51 per share, were outstanding under this plan. No shares of the Company's common stock are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)	Financial statement schedules of ENSCO International Incorporated
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income	59
Consolidated Balance Sheets	60
Consolidated Statements of Cash Flows	61
Notes to Consolidated Financial Statements	62

(b)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
3.1	-	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-8097).
3.2	-	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-8097).
4.1	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
4.2	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

10.1	-	ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 23, 1996, Registration No. 333-10733).
10.3	-	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO International Incorporated Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.7	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).

10.8	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.9	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.10	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.11	-	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.12	-	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.13	-	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.14	-	Credit Agreement among ENSCO International Incorporated, Den Norske Bank ASA, New York Branch as Administrative Agent, Citibank, N.A. as Syndication Agent, Wells Fargo Bank Texas, N.A. as Co-Syndication Agent, and HSBC Bank USA as Documentation Agent concerning a $250,000,000 Revolving Credit Loan, dated as of July 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8097).

10.15	-	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.16	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.17	-	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.18	-	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.19	-	ENSCO Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.20	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.21	-	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.22	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

10.23	-	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.24	-	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.25	-	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of Independent Registered Public Accounting Firm.
*31.1	-	Certification of the Chief Executive Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	-	Certification of the Chief Financial Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	-	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	-	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

2.	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-8 filed August 23, 1996, Registration No. 333-10733).

3.	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

4.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.6 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

5.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

6.	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.18 hereto and incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

7.	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.17 hereto and incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

8.	ENSCO Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.19 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

9.	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.20 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

10.	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (filed as Exhibit 10.21 hereto and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

11.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (filed as Exhibit 10.22 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

12.	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (filed as Exhibit 10.23 hereto and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

13.	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (filed as Exhibit 10.24 hereto and incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

14.	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (filed as Exhibit 10.25 hereto and incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(c)	Excluded Financial Statements
None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 23, 2005.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ J. W. SWENT J. W. Swent	Senior Vice President - Chief Financial Officer	February 23, 2005

/s/ H. E. MALONE, JR. H. E. Malone, Jr.	Vice President - Finance	February 23, 2005

/s/ DAVID A. ARMOUR David A. Armour	Controller	February 23, 2005

/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	February 23, 2005

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 23, 2005

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 23, 2005

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 23, 2005

/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 23, 2005

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 23, 2005

/s/ JOEL V. STAFF Joel V. Staff	Director	February 23, 2005

114