Form 10-Q
period 2005-03-31
ENSCO INTERNATIONAL INC
filed 2005-04-26
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
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

There were 151,734,754 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 25, 2005.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, contractual indemnities and insurance, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard, or enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) changes in worldwide and regional supplies of drilling rigs and (xiv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of March 31, 2005, the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
April 25, 2005

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004

OPERATING REVENUES	$217.0	$186.5

OPERATING EXPENSES
Contract drilling	111.4	107.4
Depreciation and amortization	38.3	35.6
General and administrative	6.2	5.7

	155.9	148.7

OPERATING INCOME	61.1	37.8

OTHER INCOME (EXPENSE)
Interest income	1.1	.8
Interest expense, net	(7.8)	(10.0)
Other, net	4.3	.5

	(2.4)	(8.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58.7	29.1

PROVISION FOR INCOME TAXES
Current income tax expense	14.9	2.2
Deferred income tax expense	2.0	5.6

	16.9	7.8

INCOME FROM CONTINUING OPERATIONS	41.8	21.3

LOSS FROM DISCONTINUED OPERATIONS	--	(.3)

NET INCOME	$41.8	$21.0

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$.28	$.14
Discontinued operations	--	(.00)

	$.28	$.14

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$.28	$.14
Discontinued operations	--	(.00)

	$.28	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150.9	150.6
Diluted	151.5	150.8

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 230.7	$ 267.0
Accounts receivable, net	178.2	183.0
Prepaid expenses and other	45.0	43.7

Total current assets	453.9	493.7

PROPERTY AND EQUIPMENT, AT COST	3,605.5	3,445.5
Less accumulated depreciation	1,046.6	1,014.2

Property and equipment, net	2,558.9	2,431.3

GOODWILL	336.2	341.0

OTHER ASSETS, NET	32.0	56.0

	$3,381.0	$3,322.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 25.7	$ 15.6
Accrued liabilities	178.1	177.2
Current maturities of long-term debt	23.0	23.0

Total current liabilities	226.8	215.8

LONG-TERM DEBT	524.3	527.1

DEFERRED INCOME TAXES	371.6	375.3

OTHER LIABILITIES	18.9	21.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
First preferred stock, $1 par value, 5.0 million shares authorized,
none issued	--	--
Preferred stock, $1 par value, 15.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
175.1 million and 174.5 million shares issued	17.5	17.5
Additional paid-in capital	1,440.1	1,420.0
Retained earnings	1,054.3	1,016.3
Restricted stock (unearned compensation)	(12.2)	(12.5)
Accumulated other comprehensive loss	(9.8)	(9.0)
Treasury stock, at cost, 23.4 million shares	(250.5)	(250.4)

Total stockholders' equity	2,239.4	2,181.9

	$3,381.0	$3,322.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$ 41.8	$ 21.0
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss from discontinued operations	--	.3
Depreciation and amortization	38.3	35.6
Deferred income tax provision	2.0	5.6
Tax benefit from stock compensation	1.0	1.8
Amortization of other assets	1.5	1.6
Net (gain) loss on asset dispositions	2.7	(.1)
Other	.8	.8
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4.8	(1.5)
Decrease (increase) in prepaid expenses and other assets	(3.9)	2.8
Increase in accounts payable	10.1	.3
Increase in accrued liabilities	1.8	2.0

Net cash provided by operating activities of continuing operations	100.9	70.2

INVESTING ACTIVITIES
Additions to property and equipment	(146.6)	(125.6)
Proceeds from disposition of assets	2.2	.6
Investment in joint venture	(4.0)	(.3)

Net cash used in investing activities of continuing operations	(148.4)	(125.3)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(2.9)	(2.9)
Cash dividends paid	(3.8)	(3.7)
Proceeds from exercise of stock options	19.0	4.8
Other	(.1)	--

Net cash provided by (used in) financing activities of continuing operations	12.2	(1.8)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(.5)
Net cash provided by discontinued operations	--	.7

DECREASE IN CASH AND CASH EQUIVALENTS	(36.3)	(56.7)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267.0	354.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$230.7	$297.3

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with U.S. Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles.

       The financial data for the three-month periods ended March 31, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 2005. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       During the three-month period ended March 31, 2004, the Company entered into an agreement to sell three rigs in connection with a rig construction agreement (see "Note 4 - Discontinued Operations" below). The Company acquired the ENSCO 102 and ENSCO 106 jackup rigs from affiliated joint ventures in January 2004 and February 2005, respectively (see "Note 5 - Investment in Joint Ventures" below). During the three-month period ended March 31, 2005, the Company finalized the accounting for certain hurricane damage to ENSCO 25 (see "Note 6 - Resolution of Hurricane Damage" below). During the three-month period ended March 31, 2005, the Company transferred a drilling rig between taxing jurisdictions that resulted in the reversal of temporary differences between the financial statement basis and tax basis of the associated drilling rig. A portion of the temporary differences arose in connection with purchase accounting adjustments relating to the acquisition of Chiles Offshore Inc. ("Chiles") in August 2002. Accordingly, the $4.8 million tax effect of such reversing temporary differences has been recorded as a reduction of the goodwill established in connection with the Chiles acquisition.

Note 2 - Earnings Per Share

       For the three months ended March 31, 2005 and 2004, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2005 and 2004 (in millions):

	2005	2004

Weighted average common shares-basic	150.9	150.6
Potentially dilutive common shares:
Restricted stock grants	.1	.1
Stock options	.5	.1

Weighted average common shares-diluted	151.5	150.8

Options to purchase 43,000 and 3.7 million shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

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

	Three Months Ended
	March 31,
	2005	2004

Net income as reported	$41.8	$21.0
Less stock-based employee compensation expense, net of tax	(2.5)	(2.3)

Pro forma net income	$39.3	$18.7

Basic earnings per share:
As reported	$ .28	$ .14
Pro forma	.26	.12

Diluted earnings per share:
As reported	$ .28	$ .14
Pro forma	.26	.12

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of SFAS 123, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB 25. SFAS 123(R) is effective for the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures above.

Note 3 - Comprehensive Income

The components of the Company's comprehensive income for the three-month periods ended March 31, 2005 and 2004, are as follows (in millions):

	2005	2004

Net income	$41.8	$21.0
Other comprehensive income (loss):
Net change in fair value of derivatives	(.5)	(.4)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	(.3)	.3

Net other comprehensive loss	(.8)	(.1)

Total comprehensive income	$41.0	$20.9

The components of the accumulated other comprehensive loss section of stockholders' equity at March 31, 2005 and December 31, 2004, are as follows (in millions):

	March 31,	December 31,
	2005	2004

Cumulative translation adjustment	$ 1.1	$ 1.1
Net unrealized losses on derivatives, net of tax	8.7	7.9

Total accumulated other comprehensive loss	$9.8	$ 9.0

The estimated amount of net unrealized losses on derivative instruments, net of tax at March 31, 2005 that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized gains to be reclassified to contract drilling expense	$(1.3)
Unrealized losses to be reclassified to interest expense	1.2

Net unrealized gain reclassified to earnings	$ (.1)

Note 4 - Discontinued Operations

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2004. Following is a summary of loss from discontinued operations for the three-month period ended March 31, 2004 (in millions):

Revenues	$ 2.5
Operating expenses	3.0

Operating loss before income taxes	(.5)
Income tax benefit	(.2)

Loss from discontinued operations	$ (.3)

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

       Under the terms of the agreement with KFELS, the Company had an option to purchase ENSCO 102 from EEL, at a formula derived price, which was scheduled to expire in May 2004. In January 2004, the Company exercised its purchase option and acquired ENSCO 102 for a net payment of $94.6 million. EEL was liquidated upon the Company's acquisition of ENSCO 102. A summary of the unaudited condensed statement of income of EEL for the three-month period ended March 31, 2004, is as follows:

ENSCO Enterprises Limited Condensed Statement of Income Three Months Ended March 31, 2004 (In millions) (Unaudited)

Charter revenue	$ 1.6
Depreciation expense	(.5)
Interest expense	(.8)

Net income	$ .3

       The Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL for the three-month period ended March 31, 2004, which is included in contract drilling expenses on the consolidated statements of income.

       During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company agreed to contribute $3.0 million of procurement and management services and $23.3 million in cash for a 25% interest in EEL II. The terms of the EEL II agreement were similar to those of the EEL agreement, with the Company holding an option to purchase the remaining 75% interest in ENSCO 106, at a formula derived price, at any time during construction or the two-year period after completion of construction. At December 31, 2004, the Company's net investment in EEL II totaled $23.2 million and is included in other assets, net on the consolidated balance sheet.

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

Note 6 - Resolution of Hurricane Damage

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal, salvage and recovery costs, was covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. Damage to ENSCO 64 was substantial and upon initial evaluation it was not possible to determine whether ENSCO 64 would be declared a constructive total loss ("CTL") under the terms of the Company's insurance policies. If ENSCO 64 was declared a CTL, the Company would transfer its interest in the rig to underwriters and receive the rig's insured value of $65.0 million, with no deductible applicable. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2004.

       On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a CTL. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters in April 2005 and will receive the total rig insured value of $65.0 million. The $52.8 million carrying value of the rig remains classified in property and equipment on the consolidated balance sheet at March 31, 2005. The Company will record the disposal of the rig in the second quarter of 2005 and recognize a pre-tax gain equivalent to the excess of the insurance proceeds received over the carrying value of the rig.

       Damage to ENSCO 25 was less extensive than that of ENSCO 64, and the rig returned to service in late February 2005 after completion of the damage assessment and repair work. The Company recognized a net gain of $3.1 million during the quarter ended March 31, 2005, which consists of the excess of the $5.5 million provision recognized during the third quarter of 2004 for the aggregate insurance deductible over the $2.4 million loss realized in connection with the ENSCO 25 repair work. The $3.1 million net gain is included in "Other income (expense) - Other, net" in the consolidated statement of income for the three-month period ended March 31, 2005. Accounts receivable, net at March 31, 2005 includes $4.2 million of costs incurred by the Company and reimbursable from insurance underwriters in connection with the ENSCO 64 and ENSCO 25 insurance claims.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 53 drilling rigs, including 42 jackup rigs, seven barge rigs, three platform rigs and one semisubmersible rig. (The current operating fleet does not include two jackup rigs under construction, nor ENSCO 64, as beneficial ownership of ENSCO 64 was transferred to insurance underwriters on April 15, 2005, upon declaration that the rig was a constructive total loss as a result of damages sustained during Hurricane Ivan.) The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

       The Company drills and completes offshore oil and gas wells under contracts with major international, government-owned and independent oil and gas companies. The drilling services provided by the Company are conducted on a "day rate" contract basis, under which the Company provides its drilling rigs and rig crews and receives a fixed amount per day for drilling wells. The customer bears substantially all of the ancillary costs of constructing the wells and supporting drilling operations, as well as the economic risk relative to the success of the wells.

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

BUSINESS ENVIRONMENT

       The Company's domestic offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine domestic offshore drilling industry conditions. The supply of jackup rigs in the Gulf of Mexico declined from prior year levels during 2004 as the Company and some of its competitors mobilized rigs to international markets. The overall demand for jackup rigs improved significantly during the second half of 2004, due to both the reduced supply of rigs and increased spending by oil and gas companies. As a result, average day rates for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004. During the first quarter of 2005, day rates continued to increase due to high oil and natural gas prices in addition to the reduced supply of rigs in the Gulf of Mexico.

       In Europe, jackup rig demand and day rates generally remained at reduced levels in 2004, experiencing only modest improvement during the fourth quarter. During the first quarter of 2005, day rates continued to improve as the region experienced increased spending by oil and gas companies.

       Demand for jackup rigs in most Asia Pacific region markets was strong during 2004, as many of the major international and government-owned oil companies increased spending in those markets. However, Asia Pacific region day rates remained relatively stable over the course of 2004, as the Company and some of its competitors mobilized additional rigs to the region in response to the increased demand. Activity levels continued to remain stable during the first quarter of 2005 as the increasing demand absorbed the rigs recently mobilized to the region.

RESULTS OF OPERATIONS

       In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to Keppel FELS Limited ("KFELS") as partial payment for the construction of a new high performance premium jackup rig that is scheduled for delivery in late 2005 or early 2006. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2004.

The following analysis highlights the Company's consolidated operating results for the three-month periods ended March 31, 2005 and 2004 (in millions):

	2005	2004

Revenues	$217.0	$186.5
Operating expenses
Contract drilling	111.4	107.4
Depreciation and amortization	38.3	35.6
General and administrative	6.2	5.7

Operating income	61.1	37.8
Other expense, net	(2.4)	(8.7)
Provision for income taxes	16.9	7.8

Income from continuing operations	41.8	21.3

Loss from discontinued operations	--	(.3)

Net income	$ 41.8	$ 21.0

       For the three-month period ended March 31, 2005, revenues increased by $30.5 million, or 16%, and operating income increased by $23.3 million, or 62%, from the prior year period. These increases are primarily due to improved average day rates for North America jackup rigs and improved utilization of Asia Pacific jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month periods ended March 31, 2005 and 2004, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month periods ended March 31, 2005 and 2004 (in millions):

	2005	2004

Revenues
Jackup rigs:
North America	$ 73.6	$ 65.1
Europe/Africa	40.5	37.6
Asia Pacific	78.2	53.0
South America/Caribbean	4.0	8.1

Total jackup rigs	196.3	163.8
Semisubmersible rig - North America	7.6	11.9
Barge rig - Asia Pacific	4.6	3.8
Barge rigs - South America/Caribbean	5.2	4.3
Platform rigs - North America	3.3	2.7

Total	$217.0	$186.5

Contract Drilling Expense
Jackup rigs:
North America	$ 32.4	$ 37.5
Europe/Africa	26.2	25.1
Asia Pacific	36.4	30.8
South America/Caribbean	2.5	3.2

Total jackup rigs	97.5	96.6
Semisubmersible rig - North America	5.8	4.3
Barge rig - Asia Pacific	2.3	1.9
Barge rigs - South America/Caribbean	3.0	2.8
Platform rigs - North America	2.8	1.8

Total	$111.4	$107.4

	2005	2004

Rig Utilization(1)
Jackup rigs:
North America	84%	87%
Europe/Africa	87%	91%
Asia Pacific	85%	76%
South America/Caribbean	100%	98%

Total jackup rigs	85%	85%
Semisubmersible rig - North America	69%	66%
Barge rig - Asia Pacific	99%	100%
Barge rigs - South America/Caribbean	25%	17%
Platform rigs - North America	65%	33%

Total	77%	74%

Average day rates(2)
Jackup rigs:
North America	$ 53,690	$ 38,964
Europe/Africa	64,501	56,506
Asia Pacific	64,645	63,931
South America/Caribbean	77,589	89,637

Total jackup rigs	59,963	50,166
Semisubmersible rig - North America	122,618	184,815
Barge rig - Asia Pacific	50,031	41,788
Barge rigs - South America/Caribbean	34,794	41,900
Platform rigs - North America	27,525	28,486

Total	$ 59,362	$ 51,481

(1)	Rig utilization is derived by dividing the number of days under contract by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at March 31, 2005 and 2004:

	Number of Rigs
	2005	2004
Jackup rigs:
North America(1)(2)(3)	19	21
Europe/Africa	8	8
Asia Pacific(1)(4)	16	12
South America/Caribbean(2)	--	1

Total jackup rigs	43	42
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Barge rigs - South America/Caribbean	6	6
Platform rigs(5)	3	3

Total(6)	54	53

(1)	During the second and third quarters of 2004, the Company mobilized three jackup rigs from the Gulf of Mexico to the Asia Pacific region.
(2)	During the first quarter of 2005, the Company mobilized the South America/Caribbean jackup rig from Trinidad and Tobago to a shipyard in the Gulf of Mexico for enhancement procedures before being deployed to Saudi Arabia for a three year contract scheduled to commence in August 2005.
(3)	Excludes the jackup rig ENSCO 55, which was operating in North America at March 31, 2004 but was sold in connection with the execution of a rig construction agreement during the second quarter of 2004, and its operating results have been reclassified as discontinued operations.
(4)	Upon completion of its construction in the first quarter of 2005, the Company acquired ENSCO 106 from a joint venture in which the Company held a 25% interest.
(5)	Excludes the platform rigs ENSCO 23 and ENSCO 24, which were available for operations in North America at March 31, 2004 but were sold in connection with the execution of a rig construction agreement during the second quarter of 2004, and their operating results have been reclassified as discontinued operations.
(6)	The total number of rigs excludes ENSCO 107 (which commenced construction during the first quarter of 2004 and is expected to enter service in late 2005 or early 2006), and ENSCO 108 (which commenced construction during April of 2005 and is expected to be delivered by the end of the first quarter of 2007). ENSCO 64, which was declared a constructive total loss on April 15, 2005, is included in the total number of rigs at March 31, 2005 and 2004.

    North America Jackup Rigs

       First quarter 2005 revenues for the North America jackup rigs increased by $8.5 million, or 13%, compared to the prior year first quarter. The increase in revenues is due primarily to a 38% increase in the average day rates, partially offset by the reduced size of the Company's North America jackup rig fleet as three jackup rigs were relocated from the Gulf of Mexico during the second and third quarters of 2004. The significant increase in average day rates is primarily attributable to a reduction in supply of Gulf of Mexico jackup rigs resulting from the relocation of several rigs by the Company and its competitors to international markets in the latter half of 2003 and in 2004. Although supply and demand factors have improved, short-term contracts remain prevalent in the Gulf of Mexico jackup market, and it is not possible to determine whether the current increasing day rate trend will continue. First quarter 2005 contract drilling expense for the North America jackup rigs decreased by $5.1 million, or 14%, compared to the prior year first quarter. The decrease in contract drilling expense is primarily due to the reduced size of the fleet in the first quarter of 2005.

    Europe/Africa Jackup Rigs

       First quarter 2005 revenues for the Europe/Africa jackup rigs increased by $2.9 million, or 8%, compared to the prior year first quarter. The increase in revenues is due primarily to a 14% increase in the average day rates caused by increased spending by oil and gas companies. It is not possible to determine if the increasing day rate trend will continue or if demand for jackup rigs in the North Sea will further improve. First quarter 2005 contract drilling expense for the Europe/Africa jackup rigs increased by $1.1 million, or 4%, compared to the prior year first quarter primarily due to increased personnel and repair costs.

    Asia Pacific Jackup Rigs

       First quarter 2005 revenues for the Asia Pacific jackup rigs increased by $25.2 million, or 48%, and contract drilling expense increased by $5.6 million, or 18%, as compared to the prior year first quarter. The increase in revenues is primarily due to improved utilization and the increased size of the Asia Pacific jackup rig fleet. The Company acquired ENSCO 102 in January 2004, relocated three rigs to the Asia Pacific region during the second and third quarters of 2004 and acquired ENSCO 106 in February 2005. Excluding the impact of these five rigs, utilization of the remaining 11 rigs in the Asia Pacific jackup rig fleet increased to 95% in 2005 from 74% in 2004. The improved utilization resulted from a reduction in the amount of time rigs spent in shipyards undergoing enhancements and contract preparation during the first quarter of 2005 compared to the first quarter of 2004. The increase in contract drilling expense is attributable to the five rigs added to the Asia Pacific fleet in 2004 and 2005.

    South America/Caribbean Jackup Rig

       First quarter 2005 revenues for the South America/Caribbean jackup rig decreased by $4.1 million, or 51%, and contract drilling expenses decreased $700,000, or 22%, as compared to the prior year first quarter. The decrease in revenues and contract drilling expense is primarily due to the completion of a long-term contract in February 2005 and the subsequent mobilization of ENSCO 76 from Trinidad and Tobago during the first quarter 2005, compared to operating at near full utilization during the prior year first quarter.

    North America Semisubmersible Rig

       First quarter 2005 revenues for the North America semisubmersible rig decreased by $4.3 million, or 36%, compared to the prior year first quarter. The decrease in revenues is primarily due to a 34% decrease in the average day rate, as the rig completed a high day rate, three-year contract in the first quarter of 2004 and operated under short-term contracts during the first quarter of 2005. First quarter 2005 contract drilling expense for the North America semisubmersible rig increased by $1.5 million, or 35%, compared to the prior year first quarter due primarily to an increase in repair and maintenance expense.

    Asia Pacific Barge Rig

       First quarter 2005 revenues for the Asia Pacific barge rig, which is currently located in Indonesia, increased by $800,000, or 21%, and contract drilling expense increased by $400,000, or 21%, compared to the prior year first quarter. The increase in revenues is primarily due to a 20% increase in the average day rate of ENSCO I. The increase in contract drilling expense is due primarily to an increase in reimbursable expenses and fuel costs.

    South America/Caribbean Barge Rigs

       First quarter 2005 revenues for the South America/Caribbean barge rigs increased by $900,000, or 21%, compared to the prior year first quarter. The increase in revenues is due primarily to an increase in utilization to 25% in the current year quarter from 17% in the prior year first quarter, partially offset by a 17% decrease in average day rates. The increase in utilization was attributable to ENSCO III, which operated under a short term contract during the first quarter of 2005, but remained idle during the majority of the first quarter of 2004. First quarter contract drilling expense for the South America/Caribbean barge rigs increased by $200,000, or 7%, from the prior year first quarter due primarily to increased utilization.

    North America Platform Rigs

       First quarter 2005 revenues for the North America platform rigs increased by $600,000, or 22%, compared to the prior year first quarter. The increase in revenues is due primarily to a increase in utilization to 65% in the current year quarter from 33% in the prior year first quarter. First quarter contract drilling expense for the North America platform rigs increased by $1.0 million, or 56%, from the prior year first quarter due primarily to increased utilization.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2005 increased by $2.7 million, or 8%, as compared to the prior year first quarter. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the first quarter of 2004.

General and Administrative

       General and administrative expense in the first quarter of 2005 increased by $500,000, or 9%, as compared to the first quarter of 2004. The increase is primarily attributable to increases in personnel costs and professional fees.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2005 and 2004 is as follows (in millions):

	2005	2004

Interest income	$ 1.1	$ .8
Interest expense, net:
Interest expense	(9.7)	(10.1)
Capitalized interest	1.9	.1

	(7.8)	(10.0)
Other, net	4.3	.5

	$(2.4)	$ (8.7)

       Interest income increased by $300,000 in the first quarter of 2005, as compared to the first quarter of 2004, due to higher average interest rates, partially offset by a decrease in cash balances invested.

       Interest expense decreased by $400,000 in the first quarter of 2005, as compared to the first quarter of 2004, due primarily to a decrease in outstanding debt. Capitalized interest increased $1.8 million in the first quarter of 2005, as compared to the prior year first quarter, due to an increase in the amount invested in new construction and enhancement projects.

       Other, net, in the three-month period ended March 31, 2005 includes a $3.1 million net gain related to the resolution of insurance claims associated with two rigs damaged by Hurricane Ivan (see Note 6 to the Company's Consolidated Financial Statements) and foreign currency translation gains of $1.0 million. Other, net, in the three-month period ended March 31, 2004 consists primarily of foreign currency translation gains.

Provision for Income Taxes

       The provision for income taxes for the three-month period ended March 31, 2005 increased by $9.1 million compared to the prior year period. The increase is due primarily to the increased profitability of the Company and, to a lesser extent, an increase in effective tax rate to 28.8% in the first quarter of 2005 from 26.8% in the prior year first quarter. The increase in effective tax rate is due primarily to the impact of changes in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates and certain tax credits and income not subject to tax. The "American Jobs Creation Act of 2004" became law effective October 22, 2004 and provides for a special one-time dividends received tax deduction on the repatriation of certain foreign earnings to a U.S. tax payer, provided certain criteria are met. The Company is currently analyzing this tax legislation to determine its impact, if any, on the Company's future income tax accounting and consolidated financial statements.

Discontinued Operations

       In February 2004, the Company entered into an agreement with KFELS, a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of the ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2004. The following table contains a summary of loss from discontinued operations for the three-month period ended March 31, 2004 (in millions):

Revenues	$ 2.5
Operating expenses	3.0

Operating loss before income taxes	(.5)
Income tax benefit	(.2)

Loss from discontinued operations	$ (.3)

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

       During the three-month period ended March 31, 2005, the Company's primary source of cash consisted of $100.9 million generated from continuing drilling operations and its primary use of cash consisted of $146.6 million for the acquisition, enhancement and other improvement of drilling rigs. During the three month period ended March 31, 2004, the Company's primary source of cash consisted of $70.2 million generated from continuing drilling operations and its primary use of cash consisted of $125.6 million for the acquisition, enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the three-month periods ended March 31, 2005 and 2004, including discussions of cash flow from continuing operations and capital expenditures, financing and capital resources and off-balance sheet arrangements, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for the three-month periods ended March 31, 2005 and 2004 are as follows (in millions):

	2005	2004

Cash flow from continuing operations	$100.9	$ 70.2

Capital expenditures on continuing operations
Rig acquisitions	$ 79.6	$ 94.6
New construction	1.2	--
Enhancements	56.6	19.2
Minor upgrades and improvements	9.2	11.8

	$146.6	$125.6

       Cash flow from continuing operations increased by $30.7 million, or 44%, for the three-month period ended March 31, 2005 as compared to the prior year first quarter. The increase resulted primarily from a $25.2 million increase in cash receipts from drilling services and $10.8 million of cash reimbursements during the first quarter of 2005 from insurance underwriters associated with the ENSCO 64 insurance claim, partially offset by $7.8 million of cash payments in the first quarter of 2005 related to the recovery and damage analysis of ENSCO 64.

       Effective January 31, 2004, the Company purchased ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. Upon completion of rig construction on February 7, 2005, the Company purchased ENSCO 106 from an affiliated joint venture for a net payment of $79.6 million. In addition to the acquisition of ENSCO 106, management anticipates that capital expenditures in 2005 will include approximately $250.0 million for rig enhancement projects, approximately $110.0 million for construction of ENSCO 107 and ENSCO 108, and approximately $50.0 million for minor upgrades and improvements. (See "Off-Balance Sheet Arrangements" and Note 5 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106; see "Outlook" for information concerning the construction of ENSCO 107 and ENSCO 108.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

        The Company's long-term debt, total capital and long-term debt to total capital ratios at March 31, 2005 and December 31, 2004 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2005	2004

Long-term debt	$ 524.3	$ 527.1
Total capital*	2,763.7	2,709.0
Long-term debt to total capital	19.0%	19.5%

* Total capital includes long-term debt plus stockholders' equity.

        During the three months ended March 31, 2005, there were no significant changes in the Company's long-term debt or total capital. At March 31, 2005, the Company has an aggregate $249.5 million outstanding under three separate bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

        The Company has a $250.0 million unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that matures in July 2007. The Company had no amounts outstanding under the Credit Agreement at March 31, 2005 and does not currently anticipate borrowing under the Credit Agreement during 2005. The Company is in compliance with the financial covenants under the Credit Agreement, which require the maintenance of a specified level of interest coverage, debt ratio and tangible net worth. The Company maintains investment grade credit ratings of Baa1 from Moody's and BBB+ from Standard & Poor's.

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

Liquidity

     The Company's liquidity position at March 31, 2005 and December 31, 2004 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2005	2004

Cash and short-term investments	$230.7	$267.0
Working capital	227.1	277.9
Current ratio	2.0	2.3

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company also utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At March 31, 2005, the Company had foreign currency exchange contracts outstanding to exchange $59.2 million U.S. dollars for Australian dollars, Great Britain pounds and Euros, all of which mature during the next 12 months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of March 31, 2005 would approximate $2.5 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At March 31, 2005, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

    Rig Construction

       ENSCO 107 remains under construction by KFELS in Singapore and on schedule for delivery in late 2005 or early 2006. In April 2005, the Company entered into an agreement with KFELS for the construction of ENSCO 108, which will also be constructed in Singapore, with delivery expected during the first quarter of 2007. ENSCO 107 and ENSCO 108 will be enhanced KFELS MOD V (B) designs modified to ENSCO specifications and nearly identical to the recently delivered ENSCO 106.

    Rig Enhancements

       ENSCO 67 is currently in a Singapore shipyard for major enhancements and is scheduled to commence operations offshore Australia in July 2005. ENSCO 76 is in a shipyard undergoing modifications in preparation for a three-year contract to commence offshore Saudi Arabia in August 2005. ENSCO 99 is in a shipyard undergoing enhancements and is projected to return to service in the Gulf of Mexico during May 2005. ENSCO 89 entered a shipyard in April 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico during August 2005.

       The Company plans to commence enhancement procedures on two additional Gulf of Mexico jackup rigs during 2005, including a major enhancement with projected shipyard duration of nine months commencing in May and an enhancement with projected shipyard duration of five months commencing in July. The Company also plans to commence enhancement procedures on two Asia Pacific jackup rigs during 2005, including a project scheduled to commence in July in preparation for a two-year contract to commence offshore Saudi Arabia in October and a project scheduled to commence in October in preparation for a one-year contract to commence offshore New Zealand in January 2006.

    North America

       As of April 25, 2005, all of the Company's jackup rigs in the North America region not undergoing enhancement procedures are under contract. The ENSCO 7500, the Company's deep water semisubmersible rig, is currently working and committed into the third quarter of 2007.

       As of April 25, 2005, one of the Company's three platform rigs is idle and the other two are working under contracts with expected completion dates in November 2005 and January 2006. The Company's three platform rigs have experienced moderate utilization levels over the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company. The Company evaluated the carrying values of its platform rigs in December 2003 and determined such carrying values were not impaired. The Company will continue to perform such evaluations as circumstances dictate.

    Europe/Africa

       As of April 25, 2005, all of the Company's jackup rigs in the Europe/Africa region are working, with most committed beyond the second quarter of 2005. The Company expects some idle time during the second quarter of 2005, primarily for regulatory inspections and remedial procedures, repairs and minor improvements and upgrades.

    Asia Pacific

       As of April 25, 2005, all of the Company's jackup rigs in the Asia Pacific region not undergoing enhancement procedures are working except for ENSCO 104, which is in a shipyard after completing a three-year contract in early April and expects to return to service in May 2005. The Company currently has substantial backlog in the Asia Pacific region, with in excess of 4,000 rig days under contract in 2006 and thereafter.

    South America/Caribbean

       As of April 25, 2005, five of the Company's six barge rigs located in Venezuela are idle without work commitments. ENSCO II is working under a contract scheduled to be completed in October 2005. Due to the continuing political and economic instability in Venezuela, the Company believes the timing of a recovery of drilling activity in Venezuela is uncertain. The Company evaluated the carrying values of its barge rigs in December 2004 and determined such carrying values were not impaired. The Company will continue to perform such evaluations and monitor the situation in Venezuela, as circumstances dictate.

CRITICAL ACCOUNTING POLICIES

       The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

    Property and Equipment

       At March 31, 2005, the carrying value of the Company's property and equipment totaled $2,558.9 million, which represents 76% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       For additional information concerning the useful lives of the Company's drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

       For additional information concerning drilling rig impairment evaluations, including a analysis of the Company's six barge rigs and three platform rigs evaluated in December 2004, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2004.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At March 31, 2005, the Company has a $356.1 million net deferred income tax liability and $67.9 million of accrued liabilities for income taxes currently payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating FIN 47 and does not anticipate it will have a material effect on its consolidated financial position, results of operations or cash flows.

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective for the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 2 to the Company's Consolidated Financial Statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

       During the fiscal quarter ended March 31, 2005, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       During January 2005, notice of arbitration was submitted to the Company in relation to a claim under a contract entered into with Titan Maritime LLC (the "contractor") relating to the salvage of the ENSCO 64 legs, major portions of which were imbedded in the sea floor in the aftermath of Hurricane Ivan. The dispute with the contractor arose following termination of the salvage contract by the Company due to various equipment breakdowns, inadequacies and asserted breaches of contract. The contractor's arbitration claim was effectively enjoined when the Company petitioned the U.S. District Court in Brownsville, Texas for relief, and the claim ultimately was subject to a mediation and settlement pursuant to which the Company received a $4.6 million net reduction in the amount claimed by the contractor. It is not envisioned that the favorable resolution of this matter will have any ultimate impact upon the Company's results of operations inasmuch as the amounts due to the contractor from the Company are part and parcel of the Company's insurance claim arising out of the damage sustained by ENSCO 64 during Hurricane Ivan.

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

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in very preliminary stages and the Company has not been able to determine the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company has filed responsive pleadings preserving all defenses and challenges to jurisdiction or venue, and intends to vigorously defend against the litigation. Based on information currently available, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended March 31, 2005:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January	--	--	--	--
February	1,181	$39.22	--	--
March	--	--	--	--

Total	1,181	$39.22	--	--

       All of the shares repurchased during the three month period ended March 31, 2005 were surrendered by employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

Item 6. Exhibits (a) Exhibits Filed with this Report Exhibit No.

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

ENSCO INTERNATIONAL INCORPORATED

Date: April 26, 2005	/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President

/s/ DAVID A. ARMOUR David A. Armour Controller