Form 10-Q
period 2005-06-30
ENSCO INTERNATIONAL INC
filed 2005-07-27
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
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

There were 151,992,476 shares of Common Stock, $0.10 par value per share, of the registrant outstanding as of July 26, 2005.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

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

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of June 30, 2005, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
July 25, 2005

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2005	2004

OPERATING REVENUES	$248.6	$170.9

OPERATING EXPENSES
Contract drilling	111.0	102.1
Depreciation and amortization	38.7	34.1
General and administrative	6.2	7.4

	155.9	143.6

OPERATING INCOME	92.7	27.3

OTHER INCOME (EXPENSE)
Interest income	1.8	.8
Interest expense, net	(8.0)	(9.7)
Other, net	(2.0)	1.0

	(8.2)	(7.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84.5	19.4

PROVISION FOR INCOME TAXES
Current income tax expense	22.8	1.8
Deferred income tax expense	2.6	2.6

	25.4	4.4

INCOME FROM CONTINUING OPERATIONS	59.1	15.0

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	(.7)	2.5
Gain on disposal of discontinued operations, net	11.6	--

	10.9	2.5

NET INCOME	$70.0	$17.5

EARNINGS PER SHARE - BASIC
Continuing operations	$.39	$.10
Discontinued operations	.07	.02

	$.46	$.12

EARNINGS PER SHARE - DILUTED
Continuing operations	$.39	$.10
Discontinued operations	.07	.02

	$.46	$.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	151.3	150.8
Diluted	151.6	150.8

CASH DIVIDENDS PER SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2005	2004

OPERATING REVENUES	$460.4	$349.0

OPERATING EXPENSES
Contract drilling	219.2	204.9
Depreciation and amortization	76.0	67.7
General and administrative	12.4	13.1

	307.6	285.7

OPERATING INCOME	152.8	63.3

OTHER INCOME (EXPENSE)
Interest income	2.9	1.6
Interest expense, net	(15.8)	(19.7)
Other, net	1.8	.9

	(11.1)	(17.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141.7	46.1

PROVISION FOR INCOME TAXES
Current income tax expense	37.8	3.6
Deferred income tax expense	4.2	7.7

	42.0	11.3

INCOME FROM CONTINUING OPERATIONS	99.7	34.8

DISCONTINUED OPERATIONS
Gain from discontinued operations, net	.5	3.7
Gain on disposal of discontinued operations, net	11.6	--

	12.1	3.7

NET INCOME	$111.8	$38.5

EARNINGS PER SHARE - BASIC
Continuing operations	$.66	$.23
Discontinued operations	.08	.03

	$.74	$.26

EARNINGS PER SHARE - DILUTED
Continuing operations	$.66	$.23
Discontinued operations	.08	.03

	$.74	$.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	151.1	150.7
Diluted	151.5	150.8

CASH DIVIDENDS PER SHARE	$.05	$.05

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$296.9	$267.0
Accounts receivable, net	188.4	183.0
Prepaid expenses and other	42.8	43.7

Total current assets	528.1	493.7

PROPERTY AND EQUIPMENT, AT COST	3,454.0	3,445.5
Less accumulated depreciation	948.9	1,014.2

Property and equipment, net	2,505.1	2,431.3

GOODWILL	336.2	341.0

OTHER ASSETS, NET	33.8	56.0

	$3,403.2	$3,322.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$23.3	$15.6
Accrued liabilities	198.0	177.2
Current maturities of long-term debt	17.2	23.0

Total current liabilities	238.5	215.8

LONG-TERM DEBT	483.9	527.1

DEFERRED INCOME TAXES	355.6	375.3

OTHER LIABILITIES	17.0	21.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
175.4 million and 174.5 million shares issued	17.5	17.5
Additional paid-in capital	1,447.7	1,420.0
Retained earnings	1,120.5	1,016.3
Restricted stock (unearned compensation)	(16.7)	(12.5)
Accumulated other comprehensive loss	(10.2)	(9.0)
Treasury stock, at cost, 23.4 million shares	(250.6)	(250.4)

Total stockholders' equity	2,308.2	2,181.9

	$3,403.2	$3,322.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$111.8	$38.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain from discontinued operations	(.5)	(3.7)
Gain on disposal of discontinued operations, net	(11.6)	--
Depreciation and amortization	76.0	67.7
Expense for redemption of debt	2.4	--
Deferred income tax provision	4.2	7.7
Tax benefit from stock compensation	1.2	1.8
Amortization of other assets	3.0	3.1
Net loss on asset dispositions	3.4	.3
Other	1.8	1.5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5.4)	4.5
(Increase) decrease in prepaid expenses and other assets	(7.2)	5.7
Increase in accounts payable	7.7	1.6
Decrease in accrued liabilities	(17.3)	(9.5)

Net cash provided by operating activities of continuing operations	169.5	119.2

INVESTING ACTIVITIES
Additions to property and equipment	(223.6)	(179.7)
Net proceeds from disposal of discontinued operations	121.0	--
Proceeds from disposition of assets	4.8	1.3
Investment in joint venture	(4.0)	(5.3)

Net cash used by investing activities of continuing operations	(101.8)	(183.7)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(49.7)	(11.5)
Cash dividends paid	(7.6)	(7.5)
Proceeds from exercise of stock options	21.3	4.8
Deferred financing costs	(.6)	--
Premium related to debt redemption	(1.8)	--
Other	(.2)	(.1)

Net cash used by financing activities of continuing operations	(38.6)	(14.3)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(.8)

Net cash provided by discontinued operations	1.8	8.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.9	(70.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267.0	354.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$296.9	$283.2

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Financial Statements

       The accompanying consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with U.S. Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. Generally Accepted Accounting Principles. Certain reclassifications have been made to the 2004 unaudited consolidated financial statements to conform to the 2005 presentation.

       The financial data for the three-month and six-month periods ended June 30, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 2005. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       In February 2004, the Company entered into an agreement to sell three rigs in connection with a rig construction agreement and effective June 30, 2005, the Company sold its six South America/Caribbean barge rigs (see "Note 5 - Discontinued Operations" below). The Company acquired the ENSCO 102 and ENSCO 106 jackup rigs from affiliated joint ventures in January 2004 and February 2005, respectively (see "Note 6 - Investment in Joint Ventures" below). In March and April 2005, the Company finalized the accounting for certain hurricane damage to ENSCO 25 and ENSCO 64, respectively (see "Note 5 - Discontinued Operations" and "Note 7 - Resolution of Hurricane Damage" below). During January 2005, the Company transferred a drilling rig between taxing jurisdictions that resulted in the reversal of temporary differences between the financial statement basis and tax basis of the associated drilling rig. A portion of the temporary differences arose in connection with purchase accounting adjustments relating to a prior acquisition. Accordingly, the $4.8 million tax effect of such reversing temporary differences has been recorded as a reduction of the goodwill established in connection with that acquisition.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2005 and 2004, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Weighted average common shares - basic	151.3	150.8	151.1	150.7
Potentially dilutive common shares:
Restricted stock grants	--	.0	--	.0
Stock options	.3	.0	.4	.1

Weighted average common shares - diluted	151.6	150.8	151.5	150.8

Options to purchase 107,000 shares and 3.7 million shares of common stock in the second quarters of 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 107,000 shares and 3.7 million shares of common stock in the six-month periods ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.
Note 3 - Stock-Based Employee Compensation

In May 2005, the stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and will essentially replace the Company's previously adopted 1998 Incentive Plan and 1996 Non-Employee Directors' Stock Option Plan. No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made under those plans. Under the 2005 Plan, a maximum of 10.0 million shares are reserved for issuance as awards of stock options and restricted stock to officers, employees and non-employee directors. Stock options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Stock options granted to non-employee directors generally are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of stock options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. Restricted stock awards to officers, employees and non-employee directors generally vest in 20% increments over a five-year period.

The Company uses the intrinsic value method of accounting for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No compensation expense related to stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income as reported	$70.0	$17.5	$111.8	$38.5
Less stock-based employee compensation expense, net of tax	(2.3)	(2.2)	(4.8)	(4.5)

Pro forma net income	$67.7	$15.3	$107.0	$34.0

Basic earnings per share:
As reported	$ .46	$ .12	$ .74	$ .26
Pro forma	.45	.10	.71	.23

Diluted earnings per share:
As reported	$ .46	$ .12	$ .74	$ .26
Pro forma	.45	.10	.71	.23

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

Note 4 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$70.0	$17.5	$111.8	$38.5
Other comprehensive income (loss):
Net change in fair value of derivatives	(1.0)	(1.0)	(1.5)	(1.4)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.6	.3	.3	.6

Net other comprehensive loss	(.4)	(.7)	(1.2)	(.8)

Total comprehensive income	$69.6	$16.8	$110.6	$37.7

The components of the accumulated other comprehensive loss section of stockholders' equity at June 30, 2005 and December 31, 2004, are as follows (in millions):

	June 30,	December 31,
	2005	2004

Net unrealized losses on derivatives, net of tax	$10.2	$7.9
Cumulative translation adjustment	--	1.1

Total accumulated other comprehensive loss	$10.2	$9.0

       The cumulative translation adjustment component of other comprehensive income of $1.1 million at December 31, 2004 was associated with the six South America/Caribbean barge rigs sold on June 30, 2005, and is included in the pre-tax gain recognized on the sale (see "Note 5 - Discontinued Operations" below).

       The estimated amount of net unrealized losses on derivative instruments, net of tax at June 30, 2005, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses to be reclassified to contract drilling expense	$.5
Unrealized losses to be reclassified to interest expense	1.2

Net unrealized losses reclassified to earnings	$1.7

Note 5 - Discontinued Operations

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2004.

Following is a summary of income from discontinued operations for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues	$ 3.6	$10.5	$ 8.8	$21.5
Operating expenses	3.7	7.6	7.4	16.6

Operating income (loss) before income taxes	(.1)	2.9	1.4	4.9

Income tax expense	(.6)	(.4)	(.9)	(1.2)
Gain on disposal of discontinued operations, net	11.6	--	11.6	--

Income from discontinued operations	$10.9	$ 2.5	$12.1	$ 3.7

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

       In January 2004, the Company exercised a purchase option under the terms of the joint venture and acquired ENSCO 102 for a net payment of $94.6 million. EEL was liquidated upon the Company's acquisition of ENSCO 102. For the six-months ended June 30, 2004, EEL generated net income of $300,000 (unaudited), and the Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in contract drilling expenses on the consolidated statements of income.

       During the first quarter of 2003, the Company entered into an agreement with KFELS to establish a second joint venture company, ENSCO Enterprises Limited II ("EEL II"), to construct a premium heavy duty jackup rig to be named ENSCO 106. The Company and KFELS had initial ownership interests in EEL II of 25% and 75%, respectively. At December 31, 2004, the Company's net investment in EEL II totaled $23.2 million and is included in other assets, net on the consolidated balance sheet. Upon completion of rig construction in February 2005, the Company exercised its purchase option under the terms of the joint venture and acquired ENSCO 106 for a net payment of $79.6 million. EEL II was effectively liquidated upon the Company's acquisition of ENSCO 106.

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

Note 7 - Resolution of Hurricane Damage

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal, salvage and recovery costs, was covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. Damage to ENSCO 64 was substantial and upon initial evaluation it was not possible to determine whether ENSCO 64 would be declared a constructive total loss ("CTL") under the terms of the Company's insurance policies. If ENSCO 64 were to be declared a CTL, the Company would transfer its interest in the rig to underwriters and receive the rig's insured value of $65.0 million, with no deductible applicable. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2004.

       On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a CTL. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million, which resulted in a pre-tax gain of approximately $11.7 million included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       Damage to ENSCO 25 was less extensive than that of ENSCO 64, and the rig returned to service in late February 2005 after completion of the damage assessment and repair work. The Company recognized a net gain of $3.1 million during the first quarter of 2005, which consists of the excess of the $5.5 million provision recognized during the third quarter of 2004 for the aggregate insurance deductible over the $2.4 million loss realized in connection with the ENSCO 25 repair work. The $3.1 million net gain is included in "Other income (expense) - Other, net" in the consolidated statement of income for the six-month period ended June 30, 2005.

Note 8 - Long-Term Debt

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. Advances under the 2005 Credit Facility bear interest at LIBOR plus an applicable margin rate (currently .35% per annum), depending on the Company's credit rating. The Company pays a facility fee (currently .10% per annum) on the total $350.0 million commitment, which is also based on the Company's credit rating, and pays an additional utilization fee on outstanding advances if such advances equal or exceed 50% of the total $350.0 million commitment. The Company is required to maintain certain financial covenants under the 2005 Credit Facility, including a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility and the Credit Agreement at June 30, 2005 and December 31, 2004, respectively.

       In connection with a prior acquisition, the Company assumed 5.63% bonds that were issued to provide long-term financing for ENSCO 76. The bonds were guaranteed by MARAD and were being repaid in 24 equal semiannual principal installments of $2.9 million ending in July 2011. On June 15, 2005, the Company redeemed the bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The $1.8 million redemption premium and a $600,000 unamortized debt discount are included in "Other income (expense) - Other, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

Note 9 - Contingencies

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

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 47 drilling rigs, including 42 jackup rigs, one semisubmersible rig, one barge rig and three platform rigs. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North America, Europe/Africa, and Asia Pacific (which includes Asia, the Middle East and Australia). The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's North America offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions in this region. The supply of jackup rigs in the Gulf of Mexico declined from prior year levels during 2004 as the Company and some of its competitors mobilized rigs to international markets. The overall demand for jackup rigs improved significantly during the second half of 2004, due to both the reduced supply of rigs and increased spending by oil and gas companies. As a result, average day rates for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004. During the first six months of 2005, day rates continued to increase due to tight supply and increased demand resulting from high oil and natural gas prices.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe where jackup rig demand and day rates generally remained at reduced levels in 2004, experiencing only modest improvement during the fourth quarter. During the first six months of 2005, day rates continued to improve as the region experienced increased spending by oil and gas companies.

       Demand for jackup rigs in most Asia Pacific region markets was strong during 2004, as many of the major international and government-owned oil companies increased spending in those markets. However, Asia Pacific region day rates remained relatively stable over the course of 2004, as the Company and some of its competitors mobilized additional rigs to the region in response to the increased demand. Activity levels continued to remain stable during the first half of 2005 as the increasing demand absorbed the rigs mobilized to the region.

RESULTS OF OPERATIONS

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       The ENSCO 64 jackup rig, which was substantially damaged by Hurricane Ivan in September 2004, was declared a constructive total loss on April 15, 2005 under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and the operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to Keppel FELS Limited ("KFELS") as partial payment for the construction of a new high performance premium jackup rig that is scheduled for delivery in early 2006. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the three-month and six-month periods ended June 30, 2004.

       The following analysis highlights the Company's consolidated operating results for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating Results
Revenues	$248.6	$170.9	$460.4	$349.0
Operating expenses
Contract drilling	111.0	102.1	219.2	204.9
Depreciation and amortization	38.7	34.1	76.0	67.7
General and administrative	6.2	7.4	12.4	13.1

Operating income	92.7	27.3	152.8	63.3
Other income (expense), net	(8.2)	(7.9)	(11.1)	(17.2)
Provision for income taxes	25.4	4.4	42.0	11.3

Income from continuing operations	59.1	15.0	99.7	34.8

Income from discontinued operations	10.9	2.5	12.1	3.7

Net income	$ 70.0	$ 17.5	$111.8	$ 38.5

       For the three-month period ended June 30, 2005, revenues increased by $77.7 million, or 45%, and operating income increased by $65.4 million, or 240%, from the prior year period. The increases are primarily due to improved average day rates for North America jackup rigs and improved utilization of international jackup rigs and the ENSCO 7500, as compared to the prior year quarter.

       For the six-month period ended June 30, 2005, revenues increased by $111.4 million, or 32%, and operating income increased by $89.5 million, or 141%, from the prior year period. The increases are primarily due to improved average day rates for North America and Europe/Africa jackup rigs and improved utilization of international jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month and six-month periods ended June 30, 2005 and 2004, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions, except utilization and day rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Jackup rigs:
North America	$ 82.8	$ 56.9	$156.4	$117.9
Europe/Africa	53.1	29.0	93.6	66.6
Asia Pacific	90.5	70.2	168.7	123.2
South America/Caribbean	--	7.6	4.0	15.7

Total jackup rigs	226.4	163.7	422.7	323.4
Semisubmersible rig - North America	11.9	.1	19.5	12.0
Barge rig - Asia Pacific	4.6	4.4	9.2	8.2
Platform rigs - North America	5.7	2.7	9.0	5.4

Total	$248.6	$170.9	$460.4	$349.0

Contract Drilling Expense
Jackup rigs:
North America	$ 30.6	$ 35.0	$ 62.8	$ 70.7
Europe/Africa	25.8	20.9	52.0	46.0
Asia Pacific	42.8	34.7	79.2	65.5
South America/Caribbean	--	3.5	2.5	6.7

Total jackup rigs	99.2	94.1	196.5	188.9
Semisubmersible rig - North America	5.5	3.3	11.3	7.6
Barge rig - Asia Pacific	2.3	2.3	4.6	4.2
Platform rigs - North America	4.0	2.4	6.8	4.2

Total	$111.0	$102.1	$219.2	$204.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rig Utilization(1)
Rig utilization:
Jackup rigs:
North America	86%	86%	87%	86%
Europe/Africa	96%	66%	92%	78%
Asia Pacific	87%	87%	86%	82%
South America/Caribbean	--	90%	100%	94%

Total jackup rigs	88%	82%	88%	83%
Semisubmersible rig - North America	92%	0%	81%	33%
Barge rig - Asia Pacific	96%	100%	97%	100%
Platform rigs - North America	66%	33%	66%	33%

Total	87%	78%	86%	79%

Average day rates:(2)
Jackup rigs:
North America	$ 60,820	$ 38,344	$ 57,238	$ 38,465
Europe/Africa	75,667	62,131	70,449	58,771
Asia Pacific	65,737	61,862	65,220	62,747
South America/Caribbean	--	89,957	77,589	89,790

Total jackup rigs	65,434	51,344	62,784	50,820
Semisubmersible rig - North America	141,788	--	133,648	184,815
Barge rig - Asia Pacific	52,249	47,867	51,128	44,828
Platform rigs - North America	29,476	29,475	28,926	28,980

Total	$ 65,446	$ 50,697	$ 62,998	$ 51,468

(1)	Utilization is derived by dividing the number of days under contract by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at June 30, 2005 and 2004:

	Number of Rigs
	June 30,
	2005	2004
Jackup rigs:
North America(1)(3)	17	19
Europe/Africa	8	8
Asia Pacific(1)(2)(4)	17	13
South America/Caribbean(2)	--	1

Total jackup rigs	42	41

Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Platform rigs - North America	3	3

Total(5)	47	46

(1)	During the third quarter of 2004, the Company mobilized two jackup rigs from the Gulf of Mexico to the Asia Pacific region.
(2)	During the first quarter of 2005, the Company mobilized ENSCO 76 from Trinidad and Tobago to a shipyard in the Gulf of Mexico for enhancement procedures and it is currently en route to Saudi Arabia for a three year contract scheduled to commence in August 2005.
(3)	Excludes the jackup rig ENSCO 64, which was operating in North America at June 30, 2004 but was declared a constructive total loss on April 15, 2005, and its operating results have been reclassified as discontinued operations.
(4)	Upon completion of its construction in the first quarter of 2005, the Company acquired ENSCO 106 from a joint venture in which the Company held a 25% interest.
(5)	The total number of rigs excludes ENSCO 107 (which commenced construction during the first quarter of 2004 and is expected to enter service in early 2006), ENSCO 108 (which commenced construction during April of 2005 and is expected to be delivered by the end of the first quarter of 2007), and the six South America/Caribbean barge rigs sold during the second quarter of 2005 (whose operating results have been reclassified as discontinued operations).

    North America Jackup Rigs

       Second quarter 2005 revenues for the North America jackup rigs increased by $25.9 million, or 46%, compared to the prior year quarter. The increase in revenues is due primarily to a 59% increase in average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet as three jackup rigs were relocated from the Gulf of Mexico during the second and third quarters of 2004. The significant increase in average day rates is primarily attributable to the reduced supply of Gulf of Mexico jackup rigs, resulting from the relocation of several rigs by the Company and its competitors to international markets in the latter half of 2003 and in 2004, and strong demand, due to increased spending by oil and gas companies. Second quarter 2005 contract drilling expense decreased by $4.4 million, or 13%, compared to the prior year quarter. The decrease in contract drilling expense is primarily attributable to $4.0 million of costs incurred during the second quarter of 2004 relating to the termination of a rig transportation contract associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East and the aforementioned reduced size of the rig fleet.

       For the six months ended June 30, 2005, revenues for the North America jackup rigs increased by $38.5 million, or 33%, compared to the prior year period. The increase in revenues is due primarily to a 49% increase in average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet resulting from the relocation of three jackup rigs from the Gulf of Mexico during 2004. The significant increase in average day rates is primarily attributable to the reduced supply and increased demand for Gulf of Mexico jackup rigs, as discussed above. For the six months ended June 30, 2005, contract drilling expense decreased by $7.9 million, or 11%, compared to the prior year period. The decrease in contract drilling expense is primarily attributable to the $4.0 million of costs associated with the termination of the rig transportation contract in 2004 discussed above in addition to the reduced size of the fleet in 2005.

    Europe/Africa Jackup Rigs

       Second quarter 2005 revenues for the Europe/Africa jackup rigs increased by $24.1 million, or 83%, from the prior year quarter. The increase in revenues is due to a 22% increase in the average day rates and an increase in utilization to 96% in the current year quarter from 66% in the prior year quarter. The improvement in day rates and utilization is primarily attributable to increased spending by oil and gas companies. Contract drilling expense increased by $4.9 million, or 23%, from the prior year quarter due primarily to increased utilization.

       For the six months ended June 30, 2005, revenues for the Europe/Africa jackup rigs increased by $27.0 million, or 41%, from the prior year period. The increase in revenues is primarily attributable to a 20% increase in the average day rates and an increase in utilization to 92% in the current year period from 78% in the prior year period. The improvement in day rates and utilization is attributable to increased spending by oil and gas companies. Contract drilling expense increased by $6.0 million, or 13%, from the prior year period due primarily to increased utilization.

    Asia Pacific Jackup Rigs

       Second quarter 2005 revenues for the Asia Pacific jackup rigs increased by $20.3 million, or 29%, as compared to the prior year quarter. The increase in revenues is primarily due to the increased size of the Asia Pacific jackup rig fleet. The Company relocated three rigs to the Asia Pacific region during the second and third quarters of 2004 and acquired ENSCO 106 in February 2005. Additionally, ENSCO 76 is currently en route to Saudi Arabia to commence a three year contract in August 2005. Contract drilling expense increased by $8.1 million, or 23%, as compared to the prior year quarter due primarily to the increased size of the Asia Pacific fleet in 2005.

       For the six months ended June 30, 2005, revenues for the Asia Pacific jackup rigs increased by $45.5 million, or 37%, as compared to the prior year period. The increase in revenues is primarily due to improved utilization and the increased size of the Asia Pacific jackup rig fleet. The Company acquired ENSCO 102 in January 2004, relocated three rigs to the Asia Pacific region during the second and third quarters of 2004 and acquired ENSCO 106 in February 2005. Additionally, ENSCO 76 is en route to Saudi Arabia to commence a three year contract in August 2005. Excluding the impact of these six rigs, utilization of the remaining 11 rigs in the Asia Pacific jackup rig fleet increased to 96% in 2005 from 86% in 2004. The improved utilization resulted from a reduction in the amount of time rigs spent in shipyards undergoing enhancement and contract preparation during the first six months of 2005 compared to the prior year period. Contract drilling expense increased by $13.7 million, or 21%, as compared to the prior year period due primarily to the increased size of the Asia Pacific fleet in 2005.

    South America/Caribbean Jackup Rig

       ENSCO 76 completed a long-term contract in Trinidad and Tobago and subsequently mobilized from the region during the first quarter 2005.

       For the six months ended June 30, 2005, revenues for the South America/Caribbean jackup rig decreased by $11.7 million, or 75%, and contract drilling expense decreased $4.2 million, or 63%, as compared to the prior year period. The decrease in revenues and contract drilling expense is due to the completion of a long-term contract in February 2005 and the subsequent mobilization of ENSCO 76 from Trinidad and Tobago, compared to operating at near full utilization during the prior year period.

    North America Semisubmersible Rig

       Second quarter 2005 revenues for the North America semisubmersible rig were $11.9 million as compared to $100,000 for the second quarter of 2004 and contract drilling expense increased $2.2 million, or 67%, as compared to the prior year quarter. The increase in revenues and contract drilling expense is attributable to the rig completing an approximate three-year contract in the first quarter 2004 and was idle undergoing minor improvements, regulatory inspection and maintenance procedures during the second quarter 2004.

       For the six months ended June 30, 2005, revenues for the North America semisubmersible rig increased $7.5 million, or 63%, and contract drilling expense increased $3.7 million, or 49%, from the prior year period as the rig was idle during the second quarter of 2004 as discussed above.

    Asia Pacific Barge Rig

       Second quarter 2005 revenues for the Asia Pacific barge rig, which is currently located in Indonesia, increased by $200,000, or 5%, and contract drilling expense remained the same compared to the prior year quarter. The increase in revenues is primarily due to a 9% increase in the average day rate of ENSCO I.

       For the six months ended June 30, 2005, revenues for the Asia Pacific barge rig increased $1.0 million, or 12%, and contract drilling expense increased $400,000, or 10%, as compared to the prior year period. The increase in revenues is primarily due to a 14% increase in the average day rate of ENSCO I. The increase in contract drilling expense is due primarily to an increase in reimbursable expenses.

    Platform Rigs

       Second quarter 2005 revenues for the platform rigs increased by $3.0 million, or 111%, and contract drilling expense increased $1.6 million, or 67%, as compared to the prior year quarter. The increase in revenues and contract drilling expense is due primarily to an increase in utilization to 66% in the current year quarter from 33% in the prior year quarter.

       For the six months ended June 30, 2005, revenues for platform rigs increased by $3.6 million, or 67%, and contract drilling expenses increased $2.6 million, or 62%, as compared to the prior year period. The increase in revenues and contract drilling expense is due primarily to an increase in utilization to 66% in the current year period from 33% in the prior year period.

Depreciation and Amortization

       Depreciation and amortization expense for the three-month and six-month periods ended June 30, 2005 increased by $4.6 million, or 13%, and $8.3 million, or 12%, respectfully, as compared to the corresponding prior year periods. The increases are primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the second quarter of 2004 and depreciation on ENSCO 106 which was acquired in February 2005.

General and Administrative

       General and administrative expense for the three-month and six-month periods ended June 30, 2005 decreased by $1.2 million, or 16%, and $700,000, or 5%, respectfully, as compared to the corresponding prior year periods. The decreases are primarily attributable to non-recurring costs incurred in 2004 related to information systems consulting services, Sarbanes-Oxley Act compliance initiatives and other projects, partially offset by an increase in personnel costs in 2005.

Other Income (Expense)

Other income (expense) for the second quarter and six months ended June 30, 2005 and 2004 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest income	$ 1.8	$ .8	$ 2.9	$ 1.6
Interest expense, net:
Interest expense	(9.6)	(10.0)	(19.3)	(20.1)
Capitalized interest	1.6	.3	3.5	.4

	(8.0)	(9.7)	(15.8)	(19.7)
Other, net	(2.0)	1.0	1.8	.9

	$(8.2)	$ (7.9)	$(11.1)	$(17.2)

       Interest income for the three-month and six-month periods ended June 30, 2005 increased as compared to the corresponding prior year periods due to higher average interest rates and an increase in cash balances invested. Interest expense decreased during the same periods due primarily to a decrease in outstanding debt. Capitalized interest for the three-month and six-month periods ended June 30, 2005 increased as compared to the corresponding prior year periods due to an increase in the amount invested in construction and enhancement projects.

       Other, net, in the three-month period ended June 30, 2005 includes a $2.4 million expense for the unamortized discount and redemption premium incurred upon the redemption of the Company's 5.63% bonds on June 15, 2005 (see Note 8 to the Company's Consolidated Financial Statements). The expense was offset in part by foreign currency translation gains of $500,000 during the second quarter of 2005. Other, net, in the six-month period ended June 30, 2005 includes a $3.1 million net gain related to the resolution of insurance claims associated with two rigs damaged by Hurricane Ivan (see Note 7 to the Company's Consolidated Financial Statements) and foreign currency translation gains of $900,000, partially offset by the $2.4 million expense related to the redemption of the Company's 5.63% bonds noted above. Other, net in the prior year periods consists primarily of foreign currency translation gains.

Provision for Income Taxes

       The provision for income taxes for the second quarter of 2005 increased by $21.0 million as compared to the prior year quarter. The increase is attributable to increased profitability and an increase in the effective tax rate to 30.1% in the second quarter of 2005 from 22.7% in the prior year quarter. The provision for income taxes for the six months ended June 30, 2005 increased by $30.7 million as compared to the corresponding prior year period. The increase is attributable to increased profitability and an increase in the effective tax rate to 29.6% in the current year period from 24.5% in the prior year period. The effective tax rate increased in the current year three-month and six-month periods from the corresponding prior year periods due primarily to a decrease in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Discontinued Operations

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004.

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2004.

       Following is a summary of income from discontinued operations for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues	$ 3.6	$10.5	$ 8.8	$21.5
Operating expenses	3.7	7.6	7.4	16.6

Operating income (loss) before income taxes	(.1)	2.9	1.4	4.9

Income tax expense	(.6)	(.4)	(.9)	(1.2)
Gain on disposal of discontinued operations, net	11.6	--	11.6	--

Income from discontinued operations	$10.9	$ 2.5	$12.1	$ 3.7

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

       During the six month period ended June 30, 2005, the Company's primary sources of cash consisted of $169.5 million generated from continuing drilling operations and $121.0 million from the disposal of discontinued operations. The Company's primary use of cash consisted of $223.6 million for the acquisition, construction, enhancement and other improvement of drilling rigs and $49.7 million for the redemption of the Company's 5.63% bonds. During the six month period ended June 30, 2004, the Company's primary source of cash consisted of $119.2 million generated from continuing drilling operations and its primary use of cash consisted of $179.7 million for the acquisition, enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the six month periods ended June 30, 2005 and 2004, including discussions of cash flow from continuing operations and capital expenditures, financing and capital resources, off-balance sheet arrangements and liquidity are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures of continuing operations for the six months ended June 30, 2005 and 2004 are as follows (in millions):

	2005	2004

Cash flow from continuing operations	$169.5	$119.2

Capital expenditures on continuing operations
Rig acquisition	$ 80.3	$ 94.6
New construction	25.4	--
Enhancements	99.0	63.4
Minor upgrades and improvements	18.9	21.7

	$223.6	$179.7

       Cash flow from continuing operations increased by $50.3 million, or 42%, for the six-month period ended June 30, 2005 as compared to the prior year period. The increase resulted primarily from a $91.2 million increase in cash receipts from drilling services and $12.0 million of cash reimbursements from insurance underwriters associated with the ENSCO 64 insurance claim, partially offset by a $43.2 million increase in cash payments related to income taxes and $13.3 million of cash payments related to the recovery and damage analysis of ENSCO 64.

       Upon completion of rig construction on February 7, 2005, the Company purchased ENSCO 106 from an affiliated joint venture for a net payment of $79.6 million. In addition to the acquisition of ENSCO 106, management anticipates that capital expenditures in 2005 will include approximately $250.0 million for rig enhancement projects, approximately $80.0 million for progress payments on the construction of ENSCO 107 and ENSCO 108 and approximately $50.0 million for minor upgrades and improvements. (See "Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106; see "Outlook" for information concerning the construction of ENSCO 107 and ENSCO 108.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

        The Company's long-term debt, total capital and long-term debt to total capital ratios at June 30, 2005 and December 31, 2004 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2005	2004

Long-term debt	$ 483.9	$ 527.1
Total capital*	2,792.1	2,709.0
Long-term debt to total capital	17.3%	19.5%

     *Total capital includes long-term debt plus stockholders' equity.

        On June 15, 2005, the Company redeemed its 5.63% bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The bonds were guaranteed by MARAD and were assumed by the Company in connection with a prior acquisition to provide long-term financing for ENSCO 76. There were no other significant changes in the Company's long-term debt or total capital during the six months ended June 30, 2005. At June 30, 2005, the Company has an aggregate $202.8 million outstanding under its remaining two separate MARAD guaranteed bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

        On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility or the Credit Agreement at June 30, 2005 and December 31, 2004, respectively.

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

Liquidity

The Company’s liquidity position at June 30, 2005 and December 31, 2004 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$296.9	$267.0
Working capital	289.6	277.9
Current ratio	2.2	2.3

        Management expects to fund the Company's short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its 2005 Credit Facility or other future financing arrangements.

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At June 30, 2005, the Company had contracts outstanding to exchange an aggregate $63.2 million U.S. dollars for various foreign currencies, all of which mature during the next twelve months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of June 30, 2005 would approximate $1.3 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At June 30, 2005, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

    Rig Construction

       ENSCO 107 remains under construction by KFELS in Singapore and is on schedule for delivery in early 2006. In April 2005, the Company entered into an agreement with KFELS for the construction of ENSCO 108, which is also under construction in Singapore, with delivery expected during the first quarter of 2007. ENSCO 107 and ENSCO 108 will be enhanced KFELS MOD V (B) designs modified to ENSCO specifications and nearly identical to the recently delivered ENSCO 106.

    Rig Enhancements and Relocations

       ENSCO 67 is currently in a Singapore shipyard for major enhancements and is scheduled to commence operations offshore Australia in August 2005. ENSCO 76 is currently en route to Saudi Arabia to commence a three-year contract in August 2005. ENSCO 89 entered a shipyard in April 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico in August 2005. ENSCO 87 entered a shipyard in May 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico during February 2006.

       The Company plans to commence enhancement procedures on one additional Gulf of Mexico jackup rig during 2005, with projected shipyard duration of five months. In the Asia Pacific region, the Company plans to complete contractually required modifications and/or limited enhancement procedures on six jackup rigs during the remainder of 2005, with aggregate shipyard duration of approximately 12 months.

    North America

       As of July 26, 2005, 14 of the Company's 17 jackup rigs in the North America region are working, two jackup rigs are in shipyards undergoing enhancements and ENSCO 75 is undergoing spud can repair. ENSCO 7500, the Company's deep water semisubmersible rig, is currently working and committed into the third quarter of 2007.

       As of July 26, 2005, one of the Company's three platform rigs is idle and the other two are working under contracts with expected completion dates in November 2005 and June 2006. The Company's three platform rigs have experienced moderate utilization levels over the previous five years, primarily as a result of reduced opportunities for deep-well drilling contracts. The Company's platform rigs, which are all capable of completing 25,000 to 30,000 feet wells, are best suited for long-term, deep well drilling applications where the platform rig components will stay in place for a substantial period of time. The Company's platform rigs currently compete against smaller, easier to mobilize and assemble, self-erecting platform rigs for shallow well drilling. The Company is not able to predict when there will be a recovery of drilling activity that will require a sustained use of the class of platform rigs owned and operated by the Company.

    Europe/Africa

       As of July 26, 2005, all of the Company's jackup rigs in the Europe/Africa region are working, with most committed beyond the third quarter of 2005.

    Asia Pacific

       As of July 26, 2005, three rigs in the Asia Pacific region are in shipyards undergoing enhancement procedures or contract preparations and the remaining 15 rigs in the fleet are working. The Company currently has substantial backlog in the Asia Pacific region, with in excess of 5,000 rig days under contract in 2006 and thereafter.

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

    Property and Equipment

       At June 30, 2005, the carrying value of the Company's property and equipment totaled $2,505.1 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

    Impairment of Long-Lived Assets and Goodwill

       The Company evaluates the carrying value of its property and equipment, primarily its drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. The Company's rigs are mobile and may be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rig and platform rigs.

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires the Company to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event the Company disposes of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on the Company's test performed as of December 31, 2004, there was no impairment of goodwill.

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

       For additional information concerning drilling rig impairment evaluations, including an analysis of the Company's rigs evaluated in December 2004, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2004.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At June 30, 2005, the Company has a $340.4 million net deferred income tax liability and $71.7 million of accrued liabilities for income taxes currently payable.

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

       The Company operates in many jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, the Company obtains professional guidance and considers existing industry practices before deploying tax planning strategies and meeting its tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While the Company has historically not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to the Company's tax liabilities to increase, including the following:

•	During recent years the portion of the Company's overall operations conducted in foreign tax jurisdictions has been increasing and the Company currently anticipates this trend will continue.
•	In order to deploy tax planning strategies and conduct foreign operations efficiently, the Company's subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and frequently are reviewed by tax authorities.
•	The Company may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring the Company to modify existing tax strategies to conform to such changes

NEW ACCOUNTING PRONOUNCEMENTS

       In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating FIN 47 and does not anticipate it will have a material effect on its consolidated financial position, results of operations or cash flows.

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective for the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 3 to the Company's Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

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

       During the quarter ended June 30, 2005, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended June 30, 2005:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April	--	--	--	--
May	2,371	$32.56	--	--
June	397	33.30	--	--

Total	2,768	$32.66	--	--

       All of the shares repurchased during the three month period ended June 30, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.

Item 4.   Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of the Company was held on May 3, 2005 (the "2005 Annual Meeting"). There were 151,732,879 shares of the Company's common stock entitled to vote at the 2005 Annual Meeting based on the March 14, 2005 record date, of which 137,869,941 shares, or approximately 91%, were present and voting in person or by proxy. The following matters, a detailed description of which is contained in the Company's proxy statement dated March 21, 2005, were voted on at the 2005 Annual Meeting:

(i)	Election of Class II Directors, each for a three-year term:

	Votes for	Votes Withheld

Morton H. Meyerson	134,757,834	3,112,107
Joel V. Staff	137,059,143	810,798

The terms of the following directors continued after the meeting: David M. Carmichael, Gerald W. Haddock, Thomas L. Kelly II, Rita M. Rodriguez, Paul E. Rowsey, III and Carl F. Thorne.
(ii)	Approval of an amendment to the Company's Certificate of Incorporation to consolidate the existing authorized two classes of preferred stock into a single class of preferred stock:

Votes For	Votes Against	Votes Abstain

137,129,841	634,774	105,325

(iii)	Approval of amendments to the Company's Certificate of Incorporation to remove restrictions on ownership and control of shares of the Company by non-United States citizens:

Votes For	Votes Against	Votes Abstain

137,499,476	269,681	100,784

(iv)	Approval of amendments to simplify and modernize the Company's Certificate of Incorporation:

Votes For	Votes Against	Votes Abstain

137,653,672	127,207	89,061

(v)	Approval of the 2005 Cash Incentive Plan:

Votes For	Votes Against	Votes Abstain

134,914,277	2,822,195	133,468

(vi)	Approval of the 2005 Long-Term Incentive Plan:

Votes For	Votes Against	Votes Abstain

96,348,949	18,644,661	139,375

(vii)	Ratification of the Audit Committee's appointment of KPMG LLP as the Company's independent accountants for 2005:

Votes For	Votes Against	Votes Abstain

137,324,797	487,141	58,002

Item 6. Exhibits (a) Exhibits Filed with this Report Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005).

10.1	Amended and Restated Credit Agreement, dated as of June 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 27, 2005).

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 26, 2005	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
51