Form 10-Q
period 2005-09-30
ENSCO INTERNATIONAL INC
filed 2005-10-25
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes       No    X

There were 153,265,357 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 24, 2005.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions and competition, (ii) fluctuations in the price of oil and natural gas, (iii) regional and worldwide expenditures for oil and gas drilling, (iv) demand for oil and gas, (v) operational risks, hazards created by severe storms or hurricanes, validity and enforceability of contractual indemnities and insurance coverage, (vi) risks associated with operating in foreign jurisdictions, (vii) environmental liabilities that may arise in the future that are not covered by insurance or indemnity, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the oil and gas industry, the environment, taxes and the Company's operations in particular, (ix) changes in costs associated with rig construction or enhancement, as well as changes in dates rigs being constructed or undergoing enhancement will enter a shipyard, be delivered from a shipyard or enter service, (x) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xi) unionization or similar collective actions by the Company's employees, (xii) consolidation among the Company's competitors or customers, (xiii) changes in worldwide and regional supplies of drilling rigs and (xiv) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries (the Company), as of September 30, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
October 24, 2005

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2005	2004

OPERATING REVENUES	$276.7	$187.0

OPERATING EXPENSES
Contract drilling	117.1	101.7
Depreciation and amortization	39.8	34.3
General and administrative	6.7	6.8

	163.6	142.8

OPERATING INCOME	113.1	44.2

OTHER INCOME (EXPENSE)
Interest income	2.0	.9
Interest expense, net	(6.5)	(8.7)
Other, net	(5.2)	(1.4)

	(9.7)	(9.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	103.4	35.0

PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	25.3	(1.8)
Deferred income tax expense	2.0	9.1

	27.3	7.3

INCOME FROM CONTINUING OPERATIONS	76.1	27.7

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	.4	(1.9)

NET INCOME	$ 76.5	$ 25.8

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .50	$ .18
Discontinued operations	.00	(.01)

	$ .50	$ .17

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .50	$ .18
Discontinued operations	.00	(.01)

	$ .50	$ .17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	151.8	150.8
Diluted	152.6	151.0

CASH DIVIDENDS PER COMMON SHARE	$ .025	$ .025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

OPERATING REVENUES	$737.1	$536.0

OPERATING EXPENSES
Contract drilling	336.3	306.6
Depreciation and amortization	115.8	102.0
General and administrative	19.1	19.9

	471.2	428.5

OPERATING INCOME	265.9	107.5

OTHER INCOME (EXPENSE)
Interest income	4.9	2.5
Interest expense, net	(22.3)	(28.4)
Other, net	(3.4)	(.5)

	(20.8)	(26.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	245.1	81.1

PROVISION FOR INCOME TAXES
Current income tax expense	63.1	1.8
Deferred income tax expense	6.2	16.8

	69.3	18.6

INCOME FROM CONTINUING OPERATIONS	175.8	62.5

DISCONTINUED OPERATIONS
Income from discontinued operations, net	.9	1.8
Gain on disposal of discontinued operations, net	11.6	--

	12.5	1.8

NET INCOME	$188.3	$ 64.3

EARNINGS PER SHARE - BASIC
Continuing operations	$ 1.16	$ .41
Discontinued operations	.08	.02

	$ 1.24	$ .43

EARNINGS PER SHARE - DILUTED
Continuing operations	$ 1.16	$ .41
Discontinued operations	.08	.02

	$ 1.24	$ .43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	151.3	150.7
Diluted	151.9	150.8

CASH DIVIDENDS PER COMMON SHARE	$ .075	$ .075

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 232.2	$ 267.0
Accounts receivable, net	217.5	183.0
Prepaid expenses and other	47.2	43.7

Total current assets	496.9	493.7

PROPERTY AND EQUIPMENT, AT COST	3,621.6	3,445.5
Less accumulated depreciation	982.6	1,014.2

Property and equipment, net	2,639.0	2,431.3

GOODWILL	336.2	341.0

OTHER ASSETS, NET	37.7	56.0

	$3,509.8	$3,322.0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 17.8	$ 15.6
Accrued liabilities	185.7	177.2
Current maturities of long-term debt	17.2	23.0

Total current liabilities	220.7	215.8

LONG-TERM DEBT	483.9	527.1

DEFERRED INCOME TAXES	356.1	375.3

OTHER LIABILITIES	22.7	21.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
176.6 million and 174.5 million shares issued	17.7	17.5
Additional paid-in capital	1,492.2	1,420.0
Retained earnings	1,193.2	1,016.3
Restricted stock (unearned compensation)	(15.9)	(12.5)
Accumulated other comprehensive loss	(10.1)	(9.0)
Treasury stock, at cost, 23.4 million shares	(250.7)	(250.4)

Total stockholders' equity	2,426.4	2,181.9

	$3,509.8	$3,322.0

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$188.3	$ 64.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	(.9)	(1.8)
Gain on disposal of discontinued operations, net	(11.6)	--
Depreciation and amortization	115.8	102.0
Expense for redemption of debt	2.4	--
Deferred income tax provision	6.2	16.8
Tax benefit from stock compensation	4.3	1.9
Amortization of other assets	4.7	4.6
Net (gain) loss on asset dispositions	3.5	(.3)
Other	3.0	2.7
Changes in operating assets and liabilities:
Increase in accounts receivable	(34.3)	(1.6)
Increase in prepaid expenses and other assets	(19.0)	(1.3)
Increase in accounts payable	2.2	10.5
Decrease in accrued liabilities	(19.2)	(13.3)

Net cash provided by operating activities of continuing operations	245.4	184.5

INVESTING ACTIVITIES
Additions to property and equipment	(401.8)	(247.5)
Net proceeds from disposal of discontinued operations	121.0	--
Proceeds from disposition of assets	6.0	2.1
Investment in joint venture	(4.0)	(6.0)

Net cash used by investing activities of continuing operations	(278.8)	(251.4)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(49.7)	(14.5)
Cash dividends paid	(11.4)	(11.3)
Proceeds from exercise of stock options	62.9	6.2
Deferred financing costs	(.7)	--
Premium related to debt redemption	(1.8)	--
Other	(.3)	(.1)

Net cash used in financing activities of continuing operations	(1.0)	(19.7)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.0)

Net cash provided by discontinued operations	.7	14.3

DECREASE IN CASH AND CASH EQUIVALENTS	(34.8)	(73.3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	267.0	354.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$232.2	$280.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Financial Statements

       The accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2004 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation.

       The financial data for the three-month and nine-month periods ended September 30, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 2005. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

       Results of operations for the nine-month period ended September 30, 2005 include the following transactions:

•	During the third quarter 2005, the Company recognized a loss provision in connection with damage to certain drilling rigs caused by Hurricane Katrina (see "Note 9 - Contingencies").
•	On June 30, 2005, the Company sold its six South America/Caribbean barge rigs (see "Note 5 - Discontinued Operations").
•	In June 2005, the Company redeemed $38.2 million of 5.63% bonds (see "Note 8 - Long-Term Debt").
•	In March and April 2005, the Company finalized the accounting for damage to ENSCO 25 and ENSCO 64 caused by Hurricane Ivan in September 2004 (see "Note 5 - Discontinued Operations" and "Note 10 - Resolution of Insurance Claims Relating to Hurricane Ivan Damage").
•	In February 2005, the Company acquired the ENSCO 106 jackup rig from an affiliated joint venture (see "Note 6 - Investment in Joint Ventures").
•	During January 2005, the Company transferred a drilling rig between tax jurisdictions that resulted in the reversal of temporary differences between the financial statement basis and tax basis of the associated drilling rig. A portion of the temporary differences arose in connection with purchase accounting adjustments relating to a prior acquisition. Accordingly, the $4.8 million tax effect of such reversing temporary differences has been recorded as a reduction of the goodwill established in connection with that acquisition.

Note 2 - Earnings Per Share

       For the three-month and nine-month periods ended September 30, 2005 and 2004, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Weighted average common shares-basic	151.8	150.8	151.3	150.7
Potentially dilutive common shares:
Stock options	.7	.1	.5	.1
Restricted stock grants	.1	.1	.1	--

Weighted average common shares-diluted	152.6	151.0	151.9	150.8

       Options to purchase 15,000 shares and 3.3 million shares of common stock in the three-month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock. Options to purchase 15,000 shares and 3.6 million shares of common stock in the nine-month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

Note 3 - Stock-Based Employee Compensation

       In May 2005, the Company's stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and will essentially replace the Company's previously adopted 1998 Incentive Plan and 1996 Non-Employee Directors' Stock Option Plan. No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made under those plans. Under the 2005 Plan, a maximum of 10.0 million shares are reserved for issuance as awards of stock options and restricted stock to officers, employees and non-employee directors. Stock options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Stock options granted to non-employee directors generally are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of stock options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. Restricted stock awards to officers, employees and non-employee directors generally vest in 20% increments over a five-year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$76.5	$25.8	$188.3	$64.3
Less stock-based employee compensation expense, net of tax	(2.2)	(2.5)	(7.0)	(7.0)

Pro forma net income	$74.3	$23.3	$181.3	$57.3

Basic earnings per share:
As reported	$ .50	$ .17	$1.24	$ .43
Pro forma	.49	.15	1.20	.38

Diluted earnings per share:
As reported	$ .50	$ .17	$1.24	$ .43
Pro forma	.49	.15	1.19	.38

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

Note 4 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income	$76.5	$25.8	$188.3	$64.3
Other comprehensive income (loss):
Net change in fair value of derivatives	.6	.6	(.9)	(.8)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	(.5)	.4	(1.3)	1.0
Foreign currency translation adjustment	--	--	1.1	--
Other	--	(.6)	--	(.6)

Net other comprehensive income (loss)	.1	.4	(1.1)	(.4)

Comprehensive income	$76.6	$26.2	$187.2	$63.9

The components of the accumulated other comprehensive loss section of stockholders' equity at September 30, 2005 and December 31, 2004, are as follows (in millions):

	September 30,	December 31,
	2005	2004

Net unrealized losses on derivatives, net of tax	$10.1	$7.9
Cumulative translation adjustment	--	1.1

Accumulated other comprehensive loss	$10.1	$9.0

       The cumulative translation adjustment component of accumulated other comprehensive loss of $1.1 million at December 31, 2004 was associated with the six South America/Caribbean barge rigs sold on June 30, 2005, and is included in the pre-tax gain recognized on the sale (see "Note 5 - Discontinued Operations" below).

       The estimated amount of net unrealized losses on derivative instruments, net of tax at September 30, 2005, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$ .7
Unrealized losses to be reclassified to interest expense	1.2

Net unrealized losses to be reclassified to earnings	$1.9

Note 5 - Discontinued Operations

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2004 and the nine-month periods ended September 30, 2005 and 2004.

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the nine-month period ended September 30, 2004.

       Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues	$ --	$3.9	$ 8.8	$25.4
Operating expenses and other	(1.0)	5.1	6.4	21.7

Operating income (loss) before income taxes	1.0	(1.2)	2.4	3.7

Income tax expense	(.6)	(.7)	(1.5)	(1.9)
Gain on disposal of discontinued operations, net	--	--	11.6	--

Income (loss) from discontinued operations	$ .4	$(1.9)	$12.5	$ 1.8

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

       In January 2004, the Company exercised a purchase option under the terms of the joint venture and acquired ENSCO 102 for a net payment of $94.6 million. EEL was liquidated upon the Company's acquisition of ENSCO 102. For the nine-months ended September 30, 2004, EEL generated net income of $300,000 (unaudited), and the Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in contract drilling expenses on the consolidated statements of income.

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

Note 7 - Income Taxes

       The income tax rates imposed in the tax jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one tax jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of the Company's earnings generated in tax jurisdictions with higher tax rates and lower tax rates.

       The Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2005 were 26.4% and 28.3%, respectively, compared to effective income tax rates in the corresponding periods of the prior year of 20.9% and 22.9%. The income tax provisions for the three-month and nine-month periods ended September 30, 2005 include a $5.4 million net benefit that results primarily from the resolution of various issues in connection with an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary. Excluding the impact of the $5.4 million net benefit, the Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2005 would have been 31.6% and 30.5%, respectively.

Note 8 - Long-Term Debt

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. Advances under the 2005 Credit Facility bear interest at LIBOR plus an applicable margin rate (currently .35% per annum), depending on the Company's credit rating. The Company pays a facility fee (currently .10% per annum) on the total $350.0 million commitment, which is also based on the Company's credit rating, and pays an additional utilization fee on outstanding advances if such advances equal or exceed 50% of the total $350.0 million commitment. The Company is required to maintain certain financial covenants under the 2005 Credit Facility, including a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility or the Credit Agreement at September 30, 2005 and December 31, 2004, respectively.

       In connection with a prior acquisition, the Company assumed 5.63% bonds that were issued to provide long-term financing for ENSCO 76. The bonds were guaranteed by MARAD and were being repaid in 24 equal semiannual principal installments of $2.9 million ending in July 2011. On June 15, 2005, the Company redeemed the bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The $1.8 million redemption premium and a $600,000 unamortized debt discount are included in "Other income (expense) - Other, net" in the consolidated statement of income for the nine-month period ended September 30, 2005.

Note 9 - Contingencies

   Hurricane Damage

       During the third quarter 2005, several of the Company's drilling rigs in the Gulf of Mexico were in the path of two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Company's rigs caused by a hurricane, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. The Company maintains insurance coverage under multiple insurance policies that subject the Company to escalating deductibles, the amount of which depends on the type of rig damaged and the magnitude of the damage sustained by rig type. However, all losses incurred as a result of a single hurricane (an "occurrence") are limited to a maximum aggregate deductible of $5.5 million.

       The most significant damage to the Company's drilling rigs resulted from Hurricane Katrina, with severe damage sustained by the ENSCO 29 platform rig. Analysis of the damage is ongoing and the Company is currently unable to determine when it will be completed or when the associated insurance claim will be finalized. Based on preliminary analysis of the damage performed by the Company and its insurance underwriters, the Company believes it is likely that ENSCO 29 will be declared a constructive total loss under the terms of its insurance policies. If this is the case, the Company will transfer beneficial ownership in the rig to underwriters and receive $10.0 million. The net book value of ENSCO 29 is $7.5 million.

       Preliminary inspections indicate the hull of ENSCO 7500 sustained some damage during Hurricane Katrina. While the damage is believed to be minor and the rig continues to work under its existing contract, the Company and its insurance underwriters have not completed an analysis of the damage. The ENSCO 7500 is expected to complete its existing contract on or about October 31, 2005, and was previously scheduled to enter a shipyard for minor enhancement and preparatory work for its pending two year contract. The Company plans to extend the shipyard stay to an estimated 30 days to accommodate completion of the hull repairs.

       The Company is unable to determine when insurance claims will be finalized and has recognized a $5.5 million estimated loss during the third quarter 2005, which represents the aggregate insurance deductible for the damages sustained as a result of Hurricane Katrina. The loss is included in "Other income (expense) - Other, net" in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2005. It is possible the insurance proceeds received as a result of the aforementioned claims could exceed the net book value of the Company's drilling equipment determined to be impaired, which would result in the recognition of a gain equal to the amount of the excess.

       Although several of the Company's jackup rigs were in the path of Hurricane Rita, the Company has detected only minor damage to those rigs and the associated repair costs incurred, or expected to be incurred, are not significant. In addition, none of the Company's jackup rigs experienced, or is expected to experience, significant downtime in order to complete damage repairs as a result of this hurricane.

   Other Contingencies

       The Company has received summonses charging violations of the U.K. Health and Safety at Work Act in connection with a fatal injury sustained by an employee on one of its rigs during May 2003. Should criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and the Company has not been able to determine the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company has filed responsive pleadings preserving all defenses and challenges to jurisdiction or venue, and intends to vigorously defend against the litigation. Based on information currently available, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

Note 10 - Resolution of Insurance Claims Relating to Hurricane Ivan Damage

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal, salvage and recovery costs, was covered by insurance, subject to an aggregate escalating deductible of up to $5.5 million. Damage to ENSCO 64 was substantial and upon initial evaluation it was not possible to determine whether ENSCO 64 would be declared a constructive total loss ("CTL") under the terms of the Company's insurance policies. If ENSCO 64 were to be declared a CTL, the Company would transfer its interest in the rig to underwriters and receive the rig's insured value of $65.0 million, with no deductible applicable. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2004. The loss is included in "Other income (expense) - Other, net" in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2004.

       On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a CTL. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million, which resulted in a pre-tax gain of approximately $11.7 million included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005.

       Damage to ENSCO 25 was less extensive than that of ENSCO 64, and the rig returned to service in late February 2005 after completion of the damage assessment and repair work. The Company recognized a net gain of $3.1 million during the first quarter of 2005, which consists of the excess of the $5.5 million provision recognized during the third quarter of 2004 for the aggregate insurance deductible over the $2.4 million loss realized in connection with the ENSCO 25 repair work. The $3.1 million net gain is included in "Other income (expense) - Other, net" in the consolidated statement of income for the nine-month period ended September 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 46 drilling rigs, including 42 jackup rigs, one semisubmersible rig, one barge rig and two platform rigs. (The current operating fleet does not include two jackup rigs and one deepwater semisubmersible rig under construction, nor the ENSCO 26 platform rig which was sold on October 20, 2005.) The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North America, Europe/Africa, and Asia Pacific (which includes Asia, the Middle East and Australia). The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may generally be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's North America offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions in this region. The supply of jackup rigs in the Gulf of Mexico declined from prior year levels during 2004 as the Company and some of its competitors mobilized rigs from this market to international markets. Average day rates for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004, due to both the reduced supply of rigs and increased spending by oil and gas companies. During the first nine months of 2005, day rates continued to increase due to a further decrease in the supply of drilling rigs resulting from the announcement by several of the Company's competitors of rigs contracted outside the region and scheduled to depart the Gulf of Mexico in the next six months, the disruption to drilling operations and damage to several offshore drilling rigs caused by Hurricane Katrina and Hurricane Rita, and high oil and natural gas prices.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe where jackup rig demand and day rates generally remained at reduced levels in 2004, experiencing only modest improvement during the fourth quarter. During the first nine months of 2005, day rates continued to improve as high oil and natural gas prices have resulted in increased spending by oil and gas companies.

       Demand for jackup rigs in most Asia Pacific region markets was strong during 2004, as many of the major international and government-owned oil companies increased spending in those markets. However, Asia Pacific region day rates remained relatively stable over the course of 2004, as the Company and some of its competitors mobilized additional rigs to the region in response to the increased demand. Demand continued to strengthen during the first three quarters of 2005 and increased activity levels absorbed the additional rigs mobilized to the region and improved day rates.

RESULTS OF OPERATIONS

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004.

       The ENSCO 64 jackup rig, which was substantially damaged by Hurricane Ivan in September 2004, was declared a constructive total loss on April 15, 2005 under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and the operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2004 and the nine-month periods ended September 30, 2005 and 2004.

       In May 2004, the Company transferred three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) to Keppel FELS Limited ("KFELS") as partial payment for the construction of a new high performance premium jackup rig that is scheduled for delivery in early 2006. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the nine-month period ended September 30, 2004.

The following analysis highlights the Company's consolidated operating results for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating Results
Revenues	$276.7	$187.0	$737.1	$536.0
Operating expenses
Contract drilling	117.1	101.7	336.3	306.6
Depreciation and amortization	39.8	34.3	115.8	102.0
General and administrative	6.7	6.8	19.1	19.9

Operating income	113.1	44.2	265.9	107.5
Other expense, net	9.7	9.2	20.8	26.4
Provision for income taxes	27.3	7.3	69.3	18.6

Income from continuing operations	76.1	27.7	175.8	62.5

Income (loss) from discontinued operations	.4	(1.9)	12.5	1.8

Net income	$76.5	$25.8	$188.3	$64.3

       For the three-month period ended September 30, 2005, revenues increased by $89.7 million, or 48%, and operating income increased by $68.9 million, or 156%, from the prior year period. The increases are primarily due to improved average day rates for North America jackup rigs and improved average day rates and utilization of international jackup rigs and the ENSCO 7500, as compared to the prior year quarter.

       For the nine-month period ended September 30, 2005, revenues increased by $201.1 million, or 38%, and operating income increased by $158.4 million, or 147%, from the prior year period. The increases are primarily due to improved average day rates for North America and Europe/Africa jackup rigs and improved utilization of international jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month and nine-month periods ended September 30, 2005 and 2004, including discussions of revenue and contract drilling expenses based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions, except utilization and day rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Jackup rigs:
North America	$ 89.9	$ 59.1	$246.3	$177.0
Europe/Africa	71.9	37.0	165.5	103.6
Asia Pacific	86.7	72.4	255.4	195.6
South America/Caribbean	--	8.2	4.0	23.9

Total jackup rigs	248.5	176.7	671.2	500.1
Semisubmersible rig - North America	17.9	2.8	37.4	14.8
Barge rig - Asia Pacific	5.1	4.9	14.3	13.1
Platform rigs - North America	5.2	2.6	14.2	8.0

Total	$276.7	$187.0	$737.1	$536.0

Contract Drilling Expense
Jackup rigs:
North America	$ 33.7	$ 29.5	$ 96.5	$100.2
Europe/Africa	27.8	24.5	79.8	70.5
Asia Pacific	44.6	35.5	123.8	101.0
South America/Caribbean	--	3.0	2.5	9.7

Total jackup rigs	106.1	92.5	302.6	281.4
Semisubmersible rig - North America	4.8	4.0	16.1	11.6
Barge rig - Asia Pacific	2.1	2.4	6.7	6.6
Platform rigs - North America	4.1	2.8	10.9	7.0

Total	$117.1	$101.7	$336.3	$306.6

Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004

Rig Utilization:(1)
Jackup rigs:
North America	82%	84%	85%	85%
Europe/Africa	100%	77%	94%	78%
Asia Pacific	82%	83%	84%	82%
South America/Caribbean	--	100%	100%	96%

Total jackup rigs	85%	82%	87%	83%
Semisubmersible rig - North America	98%	36%	86%	34%
Barge rig - Asia Pacific	99%	100%	98%	100%
Platform rigs - North America	55%	33%	62%	33%

Total	84%	78%	85%	79%

Average day rates:(2)
Jackup rigs:
North America	$ 69,348	$ 42,743	$ 61,171	$ 39,799
Europe/Africa	94,062	62,767	79,030	60,044
Asia Pacific	71,895	63,355	67,338	62,979
South America/Caribbean	--	88,791	77,589	89,441

Total jackup rigs	75,376	54,930	66,935	52,201
Semisubmersible rig - North America	185,828	86,605	153,547	149,966
Barge rig - Asia Pacific	51,846	51,777	51,372	47,161
Platform rigs - North America	33,668	30,384	30,703	29,401

Total	$ 76,365	$ 54,655	$ 67,435	$ 52,537

(1)	Utilization is derived by dividing the number of days under contract by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at September 30, 2005 and 2004:

	Number of Rigs
	September 30,
	2005	2004
Jackup rigs:
North America(1)	17	17
Europe/Africa	8	8
Asia Pacific(2)(3)	17	15
South America/Caribbean(2)	--	1

Total jackup rigs	42	41
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Platform rigs - North America	3	3

Total(4)	47	46

(1)	Excludes the jackup rig ENSCO 64, which was declared a constructive total loss on April 15, 2005, and its operating results have been reclassified as discontinued operations.
(2)	During the first quarter of 2005, the Company mobilized ENSCO 76 from Trinidad and Tobago to a shipyard in the Gulf of Mexico for enhancement procedures. The rig then mobilized to Saudi Arabia to commence a three year contract in September 2005.
(3)	Upon completion of its construction in the first quarter of 2005, the Company acquired ENSCO 106 from a joint venture in which the Company held a 25% interest.
(4)	The total number of rigs excludes ENSCO 107 (which commenced construction during the first quarter of 2004 and is expected to enter service in early 2006), ENSCO 108 (which commenced construction during April of 2005 and is expected to be delivered in the first quarter of 2007), ENSCO 8500 (which commenced construction during the third quarter of 2005 and is expected to be delivered in the second quarter of 2008), and the six South America/Caribbean barge rigs sold during the second quarter of 2005 (whose operating results have been reclassified as discontinued operations).

   North America Jackup Rigs

       Third quarter 2005 revenues for the North America jackup rigs increased by $30.8 million, or 52%, compared to the prior year quarter. The increase in revenues is due primarily to a 62% increase in average day rates, partially offset by decreased revenue attributable to a decrease in utilization to 82% in the current year quarter from 84% in the prior year quarter. The significant increase in average day rates is primarily attributable to the reduced supply of Gulf of Mexico jackup rigs resulting from the announcement by several of the Company's competitors of rigs contracted outside the region and scheduled to depart the Gulf of Mexico in the next six months. The decrease in utilization resulted from an increase in the amount of time rigs spent in shipyards undergoing enhancements compared to the prior year quarter. Third quarter 2005 contract drilling expense increased by $4.2 million, or 14%, compared to the prior year quarter. The increase in contract drilling expense is primarily attributable to increased repair and personnel costs in the current year quarter and the receipt of a $500,000 insurance premium rebate in the prior year third quarter, which resulted from the low level of claims experienced during the Company's prior policy year.

       For the nine months ended September 30, 2005, revenues for the North America jackup rigs increased by $69.3 million, or 39%, compared to the prior year period. The increase in revenues is due primarily to a 54% increase in average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet resulting from the relocation of three jackup rigs from the Gulf of Mexico during 2004. The significant increase in average day rates is primarily attributable to the reduced supply of Gulf of Mexico jackup rigs, as discussed above. For the nine months ended September 30, 2005, contract drilling expense decreased by $3.7 million, or 4%, compared to the prior year period. The decrease in contract drilling expense is primarily attributable to $4.0 million of costs incurred during the second quarter of 2004 relating to the termination of a rig transportation contract associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East and to the reduced size of the fleet in 2005, partially offset by an increase in repair costs and the receipt of the $500,000 insurance premium rebate in the prior year as noted above.

   Europe/Africa Jackup Rigs

       Third quarter 2005 revenues for the Europe/Africa jackup rigs increased by $34.9 million, or 94%, from the prior year quarter. The increase in revenues is due to a 50% increase in the average day rates and an increase in utilization to 100% in the current year quarter from 77% in the prior year quarter. The improvement in day rates and utilization is primarily attributable to increased spending by oil and gas companies. Contract drilling expense increased by $3.3 million, or 13%, from the prior year quarter due primarily to increased utilization and the receipt of a $300,000 insurance premium rebate in the prior year third quarter, which resulted from the low level of claims experienced during the Company's prior policy year.

       For the nine months ended September 30, 2005, revenues for the Europe/Africa jackup rigs increased by $61.9 million, or 60%, from the prior year period. The increase in revenues is primarily attributable to a 32% increase in average day rates and an increase in utilization to 94% in the current year period from 78% in the prior year period. The improvement in day rates and utilization is attributable to increased spending by oil and gas companies. Contract drilling expense increased by $9.3 million, or 13%, from the prior year period due to increased utilization, an increase in reimbursable expenses and the receipt of the $300,000 insurance premium rebate in the prior year as noted above.

   Asia Pacific Jackup Rigs

       Third quarter 2005 revenues for the Asia Pacific jackup rigs increased by $14.3 million, or 20%, as compared to the prior year quarter. The increase in revenues is primarily due to the acquisition of ENSCO 106 in February 2005, which worked 91 days during the current year quarter. Additionally, ENSCO 76 completed its mobilization to Saudi Arabia and commenced a three year contract in September 2005. Contract drilling expense increased by $9.1 million, or 26%, as compared to the prior year quarter due primarily to the acquisition of ENSCO 106, increased repair and personnel costs, and the receipt of a $400,000 insurance premium rebate in the prior year third quarter, which resulted from the low level of claims experienced during the Company's prior policy year.

       For the nine months ended September 30, 2005, revenues for the Asia Pacific jackup rigs increased by $59.8 million, or 31%, as compared to the prior year period. The increase in revenues is primarily due to the increased size of the Asia Pacific jackup rig fleet. The Company relocated three rigs to the Asia Pacific region during the second and third quarters of 2004 at which time the rigs were undergoing enhancement and contract preparation procedures. As noted above, the Company acquired ENSCO 106 in February 2005 and mobilized ENSCO 76 to the region in September 2005. Contract drilling expense increased by $22.8 million, or 23%, as compared to the prior year period due primarily to the increased size of the Asia Pacific jackup rig fleet in 2005.

   South America/Caribbean Jackup Rig

       ENSCO 76 completed a long-term contract in Trinidad and Tobago and subsequently mobilized from the region during the first quarter 2005.

       For the nine months ended September 30, 2005, revenues for the South America/Caribbean jackup rig decreased by $19.9 million, or 83%, and contract drilling expense decreased by $7.2 million, or 74%, as compared to the prior year period. The decrease in revenues and contract drilling expense is due to the completion of a long-term contract in February 2005 and the subsequent mobilization of ENSCO 76 from Trinidad and Tobago, compared to operating at near full utilization during the prior year period.

   North America Semisubmersible Rig

       Third quarter 2005 revenues for the North America semisubmersible rig were $17.9 million as compared to $2.8 million for the third quarter of 2004 and contract drilling expense increased $800,000, or 20%, as compared to the prior year quarter. The increase in revenues and contract drilling expense is attributable to the rig being idle while undergoing minor improvements, regulatory inspection and maintenance procedures during approximately two months of the third quarter of 2004.

       For the nine months ended September 30, 2005, revenues for the North America semisubmersible rig were $37.4 million as compared to $14.8 million for the prior year period and contract drilling expense increased $4.5 million, or 39%, from the prior year period as the rig was idle for approximately six months during the prior year period as discussed above.

   Asia Pacific Barge Rig

       Third quarter 2005 revenues for the Asia Pacific barge rig, which is currently located in Indonesia, increased by $200,000, or 4%, and contract drilling expense decreased by $300,000, or 13%, compared to the prior year quarter. The increase in revenues is primarily due to an increase in reimbursable revenue during the current year quarter. The decrease in contract drilling expense was primarily due to a decrease in repair, maintenance and supply costs.

       For the nine months ended September 30, 2005, revenues for the Asia Pacific barge rig increased $1.2 million, or 9%, and contract drilling expense was comparable to the prior year period. The increase in revenues is primarily due to a 9% increase in the average day rate of ENSCO I.

   North America Platform Rigs

       Third quarter 2005 revenues for the platform rigs increased by $2.6 million, or 100%, and contract drilling expense increased $1.3 million, or 46%, as compared to the prior year quarter. The increase in revenues and contract drilling expense is due primarily to an increase in utilization to 55% in the current year quarter from 33% in the prior year quarter.

       For the nine months ended September 30, 2005, revenues for platform rigs increased by $6.2 million, or 78%, and contract drilling expense increased $3.9 million, or 56%, as compared to the prior year period. The increase in revenues and contract drilling expense is due primarily to an increase in utilization to 62% in the current year period from 33% in the prior year period.

Depreciation and Amortization

       Depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2005 increased by $5.5 million, or 16%, and $13.8 million, or 14%, respectively, as compared to the corresponding prior year periods. The increases are primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the third quarter of 2004 and depreciation on ENSCO 106 which was acquired in February 2005.

General and Administrative

       General and administrative expense for the three-month and nine-month periods ended September 30, 2005 decreased by $100,000, or 1%, and $800,000, or 4%, respectively, as compared to the corresponding prior year periods. The decreases are primarily attributable to non-recurring costs incurred in 2004 related to information systems consulting services, Sarbanes-Oxley Act compliance initiatives and other projects, partially offset by an increase in personnel costs in 2005.

Other Income (Expense) The components of other income (expense) for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income	$ 2.0	$ .9	$ 4.9	$ 2.5
Interest expense, net:
Interest expense	(8.8)	(10.2)	(28.1)	(30.3)
Capitalized interest	2.3	1.5	5.8	1.9

	(6.5)	(8.7)	(22.3)	(28.4)
Other, net	(5.2)	(1.4)	(3.4)	(.5)

	$(9.7)	$ (9.2)	$(20.8)	$(26.4)

       Interest income for the three-month and nine-month periods ended September 30, 2005 increased as compared to the corresponding prior year periods due to higher average interest rates. Interest expense decreased during the same periods due primarily to a decrease in outstanding debt. Capitalized interest for the three-month and nine-month periods ended September 30, 2005 increased as compared to the corresponding prior year periods due to an increase in the amount invested in construction and enhancement projects.

       Other, net, in the three-month period ended September 30, 2005 includes a $5.5 million loss for the insurance deductible related to damage sustained on the Company's rigs located in the Gulf of Mexico during Hurricane Katrina. (See Note 9 to the Company's Consolidated Financial Statements.) The $5.5 million loss was offset in part by foreign currency translation gains of $200,000 during the third quarter of 2005. Other, net for the third quarter of 2004 includes a $5.5 million loss for the insurance deductible related to damage sustained on ENSCO 64 and ENSCO 25 in the Gulf of Mexico during Hurricane Ivan. (See Note 10 to the Company's Consolidated Financial Statements.) The $5.5 million loss is partially offset by a $3.9 million gain resulting from the settlement of an insurance claim related to ENSCO 7500 steel hull repairs and lost revenue in the first quarter of 2002 and net foreign currency translation gains of $200,000.

       Other, net, in the nine-month period ended September 30, 2005 includes a $2.4 million expense for the unamortized discount and redemption premium incurred upon the redemption of the Company's 5.63% bonds on June 15, 2005 (see Note 8 to the Company's Consolidated Financial Statements), and the aforementioned $5.5 million loss for the insurance deductible related to damage sustained on the Company's rigs located in the Gulf of Mexico during Hurricane Katrina, partially offset by a $3.1 million net gain related to the resolution of insurance claims associated with the damage sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan and foreign currency translation gains of $1.1 million. Other, net for the nine months ended September 30, 2004 consists primarily of the $3.9 million gain related to the ENSCO 7500 insurance claim settlement discussed above and net foreign currency translation gains of $1.0 million, partially offset by the $5.5 million loss for the insurance deductible related to the damages sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan.

Provision for Income Taxes

       The provisions for income taxes for the three-month and nine-month periods ended September 30, 2005 increased in comparison to the corresponding periods of the prior year by $20.0 million and $50.7 million, respectively. The increase is attributable to increased profitability and an increase in the effective income tax rate, partially offset by the impact of a $5.4 million net benefit included in the income tax provisions for the three-month and nine-month periods ended September 30, 2005.

       The Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2005 were 26.4% and 28.3%, respectively, compared to effective income tax rates in the corresponding periods of the prior year of 20.9% and 22.9%. The income tax rates imposed in the tax jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one tax jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of the Company's earnings generated in tax jurisdictions with higher tax rates and lower tax rates.

       The income tax provisions for the three-month and nine-month periods ended September 30, 2005 include a $5.4 million net benefit that results primarily from the resolution of various issues in connection with an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary. Excluding the impact of the $5.4 million net benefit, the Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2005 would have been 31.6% and 30.5%, respectively.

Discontinued Operations

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, the Company's insurance underwriters completed their analysis of the damage to ENSCO 64 and declared the rig a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended September 30, 2004 and the nine-month periods ended September 30, 2005 and 2004.

       In February 2004, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard, to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new high performance premium jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statement of income for the nine-month period ended September 30, 2004.

       Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2005 and 2004 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues	$ --	$3.9	$ 8.8	$25.4
Operating expenses and other	(1.0)	5.1	6.4	21.7

Operating income (loss) before income taxes	1.0	(1.2)	2.4	3.7

Income tax expense	(.6)	(.7)	(1.5)	(1.9)
Gain on disposal of discontinued operations, net	--	--	11.6	--

Income (loss) from discontinued operations	$ .4	$(1.9)	$12.5	$ 1.8

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

       During the nine month period ended September 30, 2005, the Company's primary sources of cash consisted of $245.4 million generated from continuing drilling operations, $121.0 million from the disposal of discontinued operations and $62.9 million from the exercise of stock options. The Company's primary use of cash consisted of $401.8 million for the acquisition, construction, enhancement and other improvement of drilling rigs and $49.7 million for the redemption of the Company's 5.63% bonds. During the nine month period ended September 30, 2004, the Company's primary source of cash consisted of $184.5 million generated from continuing drilling operations and its primary use of cash consisted of $247.5 million for the acquisition, enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the nine-month periods ended September 30, 2005 and 2004, including discussions of cash flow from continuing operations and capital expenditures, financing and capital resources, off-balance sheet arrangements and liquidity are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures of continuing operations for the nine months ended September 30, 2005 and 2004 are as follows (in millions):

	Nine Months Ended September 30,
	2005	2004

Cash flow from continuing operations	$245.4	$184.5

Capital expenditures on continuing operations
Rig acquisition	$ 80.3	$ 94.6
New construction	135.5	.1
Enhancements	152.9	118.8
Minor upgrades and improvements	33.1	34.0

	$401.8	$247.5

       Cash flow from continuing operations increased by $60.9 million, or 33%, for the nine-month period ended September 30, 2005, as compared to the prior year period. The increase resulted primarily from a $156.1 million increase in cash receipts from drilling services and $12.0 million of cash reimbursements from insurance underwriters associated with the ENSCO 64 insurance claim, partially offset by a $26.0 million increase in cash payments for contract drilling expenses and a $76.6 million increase in cash payments related to income taxes.

       Upon completion of rig construction in February 2005, the Company purchased ENSCO 106 from an affiliated joint venture for a net payment of $79.6 million. (See "Off-Balance Sheet Arrangements" and Note 6 to the Company's Consolidated Financial Statements for information concerning the Company's investment in the joint venture related to the ENSCO 106.) In addition to the acquisition of ENSCO 106, management anticipates that capital expenditures in 2005 will include approximately $235.0 million for rig enhancement projects, approximately $145.0 million for construction of ENSCO 107, ENSCO 108 and ENSCO 8500, and approximately $50.0 million for minor upgrades and improvements. Management currently estimates capital expenditures associated with the construction of ENSCO 107, ENSCO 108 and ENSCO 8500 will total approximately $185.0 million, $130.0 million and $75.0 million in 2006, 2007 and 2008, respectively. (See "Outlook" for information concerning the construction of ENSCO 107, ENSCO 108 and ENSCO 8500.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to total capital ratios at September 30, 2005 and December 31, 2004 are summarized below (in millions, except percentages):

	September 30,	December 31,
	2005	2004

Long-term debt	$ 483.9	$ 527.1
Total capital*	2,910.3	2,709.0
Long-term debt to total capital	16.6%	19.5%

*Total capital includes long-term debt plus stockholders equity.

       On June 15, 2005, the Company redeemed its 5.63% bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The bonds were guaranteed by MARAD and were assumed by the Company in connection with a prior acquisition to provide long-term financing for ENSCO 76. There were no other significant changes in the Company's long-term debt or total capital during the nine months ended September 30, 2005. At September 30, 2005, the Company has an aggregate $202.8 million outstanding under its remaining two separate MARAD guaranteed bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility or the Credit Agreement at September 30, 2005 and December 31, 2004, respectively.

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

Liquidity

       The Company's liquidity position at September 30, 2005 and December 31, 2004 is summarized in the table below (in millions, except ratios):

	September 30,	December 31,
	2005	2004

Cash and cash equivalents	$232.2	$267.0
Working capital	276.2	277.9
Current ratio	2.3	2.3

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At September 30, 2005, the Company had contracts outstanding to exchange an aggregate $65.9 million U.S. dollars for various foreign currencies, all of which mature during the next twelve months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of September 30, 2005 would approximate $2.5 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At September 30, 2005, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling, rig utilization and day rates. Whether recent levels of regional and worldwide expenditures for oil and gas drilling will increase, decrease or remain unchanged, it is not determinable at this time. Management's current plans and expectations relative to its major areas of operations and near-term industry conditions are detailed below.

    Rig Construction

       The Company has two high performance premium jackup rigs and one ultra-deepwater semisubmersible rig currently under construction by KFELS in Singapore. ENSCO 107 and ENSCO 108 will be enhanced KFELS MOD V (B) design jackup rigs modified to ENSCO specifications and nearly identical to the recently delivered ENSCO 106. ENSCO 107 remains on schedule for delivery in February 2006 and ENSCO 108, which commenced construction in April 2005, is expected to be delivered during the first quarter of 2007. ENSCO 8500 will be an enhanced version of the Company's first deepwater semisubmersible rig, ENSCO 7500, capable of drilling in up to 8,500 feet of water and can readily be upgraded to 10,000 feet water-depth capability if required. Construction of ENSCO 8500 commenced in September 2005 and delivery is expected during the second quarter of 2008.

    Rig Enhancements and Relocations

       ENSCO 87 entered a shipyard in May 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico during March 2006. ENSCO 86 entered a shipyard in October 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico during February 2006.

       In the Asia Pacific region, ENSCO 88 and ENSCO 96 are currently in a shipyard completing contractually required modifications and limited enhancement procedures and are expected to return to service in November 2005. ENSCO 56 entered a shipyard in October 2005 for enhancement procedures and is projected to return to service in New Zealand during February 2006.

       ENSCO 102 completed a contract offshore Australia in October 2005 and is currently en route to the North Sea where it is scheduled to commence a long term contract in January 2006.

    Industry Conditions

       Demand for offshore drilling rigs is strong, and utilization and day rates are generally improving, in all of the major geographical markets in which the Company currently operates. The Company has substantial contract backlog and the durations of recently executed contracts are generally greater than historical average contract durations in all of the Company's major geographical markets. While it is not possible to project the period of time for which current industry conditions will be sustained or predict long-term trends in industry conditions, the Company does not anticipate significant changes in current industry conditions in the near-term.

    Hurricane Damage

       During the third quarter 2005, several of the Company's drilling rigs in the Gulf of Mexico were in the path of two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Company's rigs caused by a hurricane, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. The Company maintains insurance coverage under multiple insurance policies that subject the Company to escalating deductibles, the amount of which depends on the type of rig damaged and the magnitude of the damage sustained by rig type. However, all losses incurred as a result of a single hurricane (an "occurrence") are limited to a maximum aggregate deductible of $5.5 million.

       The most significant damage to the Company's drilling rigs resulted from Hurricane Katrina, with severe damage sustained by the ENSCO 29 platform rig. Analysis of the damage is ongoing and the Company is currently unable to determine when it will be completed or when the associated insurance claim will be finalized. Based on preliminary analysis of the damage performed by the Company and its insurance underwriters, the Company believes it is likely that ENSCO 29 will be declared a constructive total loss under the terms of its insurance policies. If this is the case, the Company will transfer beneficial ownership in the rig to underwriters and receive $10.0 million. The net book value of ENSCO 29 is $7.5 million.

       Preliminary inspections indicate the hull of ENSCO 7500 sustained some damage during Hurricane Katrina. While the damage is believed to be minor and the rig continues to work under its existing contract, the Company and its insurance underwriters have not completed an analysis of the damage. The ENSCO 7500 is expected to complete its existing contract on or about October 31, 2005, and was previously scheduled to enter a shipyard for minor enhancement and preparatory work for its pending two year contract. The Company plans to extend the shipyard stay to an estimated 30 days to accommodate completion of the hull repairs.

       The Company is unable to determine when insurance claims will be finalized and has recognized a $5.5 million estimated loss during the third quarter 2005, which represents the aggregate insurance deductible for the damages sustained as a result of Hurricane Katrina. The loss is included in "Other income (expense) - Other, net" in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2005. It is possible the insurance proceeds received as a result of the aforementioned claims could exceed the net book value of the Company's drilling equipment determined to be impaired, which would result in the recognition of a gain equal to the amount of the excess.

       Although several of the Company's jackup rigs were in the path of Hurricane Rita, the Company has detected only minor damage to those rigs and the associated repair costs incurred, or expected to be incurred, are not significant. In addition, none of the Company's jackup rigs experienced, or is expected to experience, significant downtime in order to complete damage repairs as a result of this hurricane.

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

    Property and Equipment

       At September 30, 2005, the carrying value of the Company's property and equipment totaled $2,639.0 million, which represents 75% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

    Impairment of Long-Lived Assets and Goodwill

       The Company evaluates the carrying value of its property and equipment, primarily its drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. The Company's rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rig and platform rigs.

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

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. At September 30, 2005, the Company has a $342.3 million net deferred income tax liability and $51.3 million of accrued liabilities for income taxes currently payable.

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

       The Company operates in many foreign jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, the Company obtains professional guidance and considers existing industry practices before deploying tax planning strategies and meeting its tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While the Company has generally not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to the Company's tax liabilities to increase, including the following:

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

       During the quarter ended September 30, 2005, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       The Company has received summonses charging violations of the U.K. Health and Safety at Work Act in connection with a fatal injury sustained by an employee on one of its rigs during May 2003. Should criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in Mississippi State courts involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of approximately 120 named individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are in preliminary stages and the Company has not been able to determine the number of plaintiffs that were employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company has filed responsive pleadings preserving all defenses and challenges to jurisdiction or venue, and intends to vigorously defend against the litigation. Based on information currently available, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended September 30, 2005:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

July	2,729	$38.07	--	--
August	1,625	$40.82	--	--
September	398	42.24	--	--

Total	4,752	$39.36	--	--

All of the shares repurchased during the three month period ended September 30, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from restricted stock grant vesting.

Item 6. Exhibits Exhibit No.

10.1	Amendment No. 6 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of September 1, 2005.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 25, 2005	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
44