Form 10-K
period 2005-12-31
ENSCO INTERNATIONAL INC
filed 2006-02-23
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2005 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
Registrant's telephone number, including area code: (214) 397-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.10	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:
          Large accelerated filer ☒         Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No ☒

The aggregate market value of the common stock (based upon the closing price on the New York Stock Exchange on June 30, 2005, of $35.75) of ENSCO International Incorporated held by nonaffiliates of the registrant at that date was approximately $4,758,575,000.

As of February 22, 2006, there were 153,492,688 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2005, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	111
SIGNATURES	120

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, insurance, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under "Item 1A. Risk Factors" below and elsewhere herein.

PART I

Item 1.  Business

Overview and Operating Strategy

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company. As of February 15, 2006, the Company's complement of offshore drilling rigs includes 43 jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig. Additionally, the Company has two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore contract drilling services to the international oil and gas industry. The Company's operations are concentrated in the geographic regions of North America, Europe/Africa, Asia Pacific (which includes Asia, the Middle East, Australia, and New Zealand) and South America/Caribbean.

       Since 1987, the Company has pursued a strategy of building its fleet of offshore drilling rigs through corporate acquisitions, rig acquisitions and new rig construction. The Company acquired Penrod Holding Corporation in 1993, Dual Drilling Company in 1996 and Chiles Offshore Inc. in 2002, which added 18, 10 and 5 rigs, respectively, to the Company's current 46-rig fleet. From 1994 to 1999, the Company acquired five jackup rigs and completed construction of seven barge rigs. In 2000, the Company completed construction of ENSCO 101, a harsh environment jackup rig, and ENSCO 7500, a dynamically positioned ultra-deepwater semisubmersible rig capable of drilling in water depths up to 8,000 feet.

       During 2004 and 2005, the Company purchased a harsh environment jackup rig, ENSCO 102, and an ultra-high specification jackup rig, ENSCO 106. Both rigs were constructed through joint ventures with Keppel FELS Limited ("KFELS"), a major international shipyard. In January 2006, the Company accepted delivery of ENSCO 107, an ultra-high specification jackup rig that is scheduled to commence drilling operations in March 2006. The Company also entered into agreements with KFELS for the construction of ENSCO 108, ENSCO 8500 and ENSCO 8501. ENSCO 108, an ultra-high specification jackup rig, is scheduled for delivery in the second quarter of 2007. ENSCO 8500 and ENSCO 8501, dynamically positioned ultra-deepwater semisubmersible rigs capable of drilling in up to 8,500 feet of water which can be readily upgraded to 10,000 feet water-depth capability if required, are scheduled for delivery during the second quarters of 2008 and 2009, respectively. The ENSCO 8500 and ENSCO 8501 are subject to long-term drilling contracts of four years and three and one half years, respectively.

       With the Company's primary focus on its jackup rig and ultra-deepwater semisubmersible rig operations, it has de-emphasized those operations and assets which it considers to be non-core or that do not meet the Company's standards for financial performance. Accordingly, the Company sold its marine transportation fleet, two platform rigs and two barge rigs in 2003, sold one jackup rig and two platform rigs to KFELS in 2004 in connection with the execution of the ENSCO 107 construction agreement, and sold five barge rigs and one platform rig in 2005.

       The Company was formed as a Texas corporation in 1975 and was reincorporated in Delaware in 1987. The Company's principal office is located at 500 North Akard Street, Suite 4300, Dallas, Texas, 75201-3331, and its telephone number is (214) 397-3000. The Company's website is www.enscous.com.

Contract Drilling Operations

       The Company's operations consist of one reportable segment: contract drilling services. Drilling operations are conducted by a number of subsidiaries (the "Subsidiaries"), substantially all of which are wholly-owned. The Subsidiaries engage in the drilling of offshore oil and gas wells in domestic and international markets under contracts with major international, government-owned and independent oil and gas companies. As used herein, the term "Company" includes the Subsidiaries when and as the context requires.

       As of February 15, 2006, the Company owns and operates 43 jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig. Of the 43 jackup rigs, presently 17 are located in the Gulf of Mexico, 17 are located in the Asia Pacific region, eight are located in the North Sea and one is located offshore Africa. The barge rig is located in Indonesia and the platform and ultra-deepwater semisubmersible rigs are located in the Gulf of Mexico.

       The Company's contract drilling services and equipment are used to drill and complete oil and gas wells. Demand for the Company's drilling services is based upon many factors which are beyond the control of the Company, including:

•	market price of oil and gas and the stability thereof,
•	production levels and related activities of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and gas producers,
•	regional supply and demand for natural gas,
•	worldwide expenditures for offshore oil and gas drilling,
•	level of worldwide economic activity,
•	long-term effect of worldwide energy conservation measures, and
•	the development and use of alternatives to hydrocarbon-based energy sources.

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

       Financial information regarding the Company's operating segment and geographic regions is presented in Note 12 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segment is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog Information

       Durations of the Company's drilling contracts depend on several factors, including customer requirements, current and expected future market conditions, location of rigs and contract operations, and type and availability of rigs. Historically, jackup rig drilling contracts in the Gulf of Mexico and the North Sea have typically been short-term while the Company entered a majority of its remaining rig fleet into longer-term contracts with terms typically of one year duration or longer. Recently executed contracts in the Company's major geographical markets are generally of greater duration than the historical averages. In addition, many customers have begun to contract rigs well in advance of the dates rigs are needed, which has resulted in a substantial increase in the Company's backlog.

       The current and historic backlog of business for the Company's contract drilling services as of February 1, 2006 and 2005 were $2,477.9 million and $814.4 million, respectively. The increase in backlog from the prior year is due primarily to increased day rates, long-term contracts associated with rigs under construction, increased contract durations and the aforementioned advance contracting by many of the Company's customers. Approximately $1,418.6 million of the backlog for contract drilling services as of February 1, 2006, is expected to be realized after December 31, 2006, including $853.4 million associated with rigs under construction. The majority of the backlog associated with rigs under construction is expected to be realized in 2008 through 2012. The backlog for contract drilling services associated with the Company's existing rig fleet to be realized after December 31, 2006 includes $390.9 million associated with the rigs in the Asia Pacific Region, $74.0 million associated with rigs in the Europe/Africa region and $100.3 million associated with rigs in North and South America.

Major Customers

       The Company provides its services to major international, government-owned and independent oil and gas companies. The number of customers served by the Company has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. ExxonMobil provided approximately 12% of consolidated revenues in 2005. The next four largest customers for 2005, none of which individually represented more than 10% of revenues, accounted in the aggregate for approximately 30% of 2005 consolidated revenues. In 2004, no customer represented more than 10% of revenues and the five largest customers for 2004 accounted in the aggregate for approximately 40% of 2004 consolidated revenues.

Industry Conditions

       Operations in the offshore contract drilling industry have historically been highly cyclical and are primarily related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond the control of the Company. Such levels of spending may be influenced significantly by oil and natural gas prices and expected changes in or instability of such prices, as well as other factors, including:

•	demand for oil and gas,
•	regional and global economic conditions and expected changes therein,
•	political, social and legislative environments in the U.S. and other major oil-producing countries,
•	production levels and related activities of OPEC and other oil and gas producers,
•	technological advancements that impact the methods or cost of oil and gas exploration and development, and
•	the impact these and other events have on the current and expected future pricing of oil and natural gas.

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

       Industry conditions fluctuate in response to supply and demand forces. During industry upturns, the Company usually experiences higher utilization and day rates, and generally is able to negotiate more favorable contract terms. During industry downturns, the Company competes more aggressively for contracts at lower day rates and may accept less favorable commercial terms and contractual liability and indemnity provisions that do not offer the same level of protection against potential losses as can be obtained during industry upturns. Increased contractual liabilities may have an adverse effect on results of operations in connection with risks for which the Company is uninsured or underinsured, or in relation to increased cost of insurance.

       Additional information regarding industry conditions is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

       The offshore contract drilling industry is highly competitive with numerous industry participants. Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a contract, although quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise are also factors. The Company has numerous competitors in the offshore contract drilling industry, several of which are larger and have greater resources than the Company.

Governmental Regulation

       The Company's operations are affected by political developments and by local, state, federal and foreign laws and regulations that relate directly to the oil and gas industry. The offshore contract drilling industry is dependent on demand for services from the oil and natural gas exploration industry. Accordingly, the Company will be directly affected by the approval and adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental, safety and other policy reasons. It is also possible that these laws and regulations could adversely affect the Company's operations in the future by significantly increasing operating costs.

Environmental Matters

       The Company's operations are subject to local, state, federal and foreign laws and regulations controlling the discharge of materials into the environment, contamination, and hazardous waste disposal or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to the Company's business activities could impose significant liability on the Company for damages, clean-up costs, fines and penalties in the event of the occurrence of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste in the course of the Company's operations. To date, such laws and regulations have not had a material adverse effect on the Company's results of operations, and the Company has not experienced an accident that has exposed it to material liability for discharges of pollutants into the environment. However, events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in the Company's principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in the Company's principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore drilling, exploration, development or production of oil and gas, the Company could be materially adversely affected.

       The United States Oil Pollution Act of 1990 ("OPA 90"), as amended, and other federal statutes applicable to the Company and its operations, as well as similar state statutes in Texas, Louisiana and other coastal states, address oil spill prevention and control and significantly expand liability, fine and penalty exposure across many segments of the oil and gas industry. These statutes and related regulations, both federal and state, impose a variety of obligations on the Company related to the prevention of oil spills and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of fines, penalties and damages. A failure to comply with these statutes, including without limitation, OPA 90, may subject the Company to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance, and could have a material adverse effect on our financial position, results of operations and cash flows.

International Operations

       A significant portion of the Company's contract drilling operations is conducted in foreign countries. Revenues from international operations as a percentage of the Company's total revenues were 59% and 63% in 2005 and 2004, respectively. The Company's international operations are subject to political, economic and other uncertainties, such as the risks of foreign terrorist acts, expropriation or nationalization of the Company's equipment, expropriation or nationalization of a customer's property or drilling rights, repudiation of contracts, adverse tax policies, general hazards associated with international sovereignty over certain areas in which the Company operates and fluctuations in international economies and currencies.

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

       The Company is subject to various tax laws and regulations in substantially all of the foreign countries in which it operates. The Company evaluates applicable tax laws and employs various business structures and operating strategies in foreign countries to obtain the optimal level of taxation on its revenues, income and assets. Actions by foreign tax authorities that impact the Company's business structures and operating strategies, such as changes to tax treaties, laws and regulations, or repeal of same, adverse rulings in connection with audits, or other challenges, may result in substantially increased tax expense.

       The Company's international operations also face the risk of fluctuating currency values, which can impact revenues and operating costs denominated in foreign currencies. In addition, some of the countries in which the Company operates have occasionally enacted exchange controls. Historically, the Company has been able to limit these risks by invoicing and receiving payment in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which approximate its expenditure requirements in such currencies. However, there is no assurance that the Company will be able to renegotiate such terms in the future. The Company also uses foreign currency purchase options or futures contracts to reduce its exposure to foreign currency risk.

       The Company currently conducts contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since the Company's drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, the Company has experienced no significant losses due to the devaluation of such currencies.

Executive Officers of the Registrant The following table sets forth certain information regarding the current executive officers of the Company:

Name	Age	Position with the Company

Carl F. Thorne	65	Chairman of the Board and Chief Executive Officer

William S. Chadwick, Jr.	58	Executive Vice President and Chief Operating Officer

J. W. Swent	55	Senior Vice President - Chief Financial Officer

P. J. Saile	53	Senior Vice President - Business Development and SHE

Richard A. LeBlanc	55	Vice President - Investor Relations

H. E. Malone, Jr.	62	Vice President - Finance

Paul Mars	47	President - ENSCO Offshore International Company

Charles A. Mills	56	Vice President - Human Resources and Security

Cary A. Moomjian, Jr.	58	Vice President, General Counsel and Secretary

David A. Armour	48	Controller

Ramon Yi	52	Treasurer

       Set forth below is certain additional information concerning the executive officers of the Company, including the business experience of each executive officer for at least the last five years.

       Carl F. Thorne has been a Director of the Company since December 1986. He was elected President and Chief Executive Officer of the Company in May 1987, and served as President until January 2002. He was first elected Chairman of the Board of Directors in November 1987. Mr. Thorne holds a Bachelor of Science Degree in Petroleum Engineering from The University of Texas at Austin and a Juris Doctorate Degree from Baylor University College of Law.

       William S. Chadwick, Jr. joined the Company in June 1987 and was elected to his present position of Executive Vice President and Chief Operating Officer effective January 2, 2006. Prior to his current position, Mr. Chadwick served the Company as Senior Vice President - Operations, Senior Vice President, Member - Office of the President and Chief Operating Officer and as Vice President - Administration and Secretary. Mr. Chadwick holds a Bachelor of Science Degree in Economics from the Wharton School of the University of Pennsylvania.

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

       P. J. Saile joined the Company in August 1987 and was elected Senior Vice President - Business Development and SHE in August 2005. In addition, he serves as the Senior Executive having oversight responsibility for Engineering. Prior to assuming his current position, Mr. Saile served the Company as Senior Vice President, Member - Office of the President and Chief Operating Officer, and as Vice President - Operations until June 2002 when he became President and Chief Operating Officer of ENSCO Offshore International Company, a subsidiary of the parent company, a position he held until July 2005. Mr. Saile holds a Bachelor of Business Administration Degree from the University of Mississippi.

       Richard A. LeBlanc joined the Company in July 1989 as Manager of Finance. He assumed responsibilities for the investor relations function in March 1993. Prior to his current position, he was elected Treasurer in May 1995 and Vice President - Corporate Finance, Investor Relations and Treasurer in May 2002. Mr. LeBlanc holds a Bachelor of Science Degree in Finance and a Master of Business Administration Degree, both from Louisiana State University.

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

       Paul Mars joined the Company in June 1998 and served as Vice President - Engineering from May 2003 until July 2005, when he was elected to his current position. Mr. Mars previously served the Company as General Manager for the Europe and Africa Business Unit. Prior to joining the Company, Mr. Mars served in various capacities as an employee of Smedvig Offshore Limited and Transworld North Sea Drilling Services Limited. Mr. Mars holds a Bachelor of Science Honors Degree in Naval Architecture from the University of Newcastle upon Tyne, England.

       Charles A. Mills joined the Company in June 2004 as Vice President - Human Resources and Security. He has over 27 years oil and gas industry experience in human resources and managerial positions most recently from 1989 to 2002 with Hunt Oil Company where he was Senior Vice President Human Resources and Corporate Services. Prior to 1989, Mr. Mills held a number of executive and management positions with Tenneco Oil E & P and Shell Oil Company. Mr. Mills holds a Bachelor of Science degree in Management from the University of West Florida.

       Cary A. Moomjian, Jr. joined the Company in January 2002 and thereupon was elected Vice President, General Counsel and Secretary. Mr. Moomjian has over thirty years of experience in the oil and gas industry. From 1976 to 2001, Mr. Moomjian served in various management and executive capacities as an employee of Santa Fe International Corporation, including Vice President, General Counsel and Secretary from 1993 to 2001. Mr. Moomjian holds a Bachelor of Arts Degree from Occidental College and a Juris Doctorate Degree from Duke University School of Law.

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

       Ramon Yi joined the Company in August 2004 as Treasurer. Mr. Yi has over thirty years of business experience in a variety of industries, most recently as Corporate Treasurer in the manufacturing and high tech sectors, including Sunrise Medical and Fresenius Medical Care, global manufacturers of durable medical equipment, and Symbios, Inc., a manufacturer of semiconductor chips. He was also Vice President for George E. Warren Corporation and Assistant Treasurer for Northeast Petroleum Corporation, both in the petroleum trading and marketing industry. Mr. Yi earned a Bachelor of Arts degree from Harvard University in 1975 and a Master of Business Administration in Finance and Accounting from Boston University.

       Officers each serve for a one-year term or until their successors are elected and qualified to serve. Mr. Thorne and Mr. Malone are brothers-in-law.

       On February 6, 2006, Daniel W. Rabun, age 51, was named by ENSCO's Board of Directors to serve as President of the Company and as a member of the Board of Directors, effective on or before March 31, 2006. Mr. Rabun has been a partner at the international law firm of Baker & McKenzie where he has practiced law since 1986. He left the firm from October 2000 to August 2001, to serve as vice president, general counsel and secretary of Chorum Technologies Inc. Mr. Rabun has provided legal advice and counsel to ENSCO for over fifteen years, and served as a Director of the Company during 2001. He holds a B.B.A. in Accounting from the University of Houston and a Juris Doctorate Degree from Southern Methodist University. He has been a Certified Public Accountant since 1976 and was admitted to the Texas Bar in 1983. Mr. Rabun will report to Carl F. Thorne who will continue to serve as ENSCO's Chairman and Chief Executive Officer. It is currently contemplated that Mr. Thorne will step down as Chief Executive Officer within the next year, at which time Mr. Rabun will be appointed to serve as ENSCO's Chief Executive Officer. Mr. Thorne will thereupon continue to serve as Chairman of the Board.

Employees

       The Company had approximately 3,700 full-time employees worldwide as of February 1, 2006.

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

Item 1A.  Risk Factors

       There are many factors that affect our business and the results of our operations, many of which are beyond our control. The following is a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

THE SUCCESS OF OUR BUSINESS WILL DEPEND ON THE LEVEL OF ACTIVITY IN THE OIL AND NATURAL GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY VOLATILE OIL AND GAS PRICES.

       The success of our business will largely depend on the level of activity in offshore oil and natural gas exploration, development and production in markets worldwide. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect the level of activity. An actual decline, or the perceived risk of a decline, in oil or natural gas prices could cause oil and gas companies to reduce their overall level of spending, in which case demand for our equipment and services may decrease and revenues may be adversely affected through lower rig utilization and lower average day rates. Worldwide military, political, environmental and economic events have also contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous other factors may affect oil and natural gas prices and the level of demand for our services, including:

•	demand for oil and gas,
•	the ability of OPEC to set and maintain production levels and pricing,
•	the level of production by non-OPEC countries,
•	domestic and foreign tax policy,
•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions,
•	advances in exploration and development technology, and
•	the worldwide military or political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or geographic areas in which we operate, or acts of terrorism in the United States or elsewhere.

THE OFFSHORE CONTRACT DRILLING INDUSTRY IS CYCLICAL, WITH PERIODS OF LOW DEMAND AND EXCESS RIG AVAILABILITY THAT COULD RESULT IN ADVERSE EFFECTS ON OUR BUSINESS.

       Financial operating results in the offshore contract drilling industry have historically been very cyclical and primarily are related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond our control. Offshore exploration and development spending may fluctuate substantially from year to year and from region to region as noted in "THE SUCCESS OF OUR BUSINESS WILL DEPEND ON THE LEVEL OF ACTIVITY IN THE OIL AND NATURAL GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY VOLATILE OIL AND GAS PRICES" above.

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. Currently, there are over seventy new rigs, primarily jackup rigs, reported to be on order for delivery by the end of 2009. There are no assurances that the market will be able to fully absorb the supply of new rigs scheduled to enter the market in future periods.

       It is time consuming and costly to move rigs between geographic areas. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly. Certain events, such as hurricanes, craterings, punchthrough and blowouts may impact the supply of rigs in a particular market and cause rapid fluctuations in rig demand, utilization and day rates.

       Periods of decreased demand and excess rig supply may require us to idle rigs or to enter into lower rate contracts. There can be no assurance that the current demand for drilling rigs will not decline in future periods, nor can there be any assurance concerning any adverse effect resulting from such decrease in activity.

THE OFFSHORE CONTRACT DRILLING INDUSTRY IS HIGHLY COMPETITIVE WHICH COULD LEAD US TO ACCEPT LOWER DAY RATES AND LESS FAVORABLE CONTRACT TERMS DURING INDUSTRY DOWNTURNS.

       The offshore contract drilling industry is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Furthermore, recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

       Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a contract, although quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise are also factors. We will compete with numerous offshore drilling contractors, several of which are larger and have greater resources than us.

       During good industry market cycles we experience higher utilization, receive relatively high average day rates, and also generally are able to negotiate more favorable contract terms. During adverse industry market cycles, we compete more aggressively for contracts at lower day rates and may have to accept contractual liability and indemnity provisions that do not offer the same level of protection against potential losses as can be obtained during good industry market cycles. Lower day rates and/or utilization will adversely affect our results of operations. Increased contractual liabilities may also have an adverse effect on results of operations, especially in respect of risks for which we are uninsured or underinsured, or in relation to increased cost of insurance.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE OUR CONTRACTS.

       Our drilling contracts often are cancelable upon specific notice by the customer. Although contracts may require the customer to pay an early termination payment upon cancellation, such payment may not fully compensate for the loss of the contract. In periods of rapid market downturn, our customers may not honor the terms of existing contracts, may terminate contracts or may seek to renegotiate contract rates and terms to conform with depressed market conditions. Furthermore, contracts customarily specify automatic termination or termination at the option of the customer in the event of a total loss of the drilling rig and often include provisions addressing termination rights or cessation of day rates if operations are suspended for extended periods by reason of excessive downtime for repairs, acts of God or other specified conditions. Our operating results may be adversely affected by early termination of contracts, contract renegotiations or cessation of day rates while operations are suspended.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED IF CERTAIN CUSTOMERS CEASE TO DO BUSINESS WITH US.

       We provide our services to major international, government-owned and independent oil and gas companies. However, the number of customers served by us has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. ExxonMobil provided approximately 12% of our consolidated revenues in 2005. The next four largest customers for 2005 accounted in the aggregate for approximately 30% of our 2005 consolidated revenues. Our results of operations may be materially adversely affected if any major customer terminates its contracts with us, fails to renew its existing contracts with us, or declines to award new contracts to us.

OUR BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND WE ARE NOT FULLY INSURED AGAINST ALL OF THESE HAZARDS.

       Contract drilling and offshore oil and gas operations in general are subject to numerous risks, including the following:

•	rig or other property damage resulting from hurricanes and other severe weather conditions, collisions, groundings, blowouts, fires, explosions and other accidents or terrorism,
•	blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require wild well control, including drilling of relief wells,
•	craterings, punchthroughs or other events causing rigs to capsize, sink or otherwise incur significant damage,
•	extensive uncontrolled fires, blowouts, oil spills or other discharges of pollutants causing damage to the environment,
•	machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling operations, and
•	unionization or similar collective actions by our employees or employees of subcontractors causing significant increases in operating costs.

       In addition, many of the hazards and risks associated with our operations, and accidents or other events resulting from such hazards and risks, expose our personnel, as well as personnel of our customers, subcontractors, vendors and other third parties, to risk of personal injury or death.

       We currently maintain broad insurance coverage, subject to certain significant deductibles and levels of self-insurance, but it does not cover all types of losses and in some situations it may not provide full coverage of losses or liabilities resulting from our operations. We have historically maintained insurance coverage for damage to our drilling rigs for amounts not less than the estimated fair market value thereof. However, in the event of total loss, such coverage is unlikely to be sufficient to recover the cost of a newly constructed replacement rig. Additionally, we do not generally maintain business interruption or loss of hire insurance.

       We obtain contractual indemnification from our customers whereby such customers generally agree to protect and indemnify us for liabilities resulting from pollution and damage to the environment, damage to wells, reservoirs and other customer property, control of wild wells, drilling of relief wells and certain personnel injuries. The failure of a customer to meet indemnification obligations, the failure of one or more of our insurance providers to meet claim obligations, or losses or liabilities resulting from uninsured or underinsured events could have a material adverse effect on our financial position, results of operations and cash flows.

       Our contracts generally protect us from certain losses sustained as a result of our negligence. However, losses resulting from contracts that do not contain such protection could have a material adverse affect on our financial position, results of operations and cash flows. Losses resulting from our gross negligence or willful misconduct may not be protected contractually by specific provision or by application of law, and our insurance may not provide adequate protection for such losses.

       Moreover, the cost of many of the types of insurance coverage maintained by us has increased significantly during recent years. In addition, insurance market conditions have resulted in retention of additional risk by us, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates. Further, due to the losses sustained by us and the offshore drilling industry as a consequence of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions which could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we are likely to experience increased cost for available insurance coverage which may impose higher deductibles and limit maximum aggregate recoveries for certain perils such as hurricane related windstorm damage or loss. Our primary insurance policies renew annually effective July 1, and we may modify our risk management program in response to changes in the insurance market, including possible implementation of a captive insurance program or increased risk retention.

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS.

       A significant portion of our contract drilling operations are conducted in foreign countries. Revenues from international operations as a percentage of our total revenues were 59% and 63% in 2005 and 2004, respectively. Our international operations and our international shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, such as the risks of:

•	foreign terrorist acts, war and civil disturbances,
•	expropriation, nationalization or deprivation of our equipment,
•	expropriation or nationalization of a customer's property or drilling rights,
•	repudiation of contracts,
•	assaults on property or personnel,
•	foreign exchange restrictions,
•	foreign currency fluctuations,
•	foreign taxation,
•	limitations on the ability to repatriate income or capital to the United States,
•	changing local and international political conditions, and
•	foreign and domestic monetary policies.

       We have historically maintained insurance coverage and contractual indemnities that protect us from some, but not all, of the risks associated with our foreign operations. However, there can be no assurance that any particular type of insurance coverage will be available in the future or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates. Accordingly, a significant international event for which we are uninsured or underinsured, or for which we fail to recover a contractual indemnity from a customer, could cause a material adverse effect on our financial position, results of operations and cash flows.

       We are subject to various tax laws and regulations in substantially all of the foreign countries in which we operate. We evaluate applicable tax laws and employ various business structures and operating strategies in foreign countries to obtain the optimal level of taxation on our revenues, income, assets and personnel. Actions by foreign tax authorities that impact our business structures and operating strategies, such as changes to tax treaties, laws and regulations, or repeal of same, adverse rulings in connection with audits, or other challenges, may result in substantially increased tax expense.

       Our international operations also face the risk of fluctuating currency values, which can impact revenues and operating costs denominated in foreign currencies. In addition, some of the countries in which we operate have occasionally enacted exchange controls. Historically, we have been able to limit these risks by invoicing and receiving payment in U.S. dollars or freely convertible international currency and, to the extent possible, by limiting acceptance of foreign currency to amounts which approximate our expenditure requirements in such currencies. However, there is no assurance that we will be able to renegotiate such terms in the future. We also use foreign currency purchase options or futures contracts to reduce our exposure to foreign currency risk.

       We currently conduct contract drilling operations in certain countries that have experienced substantial devaluations of their currency compared to the U.S. dollar. However, since our drilling contracts generally stipulate payment wholly or substantially in U.S. dollars, we have experienced no significant losses due to the devaluation of such currencies. However, there is no assurance that we will be able to negotiate such payment terms in the future.

       Our international operations are also subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling rigs. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this government activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so. There can be no assurance that these laws and regulations or activities will not have a material adverse effect on our operations in the future.

COMPLIANCE WITH OR BREACH OF ENVIRONMENTAL LAWS CAN BE COSTLY AND COULD LIMIT OUR OPERATIONS.

       Our operations are subject to local, state, federal and foreign laws and regulations controlling the discharge of materials into the environment, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of the occurrence of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste in the course of our operations. To date, such laws and regulations have not had a material adverse effect on our results of operations and we have not experienced an accident that has exposed us to material liability for discharges of pollutants into the environment. However, there can be no assurance that such laws and regulations or accidents will not expose us to material liability in the future.

       Moreover events in recent years have heightened environmental concerns about the oil and gas industry generally. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in our principal areas of operation have been enacted into law. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in our principal areas of operation or impose environmental protection requirements that materially increase the cost of offshore drilling, exploration, development or production of oil and gas, we could be materially adversely affected.

       The United States Oil Pollution Act of 1990 ("OPA 90"), as amended, and other federal statutes applicable to us and our operations, as well as similar state statutes in Texas, Louisiana and other coastal states, address oil spill prevention and control and significantly expand liability, fine and penalty exposure across many segments of the oil and gas industry. These statutes and related regulations, both federal and state, impose a variety of obligations on us related to the prevention of oil spills and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of fines, penalties and damages. A failure to comply with these statutes, including without limitation, OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance, and could have a material adverse effect on our financial position, results of operations and cash flows.

LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO COSTS OR LIMIT OUR DRILLING ACTIVITY.

       Our operations are affected by political developments and by local, state, federal and foreign laws and regulations that relate directly to the oil and gas industry. The offshore contract drilling industry is dependent on demand for services from the oil and natural gas exploration industry. Accordingly, we will be directly affected by the approval and adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental, safety and other policy reasons. Furthermore, we may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations could adversely affect our operations in the future by limiting drilling opportunities or significantly increasing operating costs.

OUR DRILLING RIG FLEET IS HEAVILY CONCENTRATED IN PREMIUM JACKUP RIGS, WHICH LEAVES US VULNERABLE TO RISKS RELATED TO LACK OF DIVERSIFICATION.

       The offshore contract drilling industry is generally divided into two broad markets: deepwater and shallow water drilling. Broad markets are generally divided into smaller sub-markets based upon various factors, including type of drilling rig. The primary types of drilling rigs include: jackup rigs, semisubmersible rigs, drill ships, platform rigs, barge rigs and submersible rigs. While these market segments are affected by common characteristics, they each have separate market conditions that affect the demand and rates for drilling equipment in that segment. Our current complement of offshore drilling rigs is comprised of 43 premium jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig. Additionally, we have two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction.

       Accordingly, our drilling fleet is heavily concentrated in the premium jackup rig market. If the market for premium jackup rigs should decline relative to the markets for other drilling rig types, our results of operations could be more adversely affected relative to our competitors which may have drilling fleets that are not concentrated in premium jackup rigs.

NEW TECHNOLOGIES MAY CAUSE OUR CURRENT DRILLING METHODS TO BECOME OBSOLETE, RESULTING IN AND ADVERSE EFFECT ON OUR BUSINESS.

       The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we currently use or that we may implement in the future may become obsolete, and we may be adversely affected.

OUR DRILLING RIGS ARE SUSCEPTIBLE TO DAMAGE OR DESTRUCTION BY SEVERE WEATHER.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf Coast Region are located in areas that could cause them to be susceptible to damage and/or total loss by these storms and we have a larger concentration of rigs in the Gulf Coast Region than most of our competitors. Damage caused by high winds and turbulent seas could potentially cause us to curtail operations on such drilling rigs for significant periods of time until damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customer's platforms and other related facilities in the area. To date, our drilling operations in the Gulf of Mexico have not been materially impacted by hurricanes, although we sustained the total loss of one jackup rig in 2004 and one platform rig in 2005 by reason of hurricane damage.

       Due to the losses sustained by us and the offshore drilling industry as a consequence of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions which could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we are likely to experience increased cost for available insurance coverage which may impose higher deductibles and limit maximum aggregate recoveries for certain perils such as hurricane related windstorm damage or loss. Our primary insurance policies renew annually effective July 1, and we may modify our risk management program in response to changes in the insurance market, including possible implementation of a captive insurance program or increased risk retention.

CHANGES IN LAWS, EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR TAX RETURNS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

       Our future effective tax rates could be adversely affected by changes in tax laws both domestically and internationally. Our future effective tax rates could also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

       In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109." The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future effective tax rate volatility.

RIG UPGRADE, ENHANCEMENT AND CONSTRUCTION PROJECTS ARE SUBJECT TO RISKS WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

       We currently have two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction at a shipyard in Singapore. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of other rigs. Rig upgrade, life extension and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	shortages of materials or skilled labor,
•	unforeseen engineering problems,
•	unanticipated actual or purported change orders,
•	work stoppages,
•	financial or operating difficulties of the shipyard upgrading, refurbishing or constructing the rig,
•	adverse weather conditions,
•	unanticipated cost increases,
•	inability to obtain any of the requisite permits or approvals, and
•	additional risks inherent to ship building and ship repairing in a foreign location.

The risks are concentrated in respect of our three rigs currently under construction at one shipyard in Singapore. Significant shipyard project cost overruns or delays could materially and adversely affect our financial condition and results of operations.

FAILURE TO OBTAIN AND RETAIN SKILLED PERSONNEL COULD IMPEDE OUR OPERATIONS.

       We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for drilling operations has intensified as the number of rigs activated or added to worldwide fleets or under construction has increased in the last few years. Specfically, there are over seventy new rigs, primarily jackup rigs, reported to be on order for delivery by the end of 2009, which will require new skilled and other personnel to operate. Although competition for skilled and other labor has not materially affected us to date, the possibility exists that competition for skilled and other labor for operations could limit our results of operations in the future.

       In 2001, we entered into a voluntary agreement with a labor union in the North Sea and have not experienced any significant work stoppages or strikes as a result of labor disputes. Although none of our domestic employees are currently represented by unions, there may be continued labor union efforts to organize offshore employees in the Gulf of Mexico. Unionization or similar collective actions by our employees, domestically and internationally, may adversely impact our cost of labor.

TERRORIST ATTACKS AND MILITARY ACTION COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

       Terrorist acts or acts of war may cause damage to or disruption of our United States or international operations, employees, property and equipment, or customers, suppliers and subcontractors, which could significantly impact our financial position, results of operations and cash flows. Terrorist acts often create many economic and political uncertainties and the potential for future terrorist acts, the national and international responses to terrorism, and other acts of war or hostility could create many economic and political uncertainties, including an impact upon oil and gas drilling, exploration and development, which could adversely affect our business in ways that cannot readily be determined.

Item 1B. Unresolved Staff Comments The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2. Properties Contract Drilling The following table provides certain information about the Company's drilling rig fleet as of February 15, 2006: JACKUP RIGS
Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
North America
ENSCO 60	1981/2003	Lev 111-C	300'/25,000'	Gulf of Mexico	Newfield
ENSCO 68	1976/2004	MLT 116-CE	400'/30,000'	Gulf of Mexico	Tana
ENSCO 69	1976/1995	MLT 84-S	400'/25,000'	Gulf of Mexico	Committed(1)
ENSCO 74	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Dominion
ENSCO 75	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Tarpon
ENSCO 81	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Hunt Petroleum
ENSCO 82	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Chevron
ENSCO 83	1979	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Gryphon
ENSCO 84	1981/2005	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Apache
ENSCO 86	1981/2006	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	Shipyard(2)
ENSCO 87	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Committed(3)
ENSCO 89	1982/2005	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Unocal
ENSCO 90	1982/2002	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Apache
ENSCO 93	1982/2002	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Hunt Oil
ENSCO 98	1977/2003	MLT 82 SD-C	250'/25,000'	Gulf of Mexico	Stone
ENSCO 99	1985/2005	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 105	2002	KFELS MOD V-B	400'/30,000'	Gulf of Mexico	Dominion
Europe/Africa
ENSCO 70	1981/1996	Hitachi K1032N	250'/30,000'	United Kingdom	ATP
ENSCO 71	1982/1995	Hitachi K1032N	225'/25,000'	Denmark	Maersk
ENSCO 72	1981/1996	Hitachi K1025N	225'/25,000'	Netherlands	Total
ENSCO 80	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	ConocoPhillips
ENSCO 85	1981/1995	MLT 116-C	225'/25,000'	United Kingdom	Newfield
ENSCO 92	1982/1996	MLT 116-C	225'/25,000'	United Kingdom	ConocoPhillips
ENSCO 100	1987/2000	MLT 150-88-C	350'/30,000'	Nigeria	ExxonMobil
ENSCO 101	2000	KFELS MOD V-A	400'/30,000'	United Kingdom	Tullow
ENSCO 102	2002	KFELS MOD V-A	400'/30,000'	United Kingdom	ConocoPhillips
Asia Pacific
ENSCO 50	1983/1998	F&G L-780 MOD II-C	300'/25,000'	India	British Gas
ENSCO 51	1981/2002	F&G L-780 MOD II-C	300'/25,000'	Brunei	Shell
ENSCO 52	1983/1997	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Petronas Carigali
ENSCO 53	1982/1998	F&G L-780 MOD II-C	300'/25,000'	India	British Gas
ENSCO 54	1982/1997	F&G L-780 MOD II-C	300'/25,000'	Qatar	Ras Gas
ENSCO 56	1982/1997	F&G L-780 MOD II-C	300'/25,000'	New Zealand	Committed(4)
ENSCO 57	1982/2003	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Murphy
ENSCO 67	1976/2005	MLT 116-CE	400'/30,000'	Australia	ROC Oil
ENSCO 76	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 88	1982/2004	MLT 82 SD-C	250'/25,000'	Qatar	Ras Gas
ENSCO 94	1981/2001	Hitachi 250-C	250'/25,000'	Qatar	Ras Gas
ENSCO 95	1981/2005	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 96	1982/1997	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 97	1980/1997	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 104	2002	KFELS MOD V-B	400'/30,000'	Indonesia	Premier

Rig Name	Year Built/ Rebuilt	Rig Make	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
Asia Pacific (Continued)
ENSCO 106	2005	KFELS MOD V-B	400'/30,000'	Australia	Apache
ENSCO 107	2006	KFELS MOD V-B	400'/30,000'	Singapore	Committed(5)
ENSCO 108	2007	KFELS MOD V-B	400'/30,000'	Singapore	Under construction(6)

ULTRA-DEEPWATER SEMISUBMERSIBLE RIGS
Rig Name	Year Built	Rig Type	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer

ENSCO 7500	2000	Dynamically Positioned	8,000'/30,000'	Gulf of Mexico	Chevron
ENSCO 8500	2008	Dynamically Positioned	8,500'/35,000'	Singapore	Under construction(6)
ENSCO 8501	2009	Dynamically Positioned	8,500'/35,000'	Singapore	Under construction(6)

BARGE RIG
Rig Name	Year Built	Maximum Drilling Depth	Current Location	Current Customer

ENSCO I	1999	30,000'	Indonesia	Total

PLATFORM RIG
Rig Name	Year Built/ Rebuilt	Maximum Drilling Depth	Current Location	Current Customer

ENSCO 25	1980/1998	30,000'	Gulf of Mexico	Chevron

(1)	ENSCO 69 is in a Gulf of Mexico shipyard preparing for a long-term contract with ConocoPhillips in Venezuela that is scheduled to commence in March 2006.
(2)	ENSCO 86 is in a shipyard undergoing enhancement procedures.
(3)	ENSCO 87 is in a shipyard undergoing enhancement procedures and is scheduled to commence a contract with Hunt Petroleum in March 2006.
(4)	ENSCO 56 is mobilizing to New Zealand where it is expected to commence a long-term contract in March 2006.
(5)	On January 23, 2006, the Company accepted delivery of ENSCO 107 which is scheduled to commence drilling operations with various operators in March 2006 in Malaysia.
(6)	For additional information concerning the two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction, see "Outlook" section included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The ENSCO 8500 and ENSCO 8501 are subject to long-term drilling contracts of four years and three and one half years, respectively. ENSCO 108 is scheduled to commence a one year contract upon construction completion.

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

       Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackup rigs are generally preferred over other rig types in water depths of 400 feet or less, primarily because jackup rigs provide a more stable drilling platform with above water blowout prevention equipment. All of the Company's jackup rigs are of the independent leg design. All but one of the Company's jackup rigs are equipped with cantilevers, which allow the drilling equipment to extend outward from their hulls over fixed platforms enabling drilling of both exploratory and development wells. The jackup rig hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment.

       A semisubmersible rig is a floating offshore drilling unit with pontoons and columns that, when flooded with water, cause the unit to be partially submerged to a predetermined depth. Semisubmersible rigs can be held in a fixed location over the ocean floor by being either anchored to the sea bottom with mooring chains or dynamically positioned by computer-controlled propellers, or "thrusters." ENSCO 7500, which is capable of drilling in water depths up to 8,000 feet, is a dynamically positioned rig, but it also can be adapted for moored operations. ENSCO 8500 and ENSCO 8501 will be enhanced versions of the ENSCO 7500. The ENSCO 8500 SeriesTM rigs will be capable of drilling in up to 8,500 feet of water, and can readily be upgraded to 10,000 feet water-depth capability if required. Enhancements over ENSCO 7500 include a two million pound quad derrick, offline pipe handling capability, increased drilling capacity, greater variable deck load, and improved automatic station keeping ability. With these features, the ENSCO 8500 SeriesTM rigs will be especially well-suited for deepwater development drilling.

       Barge rigs are towed to the drilling location and are held in place by anchors while drilling activities are conducted. The Company's barge rig has all of the crew quarters, storage facilities and related equipment mounted on the floating barge, with the drilling equipment cantilevered from the stern of the barge.

       Platform rigs are designed to be temporarily installed on permanently constructed customer offshore platforms. The platform rig sections are lifted onto the offshore platforms with heavy lift cranes. A platform rig typically remains at a location for a longer period of time than a jackup rig, because several wells can be drilled from a single offshore platform.

       Over the life of a typical rig, several of the major components are replaced due to normal wear and tear or due to technological advancements in drilling equipment. All of the Company's rigs are in good condition. As of February 15, 2006, the Company owns all of the rigs in its fleet.

Discontinued Operations

       During September 2005, the ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss ("CTL") under the terms of the Company's insurance policies. During 2005, the Company sold the ENSCO 26 platform rig and six South America/Caribbean barge rigs. In April 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a CTL due to damage sustained by the rig during Hurricane Ivan in September 2004. The aforementioned rigs are not included in the Company's drilling fleet noted in the table above and their operating results have been reclassified as discontinued operations. See Note 10 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's discontinued operations.

Other Property

       The Company leases its executive offices in Dallas, Texas. The Company owns offices and other facilities in Louisiana and Scotland. In addition to its executive offices, the Company currently rents office space domestically in Houston, Texas, and internationally in Australia, Brunei, Denmark, Dubai, India, Indonesia, Malaysia, Nigeria, Qatar, Saudi Arabia, Singapore, Thailand and Venezuela.

Item 3.  Legal Proceedings

       In September 2005, the Company received summonses from the Lancaster Magistrates' Court charging violations of the U.K. Health and Safety at Work Act in connection with a fatal injury sustained by an employee on one of its rigs during May 2003. Should criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter, and does not believe the resolution of these charges to have a material adverse effect on its financial position, results of operations or cash flows.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi, involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are at a very preliminary stage during which the plaintiffs are required to submit "Fact Sheets", which presumably would establish if they have a cause of action which merits review by the courts and, if so, whether the courts in question have jurisdiction to hear their claims. Inasmuch as not all plaintiffs have filed their "Fact Sheets" and others who have are the focus of motions to either transfer, sever and/or dismiss their claims, the Company has not been able to determine the number of plaintiffs with claims that may have been employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company has filed responsive pleadings preserving all defenses and challenges to jurisdiction or venue, and intends to vigorously defend against the litigation. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on the financial position, results of operations or cash flows of the Company

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities

       The following table sets forth the high and low sales prices for each period indicated for the Company's common stock, $.10 par value, for each of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2005 High	$41.42	$39.49	$47.85	$50.34	$50.34
2005 Low	$30.32	$29.25	$35.22	$39.42	$29.25

2004 High	$30.79	$29.16	$33.15	$34.15	$34.15
2004 Low	$26.35	$24.95	$26.95	$28.25	$24.95

       The Company's common stock (Symbol: ESV) is traded on the New York Stock Exchange. At February 1, 2006, there were 1,143 stockholders of record of the Company's common stock.

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997 and has continued to pay such quarterly dividends through December 31, 2005. Cash dividends totaling $.10 per share were paid in both 2005 and 2004. The Company currently intends to continue paying quarterly dividends for the foreseeable future. However, the final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's profitability, liquidity, financial condition, reinvestment opportunities and capital requirements.

       For information concerning common stock to be issued in connection with the Company's equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

       Following is a summary of all repurchases by the Company of its common stock during the three month period ended December 31, 2005:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

October	--	--	--	--
November	862	$44.86	--	--
December	7,755	$46.98	--	--

Total	8,617	$46.76	--	--

All of the shares repurchased during the three month period ended December 31, 2005 were surrendered by employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants.

Item 6.  Selected Financial Data

       The selected financial data set forth below for each of the years in the five-year period ended December 31, 2005 has been derived from the Company's audited consolidated financial statements. The Company acquired Chiles Offshore Inc. ("Chiles"), on August 7, 2002 and the selected financial data includes the results of Chiles from the acquisition date. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Consolidated Statement of Income Data
Revenues	$1,046.9	$740.6	$742.3	$602.4	$655.8
Operating expenses
Contract drilling	454.4	406.1	420.8	315.5	271.4
Depreciation and amortization	154.8	134.7	119.5	97.9	92.5
Impairment of assets	--	--	--	--	9.2
General and administrative	25.8	26.3	22.0	18.6	16.8

Operating income	411.9	173.5	180.0	170.4	265.9
Other expense, net	(20.7)	(33.6)	(32.8)	(23.1)	(25.5)

Income from continuing operations before income taxes	391.2	139.9	147.2	147.3	240.4
Provision for income taxes	107.3	35.2	43.3	41.2	65.3

Income from continuing operations	283.9	104.7	103.9	106.1	175.1

Income (loss) from discontinued operations(1)	10.3	(1.9)	4.4	(46.8)	32.2

Net income	$294.2	$102.8	$108.3	$59.3	$207.3

Earnings (loss) per share - basic
Continuing operations	$1.87	$.70	$.69	$.75	$1.28
Discontinued operations	.07	(.02)	.03	(.33)	.23

	$1.94	$.68	$.72	$.42	$1.51

Earnings (loss) per share - diluted
Continuing operations	$1.86	$.70	$.69	$.75	$1.27
Discontinued operations	.07	(.02)	.03	(.33)	.23

	$1.93	$.68	$.72	$.42	$1.50

Weighted average common shares outstanding:
Basic	151.7	150.5	149.6	140.7	136.9
Diluted	152.4	150.6	150.1	141.4	137.9

Cash dividends per common share	$.10	$.10	$.10	$.10	$.10

Consolidated Balance Sheet Data
Working capital	$347.0	$277.9	$355.9	$189.2	$312.0
Total assets	3,617.9	3,322.0	3,183.0	3,061.5	2,323.8
Long-term debt, net of current portion	475.4	527.1	549.9	547.5	462.4
Stockholders' equity	2,533.2	2,181.9	2,081.1	1,967.0	1,440.2
Cash flow from continuing operations	355.7	247.8	273.2	180.3	363.6

(1)	See Note 10 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 46 drilling rigs, including 43 jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig. Additionally, the Company has two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       Financial operating results in the offshore contract drilling industry have historically been very cyclical and are primarily related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond the control of the Company. Offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such spending fluctuations result from many factors, including:

•	demand for oil and gas,
•	regional and global economic conditions and expected changes therein,
•	political, social and legislative environments in the U.S. and other major oil-producing countries,
•	production levels and related activities of OPEC and other oil and gas producers,
•	technological advancements that impact the methods or cost of oil and gas exploration and development, and
•	the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming and costly to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly. Certain events, such as hurricanes, may impact the supply of rigs in a particular market and cause rapid fluctuations in rig demand, utilization and day rates.

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

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North America, Europe/Africa, Asia Pacific (which includes Asia, the Middle East, Australia and New Zealand) and South America/Caribbean. The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may generally be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's North America offshore drilling operations are conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions in this region. During the first half of 2003, the supply of jackup rigs in the Gulf of Mexico was in excess of a declining demand as oil and gas companies focused more of their spending on international projects. This imbalance led to a further reduction of day rates from already-reduced historical levels. During the second half of 2003, day rates for Gulf of Mexico jackup rigs began to improve as the supply of jackup rigs declined after some of the Company's competitors mobilized rigs to international markets in response to contract opportunities.

       In 2004, the supply of jackup rigs in the Gulf of Mexico declined further as the Company and some of its competitors mobilized additional rigs to international markets. Additionally, demand improved significantly during the second half of 2004 due to increased spending by oil and gas companies. Even though day rate trends were mixed during the first six months of 2004, with day rates for the larger premium jackup rigs decreasing slightly from year-end 2003 levels due to a modest oversupply of larger rigs, average day rates for jackup rigs in the Gulf of Mexico improved significantly during the second half of 2004, due to both the reduced supply of rigs and increased spending by oil and gas companies.

       During 2005, day rates of Gulf of Mexico jackup rigs continued to increase as a result of a further reduction in the supply of available rigs in the region and increased demand. The supply of jackup rigs began to tighten in mid 2005 as several of the Company's competitors announced the planned departure of rigs contracted outside the region. These rigs became unavailable during the latter half of 2005 to prepare for mobilization outside the region. Additionally, Hurricane Katrina and Hurricane Rita disrupted drilling operations and severely damaged or destroyed several rigs operating in the region thereby reducing the number of available rigs even further. The demand for Gulf of Mexico jackup rigs continued to strengthen during 2005 as oil and gas companies increased spending due to an increasing global demand for oil coupled with record level oil and natural gas prices.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe where jackup rig demand and day rates remained fairly stable over the first half of 2003, as the impact of reduced spending by oil and gas companies was offset by a reduction in the supply of rigs after some of the Company's competitors mobilized rigs to stronger markets. During the second half of 2003, reduced oil and gas company spending resulted in limited term work opportunities and jackup day rates in Europe declined. During 2004, demand and day rates for jackup rigs in this region generally remained at reduced levels until the fourth quarter when demand and day rates began to improve. During 2005, day rates continued to improve as high oil and natural gas prices as well as an increasing global demand for oil have resulted in increased spending by oil and gas companies.

       Demand for jackup rigs in most Asia Pacific region markets was strong during 2003 and 2004, as many of the major international and government-owned oil companies increased spending in those markets. However, Asia Pacific region day rates remained relatively stable during this period as the Company and some of its competitors mobilized additional rigs to the region in response to the increased demand. Demand continued to strengthen during 2005 and increased activity levels absorbed the additional rigs mobilized to the region and improved day rates.

RESULTS OF OPERATIONS

       In recent years, the Company has disposed of several assets, including the sale of its 27-vessel marine transportations fleet in 2003, the exchange of three rigs in connection with a construction agreement in 2004, the sale of six barge rigs and a platform rig in 2005, and the loss of two rigs as a result of damage caused by hurricanes, one in 2004 and the other in 2005. The operating results of these assets have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three year-period ended December 31, 2005. (See "Discontinued Operations" below for further information regarding the operating results and disposal of these assets.)

The Company's consolidated operating results for each of the years in the three-year period ended December 31, 2005, are as follows (in millions):

	2005	2004	2003

Revenues	$1,046.9	$740.6	$742.3
Operating expenses
Contract drilling	454.4	406.1	420.8
Depreciation and amortization	154.8	134.7	119.5
General and administrative	25.8	26.3	22.0

Operating income	411.9	173.5	180.0
Other expense, net	(20.7)	(33.6)	(32.8)
Provision for income taxes	107.3	35.2	43.3

Income from continuing operations	283.9	104.7	103.9
Income (loss) from discontinued operations	10.3	(1.9)	4.4

Net income	$294.2	$102.8	$108.3

       In 2005, net income increased by $191.4 million, or 186%, and operating income increased by $238.4 million, or 137%, as compared to 2004. The increases are primarily due to improved average day rates for the Company's jackup rigs and ENSCO 7500 and improved utilization of the Europe/Africa jackup rigs and ENSCO 7500, as compared to the prior year period.

       In 2004, net income for the Company decreased by $5.5 million, or 5%, and operating income decreased by $6.5 million, or 4%, as compared to 2003. These decreases are due primarily to reduced utilization and average day rates for the Europe/Africa jackup rigs and ENSCO 7500, partially offset by increased average day rates for the North America jackup rigs and increased operating days for the Asia Pacific jackup rigs.

       Detailed explanations of the Company's operating results for each of the years in the three-year period ended December 31, 2005, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenues and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for each of the years in the three-year period ended December 31, 2005 (in millions, except utilization and day rates):

	2005	2004	2003
Revenues
Jackup rigs:
North America	$362.2	$243.2	$201.8
Europe/Africa	241.5	146.0	179.7
Asia Pacific	354.9	268.8	233.3
South America/Caribbean	4.0	31.5	32.4

Total jackup rigs	962.6	689.5	647.2
Semisubmersible rig - North America	52.0	23.8	66.2
Barge rig - Asia Pacific	19.7	18.0	19.5
Platform rig - North America	12.6	9.3	9.4

Total	$1,046.9	$740.6	$742.3

Contract Drilling Expense
Jackup rigs:
North America	$130.9	$131.3	$137.7
Europe/Africa	112.5	95.8	99.2
Asia Pacific	170.4	136.2	134.1
South America/Caribbean	2.8	12.5	13.3

Total jackup rigs	416.6	375.8	384.3
Semisubmersible rig - North America	21.3	15.8	19.4
Barge rig - Asia Pacific	9.4	8.9	11.4
Platform rig - North America	7.1	5.6	5.7

Total	$454.4	$406.1	$420.8

	2005	2004	2003

Rig utilization(1)
Jackup rigs
North America	85%	85%	86%
Europe/Africa	96%	82%	93%
Asia Pacific	84%	82%	82%
South America/Caribbean	100%	97%	99%

Total jackup rigs	87%	84%	86%
Semisubmersible rig - North America	86%	51%	96%
Barge rig - Asia Pacific	98%	100%	99%
Platform rig	99%	100%	99%

Total	87%	84%	87%

Average day rates(2)
Jackup rigs
North America	$ 67,725	$ 41,800	$ 31,445
Europe/Africa	84,441	60,542	64,615
Asia Pacific	69,506	63,226	63,154
South America/Caribbean	77,589	87,529	86,381

Total jackup rigs	71,694	53,570	47,236
Semisubmersible rig - North America	161,527	123,988	188,335
Barge rig - Asia Pacific	52,684	48,317	41,333
Platform rig	35,848	29,401	28,161

Total	$ 72,721	$ 53,939	$ 51,687

(1)	Utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Jackup rigs:
North America(1)	17	17	20
Europe/Africa(2)	9	8	8
Asia Pacific(1)(2)(3)(4)	16	15	12
South America/Caribbean(3)	--	1	1

Total jackup rigs	42	41	41
Semisubmersible rig - North America	1	1	1
Barge rig - Asia Pacific	1	1	1
Platform rig - North America	1	1	1

Total(5)	45	44	44

(1)	During 2004, the Company mobilized three jackup rigs from the Gulf of Mexico to the Asia Pacific region.
(2)	At December 31, 2005, ENSCO 102 was en route from the Asia Pacific region to the United Kingdom and it commenced a one-year contract in February 2006.
(3)	During 2005, the Company mobilized ENSCO 76 from Trinidad and Tobago to Saudi Arabia to commence a three-year contract in September 2005.
(4)	Upon completion of its construction in the first quarter of 2005, the Company acquired ENSCO 106 from a joint venture in which the Company held a 25% interest.
(5)	The total number of rigs for each period excludes rigs reclassified as discontinued operations (See Note 10 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's discontinued operations), and rigs under construction at December 31, 2005 (ENSCO 107, ENSCO 108, ENSCO 8500 and ENSCO 8501).

   North America Jackup Rigs

       In 2005, revenues for the North America jackup rigs increased by $119.0 million, or 49%, and contract drilling expense decreased by $400,000, as compared to 2004. The increase in revenues is due primarily to a 62% increase in average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet resulting from the relocation of three jackup rigs from the Gulf of Mexico in 2004. The significant increase in average day rates is primarily attributable to a reduction in the supply of available rigs in the region and increased demand. The decrease in the supply of jackup rigs was partially due to several of the Company's competitors' rigs being taken out of operation in the second half of 2005 to prepare for international contract commitments. Additionally, Hurricane Katrina and Hurricane Rita disrupted drilling operations and severely damaged or destroyed several rigs operating in the region thereby reducing the number of available rigs even further. Demand increased due to higher levels of spending by oil and gas companies resulting from an increasing global demand for oil coupled with record level oil and natural gas prices. The slight decrease in contract drilling expense is primarily attributable to $4.0 million of costs incurred during the second quarter of 2004 relating to the termination of a rig transportation contract associated with the delayed relocation of two jackup rigs from the Gulf of Mexico to the Middle East and to the reduced size of the fleet in 2005, partially offset by an increase in repair costs and the receipt of a $500,000 insurance premium rebate in the prior year third quarter, which resulted from the low level of claims experienced during the Company's prior policy year.

       In 2004, revenues for the North America jackup rigs increased by $41.4 million, or 21%, and contract drilling expense decreased by $6.4 million, or 5%, as compared to 2003. The increase in revenues is due primarily to a 33% increase in the average day rates, partially offset by decreased revenue attributable to the reduced size of the Company's North America jackup rig fleet in 2004 as noted above. The significant increase in average day rates is primarily attributable to a reduction in supply of Gulf of Mexico jackup rigs resulting from the relocation of several rigs by the Company and its competitors to international markets in the latter half of 2003 and in 2004. The decrease in contract drilling expense is primarily attributable to the reduced size of the fleet in 2004 and reduced insurance costs, partially offset by $4.0 million of costs incurred in 2004 in connection with the termination of a rig transportation contract as noted above and increased personnel costs.

   Europe/Africa Jackup Rigs

       In 2005, revenues for the Europe/Africa jackup rigs increased by $95.5 million, or 65%, and contract drilling expense increased by $16.7 million, or 17%, as compared to 2004. The increase in revenues is primarily attributable to a 39% increase in average day rates and an increase in utilization to 96% in 2005 from 82% in 2004. The improvement in day rates and utilization is attributable to increased spending by oil and gas companies. Contract drilling expense increased due to increased utilization and an increase in reimbursable expenses.

       In 2004, revenues for the Europe/Africa jackup rigs decreased by $33.7 million, or 19%, and contract drilling expense decreased by $3.4 million, or 3%, as compared to 2003. The decrease in revenues is primarily attributable to a 6% decrease in the average day rates and a reduction in utilization to 82% in 2004 from 93% in 2003. The decrease in average day rates and utilization is due to market weakness in the North Sea that began during the latter part of 2003 and continued throughout 2004. Contract drilling expense decreased from the prior year period primarily due to reduced repair and insurance costs as well as $900,000 of expenses associated with a crane failure during the prior year, partially offset by increased personnel costs.

   Asia Pacific Jackup Rigs

       In 2005, revenues for the Asia Pacific jackup rigs increased by $86.1 million, or 32%, and contract drilling expense increased by $34.2 million, or 25%, as compared to 2004. The increase in revenues is primarily due to the increased size of the Asia Pacific jackup rig fleet. The Company relocated three rigs to the Asia Pacific region during the second and third quarters of 2004, which commenced operations after completing enhancement and contract preparation procedures. Additionally, the Company acquired ENSCO 106 in February 2005, which commenced operations shortly thereafter. Contract drilling expense increased primarily due to the increased size of the Asia Pacific jackup rig fleet in 2005.

       In 2004, revenues for the Asia Pacific jackup rigs increased by $35.5 million, or 15%, and contract drilling expense increased by $2.1 million, or 2%, as compared to 2003. The increase in revenues is primarily due to improved utilization and increased revenues associated with reimbursed costs. The Company relocated three rigs to the Asia Pacific region during 2004, including two rigs that underwent enhancement procedures until year-end 2004, and a third rig that commenced operations in November 2004 after completing enhancement procedures. Excluding the impact of these three rigs, utilization of the remaining 12 rigs in the Asia Pacific jackup rig fleet increased to 93% in 2004 from 82% in 2003. The improved utilization resulted from a reduction in the amount of time rigs spent in shipyards undergoing enhancements and contract preparation during 2004 compared to 2003. The increase in contract drilling expense is primarily attributable to $6.7 million of costs associated with the three rigs added to the Asia Pacific fleet in 2004, the impact of increased utilization of the remaining rigs in the fleet and increased mobilization and reimbursable expenses, partially offset by a $13.4 million decrease in costs associated with the ENSCO 102 joint venture charter operations, which ceased effective January 31, 2004 upon ENSCO's acquisition of the rig from the joint venture, and a decrease in insurance expense. (See "Off-Balance Sheet Arrangements" for further information on the Company's joint venture arrangements.)

   South America/Caribbean Jackup Rig

       In 2005, revenues for the South American/Caribbean jackup rig decreased by $27.5 million, or 87%, and contract drilling expense decreased by $9.7 million, or 78%, as compared to 2004. The decrease in revenues and contract drilling expense is due to the completion of a long-term contract in February 2005 and the subsequent mobilization of ENSCO 76 from Trinidad and Tobago, compared to operating at near full utilization during the prior year period.

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

   North America Semisubmersible Rig

       In 2005, revenues for ENSCO 7500 increased by $28.2 million, or 118%, and contract drilling expense increased by $5.5 million, or 35%, as compared to 2004. The increase in revenues and contract drilling expense is attributable to the rig being idle while undergoing minor improvements, regulatory inspection and maintenance procedures during approximately six months of 2004.

       In 2004, revenues for ENSCO 7500 decreased by $42.4 million, or 64%, and contract drilling expense decreased by $3.6 million, or 19%, as compared to 2003, as the rig completed an approximate three-year contract in the first quarter of 2004 and was idle approximately six months as discussed above.

   Asia Pacific Barge Rig

       In 2005, revenues for the Asia Pacific barge rig, which is currently located in Indonesia, increased by $1.7 million, or 9%, and contract drilling expense increased by $500,000, or 6%, as compared to 2004. The increase in revenues is primarily due to a 9% increase in the average day rate of ENSCO I. The increase in contract drilling expense is primarily due to increased repair, maintenance and supply costs.

       In 2004, revenues for the Asia Pacific barge rig decreased by $1.5 million, or 8%, and contract drilling expense decreased by $2.5 million, or 22%, as compared to 2003. The decrease in revenues is primarily due to a $4.0 million decrease in revenues associated with mobilization and other customer reimbursements relating to costs associated with initial contract operations in 2003, partially offset by a 17% increase in the average day rate of ENSCO I. The decrease in contract drilling expense is due primarily to a reduction in the aforementioned reimbursed costs.

   North America Platform Rig

       In 2005, revenues for the North America platform rig increased by $3.3 million, or 35%, and contract drilling expense increased by $1.5 million, or 27%, as compared to 2004. The increase in revenues is primarily due to a 22% increase in the average day rate of ENSCO 25. The increase in contract drilling expense is primarily due to an increase in personnel, repair and maintenance, and reimbursable expenses. In 2004, revenues and contract drilling expense for the North America platform rig were comparable to 2003.

Depreciation and Amortization

       Depreciation and amortization expense for 2005 increased by $20.1 million, or 15%, as compared to 2004. The increase is primarily attributable to depreciation on capital enhancement projects completed in 2005 and 2004 and depreciation on ENSCO 106, which was acquired in February 2005.

       Depreciation and amortization expense for 2004 increased by $15.2 million, or 13%, as compared to 2003. The increase is primarily attributable to depreciation on capital enhancement projects completed in 2004 and 2003 and depreciation on ENSCO 102, which was acquired in January 2004.

General and Administrative

       General and administrative expense for 2005 decreased by $500,000, or 2%, as compared to 2004. The decrease is primarily attributable to non-recurring costs incurred in 2004 related to information systems consulting services, Sarbanes-Oxley Act compliance initiatives and other projects, partially offset by an increase in personnel costs in 2005.

       General and administrative expense for 2004 increased by $4.3 million, or 20%, as compared to 2003. The increase is primarily attributable to increased personnel costs, audit fees and consulting services related to information systems, the Sarbanes-Oxley Act and other projects, offset in part by a decrease resulting from a $1.1 million payment of one-time severance costs during the first quarter of 2003 under an employment contract assumed in connection with a prior acquisition.

Other Income (Expense) The components of other income (expense) for each of the years in the three-year period ended December 31, 2005, is as follows (in millions):

	2005	2004	2003

Interest income	$7.0	$3.7	$3.4
Interest expense, net:
Interest expense	(37.7)	(40.5)	(38.7)
Capitalized interest	8.9	3.9	2.0

	(28.8)	(36.6)	(36.7)
Other, net	1.1	(.7)	.5

	$(20.7)	$(33.6)	$(32.8)

       Interest income increased by $3.3 million in 2005, as compared to 2004, due to higher average interest rates. Interest income increased by $300,000 in 2004, as compared to 2003, due to higher average cash balances invested.

       Interest expense decreased by $2.8 million in 2005, as compared to 2004, due primarily to a decrease in outstanding debt. Interest expense increased by $1.8 million in 2004, as compared to 2003, due primarily to a minor increase in average effective interest rates.

       Capitalized interest increased by $5.0 million in 2005, as compared to 2004 due to an increase in the amount invested in rig construction and enhancement projects, primarily the ENSCO 107, ENSCO 108 and ENSCO 8500 construction projects and the enhancement projects associated with ENSCO 67 and ENSCO 87. Capitalized interest increased by $1.9 million in 2004, as compared to 2003, due to an increase in the amount invested in rig construction and enhancement projects, primarily the ENSCO 107 construction project and the enhancement projects associated with ENSCO 68, ENSCO 88 and ENSCO 67.

       Other, net for 2005 includes a $3.1 million net gain related to the resolution of insurance claims associated with the damage sustained on ENSCO 64 and ENSCO 25 in the Gulf of Mexico during Hurricane Ivan in September 2004 and foreign currency translation gains of $700,000, partially offset by a $2.4 million expense for the unamortized discount and redemption premium incurred upon the redemption of the Company's 5.63% bonds on June 15, 2005 (See Note 4 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), and a $500,000 loss for the insurance deductible related to damage sustained on the Company's rigs located in the Gulf of Mexico during Hurricane Katrina in September 2005. (See Note 11 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding hurricane insurance claims.)

       Other, net for 2004 consists primarily of a $5.5 million loss for the insurance deductible related to damages sustained on ENSCO 64 and ENSCO 25 during Hurricane Ivan in the Gulf of Mexico, partially offset by a $3.9 million gain resulting from the settlement of an insurance claim related to ENSCO 7500 hull repairs and lost revenue in the first quarter of 2002 and net foreign currency translation gains of $900,000.

       Other, net for 2003 consists primarily of a $3.0 million gain related to the receipt and sale of shares of common stock of Prudential Financial, Inc. The shares were issued to the Company as a result of the Company's previous purchase of a Group Annuity Contract upon termination of a predecessor consolidated pension plan and the conversion of Prudential Financial, Inc. from a mutual company to a stock company. Other net for 2003 also includes $1.9 million of foreign currency translation losses and a loss of $300,000 related to the decline in fair value of certain treasury rate lock agreements obtained in connection with a prior acquisition. (See "Market Risk" for further information on the treasury rate lock agreements.)

Provision for Income Taxes

       The Company recorded income tax expense of $107.3 million and $35.2 million in the years ended December 31, 2005 and 2004, respectively. The $72.1 million increase in the income tax provision from 2004 to 2005 is primarily attributable to increased profitability and an increase in the effective income tax rate, partially offset by the impact of a $6.5 million net benefit included in the income tax provision for the year ended December 31, 2005 that results primarily from the resolution of various issues in connection with an audit by tax authorities of the Company's 2002 and 2003 U.S. tax returns and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary.

       The Company's effective income tax rate increased to 27.4% in 2005 from 25.2% in 2004. The income tax rates imposed in the tax jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one tax jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of the Company's earnings generated in tax jurisdictions with higher tax rates and lower tax rates.

       The Company recorded income tax expense of $35.2 million and $43.3 million in the years ended December 31, 2004 and 2003, respectively. The $8.1 million decrease in the income tax provision from 2003 to 2004 is primarily attributable to reduced profitability of the Company in addition to a decrease in effective tax rate to 25.2% in 2004 from 29.4% in 2003. The decrease in effective tax rate is due primarily to an increase in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company will receive the rig's net insured value of $10.0 million. The $7.5 million carrying value of the rig remains classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The Company expects to record the disposal of the rig in the first quarter of 2006 and recognize a pre-tax gain equivalent to the excess of the insurance proceeds received over the carrying value of the rig. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig for $12.0 million and recognized a minimal gain. The operating results of ENSCO 26 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the year ended December 31, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's full insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for year ended December 31, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       In February 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new ultra-high specification jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their aggregate net book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2004.

       In February 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized in April 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the transaction, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for year ended December 31, 2003. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the year ended December 31, 2003.

       Following is a summary of income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2005 (in millions):

	2005	2004	2003
Revenues
Contract drilling	$15.0	$30.0	$48.5
Marine transportation	--	--	7.6

	15.0	30.0	56.1
Operating expenses and other
Contract drilling	20.1	31.5	46.4
Marine transportation	--	--	12.2

	20.1	31.5	58.6

Operating loss before income taxes	(5.1)	(1.5)	(2.5)
Income tax benefit (expense)	1.5	(.4)	2.8
Gain on disposal of discontinued operations, net	13.9	--	4.1

Income (loss) from discontinued operations	$10.3	$(1.9)	$4.4

There is no debt or interest expense allocated to the Company's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

       Although the Company's business is cyclical, the Company has historically relied on its cash flow from continuing operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial majority of the Company's cash flow is invested in the expansion and enhancement of its fleet of drilling rigs.

       During the three-year period ended December 31, 2005, the Company's primary sources of cash included an aggregate $876.7 million generated from continuing drilling operations, an aggregate $226.2 million from the disposition of assets, including $132.9 million from the disposal or insurance recovery related to various discontinued operations in 2005 and $78.8 million from the sale of its marine transportation fleet in 2003, and $87.4 million from the exercise of stock options. During the three-year period ended December 31, 2005, the Company's primary uses of cash included an aggregate $997.1 million for the acquisition, construction, enhancement and other improvement of drilling rigs and an aggregate $112.6 million for repayment of loans.

       Detailed explanations of the Company's liquidity and capital resources for each of the years in the three-year period ended December 31, 2005 are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2005 are as follows (in millions):

	2005	2004	2003

Cash flow from continuing operations	$355.7	$247.8	$273.2

Capital expenditures on continuing operations:
Rig acquisition	$80.5	$94.6	$--
New construction	139.3	1.6	1.0
Enhancements	208.0	161.8	139.6
Minor upgrades and improvements	50.3	46.5	45.1

	$478.1	$304.5	$185.7

       Cash flow from continuing operations in 2005 increased by $107.9 million, or 44%, from 2004. The increase resulted primarily from a $253.9 million increase in cash receipts from drilling services partially offset by a $23.7 million increase in cash payments for contract drilling expenses and a $129.2 million increase in cash payments related to income taxes.

       Cash flow from continuing operations in 2004 decreased by $25.4 million, or 9%, from 2003. The decrease resulted primarily from a $18.8 million decrease in cash receipts from drilling services, a $7.1 million increase in income tax payments and $5.1 million of cash payments in 2004 related to the recovery and damage analysis of ENSCO 64, partially offset by a $3.7 million decrease in cash payments associated with contract drilling expenses and a $4.9 million decrease in interest payments. ENSCO 64 was severely damaged by Hurricane Ivan in September 2004 and the payments made in connection with its recovery and damage analysis were substantially recovered from insurance proceeds received after the rig was declared a constructive total loss in 2005.

       The Company continues to expand the size and quality of its fleet of drilling rigs. During the past three years, the Company has invested $509.4 million upgrading the capability and extending the service lives of its drilling rigs as part of its enhancement program and an additional $141.9 million related to the construction of ENSCO 107, ENSCO 108 and ENSCO 8500. During 2004 and 2005, the Company purchased a harsh environment jackup rig, ENSCO 102, for $94.6 million and a ultra-high specification jackup rig, ENSCO 106, for $79.6 million. Both rigs were constructed through joint ventures with KFELS. (See Note 3 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's investments in joint ventures.)

       On January 23, 2006, the Company accepted delivery of ENSCO 107 and made the final installment payment of $27.5 million. In addition to the final payment on ENSCO 107, management anticipates that capital expenditures in 2006 will include approximately $85.0 million for rig enhancement projects, approximately $290.0 million for construction of ENSCO 108, ENSCO 8500 and ENSCO 8501, and approximately $60.0 million for minor upgrades and improvements. (See "Outlook" for information concerning the acquisition of ENSCO 107 and the construction of ENSCO 108, ENSCO 8500 and ENSCO 8501.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to total capital ratios at December 31, 2005, 2004 and 2003 are summarized below (in millions, except percentages):

	2005	2004	2003

Long-term debt	$ 475.4	$ 527.1	$ 549.9
Total capital*	3,008.6	2,709.0	2,631.0
Long-term debt to total capital	15.8%	19.5%	20.9%

*	Total capital includes long-term debt plus stockholders' equity.

       On June 15, 2005, the Company redeemed its 5.63% bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The bonds were guaranteed by MARAD and were assumed by the Company in connection with a prior acquisition to provide long-term financing for ENSCO 76. There were no other significant changes in the Company's long-term debt or total capital during 2005. At December 31, 2005, the Company has an aggregate $194.2 million outstanding under its remaining two separate MARAD guaranteed bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which among other things require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility or the Credit Agreement at December 31, 2005 and 2004, respectively.

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

       Further information regarding the Company's off-balance arrangements is presented in Note 3 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Contractual Obligations The Company's significant contractual obligations as of December 31, 2005, and the periods in which such obligations are due, are as follows (in millions):

	Payments due by period
		2007	2009
		and	and	After
	2006	2008	2010	2010	Total

Principal payments on long-term debt	$17.2	$184.4	$34.4	$258.2	$494.2
Interest payments on long-term debt	31.9	50.6	36.4	205.6	324.5
Operating leases	4.9	3.6	.1	--	8.6
New rig construction agreements	159.7	172.6	--	--	332.3

Total contractual cash obligations	$213.7	$411.2	$70.9	$463.8	$1,159.6

       The above table does not reflect the ENSCO 8501 contractual obligation as the Company entered into the agreement with KFELS in Singapore to construct ENSCO 8501 in January 2006. The aggregate contractual obligation of ENSCO 8501 is $313.7 million, of which, $125.5 million is due in 2006. Furthermore, "New rig construction agreements" represents the contractually fixed purchase obligation of the Company and comprises a majority of a new rig's total construction cost as provided in the "Outlook" section below.

Liquidity

       The Company's liquidity position at December 31, 2005, 2004 and 2003 is summarized in the table below (in millions, except ratios):

	2005	2004	2003

Cash and short-term investments	$268.5	$267.0	$354.0
Working capital	347.0	277.9	355.9
Current ratio	2.5	2.3	2.9

       Management expects to fund the Company's short-term liquidity needs, including an aggregate $516.5 million of contractual obligations and anticipated capital expenditures during 2006, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under the 2005 Credit Facility or other future financing arrangements.

       The Company has historically funded the majority of its liquidity from operating cash flow. The Company anticipates a substantial amount of its cash flow in the near to intermediate-term will continue to be invested in the expansion and enhancement of its fleet of drilling rigs. As a substantial amount of such expenditures are elective, the Company expects to be able to maintain adequate liquidity throughout future business cycles through the deferral or acceleration of its future capital investments, as necessary. Accordingly, while future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company occasionally utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At December 31, 2005, the Company had contracts outstanding to exchange an aggregate $81.7 million U.S. dollars for various foreign currencies, all of which mature during the next twelve months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of December 31, 2005 would approximate $3.9 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At December 31, 2005, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

       In connection with a prior acquisition, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements that were scheduled to mature in October 2003. Upon completion of the acquisition, the Company designated approximately $65.0 million notional amount of the treasury rate lock agreements as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements obtained in the acquisition to be speculative in nature and settled $10.0 million notional amount in 2002 and $5.0 million notional amount in 2003. The Company settled the $65.0 million notional amount of treasury rate lock agreements designated as an effective hedge in October 2003 in connection with the pricing and subsequent issuance of the MARAD bonds. (See Note 5 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling, rig utilization and day rates. It is not determinable whether recent levels of regional and worldwide expenditures for oil and gas drilling and drilling activity will increase, decrease or remain unchanged. Accordingly, future rig demand and trends in average day rates and utilization levels are uncertain. Management's current plans and expectations relative to its major areas of operations and near-term industry conditions are detailed below.

    Rig Construction

       On January 23, 2006, the Company accepted delivery of ENSCO 107, an ultra-high specification jackup rig that is scheduled to commence drilling operations in March 2006 in Malaysia. The Company also has two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig currently under construction by KFELS in Singapore. ENSCO 108 will be an enhanced KFELS MOD V (B) design jackup rig modified to ENSCO specifications and nearly identical to the recently delivered ENSCO 107. ENSCO 108 commenced construction in April 2005 and is expected to be delivered during the second quarter of 2007.

       In September 2005, the Company entered into an agreement with KFELS in Singapore to construct ENSCO 8500, with delivery anticipated in the second quarter of 2008. The total construction cost of the rig is currently expected to be approximately $312.0 million. In January 2006, the Company entered into an agreement with KFELS in Singapore to construct ENSCO 8501 for a total construction cost of approximately $338.0 million. Delivery of ENSCO 8501 is expected during the second quarter of 2009. The ENSCO 8500 SeriesTM ultra-deepwater semisubmersibles are an enhanced version of the ENSCO 7500 and will be capable of drilling in up to 8,500 feet of water, and can readily be upgraded to 10,000 feet water-depth capability if required. Enhancements over ENSCO 7500, the Company's existing ultra-deepwater semisubmersible rig, include a two million pound quad derrick, offline pipe handling capability, increased drilling capacity, greater variable deck load, and improved automatic station keeping ability. With these features, the ENSCO 8500 SeriesTM rigs will be especially well-suited for deepwater development drilling. The ENSCO 8500 and ENSCO 8501 are subject to long term drilling contracts of four years and three and one half years, respectively.

    Rig Enhancements and Relocations

       ENSCO 69 entered a shipyard in November 2005 for enhancement and contract preparation work. In March 2006, the rig is expected to mobilize to offshore Venezuela to commence a long-term contract.

       ENSCO 86 entered a shipyard in October 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico during April 2006. ENSCO 87 entered a shipyard in May 2005 for enhancement procedures and is expected to return to service in the Gulf of Mexico during March 2006.

       Enhancement procedures were recently completed on ENSCO 56 and it is currently en route to New Zealand where it is expected to commence a long term contract in March 2006.

       ENSCO 105 is scheduled to continue its commitment for work in the Gulf of Mexico through early 2007 when it is expected to mobilize to Tunisia for an estimated two year contract, plus options.

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

    Hurricane Damage

       During the third quarter 2005, ENSCO 7500 sustained minor damage during Hurricane Katrina. The rig was repaired in early 2006 in conjunction with minor enhancement and preparatory work for its pending two year contract. The Company believes the insurance claim for the ENSCO 7500 hull repairs will be finalized by the end of the second quarter of 2006 with no significant gain or loss realized. Additional information regarding the resolution of insurance claims relating to hurricane damage is included in Note 11 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

       Although several of the Company's jackup rigs were in the paths of Hurricane Katrina and/or Huricane Rita, the Company has detected only minor damage to those rigs and the associated repair costs incurred, or expected to be incurred, are not significant. In addition, none of the Company's jackup rigs experienced, or is expected to experience, significant downtime in order to complete damage repairs as a result of these hurricanes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

   Property and Equipment

       At December 31, 2005, the carrying value of the Company's property and equipment totaled $2,663.6 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       Under the Company's depreciation policy, the fleet of jackup rigs (42 as of December 31, 2005), which comprise in excess of 78% of both the gross cost and net carrying amount of the Company's property and equipment at December 31, 2005, is depreciated over useful lives ranging from 15 to 30 years. The Company's ultra-deepwater semisubmersible rig is depreciated over a 30-year useful life. The following table provides an analysis of estimated increases and decreases in depreciation expense that would have been recognized for the year ended December 31, 2005 for various assumed changes in the useful lives of the Company's drilling rigs effective January 1, 2005:

Increase (decrease) in useful lives of the Company's drilling rigs	Estimated increase (decrease) in depreciation expense that would have been recognized (in millions)

10%	$(14.9)
20%	(27.2)
(10%)	15.7
(20%)	37.1

   Impairment of Long-Lived Assets and Goodwill

       The Company evaluates the carrying value of its property and equipment, primarily its drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. The Company's rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and ultra-deepwater semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rig and platform rig.

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires the Company to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event the Company disposes drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on the Company's goodwill impairment analysis performed as of December 31, 2005, there was no impairment of goodwill.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by the Company's drilling rigs, and are based on management's assumptions and judgments regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of the Company's drilling rigs. The estimates, assumptions and judgments used by management in the application of the Company's asset impairment policies reflect both historical experience and an assessment of current operational, industry, economic and political environments. The use of different estimates, assumptions, judgments and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and results of operations.

   Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At December 31, 2005, the Company has a $331.7 million net deferred income tax liability and $46.3 million of accrued liabilities for income taxes currently payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). Companies will be required to estimate forfeitures and adjust for actual forfeitures so that compensation cost will only be recognized for the awards that vest. This statement also requires an entity to measure equity awards classified as liabilities at fair value at each reporting date. SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective January 1, 2006. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 7A. has been incorporated into "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company has concluded that its internal control over financial reporting is effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       KPMG LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, have issued an audit report on our assessment of the Company's internal control over financial reporting. KPMG LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included herein.

February 23, 2006

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ENSCO International Incorporated:

       We have audited the accompanying consolidated balance sheets of ENSCO International Incorporated and subsidiaries (ENSCO) as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of ENSCO's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENSCO as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ENSCO's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 22, 2006

To the Board of Directors and Stockholders of ENSCO International Incorporated:

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ENSCO International Incorporated and subsidiaries (ENSCO) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ENSCO's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

       In our opinion, management's assessment that ENSCO maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ENSCO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ENSCO International Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 22, 2006

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)
	Year Ended December 31,
	2005	2004	2003

OPERATING REVENUES	$1,046.9	$740.6	$742.3

OPERATING EXPENSES
Contract drilling	454.4	406.1	420.8
Depreciation and amortization	154.8	134.7	119.5
General and administrative	25.8	26.3	22.0

	635.0	567.1	562.3

OPERATING INCOME	411.9	173.5	180.0

OTHER INCOME (EXPENSE)
Interest income	7.0	3.7	3.4
Interest expense, net	(28.8)	(36.6)	(36.7)
Other, net	1.1	(.7)	.5

	(20.7)	(33.6)	(32.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	391.2	139.9	147.2

PROVISION FOR INCOME TAXES
Current income tax expense	105.8	13.3	15.9
Deferred income tax expense	1.5	21.9	27.4

	107.3	35.2	43.3

INCOME FROM CONTINUING OPERATIONS	283.9	104.7	103.9

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	(3.6)	(1.9)	.3
Gain on disposal of discontinued operations, net	13.9	--	4.1

	10.3	(1.9)	4.4

NET INCOME	$294.2	$102.8	$108.3

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$1.87	$.70	$.69
Discontinued operations	.07	(.02)	.03

	$1.94	$.68	$.72

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$1.86	$.70	$.69
Discontinued operations	.07	(.02)	.03

	$1.93	$.68	$.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	151.7	150.5	149.6
Diluted	152.4	150.6	150.1

CASH DIVIDENDS PER COMMON SHARE	$.10	$.10	$.10

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except par value amounts)
	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$268.5	$267.0
Accounts receivable, net	269.0	183.0
Prepaid expenses and other	40.9	43.7

Total current assets	578.4	493.7

PROPERTY AND EQUIPMENT, AT COST	3,672.8	3,445.5
Less accumulated depreciation	1,009.2	1,014.2

Property and equipment, net	2,663.6	2,431.3

GOODWILL	336.2	341.0

OTHER ASSETS, NET	39.7	56.0

	$3,617.9	$3,322.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19.1	$15.6
Accrued liabilities	195.1	177.2
Current maturities of long-term debt	17.2	23.0

Total current liabilities	231.4	215.8

LONG-TERM DEBT	475.4	527.1

DEFERRED INCOME TAXES	345.1	375.3

OTHER LIABILITIES	32.8	21.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
176.8 million and 174.5 million shares issued	17.7	17.5
Additional paid-in capital	1,498.5	1,420.0
Retained earnings	1,295.3	1,016.3
Restricted stock (unearned compensation)	(16.2)	(12.5)
Accumulated other comprehensive loss	(10.9)	(9.0)
Treasury stock, at cost, 23.4 million shares	(251.2)	(250.4)

Total stockholders' equity	2,533.2	2,181.9

	$3,617.9	$3,322.0

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	Year Ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES
Net income	$294.2	$102.8	$108.3
Adjustments to reconcile net income to net cash provided
by operating activities:
(Income) loss from discontinued operations, net	3.6	1.9	(.3)
Gain on disposal of discontinued operations, net	(13.9)	--	(4.1)
Depreciation and amortization	154.8	134.7	119.5
Expense for redemption of debt	2.4	--	--
Deferred income tax provision	1.5	21.9	27.4
Tax benefit from stock compensation	5.2	2.1	6.6
Amortization of other assets	6.0	6.2	5.6
Net loss on asset dispositions	3.7	.4	.2
Other	4.2	3.5	2.5
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(86.0)	(18.1)	13.8
Increase in prepaid expenses and other assets	(16.8)	(8.0)	(11.6)
Increase (decrease) in accounts payable	3.5	(.1)	.6
Increase (decrease) in accrued and other liabilities	(6.7)	.5	4.7

Net cash provided by operating activities of continuing operations	355.7	247.8	273.2

INVESTING ACTIVITIES
Additions to property and equipment	(478.1)	(304.5)	(185.7)
Net proceeds from disposal of discontinued operations	132.9	--	78.8
Proceeds from disposition of assets	6.6	2.9	5.0
Sale (purchase) of short-term investments	--	--	38.4
Investment in joint ventures	(4.0)	(11.3)	(13.5)

Net cash used in investing activities	(342.6)	(312.9)	(77.0)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	--	--	26.7
Reduction of long-term borrowings	(58.3)	(23.0)	(23.0)
Cash dividends paid	(15.2)	(15.1)	(15.0)
Proceeds from exercise of stock options	67.2	7.8	12.4
Deferred financing costs	(.7)	--	(5.8)
Premium related to debt redemption	(1.8)	--	--
Other	(.7)	(.4)	(.7)

Net cash used in financing activities	(9.5)	(30.7)	(5.4)

Effect of exchange rate changes on cash and cash equivalents	(.7)	(.9)	1.9
Net cash (used in) provided by discontinued operations	(1.4)	9.7	14.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.5	(87.0)	206.9

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	267.0	354.0	147.1

CASH AND CASH EQUIVALENTS, END OF YEAR	$268.5	$267.0	$354.0

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

       ENSCO International Incorporated and subsidiaries (the "Company") is one of the leading international providers of offshore drilling services to the oil and gas industry. The Company's contract drilling operations are integral to the exploration, development and production of oil and gas. Business levels for the Company, and its corresponding operating results, are significantly affected by worldwide levels of offshore exploration and development spending by oil and gas companies. Levels of offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such fluctuations result from many factors, including demand for oil and gas, regional and global economic conditions, political and legislative environments in the U.S. and other major oil-producing countries, the production levels and related activities of OPEC and other oil and gas producers, technological advancements that impact the methods or cost of oil and gas exploration and development, and the impact that these and other events have on the current and expected future pricing of oil and natural gas (see Note 12 "Segment Information" for additional information concerning the Company's operations by geographic region).

   Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Pervasiveness of Estimates

       The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

   Foreign Currency Translation

       The U.S. dollar is the functional currency of all the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Gains and losses caused by the remeasurement process are included in "other, net" on the consolidated statement of income. The Company had net translation gains of $700,000 and $900,000 for the years ended December 31, 2005 and 2004, respectively, and net translation losses of $1.9 million for the year ended December 31, 2003.

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

       The Company provides for depreciation on the straight-line method, after allowing for salvage values, over the estimated useful lives of its assets. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from 4 to 30 years. Other equipment, including computer and communications hardware and software costs, is depreciated over estimated useful lives ranging from two to six years. Buildings and improvements are depreciated over estimated useful lives ranging from 2 to 30 years.

       The Company evaluates the carrying value of its property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For property and equipment used in the Company's operations, recoverability is determined by comparing the net carrying value of an asset to either an independent fair value appraisal of the asset or the expected undiscounted future cash flows, before interest, of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. The Company recorded no impairment charges during the three-year period ended December 31, 2005. Property and equipment held for sale is recorded at the lower of net book value or net realizable value.

   Goodwill

       Goodwill is recorded at fair value. The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. Based on the Company's goodwill impairment analysis performed as of December 31, 2005, there was no impairment of goodwill.

       During 2005 and 2004, the Company recorded purchase price adjustments reducing goodwill by $4.8 million and $1.7 million, respectively, primarily related to deferred taxes associated with prior acquisitions. The following table summarizes changes in the Company's goodwill during 2005 and 2004 (in millions):

	2005	2004

Balance as of January 1	$341.0	$342.7
Purchase price adjustments	(4.8)	(1.7)

Balance as of December 31	$336.2	$341.0

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

       Prior to October 1, 2004, only the excess of mobilization fees received over costs incurred or the excess of mobilization costs incurred over fees received, as applicable, was deferred and recognized on a straight-line basis over the period that the related drilling services were performed. The Company changed its method of accounting for mobilization fees and costs because it believes it is more appropriate to defer all mobilization fees and costs during the mobilization period and subsequently recognize them over the period that the drilling services are performed.

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

       Deferred mobilization costs are included in prepaid expenses and other current assets and other assets, net, and totaled $15.0 million and $700,000 at December 31, 2005 and 2004, respectively. Deferred mobilization revenue is included in accrued liabilities and other liabilities and totaled $25.0 million and $1.7 million at December 31, 2005 and 2004, respectively.

       In connection with some contracts, the Company receives up-front, lump-sum fees or similar compensation for capital improvements to its rigs. Such compensation is deferred and recognized as revenue over the related contract period. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements is included in accrued liabilities and other liabilities and totaled $4.4 million and $1.1 million at December 31, 2005 and 2004, respectively.

       The Company must obtain certifications from various regulatory bodies in order to operate its drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs are included in prepaid expenses and other current assets and other assets, net, and totaled $6.1 million and $7.0 million at December 31, 2005 and 2004, respectively.

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

       All derivatives are recorded on the Company's consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Derivatives qualify for hedge accounting when they are formally designated as hedges at inception of the associated derivative contract and are effective in reducing the risk exposure that they are designated to hedge. The Company's assessment for hedge effectiveness is formally documented at hedge inception and the Company reviews hedge effectiveness and measures any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

       Changes in the fair value of derivatives that are designated as hedges of the fair value of recognized assets or liabilities or unrecognized firm commitments ("fair value hedges") are recorded currently in earnings and included in "other, net" on the consolidated statement of income. Changes in the fair value of derivatives that are designated as hedges of the variability in expected future cash flows associated with existing recognized assets or liabilities or forecasted transactions ("cash flow hedges") are recorded in the accumulated other comprehensive loss section of stockholders' equity. Amounts recorded in accumulated other comprehensive loss associated with cash flow hedges are subsequently reclassified into contract drilling expense as earnings are affected by the underlying hedged forecasted transaction.

       Gains and losses on a cash flow hedge, or a portion of a cash flow hedge, that no longer qualifies as effective due to an unanticipated change in forecasted transactions are recognized currently in earnings and included in "other, net" on the consolidated statement of income based on the change in the market value of the cash flow hedge. When a forecasted transaction is no longer probable of occurring, gains and losses on the cash flow hedge previously recorded in the accumulated other comprehensive loss section of shareholders' equity are reclassified currently into earnings and included in "other, net" on the consolidated statement of income. In assessing the effectiveness of a cash flow hedge, the hedge's time value component is excluded from the measurement of hedge effectiveness and recognized currently in earnings in "other, net" on the consolidated statement of income.

       The Company occasionally enters into derivatives that economically hedge certain risks, but the Company does not designate such derivatives as hedges or the derivatives otherwise do not qualify for hedge accounting. In these situations, there generally exists a natural hedging relationship where changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Changes in the fair value of these derivatives are recognized currently in earnings in "other, net" on the consolidated statement of income.

       Derivatives with asset fair values are reported in other current assets or other assets, net, depending on maturity date. Derivatives with liability fair values are reported in accrued current liabilities or other liabilities, depending on maturity date. At December 31, 2005 and 2004, the fair value of the Company's foreign currency derivatives was a net liability of $2.7 million and a net asset of $4.0 million, respectively.

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

   Stock-Based Employee Compensation

       The Company uses the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No compensation expense related to employee stock options is included in the Company's net income, as the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant. The following table includes disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 for each of the years in the three-year period ended December 31, 2005 (in millions, except per share amounts):

	2005	2004	2003

Net income, as reported	$294.2	$102.8	$108.3
Add: Stock-based employee compensation expense included
in reported net income, net of tax	2.6	1.6	1.0
Deduct: Stock-based employee compensation expense determined under
the fair value based method for all awards, net of tax	(11.8)	(11.3)	(10.2)

Net income, pro forma	$285.0	$93.1	$99.1

Basic earnings per share:
As reported	$1.94	$.68	$.72
Pro forma	1.88	.62	.66

Diluted earnings per share:
As reported	1.93	.68	.72
Pro forma	1.87	.62	.66

       In deriving stock-based employee compensation expense under SFAS 123, the Company recognizes forfeitures as they occur. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.5%	3.2%	2.2%
Expected life (in years)	5.1	4.1	4.3
Expected volatility	38.8%	40.7%	48.1%
Dividend yield	.3%	.4%	.3%

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of SFAS 123, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). Companies will be required to estimate forfeitures and adjust for actual forfeitures so that compensation cost will only be recognized for the awards that vest. This statement also requires an entity to measure equity awards classified as liabilities at fair value at each reporting date. SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB 25. SFAS 123(R) is effective January 1, 2006. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures above.

   Earnings Per Share

       For each of the years in the three-year period ended December 31, 2005, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2005 (in millions):

	2005	2004	2003

Weighted average common shares - basic	151.7	150.5	149.6
Potentially dilutive common shares:
Restricted stock grants	.1	.1	.0
Stock options	.6	.0	.5

Weighted average common shares - diluted	152.4	150.6	150.1

       Options to purchase 15,000 shares of common stock in 2005, 3.3 million shares of common stock in 2004 and 3.4 million shares of common stock in 2003 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock.

   Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

2. PROPERTY AND EQUIPMENT Property and equipment at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Drilling rigs and equipment	$3,374.1	$3,256.8
Other	39.4	44.2
Work in progress	259.3	144.5

	$3,672.8	$3,445.5

       In February 2005, the Company exercised a purchase option and acquired ENSCO 106 from an affiliated joint venture for a net payment of $79.6 million. Additions to drilling rigs and equipment during 2005 include $106.8 million for the acquisition of ENSCO 106, consisting of the $79.6 million payment and the Company's $27.2 million net investment in the joint venture. In January 2004, the Company exercised a purchase option and acquired ENSCO 102 from an affiliated joint venture for a net payment of $94.6 million. Additions to drilling rigs and equipment during 2004 include $135.8 million for the acquisition of ENSCO 102, consisting of the $94.6 million payment and the Company's $41.2 million net investment in the joint venture (see Note 3 "Investment in Joint Ventures").

       In October 2005, the Company sold the ENSCO 26 platform rig for $12.0 million and in June 2005, the Company sold six South America/Caribbean barge rigs for $59.6 million. In April 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. ENSCO 64 had sustained substantial damage during Hurricane Ivan in September 2004. The aggregate net book value of the rigs disposed of in 2005 was $108.8 million. In May 2004, the Company exchanged three rigs and $55.0 million for the construction of a new ultra-high specification jackup rig. The aggregate net book value of the three rigs was $39.9 million (see Note 10 "Discontinued Operations").

       Work in progress at December 31, 2005 includes $7.6 million of capitalized interest and primarily consists of costs associated with various modification and enhancement projects and $181.1 million related to the construction of two ultra-high specification jackup rigs, ENSCO 107 and ENSCO 108, and the ultra-deepwater semisubmersible rig, ENSCO 8500. ENSCO 107 was delivered on January 23, 2006, ENSCO 108 is expected to be delivered by the second quarter of 2007 and delivery of ENSCO 8500 is expected during the second quarter of 2008.

       Additions to drilling rigs and equipment in 2005, 2004 and 2003 include $203.7 million, $181.7 million and $114.5 million, respectively, in connection with major modification and enhancement projects that improve the capability and extend the service lives of drilling rigs.

       In January 2006, the Company entered into an agreement with Keppel FELS Limited ("KFELS"), a major international shipyard in Singapore, to construct ENSCO 8501 for a total construction cost of approximately $338.0 million. Similar to ENSCO 8501, ENSCO 8500 will be a dynamically positioned ultra-deepwater semisubmersible rig capable of drilling in up to 8,500 feet of water which can be readily upgraded to 10,000 feet water-depth capability if required. ENSCO 8501 is scheduled for delivery during the second quarter of 2009.

3.  INVESTMENT IN JOINT VENTURES

       During the fourth quarter of 2000, the Company entered into an agreement with KFELS, a major international shipyard, and acquired a 25% ownership interest in a harsh environment jackup rig under construction, which was subsequently named ENSCO 102. Upon completion of rig construction in the second quarter of 2002, the Company and KFELS established a joint venture company, ENSCO Enterprises Limited ("EEL"), to own and charter ENSCO 102. The Company and KFELS had initial ownership interests in EEL of 25% and 75%, respectively. Concurrent with the transfer of the rig to EEL, the Company agreed to charter ENSCO 102 from EEL for a two-year period that was scheduled to expire in May 2004.

       In January 2004, the Company exercised a purchase option under the terms of the joint venture and acquired ENSCO 102 for a net payment of $94.6 million. EEL was liquidated upon the Company's acquisition of ENSCO 102. During the year ended December 31, 2004, EEL generated net income of $300,000 (unaudited), and the Company recognized $400,000, net of intercompany eliminations, from its equity in the earnings of EEL, which is included in contract drilling expenses on the consolidated statement of income.

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

4. LONG-TERM DEBT Long-term debt at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

4.65% Bonds due 2020	$67.5	$72.0
5.63% Bonds due 2011	--	40.5
6.36% Bonds due 2015	126.7	139.4
6.75% Notes due 2007	149.8	149.7
7.20% Debentures due 2027	148.6	148.5

	492.6	550.1
Less current maturities	(17.2)	(23.0)

Total long-term debt	$475.4	$527.1

    4.65% Bonds Due 2020

       In October 2003, the Company issued $76.5 million of 17-year bonds to provide long-term financing for ENSCO 105. The bonds are guaranteed by the United States Maritime Administration ("MARAD") and will be repaid in 34 equal semiannual principal installments of $2.3 million ending in October 2020. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%. The bonds are collateralized by ENSCO 105 and the Company has guaranteed the performance of its obligations under the bonds to MARAD. Proceeds from the bond issuance were used to retire a floating rate term loan that provided interim financing for the construction of ENSCO 105.

    5.63% Bonds Due 2011

       In connection with a prior acquisition, the Company assumed 5.63% bonds that were issued to provide long-term financing for ENSCO 76. The bonds were guaranteed by MARAD and were being repaid in 24 equal semiannual principal installments of $2.9 million ending in July 2011. On June 15, 2005, the Company redeemed the bonds for $40.9 million, including $900,000 of accrued interest and a $1.8 million redemption premium. The $1.8 million redemption premium and a $600,000 unamortized debt discount are included in "Other income (expense) - Other, net" in the consolidated statement of income for the year ended December 31, 2005.

    6.36% Bonds Due 2015

       In January 2001, the Company issued $190.0 million of 15-year bonds to provide long-term financing for ENSCO 7500. The bonds are guaranteed by MARAD and are being repaid in 30 equal semiannual principal installments of $6.3 million ending in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%. The bonds are collateralized by ENSCO 7500 and the Company has guaranteed the performance of its obligations under the bonds to MARAD.

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

    Revolving Credit Facility

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. Advances under the 2005 Credit Facility bear interest at LIBOR plus an applicable margin rate (currently .35% per annum), depending on the Company's credit rating. The Company pays a facility fee (currently .10% per annum) on the total $350.0 million commitment, which is also based on the Company's credit rating, and pays an additional utilization fee on outstanding advances if such advances equal or exceed 50% of the total $350.0 million commitment. The Company is required to maintain certain financial covenants under the 2005 Credit Facility, including a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility or the Credit Agreement at December 31, 2005 and 2004, respectively.

    Maturities

       The aggregate maturities of long-term debt, excluding un-amortized discounts of $1.6 million, for each of the five years subsequent to December 31, 2005, are as follows (in millions):

2006	$17.2
2007	167.2
2008	17.2
2009	17.2
2010	17.2
Thereafter	258.2

Total	$494.2

The Company is in compliance with the covenants of all of its debt instruments.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

       In connection with a prior acquisition, the Company obtained $80.0 million notional amount of outstanding treasury rate lock agreements of which the Company designated $65.0 million notional amount as an effective hedge against the variability in cash flows of $76.5 million of MARAD guaranteed bonds that the Company intended to issue in October 2003. The Company deemed the remaining $15.0 million notional amount of treasury rate lock agreements to be speculative in nature and subsequently settled $10.0 million notional amount in 2002 and $5.0 million notional amount in 2003. The Company recognized a loss of $300,000 for the year ended December 31, 2003 in connection with the decline in fair value of the speculative treasury rate lock agreement. The Company settled the $65.0 million notional amount of treasury locks in October 2003 in connection with the pricing and subsequent issuance of the MARAD bonds (see Note 4 "Long Term Debt").

       The estimated amount of net unrealized losses on derivative instruments, net of tax at December 31, 2005, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Unrealized losses to be reclassified to interest expense	$1.1
Net unrealized losses to be reclassified to contract drilling expenses	1.7

Net unrealized losses to be reclassified to earnings	$2.8

       The Company utilizes derivative instruments and undertakes hedging activities in accordance with its established policies for the management of market risk. The Company does not enter into derivative instruments for trading or other speculative purposes. All of the Company's outstanding hedge contracts mature during the next twelve months. Management believes that the Company's use of derivative instruments and related hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other market rate or price risk.

6. COMPREHENSIVE INCOME The components of the Company's comprehensive income for each of the years in the three-year period ended December 31, 2005, are as follows (in millions):

	2005	2004	2003

Net Income	$294.2	$102.8	$108.3
Other comprehensive income (loss)
Net change in fair value of derivatives	(6.3)	2.4	.3
Reclassification of unrealized gains and losses on derivatives from other comprehensive income (loss) into net income	3.3	.1	.9
Foreign currency translation adjustment	1.1	--	--
Other	--	(.6)	--

Net other comprehensive income (loss)	(1.9)	1.9	1.2

Comprehensive income	$292.3	$104.7	$109.5

The components of the accumulated other comprehensive loss section of stockholders' equity at December 31, 2005 and 2004, are as follows (in millions):

	2005	2004

Net unrealized losses on derivatives, net of tax	$10.9	$7.9
Cumulative translation adjustment	--	1.1

Accumulated other comprehensive loss	$10.9	$9.0

       The cumulative translation adjustment component of accumulated other comprehensive loss of $1.1 million at December 31, 2004 was associated with the six South America/Caribbean barge rigs sold on June 30, 2005, and is included in the pre-tax gain recognized on the sale (see "Note 10 - Discontinued Operations").

7.  STOCKHOLDERS' EQUITY

       The Company initiated the payment of a $.025 per share quarterly cash dividend on its common stock during the third quarter of 1997. Cash dividends of $.10 per share were paid in each of the years in the three-year period ended December 31, 2005. At December 31, 2005 and 2004, the outstanding shares of the Company's common stock, net of treasury shares, were 153.4 million and 151.1 million, respectively.

       On January 1, 2006, the Company will adopt SFAS 123(R). The new standard requires that compensation cost attributable to equity awards be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Accordingly, the use of a deferred compensation account will not longer be permitted and as part of the transition adjustments at adoption, unearned compensation associated with restricted stock will be reclassified into additional paid-in capital.

A summary of activity in the various stockholders' equity accounts for each of the years in the three-year period ended December 31, 2005 is as follows (shares in thousands, dollars in millions):

					Restricted	Accumulated
			Additional		Stock	Other
	Common Stock		Paid-In	Retained	(Unearned	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Compensation)	Loss	Stock

BALANCE, December 31, 2002	172,645	$17.2	$1,383.5	$ 835.3	$ (5.8)	$(12.1)	$(251.1)
Net income	--	--	--	108.3	--	--	--
Cash dividends paid	--	--	--	(15.0)	--	--	--
Common stock issued under
employee and director incentive
plans, net	1,269.2		18.9	--	(8.4)	--	1.1
Amortization of unearned
stock compensation	--	--	--	--	1.2	--	--
Tax benefit from stock
compensation	--	--	6.6	--	--	--	--
Net other comprehensive income	--	--	--	--	--	1.2	--

BALANCE, December 31, 2003	173,914	17.4	1,409.0	928.6	(13.0)	(10.9)	(250.0)
Net income	--	--	--	102.8	--	--	--
Cash dividends paid	--	--	--	(15.1)	--	--	--
Common stock issued under
employee and director incentive
plans, net	628.1		8.9	--	(1.2)	--	(.4)
Amortization of unearned
stock compensation	--	--	--	--	1.7	--	--
Tax benefit from stock
compensation	--	--	2.1	--	--	--	--
Net other comprehensive income	--	--	--	--	--	1.9	--

BALANCE, December 31, 2004	174,542	17.5	1,420.0	1,016.3	(12.5)	(9.0)	(250.4)
Net income	--	--	--	294.2	--	--	--
Cash dividends paid	--	--	--	(15.2)	--	--	--
Common stock issued under
employee and director incentive
plans, net	2,266.2		73.3	--	(6.3)	--	(.8)
Amortization of unearned
stock compensation	--	--	--	--	2.6	--	--
Tax benefit from stock
compensation	--	--	5.2	--	--	--	--
Net other comprehensive income (loss)	--	--	--	--	--	(1.9)	--

BALANCE, December 31, 2005	176,808	$17.7	$1,498.5	$1,295.3	$(16.2)	$(10.9)	$(251.2)

8.  EMPLOYEE BENEFIT PLANS

   Stock Options

       In May 2005, the Company's stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and essentially replaces the Company's previously adopted 1998 Incentive Plan (the "1998 Plan") and 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made under those plans. Under the 2005 Plan, a maximum of 7.5 million shares are reserved for issuance as awards of stock options to officers, employees and non-employee directors. Stock options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Stock options granted to non-employee directors are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of stock options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. At December 31, 2005, options to purchase 715,700 shares of the Company's common stock were outstanding under the 2005 Plan.

       Stock options previously granted under the 1998 Plan generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant. Stock options previously granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter. The exercise price of stock options granted under the 1998 Plan and the Directors' Plan equals the market value of the underlying stock on the date of grant. At December 31, 2005, options to purchase 2,865,981 shares of the Company's common stock were outstanding under the 1998 Plan and the Directors' Plan.

       In connection with a prior acquisition, the Company assumed the predecessor's stock option plan and the outstanding stock options thereunder. The plan was renamed the ENSCO International Incorporated 2000 Stock Option Plan (the "2000 Plan") and the option awards have been converted to ENSCO common stock equivalents in terms of exercise prices and number of shares exercisable. At the assumption date, exercise prices of the assumed options ranged from $10.74 per share to $25.48 per share with various expiration dates through February 2012 (6.2 years weighted average remaining contractual life). No further options will be granted under the 2000 Plan and it will be terminated upon the exercise or expiration date of the last outstanding option. At December 31, 2005, options to purchase 11,408 shares of the Company's common stock were outstanding under the 2000 Plan.

       The 2005 Plan, the 2000 Plan, the 1998 Plan and the Directors' Plan are collectively referred to as the "Plans" hereafter.

A summary of stock option transactions under the Plans is as follows (shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,224	$30.41	4,749	$29.23	5,241	$25.44
Granted	742	33.68	1,381	27.49	1,292	29.16
Exercised	(2,098)	32.02	(591)	13.12	(1,202)	10.71
Forfeited	(275)	28.63	(315)	32.34	(582)	33.16

Outstanding at end of year	3,593	$30.28	5,224	$30.41	4,749	$29.23

Exercisable at end of year	1,199	$30.61	2,095	$32.19	1,791	$26.63
Weighted average fair value of options granted during the year		$13.02		$ 9.71		$10.17

The following table summarizes information about stock options outstanding under the Plans at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price

$10.74 - $11.73	2	3.0 years	$10.94	2	$10.94
20.91 - 26.92	202	2.8 years	25.57	66	25.99
27.13 - 29.33	1,163	3.3 years	27.58	309	27.97
30.04 - 33.89	2,139	3.4 years	31.97	750	31.71
35.21 - 40.32	87	1.5 years	36.21	72	35.36

	3,593	3.3 years	$30.28	1,199	$30.61

       At December 31, 2005, 9.1 million shares were available for grant as stock options or incentive grants under the 2005 Plan.

   Incentive Stock Grants

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for incentive stock grants. Prior to the adoption of the 2005 Plan, incentive stock grants were issued under the 1998 Plan and generally vested at a rate of 10% per year, as determined by a committee of the Board of Directors. No further incentive stock grants will be granted under the 1998 Plan, however, that plan shall continue to apply to and govern awards issued under that plan. The 2005 Plan provides for the issuance of incentive stock grants up to a maximum of 2.5 million shares. Under the 2005 Plan, shares of common stock subject to incentive grants generally vest at a rate of 20% per year, as determined by a committee of the Board of Directors, and have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

       Incentive stock grants issued under the Plans during each of the years in the three-year period ended December 31, 2005, were as follows: 211,860 shares at a weighted average fair value of $35.37 per share in 2005, 60,000 shares at a weighted average fair value of $28.61 per share in 2004 and 345,000 shares at a weighted average fair value of $26.50 per share in 2003. At December 31, 2005, there were 2.3 million shares of common stock available for incentive stock grants under the 2005 Plan. Incentive stock grants for an aggregate 589,175 shares of common stock issued under the 2005 Plan, 1998 Plan and a predecessor plan were outstanding at December 31, 2005, and vest as follows: 98,935 shares in 2006, 95,935 shares in 2007, 89,935 shares in 2008, 82,935 shares in 2009, 82,935 shares in 2010, 46,000 shares in 2011, 43,000 shares in 2012, 38,000 shares in 2013, 8,500 shares in 2014 and 3,000 shares in 2015.

    Savings Plan

       The Company has a profit sharing plan (the “ENSCO Savings Plan”) which covers eligible employees with more than one year of service, as defined. Profit sharing contributions require Board of Directors approval and may be in cash or grants of the Company's common stock. The Company recorded profit sharing contribution provisions of $5.0 million, $3.1 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

       The ENSCO Savings Plan includes a 401(k) savings plan feature which allows eligible employees to make tax deferred contributions to the plan. The Company makes matching contributions based on the amount of employee contributions and rates set by the Company's Board of Directors. Matching contributions totaled $4.2 million, $4.1 million and $4.5 million in 2005, 2004 and 2003, respectively. The Company has reserved 1.0 million shares of common stock for issuance as matching contributions under the ENSCO Savings Plan.

    Supplemental Executive Retirement Plan

       The ENSCO 2005 Supplemental Executive Retirement Plan (the "SERP") provides a tax deferred savings plan for certain highly compensated employees whose participation in the profit sharing and 401(k) savings plan features of the ENSCO Savings Plan is restricted due to funding and contribution limitations of the Internal Revenue Code. The SERP is a non-qualified plan where eligible employees may defer a portion of their compensation for use after retirement. Eligibility for participation is determined by the Company's Board of Directors. The Company's matching and vesting provisions of the SERP are identical to the ENSCO Savings Plan, except that matching contributions under the SERP are further limited by contribution amounts under the 401(k) savings plan feature of the ENSCO Savings Plan. Matching contributions totaled $52,000 in 2005, $51,000 in 2004 and $40,000 in 2003. A SERP liability of $8.6 million and $6.7 million is included in other liabilities at December 31, 2005 and 2004, respectively.

9.  INCOME TAXES

       The Company had income of $225.7 million, $66.1 million and $78.6 million from its continuing operations before income taxes in the U.S. and income of $165.5 million, $73.8 million and $68.6 million from its continuing operations before income taxes in foreign countries for the years ended December 31, 2005, 2004 and 2003, respectively.

       The components of the provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2005 are as follows (in millions):

	2005	2004	2003

Current income tax expense (benefit):
Federal	$ 70.9	$ (.9)	$ (1.3)
State	1.3	.4	.2
Foreign	33.6	13.8	17.0

	105.8	13.3	15.9

Deferred income tax expense (benefit):
Federal	6.6	22.1	24.6
Foreign	(5.1)	(.2)	2.8

	1.5	21.9	27.4

Total income tax expense	$107.3	$35.2	$43.3

Significant components of deferred income tax assets (liabilities) as of December 31, 2005 and 2004 are comprised of the following (in millions):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$ 5.5	$ 3.9
Foreign tax credit carryforwards	--	2.7
Alternative minimum tax credit carryforwards	--	2.6
Accrued liabilities	9.8	9.4
Other	2.2	3.3

Gross deferred tax assets	17.5	21.9
Less: Valuation allowance	1.7	--

Deferred tax assets, net of valuation allowance	15.8	21.9

Deferred tax liabilities:
Property	(311.7)	(361.5)
Intercompany transfers of property	(32.8)	(15.3)
Derivative financial instruments	(1.8)	(1.9)
Other	(1.2)	(2.7)

Total deferred tax liabilities	(347.5)	(381.4)

Net deferred tax liabilities	$(331.7)	$(359.5)

Net current deferred tax asset	$ 9.5	$ 12.6
Net noncurrent deferred tax liability	(341.2)	(372.1)

Net deferred tax liability	$(331.7)	$(359.5)

       The income tax rates imposed in the taxing jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one taxing jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from year to year, depending on the relative components of the Company's earnings generated in taxing jurisdictions with higher tax rates and lower tax rates. The consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2005, differs from the U.S. statutory income tax rate as follows:

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(6.9)	(10.2)	(4.3)
Change in valuation allowance	.4	--	--
Resolution of income tax audits and release of
tax liabilities determined to no longer be necessary	(1.7)	--	--
Other	.6	.4	(1.3)

Effective income tax rate	27.4%	25.2%	29.4%

       At December 31, 2005, the Company had non-expiring foreign net operating loss carryforwards of $19.5 million in Denmark. During 2005, the Company established a $1.7 million valuation allowance against the $5.5 million deferred tax asset for these net operating loss carryforwards. Based on current earnings projections, management has determined that it is more likely than not that the $3.8 million excess of the deferred tax asset over the valuation allowance will be fully utilized.

       The income tax provision for the year ended December 31, 2005 includes a $6.5 million net benefit that results from the resolution of various issues in connection with an audit by tax authorities of the Company's 2002 and 2003 U.S. tax returns and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary.

       Undistributed earnings of the Company's foreign subsidiaries, which are permanently reinvested, totaled $15.1 million at December 31, 2005. A U.S. deferred tax liability has not been quantified for these undistributed earnings because it is not practicable to estimate. Should the Company make a distribution of these foreign earnings in the form or dividends or otherwise, it may be subject to additional U.S. income taxes.

10.  DISCONTINUED OPERATIONS

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company will receive the rig's net insured value of $10.0 million. The $7.5 million carrying value of the rig remains classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The Company expects to record the disposal of the rig in the first quarter of 2006 and recognize a pre-tax gain equivalent to the excess of the insurance proceeds received over the carrying value of the rig. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig for $12.0 million and recognized a minimal gain. The operating results of ENSCO 26 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the year ended December 31, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of the six South America/Caribbean barge rigs have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's full insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for year ended December 31, 2005. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

       In February 2004, the Company entered into an agreement with KFELS to exchange three rigs (ENSCO 23, ENSCO 24 and ENSCO 55) and $55.0 million for the construction of a new ultra-high specification jackup rig to be named ENSCO 107. The exchange of the three rigs occurred in May 2004 and was treated as a sale with no significant gain or loss recognized, as the fair value of the rigs approximated their aggregate net book value of $39.9 million. The results of operations of ENSCO 23, ENSCO 24 and ENSCO 55 have been reclassified as discontinued operations in the consolidated statements of income for each of the years in the two-year period ended December 31, 2004.

       In February 2003, the Company reached an agreement to sell its 27-vessel marine transportation fleet. After receipt of various regulatory consents, the transaction was finalized in April 2003 for approximately $79.0 million. The Company recognized a pre-tax gain of approximately $6.4 million related to the transaction. The operating results of the marine transportation fleet, which represent the entire marine transportation services segment previously reported by the Company, have been reclassified as discontinued operations in the consolidated statement of income for the year ended December 31, 2003.

       Following is a summary of income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2005 (in millions):

	2005	2004	2003
Revenues
Contract drilling	$15.0	$30.0	$48.5
Marine transportation	--	--	7.6

	15.0	30.0	56.1
Operating expenses and other
Contract drilling	20.1	31.5	46.4
Marine transportation	--	--	12.2

	20.1	31.5	58.6

Operating loss before income taxes	(5.1)	(1.5)	(2.5)
Income tax benefit (expense)	1.5	(.4)	2.8
Gain on disposal of discontinued operations, net	13.9	--	4.1

Income (loss) from discontinued operations	$10.3	$(1.9)	$4.4

There is no debt or interest expense allocated to the Company's discontinued operations.

11.  COMMITMENTS AND CONTINGENCIES

    Leases

       The Company is obligated under leases for certain of its offices and equipment. Rental expense relating to operating leases was $5.3 million in 2005, $5.2 million in 2004 and $4.3 million in 2003. Future minimum rental payments under the Company's noncancellable operating lease obligations having initial or remaining lease terms in excess of one year are as follows: $4.9 million in 2006; $2.7 million in 2007; $900,000 in 2008 and $100,000 in 2009.

    Resolution of Insurance Claims Relating to Hurricane Katrina Damage

       During the third quarter 2005, several of the Company's drilling rigs in the Gulf of Mexico sustained damage during Hurricane Katrina. Physical damage to the Company's rigs caused by a hurricane, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. The Company maintains insurance coverage under multiple insurance policies that subject the Company to escalating deductibles, the amount of which depends on the type of rig damaged and the magnitude of the damage sustained by rig type. However, all losses incurred as a result of a single hurricane (an "occurrence") are limited to a maximum aggregate deductible of $5.5 million.

       The ENSCO 29 platform rig sustained significant damage from Hurricane Katrina. Damage to the platform rig was substantial and, upon initial evaluation, it was not possible to determine whether the rig would be declared a constructive total loss ("CTL") under the terms of the Company's insurance policies. If ENSCO 29 was declared a CTL, the Company would transfer its interest in the platform rig to underwriters and receive the rig's net insured value of $10.0 million. In addition to the damage sustained by ENSCO 29, preliminary inspections indicated that the hull of ENSCO 7500 sustained minor damage during Hurricane Katrina. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2005.

       On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a CTL. Accordingly, the Company will receive the rig's net insured value of $10.0 million. The $7.5 million carrying value of the rig remains classified in property and equipment on the consolidated balance sheet at December 31, 2005. The Company expects to record the disposal of the rig in the first quarter of 2006 and recognize a pre-tax gain equivalent to the excess of the insurance proceeds received over the carrying value of the rig. Of the total $5.5 million loss representing the aggregate insurance deductible recognized during the third quarter of 2005, $5.0 million is included in "Income (loss) from discontinued operations, net" and $500,000 is included in "Other income (expense) - Other, net" in the consolidated statement of income for the year ended December 31, 2005. The portion of the loss allocated to discontinued operations represents the deductible applicable to ENSCO 29.

       Damage to ENSCO 7500 was minor and the rig was repaired in early 2006 in conjunction with minor enhancement and prerequisite work for its pending two year contract. The Company believes the insurance claim for the ENSCO 7500 hull repairs will be finalized by the end of the second quarter of 2006 with no significant gain or loss recognized. Additionally, the Company has made minor repairs to several jackup rigs that were in the path of Hurricane Katrina. The repair costs incurred were not significant and none of the Company's jackup rigs experienced significant downtime in order to complete repairs.

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

    Resolution of Insurance Claims Relating to Hurricane Ivan Damage

       Two of the Company's drilling rigs, the ENSCO 64 jackup rig and ENSCO 25 platform rig, sustained damage during Hurricane Ivan in September 2004. The physical damage to the rigs, as well as the related removal, salvage and recovery costs, was covered by insurance, subject to an aggregate escalating deductible of up to a maximum $5.5 million. Damage to ENSCO 64 was substantial and upon initial evaluation it was not possible to determine whether ENSCO 64 would be declared a CTL under the terms of the Company's insurance policies. If ENSCO 64 were to be declared a CTL, the Company would transfer its interest in the rig to underwriters and receive the rig's insured value of $65.0 million, with no deductible applicable. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2004. The loss is included in "Other income (expense) - Other, net" in the consolidated statements of income for the year ended December 31, 2004.

       On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a CTL. Accordingly, the Company received the rig's full insured value of $65.0 million, which resulted in a pre-tax gain of approximately $11.7 million included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the year ended December 31, 2005.

       Damage to ENSCO 25 was less extensive than that of ENSCO 64, and the rig returned to service in late February 2005 after completion of the damage assessment and repair work. The Company recognized a net gain of $3.1 million during the first quarter of 2005, which consists of the excess of the $5.5 million provision recognized during the third quarter of 2004 for the aggregate insurance deductible over the $2.4 million loss realized in connection with the ENSCO 25 repair work. The $3.1 million net gain is included in "Other income (expense) - Other, net" in the consolidated statement of income for the year ended December 31, 2005.

    Other Contingencies

       In September 2005, the Company received summonses from the Lancaster Magistrates' Court charging violations of the U.K. Health and Safety at Work Act in connection with a fatal injury sustained by an employee on one of its rigs during May 2003. Should criminal liability be established, the Company is subject to a monetary fine. The Company currently believes it has established a sufficient reserve in relation to this matter, and does not believe the resolution of these charges will have a material adverse effect on its financial position, results of operations or cash flows.

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi, involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are at a very preliminary stage during which the plaintiffs are required to submit "Fact Sheets", which presumably would establish if they have a cause of action which merits review by the courts and, if so, whether the courts in question have jurisdiction to hear their claims. Inasmuch as not all plaintiffs have filed their "Fact Sheets" and others who have are the focus of motions to either transfer, sever and/or dismiss their claims, the Company has not been able to determine the number of plaintiffs with claims that may have been employed by the Company or its subsidiaries or otherwise associated with its drilling operations during the relevant period. The Company has filed responsive pleadings preserving all defenses and challenges to jurisdiction or venue, and intends to vigorously defend against the litigation. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

       In September 2004, the Republic of India amended the Finance Act, 1994, by enacting the Finance (No. 2) Act, 2004 (the "Act"), which purported to extend a 10.2% tax levied on services to the specific service of "survey and exploration of minerals." Based on the definition of "survey and exploration of minerals" contained in the Act, the Company does not believe its contract drilling operations in India should be considered taxable services, and thus, has not paid the tax or recognized a liability for the tax. The local chapter of the International Association of Drilling Contractors has filed a Writ Petition with the Indian courts challenging the applicability of the tax to contract drilling services, a position which is supported by the Oil and Natural Gas Corporation Limited, the government sponsored oil company in India. Proceedings relative to the Writ Petition have not concluded. If the Indian courts determine the tax applies to contract drilling services, the Company's liability for such tax would be $4.8 million at December 31, 2005. However, the Company believes its customer has a contractual indemnity obligation and will reimburse, either in whole or in part, any tax liability that may be assessed. Based on the information available at this time, the Company does not expect the resolution of this matter to have a material adverse effect on its financial position, results of operations or cash flows.

       The Company and its subsidiaries are named defendants in certain lawsuits and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on the financial position, results of operations or cash flows of the Company

12.  SEGMENT INFORMATION

       In April 2003, the Company completed the sale of its marine transportation fleet (see Note 10 "Discontinued Operations"). The operating results and net carrying value of the marine transportation fleet represent the entire marine transportation services segment as previously reported by the Company. Accordingly, the Company's continuing operations now consist of one reportable segment: contract drilling services. At December 31, 2005, the Company's contract drilling segment owned and operated a fleet of 45 offshore drilling rigs, including 42 jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig.

       The Company's operations are concentrated in four geographic regions: North America, Europe/Africa, Asia Pacific (which includes Asia, the Middle East, Australia and New Zealand) and South America/Caribbean. At December 31, 2005, the Company's North America operations consisted of 17 jackup rigs, one platform rig and one ultra-deepwater semisubmersible rig, all located in the U.S. waters of the Gulf of Mexico. The Company's Europe/Africa operations consist of nine jackup rigs, eight of which are currently deployed in various territorial waters of the North Sea and one is located offshore Nigeria. In Asia Pacific, the Company's operations currently consist of 16 jackup rigs deployed in various locations and one barge rig located in Indonesia.

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

	Revenues			Long-lived Assets
	2005	2004	2003	2005	2004	2003

United States	$426.8	$276.4	$277.4	$1,060.0	$1,015.6	$1,050.1
United Kingdom	157.8	35.7	54.2	381.3	102.8	143.9
Qatar	71.3	92.5	48.5	118.2	200.5	25.1
Other foreign countries	391.0	336.0	362.2	1,104.1	1,112.4	998.1

Total	$1,046.9	$740.6	$742.3	$2,663.6	$2,431.3	$2,217.2

13. SUPPLEMENTAL FINANCIAL INFORMATION Consolidated Balance Sheet Information Accounts receivable, net at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Trade	$251.4	$164.0
Other	21.3	21.9

	272.7	185.9
Allowance for doubtful accounts	(3.7)	(2.9)

	$269.0	$183.0

Prepaid expenses and other current assets at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Prepaid expenses	$10.5	$17.7
Inventory	3.7	2.7
Deferred mobilization costs	9.7	.6
Deferred tax asset	9.5	12.5
Deferred regulatory certification and compliance costs	4.0	4.0
Other	3.5	6.2

	$40.9	$43.7

Other assets, net at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Prepaid taxes on intercompany transfers of property	$12.8	$12.9
Investment in joint ventures	--	23.2
Deferred finance costs	6.1	6.7
Deferred mobilization costs	5.3	.1
Deferred regulatory certification and compliance costs	2.1	3.0
Deferred tax asset	3.8	3.2
Supplemental executive retirement plan	8.9	6.8
Other	.7	.1

	$39.7	$56.0

Accrued liabilities at December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Personnel	$ 34.0	$ 21.6
Taxes	50.0	62.4
Other operating expense	45.8	35.2
Capital additions	36.8	30.7
Interest	5.1	5.9
Deferred and prepaid revenue	15.2	6.3
ENSCO 64 salvage and damage assessment	--	10.3
Other	8.2	4.8

	$195.1	$177.2

   Consolidated Statement of Income Information

       Maintenance and repairs expense related to continuing operations for each of the years in the three-year period ended December 31, 2005 is as follows (in millions):

	2005	2004	2003

Maintenance and repairs	$62.7	$49.8	$55.8

Consolidated Statement of Cash Flows Information Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2005 is as follows (in millions):

	2005	2004	2003

Interest, net of amounts capitalized	$ 29.7	$33.4	$33.8
Income taxes	143.1	18.0	10.9

       Capitalized interest totaled $8.9 million in 2005, $3.9 million in 2004 and $2.0 million in 2003.

   Financial Instruments

       The carrying amounts and estimated fair values of the Company's debt instruments at December 31, 2005 and 2004 are as follows (in millions):

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

6.75% Notes	$149.8	$154.5	$149.7	$161.6
7.20% Debentures	148.6	176.9	148.5	174.7
4.65% Bonds, including current maturities	67.5	60.5	72.0	65.3
6.36% Bonds, including current maturities	126.7	134.3	139.4	153.1
5.63% Bonds, including current maturities	--	--	40.5	43.2

       The estimated fair values of the Company's debt instruments were determined using quoted market prices or third party valuations. The estimated fair value of the Company's cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values at December 31, 2005 and 2004. The Company has cash, receivables and payables denominated in foreign currencies. These financial assets and liabilities create exposure to foreign currency exchange risk. When warranted, the Company hedges such risk by entering into purchase options or futures contracts. The Company does not enter into such contracts for trading purposes or to engage in speculation. At December 31, 2005 and 2004, the fair value of such contracts was a net liability of $2.7 million and a net asset of $4.0 million, respectively.

   Concentration of Credit Risk

       The Company is exposed to credit risk relating to its receivables from customers, its cash and cash equivalents and its use of derivative instruments in connection with the management of foreign currency risk. The Company minimizes its credit risk relating to receivables from customers, which consist primarily of major and independent oil and gas producers as well as government-owned oil companies, by performing ongoing credit evaluations. The Company also maintains reserves for potential credit losses, which to date have been within management's expectations. The Company minimizes its credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash balances are maintained in major, highly-capitalized commercial banks. Cash equivalents and investments consist of a portfolio of high-grade instruments. Custody of cash equivalents and investments is maintained at several major financial institutions and the Company monitors the financial condition of those financial institutions. The Company minimizes its credit risk relating to the counterparties to its derivative instruments by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of those counterparties.

       During 2005, one customer provided 12%, or $127.0 million, of consolidated revenues. During 2004, no customer provided more than 10% of consolidated revenues. Revenues from two customers exceeded 10% of consolidated revenues in 2003 and were $100.4 million, or 14% and $85.6 million, or 12% of consolidated revenues.

14.  UNAUDITED QUARTERLY FINANCIAL DATA

       A summary of unaudited quarterly consolidated income statement data for the years ended December 31, 2005 and 2004, is as follows (in millions, except per share amounts):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Operating revenues	$210.6	$246.3	$275.1	$314.9	$1,046.9

Operating expenses
Contract drilling	106.6	108.9	115.0	123.9	454.4
Depreciation and amortization	36.6	38.1	39.1	41.0	154.8
General and administrative	6.2	6.2	6.7	6.7	25.8

Operating income	61.2	93.1	114.3	143.3	411.9

Interest income	1.1	1.8	2.0	2.1	7.0
Interest expense, net	(7.8)	(8.0)	(6.5)	(6.5)	(28.8)
Other income (expense), net	3.8	(2.0)	(.2)	(.5)	1.1

Income from continuing operations before
income taxes	58.3	84.9	109.6	138.4	391.2
Provision for income taxes	17.0	25.5	29.5	35.3	107.3

Income from continuing operations	41.3	59.4	80.1	103.1	283.9
Income (loss) from discontinued operations	.5	10.6	(3.6)	2.8	10.3

Net income	$ 41.8	$ 70.0	$ 76.5	$105.9	$294.2

Earnings (loss) per share - basic
Continuing operations	$ .27	$ .39	$ .53	$ .68	$ 1.87
Discontinued operations	.01	.07	(.03)	.01	.07

	$ .28	$ .46	$ .50	$ .69	$ 1.94

Earnings (loss) per share - diluted
Continuing operations	$ .27	$ .39	$ .52	$ .67	$ 1.86
Discontinued operations	.01	.07	(.02)	.02	.07

	$ .28	$ .46	$ .50	$ .69	$ 1.93

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Operating revenues	$178.1	$170.9	$187.0	$204.6	$740.6

Operating expenses
Contract drilling	102.6	101.2	100.5	101.8	406.1
Depreciation and amortization	32.9	33.4	33.5	34.9	134.7
General and administrative	5.7	7.4	6.8	6.4	26.3

Operating income	36.9	28.9	46.2	61.5	173.5

Interest income	.8	.8	.9	1.2	3.7
Interest expense, net	(10.0)	(9.7)	(8.7)	(8.2)	(36.6)
Other income (expense), net	(.1)	1.0	(1.4)	(.2)	(.7)

Income from continuing operations before
income taxes	27.6	21.0	37.0	54.3	139.9
Provision for income taxes	7.2	5.0	8.0	15.0	35.2

Income from continuing operations	20.4	16.0	29.0	39.3	104.7
Income (loss) from discontinued operations	.6	1.5	(3.2)	(.8)	(1.9)

Net income	$ 21.0	$ 17.5	$ 25.8	$ 38.5	$102.8

Earnings (loss) per share - basic
Continuing operations	$ .14	$ .11	$ .19	$ .26	$ .70
Discontinued operations	.00	.01	(.02)	(.00)	(.02)

	$ .14	$ .12	$ .17	$ .26	$ .68

Earnings (loss) per share - diluted
Continuing operations	$ .14	$ .11	$ .19	$ .26	$ .70
Discontinued operations	.00	.01	(.02)	(.00)	(.02)

	$ .14	$ .12	$ .17	$ .26	$ .68

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

       During the fiscal quarter ended December 31, 2005, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

       None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information required by this item with respect to the Company's directors, corporate governance matters and committees of the Board of Directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006 ("the Proxy Statement") to be filed with the Commission not later than 120 days after the end of the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

Item 11.  Executive Compensation

       The information required by this item is contained in the Proxy Statement under the section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                 Matters

       The following table sets forth, as of December 31, 2005, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,581,681	$30.30	9,076,625
Equity compensation plans not approved by security holders*	11,408	$21.78	--

Total	3,593,089	$30.28	9,076,625

*	In connection with the acquisition of Chiles Offshore Inc. ("Chiles") on August 7, 2002, the Company assumed Chiles' stock option plan and the outstanding stock options thereunder. At December 31, 2005, options to purchase 11,408 shares of the Company's common stock, at a weighted-average exercise price of $21.78 per share, were outstanding under this plan. No shares of the Company's common stock are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)	Financial statement schedules of ENSCO International Incorporated
Reports of Independent Registered Public Accounting Firm	67
Consolidated Statements of Income	68
Consolidated Balance Sheets	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	71

(b)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
3.2	-	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-8097).
4.1	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
4.2	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

10.1	-	ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 23, 1996, Registration No. 333-10733).
10.3	-	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO International Incorporated Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.7	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).

10.8	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.9	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.10	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.11	-	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.12	-	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.13	-	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.14	-	Amended and Restated Credit Agreement among ENSCO International Incorporated and ENSCO Offshore International Company as Borrowers, the lenders signatory thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank, NA, as Syndication Agent, DnB NOR Bank ASA, New York Branch as Issuing Bank, The Bank Of Tokyo-Mitsubishi, Ltd., DnB NOR Bank ASA, New York Branch, and Wells Fargo Bank, N.A. as Co-Documentation Agents, and Mizuho Corporate Bank, Ltd. and SunTrust Bank as Co-Agents concerning a $350 million unsecured revolving credit facility, dated as of June 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 23, 2005, File No. 1-8097).

10.15	-	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.16	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.17	-	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.18	-	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.19	-	ENSCO Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.20	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.21	-	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.22	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

10.23	-	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.24	-	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.25	-	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.26	-	ENSCO 2005 Long-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
10.27	-	ENSCO 2005 Cash Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
10.28	-	Amendment No. 6 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2005, File No. 1-8097).
*10.29	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan.
10.30	-	Employment Offer Letter Agreement dated January 13, 2006 and accepted on February 6, 2006 between the Company and Daniel W. Rabun (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 2006, File No. 1-8097).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of Independent Registered Public Accounting Firm.
*31.1	-	Certification of the Chief Executive Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	-	Certification of the Chief Financial Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	-	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	-	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

2.	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-8 filed August 23, 1996, Registration No. 333-10733).

3.	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

4.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.6 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

5.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

6.	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.18 hereto and incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

7.	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.17 hereto and incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

8.	ENSCO Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.19 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

9.	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.20 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

10.	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (filed as Exhibit 10.21 hereto and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

11.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (filed as Exhibit 10.22 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

12.	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (filed as Exhibit 10.23 hereto and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

13.	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (filed as Exhibit 10.24 hereto and incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

14.	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (filed as Exhibit 10.25 hereto and incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

15.	ENSCO 2005 Long-Term Incentive Plan, effective January 1, 2005 (filed as Exhibit 10.26 hereto and incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

16.	ENSCO 2005 Cash Incentive Plan, effective January 1, 2005 (filed as Exhibit 10.27 hereto and incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

17.	Amendment No. 6 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of September 1, 2005 (filed as Exhibit 10.28 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2005, File No. 1-8097).

18.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.29 hereto).

19.	Employment Offer Letter Agreement dated January 13, 2006 and accepted on February 6, 2006 between the Company and Daniel W. Rabun (filed as Exhibit 10.30 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 2006, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(c)	Excluded Financial Statements
None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 23, 2006.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ J. W. SWENT J. W. Swent	Senior Vice President - Chief Financial Officer	February 23, 2006

/s/ H. E. MALONE, JR. H. E. Malone, Jr.	Vice President - Finance	February 23, 2006

/s/ DAVID A. ARMOUR David A. Armour	Controller	February 23, 2006

/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	February 23, 2006

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 23, 2006

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 23, 2006

/s/ MORTON H. MEYERSON Morton H. Meyerson	Director	February 23, 2006

/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 23, 2006

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 23, 2006

/s/ JOEL V. STAFF Joel V. Staff	Director	February 23, 2006
120