Form 10-Q
period 2006-03-31
ENSCO INTERNATIONAL INC
filed 2006-04-25
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐         No ☒

There were 153,771,431 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 24, 2006.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, insurance, financing and funding; and statements regarding future construction, enhancement or upgrade of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under "Item 1A. Risk Factors" to Part I of the Company's Form 10-K for the year ended December 31, 2005, as updated under "Item 1A. Risk Factors" and elsewhere herein.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the condensed consolidated balance sheet of ENSCO International Incorporated (and subsidiaries) as of March 31, 2006, the related condensed consolidated statements of income, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated (and subsidiaries) as of December 31, 2005, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 24, 2006

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005

OPERATING REVENUES	$385.1	$210.6

OPERATING EXPENSES
Contract drilling	130.0	108.6
Depreciation and amortization	42.4	36.6
General and administrative	10.4	8.0

	182.8	153.2

OPERATING INCOME	202.3	57.4

OTHER INCOME (EXPENSE)
Interest income	2.3	1.1
Interest expense, net	(4.2)	(7.8)
Other, net	(1.7)	3.8

	(3.6)	(2.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	198.7	54.5

PROVISION FOR INCOME TAXES
Current income tax expense	55.6	12.9
Deferred income tax (benefit) expense	(1.8)	2.8

	53.8	15.7

INCOME FROM CONTINUING OPERATIONS	144.9	38.8

DISCONTINUED OPERATIONS
Income from discontinued operations, net	.1	.5
Gain on disposal of discontinued operations, net	4.2	--

	4.3	.5

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	149.2	39.3

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ADOPTION OF SFAS 123(R), NET	.6	--

NET INCOME	$149.8	$39.3

EARNINGS PER SHARE - BASIC
Continuing operations	$.95	$.26
Discontinued operations	.03	.00
Cumulative effect of accounting change	.00	--

	$.98	$.26

EARNINGS PER SHARE - DILUTED
Continuing operations	$.94	$.26
Discontinued operations	.03	.00
Cumulative effect of accounting change	.00	--

	$.97	$.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	152.9	150.9
Diluted	153.7	151.5

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 251.1	$ 268.5
Accounts receivable, net	293.7	269.0
Prepaid expenses and other	44.5	40.9

Total current assets	589.3	578.4

PROPERTY AND EQUIPMENT, AT COST	3,884.8	3,672.8
Less accumulated depreciation	1,038.5	1,009.2

Property and equipment, net	2,846.3	2,663.6

GOODWILL	336.2	336.2

OTHER ASSETS, NET	46.9	46.5

	$3,818.7	$3,624.7

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 25.1	$ 19.1
Accrued liabilities	233.2	195.1
Current maturities of long-term debt	17.2	17.2

Total current liabilities	275.5	231.4

LONG-TERM DEBT	475.4	475.4

DEFERRED INCOME TAXES	343.0	345.1

OTHER LIABILITIES	32.5	32.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized, none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
177.3 million and 176.8 million shares issued, respectively	17.7	17.7
Additional paid-in capital	1,572.0	1,554.9
Retained earnings	1,375.4	1,229.5
Accumulated other comprehensive loss	(9.8)	(10.9)
Treasury stock, at cost, 23.7 million shares and 23.4 million shares, respectively	(263.0)	(251.2)

Total stockholders' equity	2,692.3	2,540.0

	$3,818.7	$3,624.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$149.8	$ 39.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations, net	(.1)	(.5)
Gain on disposal of discontinued operations, net	(4.2)	--
Cumulative effect of accounting change, net	(.6)	--
Depreciation and amortization	42.4	36.6
Deferred income tax expense (benefit)	(1.8)	2.8
Share-based compensation expense	4.2	4.2
Excess tax deficiency (benefit) from share-based compensation	(.9)	1.5
Amortization of other assets	1.6	1.5
Net loss on asset dispositions	1.0	2.7
Other	.4	.4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(24.7)	4.8
Increase in prepaid expenses and other assets	(6.2)	(3.9)
Increase in accounts payable	6.0	10.1
Increase in accrued liabilities	51.2	.3

Net cash provided by operating activities of continuing operations	218.1	99.8

INVESTING ACTIVITIES
Additions to property and equipment	(245.6)	(146.6)
Proceeds from disposal of discontinued operations	10.0	--
Proceeds from disposition of assets	1.2	2.2
Investment in joint venture	--	(4.0)

Net cash used in investing activities	(234.4)	(148.4)

FINANCING ACTIVITIES
Reduction of long-term borrowings	--	(2.9)
Cash dividends paid	(3.9)	(3.8)
Proceeds from exercise of share options	12.9	19.0
Excess tax benefit (deficiency) from share-based compensation	.9	(1.5)
Repurchase of common stock	(11.7)	--
Other	(.1)	(.1)

Net cash provided by (used in) financing activities	(1.9)	10.7

Effect of exchange rate changes on cash and cash equivalents	.7	(.4)
Net cash provided by discontinued operations	.1	2.0

DECREASE IN CASH AND CASH EQUIVALENTS	(17.4)	(36.3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268.5	267.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$251.1	$230.7

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Financial Statements

       The accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2005 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Certain reclassifications have been made to the 2005 unaudited condensed consolidated financial statements to conform to the 2006 presentation. In addition, the 2005 unaudited condensed consolidated financial statements have been restated for the adoption of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment", (see "Note 3 - Share-Based Employee Compensation"). The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month periods ended March 31, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three-month periods ended March 31, 2006 and 2005, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2006 and 2005 (in millions):

	2006	2005

Weighted average common shares-basic	152.9	150.9
Potentially dilutive common shares:
Non-vested share awards	.1	.1
Share options	.7	.5

Weighted average common shares-diluted	153.7	151.5

       The average price of the common stock for the three-month period ended March 31, 2006, exceeded the exercise price of options to purchase common stock for the period. Options to purchase 53,000 shares of common stock in the three-month period ended March 31, 2005, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the period.

Note 3 - Share-Based Employee Compensation

Adoption of New Accounting Pronouncement

       The Company grants share options, previously referred to as "stock options," and non-vested share awards, previously referred to as "restricted stock," to its employees, officers and directors. Prior to January 1, 2006, the Company accounted for share options using the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost for share options was recognized in the Company's net income for periods prior to January 1, 2006, as all share options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Non-vested share awards were accounted for under the provisions of SFAS 123. Accordingly, compensation cost for non-vested share awards was measured using the market value of the common stock on the date of grant and was recognized on a straight line basis over the requisite service period (usually the vesting period).

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month period ended March 31, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month period ended March 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

       No restatement is necessary related to non-vested share awards upon adoption of SFAS 123(R), as compensation cost related to those awards was previously recognized in the financial statements. Under SFAS 123(R), non-vested share awards will continue to be measured using the market value of the common stock on the date of grant and recognized on a straight line basis over the requisite service period (usually the vesting period).

       As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income from continuing operations before income taxes, income from continuing operations and net income for the three-month period ended March 31, 2005, are $3.8 million, $2.5 million and $2.5 million lower, respectively, than previously reported under APB 25. Basic and diluted earnings per share for the three-month period ended March 31, 2005 were $0.28 and $0.28, respectively, as previously reported under APB 25, compared to restated basic and diluted earnings per share of $0.26 and $0.26, respectively. At December 31, 2005, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million to reflect share option compensation cost recognized prior to January 1, 2006.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statement of cash flows. As a result of adopting SFAS 123(R), the previously reported amounts of cash provided by operating activities of continuing operations and cash provided by financing activities in the consolidated statement of cash flows for the three-month period ended March 31, 2005, have increased by $1.5 million and decreased by $1.5 million, respectively.

       Share-based compensation expense recognized in the consolidated statement of income for the three-months ended March 31, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the three-month period ended March 31, 2006.

       Subsequent to the adoption of SFAS 123(R), compensation cost for all equity awards, regardless of when they were granted, will be recognized based on the number of awards expected to vest. All subsequent changes in estimated forfeitures, including changes in estimates relating to share options and non-vested share awards granted prior to the adoption of SFAS 123(R), will be recognized as a cumulative adjustment to compensation cost in the period in which they occur.

Share-Based Employee Compensation Plans

       In May 2005, the Company's stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and essentially replaces the Company's previously adopted 1998 Incentive Plan (the "1998 Plan") and 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made thereunder. Under the 2005 Plan, a maximum of 7.5 million new shares are reserved for issuance as awards of share options to officers, employees and non-employee directors. Share options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Share options granted to non-employee directors are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of share options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. At March 31, 2006, options to purchase 891,680 shares of the Company's common stock were outstanding under the 2005 Plan.

       Share options previously granted under the 1998 Plan become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant. Share options previously granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter. The exercise price of share options granted under the 1998 Plan and the Directors' Plan equals the market value of the underlying stock on the date of grant. At March 31, 2006, options to purchase 2,430,316 shares of the Company's common stock were outstanding under the 1998 Plan and the Directors' Plan.

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for non-vested share awards. Prior to the adoption of the 2005 Plan, non-vested share awards were issued under the 1998 Plan and generally vested at a rate of 10% per year, as determined by a committee of the Board of Directors. No further non-vested share awards will be granted under the 1998 Plan, however, that plan shall continue to apply to and govern awards issued thereunder. The 2005 Plan provides for the issuance of non-vested share awards up to a maximum of 2.5 million new shares. Under the 2005 Plan, shares of common stock subject to annual grants of non-vested share awards generally vest at a rate of 20% per year and grants of non-vested share awards to new or recently promoted employees generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors, and have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

       During the three-month period ended March 31, 2006, 100,010 non-vested share awards were issued at a weighted average fair value of $46.90 per share. At March 31, 2006, there were 2.2 million shares of common stock available for non-vested share awards under the 2005 Plan. Non-vested share awards for an aggregate 676,930 shares of common stock were outstanding at March 31, 2006, and vest as follows: 93,384 shares during the remainder of 2006, 117,385 shares in 2007, 101,385 shares in 2008, 94,385 shares in 2009, 94,385 shares in 2010, 53,001 shares in 2011, 50,001 shares in 2012, 45,001 shares in 2013, 15,501 shares in 2014, 10,001 shares in 2015 and 2,501 shares in 2016.

       During the three-month period ended March 31, 2006, the Company recognized compensation expense of $3.4 million for share options and $800,000 for non-vested share awards. The income tax benefit recognized during that same period for share options and non-vested share awards was $1.0 million and $300,000, respectively. During the three-month period ended March 31, 2005, the Company recognized compensation expense of $3.8 million for share options, net of $100,000 included in discontinued operations, and $400,000 for non-vested share awards. The total income tax benefit recognized during that same period for share options and non-vested share awards was $1.4 million and $100,000, respectively.

       The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month periods ended March 31, 2006 and 2005:

	2006	2005

Risk-free interest rate	4.6%	3.9%
Expected life (in years)	4.8	3.8
Expected volatility	36.2%	37.2%
Dividend yield	.2%	.2%

       Expected volatility is based on the historical volatility of the Company's stock over the period of time equivalent to the expected term of the options granted. The expected term of options granted is derived from historical exercise patterns over a period of time equivalent to the term of the options granted. The Company has not experienced significant differences in the historical exercise patterns among officers, employees and non-employee directors for them to be considered separately for valuation purposes. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues on the date of grant with a remaining term approximating the expected term of the options granted.

       A summary of share option activity for the three-month period ended March 31, 2006 is as follows (shares and intrinsic value in thousands, term in years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Share Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	3,593	$30.28
Granted	190	46.70
Exercised	(419)	30.80
Forfeited	(35)	32.87

Outstanding at March 31, 2006	3,329	$31.12	3.5	$68,604

Exercisable at March 31, 2006	813	$30.32	1.9	$17,415

       The weighted-average grant-date fair value of share options granted during the three-month periods ended March 31, 2006 and 2005, was $17.74 and $13.29, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005, was $8.4 million and $4.1 million, respectively. The following table summarizes information about share options outstanding at March 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$11.73 - $26.92	158	2.9 years	$25.87	51	$26.06
27.13 - 30.04	1,721	2.8 years	28.45	442	28.82
31.22 - 33.89	1,205	4.1 years	32.96	269	32.62
35.21 - 47.12	245	6.7 years	44.22	51	35.37

	3,329	3.5 years	$31.12	813	$30.32

       The fair value of non-vested share awards equals the market value of the underlying stock on the date of grant. The weighted-average grant-date fair value of non-vested share awards for the three-month periods ended March 31, 2006 and 2005, was $46.90 and $40.32, respectively. The total fair value of non-vested share awards that vested during each of the three-month periods ended March 31, 2006 and 2005, was $200,000. A summary of the status of the Company's non-vested share awards as of March 31, 2006, and changes during the three-month period ended March 31, 2006 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
Non-vested Share Awards	Shares	Fair Value

Non-vested at January 1, 2006	589	$ 30.09
Granted	100	46.90
Vested	(5)	33.90
Forfeited	(7)	37.75

Non-vested at March 31, 2006	677	$ 32.47

       As of March 31, 2006, there was $21.8 million of total unrecognized compensation cost related to share options granted, which is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2006, there was $20.0 million of total unrecognized compensation cost related to non-vested share awards granted, which is expected to be recognized over a weighted-average period of 7.1 years.

Note 4 - Stockholders' Equity

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the three-month period ended March 31, 2006, the Company repurchased 250,000 shares of its common stock at a cost of $11.7 million (an average cost of $47.03 per share). At March 31, 2006 and December 31, 2005, the outstanding shares of the Company's common stock, net of treasury shares, were 153.6 million and 153.4 million, respectively.

A summary of activity in the various stockholders' equity accounts for the three-month periods ended March 31, 2006 and 2005, is as follows (in millions):

	Three Months Ended March 31, 2006
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2005	176.8	$17.7	$1,554.9	$1,229.5	$(10.9)	$(251.2)
Net income	--	--	--	149.8	--	--
Cash dividends paid	--	--	--	(3.9)	--	--
Common stock issued under share-based
compensation plans, net	.5	.0	12.8	--	--	(.1)
Tax benefit from share-based compensation	--	--	.9	--	--	--
Repurchase of common stock	--	--	--	--		(11.7)
Share-based compensation expense	--	--	4.2	--	--	--
Cumulative effect of accounting change	--	--	(.8)	--	--	--
Net other comprehensive income	--	--	--	--	1.1	--

BALANCE, March 31, 2006	177.3	$17.7	$1,572.0	$1,375.4	$ (9.8)	$(263.0)

	Three Months Ended March 31, 2005
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2004	174.5	$17.5	$1,476.0	$ 959.8	$ (9.0)	$(250.4)
Net income	--	--	--	39.3	--	--
Cash dividends paid	--	--	--	(3.8)	--	--
Common stock issued under share-based
compensation plans, net	.6	.0	18.9	--	--	(.1)
Tax deficiency from share-based compensation	--	--	(1.5)	--	--	--
Share-based compensation expense	--	--	4.4	--	--	--
Net other comprehensive loss	--	--	--	--	(.8)	--

BALANCE, March 31, 2005	175.1	$17.5	$1,497.8	$995.3	$ (9.8)	$(250.5)

Note 5 - Comprehensive Income

The components of the Company's comprehensive income for the three-month periods ended March 31, 2006 and 2005, are as follows (in millions):

	2006	2005

Net income	$149.8	$39.3
Other comprehensive income (loss):
Net change in fair value of derivatives	(.1)	(.5)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	1.2	(.3)

Net other comprehensive income (loss)	1.1	(.8)

Comprehensive income	$150.9	$38.5

       Accumulated other comprehensive loss at March 31, 2006 and December 31, 2005, of $9.8 million and $10.9 million, respectively, consists of net unrealized losses on derivative instruments, net of tax. The estimated amount of net unrealized losses on derivative instruments, net of tax at March 31, 2006 that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$1.0
Unrealized losses to be reclassified to interest expense	1.1

Net unrealized losses to be reclassified to earnings	$2.1

Note 6 - Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the three-month period ended March 31, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statement of income for the three-month periods ended March 31, 2006 and 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig and on June 30, 2005, the Company sold its six South America/Caribbean barge rigs. The operating results of these rigs have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2005.

       Following is a summary of income from discontinued operations for the three-month periods ended March 31, 2006 and 2005 (in millions):

	2006	2005

Revenues	$ .5	$ 6.3
Operating expenses and other	.4	5.9

Operating income before income taxes	.1	.4
Income tax benefit (expense)	(.0)	.1
Gain on disposal of discontinued operations, net	4.2	--

Income from discontinued operations	$ 4.3	$ .5

There is no debt or interest expense allocated to the Company's discontinued operations.

Note 7 - Contingencies

Resolution of Insurance Claims Relating to Hurricane Katrina Damage

       During the third quarter 2005, several of the Company's drilling rigs in the Gulf of Mexico sustained damage during Hurricane Katrina. Physical damage to the Company's rigs caused by a hurricane, as well as the related removal and recovery costs, were covered by insurance subject to a deductible. The Company currently maintains insurance coverage under multiple insurance policies that subject the Company to escalating deductibles, the amount of which depends on the type of rig damaged and the magnitude of the damage sustained by rig type. However, under the Company's current insurance policies, all losses incurred as a result of a single hurricane (an "occurrence") are limited to a maximum aggregate deductible of $5.5 million. Due to recent industry hurricane related losses in the Gulf of Mexico, the Company does not expect to renew its insurance policies upon the same basis or at the same cost as its current policies. (See item "1A. Risk Factors" for further information regarding the Company's insurance risks.)

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

       On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a CTL. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million equal to the excess of the insurance proceeds and the portion of the deductible allocated to ENSCO 29 ($5.0 million), over the net book value of the rig. The gain is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the three-month period ended March 31, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet.

       Damage to ENSCO 7500 was minor and the rig returned to service in early February 2006 after completion of the repair work which was performed in conjunction with minor enhancement and prerequisite work for its current two year contract. The Company recognized a net loss of $1.3 million during the first quarter of 2006, which consists of the excess of the $1.8 million loss realized in connection with the ENSCO 7500 repair work over the $500,000 insurance deductible allocated to ENSCO 7500. The $1.3 million net loss is included in "Other, net" in the consolidated statement of income for the three-month period ended March 31, 2006. The Company expects the insurance claim for the ENSCO 7500 hull repairs to be finalized during the second or third quarter of 2006, at which time the Company will recognize a gain equal to the insurance proceeds received.

Other Contingencies

       In September 2004, the Republic of India amended the Finance Act, 1994, by enacting the Finance (No. 2) Act, 2004 (the "Act"), which purported to extend a 10.2% tax levied on services to the specific service of "survey and exploration of minerals." Based on the definition of "survey and exploration of minerals" contained in the Act, the Company does not believe its contract drilling operations in India should be considered taxable services, and thus, has not assessed or paid the tax, or recognized a liability for the tax. On March 21, 2006, a Writ Petition, filed by the local chapter of the International Association of Drilling Contractors ("IADC"), challenging the applicability of the Act to contract drilling services, was admitted by an Indian Court. The position taken by the IADC in its Writ Petition, which is currently scheduled to be heard on the merits in July 2006, is supported by the Oil and Natural Gas Corporation Limited, the government sponsored oil company in India. If the Indian court should ultimately determine that the tax applies to contract drilling services, the Company's liability for such tax would be $6.1 million at March 31, 2006. However, the Company believes its customer has a contractual indemnity obligation and will reimburse, either in whole or in part, any tax liability that may be assessed. Based on the information available at this time, the Company does not expect the resolution of this matter to have a material adverse effect on its financial position, results of operations or cash flows.

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

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi, involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are still at a very preliminary stage. Following the recent lapse of a period of time granted by the Special Master appointed to oversee the litigation, all named plaintiffs were required to prepare and submit "Fact Sheets" to facilitate the determination of such issues or facts as (i) whether the plaintiffs have a proper cause of action, (ii) which defendants are the focus of a particular plaintiff's claim, (iii) by whom a plaintiff may have been employed and the period(s) of such employment, (iv) where a plaintiff resides and whether the Mississippi courts have jurisdiction over their alleged claim, and (v) venue, assuming the Mississippi courts have jurisdiction.

       The Company has filed responsive pleadings in the Mississippi lawsuits preserving all defenses and challenges to jurisdiction and venue and, on the basis of information contained or withheld from the plaintiffs' Fact Sheets all companies named as co-defendants (including the Company) are currently reviewing the information in an effort to ascertain which claims, if any, should be dismissed, which claims, if any, although on their face appear to be proper, should be made the subject of a motion challenging venue and transferred, and, finally, which claims, if any, appear to have been properly filed with the court where they are currently pending. Those plaintiffs whose claims are severed and transferred will be required to re-file new complaints, while those plaintiffs whose causes of action are not transferred will, nonetheless, be required to amend or supplement their complaints to specifically plead their cause of action in respect to each named defendant. The Company intends to vigorously defend against the litigation including aggressively challenging the propriety of the jurisdiction and venue of such claims. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

       Legislation known as the U.K. Working Time Directive was introduced in August 2003 and may be applicable to employees of the Company and other drilling contractors that work offshore in U.K. territorial waters or in the U.K. sector of the North Sea. Certain unions representing offshore employees have claimed that drilling contractors are not in compliance with the U.K. Working Time Directive in respect of paid time off (vacation time) for employees working offshore on a rotational basis (equal time working and off), and the related issues are subject to pending or potential judicial, administrative and legislative review. Based on the information available at this time, the Company does not expect the resolution of this matter to have a material adverse effect on its financial position, results of operations or cash flows.

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

       During the first quarter of 2006, the offshore drilling industry generally continued to experience strong demand and increasing day rates and utilization for all drilling rig types on a global basis. Leading day rates currently are at record levels for most rig classes and recently executed contracts are generally of greater duration than the historical averages. Recently negotiated contracts also generally have more favorable terms and conditions for contract drilling companies. At present, the supply of available drilling rigs is unable to meet the growing demand of oil and gas companies on a global basis. As a result of this imbalance, various industry participants have ordered construction of approximately ninety new offshore rigs which are scheduled for delivery over the next several years. Furthermore, competition for skilled and other labor will continue to intensify as these new rigs enter the market in future periods.

       Financial operating results in the offshore contract drilling industry have historically been very cyclical and are primarily related to the demand for drilling rigs and the available supply of rigs. Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond the control of the Company. Offshore exploration and development spending may fluctuate substantially from year to year and from region to region. Such spending fluctuations result from many factors, including:

•	demand and prices for oil and gas,
•	regional and global economic conditions and expected changes therein,
•	political and legislative environments in the U.S. and other major oil-producing countries,
•	production levels and related activities of OPEC and other oil and gas producers,
•	technological advancements that impact the methods or cost of oil and gas exploration and development, and
•	the impact that these and other events have on the current and expected future pricing of oil and natural gas.

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly. Certain events, such as hurricanes, may impact the supply of rigs in a particular market and cause rapid fluctuations in rig demand, utilization and day rates.

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

       The Company's drilling rigs are deployed throughout the world, with drilling operations concentrated in the major geographic regions of North and South America, Europe/Africa and Asia Pacific (which includes Asia, the Middle East, Australia and New Zealand). The Company competes with other offshore drilling contractors on the basis of price, quality of service, operational and safety performance, equipment suitability and availability, reputation and technical expertise. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

BUSINESS ENVIRONMENT

       The Company's North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions and demand for rigs in this region. Gulf of Mexico jackup rig contracts are normally entered into for relatively short durations and are marked to current rates upon renewal. Some Gulf of Mexico rigs remain contracted with the same customer for several years, but the contractual day rates are periodically renegotiated by reference to prevailing market day rates and adjusted accordingly. During 2005, day rates of Gulf of Mexico jackup rigs continued to increase from prior year levels as a result of a further reduction in the supply of available rigs in the region and increased demand. The supply of jackup rigs began to tighten in mid 2005 after several of the Company's competitors announced the planned departure of rigs contracted outside the region. These rigs became unavailable during the latter half of 2005 to prepare for mobilization to other regions. Additionally, Hurricane Katrina and Hurricane Rita disrupted drilling operations and severely damaged or destroyed several rigs operating in the region thereby reducing the number of available rigs even further. The demand for Gulf of Mexico jackup rigs continued to strengthen during late 2005 as oil and gas companies increased spending due to an increasing demand for natural gas. During the first quarter of 2006, day rates continued to increase mostly due to the decreased supply of available rigs in the region and, to a lesser extent, the continued strong demand for natural gas drilling by operators.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe. Jackup rig contracts in the Europe/Africa region are generally of longer duration than those in the Gulf of Mexico, but frequently contain rate adjustment "mark-to-market" provisions that allow drilling contractors to take advantage of a market where day rates are continuing to increase. During 2005 and the first quarter of 2006, day rates continued to improve from prior year levels as high oil and natural gas prices as well as an increasing global demand for oil resulted in increased spending by oil and gas companies.

       Demand for jackup rigs in most Asia Pacific region markets continued to strengthen during 2005 and increased activity levels absorbed the additional rigs mobilized to the region and improved day rates. During the first quarter of 2006, day rates continued to increase due to increased demand and rig supply shortages. Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographical regions and, since such contracts generally are at fixed rates which may be subject to adjustment for variations in the contractor's costs, they are not as market sensitive as shorter term contracts.

RESULTS OF OPERATIONS

       In recent years, the Company has disposed of several assets, including the sale of six barge rigs and a platform rig in 2005, and the loss of two rigs as a result of damage caused by hurricanes, one in 2004 and the other in 2005. The operating results of these assets have been reclassified as discontinued operations in the consolidated statements of income for the three-month periods ended March 31, 2006 and 2005. (See "Discontinued Operations" below for further information regarding the operating results and disposal of these assets.)

The following analysis highlights the Company's consolidated operating results for the three-month periods ended March 31, 2006 and 2005 (in millions):

	2006	2005

Revenues	$385.1	$210.6
Operating expenses
Contract drilling	130.0	108.6
Depreciation and amortization	42.4	36.6
General and administrative	10.4	8.0

Operating income	202.3	57.4
Other expense, net	(3.6)	(2.9)
Provision for income taxes	53.8	15.7

Income from continuing operations	144.9	38.8
Income from discontinued operations, net	4.3	.5
Cumulative effect of accounting change, net	.6	--

Net income	$149.8	$ 39.3

       For the three-month period ended March 31, 2006, revenues increased by $174.5 million, or 83%, and operating income increased by $144.9 million, or 252%, from the prior year period. These increases are primarily due to improved average day rates in all operating areas and improved utilization of Europe/Africa and Asia Pacific jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month periods ended March 31, 2006 and 2005, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month periods ended March 31, 2006 and 2005 (in millions except utilization and day rates):

	2006	2005

Revenues
Jackup rigs:
North and South America	$147.0	$ 77.6
Europe/Africa	104.1	40.5
Asia Pacific	116.3	78.2

Total jackup rigs	367.4	196.3
Semisubmersible rig - North America	9.1	7.6
Barge rig - Asia Pacific	5.1	4.6
Platform rig - North America	3.5	2.1

Total	$385.1	$210.6

Contract Drilling Expense
Jackup rigs:
North and South America	$ 36.4	$ 35.3
Europe/Africa	39.1	26.6
Asia Pacific	43.8	37.3

Total jackup rigs	119.3	99.2
Semisubmersible rig - North America	5.8	5.9
Barge rig - Asia Pacific	2.8	2.3
Platform rig - North America	2.1	1.2

Total	$130.0	$108.6

	2006	2005

Rig Utilization(1)
Jackup rigs:
North and South America	81%	89%
Europe/Africa	100%	87%
Asia Pacific	96%	85%

Total jackup rigs	91%	87%
Semisubmersible rig - North America	59%	69%
Barge rig - Asia Pacific	100%	99%
Platform rig - North America	100%	100%

Total	91%	87%

Average day rates(2)
Jackup rigs:
North and South America	$115,960	$ 54,401
Europe/Africa	134,061	64,501
Asia Pacific	80,383	64,645

Total jackup rigs	103,379	59,963
Semisubmersible rig - North America	189,191	122,618
Barge rig - Asia Pacific	55,870	50,031
Platform rig - North America	35,951	29,304

Total	$103,184	$ 60,709

(1)	Utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at March 31, 2006 and 2005:

	Number of Rigs
	2006	2005
Jackup rigs:
North and South America(1)	17	18
Europe/Africa(2)	9	8
Asia Pacific(1)(2)(3)	17	16

Total jackup rigs	43	42
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Platform rig	1	1

Total(4)	46	45

(1)	The Company mobilized ENSCO 76 from a shipyard in the Gulf of Mexico to Saudi Arabia to commence a three-year contract in September 2005.
(2)	ENSCO 102 completed mobilization from the Asia Pacific region to the United Kingdom and commenced a one-year contract in February 2006.
(3)	Upon completion of its construction in the first quarter of 2006, the Company accepted delivery of ENSCO 107, an ultra-high specification jackup rig that commenced drilling operations in March 2006 offshore Malaysia.
(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations (See "Discontinued Operations" below), and rigs under construction at March 31, 2006 (ENSCO 108, ENSCO 8500 and ENSCO 8501).

    North and South America Jackup Rigs

       First quarter 2006 revenues for the North and South America jackup rigs increased by $69.4 million, or 89%, compared to the prior year first quarter. The increase in revenues is due primarily to a 113% increase in average day rates. The significant increase in average day rates is primarily attributable to a reduction in the supply of available rigs in the region and increased demand. The decrease in the supply of jackup rigs was partially due to several of the Company's competitors' rigs being taken out of operation in the second half of 2005 to prepare for international contract commitments. Additionally, Hurricane Katrina and Hurricane Rita disrupted drilling operations in the third quarter of 2005 and severely damaged or destroyed several rigs operating in the region thereby reducing the number of available rigs even further. Demand increased due to higher levels of spending by oil and gas companies resulting from an increasing demand for natural gas. First quarter 2006 contract drilling expense for the North and South America jackup rigs increased by $1.1 million, or 3%, compared to the prior year first quarter. The increase in contract drilling expense is primarily due to increased personnel costs and mobilization expense, partially offset by reduced utilization, as compared to the prior year first quarter.

    Europe/Africa Jackup Rigs

       First quarter 2006 revenues for the Europe/Africa jackup rigs increased by $63.6 million, or 157%, compared to the prior year first quarter. The increase in revenues is due primarily to a 108% increase in average day rates and an increase in utilization to 100% in 2006 from 87% in 2005. The significant increase in average day rates and utilization is primarily attributable to improved demand resulting from increased spending by oil and gas companies. First quarter 2006 contract drilling expense for the Europe/Africa jackup rigs increased by $12.5 million, or 47%, compared to the prior year first quarter. The increase in contract drilling expense is primarily due to increased utilization and increased personnel and mobilization expense.

    Asia Pacific Jackup Rigs

       First quarter 2006 revenues for the Asia Pacific jackup rigs increased by $38.1 million, or 49%, and contract drilling expense increased by $6.5 million, or 17%, as compared to the prior year first quarter. The increase in revenues is primarily due to a 24% increase in average day rates and an increase in utilization to 96% in 2006 from 85% in 2005, as a result of increased demand due to higher levels of spending by oil and gas companies. The increase in contract drilling expense is primarily attributable to increased utilization and increased personnel, maintenance and repair expense. Although demand has been increasing, in the Middle East market the Company has several longer term contracts and contracts with fixed day rate term extension options that limit the upside potential in a rising day rate market.

    North America Semisubmersible Rig

       First quarter 2006 revenues for ENSCO 7500 increased by $1.5 million, or 20%, and contract drilling expense decreased by $100,000, or 2%, as compared to the prior year first quarter. The increase in revenues is primarily due to a 54% increase in the average day rate, partially offset by a decrease in utilization to 59% in 2006 from 69% in 2005 as ENSCO 7500 was idle for approximately one month while undergoing minor enhancement and prerequisite work for its current two year contract.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2006 increased by $5.8 million, or 16%, as compared to the prior year first quarter. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the first quarter of 2005.

General and Administrative

       General and administrative expense in the first quarter of 2006 increased by $2.4 million or 30%, as compared to the first quarter of 2005. The increase is primarily attributable to increases in personnel costs and professional fees.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2006 and 2005 is as follows (in millions):

	2006	2005

Interest income	$ 2.3	$ 1.1
Interest expense, net:
Interest expense	(8.7)	(9.7)
Capitalized interest	4.5	1.9

	(4.2)	(7.8)
Other, net	(1.7)	3.8

	$(3.6)	$(2.9)

       Interest income increased by $1.2 million in the first quarter of 2006, as compared to the first quarter of 2005, due to higher average interest rates, partially offset by a decrease in cash balances invested.

       Interest expense decreased by $1.0 million in the first quarter of 2006, as compared to the first quarter of 2005, due primarily to a decrease in outstanding debt. Capitalized interest increased $2.6 million in the first quarter of 2006, as compared to the prior year first quarter, due to an increase in the amount invested in new construction and enhancement projects, primarily ENSCO 108, ENSCO 8500 and ENSCO 8501 construction projects.

       Other, net, in the three-month period ended March 31, 2006 consists primarily of a $1.3 million net loss recognized in connection with ENSCO 7500 repair work resulting from damage the rig sustained during Hurricane Katrina in September 2005 (see Note 7 to the Company's consolidated financial statements), and foreign currency translation losses of $300,000. Other, net, in the three-month period ended March 31, 2005 includes a $3.1 million net gain related to the resolution of insurance claims associated with two rigs damaged by Hurricane Ivan and foreign currency translation gains of $400,000.

Provision for Income Taxes

       The provision for income taxes for the three-month period ended March 31, 2006 increased by $38.1 million compared to the prior year period. The increase is due primarily to the increased profitability of the Company partially offset by a decrease in the effective tax rate to 27.1% in the first quarter of 2006 from 28.8% in the prior year first quarter. The decrease in the effective tax rate is due primarily to the impact of changes in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the three-month period ended March 31, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statement of income for the three-month periods ended March 31, 2006 and 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig and on June 30, 2005, the Company sold its six South America/Caribbean barge rigs. The operating results of these rigs have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2005.

       Following is a summary of income from discontinued operations for the three-month periods ended March 31, 2006 and 2005 (in millions):

	2006	2005

Revenues	$ .5	$ 6.3
Operating expenses and other	.4	5.9

Operating income before income taxes	.1	.4
Income tax benefit (expense)	(.0)	.1
Gain on disposal of discontinued operations, net	4.2	--

Income from discontinued operations	$ 4.3	$ .5

There is no debt or interest expense allocated to the Company's discontinued operations.

ADOPTION OF NEW ACCOUNTING STANDARD

       The Company grants share options, previously referred to as "stock options," and non-vested share awards, previously referred to as "restricted stock," to its employees, officers and directors. Prior to January 1, 2006, the Company accounted for share options using the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost for share options was recognized in the Company's net income for periods prior to January 1, 2006, as all share options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Non-vested share awards were accounted for under the provisions of SFAS 123. Accordingly, compensation cost for non-vested share awards was measured using the market value of the common stock on the date of grant and was recognized on a straight line basis over the requisite service period (usually the vesting period).

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month period ended March 31, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month period ended March 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

       No restatement is necessary related to non-vested share awards upon adoption of SFAS 123(R), as compensation cost related to those awards was previously recognized in the financial statements. Under SFAS 123(R), non-vested share awards will continue to be measured using the market value of the common stock on the date of grant and recognized on a straight line basis over the requisite service period (usually the vesting period).

The following table summarizes share option compensation expense for the three-month periods ended March 31, 2006 and 2005 (in millions):
	2006	2005

Contract drilling	$ 1.6	$ 1.8
General and administrative	1.8	2.0

Share option compensation expense included in operating expenses	3.4	3.8
Tax benefit	(1.0)	(1.4)
Share option compensation expense included in discontinued operations, net	--	.1

Total share option compensation expense included in net income	$ 2.4	$ 2.5

       As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income from continuing operations before income taxes, income from continuing operations and net income for the three-month period ended March 31, 2005, are $3.8 million, $2.5 million and $2.5 million lower, respectively, than previously reported under APB 25. Basic and diluted earnings per share for the three-month period ended March 31, 2005 were $0.28 and $0.28, respectively, as previously reported under APB 25, compared to restated basic and diluted earnings per share of $0.26 and $0.26, respectively. At December 31, 2005, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million to reflect share option compensation cost recognized prior to January 1, 2006.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statement of cash flows. As a result of adopting SFAS 123(R), the previously reported amounts of cash provided by operating activities of continuing operations and cash provided by financing activities in the consolidated statement of cash flows for the three-month period ended March 31, 2005, have increased by $1.5 million and decreased by $1.5 million, respectively.

       Share-based compensation expense recognized in the consolidated statement of income for the three-months ended March 31, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the three-month period ended March 31, 2006.

       Subsequent to the adoption of SFAS 123(R), compensation cost for all equity awards, regardless of when they were granted, will be recognized based on the number of awards expected to vest. All subsequent changes in estimated forfeitures, including changes in estimates relating to share options and non-vested share awards granted prior to the adoption of SFAS 123(R), will be recognized as a cumulative adjustment to compensation cost in the period in which they occur.

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

       During the three-month period ended March 31, 2006, the Company's primary sources of cash included $218.1 million generated from continuing operations, $10.0 million from the insurance recovery related to discontinued operations and $12.9 million from the exercise of share options. Its primary use of cash for the same period consisted of $245.6 million for the construction, enhancement and other improvement of drilling rigs and $11.7 million for the repurchase of common stock.

       During the three-month period ended March 31, 2005, the Company's primary source of cash consisted of $99.8 million generated from continuing operations and $19.0 million from the exercise of share options. Its primary use of cash consisted of $146.6 million for the acquisition, construction, enhancement and other improvement of drilling rigs.

       Detailed explanations of the Company's liquidity and capital resources for the three-month periods ended March 31, 2006 and 2005, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for the three-month periods ended March 31, 2006 and 2005 are as follows (in millions):

	2006	2005

Cash flow from continuing operations	$218.1	$ 99.8

Capital expenditures on continuing operations
New construction	$175.9	$ 1.2
Rig acquisitions	--	79.6
Enhancements	47.2	56.6
Minor upgrades and improvements	22.5	9.2

	$245.6	$146.6

       Cash flow from continuing operations increased by $118.3 million, or 119%, for the three-month period ended March 31, 2006 as compared to the prior year first quarter. The increase resulted primarily from a $168.0 million increase in cash receipts from drilling services offset by a $43.2 million increase in cash payments related to contract drilling expenses.

       On January 23, 2006, the Company accepted delivery of ENSCO 107 and made the final installment payment of $27.5 million. In addition to the final payment on ENSCO 107, management anticipates that capital expenditures in 2006 will include approximately $85.0 million for rig enhancement projects, approximately $290.0 million for construction of ENSCO 108, ENSCO 8500 and ENSCO 8501, and approximately $60.0 million for minor upgrades and improvements. (See "Outlook" for information concerning the construction of ENSCO 108, ENSCO 8500 and ENSCO 8501.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

        The Company's long-term debt, total capital and long-term debt to total capital ratios at March 31, 2006 and December 31, 2005 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2006	2005

Long-term debt	$ 475.4	$ 475.4
Total capital*	3,167.7	3,015.4
Long-term debt to total capital	15.0%	15.8%

* Total capital includes long-term debt plus stockholders' equity.

        During the three months ended March 31, 2006, there were no significant changes in the Company's long-term debt or total capital. At March 31, 2006, the Company has an aggregate $194.2 million outstanding under two separate bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in 2007 and 2027, respectively.

        The Company has a $350.0 million unsecured revolving credit facility (the "2005 Credit Facility") with a syndicate of banks that matures in June 2010. The Company had no amounts outstanding under the 2005 Credit Facility at March 31, 2006 or December 31, 2005, and does not currently anticipate borrowing under the 2005 Credit Facility during 2006. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company maintains investment grade credit ratings of Baa1 from Moody's and BBB+ from Standard & Poor's.

        On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the three-month period ended March 31, 2006, the Company repurchased 250,000 shares of its common stock at a cost of $11.7 million (an average cost of $47.03 per share).

Liquidity

The Company's liquidity position at March 31, 2006 and December 31, 2005 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2006	2005

Cash and short-term investments	$251.1	$268.5
Working capital	313.8	347.0
Current ratio	2.1	2.5

       Management expects to fund the Company's short-term liquidity needs, including contractual obligations, anticipated capital expenditures and stock repurchases, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company also utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At March 31, 2006, the Company had contracts outstanding to exchange an aggregate $69.3 million U.S. dollars for various foreign currencies, all of which mature during the next twelve months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of March 31, 2006 would approximate $1.6 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At March 31, 2006, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

OUTLOOK

       Changes in industry conditions and the corresponding impact on the Company's operations cannot be accurately predicted because of the short-term nature of many of the Company's contracts and the volatility of oil and natural gas prices, which impact expenditures for oil and gas drilling, rig utilization and day rates. It is not determinable whether recent levels of regional and worldwide expenditures for oil and gas drilling and drilling activity will increase, decrease or remain unchanged. Accordingly, future rig demand and trends in average day rates and utilization levels are uncertain. Management's current plans and expectations relative to drilling rig operations and near-term industry conditions are described below.

    Rig Construction

       The Company has two ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig currently under construction by Keppel FELS Limited ("KFELS") in Singapore.

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

    Rig Enhancements and Relocations

       ENSCO 69 entered a shipyard in November 2005 for enhancement and contract preparation work. In April 2006, the rig mobilized to offshore Venezuela and is expected to commence a long-term contract in May 2006. ENSCO 86 entered a shipyard in October 2005 for enhancement procedures and is projected to return to service in the Gulf of Mexico by the end of April 2006. ENSCO 105 is scheduled to continue its commitment for work in the Gulf of Mexico through early 2007 when it is expected to mobilize to Tunisia for an estimated two year contract.

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

CRITICAL ACCOUNTING POLICIES

       The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

    Property and Equipment

       At March 31, 2006, the carrying value of the Company's property and equipment totaled $2,846.3 million, which represents 74% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       For additional information concerning the useful lives of the Company's drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

       For additional information concerning drilling rig impairment evaluations, including a analysis of the Company's rigs evaluated in December 2005, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At March 31, 2006, the Company has a $323.5 million net deferred income tax liability and $92.7 million of accrued liabilities for income taxes currently payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

       In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as SFAS 123R). The adoption of SFAS 154 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

       During the fiscal quarter ended March 31, 2006, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       In August 2004, the Company and certain subsidiaries were named as defendants in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi, involving numerous other companies as co-defendants. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, including claims under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. The lawsuits are still at a very preliminary stage. Following the recent lapse of a period of time granted by the Special Master appointed to oversee the litigation, all named plaintiffs were required to prepare and submit "Fact Sheets" to facilitate the determination of such issues or facts as (i) whether the plaintiffs have a proper cause of action, (ii) which defendants are the focus of a particular plaintiff's claim, (iii) by whom a plaintiff may have been employed and the period(s) of such employment, (iv) where a plaintiff resides and whether the Mississippi courts have jurisdiction over their alleged claim, and (v) venue, assuming the Mississippi courts have jurisdiction.

       The Company has filed responsive pleadings in the Mississippi lawsuits preserving all defenses and challenges to jurisdiction and venue and, on the basis of information contained or withheld from the plaintiffs' Fact Sheets all companies named as co-defendants (including the Company) are currently reviewing the information in an effort to ascertain which claims, if any, should be dismissed, which claims, if any, although on their face appear to be proper, should be made the subject of a motion challenging venue and transferred, and, finally, which claims, if any, appear to have been properly filed with the court where they are currently pending. Those plaintiffs whose claims are severed and transferred will be required to re-file new complaints, while those plaintiffs whose causes of action are not transferred will, nonetheless, be required to amend or supplement their complaints to specifically plead their cause of action in respect to each named defendant. The Company intends to vigorously defend against the litigation including aggressively challenging the propriety of the jurisdiction and venue of such claims. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

Item 1A.   Risk Factors

       There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard "Item 1A. Risk Factors" to Part I of the Company's Form 10-K for the year ended December 31, 2005, contains a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. A description of new risk factors or risk factors that have been modified or have materially changed from December 31, 2005 is as follows:

RECENT HURRICANES IN THE GULF OF MEXICO ARE EXPECTED TO RESULT IN AN INCREASE IN OUR INSURANCE COST AND A REDUCTION OF OUR INSURANCE COVERAGE AND EXPOSE US TO ADDITIONAL RISKS AND CAUSE US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf Coast Region are located in areas that could cause them to be susceptible to damage and/or total loss by these storms and we have a larger concentration of rigs in the Gulf Coast Region than most of our competitors. Damage caused by high winds and turbulent seas could potentially result in loss of rigs or could cause us to curtail operations on damaged drilling rigs for significant periods of time until damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customer's platforms and other related facilities in the area. To date, our drilling operations in the Gulf of Mexico have not been materially impacted by hurricanes, although we sustained the total loss of one jackup rig in 2004 and one platform rig in 2005 by reason of hurricane damage.

       Due to the substantial insured losses sustained by us and others in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we will not be able to obtain future insurance coverage comparable with that of prior years. This exposes us to a greater risk due to rig damage or loss, business interruption, rig recovery obligations and other risks related to severe weather conditions in respect of Gulf of Mexico hurricanes or windstorms. In addition, we are likely to experience substantially increased cost for available insurance coverage we may elect to acquire which is likely to impose higher deductibles and limit maximum aggregate recoveries for certain perils such as Gulf of Mexico hurricane related windstorm damage or loss. Our primary insurance policies renew annually effective July 1, and we will be compelled to modify our risk management program in response to changes in the insurance market, including possible implementation of a captive insurance program, increased risk retention or an election to self-insure or otherwise retain risk exposure for Gulf of Mexico hurricane related windstorm damage or loss, including business interruption and rig recovery. These heightened risks and changes could have a material adverse effect on our financial position, results of operations and cash flows.

       We have recently implemented new operational procedures designed to mitigate risk to our jackup rigs in the Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, the new procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. Implementation of these procedures may result in a decision to decline to operate on a customer designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Implementation of our new procedures and anticipated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the Gulf of Mexico during hurricane season may result in a loss or reduction of work for our rigs at certain customer drilling locations, with consequential reduction in rig utilization or day rates.

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

       Although we currently maintain broad insurance coverage, subject to certain significant deductibles and levels of self-insurance or risk retention, it does not cover all types of losses and in some situations it may not provide full coverage of losses or liabilities resulting from our operations. We have historically maintained insurance coverage for damage to our drilling rigs for amounts not less than the estimated fair market value thereof. However, in the event of total loss, such coverage is unlikely to be sufficient to recover the cost of a newly constructed replacement rig. Additionally, we do not maintain business interruption or loss of hire insurance and, as described below, we will not be able to obtain future insurance coverage comparable with our current coverage.

       We obtain contractual indemnification from our customers whereby such customers generally agree to protect and indemnify us for liabilities resulting from pollution and damage to the environment, damage to wells, reservoirs and other customer property, control of wild wells, drilling of relief wells and certain personnel injuries. The inability to obtain such indemnification, the failure of a customer to meet indemnification obligations, the failure of one or more of our insurance providers to meet claim obligations, or losses or liabilities resulting from uninsured or underinsured events could have a material adverse effect on our financial position, results of operations and cash flows.

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

       Moreover, the cost of many of the types of insurance coverage maintained by us has increased significantly during recent years. In addition, insurance market conditions have resulted in retention of additional risk by us, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles, self-insurance risk retention or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates.

       Due to the substantial insured losses sustained by us and others in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we will not be able to obtain future insurance coverage comparable with that of prior years. This exposes us to a greater risk due to rig damage or loss, business interruption, rig recovery obligations and other risks related to severe weather conditions in respect of Gulf of Mexico hurricanes or windstorms. In addition, we are likely to experience substantially increased cost for available insurance coverage we may elect to acquire which is likely to impose higher deductibles and limit maximum aggregate recoveries for certain perils such as Gulf of Mexico hurricane related windstorm damage or loss. Our primary insurance policies renew annually effective July 1, and we will be compelled to modify our risk management program in response to changes in the insurance market, including possible implementation of a captive insurance program, increased risk retention or an election to self-insure or otherwise retain risk exposure for Gulf of Mexico hurricane related windstorm damage or loss, including business interruption and rig recovery. These heightened risks and changes could have a material adverse effect on our financial position, results of operations and cash flows.

FAILURE TO OBTAIN AND RETAIN SKILLED PERSONNEL COULD IMPEDE OUR OPERATIONS.

       We require highly skilled personnel to operate our drilling rigs and to provide technical services and support for our business. Competition for skilled and other labor required for drilling operations and other oil and gas exploration and production activities has intensified as the number of rigs activated or added to worldwide fleets or under construction has increased in the last few years. Specifically, there are approximately ninety new jackup rigs and semisubmersible rigs reported to be on order for delivery by the end of 2010, all of which will require new skilled and other personnel to operate. Furthermore, in periods of high utilization, such as the current period, it is more difficult to recruit and retain qualified individuals. Although competition for skilled and other labor has not materially affected us to date, the possibility exists that competition for such personnel could increase our operating expenses with a resulting reduction in net income or impact our ability to fully staff and operate our rigs.

       We have experienced a tightening in our markets for labor within the last year and have recently sustained an increase in turnover rates due largely to the loss of experienced personnel to our customers, competitors and other businesses involved in oil and gas exploration activities. In response to these market conditions, we have increased compensation and have incurred other costs to retain our work force, including implementation of a retention program for certain personnel. If these labor trends continue, they could further increase our costs or limit our ability to fully staff and operate our rigs.

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

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. Currently, there are approximately ninety new jackup rigs and semisubmersible rigs reported to be on order for delivery by the end of 2010. There are no assurances that the market will be able to fully absorb the supply of new rigs scheduled to enter the market in future periods.

       It is time consuming to move rigs between geographic areas. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly. Certain events, such as limited availability of insurance for certain perils in some geographical areas, rig loss or damage due to hurricanes, craterings, punchthrough, blowouts and other operational events may impact the supply of rigs in a particular market and cause rapid fluctuations in rig demand, utilization and day rates.

       Periods of decreased demand and excess rig supply may require us to idle rigs or to enter into lower rate contracts or contracts with less favorable terms. There can be no assurance that the current demand for drilling rigs will not decline in future periods, nor can there be any assurance concerning any adverse effect resulting from such decrease in activity.

EXCESS RIG AVAILABILITY FROM THE DELIVERY OF NEW DRILLING UNITS COULD RESULT IN ADVERSE EFFECTS ON OUR BUSINESS.

       During prior periods of high utilization and day rates, industry participants have increased the supply of rigs by ordering construction of new units. On prior occasions, this has resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and day rates, sometimes for extended periods of time. As of March 15, 2006, there are approximately 62 jackup rigs and 27 semisubmersible rigs under contract for construction with delivery dates ranging from 2006 to approximately 2010.The completion of these new drilling rigs will increase supply and could reduce day rates or utilization as a result of softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the potential negative impact on utilization and day rates. Lower utilization and day rates in one or more of the regions in which we operate could adversely affect our revenues, utilization and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended March 31, 2006:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January	--	--	--	--
February	1,581	$45.67	--	--
March	250,000	47.03	250,000	$488,000,000

Total	251,581	$47.02	250,000	$488,000,000

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the three-month period ended March 31, 2006, the Company repurchased 250,000 shares of its common stock at a cost of $11.7 million (an average cost of $47.03 per share). Additionally, the Company repurchased 1,581 shares at an average cost of $45.67 per share during the three-month period ended March 31, 2006, from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of share awards.

Item 6. Exhibits (a) Exhibits Filed with this Report Exhibit No.

10.1	Employment Offer Letter Agreement dated January 13, 2006 and accepted on February 6, 2006 between the Company and Daniel W. Rabun (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 2006, File No. 1-8097).
10.2	Employment Offer Letter Agreement dated February 28, 2006 and accepted on March 1, 2006 between the Company and William S. Chadwick, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 2006, File No. 1-8097).
15.1	Letter regarding unaudited interim financial information
31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: April 25, 2006	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President

/s/ DAVID A. ARMOUR David A. Armour Controller