Form 10-Q
period 2006-06-30
ENSCO INTERNATIONAL INC
filed 2006-07-25
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 153,452,877 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 24, 2006.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, insurance, financing and funding; and statements regarding future construction, enhancement, upgrade or repair of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under "Item 1A. Risk Factors" to Part I of the Company's Form 10-K for the year ended December 31, 2005, as updated under "Item 1A. Risk Factors" and elsewhere herein.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of June 30, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
July 24, 2006

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2006	2005

OPERATING REVENUES	$478.8	$246.3

OPERATING EXPENSES
Contract drilling	148.5	110.6
Depreciation and amortization	44.4	38.1
General and administrative	10.5	7.8

	203.4	156.5

OPERATING INCOME	275.4	89.8

OTHER INCOME (EXPENSE)
Interest income	2.7	1.8
Interest expense, net	(4.9)	(8.0)
Other, net	(1.2)	(2.0)

	(3.4)	(8.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	272.0	81.6

PROVISION FOR INCOME TAXES
Current income tax expense	79.4	22.6
Deferred income tax (benefit) expense	(2.1)	1.9

	77.3	24.5

INCOME FROM CONTINUING OPERATIONS	194.7	57.1

DISCONTINUED OPERATIONS
Loss from discontinued operations, net	--	(1.0)
Gain on disposal of discontinued operations, net	--	11.6

	--	10.6

NET INCOME	$194.7	$67.7

EARNINGS PER SHARE - BASIC
Continuing operations	$1.27	$.38
Discontinued operations	--	.07

	$1.27	$.45

EARNINGS PER SHARE - DILUTED
Continuing operations	$1.27	$.38
Discontinued operations	--	.07

	$1.27	$.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	152.9	151.3
Diluted	153.6	151.6

CASH DIVIDENDS PER SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2006	2005

OPERATING REVENUES	$863.9	$456.9

OPERATING EXPENSES
Contract drilling	278.5	219.2
Depreciation and amortization	86.8	74.7
General and administrative	20.9	15.8

	386.2	309.7

OPERATING INCOME	477.7	147.2

OTHER INCOME (EXPENSE)
Interest income	5.0	2.9
Interest expense, net	(9.1)	(15.8)
Other, net	(2.9)	1.8

	(7.0)	(11.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	470.7	136.1

PROVISION FOR INCOME TAXES
Current income tax expense	135.0	35.5
Deferred income tax (benefit) expense	(3.9)	4.7

	131.1	40.2

INCOME FROM CONTINUING OPERATIONS	339.6	95.9

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net	.1	(.5)
Gain on disposal of discontinued operations, net	4.2	11.6

	4.3	11.1

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	343.9	107.0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ADOPTION OF SFAS 123(R), NET	.6	--

NET INCOME	$344.5	$107.0

EARNINGS PER SHARE - BASIC
Continuing operations	$2.22	$.63
Discontinued operations	.03	.07
Cumulative effect of accounting change	.00	--

	$2.25	$.71

EARNINGS PER SHARE - DILUTED
Continuing operations	$2.21	$.63
Discontinued operations	.03	.07
Cumulative effect of accounting change	.00	--

	$2.24	$.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	152.9	151.1
Diluted	153.6	151.5

CASH DIVIDENDS PER SHARE	$.05	$.05

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$309.8	$268.5
Accounts receivable, net	370.1	269.0
Prepaid expenses and other	45.9	40.9

Total current assets	725.8	578.4

PROPERTY AND EQUIPMENT, AT COST	3,903.7	3,672.8
Less accumulated depreciation	1,080.5	1,009.2

Property and equipment, net	2,823.2	2,663.6

GOODWILL	336.2	336.2

OTHER ASSETS, NET	37.0	39.7

	$3,922.2	$3,617.9

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16.5	$19.1
Accrued liabilities	196.3	195.1
Current maturities of long-term debt	17.2	17.2

Total current liabilities	230.0	231.4

LONG-TERM DEBT	466.9	475.4

DEFERRED INCOME TAXES	333.9	338.3

OTHER LIABILITIES	33.4	32.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
177.9 million and 176.8 million shares issued	17.8	17.7
Additional paid-in capital	1,585.3	1,554.9
Retained earnings	1,566.3	1,229.5
Accumulated other comprehensive loss	(7.5)	(10.9)
Treasury stock, at cost, 24.5 million shares and 23.4 million shares, respectively	(303.9)	(251.2)

Total stockholders' equity	2,858.0	2,540.0

	$3,922.2	$3,617.9

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$344.5	$107.0
Adjustments to reconcile net income to net cash
provided by operating activities:
(Income) loss from discontinued operations, net	(.1)	.5
Gain on disposal of discontinued operations, net	(4.2)	(11.6)
Cumulative effect of accounting change	(.6)	--
Depreciation and amortization	86.8	74.7
Expense for redemption of debt	--	2.4
Deferred income tax (benefit) expense	(3.9)	4.7
Share-based compensation expense	9.0	8.1
Excess tax (benefit) deficiency from share-based compensation	(1.6)	1.6
Amortization of other assets	3.2	3.0
Net loss on asset dispositions	5.4	3.4
Other	.6	.8
Changes in operating assets and liabilities:
Increase in accounts receivable	(101.2)	(5.4)
Increase in prepaid expenses and other assets	(5.6)	(7.2)
(Decrease) increase in accounts payable	(2.5)	7.7
Increase (decrease) in accrued liabilities	30.1	(18.9)

Net cash provided by operating activities of continuing operations	359.9	170.8

INVESTING ACTIVITIES
Additions to property and equipment	(283.8)	(223.6)
Net proceeds from disposal of discontinued operations	10.0	121.0
Proceeds from disposition of assets	1.9	4.8
Investment in joint venture	--	(4.0)

Net cash used in investing activities	(271.9)	(101.8)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(8.6)	(49.7)
Cash dividends paid	(7.7)	(7.6)
Proceeds from exercise of stock options	20.7	21.3
Excess tax benefit (deficiency) from share-based compensation	1.6	(1.6)
Repurchase of common stock	(52.2)	--
Deferred financing costs	--	(.6)
Premium related to debt redemption	--	(1.8)
Other	(.5)	(.2)

Net cash used by financing activities	(46.7)	(40.2)

Effect of exchange rate changes on cash and cash equivalents	(.1)	(1.0)

Net cash provided by discontinued operations	.1	2.1

INCREASE IN CASH AND CASH EQUIVALENTS	41.3	29.9

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268.5	267.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$309.8	$296.9

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

       The financial data for the three-month and six-month periods ended June 30, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations which will be realized for the year ending December 31, 2006. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2006 and 2005, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Weighted average common shares - basic	152.9	151.3	152.9	151.1
Potentially dilutive common shares:
Non-vested share awards	--	--	--	--
Share options	.7	.3	.7	.4

Weighted average common shares - diluted	153.6	151.6	153.6	151.5

       Options to purchase 688,000 shares and 107,000 shares of common stock in the second quarters of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the periods. Options to purchase 688,000 shares and 107,000 shares of common stock in the six-month periods ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the periods.

Note 3 - Share-Based Employee Compensation

Adoption of New Accounting Standard

       The Company grants share options, previously referred to as "stock options," and non-vested share awards, previously referred to as "restricted stock," to its employees, officers and directors. Prior to January 1, 2006, the Company accounted for share options using the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost for share options was recognized in the Company's net income for periods prior to January 1, 2006, as all share options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Non-vested share awards were accounted for under the provisions of SFAS 123. Accordingly, compensation cost for non-vested share awards was measured using the market value of the common stock on the date of grant and was recognized on a straight line basis over the requisite service period (usually the vesting period).

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month and six-month periods ended June 30, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month and six-month periods ended June 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

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

       The following table summarizes share option compensation expense recognized in the three-month and six-month periods ended June 30, 2005 resulting from the adoption of SFAS 123(R) on January 1, 2006 (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30, 2005		Ended June 30, 2005

Contract drilling	$ 1.6		$ 3.4
General and administrative	1.7		3.7

Share option compensation expense included in operating expenses	3.3		7.1
Tax benefit	(1.0)		(2.4)

Share option compensation expense included in income from continuing operations	2.3		4.	7
Share option compensation expense included in discontinued operations, net		--		.1

Total share option compensation expense included in net income	$ 2.3		$ 4.8

Earnings per share impact - Basic	$ .	02	$ .	03
Earnings per share impact - Diluted	$ .	02	$ .	03

       To reflect share option compensation cost recognized prior to January 1, 2006, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million on the December 31, 2005 consolidated balance sheet.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statements of cash flows. As a result of adopting SFAS 123(R) using the modified-retrospective transition method, the previously reported amounts of cash provided by operating activities of continuing operations and cash provided by financing activities in the consolidated statement of cash flows for the six-month period ended June 30, 2005, have increased by $1.6 million and decreased by $1.6 million, respectively.

       Share-based compensation expense recognized in the consolidated statements of income for the three-month and six-month periods ended June 30, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the six-month period ended June 30, 2006.

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

Share Options

       In May 2005, the Company's stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and essentially replaces the Company's previously adopted 1998 Incentive Plan (the "1998 Plan") and 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made thereunder. Under the 2005 Plan, a maximum of 7.5 million new shares are reserved for issuance as awards of share options to officers, employees and non-employee directors. Share options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Share options granted to non-employee directors are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of share options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. At June 30, 2006, options to purchase 1,570,670 shares of the Company's common stock were outstanding under the 2005 Plan.

       Share options previously granted under the 1998 Plan become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant. Share options previously granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter. The exercise price of share options granted under the 1998 Plan and the Directors' Plan equals the market value of the underlying stock on the date of grant. At June 30, 2006, options to purchase 2,168,865 shares of the Company's common stock were outstanding under the 1998 Plan and the Directors' Plan.

The following table summarizes share option compensation expense recognized for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Contract drilling	$ 1.6	$ 1.6	$ 3.2	$ 3.4
General and administrative	2.0	1.7	3.8	3.7

Share option compensation expense included in operating expenses	3.6	3.3	7.0	7.1
Tax benefit	(1.0)	(1.0)	(1.9)	(2.4)

Share option compensation expense included in income from continuing operations	2.6	2.3	5.1	4.7
Share option compensation expense included in discontinued operations, net	--	--	--	.1

Total share option compensation expense included in net income	$ 2.6	$ 2.3	$ 5.1	$ 4.8

       The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Risk-free interest rate	5.0%	3.5%	4.9%	3.5%
Expected life (in years)	4.7	5.1	4.7	5.1
Expected volatility	34.9%	38.8%	35.2%	38.8%
Dividend yield	.2%	.3%	.2%	.3%

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

       A summary of share option activity for the three-month period ended June 30, 2006, is as follows (shares and intrinsic value in thousands, term in years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Share Options	Shares	Price	Term	Value

Outstanding at April 1, 2006	3,329	$31.12
Granted	688	50.28
Exercised	(245)	31.83
Forfeited	(27)	31.77

Outstanding at June 30, 2006	3,745	$34.59	4.0	$41,681

Exercisable at June 30, 2006	1,206	$31.14	2.5	$17,582

The following table summarizes the value of options granted and exercised during the three-month and six-month periods ended June 30, 2006 and 2005:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006		2005

Weighted-average grant-date fair value of share options granted (per share)	$18.76	$13.02	$18.54		$13.02

Intrinsic value of share options exercised during the period (in millions)	$5.7	$.7	$ 1	4.1	$4.8
The following table summarizes information about share options outstanding at June 30, 2006 (shares in thousands):
	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$11.73 - $26.92	151	2.6 years	$25.91	63	$26.41
27.13 - 30.04	1,626	2.6 years	28.42	574	29.23
31.22 - 35.21	1,090	4.2 years	32.99	537	32.60
46.24 - 50.28	878	6.9 years	49.51	32	50.28

	3,745	4.0 years	$34.59	1,206	$31.14

As of June 30, 2006, there was $30.6 million of total unrecognized compensation cost related to share options granted, which is expected to be recognized over a weighted-average period of 2.9 years.

Non-Vested Share Awards

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for non-vested share awards. Prior to the adoption of the 2005 Plan, non-vested share awards were issued under the 1998 Plan and generally vested at a rate of 10% per year, as determined by a committee of the Board of Directors. No further non-vested share awards will be granted under the 1998 Plan, however, that plan shall continue to apply to and govern awards issued thereunder. The 2005 Plan provides for the issuance of non-vested share awards up to a maximum of 2.5 million new shares. Under the 2005 Plan, shares of common stock subject to annual grants of non-vested share awards generally vest at a rate of 20% per year and grants of non-vested share awards to new or recently promoted employees generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors, and have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period). At June 30, 2006, there were 1.9 million shares of common stock available for non-vested share awards under the 2005 Plan.

       The following table summarizes non-vested share award compensation expense recognized for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Contract drilling	$ .5	$ .2	$ .8	$ .4
General and administrative	.7	.4	1.2	.6

Non-vested share award compensation expense included in operating expenses	1.2	.6	2.0	1.0
Tax benefit	(.3)	(.2)	(.6)	(.3)

Total non-vested share award compensation expense included in net income	$ .9	$ .4	$1.4	$ .7

The following table summarizes the value of non-vested share awards granted and vested during the three-month and six-month periods ended June 30, 2006 and 2005:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Weighted-average grant-date fair value of non-vested share awards granted (per share)	$50.28	$33.55	$49.51	$33.73

Total fair value of non-vested share awards vested during the period (in millions)	$2.2	$.7	$2.4	$.9

A summary of non-vested share award activity for the three-month period ended June 30, 2006, is as follows (shares in thousands):
		Weighted
		Average
		Grant-Date
Non-vested Share Awards	Shares	Fair Value

Non-vested at April 1, 2006	677	$ 32.47
Granted	341	50.28
Vested	(43)	31.74
Forfeited	(2)	33.55

Non-vested at June 30, 2006	973	$ 38.74

       As of June 30, 2006, there was $35.9 million of total unrecognized compensation cost related to non-vested share awards granted, which is expected to be recognized over a weighted-average period of 6.6 years.

Note 4 - Long-Term Debt

       At June 30, 2006, the Company had $120.3 million outstanding under its 6.36% bonds due 2015, which are collateralized by the ENSCO 7500 semisubmersible drilling rig, and $65.3 million outstanding under its 4.65% bonds due 2020, which are collateralized by the ENSCO 105 jackup drilling rig. The bonds are guaranteed by the United States Department of Transportation, Maritime Administration ("MARAD") and the Company has guaranteed the performance of its obligations under the bonds to MARAD through two separate security agreements (the "Security Agreements"). At June 30, 2006, the Company was in compliance with the Security Agreements, which contain customary restrictive covenants that, among other things, require the Company to maintain certain levels of insurance coverage on ENSCO 7500 and ENSCO 105 and limit the amount of deductibles and/or levels of self-insurance retained by the Company to no more than $10.0 million per occurrence and $20.0 million annual aggregate for each rig. The Company has historically insured ENSCO 7500 and ENSCO 105 for amounts no less than their estimated fair market value, subject to certain deductibles and levels of self-insurance that are well within the requirements of the Security Agreements.

       Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2005 and 2004. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from Gulf of Mexico hurricane related windstorm damage and have dramatically increased the cost of such coverage. The Company renewed its insurance coverage effective as of July 1, 2006 and obtained coverage for losses arising from Gulf of Mexico hurricane related windstorm damage with limits and deductibles and/or levels of self-insurance that would not have complied with the insurance covenants contained in the Security Agreements. In consideration of the Company issuing letters of credit in favor of MARAD for an aggregate amount of $100.0 million, MARAD has waived the Company's compliance with the insurance covenants in the Security Agreements as they relate to amounts of coverage and self-insurance retention for the period July 1, 2006 through July 1, 2007. Accordingly, the Company remains in compliance with the insurance covenants of the Security Agreements.

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaces the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. Advances under the 2005 Credit Facility bear interest at LIBOR plus an applicable margin rate (currently .35% per annum), depending on the Company's credit rating. The Company pays a facility fee (currently .10% per annum) on the total $350.0 million commitment, which is also based on the Company's credit rating, and pays an additional utilization fee on outstanding advances if such advances equal or exceed 50% of the total $350.0 million commitment. The Company is required to maintain certain financial covenants under the 2005 Credit Facility, including a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility at June 30, 2006 or December 31, 2005.

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

Note 5 - Stockholders' Equity

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the six-month period ended June 30, 2006, the Company repurchased 1,095,000 shares of its common stock at a cost of $52.2 million (an average cost of $47.72 per share). At both June 30, 2006 and December 31, 2005, the outstanding shares of the Company's common stock, net of treasury shares, was 153.4 million.

       A summary of activity in the various stockholders' equity accounts for the six-month periods ended June 30, 2006 and 2005, is as follows (in millions):

	Six Months Ended June 30, 2006
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2005	176.8	$17.7	$1,554.9	$1,229.5	$(10.9)	$(251.2)
Net income	--	--	--	344.5	--	--
Cash dividends paid	--	--	--	(7.7)	--	--
Common stock issued under share-based
compensation plans, net	1.1	.1	20.6	--	--	(.5)
Tax benefit from share-based compensation	--	--	1.6	--	--	--
Repurchase of common stock	--	--	--	--		(52.2)
Share-based compensation expense	--	--	9.0	--	--	--
Cumulative effect of accounting change	--	--	(.8)	--	--	--
Net other comprehensive income	--	--	--	--	3.4	--

BALANCE, June 30, 2006	177.9	$17.8	$1,585.3	$1,566.3	$ (7.5)	$(303.9)

	Six Months Ended June 30, 2005
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2004	174.5	$17.5	$1,476.0	$ 959.8	$ (9.0)	$(250.4)
Net income	--	--	--	107.0	--	--
Cash dividends paid	--	--	--	(7.6)	--	--
Common stock issued under share-based
compensation plans, net	.9	.0	21.2	--	--	(.2)
Tax deficiency from share-based compensation	--	--	(1.6)	--	--	--
Share-based compensation expense	--	--	8.2	--	--	--
Net other comprehensive loss	--	--	--	--	(1.2)	--

BALANCE, June 30, 2005	175.4	$17.5	$1,503.8	$1,059.2	$(10.2)	$(250.6)

Note 6 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$194.7	$67.7	$344.5	$107.0
Other comprehensive income (loss):
Net change in fair value of derivatives	2.0	(1.0)	1.9	(1.5)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	.3	.6	1.5	.3

Net other comprehensive income (loss)	2.3	(.4)	3.4	(1.2)

Comprehensive income	$197.0	$67.3	$347.9	$105.8

       Accumulated other comprehensive loss at June 30, 2006 and December 31, 2005, of $7.5 million and $10.9 million, respectively, consists of net unrealized losses on derivative instruments, net of tax. The estimated amount of net unrealized losses on derivative instruments, net of tax at June 30, 2006, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$1.0
Unrealized losses to be reclassified to interest expense	(1.1)

Net unrealized losses to be reclassified to earnings	$(.1)

Note 7 - Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the six-month period ended June 30, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended June 30, 2005 and the six-month periods ended June 30, 2006 and 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig for $12.0 million and recognized a minimal gain. The operating results of ENSCO 26 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of these rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

Following is a summary of income from discontinued operations for the three-month period ended June 30, 2005, and the six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
2005		2006	2005

Revenues	$ 6.1	$ .5	$12.4
Operating expenses and other	6.6	.4	12.5

Operating income (loss) before income taxes	(.5)	.1	(.1)

Income tax expense	(.5)	(.0)	(.4)
Gain on disposal of discontinued operations, net	11.6	4.2	11.6

Income from discontinued operations	$10.6	$ 4.3	$11.1

       There is no debt or interest expense allocated to the Company's discontinued operations.

Note 8 - Contingencies

Resolution of Insurance Claims Relating to Hurricane Katrina Damage

       The ENSCO 29 platform rig sustained significant damage from Hurricane Katrina during the third quarter of 2005. Damage to the platform rig was substantial and, upon initial evaluation, it was not possible to determine whether the rig would be declared a constructive total loss ("CTL") under the terms of the Company's insurance policies. If ENSCO 29 was declared a CTL, the Company would transfer its interest in the platform rig to underwriters and receive the rig's net insured value of $10.0 million. In addition to the damage sustained by ENSCO 29, preliminary inspections indicated that the hull of ENSCO 7500 sustained minor damage during Hurricane Katrina. Due to the uncertainties involved and difficulties associated with estimating the damage sustained by the two rigs, the Company recognized a $5.5 million loss, representing its aggregate insurance deductible, during the third quarter of 2005.

       On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a CTL. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million equal to the excess of the insurance proceeds and the portion of the deductible allocated to ENSCO 29 ($5.0 million), over the net book value of the rig. The gain is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the six-month period ended June 30, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet.

       Hurricane damage to ENSCO 7500 was minor and the rig returned to service in early February 2006 after completion of the repair work which was performed in conjunction with minor enhancement and prerequisite work for its current two-year contract. The Company recognized a net loss of $1.3 million during the first quarter of 2006, which consists of the excess of the $1.8 million loss realized in connection with the ENSCO 7500 repair work over the $500,000 insurance deductible allocated to ENSCO 7500. The $1.3 million net loss is included in "Other, net" in the consolidated statement of income for the six-month period ended June 30, 2006. The Company expects the insurance claim for the ENSCO 7500 hull repairs to be finalized during the third quarter of 2006, at which time the Company will recognize a gain equal to the insurance proceeds received.

Other Contingencies

       In June 2006, ENSCO 107 sustained minor damage while pre-loading on a drilling location offshore Vietnam. The rig was towed to a shipyard in Singapore and is currently undergoing repairs. Based on a preliminary damage analysis, the Company has recognized a $3.0 million loss during the second quarter of 2006, which represents the estimated insurance deductible for the damage sustained by the rig. The loss is included in contract drilling expense in the consolidated statements of income for the three-month and six-month periods ended June 30, 2006. The ENSCO 107 repairs are expected to be completed during the third quarter of 2006, at which time the rig is expected to return to service offshore Vietnam.

       In September 2004, the Republic of India amended the Finance Act, 1994, by enacting the Finance (No. 2) Act, 2004 (the "Act"), which purported to extend a 10.2% tax levied on services to the specific service of "survey and exploration of minerals." Based on the definition of "survey and exploration of minerals" contained in the Act, the Company does not believe its contract drilling operations in India should be considered taxable services, and thus, has neither paid nor recognized a liability for the tax. In March 2006, a Writ Petition, filed by the local chapter of the International Association of Drilling Contractors ("IADC"), challenging the applicability of the Act to contract drilling services, was admitted by an Indian Court and is scheduled to be heard on its merits commencing July 24, 2006. The position taken by the IADC in its Writ Petition is supported by the Oil and Natural Gas Corporation Limited, the government sponsored oil company in India. In addition, the Company has contractual indemnities from its customer that provide for full reimbursement of any tax that may be assessed. Therefore, if the Indian Court should determine the tax applies to contract drilling services, the Company would recognize, through June 30, 2006, both an $8.0 million expense and liability for such tax and an equal corresponding $8.0 million as reimbursable revenue and receivable from its customer. Accordingly, the Company does not expect the resolution of this matter to have a material effect on the financial position, results of operations or cash flows of the Company.

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

       The Company has filed responsive pleadings in the Mississippi lawsuits preserving all defenses and challenges to jurisdiction and venue and, on the basis of information contained or withheld from the plaintiffs' Fact Sheets, all companies named as co-defendants (including the Company) are currently reviewing the information in an effort to ascertain which claims, if any, should be dismissed, which claims, if any, although on their face appear to be proper, should be made the subject of a motion challenging venue and transferred, and, finally, which claims, if any, appear to have been properly filed with the court where they are currently pending. Those plaintiffs whose claims are severed and transferred will be required to re-file new complaints, while those plaintiffs whose causes of action are not transferred will, nonetheless, be required to amend or supplement their complaints to specifically plead their cause of action in respect to each named defendant. The Company intends to vigorously defend against the litigation, including aggressively challenging the propriety of the jurisdiction and venue of such claims. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

       During the first six months of 2006, the offshore drilling industry generally continued to experience strong demand and increasing day rates and utilization for all drilling rig types on a global basis. Leading day rates currently are at record levels for most rig classes. Recently executed contracts generally have more favorable terms and conditions for contract drilling companies and are of greater duration than the historical averages. However, more recently, the industry has experienced some moderation in the demand for jackup rigs in the Gulf of Mexico due to the apparent deferral of drilling activity until after the completion of hurricane season. The increase in Gulf of Mexico jackup rig day rates began to level off late in the second quarter and more recently, there have been a few instances of rigs executing contracts at lower rates. It is anticipated that the recent market changes in the Gulf of Mexico will reverse as additional jackup rigs depart for contracted international work and deferred Gulf of Mexico projects resume following completion of hurricane season.

       At present, the supply of available drilling rigs is unable to meet the growing demand of oil and gas companies on a global basis. In some regions, this unavailability has led oil and gas companies to postpone or cancel projects. As a result of the global supply imbalance, various industry participants have ordered construction of approximately ninety new offshore rigs which are scheduled for delivery over the next several years. Furthermore, competition for skilled and other labor will continue to intensify as these new rigs enter the market in future periods.

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

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly, and therefore the utilization and day rates of rigs could fluctuate significantly. Certain events, such as hurricanes, may impact the supply and demand of rigs in a particular market and cause rapid fluctuations in utilization and day rates.

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

BUSINESS ENVIRONMENT

       The Company's North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions and demand for rigs in this region. Gulf of Mexico jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract renewal. Some Gulf of Mexico rigs remain contracted with the same customer for several years, but the contractual day rates are periodically renegotiated by reference to prevailing market day rates and adjusted accordingly.

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

       During the first six months of 2006, day rates of Gulf of Mexico jackup rigs have experienced an overall increase from 2005, however, the upward movement in day rates recently began to level off. The region experienced a fairly rapid increase in jackup rig day rates for the majority of the first and second quarters due to the decreased supply of available rigs in the region and the announcement by the Company and several of its competitors regarding the planned departure of additional rigs contracted to work in international waters during the second half of 2006. Drilling contractors continue to move rigs out of the Gulf of Mexico to take advantage of increasing international demand and day rates, coupled with contracts that are typically of a longer duration than Gulf of Mexico contracts. Additionally, increased insurance costs, limited availability of insurance coverage and resulting uninsured exposure, and the prospect of an active hurricane season in 2006 have made this region less attractive to drilling contractors.

       The impact of the decreased supply of available rigs in the Gulf of Mexico was offset by a corresponding decrease in demand late in the second quarter as oil and gas companies were reluctant to start new projects in view of the upcoming hurricane season. Therefore, jackup rig day rates in the Gulf of Mexico began to moderate late in the second quarter of 2006.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe. Jackup rig contracts in the Europe/Africa region are generally of a longer duration than those in the Gulf of Mexico. During 2005 and the first six months of 2006, day rates continued to improve from prior year levels as high oil and natural gas prices have resulted in increased spending by oil and gas companies in this region. Furthermore, a strong backlog of firm commitments and options in northern Europe has resulted in almost no availability of jackup rigs for the remainder of 2006 and 2007, which has significantly contributed to the increase in day rates from prior year levels.

       Demand for jackup rigs in most Asia Pacific region markets has strengthened during 2005 and the first six months of 2006 and continues to exceed the supply of rigs, despite the addition of several rigs to the Asia Pacific region during the previous 18 months. As a result, jackup rig utilization levels remain high and day rates continue to improve. Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographical regions and, since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the contractor's costs, the Company's Asia Pacific operations generally are not subject to the same level of day rate volatility as regions where shorter term contracts are prevelant.

RESULTS OF OPERATIONS

       In recent years, the Company has disposed of several assets, including the sale of six barge rigs and a platform rig in 2005, and the loss of two rigs as a result of damage caused by hurricanes, one in 2004 and the other in 2005. The operating results of these assets have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005. (See "Discontinued Operations" below for further information regarding the operating results and disposal of these assets.)

       The following analysis highlights the Company's consolidated operating results for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating Results
Revenues	$478.8	$246.3	$863.9	$456.9
Operating expenses
Contract drilling	148.5	110.6	278.5	219.2
Depreciation and amortization	44.4	38.1	86.8	74.7
General and administrative	10.5	7.8	20.9	15.8

Operating income	275.4	89.8	477.7	147.2
Other income (expense), net	(3.4)	(8.2)	(7.0)	(11.1)
Provision for income taxes	77.3	24.5	131.1	40.2

Income from continuing operations	194.7	57.1	339.6	95.9
Income from discontinued operations, net	--	10.6	4.3	11.1
Cumulative effect of accounting change, net	--	--	.6	--

Net income	$194.7	$ 67.7	$344.5	$107.0

       For the three-month period ended June 30, 2006, revenues increased by $232.5 million, or 94%, and operating income increased by $185.6 million, or 207%, from the prior year quarter. The increases are primarily due to improved average day rates in all operating areas and improved utilization of Europe/Africa and Asia Pacific jackup rigs, as compared to the prior year quarter.

       For the six-month period ended June 30, 2006, revenues increased by $407.0 million, or 89%, and operating income increased by $330.5 million, or 225%, from the prior year period. The increases are primarily due to improved average day rates in all operating areas and improved utilization of Europe/Africa and Asia Pacific jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month and six-month periods ended June 30, 2006 and 2005, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month and six-month periods ended June 30, 2006 and 2005 (in millions, except utilization and day rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Jackup rigs:
North and South America	$191.7	$ 82.8	$338.7	$160.4
Europe/Africa	121.9	53.1	226.0	93.6
Asia Pacific	139.5	90.5	255.8	168.7

Total jackup rigs	453.1	226.4	820.5	422.7
Semisubmersible rig - North America	17.0	11.9	26.1	19.5
Barge rig - Asia Pacific	5.1	4.6	10.2	9.2
Platform rig - North America	3.6	3.4	7.1	5.5

Total	$478.8	$246.3	$863.9	$456.9

Contract Drilling Expense
Jackup rigs:
North and South America	$ 45.5	$ 31.1	$ 81.9	$ 66.4
Europe/Africa	35.3	26.1	74.4	52.7
Asia Pacific	55.9	43.4	99.7	80.7

Total jackup rigs	136.7	100.6	256.0	199.8
Semisubmersible rig - North America	6.9	5.7	12.7	11.6
Barge rig - Asia Pacific	2.8	2.4	5.6	4.7
Platform rig - North America	2.1	1.9	4.2	3.1

Total	$148.5	$110.6	$278.5	$219.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rig Utilization(1)
Rig utilization:
Jackup rigs:
North and South America	95%	86%	88%	88%
Europe/Africa	100%	96%	100%	92%
Asia Pacific	98%	87%	97%	86%

Total jackup rigs	97%	88%	94%	88%
Semisubmersible rig - North America	98%	92%	79%	81%
Barge rig - Asia Pacific	96%	96%	98%	97%
Platform rig - North America	100%	100%	100%	100%

Total	97%	89%	94%	88%

Average day rates:(2)
Jackup rigs:
North and South America	$129,664	$ 60,820	$123,322	$ 57,547
Europe/Africa	144,510	75,667	139,548	70,449
Asia Pacific	88,351	65,737	84,518	65,220

Total jackup rigs	114,289	65,434	109,085	62,784
Semisubmersible rig - North America	187,296	141,788	187,873	133,648
Barge rig - Asia Pacific	57,109	52,249	56,479	51,128
Platform rig - North America	38,041	33,485	37,002	32,323

Total	$114,912	$ 66,453	$109,384	$ 63,680

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at June 30, 2006 and 2005:

	Number of Rigs
	June 30,
	2006	2005
Jackup rigs:
North and South America(1)	17	18
Europe/Africa(2)	9	8
Asia Pacific(1)(2)(3)	17	16

Total jackup rigs	43	42

Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Platform rig - North America	1	1

Total(4)	46	45

(1)	The Company mobilized ENSCO 76 from a shipyard in the Gulf of Mexico to Saudi Arabia to commence a three-year contract in September 2005.
(2)	ENSCO 102 completed mobilization from the Asia Pacific region to the United Kingdom and commenced a one-year contract in February 2006.
(3)	Upon completion of its construction in the first quarter of 2006, the Company accepted delivery of ENSCO 107, an ultra-high specification jackup rig that commenced drilling operations in March 2006 offshore Malaysia.
(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations (See "Discontinued Operations" below), and rigs under construction at June 30, 2006 (ENSCO 108, ENSCO 8500 and ENSCO 8501).

    North and South America Jackup Rigs

       Second quarter 2006 revenues for the North and South America jackup rigs increased by $108.9 million, or 132%, compared to the prior year quarter. The increase in revenues is due primarily to a 113% increase in average day rates. The significant increase in average day rates is primarily attributable to a decreased supply of available rigs as the Company and several of its competitors continue to mobilize rigs out of the Gulf of Mexico that are contracted for work in international markets. Though the duration of recently executed contracts is longer than the historical average, shorter duration contracts prevalent in the Gulf of Mexico allow for day rates to increase at a faster pace than those of regions with predominantly longer duration contracts. Therefore, the increase in day rates for Gulf of Mexico jackup rigs has typically exceeded the day rate increases experienced by international regions during periods of increasing rig demand. Second quarter 2006, contract drilling expense increased by $14.4 million, or 46%, compared to the prior year quarter. The increase in contract drilling expense is primarily attributable to an increase in utilization to 95% in the current year quarter from 86% in the prior year quarter, and increased personnel costs and mobilization expense.

       For the six months ended June 30, 2006, revenues for the North and South America jackup rigs increased by $178.3 million, or 111%, compared to the prior year period. The increase in revenues is due primarily to a 114% increase in average day rates attributable to the reduced supply of Gulf of Mexico jackup rigs as discussed above. For the six months ended June 30, 2006, contract drilling expense increased by $15.5 million, or 23%, compared to the prior year period. The increase in contract drilling expense is primarily attributable to increased personnel costs and mobilization expense as compared to the prior year period.

    Europe/Africa Jackup Rigs

       Second quarter 2006 revenues for the Europe/Africa jackup rigs increased by $68.8 million, or 130%, from the prior year quarter. The increase in revenues is primarily due to a 91% increase in the average day rates and to a lesser extent, the addition of ENSCO 102 to the Europe/Africa jackup fleet in February 2006, which provided $16.9 million of revenue in the current quarter. The improvement in day rates and utilization is primarily attributable to improved demand resulting from increased spending by oil and gas companies. Contract drilling expense increased by $9.2 million, or 35%, from the prior year quarter due primarily to the aforementioned addition of ENSCO 102 and to a lesser extent, to increased personnel costs.

       For the six months ended June 30, 2006, revenues for the Europe/Africa jackup rigs increased by $132.4 million, or 141%, from the prior year period. The increase in revenues is primarily attributable to a 98% increase in the average day rates and to a lesser extent, the addition of ENSCO 102 to the Europe/Africa jackup fleet in February 2006, which provided $22.8 million of revenue in the current year period. The improvement in day rates and utilization is attributable to increased spending by oil and gas companies. Contract drilling expense increased by $21.7 million, or 41%, from the prior year period due primarily to the aforementioned addition of ENSCO 102 and to a lesser extent, to increased personnel costs.

    Asia Pacific Jackup Rigs

       Second quarter 2006 revenues for the Asia Pacific jackup rigs increased by $49.0 million, or 54%, as compared to the prior year quarter. The increase in revenues is primarily due to a 34% increase in average day rates and an increase in utilization to 98% in the current year quarter from 87% in the prior year quarter as a result of increased demand due to higher levels of spending by oil and gas companies. Contract drilling expense increased by $12.5 million, or 29%, as compared to the prior year quarter due to increased utilization and personnel costs. Additionally, contract drilling expense for the current year quarter includes a $3.0 million estimated loss related to damage sustained by ENSCO 107 while pre-loading on a drilling location offshore Vietnam in June 2006.

       For the six months ended June 30, 2006, revenues for the Asia Pacific jackup rigs increased by $87.1 million, or 52%, as compared to the prior year period. The increase in revenues is primarily due to a 30% increase in average day rates and an increase in utilization to 97% in the current year period from 86% in the prior year period as a result of increased demand as noted above. Contract drilling expense increased by $19.0 million, or 24%, as compared to the prior year period due primarily to increased utilization and increased personnel, maintenance and repair expense in addition to the aforementioned $3.0 million loss provision related to ENSCO 107.

    North America Semisubmersible Rig

       Second quarter 2006 revenues for ENSCO 7500 increased by $5.1 million, or 43%, and contract drilling expense increased by $1.2 million or 21%, as compared to the prior year second quarter. The increase in revenues is primarily due to a 32% increase in the average day rate and, to a lesser extent, an increase in utilization to 98% in the current year quarter from 92% in the prior year quarter. The increase in contract drilling expense is primarily due to increased personnel costs and maintenance expense.

       For the six months ended June 30, 2006, revenues for ENSCO 7500 increased $6.6 million, or 34%, and contract drilling expense increased $1.1 million, or 9%, from the prior year period. The increase in revenues is primarily due to a 41% increase in the average day rate and the increase in contract drilling expense is mainly attributable to increased personnel costs.

Depreciation and Amortization

       Depreciation and amortization expense for the three-month and six-month periods ended June 30, 2006 increased by $6.3 million, or 17%, and $12.1 million, or 16%, respectively, as compared to the corresponding prior year periods. The increases are primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the second quarter of 2005 and depreciation on ENSCO 107, which was placed into service in March of 2006.

General and Administrative

       General and administrative expense for the three-month and six-month periods ended June 30, 2006 increased by $2.7 million, or 35%, and $5.1 million, or 32%, respectively, as compared to the corresponding prior year periods. The increases are primarily attributable to an increase in personnel costs and professional fees.

Other Income (Expense)

       Other income (expense) for the three-month and six-month periods ended June 30, 2006 and 2005, is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income	$ 2.7	$ 1.8	$ 5.0	$ 2.9
Interest expense, net:
Interest expense	(9.5)	(9.6)	(18.2)	(19.3)
Capitalized interest	4.6	1.6	9.1	3.5

	(4.9)	(8.0)	(9.1)	(15.8)
Other, net	(1.2)	(2.0)	(2.9)	1.8

	$(3.4)	$(8.2)	$ (7.0)	$(11.1)

       Interest income for the three-month and six-month periods ended June 30, 2006 increased as compared to the corresponding prior year periods due to higher average interest rates and an increase in cash balances invested. Interest expense decreased during the same periods due primarily to a decrease in outstanding debt. Capitalized interest for the three-month and six-month periods ended June 30, 2006 increased as compared to the corresponding prior year periods due to an increase in the amount invested in new rig construction and rig enhancement projects, primarily ENSCO 108, ENSCO 8500 and ENSCO 8501 construction projects.

       Other, net, in the three-month period ended June 30, 2006 consists primarily of foreign currency translation losses of $1.0 million. Other, net, in the three-month period ended June 30, 2005 includes a $2.4 million expense for the unamortized discount and redemption premium incurred upon the redemption of the Company's 5.63% bonds on June 15, 2005 (see Note 4 to the Company's Consolidated Financial Statements). The expense was offset in part by foreign currency translation gains of $500,000 during the second quarter of 2005.

       Other, net, in the six-month period ended June 30, 2006 consists primarily of a $1.3 million net loss recognized in connection with ENSCO 7500 repair work resulting from damage the rig sustained during Hurricane Katrina in September 2005 (see Note 8 to the Company's consolidated financial statements), and foreign currency translation losses of $1.4 million. Other, net, in the six-month period ended June 30, 2005 includes a $3.1 million net gain related to the resolution of insurance claims associated with two rigs damaged by Hurricane Ivan in September 2004 and foreign currency translation gains of $900,000, partially offset by the $2.4 million expense related to the redemption of the Company's 5.63% bonds as noted above.

Provision for Income Taxes

       The provision for income taxes for the three-month and six-month periods ended June 30, 2006 increased by $52.8 million and $90.9 million, respectively, as compared to the corresponding prior year periods. The increases are attributable to increased profitability, partially offset by reductions in effective tax rates. The effective tax rate for the second quarter of 2006 decreased to 28.4% from 30.0% in the prior year quarter. The effective tax rate for the six month period ended June 30, 2006 decreased to 27.9% from 29.5% in the prior year period. The decreases in effective tax rates are due primarily to an increase in the relative portion of the Company's earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates. In addition, the current year effective tax rates were impacted by a $4.6 million net expense in the second quarter of 2006 attributable to the resolution of certain tax issues relating to prior periods.

Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the six-month period ended June 30, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for the three-month period ended June 30, 2005 and the six-month periods ended June 30, 2006 and 2005.

       On October 20, 2005, the Company sold the ENSCO 26 platform rig for $12.0 million and recognized a minimal gain. The operating results of ENSCO 26 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       On June 30, 2005, the Company sold its six South America/Caribbean barge rigs for $59.6 million and recognized a pre-tax gain of $9.6 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005. The net book value of the rigs was $45.1 million on the date of sale. The operating results of these rigs have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and six-month periods ended June 30, 2005.

       Following is a summary of income from discontinued operations for the three-month period ended June 30, 2005, and for the six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
2005		2006	2005

Revenues	$ 6.1	$ .5	$12.4
Operating expenses and other	6.6	.4	12.5

Operating income (loss) before income taxes	(.5)	.1	(.1)

Income tax expense	(.5)	(.0)	(.4)
Gain on disposal of discontinued operations, net	11.6	4.2	11.6

Income from discontinued operations	$10.6	$ 4.3	$11.1

There is no debt or interest expense allocated to the Company's discontinued operations.

ADOPTION OF NEW ACCOUNTING STANDARD

       The Company grants share options, previously referred to as "stock options," and non-vested share awards, previously referred to as "restricted stock," to its employees, officers and directors. Prior to January 1, 2006, the Company accounted for share options using the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost for share options was recognized in the Company's net income for periods prior to January 1, 2006, as all share options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Non-vested share awards were accounted for under the provisions of SFAS 123. Accordingly, compensation cost for non-vested share awards was measured using the market value of the common stock on the date of grant and was recognized on a straight line basis over the requisite service period (usually the vesting period).

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month and six-month periods ended June 30, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month and six-month periods ended June 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

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

       The following table summarizes share option compensation expense recognized in the three-month and six-month periods ended June 30, 2005 resulting from the adoption of SFAS 123(R) on January 1, 2006 (in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30, 2005		Ended June 30, 2005

Contract drilling	$ 1.6		$ 3.4
General and administrative	1.7		3.7

Share option compensation expense included in operating expenses	3.3		7.1
Tax benefit	(1.0)		(2.4)

Share option compensation expense included in income from continuing operations	2.3		4.7
Share option compensation expense included in discontinued operations, net		--		.1

Total share option compensation expense included in net income	$ 2.3		$ 4.8

Earnings per share impact - Basic	$ .	02	$ .	03
Earnings per share impact - Diluted	$ .	02	$ .	03

       To reflect share option compensation cost recognized prior to January 1, 2006, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million on the December 31, 2005 consolidated balance sheet.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statements of cash flows. As a result of adopting SFAS 123(R) using the modified-retrospective transition method, the previously reported amounts of cash provided by operating activities of continuing operations and cash provided by financing activities in the consolidated statement of cash flows for the six-month period ended June 30, 2005, have increased by $1.6 million and decreased by $1.6 million, respectively.

       Share-based compensation expense recognized in the consolidated statements of income for the three-month and six-month periods ended June 30, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the six-month period ended June 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

       Although the Company's business is cyclical, the Company has historically relied on its cash flow from continuing operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of the Company's cash flow is invested in the expansion and enhancement of its fleet of drilling rigs.

       During the six-month period ended June 30, 2006, the Company's primary sources of cash included $359.9 million generated from continuing operations, $10.0 million from the disposal of discontinued operations and $20.7 million from the exercise of share options. Its primary use of cash for the same period consisted of $283.8 million for the construction, enhancement and other improvement of drilling rigs and $52.2 million for the repurchase of common stock.

       During the six month period ended June 30, 2005, the Company's primary sources of cash consisted of $170.8 million generated from continuing drilling operations, $121.0 million from the disposal of discontinued operations and $21.3 million from the exercise of share options. The Company's primary use of cash for the same period consisted of $223.6 million for the acquisition, construction, enhancement and other improvement of drilling rigs and $49.7 million for the redemption of the Company's 5.63% bonds.

       Detailed explanations of the Company's liquidity and capital resources for the six-month periods ended June 30, 2006 and 2005, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for the six-month periods ended June 30, 2006 and 2005, are as follows (in millions):

	2006	2005

Cash flow from continuing operations	$359.9	$170.8

Capital expenditures on continuing operations
New construction	$181.3	$ 25.4
Rig acquisition	--	80.3
Enhancements	67.2	99.0
Minor upgrades and improvements	35.3	18.9

	$283.8	$223.6

       Cash flow from continuing operations increased by $189.1 million, or 111%, for the six-month period ended June 30, 2006 as compared to the prior year period. The increase resulted primarily from a $337.7 million increase in cash receipts from drilling services offset by a $71.5 million increase in cash payments related to contract drilling expenses and a $67.6 million increase in cash payments related to income taxes.

       Management anticipates that capital expenditures in 2006 will include approximately $65.0 million for minor upgrades and improvements, approximately $115.0 million for rig enhancement projects and approximately $320.0 million for new construction which includes the final installment payment for ENSCO 107 and progress payments for ENSCO 108, ENSCO 8500 and ENSCO 8501. (See "Outlook" for information concerning the construction of ENSCO 108, ENSCO 8500 and ENSCO 8501.) Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

        The Company's long-term debt, total capital and long-term debt to total capital ratios at June 30, 2006 and December 31, 2005, are summarized below (in millions, except percentages):

	June 30,	December 31,
	2006	2005

Long-term debt	$ 466.9	$ 475.4
Total capital*	3,324.9	3,015.4
Long-term debt to total capital	14.0%	15.8%

     *Total capital includes long-term debt plus stockholders' equity.

        During the six-month period ended June 30, 2006, there were no significant changes in the Company's long-term debt or total capital. At June 30, 2006, the Company has an aggregate $185.6 million outstanding under two separate bond issues that require semiannual principal and interest payments. The Company also makes semiannual interest payments on $150.0 million of notes and $150.0 million of debentures, due in November of 2007 and November of 2027, respectively.

        The Company has a $350.0 million unsecured revolving credit facility (the "2005 Credit Facility") with a syndicate of banks that matures in June 2010. The Company had no amounts outstanding under the 2005 Credit Facility at June 30, 2006 or December 31, 2005, and does not currently anticipate borrowing under the 2005 Credit Facility during 2006. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company maintains investment grade credit ratings of Baa1 from Moody's and BBB+ from Standard & Poor's.

        On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the six-month period ended June 30, 2006, the Company repurchased 1,095,000 shares of its common stock at a cost of $52.2 million (an average cost of $47.72 per share).

        At June 30, 2006, the Company had $120.3 million outstanding under its 6.36% bonds due 2015, which are collateralized by the ENSCO 7500 semisubmersible drilling rig, and $65.3 million outstanding under its 4.65% bonds due 2020, which are collateralized by the ENSCO 105 jackup drilling rig. The bonds are guaranteed by the United States Department of Transportation, Maritime Administration ("MARAD") and the Company has guaranteed the performance of its obligations under the bonds to MARAD through two separate security agreements (the "Security Agreements"). At June 30, 2006, the Company was in compliance with the Security Agreements, which contain customary restrictive covenants that, among other things, require the Company to maintain certain levels of insurance coverage on ENSCO 7500 and ENSCO 105 and limit the amount of deductibles and/or levels of self-insurance retained by the Company to no more than $10.0 million per occurrence and $20.0 million annual aggregate for each rig. The Company has historically insured ENSCO 7500 and ENSCO 105 for amounts no less than their estimated fair market value, subject to certain deductibles and levels of self-insurance that are well within the requirements of the Security Agreements.

        Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2005 and 2004. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from Gulf of Mexico hurricane related windstorm damage and have dramatically increased the cost of such coverage. The Company renewed its insurance coverage effective as of July 1, 2006 and obtained coverage for losses arising from Gulf of Mexico hurricane related windstorm damage with limits and deductibles and/or levels of self-insurance that would not have complied with the insurance covenants contained in the Security Agreements. In consideration of the Company issuing letters of credit in favor of MARAD for an aggregate amount of $100.0 million, MARAD has waived the Company's compliance with the insurance covenants in the Security Agreements as they relate to amounts of coverage and self-insurance retention for the period July 1, 2006 through July 1, 2007. Accordingly, the Company remains in compliance with the insurance covenants of the Security Agreements.

Liquidity

        The Company’s liquidity position at June 30, 2006 and December 31, 2005, is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$309.8	$268.5
Working capital	495.8	347.0
Current ratio	3.2	2.5

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

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company also utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At June 30, 2006, the Company had contracts outstanding to exchange an aggregate $70.1 million U.S. dollars for various foreign currencies, all of which mature during the next fifteen months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of June 30, 2006 would approximate $400,000.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At June 30, 2006, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

       In September 2005, the Company entered into an agreement with KFELS to construct ENSCO 8500, with delivery anticipated in the second quarter of 2008. The total construction cost of the rig is currently expected to be approximately $312.0 million. In January 2006, the Company entered into an agreement with KFELS to construct ENSCO 8501 for a total construction cost of approximately $338.0 million. Delivery of ENSCO 8501 is expected during the first quarter of 2009. The ENSCO 8500 SeriesTM ultra-deepwater semisubmersibles are an enhanced version of the ENSCO 7500 and will be capable of drilling in up to 8,500 feet of water, and can readily be upgraded to 10,000 feet water-depth capability if required. Enhancements over ENSCO 7500, the Company's existing ultra-deepwater semisubmersible rig, include a two million pound quad derrick, offline pipe handling capability, increased drilling capacity, greater variable deck load, and improved automatic station keeping ability. With these features, the ENSCO 8500 SeriesTM rigs will be especially well-suited for deepwater development drilling. The ENSCO 8500 and ENSCO 8501 are subject to long term drilling contracts of four years and three and one half years, respectively.

    Rig Enhancements and Relocations

       In the Gulf of Mexico, ENSCO 83 is expected to enter a shipyard in September 2006 for enhancement procedures and is expected to return to service during the first quarter of 2007. ENSCO 84 will mobilize from the Gulf of Mexico to a shipyard in the Middle East in late July 2006 for enhancement and contract preparation work and is expected to commence a long-term contract offshore Qatar in October 2006. During the period of the mobilization and enhancement work, the Company will be compensated for lost opportunity cost which will be deferred and amortized over the life of the contract. ENSCO 105 is scheduled to continue its commitment for work in the Gulf of Mexico through early 2007 when it is expected to mobilize to Tunisia for an estimated two year contract.

       In June 2006, ENSCO 107 sustained minor damage while pre-loading on a drilling location offshore Vietnam. The rig is in a shipyard in Singapore undergoing repair work and is expected to return to service offshore Vietnam during the third quarter of 2006.

    Industry Conditions

       Demand for offshore drilling rigs is strong, and utilization and day rates have generally been improving in a majority of the major geographical markets in which the Company currently operates. However, demand and day rate growth in the Gulf of Mexico region began to moderate late in the second quarter. It is anticipated that the recent market changes in the Gulf of Mexico will reverse following completion of hurricane season.

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

    Insurance Coverage

       The Company's cost for property and general liability insurance as well as the self-insured retentions or deductibles related to this coverage increased as a result of annual policy renewals effective July 1, 2006, largely due to the prevailing insurance market conditions in general and the limited capacity and high cost of coverage for Gulf of Mexico hurricane/windstorm coverage in particular. The Company's cost of insurance for the new policy year will be approximately $30.9 million, an increase of $10.4 million from the annual policies that expired on June 30, 2006. For the new policy year, the Company's insurance coverage for Gulf of Mexico hurricane/windstorm damage is limited to a $100.0 million annual aggregate with a $50.0 million per occurrence self-insured retention. Operational deductibles for other property losses are set at $10.0 million per occurrence subject to an annual $30.0 million aggregate for the new policy year, an increase from the prior policy year maximum deductible of $5.5 million per occurrence with an effective annual $11.0 million aggregate deductible which, during the prior year, applied to all property losses, including Gulf of Mexico hurricane/windstorm damage. The Company continues to maintain the same level of liability coverage for Gulf of Mexico hurricane/windstorm exposures, including removal of wreckage and debris, as in the prior year.

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

    Property and Equipment

       At June 30, 2006, the carrying value of the Company's property and equipment totaled $2,823.2 million, which represents 72% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

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

       For additional information concerning the useful lives of the Company's drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

       The Company tests goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires the Company to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, the Company estimates the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event the Company disposes of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on the Company's impairment analysis performed as of December 31, 2005, there was no impairment of goodwill.

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

       For additional information concerning drilling rig impairment evaluations, including an analysis of the Company's rigs evaluated in December 2005, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Annual Report on Form 10-K for the year ended December 31, 2005.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At June 30, 2006, the Company has a $322.4 million net deferred income tax liability and $72.4 million of accrued liabilities for income taxes currently payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating FIN 48 and currently is unable to determine the impact, if any, the interpretation may have on its consolidated financial position, results of operations or cash flows.

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

Item 4.   Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       During the quarter ended June 30, 2006, no significant change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       The Company has filed responsive pleadings in the Mississippi lawsuits preserving all defenses and challenges to jurisdiction and venue and, on the basis of information contained or withheld from the plaintiffs' Fact Sheets, all companies named as co-defendants (including the Company) are currently reviewing the information in an effort to ascertain which claims, if any, should be dismissed, which claims, if any, although on their face appear to be proper, should be made the subject of a motion challenging venue and transferred, and, finally, which claims, if any, appear to have been properly filed with the court where they are currently pending. Those plaintiffs whose claims are severed and transferred will be required to re-file new complaints, while those plaintiffs whose causes of action are not transferred will, nonetheless, be required to amend or supplement their complaints to specifically plead their cause of action in respect to each named defendant. The Company intends to vigorously defend against the litigation, including aggressively challenging the propriety of the jurisdiction and venue of such claims. Based on information currently available or, more appropriately, the lack thereof, the Company cannot reasonably estimate a range of potential liability exposure, if any. While the Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate outcome of these lawsuits.

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

Item 1A.   Risk Factors

       There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard "Item 1A. Risk Factors" to Part I of the Company's Form 10-K for the year ended December 31, 2005, contains a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. A description of new risk factors or risk factors that have been modified or have materially changed from December 31, 2005, is as follows:

WE HAVE INCREASED OUR LEVEL OF SELF-INSURANCE FOR GULF OF MEXICO HURRICANE RELATED WINDSTORM DAMAGE COVERAGE WHICH EXPOSES US TO ADDITIONAL RISK AND CAUSES US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf Coast Region are located in areas that could cause them to be susceptible to damage and/or total loss by these storms and we have a larger concentration of rigs in the Gulf Coast Region than most of our competitors. Damage caused by high winds and turbulent seas could potentially result in loss of rigs or could cause us to curtail operations on damaged drilling rigs for significant periods of time until damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customer's platforms and other related facilities in the area. To date, our drilling operations in the Gulf of Mexico have not been materially impacted by hurricanes, although we sustained the total loss of one jackup rig in 2004 and one platform rig in 2005 by reason of hurricane damage. We currently have 16 jackup rigs, one ultra-deepwater semisubmersible rig and one platform rig in the Gulf of Mexico.

       Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2005 and 2004. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from Gulf of Mexico hurricane related windstorm damage and have dramatically increased the cost of such coverage. Upon renewal of our annual insurance policies effective July 1, 2006, we obtained $100.0 million of annual aggregate coverage for hull and machinery losses arising from Gulf of Mexico hurricane related windstorm damage with a $50.0 million per occurrence deductible. This amount of coverage is significantly less than that of prior years. The change in our insurance coverage exposes us to additional risk due to rig damage or loss related to severe weather conditions in respect of Gulf of Mexico hurricanes or windstorms and could have a material adverse effect on our financial position, results of operations and cash flows. We have maintained liability coverage for Gulf of Mexico hurricane related windstorm exposures, including removal of wreckage and debris, at the same level as in the prior year, albeit at a substantial increased cost.

       We have recently implemented new operational procedures designed to mitigate risk to our jackup rigs in the Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, the new procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. Implementation of these procedures may result in a decision to decline to operate on a customer designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Implementation of our new procedures and associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the Gulf of Mexico during hurricane season may result in a loss or reduction of work for our rigs at certain customer drilling locations, with consequential reduction in rig utilization or day rates in the Gulf of Mexico.

OUR BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND WE ARE NOT FULLY INSURED AGAINST ALL OF THESE HAZARDS.

       Contract drilling and offshore oil and gas operations in general are subject to numerous risks, including the following:

•	rig or other property damage or loss resulting from hurricanes and other severe weather conditions, collisions, groundings, blowouts, fires, explosions and other accidents or terrorism,
•	blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require wild well control, including drilling of relief wells,
•	craterings, punchthroughs or other events causing rigs to capsize, sink or otherwise incur significant damage,
•	extensive uncontrolled fires, blowouts, oil spills or other discharges of pollutants causing damage to the environment,
•	machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling operations, and
•	unionization or similar collective actions by our employees or employees of subcontractors causing significant increases in operating costs.

       In addition, many of the hazards and risks associated with our operations, and accidents or other events resulting from such hazards and risks, expose our personnel, as well as personnel of our customers, subcontractors, vendors and other third parties, to risk of personal injury or death.

       Although we currently maintain broad insurance coverage, subject to certain significant deductibles and levels of self-insurance or risk retention, it does not cover all types of losses, and in some situations such as rig loss or damage resulting from Gulf of Mexico hurricane related windstorm exposures, it may not provide full coverage of losses or liabilities resulting from our operations. We have historically maintained insurance coverage for damage to our drilling rigs for amounts not less than the estimated fair market value thereof. However, in the event of total loss, such coverage is unlikely to be sufficient to recover the cost of a newly constructed replacement rig. Additionally, we do not maintain business interruption or loss of hire insurance.

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

       Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2005 and 2004. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from Gulf of Mexico hurricane related windstorm damage and have dramatically increased the cost of such coverage. Upon renewal of our annual insurance policies effective July 1, 2006, we obtained $100.0 million of annual aggregate coverage for our hull and machinery losses arising from Gulf of Mexico hurricane related windstorm damage with a $50.0 million per occurrence deductible. This amount of coverage is significantly less than that of prior years. The change in our insurance coverage exposes us to additional risk due to rig damage or loss related to severe weather conditions in respect of Gulf of Mexico hurricanes or windstorms and could have a material adverse effect on our financial position, results of operations and cash flows. We have maintained liability coverage for Gulf of Mexico hurricane related windstorm exposures, including removal of wreckage and debris, at the same level as in the prior year, albeit at a substantial increased cost.

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

       We have experienced a tightening in our markets for labor within the last year and have recently sustained an increase in turnover rates due largely to the loss of experienced personnel to our customers, competitors and other businesses involved in oil and gas exploration activities. In response to these market conditions, we have increased compensation and have incurred other costs to retain our workforce, including implementation of a retention program for certain personnel. If these labor trends continue, they could further increase our costs or limit our ability to fully staff and operate our rigs.

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

EXCESS RIG AVAILABILITY RESULTING FROM THE DELIVERY OF NEW DRILLING UNITS COULD RESULT IN ADVERSE EFFECTS ON OUR BUSINESS.

       During prior periods of high utilization and day rates, industry participants have increased the supply of rigs by ordering construction of new units. On prior occasions, this has resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and day rates, sometimes for extended periods of time. As of June 27, 2006, there are approximately 60 jackup rigs and 30 semisubmersible rigs reported to be under contract for construction with delivery dates ranging from 2006 to approximately 2010.The completion of these new drilling rigs will increase supply and could reduce day rates or utilization as a result of softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the potential negative impact on utilization and day rates. Lower utilization and day rates in one or more of the regions in which we operate could adversely affect our revenues, utilization and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended June 30, 2006:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April	--	--	--	$488,000,000
May	421,542	$50.71	420,000	467,000,000
June	433,413	45.26	425,000	448,000,000

Total	854,955	$47.94	845,000	$448,000,000

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the three-month period ended June 30, 2006, the Company repurchased 845,000 shares of its common stock at a cost of $40.5 million (an average cost of $47.91 per share). Additionally, the Company repurchased 9,955 shares at an average cost of $50.79 per share from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of share awards during the three-month period ended June 30, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of the Company was held on May 9, 2006 (the "2006 Annual Meeting"). There were 153,522,867 shares of the Company's common stock entitled to vote at the 2006 Annual Meeting based on the March 10, 2006 record date, of which 139,391,255 shares, or approximately 91%, were present and voting in person or by proxy. The following matters, detailed descriptions of which were contained in the Company's proxy statement dated March 15, 2006, were voted on at the 2006 Annual Meeting:

(i)	Election of Class I Directors, each for a three-year term:

	Votes for	Votes Withheld

Carl F. Thorne	138,330,239	1,061,016
Gerald W. Haddock	138,329,527	1,061,729
Paul E. Rowsey III	139,057,358	333,898

Election of Class II Director for the remaining two years of a three-year term:

	Votes for	Votes Withheld

Daniel W. Rabun	137,551,609	1,839,646

The terms of the following directors continued after the meeting: David M. Carmichael, Thomas L. Kelly II, Morton H. Meyerson, Rita M. Rodriguez and Joel V. Staff.
(ii)	Ratification of the Audit Committee's appointment of KPMG LLP as the Company's independent accountants for 2006:

Votes For	Votes Against	Votes Abstain

138,823,865	496,147	71,243

There are no broker non-votes for this item.

Item 6. Exhibits (a) Exhibits Filed with this Report Exhibit No.

10.1	Amendment No. 8 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of May 9, 2006.

10.2	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan, dated as of May 31, 2006.

10.3	Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan, dated as of May 31, 2006.

10.4	Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated as of May 31, 2006.

15.1	Letter regarding unaudited interim financial information.

31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 25, 2006	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
60