Form 10-K/A
period 2005-12-31
ENSCO INTERNATIONAL INC
filed 2006-09-15
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

2005 FORM 10-K/A (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:
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

EXPLANATORY NOTE

       In response to a comment received from the Securities and Exchange Commission, this Form 10-K/A ("Amendment No. 1") is being filed by ENSCO International Incorporated (the "Company") solely to correct a typographical error in Exhibits 32.1 and 32.2, which were filed as exhibits to the Company's Form 10-K for the fiscal year ended December 31, 2005 originally filed with the Securities and Exchange Commission on February 23, 2006, (the "Original Filing"). Specifically, Exhibits 32.1 and 32.2 incorrectly made a reference to the Company's "Quarterly Report" and have been amended to refer to the "Annual Report" of the Company.

       Except for the specific change referred to above and other than to change the references to "Form 10-K" throughout this annual report to "Form 10-K/A" where appropriate, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this Amendment No. 1 to speak to any later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's subsequent filings with the Securities and Exchange Commission.

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

       None.

Item 9A.  Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

       Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       The information required by this item with respect to the Company's executive officers is set forth in "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K/A.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)	Financial statement schedules of ENSCO International Incorporated
Reports of Independent Registered Public Accounting Firm	67
Consolidated Statements of Income	68
Consolidated Balance Sheets	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	71

(b)	Exhibits
The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Document
3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
3.2	-	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-8097).
4.1	-	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).
4.2	-	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.3	-	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.4	-	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).
4.5	-	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

10.1	-	ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).
10.2	-	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed August 23, 1996, Registration No. 333-10733).
10.3	-	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.4	-	ENSCO International Incorporated Savings Plan, as revised and restated (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.5	-	Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).
10.6	-	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).
10.7	-	Bond Purchase Agreement of ENSCO Offshore Company dated January 22, 2001, concerning $190,000,000 of United States Government Guaranteed Ship Financing Obligations (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).

10.8	-	United States Government Guaranteed Ship Financing Bond issued by ENSCO Offshore Company dated January 25, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.9	-	Supplement No.1, dated January 25, 2001, to the Trust Indenture dated December 15, 1999, between ENSCO Offshore Company and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.10	-	Ratification of Guaranty by ENSCO International Incorporated in favor of the United States of America dated January 25, 2001 and associated Guaranty Agreement by ENSCO International Incorporated in favor of the United States of America dated December 15, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-8097).
10.11	-	ENSCO International Incorporated 2000 Stock Option Plan (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.12	-	Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.13	-	Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed August 7, 2002, Registration No. 333-97757).
10.14	-	Amended and Restated Credit Agreement among ENSCO International Incorporated and ENSCO Offshore International Company as Borrowers, the lenders signatory thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. as Administrative Agent, JPMorgan Chase Bank, NA, as Syndication Agent, DnB NOR Bank ASA, New York Branch as Issuing Bank, The Bank Of Tokyo-Mitsubishi, Ltd., DnB NOR Bank ASA, New York Branch, and Wells Fargo Bank, N.A. as Co-Documentation Agents, and Mizuho Corporate Bank, Ltd. and SunTrust Bank as Co-Agents concerning a $350 million unsecured revolving credit facility, dated as of June 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 23, 2005, File No. 1-8097).

10.15	-	Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.16	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.17	-	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.18	-	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).
10.19	-	ENSCO Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.20	-	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.21	-	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).
10.22	-	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).
10.23	-	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

10.24	-	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.25	-	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).
10.26	-	ENSCO 2005 Long-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
10.27	-	ENSCO 2005 Cash Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).
10.28	-	Amendment No. 6 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2005, File No. 1-8097).
10.29	-	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (previously filed as Exhibit 10.29 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005, File No. 1-8097).
10.30	-	Employment Offer Letter Agreement dated January 13, 2006 and accepted on February 6, 2006 between the Company and Daniel W. Rabun (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 2006, File No. 1-8097).
21.1	-	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005, File No. 1-8097).
*23.1	-	Consent of Independent Registered Public Accounting Firm.
*31.1	-	Certification of the Chief Executive Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	-	Certification of the Chief Financial Officer of Registrant pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	-	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	-	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K/A:

1.	ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.1 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8097).

2.	ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.2 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-8 filed August 23, 1996, Registration No. 333-10733).

3.	Amendment to ENSCO International Incorporated Incentive Plan, dated November 11, 1997 (filed as Exhibit 10.3 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8097).

4.	ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.6 hereto and incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, Registration No. 333-58625).

5.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (filed as Exhibit 10.16 hereto and incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

6.	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan (filed as Exhibit 10.18 hereto and incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

7.	Amendment to the ENSCO International Incorporated 1993 Incentive Plan, as amended (filed as Exhibit 10.17 hereto and incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

8.	ENSCO Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.19 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

9.	ENSCO Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.20 hereto and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

10.	ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement, as revised and restated effective January 1, 2004 (filed as Exhibit 10.21 hereto and incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

11.	ENSCO International Incorporated Key Employees' Incentive Compensation Plan, as revised and restated effective January 1, 2003 (filed as Exhibit 10.22 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-8097).

12.	ENSCO 2005 Supplemental Executive Retirement Plan, effective January 1, 2005 (filed as Exhibit 10.23 hereto and incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

13.	ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (filed as Exhibit 10.24 hereto and incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

14.	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (filed as Exhibit 10.25 hereto and incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005, File No. 1-8097).

15.	ENSCO 2005 Long-Term Incentive Plan, effective January 1, 2005 (filed as Exhibit 10.26 hereto and incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

16.	ENSCO 2005 Cash Incentive Plan, effective January 1, 2005 (filed as Exhibit 10.27 hereto and incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

17.	Amendment No. 6 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of September 1, 2005 (filed as Exhibit 10.28 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2005, File No. 1-8097).

18.	Amendment to the ENSCO International Incorporated 1998 Incentive Plan (previously filed as Exhibit 10.29 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005, File No. 1-8097).

19.	Employment Offer Letter Agreement dated January 13, 2006 and accepted on February 6, 2006 between the Company and Daniel W. Rabun (filed as Exhibit 10.30 hereto and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 6, 2006, File No. 1-8097).

The Company will furnish to the Securities and Exchange Commission upon request, all constituent instruments defining the rights of holders of long-term debt of the Company not filed herewith as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K.

(c)	Excluded Financial Statements
None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 15, 2006.

ENSCO International Incorporated (Registrant)

By /s/ CARL F. THORNE Carl F. Thorne Chairman of the Board and Chief Executive Officer
120