Form 10-Q/A
period 2006-06-30
ENSCO INTERNATIONAL INC
filed 2006-09-15
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

       In response to a comment received from the Securities and Exchange Commission, this Form 10-Q/A ("Amendment No. 1") is being filed by ENSCO International Incorporated (the "Company") solely to amend "Item 6. Exhibits" to include certain exhibits which were inadvertently omitted from the Company's Form 10-Q for the fiscal quarter ended June 30, 2006 originally filed with the Securities and Exchange Commission on July 25, 2006, (the "Original Filing"). This Amendment No. 1 sets forth the complete text of "Item 6. Exhibits," as amended.

       Except for the specific change referred to above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this Amendment No. 1 to speak to any later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's subsequent filings with the Securities and Exchange Commission.

1

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-8097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 1-8097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

10.1	Amendment No. 8 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of May 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

10.2	Amendment to the ENSCO International Incorporated 1996 Non-Employee Directors Stock Option Plan, dated as of May 31, 2006 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

10.3	Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan, dated as of May 31, 2006 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

10.4	Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated as of May 31, 2006 (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

*10.5	Summary of Change in Compensation of Non-Employee Directors.
2

15.1	Letter regarding unaudited interim financial information (previously filed as Exhibit 15.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: September 15, 2006	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
4