Form 10-Q
period 2006-09-30
ENSCO INTERNATIONAL INC
filed 2006-10-24
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 151,859,636 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 20, 2006.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, insurance, financing and funding; statements regarding likely outcome of legal proceedings or claims; and statements regarding future construction, enhancement, upgrade or repair of rigs, future mobilization, relocation or other movement of rigs, and future availability or suitability of rigs. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under "Item 1A. Risk Factors" to Part I of the Company's Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, as updated under "Item 1A. Risk Factors" and elsewhere herein and in our other 2006 quarterly reports on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of September 30, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ KPMG LLP

Dallas, Texas
October 23, 2006

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2006	2005

OPERATING REVENUES	$489.9	$275.1

OPERATING EXPENSES
Contract drilling	152.6	116.8
Depreciation and amortization	44.7	39.1
General and administrative	11.3	8.1

	208.6	164.0

OPERATING INCOME	281.3	111.1

OTHER INCOME (EXPENSE)
Interest income	4.3	2.0
Interest expense, net	(4.5)	(6.5)
Other, net	(.4)	(.2)

	(.6)	(4.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	280.7	106.4

PROVISION FOR INCOME TAXES
Current income tax expense	46.9	21.4
Deferred income tax expense	18.2	7.0

	65.1	28.4

INCOME FROM CONTINUING OPERATIONS	215.6	78.0

DISCONTINUED OPERATIONS
Loss from discontinued operations, net	--	(3.7)
Loss on disposal of discontinued operations, net	(.8)	--

	(.8)	(3.7)

NET INCOME	$214.8	$ 74.3

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ 1.42	$ .51
Discontinued operations	(.01)	(.02)

	$ 1.41	$ .49

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ 1.41	$ .51
Discontinued operations	(.01)	(.02)

	$ 1.40	$ .49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	152.0	151.8
Diluted	153.3	152.6

CASH DIVIDENDS PER COMMON SHARE	$ .025	$ .025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING REVENUES	$1,353.8	$732.0

OPERATING EXPENSES
Contract drilling	431.1	336.0
Depreciation and amortization	131.5	113.8
General and administrative	32.2	23.9

	594.8	473.7

OPERATING INCOME	759.0	258.3

OTHER INCOME (EXPENSE)
Interest income	9.3	4.9
Interest expense, net	(13.6)	(22.3)
Other, net	(3.3)	1.6

	(7.6)	(15.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	751.4	242.5

PROVISION FOR INCOME TAXES
Current income tax expense	181.9	56.9
Deferred income tax expense	14.3	11.7

	196.2	68.6

INCOME FROM CONTINUING OPERATIONS	555.2	173.9

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	.1	(4.2)
Gain on disposal of discontinued operations, net	3.4	11.6

	3.5	7.4

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	558.7	181.3

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ADOPTION OF
SFAS 123(R), NET	.6	--

NET INCOME	$ 559.3	$181.3

EARNINGS PER SHARE - BASIC
Continuing operations	$ 3.64	$ 1.15
Discontinued operations	.02	.05
Cumulative effect of accounting change	.00	--

	$ 3.67	$ 1.20

EARNINGS PER SHARE - DILUTED
Continuing operations	$ 3.61	$ 1.14
Discontinued operations	.02	.05
Cumulative effect of accounting change	.00	--

	$ 3.64	$ 1.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	152.6	151.3
Diluted	153.7	151.9

CASH DIVIDENDS PER COMMON SHARE	$ .075	$ .075

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 429.1	$ 268.5
Accounts receivable, net	357.7	269.0
Prepaid expenses and other	67.4	40.9

Total current assets	854.2	578.4

PROPERTY AND EQUIPMENT, AT COST	4,014.6	3,672.8
Less accumulated depreciation	1,122.6	1,009.2

Property and equipment, net	2,892.0	2,663.6

GOODWILL	336.2	336.2

OTHER ASSETS, NET	49.7	39.7

	$4,132.1	$3,617.9

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 17.3	$ 19.1
Accrued liabilities	218.5	195.1
Current maturities of long-term debt	17.2	17.2

Total current liabilities	253.0	231.4

LONG-TERM DEBT	466.9	475.4

DEFERRED INCOME TAXES	350.9	338.3

OTHER LIABILITIES	39.4	32.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized
and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
178.0 million and 176.8 million shares issued	17.8	17.7
Additional paid-in capital	1,593.1	1,554.9
Retained earnings	1,777.3	1,229.5
Accumulated other comprehensive loss	(7.6)	(10.9)
Treasury stock, at cost, 25.8 million and
23.4 million shares	(358.7)	(251.2)

Total stockholders' equity	3,021.9	2,540.0

	$4,132.1	$3,617.9

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$ 559.3	$ 181.3
Adjustments to reconcile net income to net cash provided
by operating activities:
(Income) loss from discontinued operations, net	(.1)	4.2
Gain on disposal of discontinued operations, net	(3.4)	(11.6)
Cumulative effect of accounting change	(.6)	--
Depreciation and amortization	131.5	113.8
Expense for redemption of debt	--	2.4
Deferred income tax expense	14.3	11.7
Share-based compensation expense	15.4	12.0
Excess tax (benefit) deficiency from share-based compensation	(1.8)	4.5
Amortization of other assets	4.7	4.7
Net loss on asset dispositions	5.4	3.3
Other	1.2	1.2
Changes in operating assets and liabilities:
Increase in accounts receivable	(88.7)	(34.3)
Increase in prepaid expenses and other assets	(42.9)	(19.0)
Increase (decrease) in accounts payable	(1.8)	2.2
Increase (decrease) in accrued liabilities	65.1	(23.8)

Net cash provided by operating activities of continuing operations	657.6	252.6

INVESTING ACTIVITIES
Additions to property and equipment	(405.6)	(401.8)
Net proceeds from disposal of discontinued operations	10.0	121.0
Proceeds from disposition of assets	2.5	6.0
Investment in joint venture	--	(4.0)

Net cash used in investing activities	(393.1)	(278.8)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(8.6)	(49.7)
Cash dividends paid	(11.5)	(11.4)
Proceeds from exercise of stock options	21.9	62.9
Excess tax benefit (deficiency) from share-based compensation	1.8	(4.5)
Repurchase of common stock	(106.7)	--
Deferred financing costs	--	(.7)
Premium related to debt redemption	--	(1.8)
Other	(.8)	(.3)

Net cash used in financing activities	(103.9)	(5.5)

Effect of exchange rate changes on cash and cash equivalents	(.1)	(1.1)

Net cash provided by (used in) operating activities of discontinued operations	.1	(2.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	160.6	(34.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	268.5	267.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 429.1	$ 232.2

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

       The financial data for the three-month and nine-month periods ended September 30, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, the Company's independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006. It is recommended that these financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A (Amendment No. 1).

Note 2 - Earnings Per Share

       For the three-month and nine-month periods ended September 30, 2006 and 2005, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Weighted average common shares-basic	152.0	151.8	152.6	151.3
Potentially dilutive common shares:
Non-vested share awards	.2	.1	--	.1
Share options	1.1	.7	1.1	.5

Weighted average common shares-diluted	153.3	152.6	153.7	151.9

       Options to purchase 1.1 million shares and 15,000 shares of common stock in the three-month periods ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the periods. Options to purchase 700,000 shares and 15,000 shares of common stock in the nine-month periods ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the periods.

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

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month and nine-month periods ended September 30, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month and nine-month periods ended September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

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

       The following table summarizes share option compensation expense recognized in the three-month and nine-month periods ended September 30, 2005 resulting from the adoption of SFAS 123(R) on January 1, 2006 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005

Contract drilling	$ 1.7	$ 5.4
General and administrative	1.4	4.8

Share option compensation expense included
in operating expenses	3.1	10.2
Tax benefit	(.9)	(3.3)

Share option compensation expense included in
income from continuing operations	2.2	6.9
Share option compensation expense included in
discontinued operations, net	--	.1

Total share option compensation expense
included in net income	$ 2.2	$ 7.0

Earnings per share impact - Basic	$ .01	$ .05
Earnings per share impact - Diluted	$ .01	$ .05

       To reflect share option compensation cost recognized prior to January 1, 2006, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million on the December 31, 2005 consolidated balance sheet.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statements of cash flows. As a result of adopting SFAS 123(R) using the modified-retrospective transition method, both the previously reported amounts of cash provided by operating activities of continuing operations and cash used in financing activities in the consolidated statement of cash flows for the nine-month period ended September 30, 2005, have increased by $4.5 million.

       Share-based compensation expense recognized in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the nine-month period ended September 30, 2006.

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

Share Options

       In May 2005, the Company's stockholders approved the 2005 Long-Term Incentive Plan (the "2005 Plan"). The 2005 Plan is similar to and essentially replaces the Company's previously adopted 1998 Incentive Plan (the "1998 Plan") and 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). No further awards will be granted under the previously adopted plans, however, those plans shall continue to apply to and govern awards made thereunder. Under the 2005 Plan, a maximum of 7.5 million new shares are reserved for issuance as awards of share options to officers, employees and non-employee directors. Share options granted to officers and employees generally become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the seventh anniversary of the date of grant. Share options granted to non-employee directors are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of share options granted under the 2005 Plan equals the market value of the underlying stock on the date of grant. At September 30, 2006, options to purchase 1.7 million shares of the Company's common stock were outstanding under the 2005 Plan.

       Share options previously granted under the 1998 Plan become exercisable in 25% increments over a four-year period and to the extent not exercised, expire on the fifth anniversary of the date of grant. Share options previously granted under the Directors' Plan become exercisable six months after the date of grant and expire, if not exercised, five years thereafter. The exercise price of share options granted under the 1998 Plan and the Directors' Plan equals the market value of the underlying stock on the date of grant. At September 30, 2006, options to purchase 2.1 million shares of the Company's common stock were outstanding under the 1998 Plan and the Directors' Plan.

The following table summarizes share option compensation expense recognized for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Contract drilling	$ 1.7	$ 1.7	$ 4.9	$ 5.4
General and Administrative	2.4	1.4	6.2	4.8

Share option compensation expense included in operating expenses	4.1	3.1	11.1	10.2
Tax benefit	(1.2)	(.9)	(3.1)	(3.3)

Share option compensation expense included in income from continuing operations	2.9	2.2	8.0	6.9
Share option compensation expense included in discontinued operations, net	--	--	--	.1

Total share option compensation expense included in net income	$ 2.9	$ 2.2	$ 8.0	$ 7.0

       The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Risk-free interest rate	5.1%	--	4.9%	3.5%
Expected life (in years)	5.1	--	4.8	5.1
Expected volatility	36.1%	--	35.4%	38.8%
Dividend yield	.2%	--	.2%	.3%

       There were no share options granted during the three-month period ended September 30, 2005. Expected volatility is based on the historical volatility of the Company's stock over the period of time equivalent to the expected term of the options granted. The expected term of options granted is derived from historical exercise patterns over a period of time equivalent to the term of the options granted. The Company has not experienced significant differences in the historical exercise patterns among officers, employees and non-employee directors for them to be considered separately for valuation purposes. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues on the date of grant with a remaining term approximating the expected term of the options granted.

A summary of share option activity for the three-month period ended September 30, 2006, is as follows (shares and intrinsic value in thousands, term in years):
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Share Options	Shares	Price	Term	Value

Outstanding at July 1, 2006	3,745	$34.59
Granted	180	46.36
Exercised	(38)	30.44
Forfeited	(18)	34.85

Outstanding at September 30, 2006	3,869	$35.18	4.0	$32,729

Exercisable at September 30, 2006	1,467	$30.37	2.4	$19,475

The following table summarizes the value of options granted and exercised during the three-month and nine-month periods ended September 30, 2006 and 2005:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Weighted-average grant-date fair value of share options granted (per share)	$18.58	--	$18.55	$13.02

Intrinsic value of share options exercised during the period (in millions)	$ .6	$ 13.3	$ 14.7	$ 18.1
The following table summarizes information about share options outstanding at September 30, 2006 (shares in thousands):
	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$11.73 - $26.92	149	2.4 years	$25.94	86	$25.94
27.13 - 30.04	1,601	2.3 years	28.42	819	28.64
31.22 - 35.21	1,065	4.0 years	33.00	530	32.58
46.24 - 50.28	1,054	6.6 years	48.97	32	50.28

	3,869	4.0 years	$35.18	1,467	$30.37

       As of September 30, 2006, there was $29.7 million of total unrecognized compensation cost related to share options granted, which is expected to be recognized over a weighted-average period of 2.6 years.

Non-Vested Share Awards

       Key employees, who are in a position to contribute materially to the Company's growth and development and to its long-term success, are eligible for non-vested share awards. Prior to the adoption of the 2005 Plan, non-vested share awards were issued under the 1998 Plan and generally vested at a rate of 10% per year, as determined by a committee of the Board of Directors. No further non-vested share awards will be granted under the 1998 Plan, however, that plan shall continue to apply to and govern awards issued thereunder. The 2005 Plan provides for the issuance of non-vested share awards up to a maximum of 2.5 million new shares. Under the 2005 Plan, shares of common stock subject to annual grants of non-vested share awards generally vest at a rate of 20% per year and grants of non-vested share awards to new or recently promoted employees generally vest at a rate of 10% per year, as determined by a committee of the Board of Directors. All non-vested share awards have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of the common stock on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period). At September 30, 2006, there were 1.8 million shares of common stock available for non-vested share awards under the 2005 Plan.

       The following table summarizes non-vested share award compensation expense recognized for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Contract drilling	$ .9	$ .3	$1.7	$ .7
General and administrative	1.4	.5	2.6	1.1

Non-vested share award compensation expense included in operating expenses	2.3	.8	4.3	1.8
Tax benefit	(.7)	(.3)	(1.3)	(.6)

Total non-vested share award compensation expense included in net income	$1.6	$ .5	$3.0	$1.2

The following table summarizes the value of non-vested share awards granted and vested during the three-month and nine-month periods ended September 30, 2006 and 2005:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Weighted-average grant-date fair value of non-vested share awards granted (per share)	$46.36	--	$49.11	$33.73

Total fair value of non-vested share awards vested during the period (in millions)	$.9	$.8	$3.3	$1.7

A summary of non-vested share award activity for the three-month period ended September 30, 2006, is as follows (shares in thousands):
		Weighted
		Average
		Grant-Date
Non-vested Share Awards	Shares	Fair Value

Non-vested at July 1, 2006	973	$ 38.74
Granted	65	46.36
Vested	(20)	44.40
Forfeited	(5)	46.56

Non-vested at September 30, 2006	1,013	$ 39.47

       As of September 30, 2006, there was $33.5 million of total unrecognized compensation cost related to non-vested share awards granted, which is expected to be recognized over a weighted-average period of 5.2 years.

Note 4 - Long-Term Debt

       At September 30, 2006, the Company had $120.3 million outstanding under its 6.36% bonds due 2015, which are collateralized by the ENSCO 7500 semisubmersible drilling rig, and $65.3 million outstanding under its 4.65% bonds due 2020, which are collateralized by the ENSCO 105 jackup drilling rig. The bonds are guaranteed by the United States Department of Transportation, Maritime Administration ("MARAD") and the Company has guaranteed the performance of its obligations under the bonds to MARAD through two separate security agreements (the "Security Agreements"). At June 30, 2006, the Company was in compliance with the Security Agreements, which contain customary restrictive covenants that, among other things, require the Company to maintain certain levels of insurance coverage on ENSCO 7500 and ENSCO 105 and limit the amount of deductibles and/or levels of self-insurance retained by the Company to no more than $10.0 million per occurrence and $20.0 million annual aggregate for each rig. The Company has historically insured ENSCO 7500 and ENSCO 105 for amounts no less than their estimated fair market value, subject to certain deductibles and levels of self-insurance that are well within the requirements of the Security Agreements.

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

       On June 23, 2005, the Company amended and restated its existing $250.0 million unsecured revolving credit agreement (the "Credit Agreement"). The amended and restated agreement (the "2005 Credit Facility") provides for a $350.0 million unsecured revolving credit facility with a syndicate of lenders for general corporate purposes. The 2005 Credit Facility has a five-year term, expiring June 23, 2010, and replaced the Company's $250.0 million five-year Credit Agreement that was scheduled to mature on July 26, 2007. Advances under the 2005 Credit Facility bear interest at LIBOR plus an applicable margin rate (currently .35% per annum), depending on the Company's credit rating. The Company pays a facility fee (currently .10% per annum) on the total $350.0 million commitment, which is also based on the Company's credit rating, and pays an additional utilization fee on outstanding advances if such advances equal or exceed 50% of the total $350.0 million commitment. The Company is required to maintain certain financial covenants under the 2005 Credit Facility, including a specified level of interest coverage and debt to total capitalization ratio. The Company had no amounts outstanding under the 2005 Credit Facility at September 30, 2006 or December 31, 2005.

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

Note 5 - Stockholders' Equity

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding common stock. During the nine-month period ended September 30, 2006, the Company repurchased 2.3 million shares of its common stock at a cost of $106.7 million (an average cost of $45.49 per share). At September 30, 2006 and December 31, 2005, the outstanding shares of the Company's common stock, net of treasury shares, were 152.2 million and 153.4 million, respectively.

       A summary of activity in the various stockholders' equity accounts for the nine-month periods ended September 30, 2006 and 2005, is as follows (in millions):

	Nine Months Ended September 30, 2006
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2005	176.8	$17.7	$1,554.9	$1,229.5	$(10.9)	$(251.2)
Net income	--	--	--	559.3	--	--
Cash dividends paid	--	--	--	(11.5)	--	--
Common stock issued under share-based
compensation plans, net	1.2	.1	21.8	--	--	(.8)
Tax benefit from share-based compensation	--	--	1.8	--	--	--
Repurchase of common stock	--	--	--	--		(106.7)
Share-based compensation expense	--	--	15.4	--	--	--
Cumulative effect of accounting change	--	--	(.8)	--	--	--
Net other comprehensive income	--	--	--	--	3.3	--

BALANCE, September 30, 2006	178.0	$17.8	$1,593.1	$1,777.3	$ (7.6)	$(358.7)

	Nine Months Ended September 30, 2005
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amounts	Capital	Earnings	Loss	Stock

BALANCE, December 31, 2004	174.5	$17.5	$1,476.0	$ 959.8	$ (9.0)	$(250.4)
Net income	--	--	--	181.3	--	--
Cash dividends paid	--	--	--	(11.4)	--	--
Common stock issued under share-based
compensation plans, net	2.1	.2	62.6	--	--	(.3)
Tax deficiency from share-based compensation	--	--	(4.5)	--	--	--
Share-based compensation expense	--	--	12.1	--	--	--
Net other comprehensive loss	--	--	--	--	(1.1)	--

BALANCE, September 30, 2005	176.6	$17.7	$1,546.2	$1,129.7	$(10.1)	$(250.7)

Note 6 - Comprehensive Income

The components of the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$214.8	$74.3	$559.3	$181.3
Other comprehensive income (loss):
Net change in fair value of derivatives	.3	.6	2.2	(.9)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	(.4)	(.5)	1.1	(1.3)
Foreign currency translation adjustment	--	--	--	1.1

Net other comprehensive income (loss)	(.1)	.1	3.3	(1.1)

Comprehensive income	$214.7	$74.4	$562.6	$180.2

       Accumulated other comprehensive loss at September 30, 2006 and December 31, 2005, of $7.6 million and $10.9 million, respectively, consist of net unrealized losses on derivative instruments, net of tax. The estimated amount of net unrealized losses on derivative instruments, net of tax at September 30, 2006, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$ .8
Unrealized losses to be reclassified to interest expense	(1.0)

Net unrealized losses to be reclassified to earnings	$ (.2)

Note 7 - Income Taxes

       The income tax rates imposed in the tax jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one tax jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of the Company's earnings generated in tax jurisdictions with higher tax rates or lower tax rates.

       The Company's effective income tax rates for the three-month periods ended September 30, 2006 and 2005 were 23.2% and 26.7%, respectively. The income tax provision for the three-month period ended September 30, 2006 includes a $6.6 million net benefit that results primarily from the resolution of various issues in connection with the completion of audits by tax authorities of certain foreign tax returns and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary. The income tax provision for the three-month period ended September 30, 2005 includes a $5.4 million net benefit that primarily results from the resolution of various issues relating to an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary. Excluding the impact of the aforementioned net benefits, the Company's effective income tax rates for the three-month periods ended September 30, 2006 and 2005 would have been 25.5% and 31.8%, respectively.

       The Company's effective income tax rates for the nine-month periods ended September 30, 2006 and 2005 were 26.1% and 28.3%, respectively. The income tax provision for the nine-month period ended September 30, 2006 includes a $2.3 million net benefit that results from the resolution of various issues relating to prior periods. The income tax provision for the nine-month period ended September 30, 2005 includes a $5.4 million net benefit that primarily results from the resolution of issues relating to an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that are determined to no longer be necessary. Excluding the impact of the aforementioned net benefits, the Company's effective income tax rates for the nine-month periods ended September 30, 2006 and 2005 would have been 26.4% and 30.5%, respectively.

       Upon filing its 2005 U.S. tax return, the Company elected to defer recognition of a taxable gain, pursuant to Section 1033 of the Internal Revenue Code, associated with the receipt of insurance proceeds for ENSCO 64, which was severely damaged by Hurricane Ivan in 2004. This election resulted in a $19.4 million increase in deferred income tax expense and a corresponding $19.4 million decrease in current income tax expense during the three-month period ended September 30, 2006.

Note 8 - Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. During the three-month period ended September 30, 2006, the Company recognized a $1.2 million provision ($800,000 net of tax) relating to issues involving ENSCO 29 wreckage and debris removal insurance coverage (see "Note 9 - Contingencies"). The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005.

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

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005.The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statement of income for the nine-month period ended September 30, 2005.

Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	--	$ 1.5	$ .5	$13.8
Operating expenses and other	--	6.8	.4	19.2

Operating income (loss) before income taxes	--	(5.3)	.1	(5.4)
Income tax (benefit) expense	--	(1.6)	.0	(1.2)
Gain (loss) on disposal of discontinued operations, net	$ (.8)	--	3.4	11.6

Income (loss) from discontinued operations	$ (.8)	$(3.7)	$3.5	$ 7.4

       There is no debt or interest expense allocated to the Company's discontinued operations.

Note 9 - Contingencies

       A portion of the ENSCO 29 drilling rig was lost over the side of a customer's platform during Hurricane Katrina in September 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss, management believes the Company may be required to remove the ENSCO 29 wreckage and debris from the seabed and currently estimates the removal cost could range from $5.0 million to $15.0 million. The Company's property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. The Company also retains liability insurance policies that provide coverage for wreckage and debris removal costs in excess of the $3.8 million of coverage provided under the property insurance policies. The Company's liability insurance underwriters have issued a reservation of rights letter raising issues regarding the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. The Company will contest any assertion that the ENSCO 29 wreckage and debris removal is not subject to coverage under the liability insurance policies and intends to pursue all available remedies in the event its liability insurance underwriters deny coverage. While the Company believes it is likely that any ENSCO 29 wreckage and debris removal costs incurred will be fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost the Company believes is subject to liability insurance coverage, has been recognized during the third quarter of 2006.

       In September 2004, the Republic of India amended the Finance Act, 1994, by enacting the Finance (No. 2) Act, 2004 (the "Act"), which purported to extend a 12.2% tax levied on services to the specific service of "survey and exploration of minerals." Based on the definition of "survey and exploration of minerals" contained in the Act, the Company does not believe its contract drilling operations in India should be considered taxable services, and thus, has neither paid nor recognized a liability for the tax. In March 2006, a Writ Petition, filed by the local chapter of the International Association of Drilling Contractors ("IADC"), challenging the applicability of the Act to contract drilling services, was admitted by an Indian Court and a hearing is currently pending. The position taken by the IADC in its Writ Petition is supported by the Oil and Natural Gas Corporation Limited, the government sponsored oil company in India. In addition, the Company has contractual indemnities from its customer that provide for full reimbursement of any tax that may be assessed. Therefore, if the Indian Court should determine the tax applies to contract drilling services, the Company would recognize, through September 30, 2006, both a $10.1 million expense and liability for such tax and an equal corresponding $10.1 million as reimbursable revenue and receivable from its customer. Accordingly, the Company does not expect the resolution of this matter to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

       ENSCO International Incorporated and subsidiaries ("ENSCO" or the "Company") is an international offshore contract drilling company with a current operating fleet of 46 drilling rigs, including 43 jackup rigs, one ultra-deepwater semisubmersible rig, one platform rig and one barge rig. Additionally, the Company has three ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction. The Company's offshore contract drilling operations are integral to the exploration, development and production of oil and natural gas and the Company is one of the leading providers of offshore drilling services to the international oil and gas industry.

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

       The supply of drilling rigs is limited and new rigs require a substantial capital investment and a long period of time to construct. In addition, it is time consuming to move rigs between markets. Accordingly, as demand changes in a particular market, the supply of rigs may not adjust quickly and, therefore, the utilization and day rates of rigs could fluctuate significantly. Certain events, such as hurricanes, may impact the supply and demand of rigs in a particular market and cause rapid fluctuations in utilization and day rates.

       Since factors that affect offshore exploration and development spending are beyond the control of the Company and because rig demand can change rapidly, it is difficult for the Company to predict industry conditions or trends in operating results. Periods of low demand result in excess rig supply, which generally reduces rig utilization levels and day rates; periods of high demand tighten rig supply, which generally results in increased rig utilization levels and day rates.

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

       During the first nine months of 2006, the offshore drilling industry generally continued to experience strong demand and increasing day rates and utilization for all drilling rig types on a global basis. Leading day rates currently are at record levels for most rig classes. Recently executed contracts generally have more favorable terms and conditions for drilling companies and are of greater duration than the historical averages. However, during the third quarter, the industry has experienced some moderation in the demand for jackup rigs in the Gulf of Mexico due to the apparent deferral of drilling activity until after the hurricane season and the recent decrease in the price of natural gas. It is currently anticipated that the recent softness in the Gulf of Mexico market will reverse as additional jackup rigs depart for contracted international work and deferred Gulf of Mexico projects resume following the hurricane season.

       At present, the supply of available drilling rigs is unable to meet the growing demand of oil and gas companies on a global basis. In some regions, this unavailability has led oil and gas companies to postpone or cancel projects. As a result of the global supply imbalance and other commercial considerations, various industry participants have ordered construction of approximately ninety new offshore rigs, which are scheduled for delivery over the next several years. Furthermore, competition for skilled and other labor will continue to intensify as these new rigs enter the market in future periods.

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

       During 2005, day rates of Gulf of Mexico jackup rigs continued to increase from prior year levels as a result of a further reduction in the supply of available rigs in the region and increased demand. The supply of jackup rigs began to tighten in mid-2005 after several of the Company's competitors announced the planned departure of rigs contracted outside the region. These rigs became unavailable during the latter half of 2005 to prepare for mobilization to other regions. Additionally, Hurricane Katrina and Hurricane Rita disrupted drilling operations and severely damaged or destroyed several rigs operating in the region thereby reducing the number of available rigs even further. The demand for Gulf of Mexico jackup rigs continued to strengthen during late 2005 as oil and gas companies increased spending due to an increasing demand for natural gas.

       During the first nine months of 2006, day rates of Gulf of Mexico jackup rigs have experienced an overall increase from 2005; however, the upward movement in day rates began to level off late in the second quarter and have experienced a slight reduction over the last three months. The region experienced a fairly rapid increase in jackup rig day rates over most of the first and second quarters due to the decreased supply of available rigs in the region and the announcement by the Company and several of its competitors regarding the planned departure of additional rigs contracted to work in international waters during the second half of 2006 and the first quarter of 2007. Drilling contractors continue to move jackup rigs out of the Gulf of Mexico to take advantage of increasing international demand and day rates, coupled with contracts that are typically of a longer duration than Gulf of Mexico contracts. In addition to a recent decrease in the price of natural gas, increased insurance costs, limited availability of insurance coverage and resulting uninsured exposure, and the expectation of an active hurricane season in 2006 made this region less attractive to drilling contractors during the first nine months of 2006.

       The impact of the decreased supply of available jackup rigs in the Gulf of Mexico has been offset by a corresponding decrease in demand that began late in the second quarter as oil and gas companies were reluctant to start new projects in view of the hurricane season and due to the recent decrease in natural gas prices. Therefore, jackup rig day rates in the Gulf of Mexico began to moderate late in the second quarter of 2006 and have experienced a slight reduction during the third quarter.

       The Company's Europe/Africa offshore drilling operations are mainly conducted in northern Europe. Jackup rig contracts in the Europe/Africa region are generally of a longer duration than those in the Gulf of Mexico. During 2005 and the first nine months of 2006, day rates continued to improve from prior year levels as the outlook for favorable oil and natural gas prices has resulted in increased spending by oil and gas companies in this region. Furthermore, a strong backlog of firm commitments and options in northern Europe has resulted in little or no availability of jackup rigs for the remainder of 2006 and 2007, which has significantly contributed to the increase in day rates from prior year levels.

       Demand for jackup rigs in most Asia Pacific region markets has strengthened during 2005 and the first nine months of 2006 and continues to exceed the supply of rigs, despite the addition of several rigs to the Asia Pacific region during the previous seven quarters. As a result, jackup rig utilization levels remain high and day rates continue to improve. Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographical regions. Since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the contractor's costs, the Company's Asia Pacific operations generally are not subject to the same level of day rate volatility as regions such as the Gulf of Mexico where shorter term contracts are prevalent.

       A significant portion of the Company's jackup rig contracts in the Europe/Africa and Asia Pacific regions contain cost adjustment provisions. These provisions are designed to protect the Company's operating margin during times when contract drilling expenses are increasing. The cost adjustment provisions usually result in an increase in contract day rates to offset operating costs that have increased since the inception of a contract, and may also include rate adjustment provisions addressing rate reductions in the event of a decrease in operating costs. A minor portion of the Company's average day rate increases experienced in the Europe/Africa and Asia Pacific regions are attributable to contractual cost adjustment provisions.

RESULTS OF OPERATIONS

       In recent years, the Company has disposed of several assets, including the sale of six barge rigs and a platform rig in 2005, and the loss of two rigs as a result of damage caused by hurricanes, a jackup rig in 2004 and a platform rig in 2005. The operating results of these assets have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005. (See "Discontinued Operations" below for further information regarding the operating results and disposal of these assets.)

The following analysis highlights the Company's consolidated operating results for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Results
Revenues	$489.9	$275.1	$1,353.8	$732.0
Operating expenses
Contract drilling	152.6	116.8	431.1	336.0
Depreciation and amortization	44.7	39.1	131.5	113.8
General and administrative	11.3	8.1	32.2	23.9

Operating income	281.3	111.1	759.0	258.3
Other expense, net	.6	4.7	7.6	15.8
Provision for income taxes	65.1	28.4	196.2	68.6

Income from continuing operations	215.6	78.0	555.2	173.9
Income (loss) from discontinued operations, net	(.8)	(3.7)	3.5	7.4
Cumulative effect of accounting change, net	--	--	.6	--

Net income	$214.8	$ 74.3	$559.3	$181.3

       For the three-month period ended September 30, 2006, revenues increased by $214.8 million, or 78%, and operating income increased by $170.2 million, or 153%, from the prior year quarter. The increases are primarily due to improved average day rates in all operating areas and improved utilization of Asia Pacific jackup rigs, as compared to the prior year quarter.

       For the nine-month period ended September 30, 2006, revenues increased by $621.8 million, or 85%, and operating income increased by $500.7 million, or 194%, from the prior year period. The increases are primarily due to improved average day rates in all operating areas and improved utilization of Europe/Africa and Asia Pacific jackup rigs, as compared to the prior year period. Detailed explanations of the Company's operating results for the three-month and nine-month periods ended September 30, 2006 and 2005, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of the Company's revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions, except utilization and day rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Jackup rigs:
North and South America	$179.9	$ 89.9	$ 518.6	$250.3
Europe/Africa	135.2	71.9	361.2	165.5
Asia Pacific	148.1	86.7	403.9	255.4

Total jackup rigs	463.2	248.5	1,283.7	671.2
Semisubmersible rig - North America	17.3	17.9	43.4	37.4
Barge rig - Asia Pacific	5.5	5.1	15.7	14.3
Platform rig - North America	3.9	3.6	11.0	9.1

Total	$489.9	$275.1	$1,353.8	$732.0

Contract Drilling Expense
Jackup rigs:
North and South America	$ 44.3	$ 34.3	$ 126.2	$100.7
Europe/Africa	40.9	28.2	115.3	80.9
Asia Pacific	54.8	45.3	154.5	126.0

Total jackup rigs	140.0	107.8	396.0	307.6
Semisubmersible rig - North America	7.1	4.9	19.8	16.5
Barge rig - Asia Pacific	3.4	2.1	9.0	6.8
Platform rig - North America	2.1	2.0	6.3	5.1

Total	$152.6	$116.8	$ 431.1	$336.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Rig Utilization:(1)
Jackup rigs:
North and South America	93%	82%	90%	86%
Europe/Africa	100%	100%	100%	94%
Asia Pacific	100%	82%	98%	84%

Total jackup rigs	97%	85%	95%	87%
Semisubmersible rig - North America	96%	98%	84%	86%
Barge rig - Asia Pacific	100%	99%	99%	98%
Platform rig - North America	100%	100%	100%	100%

Total	97%	86%	95%	87%

Average day rates:(2)
Jackup rigs:
North and South America	$127,088	$ 69,348	$124,597	$ 61,340
Europe/Africa	157,501	94,062	145,789	79,030
Asia Pacific	91,844	71,895	87,045	67,338

Total jackup rigs	119,440	75,995	113,979	67,307
Semisubmersible rig - North America	191,820	185,828	189,481	153,547
Barge rig - Asia Pacific	58,167	51,846	57,056	51,372
Platform rig - North America	40,787	37,788	38,277	34,630

Total	$117,812	$ 77,208	$112,285	$ 68,173

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of the Company's offshore drilling rigs at September 30, 2006 and 2005:

	Number of Rigs
	September 30,
	2006	2005
Jackup rigs:
North and South America(1)	16	17
Europe/Africa(2)	9	8
Asia Pacific(1)(2)(3)	18	17

Total jackup rigs	43	42
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1
Platform rig - North America	1	1

Total(4)	46	45

(1)	During the third quarter of 2006, ENSCO 84 mobilized from the Gulf of Mexico to a shipyard in Sharjah for enhancement and preparatory work for a three-year contract scheduled to commence in Qatar in November 2006.
(2)	ENSCO 102 completed mobilization from the Asia Pacific region to the United Kingdom and commenced a one-year contract in February 2006.
(3)	Upon completion of its construction in the first quarter of 2006, the Company accepted delivery of ENSCO 107, an ultra-high specification jackup rig that commenced drilling operations in March 2006 offshore Malaysia.
(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations (See "Discontinued Operations" below), and rigs under construction at June 30, 2006 (ENSCO 108, ENSCO 8500, ENSCO 8501 and ENSCO 8502).

   North and South America Jackup Rigs

       Third quarter 2006 revenues for the North and South America jackup rigs increased by $90.0 million, or 100%, compared to the prior year quarter. The increase in revenues is due primarily to an 83% increase in average day rates. The significant increase in average day rates is primarily attributable to a decreased supply of available rigs as the Company and several of its competitors continue to mobilize rigs contracted for work in international markets out of the Gulf of Mexico. Though the duration of recently executed contracts is longer than the historical average, shorter duration contracts prevalent in the Gulf of Mexico allow for day rates to increase or decrease at a faster pace than those of regions with predominantly longer duration contracts. Therefore, the increase in day rates for Gulf of Mexico jackup rigs has typically exceeded the day rate increases experienced in international regions during periods of increasing rig demand. Third quarter 2006 contract drilling expense increased by $10.0 million, or 29%, compared to the prior year quarter. The increase in contract drilling expense is primarily attributable to an increase in utilization to 93% in the current year quarter from 82% in the prior year quarter, and increased personnel costs, insurance costs and rig mobilization expense.

       For the nine months ended September 30, 2006, revenues for the North and South America jackup rigs increased by $268.3 million, or 107%, compared to the prior year period. The increase in revenues is due primarily to a 103% increase in average day rates attributable to the reduced supply of Gulf of Mexico jackup rigs, as discussed above. For the nine months ended September 30, 2006, contract drilling expense increased by $25.5 million, or 25%, compared to the prior year period. The increase in contract drilling expense is primarily attributable to increased personnel costs and rig mobilization expense as compared to the prior year period.

   Europe/Africa Jackup Rigs

       Third quarter 2006 revenues for the Europe/Africa jackup rigs increased by $63.3 million, or 88%, from the prior year quarter. The increase in revenues is primarily due to a 67% increase in the average day rates and to a lesser extent, the addition of ENSCO 102 to the Europe/Africa jackup fleet in February 2006, which provided $17.1 million of revenue in the current quarter. The improvement in day rates is primarily attributable to improved demand resulting from increased spending by oil and gas companies. Contract drilling expense increased by $12.7 million, or 45%, from the prior year quarter due primarily to the aforementioned addition of ENSCO 102 and to increased personnel, repair and maintenance expense.

       For the nine months ended September 30, 2006, revenues for the Europe/Africa jackup rigs increased by $195.7 million, or 118%, from the prior year period. The increase in revenues is primarily attributable to a 84% increase in the average day rates and to a lesser extent, the addition of ENSCO 102 to the Europe/Africa jackup fleet in February 2006, which provided $39.9 million of revenue in the current year period. The improvement in day rates and utilization is primarily attributable to increased spending by oil and gas companies. Contract drilling expense increased by $34.4 million, or 43%, from the prior year period due primarily to the aforementioned addition of ENSCO 102 and to increased personnel, repair and maintenance expense.

   Asia Pacific Jackup Rigs

       Third quarter 2006 revenues for the Asia Pacific jackup rigs increased by $61.4 million, or 71%, as compared to the prior year quarter. The increase in revenues is primarily due to a 28% increase in average day rates and an increase in utilization to 100% in the current year quarter from 82% in the prior year quarter as a result of increased demand due primarily to higher levels of spending by oil and gas companies. Contract drilling expense increased by $9.5 million, or 21%, as compared to the prior year quarter due to increased utilization and to increases in personnel costs and mobilization expense.

       For the nine months ended September 30, 2006, revenues for the Asia Pacific jackup rigs increased by $148.5 million, or 58%, as compared to the prior year period. The increase in revenues is due primarily to a 29% increase in average day rates and an increase in utilization to 98% in the current year period from 84% in the prior year period as a result of increased demand as noted above. Contract drilling expense increased by $28.5 million, or 23%, as compared to the prior year period due primarily to increased utilization, increased personnel, maintenance and repair expense and a $2.7 million estimated loss related to damage sustained by ENSCO 107 as a result of a punchthrough that occurred while pre-loading on a drilling location offshore Vietnam in June 2006.

   North America Semisubmersible Rig

       Third quarter 2006 revenues for ENSCO 7500 decreased by $600,000, or 3%, as compared to the prior year third quarter due primarily to a credit in the third quarter of 2005 resulting from the favorable resolution of a prior period contractual issue. Third quarter 2006 contract drilling expense increased by $2.2 million or 45%, as compared to the prior year third quarter primarily due to increased personnel costs.

       For the nine months ended September 30, 2006, revenues for ENSCO 7500 increased $6.0 million, or 16%, and contract drilling expense increased $3.3 million, or 20%, from the prior year period. The increase in revenues is primarily due to a 23% increase in the average day rate and the increase in contract drilling expense is mainly attributable to increased personnel costs.

Depreciation and Amortization

       Depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2006 increased by $5.6 million, or 14%, and $17.7 million, or 16%, respectively, as compared to the corresponding prior year periods. The increases are primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the third quarter of 2005 and depreciation on ENSCO 107, which was placed into service in March of 2006.

General and Administrative

       General and administrative expense for the three-month and nine-month periods ended September 30, 2006 increased by $3.2 million, or 40%, and $8.3 million, or 35%, respectively, as compared to the corresponding prior year periods. The increase for the three-month period is primarily attributable to an increase in personnel costs. The increase for the nine-month period is primarily attributable to an increase in personnel costs and professional fees.

Other Income (Expense)

       Other income (expense) for the three-month and nine-month periods ended September 30, 2006 and 2005 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income	$ 4.3	$ 2.0	$ 9.3	$ 4.9
Interest expense, net:
Interest expense	(8.7)	(8.8)	(26.9)	(28.1)
Capitalized interest	4.2	2.3	13.3	5.8

	(4.5)	(6.5)	(13.6)	(22.3)
Other, net	(.4)	(.2)	(3.3)	1.6

	$(.6)	$(4.7)	$(7.6)	$(15.8)

       Interest income for the three-month and nine-month periods ended September 30, 2006 increased as compared to the corresponding prior year periods due to higher average interest rates and an increase in cash balances invested. Interest expense decreased during the same periods due primarily to a decrease in outstanding debt. Capitalized interest for the three-month and nine-month periods ended September 30, 2006 increased as compared to the corresponding prior year periods due to an increase in the amount invested in new rig construction projects, primarily ENSCO 108, ENSCO 8500 and ENSCO 8501 construction projects.

       Other, net, for the nine-month period ended September 30, 2006 consists primarily of a $1.3 million net loss recognized in connection with ENSCO 7500 repair work resulting from damage the rig sustained during Hurricane Katrina in September 2005 and foreign currency translation losses of $1.2 million. Other, net for the nine-month period ended September 30, 2005 consists primarily of a $3.1 million net gain related to the resolution of insurance claims associated with two rigs damaged by Hurricane Ivan in September 2004 and foreign currency translation gains of $1.1 million, partially offset by a $2.4 million expense incurred upon the redemption of the Company's 5.63% bonds in June 2005 and a $500,000 loss for the insurance deductible related to damage sustained on the Company's rigs located in the Gulf of Mexico during Hurricane Katrina in September 2005.

Provision for Income Taxes

       The provisions for income taxes for the three-month and nine-month periods ended September 30, 2006 increased in comparison to the corresponding periods of the prior year by $36.7 million and $127.6 million, respectively. The increases are attributable to increased profitability and reduced effective income tax rates.

       The income tax rates imposed in the tax jurisdictions in which the Company's foreign subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenue, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. In addition, the Company's drilling rigs are frequently moved from one tax jurisdiction to another. As a result, the Company's consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of the Company's earnings generated in tax jurisdictions with higher tax rates or lower tax rates.

       The Company's effective income tax rates for the three-month periods ended September 30, 2006 and 2005 were 23.2% and 26.7%, respectively. The income tax provision for the three-month period ended September 30, 2006 includes a $6.6 million net benefit that results primarily from the resolution of various issues in connection with the completion of audits by tax authorities of certain foreign tax returns and release of certain tax liabilities recognized in prior years that were determined to no longer be necessary. The income tax provision for the three-month period ended September 30, 2005 includes a $5.4 million net benefit that results primarily from the resolution of various issues relating to an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that were determined to no longer be necessary. Excluding the impact of the aforementioned net benefits, the Company's effective income tax rates for the three-month periods ended September 30, 2006 and 2005 would have been 25.5% and 31.8%, respectively.

       The Company's effective income tax rates for the nine-month periods ended September 30, 2006 and 2005 were 26.1% and 28.3%, respectively. The income tax provision for the nine-month period ended September 30, 2006 includes a $2.3 million net benefit that results primarily from the resolution of various issues relating to prior periods. The income tax provision for the nine-month period ended September 30, 2005 includes a $5.4 million net benefit that results primarily from the resolution of issues relating to an audit by tax authorities of the Company's 2002 U.S. tax return and release of certain tax liabilities recognized in prior years that were determined to no longer be necessary. Excluding the impact of the aforementioned net benefits, the Company's effective income tax rates for the nine-month periods ended September 30, 2006 and 2005 would have been 26.4% and 30.5%, respectively.

       Upon filing its 2005 U.S. tax return, the Company elected to defer recognition of a taxable gain, pursuant to Section 1033 of the Internal Revenue Code, associated with the receipt of insurance proceeds for ENSCO 64, which was severely damaged by Hurricane Ivan in 2004. This election resulted in a $19.4 million increase in deferred income tax expense and a corresponding $19.4 million decrease in current income tax expense during the three-month period ended September 30, 2006.

Discontinued Operations

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2006. The $7.5 million carrying value of the rig is classified in "Property and equipment, net" on the December 31, 2005 consolidated balance sheet. During the three-month period ended September 30, 2006, the Company recognized a $1.2 million provision ($800,000 net of tax) relating to issues involving ENSCO 29 wreckage and debris removal insurance coverage (see Note 8 to the Company's Consolidated Financial Statements). The operating results of ENSCO 29 have been reclassified as discontinued operations in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005.

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

       The ENSCO 64 jackup rig sustained substantial damage during Hurricane Ivan in September 2004. On April 15, 2005, beneficial ownership of ENSCO 64 effectively transferred to the Company's insurance underwriters following their acknowledgement that the rig was a constructive total loss under the terms of the Company's insurance policies. Accordingly, the Company transferred beneficial ownership of ENSCO 64 to insurance underwriters and received the rig's insured value of $65.0 million. On the date of transfer, the net book value of the rig was $52.8 million. The Company recognized a pre-tax gain of $11.7 million upon receipt of the insurance proceeds, which is included in "Gain on disposal of discontinued operations, net" in the consolidated statement of income for the nine-month period ended September 30, 2005.The operating results of ENSCO 64 have been reclassified as discontinued operations in the consolidated statement of income for the nine-month period ended September 30, 2005.

       Following is a summary of income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	--	$ 1.5	$ .5	$13.8
Operating expenses and other	--	6.8	.4	19.2

Operating income (loss) before income taxes	--	(5.3)	.1	(5.4)
Income tax (benefit) expense	--	(1.6)	.0	(1.2)
Gain (loss) on disposal of discontinued operations, net	$ (.8)	--	3.4	11.6

Income (loss) from discontinued operations	$ (.8)	$(3.7)	$3.5	$ 7.4

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

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"), using the modified-retrospective transition method. Under that transition method, compensation cost recognized in prior periods has been restated to include share option compensation cost previously reported in the pro forma footnote disclosures required by SFAS 123. Compensation cost recognized in the three-month and nine-month periods ended September 30, 2005 has been restated to include: (a) compensation cost for all share options granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share options granted during the three-month and nine-month periods ended September 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The December 31, 2005 consolidated balance sheet has been restated to adjust deferred income taxes, additional paid-in capital and retained earnings to reflect all share options granted prior to, but not yet vested as of January 1, 2005, and to reflect compensation cost recognized during the year ended December 31, 2005.

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

       The following table summarizes share option compensation expense recognized in the three-month and nine-month periods ended September 30, 2005 resulting from the adoption of SFAS 123(R) on January 1, 2006 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005

Contract drilling	$ 1.7	$ 5.4
General and administrative	1.4	4.8

Share option compensation expense included
in operating expenses	3.1	10.2
Tax benefit	(.9)	(3.3)

Share option compensation expense included in
income from continuing operations	2.2	6.9
Share option compensation expense included in
discontinued operations, net	--	.1

Total share option compensation expense
included in net income	$ 2.2	$ 7.0

Earnings per share impact - Basic	$ .01	$ .05
Earnings per share impact - Diluted	$ .01	$ .05

       To reflect share option compensation cost recognized prior to January 1, 2006, deferred income tax assets increased by $6.8 million, additional paid-in capital increased by $72.6 million and retained earnings decreased by $65.8 million on the December 31, 2005 consolidated balance sheet.

       Prior to the adoption of SFAS 123(R), tax benefits from share-based compensation plans were reported as cash provided by operating activities of continuing operations in the consolidated statements of cash flows. Under SFAS 123(R), the excess or shortfall of tax deductions, resulting from the exercise of share options and vesting of share awards, compared to the tax benefits resulting from the compensation expense recognized in connection with such exercised share options and vested share awards is reported as an excess tax benefit or tax deficiency, as applicable, under financing activities in the consolidated statements of cash flows. As a result of adopting SFAS 123(R) using the modified-retrospective transition method, both the previously reported amounts of cash provided by operating activities of continuing operations and cash used in financing activities in the consolidated statement of cash flows for the nine-month period ended September 30, 2005, have increased by $4.5 million.

       Share-based compensation expense recognized in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2006, is based on awards ultimately expected to vest, and therefore, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. On January 1, 2006, the Company estimated that 13.7% of share options and 8.2% of non-vested share awards are not expected to vest. Accordingly, the Company recognized a cumulative adjustment to reduce share-based compensation expense by $600,000, net of tax, for unvested share options and non-vested share awards that have been recognized in the financial statements as a result of applying the modified-retrospective transition method. The estimate is included in "Cumulative effect of accounting change for adoption of SFAS 123(R), net" on the consolidated statement of income for the nine-month period ended September 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

       Although the Company's business is very cyclical, the Company has historically relied on its cash flow from continuing operations to meet liquidity needs and fund the majority of its cash requirements. Management believes the Company has maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of the Company's cash flow is invested in the expansion and enhancement of its fleet of drilling rigs.

       During the nine-month period ended September 30, 2006, the Company's primary sources of cash included $657.6 million generated from continuing operations, $10.0 million from the disposal of discontinued operations and $21.9 million from the exercise of share options. Its primary use of cash for the same period consisted of $405.6 million for the construction, enhancement and other improvement of drilling rigs and $106.7 million for the repurchase of common stock.

       During the nine month period ended September 30, 2005, the Company's primary sources of cash consisted of $252.6 million generated from continuing drilling operations, $121.0 million from the disposal of discontinued operations and $62.9 million from the exercise of stock options. The Company's primary use of cash consisted of $401.8 million for the acquisition, construction, enhancement and other improvement of drilling rigs and $49.7 million for the redemption of the Company's 5.63% bonds.

       Detailed explanations of the Company's liquidity and capital resources for the nine-month periods ended September 30, 2006 and 2005, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       The Company's cash flow from continuing operations and capital expenditures on continuing operations for the nine-month periods ended September 30, 2006 and 2005 are as follows (in millions):

	Nine Months Ended September 30,
	2006	2005

Cash flow from continuing operations	$657.6	$252.6

Capital expenditures on continuing operations
New construction	$281.1	$135.5
Rig acquisition	--	80.3
Enhancements	77.8	152.9
Minor upgrades and improvements	46.7	33.1

	$405.6	$401.8

       Cash flow from continuing operations increased by $405.0 million, or 160%, for the nine-month period ended September 30, 2006 as compared to the prior year period. The increase resulted primarily from a $575.8 million increase in cash receipts from drilling services offset by a $99.8 million increase in cash payments related to contract drilling expenses and a $82.5 million increase in cash payments related to income taxes.

       Management anticipates that capital expenditures in 2006 will include approximately $65.0 million for minor upgrades and improvements, approximately $110.0 million for rig enhancement projects and approximately $390.0 million for new construction which includes the final installment payment for ENSCO 107 and progress payments for ENSCO 108, ENSCO 8500, ENSCO 8501 and ENSCO 8502. Depending on market conditions and opportunities, the Company may also make capital expenditures to construct or acquire additional rigs.

       The Company has three ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig currently under construction by Keppel FELS Limited ("KFELS") in Singapore. ENSCO 108 commenced construction in April 2005 and is expected to be delivered during the second quarter of 2007. ENSCO 108 will be an enhanced KFELS MOD V (B) design jackup rig modified to ENSCO specifications and nearly identical to the recently delivered ENSCO 107.

       In September 2005, the Company entered into an agreement with KFELS to construct ENSCO 8500, with delivery anticipated in the second quarter of 2008. The total construction cost of the rig is currently expected to be approximately $312.0 million. In January 2006, the Company entered into an agreement with KFELS to construct ENSCO 8501 for a total construction cost of approximately $338.0 million. Delivery of ENSCO 8501 is expected during the first quarter of 2009. In September 2006, the Company entered into an agreement with KFELS to construct ENSCO 8502 for a total construction cost of approximately $385.0 million, Delivery of ENSCO 8502 is expected during the fourth quarter of 2009. The ENSCO 8500 SeriesTM ultra-deepwater semisubmersibles are based on the Company's proprietary design and are enhanced versions of the ENSCO 7500 that will be capable of drilling in up to 8,500 feet of water, and can readily be upgraded to 10,000 feet water-depth capability if required. Enhancements over ENSCO 7500, the Company's existing ultra-deepwater semisubmersible rig, include a two million pound quad derrick, offline pipe handling capability, increased drilling capacity, greater variable deck load, and improved automatic station keeping ability. With these features, the ENSCO 8500 SeriesTM rigs will be especially well-suited for deepwater development drilling. The ENSCO 8500 and ENSCO 8501 are subject to long term drilling contracts of four years and three and one-half years, respectively.

Financing and Capital Resources

       The Company's long-term debt, total capital and long-term debt to total capital ratios at September 30, 2006 and December 31, 2005 are summarized below (in millions, except percentages):

	September 30,	December 31,
	2006	2005

Long-term debt	$ 466.9	$ 475.4
Total capital*	3,488.8	3,015.4
Long-term debt to total capital	13.4%	15.8%

*Total capital includes long-term debt plus stockholders equity.

       During the nine-month period ended September 30, 2006, there were no significant changes in the Company's long-term debt or total capital. At September 30, 2006, the Company has an aggregate $185.6 million outstanding under two separate bond issues that require semi-annual principal and interest payments. The Company also makes semi-annual interest payments on $150.0 million of notes and $150.0 million of debentures, due in November of 2007 and November of 2027, respectively.

       The Company has a $350.0 million unsecured revolving credit facility (the "2005 Credit Facility") with a syndicate of banks that matures in June 2010. The Company had no amounts outstanding under the 2005 Credit Facility at September 30, 2006 or December 31, 2005, and does not currently anticipate borrowing under the 2005 Credit Facility during 2006. The Company is in compliance with the financial covenants under the 2005 Credit Facility, which require the maintenance of a specified level of interest coverage and debt to total capitalization ratio. The Company maintains investment grade credit ratings of Baa1 from Moody's and BBB+ from Standard & Poor's.

       On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding common stock. During the nine-month period ended September 30, 2006, the Company repurchased 2.3 million shares of its common stock at a cost of $106.7 million (an average cost of $45.49 per share).

       At September 30, 2006, the Company had $120.3 million outstanding under its 6.36% bonds due 2015, which are collateralized by the ENSCO 7500 semisubmersible drilling rig, and $65.3 million outstanding under its 4.65% bonds due 2020, which are collateralized by the ENSCO 105 jackup drilling rig. The bonds are guaranteed by the United States Department of Transportation, Maritime Administration ("MARAD") and the Company has guaranteed the performance of its obligations under the bonds to MARAD through two separate security agreements (the "Security Agreements"). At June 30, 2006, the Company was in compliance with the Security Agreements, which contain customary restrictive covenants that, among other things, require the Company to maintain certain levels of insurance coverage on ENSCO 7500 and ENSCO 105 and limit the amount of deductibles and/or levels of self-insurance retained by the Company to no more than $10.0 million per occurrence and $20.0 million annual aggregate for each rig. The Company has historically insured ENSCO 7500 and ENSCO 105 for amounts no less than their estimated fair market value, subject to certain deductibles and levels of self-insurance that are well within the requirements of the Security Agreements.

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

Liquidity

       The Company's liquidity position at September 30, 2006 and December 31, 2005 is summarized in the table below (in millions, except ratios):

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$429.1	$268.5
Working capital	601.2	347.0
Current ratio	3.4	2.5

        Management expects to fund the Company's short-term liquidity needs, including contractual obligations and anticipated capital expenditures and stock repurchases, as well as any working capital requirements, from its cash and cash equivalents and operating cash flow.

       Management expects to fund the Company's long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from its cash and cash equivalents, investments, operating cash flow and, if necessary, funds drawn under its 2005 Credit Facility or other future financing arrangements.

       The Company has historically funded the majority of its liquidity from operating cash flow. The Company anticipates a substantial amount of its cash flow in the near to intermediate-term will continue to be invested in the expansion and enhancement of its fleet of drilling rigs. As a significant portion of such expenditures are elective, the Company expects to be able to maintain adequate liquidity throughout future business cycles through the deferral or acceleration of its future capital investments, as necessary. Accordingly, while future operating cash flow cannot be accurately predicted, management believes its long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       The Company has net assets and liabilities denominated in numerous foreign currencies and uses various methods to manage its exposure to foreign currency exchange risk. The Company predominantly structures its drilling rig contracts in U.S. dollars, which significantly reduces the portion of the Company's cash flows and assets denominated in foreign currencies. The Company also employs various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. The Company also utilizes derivative instruments to hedge forecasted foreign currency denominated transactions. At September 30, 2006, the Company had contracts outstanding to exchange an aggregate $108.6 million U.S. dollars for various foreign currencies, all of which mature during the next fourteen months. Based on a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with the Company's foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of September 30, 2006 would approximate $2.1 million.

       The Company uses various derivative financial instruments to manage its exposure to interest rate risk. The Company occasionally uses interest rate swap agreements to effectively convert the variable interest rate on debt to a fixed rate or the fixed rate on debt to a variable rate, and interest rate lock agreements to hedge against increases in interest rates on pending financing. At September 30, 2006, the Company had no outstanding interest rate swap agreements or interest rate lock agreements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A (Amendment No. 1). These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

    Property and Equipment

       At September 30, 2006, the carrying value of the Company's property and equipment totaled $2,892.0 million, which represents 70% of total assets. This carrying value reflects the application of the Company's property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the capitalized costs, useful lives and salvage values of the Company's rigs.

       The Company develops and applies property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of its assets and expense those costs incurred to repair or maintain the existing condition or useful lives of its assets. The development and application of such policies requires judgment and assumptions by management relative to the nature of, and benefits from, expenditures on Company assets. The Company establishes property and equipment accounting policies that are designed to depreciate or amortize its assets over their estimated useful lives. The assumptions and judgments used by management in determining the estimated useful lives of the Company's property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of the Company's assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives of the Company's rigs, would likely result in materially different carrying values of assets and results of operations.

       For additional information concerning the useful lives of the Company's drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005.

    Impairment of Long-Lived Assets and Goodwill

       The Company evaluates the carrying value of its property and equipment, primarily its drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is very cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. The Company's rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. The Company's jackup rigs and ultra-deepwater semisubmersible rig are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to the Company's barge rig and platform rig.

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

       For additional information concerning drilling rig impairment evaluations, including an analysis of the Company's rigs evaluated in December 2005, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005.

    Income Taxes

       The Company conducts operations and earns income in numerous foreign countries and is subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. At September 30, 2006, the Company has a $340.6 million net deferred income tax liability and $86.4 million of accrued liabilities for income taxes currently payable.

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

       The Company operates in many foreign jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, the Company obtains professional guidance and considers existing industry practices before deploying tax planning strategies and meeting its tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While the Company has generally not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not occur in the future. In addition, there are several factors that could cause the future level of uncertainty relating to the Company's tax liabilities to increase, including the following:

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
•	The Company may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties, and the interpretation or application thereof, change frequently, requiring the Company to modify existing tax strategies to conform to such changes.

       On January 1, 2007, the Company will adopt the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", (see "New Accounting Pronouncements" below).

NEW ACCOUNTING PRONOUNCEMENTS

       In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

       In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is evaluating SAB 108 and currently is unable to determine the impact, if any, the bulletin may have on its consolidated financial position, results of operations or cash flows.

       In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating FIN 48 and currently is unable to determine the impact, if any, the interpretation may have on its consolidated financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under this item is hereby incorporated by reference from "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" contained herein.

Item 4.   Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective.

       During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       In September 2005, the Company received summonses from the Lancaster Magistrates' Court charging violations of the U.K. Health and Safety at Work Act in connection with a fatal injury sustained by an employee on one of its rigs during May 2003. A judicial proceeding was conducted beginning on September 11, 2006, and the matter was resolved during that proceeding. The Company entered guilty pleas on two of the three charges, was assessed a fine of approximately $200,000 and was ordered to pay approximately $300,000 for investigation and legal fees incurred by the prosecuting Health and Safety Executive.

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

Item 1A.   Risk Factors

       There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" to Part I of the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, which contains a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. Additionally, "Item 1A. Risk Factors" to Part II of our Form 10-Qs for the quarterly periods ended March 31, 2006 and June 30, 2006 sets forth new risk factors or risk factors that have been modified or have materially changed from the risk factors discussed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, as updated in our other 2006 Quarterly Reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RIG UPGRADE, ENHANCEMENT AND CONSTRUCTION PROJECTS ARE SUBJECT TO RISKS INCLUDING DELAYS AND COST OVERRUNS WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS. THE RISKS ARE CONCENTRATED IN RESPECT OF OUR FOUR RIGS CURRENTLY UNDER CONSTRUCTION AT ONE SHIPYARD IN SINGAPORE.

       We currently have three ultra-deepwater semisubmersible rigs and one ultra-high specification jackup rig under construction at a shipyard in Singapore. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of other rigs. Rig construction, upgrade, life extension and repair projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	reliance on third party equipment vendors,
•	delays in equipment deliveries or shipyard construction,
•	shortages of materials or skilled labor,
•	unforeseen engineering problems,
•	unanticipated actual or purported change orders,
•	strikes, labor disputes or work stoppages,
•	financial or operating difficulties of equipment vendors or the shipyard while constructing, upgrading, refurbishing or repairing a rig or rigs,
•	adverse weather conditions,
•	unanticipated cost increases,
•	foreign currency fluctuations,
•	inability to obtain any of the requisite permits or approvals,
•	force majeure, and
•	additional risks inherent to shipyard projects in a foreign location.

       The risks are concentrated in respect of our four rigs currently under construction at one shipyard in Singapore. Additionally, the ultra-high specification jackup rig (ENSCO 108) and two of the ultra-deepwater semisubmersible rigs (ENSCO 8500 and ENSCO 8501) are subject to firm, fixed day rate drilling contracts upon completion of construction and significant shipyard project cost overruns or delays could impact the projected financial results or validity of the contracts and materially and adversely affect our financial condition and results of operations. Lastly, the third ultra-deepwater semisubmersible rig under construction (ENSCO 8502) currently does not have a contractual commitment upon completion and, if the Company is unable to secure a contractual commitment prior to the completion of construction, it may result in a material adverse affect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Following is a summary of all repurchases by the Company of its common stock during the three month period ended September 30, 2006:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

July (July 1 - July 31)	3,014	$44.98	--	$448,000,000
August (August 1 - August 31)	806,690	43.27	805,000	413,000,000
September (September 1 - September 30)	445,398	44.03	445,000	393,000,000

Total	1,255,102	$43.54	1,250,000	$393,000,000

On March 14, 2006, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding common stock. During the three-month period ended September 30, 2006, the Company repurchased 1,250,000 shares of its common stock at a cost of $54.5 million (an average cost of $43.54 per share). Additionally, the Company repurchased 5,102 shares at an average cost of $44.37 per share from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of share awards during the three-month period ended September 30, 2006.

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-8097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-8097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-8097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-8097).

*15.1	Letter regarding unaudited interim financial information.

*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 24, 2006	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
51