Form 10-Q
period 2007-03-31
ENSCO INTERNATIONAL INC
filed 2007-04-24
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 149,086,637 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 23, 2007.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report. Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include statements regarding:

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

       The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under "Item 1A. Risk Factors" in Part I, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of March 31, 2007, the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of December 31, 2006, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 24, 2007

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

OPERATING REVENUES	$514.1	$381.6

OPERATING EXPENSES
Contract drilling	162.8	127.9
Depreciation and amortization	45.1	42.0
General and administrative	16.0	10.4

	223.9	180.3

OPERATING INCOME	290.2	201.3

OTHER INCOME (EXPENSE)
Interest income	6.2	2.3
Interest expense, net	(1.1)	(4.2)
Other, net	4.5	(1.7)

	9.6	(3.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	299.8	197.7

PROVISION FOR INCOME TAXES
Current income tax expense	69.3	55.2
Deferred income tax benefit	(1.8)	(1.7)

	67.5	53.5

INCOME FROM CONTINUING OPERATIONS	232.3	144.2

DISCONTINUED OPERATIONS
Income from discontinued operations, net	--	.8
Gain on disposal of discontinued operations, net	--	4.2

	--	5.0

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	232.3	149.2

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ADOPTION OF SFAS 123(R), NET	--	.6

NET INCOME	$232.3	$149.8

EARNINGS PER SHARE - BASIC
Continuing operations	$1.55	$.94
Discontinued operations	--	.03
Cumulative effect of accounting change	--	.00

	$1.55	$.98

EARNINGS PER SHARE - DILUTED
Continuing operations	$1.54	$.94
Discontinued operations	--	.03
Cumulative effect of accounting change	--	.00

	$1.54	$.97

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	149.9	152.9
Diluted	150.7	153.7

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 620.4	$ 565.8
Accounts receivable, net	385.5	338.8
Other	80.6	82.6

Total current assets	1,086.5	987.2

PROPERTY AND EQUIPMENT, AT COST	4,247.6	4,129.5
Less accumulated depreciation	1,212.1	1,169.1

Property and equipment, net	3,035.5	2,960.4

GOODWILL	336.2	336.2

OTHER ASSETS, NET	51.8	50.6

	$4,510.0	$4,334.4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 18.7	$ 12.4
Accrued liabilities	239.6	205.4
Current maturities of long-term debt	167.1	167.1

Total current liabilities	425.4	384.9

LONG-TERM DEBT	308.5	308.5

DEFERRED INCOME TAXES	349.5	356.5

OTHER LIABILITIES	82.2	68.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
179.0 million and 178.7 million shares issued	17.9	17.9
Additional paid-in capital	1,642.5	1,621.3
Retained earnings	2,228.8	1,994.5
Accumulated other comprehensive loss	(4.8)	(5.5)
Treasury stock, at cost, 29.4 million shares and 26.9 million shares	(540.0)	(412.2)

Total stockholders' equity	3,344.4	3,216.0

	$4,510.0	$4,334.4

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$232.3	$149.8
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	45.1	42.0
Deferred income tax provision	(1.8)	(1.7)
Share-based compensation expense	10.3	4.2
Excess tax benefit from share-based compensation	(1.1)	(.9)
Amortization of other assets	1.4	1.6
Net (gain) loss on asset dispositions	(.2)	1.0
Income from discontinued operations, net	--	(.8)
Gain on disposal of discontinued operations, net	--	(4.2)
Cumulative effect of accounting change, net	--	(.6)
Other	.2	.4
Changes in operating assets and liabilities:
Increase in accounts receivable	(46.7)	(24.7)
Decrease (increase) in other assets	.4	(6.2)
Increase in accounts payable	6.4	6.0
Increase in accrued and other liabilities	33.4	51.2

Net cash provided by operating activities of continuing operations	279.7	217.1

INVESTING ACTIVITIES
Additions to property and equipment	(106.0)	(245.4)
Net proceeds from disposal of discontinued operations	--	10.0
Proceeds from disposition of assets	1.6	1.2

Net cash used in investing activities	(104.4)	(234.2)

FINANCING ACTIVITIES
Repurchase of common stock	(127.6)	(11.7)
Cash dividends paid	(3.8)	(3.9)
Proceeds from exercise of share options	9.8	12.9
Excess tax benefit from share-based compensation	1.1	.9
Other	(.2)	(.1)

Net cash used in financing activities	(120.7)	(1.9)

Effect of exchange rate changes on cash and cash equivalents	(.0)	.7
Net cash provided by operating activities of discontinued operations	--	.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54.6	(17.4)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	565.8	268.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$620.4	$251.1

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") in accordance with U.S. generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Certain previously reported amounts have been reclassified to confirm to the current-year presentation. The preparation of the condensed consolidated financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month period ended March 31, 2007 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

       For the three-month periods ended March 31, 2007 and 2006, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2007 and 2006 (in millions):

	2007	2006

Weighted average common shares-basic	149.9	152.9
Potentially dilutive common shares:
Non-vested share awards	.3	.1
Share options	.5	.7

Weighted average common shares-diluted	150.7	153.7

       Options to purchase 6,750 shares of our common stock in the three-month period ended March 31, 2007, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the period. The average market price of our common stock for the three-month period ended March 31, 2006, exceeded the exercise price of options to purchase common stock for the period.

Note 3 - Stockholders' Equity

       On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock. During the three-month period ended March 31, 2007, we repurchased 2.5 million shares of our common stock at a cost of $127.6 million (an average cost of $51.05 per share). At March 31, 2007 and December 31, 2006, the outstanding shares of our common stock, net of treasury shares, were 149.6 million and 151.8 million, respectively.

Note 4 - Comprehensive Income

       The components of our comprehensive income for the three-month periods ended March 31, 2007 and 2006, are as follows (in millions):

	2007	2006

Net income	$232.3	$149.8
Other comprehensive income (loss):
Net change in fair value of derivatives	1.8	(.1)
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	(1.1)	1.2

Net other comprehensive income (loss)	.7	1.1

Comprehensive income	$233.0	$150.9

       Accumulated other comprehensive loss at March 31, 2007 and December 31, 2006, is comprised of net unrealized losses on derivative instruments, net of tax. The estimated amount of net unrealized gains on derivative instruments, net of tax at March 31, 2007 that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$2.8
Net unrealized losses to be reclassified to interest expense	(.9)

Net unrealized gains to be reclassified to earnings	$1.9

Note 5 - Share-Based Employee Compensation

       In February of 2007, we entered into a Retirement Agreement (the "Agreement"), with our non-executive Chairman of our Board of Directors, Carl F. Thorne, who relinquished his position as our Chief Executive Officer on December 31, 2006. In general, the Agreement provides that Mr. Thorne will receive a grant of 92,000 non-vested shares upon his retirement from ENSCO, currently scheduled for May 22, 2007. The awards will be issued under our 2005 Long-Term Incentive Plan (the "2005 Plan"), and will vest at a rate of one-third per year upon each of the first three anniversaries of Mr. Thorne's retirement date. Also pursuant to the Agreement, the terms of 105,000 non-vested shares and 28,750 unvested share options previously awarded to Mr. Thorne under our 1998 Incentive Plan (the "1998 Plan") were modified to accelerate the vesting of such awards to his scheduled May 22, 2007 retirement date.

       In accordance with SFAS 123(R), "Share-Based Payment", the compensation cost related to the 92,000 non-vested shares to be awarded to Mr. Thorne and the incremental compensation cost resulting from the modification of the vesting terms of the non-vested shares and share options awarded to him previously under the 1998 Plan will be recognized during the period beginning February 28, 2007, the date of execution of the Agreement, to May 22, 2007, his scheduled retirement date. Compensation cost related to the 92,000 non-vested shares award will be re-measured and finalized on the May 22, 2007 grant date. As measured on March 31, 2007, gross compensation expense attributable to the provisions of the Agreement totaled $3.9 million during the three-month period ended March 31, 2007, and is included in general and administrative expense.

       There were no significant awards of non-vested shares or share options granted during the three-month period ended March 31, 2007, other than the awards provided for in the Agreement. The total compensation expense associated with non-vested shares and share options included in operating expenses during the three-month periods ended March 31, 2007 and 2006 was $10.3 million and $4.2 million, respectively. As of March 31, 2007, total unrecognized compensation cost related to non-vested shares and share options was $54.1 million.

Note 6 - Income Taxes

       We conduct operations, earn income and are subject to tax in the U.S. and numerous international countries. In many of the international jurisdictions where we operate, tax laws relating to the offshore drilling industry are not well developed and change frequently. Furthermore, in most of the tax jurisdictions where we operate we enter into transactions with affiliates or employ other tax planning strategies that generally are subject to complex tax regulations. As a result of the foregoing, the tax liabilities and benefits we recognize in our financial statements may differ from the tax positions taken, or expected to be taken, in our tax returns.

       On January 1, 2007, we adopted the recognition and disclosure provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of adopting FIN 48, we reported a $5.8 million increase to our January 1, 2007, balance of retained earnings. On January 1, 2007, we had $19.3 million of unrecognized tax benefits, of which $16.0 million would impact our effective tax rate if recognized. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ended December 31, 2007.

       Interest and penalties relating to income taxes are included in current income tax expense. Accrued interest and penalties at January 1, 2007, were $9.6 million and $6.3 million, respectively.

       Our U.S. tax returns for 2004 and subsequent years remain subject to examination by tax authorities. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2002 and subsequent years in all of our major international tax jurisdictions.

Note 7 - Discontinued Operations

       On December 27, 2006, we sold the ENSCO 25 platform rig for $13.7 million and recognized a pre-tax gain of $5.0 million. The operating results of ENSCO 25 have been reclassified as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2006.

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

       Following is a summary of income from discontinued operations for the three-month period ended March 31, 2006 (in millions):

Revenues	$ 4.1
Operating expenses and other	2.9

Operating income before income taxes	1.2
Income tax expense	(.4)
Gain on disposal of discontinued operations, net	4.2

Income from discontinued operations	$ 5.0

       There is no debt or interest expense allocated to our discontinued operations.

Note 8 - Contingencies

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in September 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters because the rig was a constructive total loss, management believes we may be required to remove the ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also retain liability insurance policies that provide coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

       Our liability insurance underwriters have issued a reservation of rights letter raising issues regarding the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. We contest any assertion that the ENSCO 29 wreckage and debris removal is not subject to coverage under the liability insurance policies and intend to pursue all available remedies in the event our liability insurance underwriters deny coverage. While we believe it is likely that any ENSCO 29 wreckage and debris removal costs incurred will be fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

       In September 2004, the Republic of India amended the Finance Act, 1994, by enacting the Finance (No. 2) Act, 2004 (the "Act"), which purported to extend a 12.2% tax levied on services to the specific service of "survey and exploration of minerals." Based on the definition of "survey and exploration of minerals" contained in the Act, we do not believe our contract drilling operations in India should be considered taxable services, and thus, have neither paid nor recognized a liability for the tax. In March 2006, a Writ Petition, filed by the local chapter of the International Association of Drilling Contractors ("IADC"), challenging the applicability of the Act to contract drilling services, was admitted by an Indian Court and a hearing is currently pending. The position taken by the IADC in its Writ Petition is supported by the Oil and Natural Gas Corporation Limited, the government sponsored oil company in India. In addition, we have contractual indemnities from our customer that provide for full reimbursement of any tax that may be assessed. Therefore, if the Indian Court should determine the tax applies to contract drilling services, we would recognize, through March 31, 2007, both a $16.0 million expense and liability for such tax and an equal corresponding $16.0 million as reimbursable revenue and receivable from our customer. Accordingly, we do not expect the resolution of this matter to have a material effect on our financial position, operating results or cash flows.

       In August 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

       In compliance with the Mississippi Rules of Civil Procedure, as decided by the Mississippi Supreme Court in Harold's Auto Parts, Inc. v. Flower Mangialardi, 889 So. 2d 493 (Miss 2004), the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints, naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial pending claims, we have been named as a defendant by 62 individual plaintiffs. Of these claims, there are 60 claims or lawsuits pending in Mississippi state courts and two pending in United States District Court as a result of their removal from state court.

       We currently intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, inasmuch as discovery is in the very early stages and available information regarding the nature of these claims is limited, we cannot reasonably determine if the claimants have valid claims under the Jones Act or estimate a range of potential liability exposure, if any. At present, none of the pending Mississippi asbestos lawsuits have been set for trial. Although we do not expect the final disposition of these lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

       In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

BUSINESS ENVIRONMENT

       During the first quarter of 2007, jackup rig demand continued to exceed or meet supply in all geographical regions except the Gulf of Mexico, where demand remained soft as some of the major and large independent oil and gas companies continue to divert their spending elsewhere. The global supply of available rigs is anticipated to remain tight throughout the remainder of 2007. There are over 105 new jackup and semisubmersible rigs reported to be on order for delivery by the end of 2010. For additional information concerting the trends and uncertainties relating to new drilling rigs under construction, see "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006.

    Asia Pacific

       During 2006, demand for jackup rigs in most of the Asia Pacific region markets exceeded the supply of available rigs. As a result, jackup rig utilization levels remained high and day rates continued to improve. During the first quarter of 2007, demand for drilling rigs remained strong and drilling contractors continued to experience high day rates and utilization. Jackup rig drilling contracts in the Asia Pacific region historically have been for substantially longer durations than those in other geographical regions. Since day rates for such contracts normally are fixed, or fixed subject to adjustment for variations in the contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as regions where shorter term contracts are prevalent.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe where moderate duration jackup rig contracts are prevalent. During 2006, a strong backlog of firm commitments and options in northern Europe resulted in little or no availability of jackup rigs. This caused demand to exceed the supply of available rigs, resulting in a substantial increase in day rates from the prior year. During the first quarter of 2007, jackup rig day rates and utilization levels remained elevated and there appears to be very limited rig availability during the remainder of 2007.

    North and South America

       Our North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico. The U.S. natural gas market and trends in oil and gas company spending largely determine offshore drilling industry conditions and demand for rigs in this region. Gulf of Mexico jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract renewal. Gulf of Mexico rigs may remain contracted with the same customer for several years, but the contractual day rates are periodically renegotiated by reference to prevailing market day rates and adjusted accordingly.

       During the first five months of 2006, jackup rig day rates in the Gulf of Mexico experienced a fairly rapid increase due to the decreased supply of available rigs in the region and the announcement by us and several of our competitors regarding the planned departure of additional rigs contracted to work in international waters. However, the impact of the decreased supply of available jackup rigs was more than offset by a decrease in demand that began late in the second quarter of 2006 as oil and gas companies were reluctant to start new projects in view of the upcoming hurricane season. Additionally, a decrease in the price of natural gas, increased insurance costs, and the limited availability of insurance coverage resulting in uninsured exposure, also made this region less attractive to oil and gas companies. As a result, jackup rig day rates began to moderate late in the second quarter of 2006 and remained under pressure during the rest of the year.

       At the end of the first quarter of 2007, demand for jackup rigs in the Gulf of Mexico generally appeared to have stabilized and average day rates have remained consistent with year-end 2006 levels. However, rates for comparable jackup rigs remain at higher levels in most international markets. If the current market conditions in the Gulf of Mexico continue, we anticipate additional jackup rigs may depart for international contract opportunities which, in turn, will help bring Gulf of Mexico rig supply more into balance with demand.

RESULTS OF OPERATIONS

       The following analysis highlights our consolidated operating results for the three-month periods ended March 31, 2007 and 2006 (in millions):

	2007	2006

Revenues	$514.1	$381.6
Operating expenses
Contract drilling	162.8	127.9
Depreciation and amortization	45.1	42.0
General and administrative	16.0	10.4

Operating income	290.2	201.3
Other income (expense), net	9.6	(3.6)
Provision for income taxes	67.5	53.5

Income from continuing operations	232.3	144.2
Income from discontinued operations, net	--	5.0
Cumulative effect of accounting change, net	--	.6

Net income	$232.3	$149.8

       For the three-month period ended March 31, 2007, revenues increased by $132.5 million, or 35%, and operating income increased by $88.9 million, or 44%, as compared to the prior year first quarter. These increases are primarily due to improved average day rates of our jackup rigs in the Europe/Africa and Asia Pacific regions as compared to the prior year period. Detailed explanations of our operating results for the three-month periods ended March 31, 2007 and 2006, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of our revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month periods ended March 31, 2007 and 2006 (in millions except utilization and day rates):

	2007	2006

Revenues
Jackup rigs:
Asia Pacific	$198.8	$116.3
Europe/Africa	148.2	104.1
North and South America	144.2	147.0

Total jackup rigs	491.2	367.4
Semisubmersible rig - North America	17.7	9.1
Barge rig - Asia Pacific	5.2	5.1

Total	$514.1	$381.6

Contract Drilling Expense
Jackup rigs:
Asia Pacific	$ 60.9	$ 43.8
Europe/Africa	47.7	39.1
North and South America	44.8	36.4

Total jackup rigs	153.4	119.3
Semisubmersible rig - North America	6.1	5.8
Barge rig - Asia Pacific	3.3	2.8

Total	$162.8	$127.9

	2007	2006

Rig Utilization(1)
Jackup rigs:
Asia Pacific	99%	96%
Europe/Africa	95%	100%
North and South America	85%	81%

Total jackup rigs	93%	91%
Semisubmersible rig - North America	97%	59%
Barge rig - Asia Pacific	100%	100%

Total	93%	90%

Average day rates(2)
Jackup rigs:
Asia Pacific	$120,728	$ 80,383
Europe/Africa	182,536	134,061
North and South America	117,858	115,960

Total jackup rigs	133,238	103,379
Semisubmersible rig - North America	195,740	189,191
Barge rig - Asia Pacific	56,509	55,870

Total	$132,843	$104,913

(1)	Utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of our offshore drilling rigs by location at March 31, 2007 and 2006:

	Number of Rigs
	2007	2006
Jackup rigs:
Asia Pacific(1)(2)	19	17
Europe/Africa	9	9
North and South America(1)	16	17

Total jackup rigs	44	43
Semisubmersible rig - North America	1	1
Barge rig - Asia Pacific	1	1

Total(3)	46	45

(1)	During the third quarter of 2006, we mobilized ENSCO 84 from the Gulf of Mexico to Qatar.
(2)	Upon completion of its construction in the first quarter of 2007, we accepted delivery of ENSCO 108, an ultra-high specification jackup rig that will commence drilling operations in April 2007 offshore Indonesia.
(3)	The total number of rigs for each period excludes rigs reclassified as discontinued operations and rigs under construction.

    Asia Pacific Jackup Rigs

       First quarter 2007 revenues for the Asia Pacific jackup rigs increased by $82.5 million, or 71%, and contract drilling expense increased by $17.1 million, or 39%, as compared to the prior year first quarter. The increase in revenues is primarily due to a 50% increase in average day rates, an increase in utilization to 99% in 2007 from 96% in 2006, and the increased size of the Asia Pacific fleet. The increase in average day rates and rig utilization resulted from an increase in demand due to higher levels of spending by oil and gas companies and limited rig availability in the region. The increase in contract drilling expense is partially due to the increase in the size of the fleet as well as increased personnel costs, mobilization expense, and repair and maintenance expense as compared to the prior year first quarter.

    Europe/Africa Jackup Rigs

       First quarter 2007 revenues for the Europe/Africa jackup rigs increased by $44.1 million, or 42%, compared to the prior year first quarter. The increase in revenues is due primarily to a 36% increase in average day rates attributable to the decreased supply of available jackup rigs and to improved demand resulting from increased spending by oil and gas companies. First quarter 2007 contract drilling expense for the Europe/Africa jackup rigs increased by $8.6 million, or 22%, compared to the prior year first quarter. The increase in contract drilling expense is primarily due to increased personnel costs, reimbursable expenses, and repair and maintenance expense.

    North and South America Jackup Rigs

       First quarter 2007 revenues for the North and South America jackup rigs decreased by $2.8 million, or 2%, compared to the prior year first quarter. The slight decrease in revenues is primarily due to the reduced size of our fleet in the region, partially offset by a 2% increase in average day rates. First quarter 2007 contract drilling expense for the North and South America jackup rigs increased by $8.4 million, or 23%, compared to the prior year first quarter. The increase in contract drilling expense is primarily due to increased personnel costs, insurance costs and mobilization expense, partially offset by a decrease attributable to the reduced size of the fleet.

    North America Semisubmersible Rig

       First quarter 2007 revenues for ENSCO 7500 increased by $8.6 million, or 95%, and contract drilling expense increased by $300,000, or 5%, as compared to the prior year first quarter. The increase in revenues is primarily due to an increase in utilization to 97% in 2007 from 59% in 2006, as ENSCO 7500 was idle for approximately one month while undergoing minor enhancement and preparatory work for its current contract.

Depreciation and Amortization

       Depreciation and amortization expense for the first quarter of 2007 increased by $3.1 million, or 7%, as compared to the prior year first quarter. The increase is primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the first quarter of 2006 and depreciation on ENSCO 107, which was placed into service in March of 2006.

General and Administrative

       General and administrative expense in the first quarter of 2007 increased by $5.6 million or 54%, as compared to the first quarter of 2006. The increase is primarily attributable to a $3.9 million expense we incurred during the quarter in connection with a retirement agreement entered into with our non-executive Chairman of our Board of Directors in February of 2007 (see "Note 5 - Share-Based Employee Compensation" for additional information). The increase is also attributable to a general increase in salary and share-based employee compensation expense as compared to the prior year quarter. These increases were partially offset by a one-time discretionary $1.1 million cash contribution made during the first quarter of 2006 to the ENSCO 2005 Supplemental Executive Retirement Plan account of our new Chief Executive Officer for pension and other benefits forfeited under his previous employment.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2007 and 2006 is as follows (in millions):

	2007	2006

Interest income	$ 6.2	$ 2.3
Interest expense, net:
Interest expense	(8.6)	(8.7)
Capitalized interest	7.5	4.5

	(1.1)	(4.2)
Other, net	4.5	(1.7)

	$ 9.6	$ (3.6)

       The increase in our interest income in the first quarter of 2007, as compared to the prior year first quarter, is due to higher average interest rates and an increase in cash balances invested. The decrease in interest expense during the first quarter of 2007, as compared to the prior year first quarter, is primarily due to a decrease in outstanding debt.

       The increase in our capitalized interest during the first quarter of 2007, as compared to the prior year first quarter, is due to an increase in the amount invested in the ENSCO 108, ENSCO 8500, ENSCO 8501 and ENSCO 8502 new rig construction projects.

       Other, net, in the three-month period ended March 31, 2007 primarily consists of a $3.1 million net gain resulting from the settlement of litigation we initiated in relation to a non-operational dispute with a third party service provider and to foreign currency translation gains of $1.1 million. Other, net, in the three-month period ended March 31, 2006 primarily consists of a $1.3 million net loss recognized in connection with ENSCO 7500 repair work resulting from damage the rig sustained during Hurricane Katrina in September 2005, and foreign currency translation losses of $300,000.

Provision for Income Taxes

       The provision for income taxes for the three-month period ended March 31, 2007 increased in comparison to the prior year first quarter by $14.0 million. The increase is primarily attributable to increased profitability, partially offset by a reduction in our effective income tax rate from 27.1% in the three months ended March 31, 2006 to 22.5% in the three months ended March 31, 2007. The decrease in our effective tax rate is primarily due to an increase in the relative components of our earnings from tax jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business is very cyclical, we historically have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. Our management believes we have maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs.

       During the three-month period ended March 31, 2007, our primary sources of cash included $279.7 million generated from continuing operations and $9.8 million from the exercise of stock options. Our primary use of cash for the same period included $127.6 million for the repurchase of common stock and $106.0 million for the acquisition, construction, enhancement and other improvement of our drilling rigs.

       During the three-month period ended March 31, 2006, our primary sources of cash included $217.1 million generated from continuing operations, $10.0 million from the insurance recovery related to discontinued operations and $12.9 million from the exercise of share options. Our primary use of cash for the same period consisted of $245.4 million for the construction, enhancement and other improvement of drilling rigs and $11.7 million for the repurchase of common stock.

       Detailed explanations of our liquidity and capital resources for the three-month periods ended March 31, 2007 and 2006, are set forth below.

Cash Flow from Continuing Operations and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the three-month periods ended March 31, 2007 and 2006 are as follows (in millions):

	2007	2006

Cash flow from continuing operations	$279.7	$217.1

Capital expenditures on continuing operations
New construction	$ 66.2	$175.9
Enhancements	15.4	47.0
Minor upgrades and improvements	24.4	22.5

	$106.0	$245.4

       Cash flow from our continuing operations increased by $62.6 million, or 29%, for the three-month period ended March 31, 2007 as compared to the prior year first quarter. The increase resulted primarily from a $86.5 million increase in cash receipts from drilling services, partially offset by a $29.5 million increase in cash payments related to contract drilling expenses.

       On March 30, 2007, we accepted delivery of ENSCO 108, an ultra-high specification jackup rig, and made the final installment payment of $23.4 million in April of 2007. Including the final payment on ENSCO 108, we currently expect that capital expenditures in 2007 will include approximately $65.0 million for minor rig upgrades and improvements, $85.0 million for rig enhancement projects and approximately $310.0 million for new rig construction, which includes progress payments for the three ultra-deepwater semisubmersible rigs, ENSCO 8500, ENSCO 8501 and ENSCO 8502. Depending on market conditions and opportunities, we may also make capital expenditures to construct or acquire additional rigs.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratios at March 31, 2007 and December 31, 2006 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2007	2006

Long-term debt	$ 308.5	$ 308.5
Total capital*	3,652.9	3,524.5
Long-term debt to total capital	8.4%	8.8%

* Total capital includes long-term debt plus stockholders' equity.

        We have $150.0 million of outstanding notes that are classified in "Current maturities of long-term debt" on our March 31, 2007 and December 31, 2006, consolidated balance sheets because the notes mature in November 2007. Accordingly, this obligation is not included in our long-term debt, total capital and long-term debt to total capital ratios above.

        On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of the Company's outstanding stock. During the three-month period ended March 31, 2007, we repurchased 2.5 million shares of our common stock at a cost of $127.6 million (an average cost of $51.05 per share). Since the program's inception in March of 2006, we have purchased approximately 6.0 million shares of our common stock at a cost of $287.6 million (an average cost of $48.25 per share).

Liquidity

     Our liquidity position at March 31, 2007 and December 31, 2006 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$620.4	$565.8
Working capital	661.1	602.3
Current ratio	2.6	2.6

       We expect to fund our short-term liquidity needs, including contractual obligations, anticipated capital expenditures and stock repurchases, as well as any working capital requirements, from our cash and cash equivalents and operating cash flow.

       We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our cash and cash equivalents, operating cash flow and, if necessary, funds borrowed under our $350.0 million credit facility, which remains undrawn since inception, or borrowings under other future financing arrangements.

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

MARKET RISK

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange risk. We predominantly structure our contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We also employ various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We also utilize derivative instruments to hedge forecasted foreign currency denominated transactions. At March 31, 2007, we had contracts outstanding to exchange an aggregate $249.6 million U.S. dollars for various foreign currencies, all of which mature during the next eighteen months. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with our foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of March 31, 2007 would approximate $15.2 million.

       We utilize derivative instruments and undertake foreign currency hedging activities in accordance with our established policies for the management of market risk. We do not enter into derivative instruments for trading or other speculative purposes. We believe that our use of derivative instruments and related hedging activities do not expose us to any material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other material market rate or price risk.

CRITICAL ACCOUNTING POLICIES

       The preparation of our financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. These policies, along with our underlying assumptions and judgments made in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by our management regarding estimates in matters that are inherently uncertain. Our most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

    Property and Equipment

       At March 31, 2007, the carrying value of our property and equipment totaled $3,035.5 million, which represents 67% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate our management's estimates, assumptions and judgments relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       For additional information concerning the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. At March 31, 2007, we have a $337.2 million net deferred income tax liability, an $85.2 million liability for income taxes currently payable and a $22.1 million liability for unrecognized tax benefits.

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

       The carrying values of liabilities for income taxes currently payable and unrecognized tax benefits are based on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes, especially those involving tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and operating results.

       We operate in many international jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While we have historically not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years the portion of our overall operations conducted in international tax jurisdictions has been increasing and we currently anticipate this trend will continue.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and frequently are reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. If we elect the fair value option provided for in this standard, we would adopt SFAS 159 on January 1, 2008. We have not yet determined whether we will elect the option provided for in this standard, or the impact that the elective adoption may have on our consolidated financial position, operating results or cash flows.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this statement will have a material effect on our consolidated financial position, operating results or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 4.   Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective.

       During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       In August 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

       In compliance with the Mississippi Rules of Civil Procedure, as decided by the Mississippi Supreme Court in Harold's Auto Parts, Inc. v. Flower Mangialardi, 889 So. 2d 493 (Miss 2004), the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints, naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial pending claims, we have been named as a defendant by 62 individual plaintiffs. Of these claims, there are 60 claims or lawsuits pending in Mississippi state courts and two pending in United States District Court as a result of their removal from state court.

       We currently intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, inasmuch as discovery is in the very early stages and available information regarding the nature of these claims is limited, we cannot reasonably determine if the claimants have valid claims under the Jones Act or estimate a range of potential liability exposure, if any. At present, none of the pending Mississippi asbestos lawsuits have been set for trial. Although we do not expect the final disposition of these lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.

Item 1A.   Risk Factors

       There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       The table below provides a summary of our repurchases of common stock during the three month period ended March 31, 2007:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January 1 - January 31	616,900	$48.32	616,900	$310,200,000
February 1 - February 28	381,195	50.25	380,000	291,100,000
March 1 - March 31	1,506,658	52.38	1,503,100	212,400,000

Total	2,504,753	$51.05	2,500,000	$212,400,000

       On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of our outstanding stock. During the three-month period ended March 31, 2007, we repurchased 2.5 million shares of our common stock at a cost of $127.6 million (an average cost of $51.05 per share). Additionally, we repurchased 4,753 shares at an average cost of $52.04 per share during the three-month period ended March 31, 2007, from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-08097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-08097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
10.1	Retirement Agreement dated February 28, 2007, between the Company and Carl F. Thorne (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 2007, File No. 1-08097).

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: April 24, 2007	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President

/s/ DAVID A. ARMOUR David A. Armour Controller