Form 10-Q
period 2007-06-30
ENSCO INTERNATIONAL INC
filed 2007-07-24
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 147,416,893 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 20, 2007.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on developments or information received or discovered after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include statements regarding:

•	future operations, industry trends or conditions and the business environment,
•	future levels of, or trends in, day rates, utilization, revenues, operating expenses, capital expenditures, insurance, financing and funding,
•	the likely outcome of legal proceedings or claims,
•	future construction (including construction in progress), enhancement, upgrade or repair of rigs,
•	future mobilization, relocation or other movement of rigs, and
•	future availability or suitability of rigs.

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

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of June 30, 2007, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
July 24, 2007

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2007	2006

OPERATING REVENUES	$548.6	$475.2

OPERATING EXPENSES
Contract drilling	168.8	146.4
Depreciation and amortization	46.8	44.1
General and administrative	19.1	10.5

	234.7	201.0

OPERATING INCOME	313.9	274.2

OTHER INCOME (EXPENSE)
Interest income	6.3	2.7
Interest expense, net	(.8)	(4.9)
Other, net	2.3	(1.2)

	7.8	(3.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	321.7	270.8

PROVISION FOR INCOME TAXES
Current income tax expense	68.1	78.9
Deferred income tax benefit	(.8)	(2.1)

	67.3	76.8

INCOME FROM CONTINUING OPERATIONS	254.4	194.0

INCOME FROM DISCONTINUED OPERATIONS, NET	--	.7

NET INCOME	$254.4	$194.7

EARNINGS PER SHARE - BASIC
Continuing operations	$1.72	$1.27
Discontinued operations	--	.00

	$1.72	$1.27

EARNINGS PER SHARE - DILUTED
Continuing operations	$1.72	$1.26
Discontinued operations	--	.00

	$1.72	$1.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	147.6	152.9
Diluted	148.3	153.6

CASH DIVIDENDS PER SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2007	2006

OPERATING REVENUES	$1,062.7	$856.8

OPERATING EXPENSES
Contract drilling	331.6	274.3
Depreciation and amortization	91.9	86.1
General and administrative	35.1	20.9

	458.6	381.3

OPERATING INCOME	604.1	475.5

OTHER INCOME (EXPENSE)
Interest income	12.5	5.0
Interest expense, net	(1.9)	(9.1)
Other, net	6.8	(2.9)

	17.4	(7.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	621.5	468.5

PROVISION FOR INCOME TAXES
Current income tax expense	137.4	134.1
Deferred income tax benefit	(2.6)	(3.8)

	134.8	130.3

INCOME FROM CONTINUING OPERATIONS	486.7	338.2

DISCONTINUED OPERATIONS
Gain from discontinued operations, net	--	1.5
Gain on disposal of discontinued operations, net	--	4.2

	--	5.7

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	486.7	343.9

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR ADOPTION OF SFAS 123(R), NET	--	.6

NET INCOME	$486.7	$344.5

EARNINGS PER SHARE - BASIC
Continuing operations	$3.27	$2.21
Discontinued operations	--	.04
Cumulative effect of accounting change	--	.00

	$3.27	$2.25

EARNINGS PER SHARE - DILUTED
Continuing operations	$3.26	$2.20
Discontinued operations	--	.04
Cumulative effect of accounting change	--	.00

	$3.26	$2.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	148.8	152.9
Diluted	149.4	153.6

CASH DIVIDENDS PER SHARE	$.05	$.05

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$547.0	$565.8
Accounts receivable, net	445.3	338.8
Other	90.8	82.6

Total current assets	1,083.1	987.2

PROPERTY AND EQUIPMENT, AT COST	4,405.4	4,129.5
Less accumulated depreciation	1,257.7	1,169.1

Property and equipment, net	3,147.7	2,960.4

GOODWILL	336.2	336.2

OTHER ASSETS, NET	53.1	50.6

	$4,620.1	$4,334.4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18.8	$12.4
Accrued liabilities	223.9	205.4
Current maturities of long-term debt	167.1	167.1

Total current liabilities	409.8	384.9

LONG-TERM DEBT	299.9	308.5

DEFERRED INCOME TAXES	347.6	356.5

OTHER LIABILITIES	83.0	68.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
180.0 million and 178.7 million shares issued	18.0	17.9
Additional paid-in capital	1,675.5	1,621.3
Retained earnings	2,479.5	1,994.5
Accumulated other comprehensive loss	(3.1)	(5.5)
Treasury stock, at cost, 32.0 million shares and 26.9 million shares	(690.1)	(412.2)

Total stockholders' equity	3,479.8	3,216.0

	$4,620.1	$4,334.4

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$486.7	$344.5
Adjustments to reconcile net income to net cash
provided by operating activities of continuing operations:
Depreciation and amortization	91.9	86.1
Deferred income tax provision	(2.6)	(3.8)
Share-based compensation expense	24.3	9.0
Excess tax benefit from share-based compensation	(4.7)	(1.6)
Amortization of other assets	3.1	3.2
Net loss on asset dispositions	.3	5.4
Income from discontinued operations, net	--	(1.5)
Gain on disposal of discontinued operations, net	--	(4.2)
Cumulative effect of accounting change, net	--	(.6)
Other	.4	.6
Changes in operating assets and liabilities:
Increase in accounts receivable	(106.5)	(101.2)
Increase in other assets	(12.0)	(5.6)
Increase (decrease) in accounts payable	6.4	(2.5)
Increase in accrued liabilities	45.1	30.1

Net cash provided by operating activities of continuing operations	532.4	357.9

INVESTING ACTIVITIES
Additions to property and equipment	(290.3)	(283.3)
Net proceeds from disposal of discontinued operations	--	10.0
Proceeds from disposition of assets	3.2	1.9

Net cash used in investing activities	(287.1)	(271.4)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(8.6)	(8.6)
Cash dividends paid	(7.5)	(7.7)
Proceeds from exercise of stock options	25.3	20.7
Excess tax benefit from share-based compensation	4.7	1.6
Repurchase of common stock	(272.4)	(52.2)
Other	(5.5)	(.5)

Net cash used by financing activities	(264.0)	(46.7)

Effect of exchange rate changes on cash and cash equivalents	(.1)	(.1)

Net cash provided by operating activities of discontinued operations	--	1.6

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18.8)	41.3

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	565.8	268.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$547.0	$309.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") in accordance with U.S. generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current-year presentation. The preparation of the condensed consolidated financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month and six-month periods ended June 30, 2007 and 2006 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. It is recommended that these financial statements be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2007 and 2006, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Weighted average common shares - basic	147.6	152.9	148.8	152.9
Potentially dilutive common shares:
Non-vested share awards	.0	--	--	--
Share options	.7	.7	.6	.7

Weighted average common shares - diluted	148.3	153.6	149.4	153.6

       Options to purchase 495,000 shares and 688,000 shares of common stock in the second quarters of 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the respective periods. Options to purchase 503,000 shares and 688,000 shares of common stock in the six-month periods ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common stock for the respective periods.

Note 3 - Share-Based Employee Compensation

       During the three-month period ended June 30, 2007, we granted 503,250 share options to our employees, officers and directors as annual equity awards made pursuant to our 2005 Long-Term Incentive Plan, and for equity awards granted to new or recently promoted employees. Share options granted to officers and employees generally become exercisable in 25% increments over a four-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. Share options granted to non-employee directors are immediately exercisable and to the extent not exercised, expire on the seventh anniversary of the date of grant. The following table summarizes the value of share options granted during the three-month period ended June 30, 2007:

Weighted-average grant-date fair value of share options granted (per share)	$20.52
Weighted-average exercise price of share options granted (per share)	$60.68

       The exercise price of share options granted during the period equals the market value of the underlying stock on the date of grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month period ended June 30, 2007:

Risk-free interest rate	4.9%
Expected life (in years)	4.7
Expected volatility	29.8%
Dividend yield	.2%

       Expected volatility is based on the historical volatility of our common stock over the period of time equivalent to the expected term of the options granted. The expected term of options granted is derived from historical exercise patterns over a period of time equivalent to the term of the options granted. We have not experienced significant differences in the historical exercise patterns among officers, employees and non-employee directors for them to be considered separately for valuation purposes. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues on the date of grant with a remaining term approximating the expected term of the options granted.

       During the three-month period ended June 30, 2007, we granted 424,115 non-vested share awards to our employees, officers and directors for annual equity awards made pursuant to our 2005 Long-Term Incentive Plan, and for equity awards granted to new or recently promoted employees. Annual grants of non-vested share awards generally vest at a rate of 20% per year and grants of non-vested share awards to new or recently promoted employees generally vest at a rate of 10% or 20% per year, and have voting and dividend rights effective on the date of grant. Additionally during the second quarter of 2007, we granted 92,000 non-vested share awards in connection with a retirement agreement entered into in February of 2007 with our former CEO and non-executive Chairman of our Board of Directors, the cost of which was recognized through his May 22, 2007 retirement date. These awards will vest at a rate of one-third per year upon each of the first three anniversaries of the former CEO and Chairman's retirement date. Non-vested share awards are measured using the market value of our common stock on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month period ended June 30, 2007 was $60.41 per share.

Note 4 - Stockholders' Equity

       On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock. During the six-month period ended June 30, 2007, we repurchased approximately 5.0 million shares of our common stock at a cost of $272.4 million (an average cost of $54.53 per share). At June 30, 2007 and December 31, 2006, the outstanding shares of our common stock, net of treasury shares, were 148.0 million and 151.8 million, respectively.

Note 5 - Comprehensive Income

       The components of our comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$254.4	$194.7	$486.7	$344.5
Other comprehensive income (loss):
Net change in fair value of derivatives	1.7	2.0	3.5	1.9
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
(loss) into net income	--	.3	(1.1)	1.5

Net other comprehensive income (loss)	1.7	2.3	2.4	3.4

Comprehensive income	$256.1	$197.0	$489.1	$347.9

       Accumulated other comprehensive loss at June 30, 2007 and December 31, 2006, is comprised of net unrealized losses on derivative instruments, net of tax. The estimated amount of net unrealized gains on derivative instruments, net of tax at June 30, 2007, that will be reclassified to earnings during the next twelve months is as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$4.1
Net unrealized losses to be reclassified to interest expense	(.9)

Net unrealized gains to be reclassified to earnings	$3.2

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

       During the second quarter of 2007, the taxing authority in an international jurisdiction in which we operate issued a draft interpretation of certain tax laws that is inconsistent with a tax position we have taken and previously recognized approximately $38.0 million of aggregate tax benefits during the current and previous years. We have evaluated the draft interpretation, considering the technical arguments supporting its conclusion, the circumstances of its issuance, its consistency with existing tax code and case law, professional guidance and other available qualitative information and concluded that our uncertain tax position in this jurisdiction continues to meet the more-likely-than-not recognition threshold of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". However, it is reasonably possible that within the next twelve months the taxing authority's interpretation will be revised and re-issued, relevant legislation will be enacted or other related events will take place that cause us to re-evaluate our tax position.

Note 7 - Discontinued Operations

       On December 27, 2006, we sold the ENSCO 25 platform rig for $13.7 million and recognized a pre-tax gain of $5.0 million. The operating results of ENSCO 25 have been reclassified as discontinued operations in the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006.

       The ENSCO 29 platform rig sustained substantial damage as a consequence of Hurricane Katrina in September 2005. On January 5, 2006, beneficial ownership of ENSCO 29 effectively transferred to our insurance underwriters when the rig was declared a constructive total loss under the terms of our insurance policies. Accordingly, we received the rig's net insured value of $10.0 million and recognized a pre-tax gain of $7.5 million, which is included in "Gain on disposal of discontinued operations, net" in the condensed consolidated statement of income for the six-month period ended June 30, 2006. The operating results of ENSCO 29 have been reclassified as discontinued operations in the condensed consolidated statement of income for the six-month period ended June 30, 2006.

The following is a summary of income from discontinued operations (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Revenues	$3.6	$7.7
Operating expenses and other	2.5	5.4

Operating income before income taxes	1.1	2.3
Income tax expense	(.4)	(.8)
Gain on disposal of discontinued operations, net	--	4.2

Income from discontinued operations	$ .7	$5.7

       There is no debt or interest expense allocated to our discontinued operations.

Note 8 - Contingencies

       Following recent disclosures by other offshore oil service companies announcing internal investigations focusing on the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management have commenced an internal investigation of our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig operating offshore Nigeria. The purpose of our investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. Foreign Corrupt Practices Act ("FCPA"). Our Audit Committee has engaged Miller & Chevalier, a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters, to assist the Audit Committee and management in the internal investigation.

       As is customary for companies operating offshore Nigeria, we engaged independent customs brokers to process ENSCO 100 temporary importation permits and renewals thereof (including periodic exportation and re-entries). One of the customs brokers that our subsidiary in Nigeria used to obtain these permits and renewals also provided services to other offshore oil service companies that have commenced similar investigations.

       Following consultation with outside legal counsel, notification to the Audit Committee, and notification to KPMG LLP, our independent registered public accounting firm, we voluntarily notified the United States Securities and Exchange Commission and the United States Department of Justice that an internal investigation is underway and that we intend to cooperate fully with both agencies. The internal investigation has only recently commenced, and we are unable to predict whether either agency will initiate a separate investigation of this matter or, if an agency investigation is initiated, what potential corrective measures, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       This matter is not expected to have any material effect on or disrupt our current operations in Nigeria because ENSCO 100 is scheduled to complete its contract commitment and depart Nigeria before its temporary importation clearance expires on September 3, 2007. At this time, we cannot predict the effect of this matter upon any potential future operations in Nigeria.

       Inasmuch as our internal investigation commenced only recently, we are unable to predict the outcome of the investigation or to determine whether or the extent to which we may be exposed to any resulting potential liability or significant additional expense.

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in September 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was a constructive total loss, management believes we may be contractually required to remove the ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also retain liability insurance policies that provide coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

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

       In compliance with the Mississippi Rules of Civil Procedure, as decided by the Mississippi Supreme Court in Harold's Auto Parts, Inc. v. Flower Mangialardi, 889 So. 2d 493 (Miss. 2004), the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints, naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial pending claims, we have been named as a defendant by 62 individual plaintiffs. Of these claims, there are 60 claims or lawsuits pending in Mississippi state courts and two pending in the United States District Court as a result of their removal from state court.

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, inasmuch as discovery is in the very early stages and available information regarding the nature of these claims is limited, we cannot reasonably determine if the claimants have valid claims under the Jones Act or estimate a range of potential liability exposure, if any. At present, none of the pending Mississippi asbestos lawsuits have been set for trial. Although we do not expect the final disposition of these lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       Legislation known as the U.K. Working Time Directive was introduced in August 2003 and may be applicable to our employees and employees of other drilling contractors that work offshore in U.K. territorial waters or in the U.K. sector of the North Sea. Certain trade unions representing offshore employees have claimed that drilling contractors are not in compliance with the U.K. Working Time Directive in respect of paid time off (vacation time) for employees working offshore on a rotational basis (generally equal time working and off) and the related issues are subject to pending or potential judicial, administrative and legislative review. Based on information currently available, we do not expect the resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows.

       In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters will have a material effect on our financial position, operating results or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       During the first six months of 2007, jackup rig demand continued to meet or exceed supply in all major geographical regions except the Gulf of Mexico, where there continued to be an excess supply of available jackup rigs due to a decline in shallow-water drilling activity over recent years. Major and large independent oil and gas companies continue to divert spending outside of the shallow waters of the Gulf in search of more productive oil and gas fields.

       Demand for ultra-deepwater drilling rigs exceeds the available supply, both internationally and in the Gulf of Mexico. As oil and gas companies expand the focus of their deepwater projects with the current supply shortfall, it is expected that the global deepwater fleet will remain near full utilization for the next several years.

       Overall, the global supply of available rigs is anticipated to remain tight throughout 2007 as the fundamentals for oil and gas drilling are expected to remain favorable. There are, however, over 110 new jackup and semisubmersible rigs reported to be on order and scheduled for delivery starting in late 2007 through the end of 2010. For additional information concerning the potential risks and uncertainties these new drilling rigs may have on our industry, global supply, day rates and utilization, see "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006.

    Asia Pacific

       During 2006, demand for jackup rigs in most of the Asia Pacific region markets exceeded the supply of available rigs. As a result, jackup rig utilization levels remained high and day rates continued to increase. During the first six months of 2007, demand for drilling rigs remained strong and drilling contractors continued to experience high day rates and utilization. Jackup rig drilling contracts in the Asia Pacific region historically have been for substantially longer durations than those in other geographical regions. Since day rates for such contracts normally are fixed, or fixed subject to adjustment for variations in the contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as regions where shorter term contracts are more prevalent.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe (North Sea) where moderate duration jackup rig contracts are prevalent. During 2006, a strong backlog of firm commitments and options in northern Europe resulted in little or no availability of jackup rigs. This caused demand to exceed the supply of available rigs, resulting in a substantial increase in day rates from the prior year. During the first two quarters of 2007, jackup rig day rates and utilization levels remained strong and there appears to be very limited rig availability during the remainder of 2007.

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

       During the first five months of 2006, jackup rig day rates in the Gulf of Mexico experienced a fairly rapid increase due to the decreased supply of available rigs in the region resulting from the departure of rigs contracted to work in international waters. However, the impact of the decreased supply of available jackup rigs was more than offset by a decrease in demand that began late in the second quarter of 2006, as oil and gas companies were reluctant to start new projects in view of the upcoming hurricane season. Additionally, a decrease in the price of natural gas, increased insurance costs, and the limited availability of hurricane risk insurance coverage resulting in uninsured exposure, also made this region less attractive to oil and gas companies. As a result, jackup rig day rates began to moderate late in the second quarter of 2006 and remained under pressure during the rest of the year.

       By the end of the second quarter of 2007, demand for jackup rigs in the Gulf of Mexico appeared to have stabilized, although average day rates softened during the second quarter as a result of competition for work among drilling contractors particularly related to smaller premium jackup rigs. Rates for jackup rigs remain at higher levels in most international markets due to the current shortage of available rigs. We anticipate additional jackup rigs may depart the U.S. Gulf of Mexico for longer term international contract opportunities which, in turn, will help bring Gulf of Mexico rig supply more into balance with demand.

RESULTS OF OPERATIONS

       The following analysis highlights our consolidated operating results (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$548.6	$475.2	$1,062.7	$856.8
Operating expenses
Contract drilling	168.8	146.4	331.6	274.3
Depreciation and amortization	46.8	44.1	91.9	86.1
General and administrative	19.1	10.5	35.1	20.9

Operating income	313.9	274.2	604.1	475.5
Other income (expense), net	7.8	(3.4)	17.4	(7.0)
Provision for income taxes	67.3	76.8	134.8	130.3

Income from continuing operations	254.4	194.0	486.7	338.2
Income from discontinued operations, net	--	.7	--	5.7
Cumulative effect of accounting change, net	--	--	--	.6

Net income	$254.4	$194.7	$ 486.7	$344.5

       For the three-month period ended June 30, 2007, revenues increased by $73.4 million, or 15%, and operating income increased by $39.7 million, or 14%, from the prior year quarter. The increases were primarily due to improved average day rates of our jackup rigs in the Europe/Africa and Asia Pacific regions, partially offset by a reduction of average day rates and utilization of our Gulf of Mexico jackup rigs.

       For the six-month period ended June 30, 2007, revenues increased by $205.9 million, or 24%, and operating income increased by $128.6 million, or 27%, from the prior year period. The increases were primarily due to improved average day rates of our jackup rigs in the Europe/Africa and Asia Pacific regions, partially offset by a reduction of average day rates and utilization of our Gulf of Mexico jackup rigs. Detailed explanations of our operating results for the three-month and six-month periods ended June 30, 2007 and 2006, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following is an analysis of our revenues, contract drilling expense, rig utilization and average day rates from continuing operations (in millions, except utilization and day rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Jackup rigs:
Asia Pacific	$223.6	$139.5	$ 422.4	$255.8
Europe/Africa	173.3	121.9	321.5	226.0
North and South America	129.2	191.7	273.4	338.7

Total jackup rigs	526.1	453.1	1,017.3	820.5
Semisubmersible rig - North America	18.0	17.0	35.7	26.1
Barge rig - Asia Pacific	4.5	5.1	9.7	10.2

Total	$548.6	$475.2	$1,062.7	$856.8

Contract Drilling Expense
Jackup rigs:
Asia Pacific	$ 63.5	$ 55.9	$ 124.4	$ 99.7
Europe/Africa	52.3	35.3	100.0	74.4
North and South America	43.9	45.5	88.7	81.9

Total jackup rigs	159.7	136.7	313.1	256.0
Semisubmersible rig - North America	6.6	6.9	12.7	12.7
Barge rig - Asia Pacific	2.5	2.8	5.8	5.6

Total	$168.8	$146.4	$ 331.6	$274.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rig Utilization(1)
Jackup rigs:
Asia Pacific	99%	98%	99%	97%
Europe/Africa	100%	100%	98%	100%
North and South America	82%	95%	84%	88%

Total jackup rigs	93%	97%	93%	94%
Semisubmersible rig - North America	97%	98%	97%	79%
Barge rig - Asia Pacific	80%	96%	90%	98%

Total	93%	97%	93%	94%

Average Day Rates:(2)
Jackup rigs:
Asia Pacific	$134,929	$ 88,351	$127,839	$ 84,518
Europe/Africa	195,211	144,510	189,208	139,548
North and South America	113,696	129,664	115,846	123,322

Total jackup rigs	142,895	114,289	138,077	109,085
Semisubmersible rig - North America	200,188	187,296	197,977	187,873
Barge rig - Asia Pacific	65,788	57,109	59,948	56,479

Total	$143,153	$116,690	$137,984	$111,146

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following is a summary of our offshore drilling rigs by location:

	Number of Rigs
	June 30,	June 30,
	2007	2006

Jackup rigs:
Asia Pacific(1)(2)	19	17
Europe/Africa(3)	10	9
North and South America(1)(3)	15	17
Under construction(2)	--	1

Total jackup rigs	44	44
Semisubmersible rigs:
North America	1	1
Under construction	4	2

Total semisubmersible rigs	5	3
Barge rig - Asia Pacific	1	1

Total(4)	50	48

(1)	During the third quarter of 2006, we mobilized ENSCO 84 from the Gulf of Mexico to Qatar.
(2)	Upon completion of its construction in the first quarter of 2007, we accepted delivery of ENSCO 108, an ultra-high specification jackup rig that commenced drilling operations offshore Indonesia.
(3)	During the second quarter of 2007, we mobilized ENSCO 105 from the Gulf of Mexico to Tunisia.
(4)	The total number of rigs excludes rigs reclassified as discontinued operations.

    Asia Pacific Jackup Rigs

       Second quarter 2007 revenues for the Asia Pacific jackup rigs increased by $84.1 million, or 60%, as compared to the prior year quarter. The increase in revenues was primarily due to a 53% increase in average day rates and the increased size of the Asia Pacific fleet. The increase in average day rates resulted from stronger demand due to higher levels of spending by oil and gas companies coupled with limited rig availability in the region. Contract drilling expense increased by $7.6 million, or 14%, as compared to the prior year quarter due to the increased size of the fleet as well as higher personnel costs and repair and maintenance expense. The increase in contract drilling expense was partially offset by a $3.0 million estimated loss recognized in the prior year quarter related to damage sustained by ENSCO 107 while pre-loading on a drilling location offshore Vietnam.

       For the six months ended June 30, 2007, revenues for the Asia Pacific jackup rigs increased by $166.6 million, or 65%, as compared to the prior year period. The increase in revenues was primarily due to a 51% increase in average day rates and the increased size of the Asia Pacific fleet. The increase in average day rates resulted from stronger demand and limited rig availability as noted above. Contract drilling expense increased by $24.7 million, or 25%, as compared to the prior year period due partially to the increase in the size of the fleet as well as increased personnel costs, mobilization expense, and repair and maintenance expense. The increased costs were partially offset by the aforementioned $3.0 million loss provision related to ENSCO 107 in 2006.

    Europe/Africa Jackup Rigs

       Second quarter 2007 revenues for the Europe/Africa jackup rigs increased by $51.4 million, or 42%, as compared to the prior year quarter. The increase in revenues was primarily due to a 35% increase in average day rates and, to a lesser extent, the addition of ENSCO 105 to the Europe/Africa jackup fleet in April of 2007, which provided $9.9 million of revenue in the current quarter. The improvement in average day rates was attributable to improved demand resulting from increased spending by oil and gas companies. Contract drilling expense increased by $17.0 million, or 48%, from the prior year quarter due primarily to the addition of ENSCO 105, which added $5.7 million of expense in the current quarter, and to increased personnel costs, reimbursable expenses, and repair and maintenance expense, all of which were partially offset by a reduction in mobilization expense.

       For the six months ended June 30, 2007, revenues for the Europe/Africa jackup rigs increased by $95.5 million, or 42%, from the prior year period. The increase in revenues was primarily attributable to a 36% increase in the average day rates, and to a lesser extent, the addition of ENSCO 105 to the Europe/Africa jackup fleet in April 2007. The improvement in average day rates was attributable to improved demand resulting from increased spending by oil and gas companies. Contract drilling expense increased by $25.6 million, or 34%, from the prior year period due to the addition of ENSCO 105 and to increased personnel costs, reimbursable expenses, and repair and maintenance expense, all of which were partially offset by a reduction in mobilization expense.

    North and South America Jackup Rigs

       Second quarter 2007 revenues for the North and South America jackup rigs decreased by $62.5 million, or 33%, compared to the prior year quarter. The decrease in revenues was partially due to the reduced size of the North and South America jackup fleet as two rigs were relocated from the Gulf of Mexico during the first quarter of 2007 and the third quarter of 2006. The two jackup rigs provided $23.5 million of revenue during the second quarter of 2006. The decrease in revenues also was due to a decrease in utilization to 82% in 2007 from 95% in 2006 and a 12% decrease in average day rates. The decrease in utilization and average day rates was primarily attributable to a decrease in demand by oil and gas companies as they have reduced shallow water spending in this region. The decrease in utilization also resulted from an increase in the amount of time rigs spent in shipyards during the current year quarter as compared to the prior year quarter. Second quarter 2007 contract drilling expense decreased by $1.6 million, or 4%, compared to the prior year quarter. The decrease in contract drilling expense resulted from the reduction in fleet size and was partially offset by increased expenses relating to personnel, insurance, and repair and maintenance.

       For the six months ended June 30, 2007, revenues for the North and South America jackup rigs decreased by $65.3 million, or 19%, compared to the prior year period. The decrease in revenues was primarily due to the reduced size of the fleet as noted above, which caused a reduction of $38.7 million of revenue, in addition to a decrease in utilization to 84% in 2007 from 88% in 2006 and a 6% decrease in average day rates. For the six months ended June 30, 2007, contract drilling expense increased by $6.8 million, or 8%, compared to the prior year period. The increase in contract drilling expense was primarily attributable to increased personnel, insurance, and repair and maintenance expenses, partially offset by a decrease attributable to the reduced size of the fleet.

    North America Semisubmersible Rig

       Second quarter 2007 revenues for ENSCO 7500 increased by $1.0 million, or 6%, and contract drilling expense decreased by $300,000 or 4%, as compared to the prior year second quarter. The increase in revenues was primarily due to a 7% increase in the average day rate. The decrease in contract drilling expense is primarily due to a reduction of repair and maintenance expense partially offset by increased personnel costs.

       For the six months ended June 30, 2007, revenues for ENSCO 7500 increased $9.6 million, or 37%, primarily due to a 5% increase in the average day rate and an increase in utilization to 97% in 2007 from 79% in 2006 as ENSCO 7500 was idle for approximately one month in the prior year while undergoing minor enhancement and preparatory work for its current contract. There was no change in contract drilling expense as increased personnel and insurance costs were offset by a reduction of repair and maintenance expense.

Depreciation and Amortization

       Depreciation and amortization expense for the three-month period ended June 30, 2007 increased by $2.7 million, or 6%, as compared to the prior year quarter. The increase was primarily attributable to depreciation associated with ENSCO 108, which was placed into service in April 2007, and capital enhancement and upgrade projects completed subsequent to the second quarter of 2006.

       Depreciation and amortization expense for the six-month period ended June 30, 2007 increased by $5.8 million, or 7%, as compared to the corresponding prior year period. The increase was primarily attributable to depreciation associated with ENSCO 108 and ENSCO 107, which were placed into service in April 2007 and March 2006, respectively, and capital enhancement and upgrade projects completed subsequent to the second quarter of 2006.

General and Administrative

       General and administrative expense for the three-month period ended June 30, 2007 increased by $8.6 million, or 82%, as compared to the prior year quarter. The increase was primarily attributable to a $6.8 million expense we incurred during the quarter in connection with a retirement agreement entered into in February of 2007 with our former CEO and non-executive Chairman of our Board of Directors. The increase is also attributable to a general increase in salary and share-based employee compensation expense as compared to the prior year quarter.

       General and administrative expense for the six-month period ended June 30, 2007 increased by $14.2 million, or 68%, as compared to the prior year period. The increase was primarily attributable to a $10.7 million expense we incurred during the period in connection with the retirement agreement noted above and to a general increase in salary and share-based employee compensation expense as compared to the prior year period. These increases were partially offset by a one-time discretionary $1.1 million cash contribution made during the first quarter of 2006 to the ENSCO 2005 Supplemental Executive Retirement Plan account of our new Chief Executive Officer for pension and other benefits forfeited under his previous employment.

Other Income (Expense)

       The following is an analysis of other income (expense) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$ 6.3	$ 2.7	$ 12.5	$ 5.0
Interest expense, net:
Interest expense	(8.2)	(9.5)	(16.8)	(18.2)
Capitalized interest	7.4	4.6	14.9	9.1

	(.8)	(4.9)	(1.9)	(9.1)
Other, net	2.3	(1.2)	6.8	(2.9)

	$ 7.8	$(3.4)	$ 17.4	$ (7.0)

       Interest income for the three-month and six-month periods ended June 30, 2007 increased as compared to the corresponding prior year periods due to higher average interest rates and an increase in cash balances invested. Interest expense decreased during the same periods due primarily to a decrease in outstanding debt. Capitalized interest for the three-month and six-month periods ended June 30, 2007 increased as compared to the corresponding prior year periods due to an increase in the amount invested in new rig construction projects.

       Other, net, in the three-month and six-month periods ended June 30, 2007 includes net foreign currency translation gains of $1.6 million and a $2.7 million, respectively. Other, net, in the six-month period ended June 30, 2007 also includes a $3.1 million net gain resulting from the settlement of litigation we initiated in relation to a non-operational dispute with a third party service provider. Other, net, in the three-month and six-month periods ended June 30, 2006 includes net foreign currency translation losses of $1.0 million and $1.4 million, respectively.

Provision for Income Taxes

       The income tax provision for the three-month period ended June 30, 2007 decreased by $9.5 million as compared to the prior year quarter. The decrease was attributable to a reduction in the effective tax rate due primarily to an increase in the relative portion of our earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates. Additionally, the current quarter and prior year quarter effective tax rates were impacted by a $2.3 million net benefit and $4.6 million net expense, respectively, attributable to the resolution of certain tax issues relating to prior periods.

       The provision for income taxes for the six-month period ended June 30, 2007 increased by $4.5 million as compared to the prior year period. The increase was attributable to increased profitability, partially offset by a reduction in the effective tax rate due to an increase in our earnings generated by foreign subsidiaries as noted above.

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

       During the six-month period ended June 30, 2007, our primary sources of cash included $532.4 million generated from continuing operations and $25.3 million from the exercise of share options. Our primary use of cash for the same period included $290.3 million for the construction, enhancement and other improvement of drilling rigs and $272.4 million for the repurchase of common stock.

       During the six-month period ended June 30, 2006, our primary sources of cash included $357.9 million generated from continuing operations, $10.0 million from the disposal of discontinued operations and $20.7 million from the exercise of share options. Our primary use of cash for the same period consisted of $283.3 million for the construction, enhancement and other improvement of drilling rigs and $52.2 million for the repurchase of common stock.

       Detailed explanations of our liquidity and capital resources for the six-month periods ended June 30, 2007 and 2006, are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations are as follows (in millions):

	Six Months Ended
	June 30,
	2007	2006

Cash flow from continuing operations	$532.4	$357.9

Capital expenditures on continuing operations
New construction	$216.3	$181.3
Enhancements	31.9	67.2
Minor upgrades and improvements	42.1	34.8

	$290.3	$283.3

       Cash flow from our continuing operations increased by $174.5 million, or 49%, for the six-month period ended June 30, 2007 as compared to the prior year period. The increase resulted primarily from a $196.7 million increase in cash receipts from drilling services and an $18.2 million decrease in cash payments related to income taxes offset by a $55.9 million increase in cash payments related to contract drilling expenses.

       On June 7, 2007, we entered into an agreement with Keppel FELS Limited ("KFELS") in Singapore to construct ENSCO 8503 for a total project construction cost of approximately $427.0 million, with delivery expected in the third quarter of 2010. ENSCO 8503 is our fourth ultra-deepwater semisubmersible rig in the ENSCO 8500 SeriesTM. The first three ENSCO 8500 SeriesTM rigs (ENSCO 8500, ENSCO 8501 and ENSCO 8502) are under construction by KFELS with expected deliveries in the second quarter of 2008, first quarter of 2009 and fourth quarter of 2009 respectively. The ENSCO 8500 and ENSCO 8501 are subject to long term drilling contracts of four years and three and one-half years, respectively.

        On March 30, 2007, we accepted delivery of ENSCO 108, an ultra-high specification jackup rig, and made the final construction installment payment of $23.4 million in April of 2007.

        We currently expect that capital expenditures in 2007 will include approximately $80.0 million for minor rig upgrades and improvements, $80.0 million for rig enhancement projects and approximately $390.0 million for new rig construction, which includes progress payments on the four ultra-deepwater semisubmersible rigs under construction and the final payment on ENSCO 108. Depending on market conditions and opportunities, we may also make capital expenditures to construct or acquire additional rigs.

Contractual Obligations

        On June 7, 2007, we entered into an agreement to construct ENSCO 8503 for a total contractual commitment of approximately $403.4 million. Of this amount, we project that $86.0 million is due in 2007, an aggregate $198.9 million is due in the years 2008 and 2009, and $118.5 million is due in the year 2010. We expect to fund this commitment from our existing cash and cash equivalents and future operating cash flow.

        The contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2006, did not include unrecognized tax benefits. We adopted the recognition and disclosure provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," on January 1, 2007 and had $19.3 million of unrecognized tax benefits upon adoption. Substantially all of our unrecognized tax benefits relate to uncertain tax positions that are not currently under review by taxing authorities and we are therefore unable to specify the future periods in which we may be obligated to settle such amounts.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratios are summarized below (in millions, except percentages):

	June 30,	December 31,
	2007	2006

Long-term debt	$ 299.9	$ 308.5
Total capital*	3,779.7	3,524.5
Long-term debt to total capital	7.9%	8.8%
*Total capital includes long-term debt plus stockholders' equity.

        We have $150.0 million of outstanding notes that are classified in "Current maturities of long-term debt" on our June 30, 2007 and December 31, 2006, consolidated balance sheets because the notes mature in November 2007. Accordingly, these obligations are not included in our long-term debt, total capital and long-term debt to total capital ratios above.

        On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock. During the six-month period ended June 30, 2007, we repurchased approximately 5.0 million shares of our common stock at a cost of $272.4 million (an average cost of $54.53 per share). Since the program's inception in March of 2006, we have repurchased approximately 8.5 million shares of our common stock at a cost of $432.4 million (an average cost of $51.13 per share).

Liquidity

        The Company’s liquidity position is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$547.0	$565.8
Working capital	673.3	602.3
Current ratio	2.6	2.6

        We expect to fund our short-term liquidity needs, including contractual obligations, anticipated capital expenditures and stock repurchases, as well as any working capital requirements, from our cash and cash equivalents and operating cash flow.

       We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our cash and cash equivalents, operating cash flow and, if necessary, from funds borrowed under our $350.0 million credit facility (which remains undrawn since inception), or borrowings under other future financing arrangements.

       We historically have funded the majority of our liquidity from operating cash flow. We anticipate a substantial amount of our cash flow in the near to intermediate-term will continue to be invested in the expansion of our deepwater drilling fleet. While future operating cash flow cannot be accurately predicted, based on our contractual backlog and current industry conditions, our management believes our long-term liquidity will continue to be funded primarily by operating cash flow.

MARKET RISK

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange risk. We predominantly structure our contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We also employ various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We also utilize derivative instruments to hedge forecasted foreign currency denominated transactions. At June 30, 2007, we had contracts outstanding to exchange an aggregate $264.8 million U.S. dollars for various foreign currencies, all of which mature during the next eighteen months. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with our foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of June 30, 2007 would approximate $17.5 million.

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

CRITICAL ACCOUNTING POLICIES

       The preparation of our financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC. These policies, along with our underlying assumptions and judgments made in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by our management regarding estimates in matters that are inherently uncertain. Our most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill, and income taxes.

    Property and Equipment

       At June 30, 2007, the carrying value of our property and equipment totaled $3,147.7 million, which represents 68% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate our management's estimates, assumptions and judgments relative to the capitalized costs, useful lives and salvage values of our rigs.

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

    Impairment of Long-Lived Assets and Goodwill

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry is highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. Our jackup rigs and semisubmersible rigs are suited for, and accessible to, broad and numerous markets throughout the world. However, there are fewer economically feasible markets available to our barge rig.

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

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. At June 30, 2007, we had a $336.8 million net deferred income tax liability, a $64.8 million liability for income taxes currently payable and a $20.5 million liability for unrecognized tax benefits.

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

       We operate in many international jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While we historically have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years the portion of our overall operations conducted in international tax jurisdictions has been increasing and we currently anticipate this trend will continue.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates which generally are subject to complex tax regulations and frequently are reviewed by taxing authorities.
•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

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

       During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       In compliance with the Mississippi Rules of Civil Procedure, as decided by the Mississippi Supreme Court in Harold's Auto Parts, Inc. v. Flower Mangialardi, 889 So. 2d 493 (Miss. 2004), the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints, naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial pending claims, we have been named as a defendant by 62 individual plaintiffs. Of these claims, there are 60 claims or lawsuits pending in Mississippi state courts and two pending in the United States District Court as a result of their removal from state court.

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, inasmuch as discovery is in the very early stages and available information regarding the nature of these claims is limited, we cannot reasonably determine if the claimants have valid claims under the Jones Act or estimate a range of potential liability exposure, if any. At present, none of the pending Mississippi asbestos lawsuits have been set for trial. Although we do not expect the final disposition of these lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

Item 1A.   Risk Factors

       There are numerous factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       Following is a summary of our repurchases of common stock during the three month period ended June 30, 2007:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April 1 - April 30	830,000	$54.97	830,000	$166,743,000
May 1 - May 31	945,843	58.23	880,000	$115,602,000
June 1 - June 30	808,372	61.10	785,800	$ 67,577,000

Total	2,584,215	$58.08	2,495,800

       On March 14, 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to $500.0 million of our outstanding common stock. During the three-month period ended June 30, 2007, we repurchased 2,495,800 shares of our common stock at a cost of $144.8 million (an average cost of $58.02 per share). Additionally, we repurchased 88,415 shares at an average cost of $59.92 per share during the three-month period ended June 30, 2007, from employees in connection with the settlement of tax withholding obligations arising from the vesting of share awards.

Item 4.   Submission of Matters to a Vote of Security Holders

       We held our Annual Meeting of Stockholders on May 22, 2007 (the "2007 Annual Meeting"). There were 149,872,259 shares of our common stock entitled to vote at the 2007 Annual Meeting based on the March 26, 2007 record date, of which 129,692,578 shares, or approximately 87%, were present and voting in person or by proxy at the 2007 Annual Meeting. The following matters, detailed descriptions of which were contained in our proxy statement dated March 27, 2007, were voted on at the 2007 Annual Meeting:

(i)	Election of Class III Directors, each for a three-year term:

	Votes For	Votes Against	Votes Abstain

David M. Carmichael	128,263,359	513,662	915,556

Thomas L. Kelly II	127,446,995	1,348,936	896,647

Rita M. Rodriguez	128,259,837	527,371	905,369

The terms of the following directors continued after the meeting: Gerald W. Haddock, Morton H. Meyerson, Daniel W. Rabun, Paul E. Rowsey, III and Joel V. Staff.
(ii)	Ratification of the Audit Committee's appointment of KPMG LLP as the Company's independent accountants for 2007:

Votes For	Votes Against	Votes Abstain

128,089,388	784,805	818,385

There are no broker non-votes for this item.

Item 6. Exhibits Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-08097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-08097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

10.1	Tax Payment Compensatory Agreement dated May 30, 2007 between the ENSCO International Incorporated and Paul Mars (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 1, 2007, File No. 1-08097).

*15.1	Letter regarding unaudited interim financial information.

*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 24, 2007	/s/ J. W. SWENT J. W. Swent Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
34