Form 10-Q
period 2008-03-31
ENSCO INTERNATIONAL INC
filed 2008-04-24
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
Registrant's telephone number, including area code: (214) 397-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☒

There were 144,345,866 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 23, 2008.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future construction, enhancement, upgrade or repair of rigs and timing thereof, future mobilization, relocation or other movement of rigs and timing thereof, and future availability or suitability of rigs; and statements regarding the likely outcome of legal proceedings, investigations or claims and the timing thereof.

      The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and gas drilling,
•	operational risks, including hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general, and in foreign jurisdictions in particular,
•	renegotiation, nullification, or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	changes in the dates our rigs undergoing shipyard construction work, repairs or enhancement will enter a shipyard, be delivered, return to or enter service,
•	changes in the dates new contracts actually commence,
•	risks inherent to domestic and foreign shipyard rig construction, rig repair or rig enhancement, including unexpected rig enhancement project delays in equipment delivery and engineering or design issues following shipyard delivery,
•	unavailability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses including hurricane related equipment damage, loss or wreckage or debris removal in the U.S. Gulf of Mexico, that may arise in the future which are not covered by insurance or indemnity in whole or in part,
•	the impact of current and future laws and government regulation affecting the oil and gas industry in general or our operations in particular, including taxation as well as repeal or modification of same,
•	political and economic uncertainty,
•	limited availability of economic insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or removal of wreckage or debris,
•	self-imposed or regulatory limitations on jackup rig drilling locations in the Gulf of Mexico during hurricane season,
•	our ability to attract and retain skilled or other personnel,
•	excess rig availability or supply resulting from delivery of new drilling units,
•	heavy concentration of our rig fleet in premium jackups,
•	expropriation, nationalization, deprivation, terrorism or military action impacting our operations, assets or financial performance, and
•	the outcome of litigation, legal procedures, investigations or claims.

       In addition to the numerous factors described above, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of March 31, 2008, the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of December 31, 2007, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 24, 2008

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING REVENUES	$580.3	$514.1

OPERATING EXPENSES
Contract drilling	190.7	162.8
Depreciation	47.5	45.1
General and administrative	12.7	16.0

	250.9	223.9

OPERATING INCOME	329.4	290.2

OTHER INCOME (EXPENSE)
Interest income	5.0	6.2
Interest expense, net	--	(1.1)
Other, net	(.5)	4.5

	4.5	9.6

INCOME BEFORE INCOME TAXES	333.9	299.8

PROVISION FOR INCOME TAXES
Current income tax expense	56.6	69.3
Deferred income tax expense (benefit)	5.3	(1.8)

	61.9	67.5

NET INCOME	$272.0	$232.3

EARNINGS PER SHARE
Basic	$1.90	$1.55
Diluted	1.90	1.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142.8	149.9
Diluted	143.5	150.7

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 664.9	$ 629.5
Accounts receivable, net	421.3	383.2
Other	118.2	116.6

Total current assets	1,204.4	1,129.3

PROPERTY AND EQUIPMENT, AT COST	4,829.1	4,704.7
Less accumulated depreciation	1,391.6	1,345.8

Property and equipment, net	3,437.5	3,358.9

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	74.9	--

OTHER ASSETS, NET	142.0	144.4

	$5,195.0	$4,968.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 30.3	$ 18.8
Accrued liabilities and other	392.7	465.6
Current maturities of long-term debt	20.3	19.1

Total current liabilities	443.3	503.5

LONG-TERM DEBT	291.4	291.4

DEFERRED INCOME TAXES	356.9	352.0

OTHER LIABILITIES	72.5	69.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
180.4 million and 180.3 million shares issued	18.0	18.0
Additional paid-in capital	1,709.7	1,700.5
Retained earnings	3,245.9	2,977.5
Accumulated other comprehensive loss	(2.8)	(4.2)
Treasury stock, at cost, 36.4 million shares	(939.9)	(939.8)

Total stockholders' equity	4,030.9	3,752.0

	$5,195.0	$4,968.8

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$272.0	$232.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation expense	47.5	45.1
Amortization of other assets	8.3	1.9
Deferred income tax expense (benefit)	5.3	(1.8)
Share-based compensation expense	5.5	10.3
Unrealized loss on trading securities	3.1	--
Excess tax benefit from share-based compensation	(.6)	(1.1)
Other	1.6	.4
Changes in operating assets and liabilities:
Increase in accounts receivable	(38.2)	(46.9)
Increase in investments designated as trading securities	(83.0)	--
Increase in other assets	(2.5)	(.1)
Increase in accounts payable	11.5	6.4
(Decrease) increase in accrued and other liabilities	(79.3)	33.2

Net cash provided by operating activities	151.2	279.7

INVESTING ACTIVITIES
Additions to property and equipment	(116.2)	(106.0)
Proceeds from disposition of assets	1.0	1.6

Net cash used in investing activities	(115.2)	(104.4)

FINANCING ACTIVITIES
Repurchase of common stock	(.1)	(127.8)
Cash dividends paid	(3.6)	(3.8)
Proceeds from exercise of share options	3.1	9.8
Excess tax benefit from share-based compensation	.6	1.1
Other	1.2	--

Net cash provided by (used in) financing activities	1.2	(120.7)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	--

INCREASE IN CASH AND CASH EQUIVALENTS	35.4	54.6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	629.5	565.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$664.9	$620.4

The accompanying notes are an integral part of these financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2007 condensed consolidated balance sheet data were derived from the 2007 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current-year presentation. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month periods ended March 31, 2008 and 2007 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Note 2 - Earnings Per Share

       For the three-month periods ended March 31, 2008 and 2007, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following table is a reconciliation of the weighted average common shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2008 and 2007 (in millions):

	2008	2007

Weighted average common shares-basic	142.8	149.9
Potentially dilutive common shares:
Non-vested share awards	.3	.3
Share options	.4	.5

Weighted average common shares-diluted	143.5	150.7

       Options to purchase 908,450 and 6,750 shares of common stock during the three-month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our common stock for the respective periods.

Note 3 - Long-Term Investments

       As of March 31, 2008, we held $83.0 million (par value) of long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). All of our auction rate securities were originally acquired in January 2008 and have final maturity dates ranging from 2024 to 2047. We did not own any auction rate securities as of December 31, 2007.

       Recent auctions for our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which generally results in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

       Our investment in auction rate securities as of March 31, 2008 was diversified across 18 separate issues and each issue maintains scheduled interest rate auctions in either 28-day or 35-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $74.4 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP"). The remaining $8.6 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. In April 2008, $5.0 million of our auction rate securities were redeemed in full, but we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, all of our auction rate securities not redeemed in April 2008 were classified as long-term investments on our condensed consolidated balance sheet as of March 31, 2008. The $5.0 million of auction rate securities that were redeemed in April 2008 were classified as other current assets on our condensed consolidated balance sheet as of March 31, 2008.

       Upon acquisition in January 2008, we designated our auction rate securities as trading securities in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities (as amended)" ("SFAS 115"), as it was our intent to sell them in the near term. Due to illiquidity in the auction rate securities market, as discussed above, we intend to hold our auction rate securities until they can be sold in a market that facilitates orderly transactions. Although we will hold our auction rate securities longer than originally anticipated, we continue to classify them as trading securities. Our auction rate securities were measured at fair value as of March 31, 2008, and an unrealized loss of $3.1 million for the three-month period ended March 31, 2008 was included in other, net in our condensed consolidated statement of income. The carrying value of our auction rate securities classified as long-term investments on our condensed consolidated balance sheet as of March 31, 2008 was $74.9 million. Cash flows from purchases and sales of our auction rate securities were classified as operating activities in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2008. See "Note 5 - Fair Value Measurements" for additional information concerning fair value measurement of our auction rate securities.

Note 4 - Comprehensive Income

The components of our comprehensive income for the three-month periods ended March 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Net income	$272.0	$232.3
Other comprehensive income:
Net change in fair value of derivatives	3.2	1.8
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
into net income	(1.8)	(1.1)

Net other comprehensive income	1.4	.7

Comprehensive income	$273.4	$233.0

       Accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007 was comprised of net unrealized losses on derivative instruments, net of tax. The estimated amount of unrealized gains and losses on derivative instruments, net of tax, as of March 31, 2008 that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$3.8
Net unrealized losses to be reclassified to interest expense	(.7)

Net unrealized gains to be reclassified to earnings	$3.1

Note 5 - Fair Value Measurements

       On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The following fair value hierarchy table categorizes information regarding our assets and liabilities measured at fair value on a recurring basis (in millions):

Assets Measured at Fair Value on a Recurring Basis
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2008
Trading securities	$ --	$ --	$79.9	$79.9
Derivative instruments, net	--	5.1	--	5.1

Total financial assets	$ --	$ 5.1	$79.9	$85.0

As of December 31, 2007
Derivative instruments, net	$ --	$ 4.6	$ --	$ 4.6

Total financial assets	$ --	$ 4.6	$ --	$ 4.6

       All of our assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2008 were auction rate securities. See "Note 3 - Long-Term Investments" for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three-month period ended March 31, 2008 (in millions):

Balance as of December 31, 2007	$--
Purchases and sales, net	83.0
Unrealized losses(1)	(3.1)
Realized losses	--
Transfers in and/or out of Level 3	--

Balance as of March 31, 2008	$79.9

(1)	Unrealized losses are included in other, net in the condensed consolidated statement of income.

       Before utilizing Level 3 inputs in our fair value measurement, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of March 31, 2008. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 97% of par. We made inquiries relative to the measurements utilized to derive the estimated market values quoted on our brokerage statements, but each broker/dealer declined to provide information relating to their valuation methodologies. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and thus we did not utilize them in measuring the fair value of our securities as of March 31, 2008.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities and we engaged an independent third party valuation firm to assist in the measurement process. We used an income approach valuation model to estimate the price that would be received to sell our securities in an orderly transaction between market participants ("exit price") as of March 31, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment indefinitely.

Note 6 - Income Taxes

       We conduct operations, earn income and are subject to tax in the U.S. and numerous international countries. In many of the international jurisdictions where we operate, tax laws relating to the offshore drilling industry are not well developed and change frequently. Furthermore, in most of the tax jurisdictions where we operate, we enter into transactions with affiliates or employ other tax planning strategies that are generally subject to complex tax regulations. Due to the foregoing, the tax liabilities and benefits we recognize in our financial statements may differ from the tax positions taken, or expected to be taken, in our tax returns.

       In accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), tax positions are evaluated for recognition using a more-likely-than-not threshold. Tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had $16.4 million and $13.5 million of unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively, classified as other liabilities on our condensed consolidated balance sheets. As of March 31, 2008, $11.0 million of the $16.4 million of unrecognized tax benefits would impact our effective tax rate if recognized.

       Accrued interest and penalties totaled $12.2 million and $19.2 million as of March 31, 2008 and December 31, 2007, respectively, and were included in other liabilities on our condensed consolidated balance sheets. We recognized a net benefit of $7.7 million included in current income tax expense in our condensed consolidated statement of income for the three-month period ended March 31, 2008 associated with interest and penalties.

       During the three-month period ended March 31, 2008, statutes of limitations applicable to certain of our tax positions lapsed, resulting in a $2.9 million decrease in unrecognized tax benefits and an $11.5 million net income tax benefit, inclusive of interest and penalties. During March 2008, in connection with an examination of a prior period tax return, we recognized a $5.4 million liability for unrecognized tax benefits associated with certain tax positions taken in prior years, which resulted in an $8.9 million net income tax expense, inclusive of interest and penalties, during the three-month period ended March 31, 2008.

Note 7 - Contingencies

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. Foreign Corrupt Practices Act ("FCPA"). Our Audit Committee has engaged Miller & Chevalier, a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters, to assist the Audit Committee and management in the internal investigation.

       As is customary for companies operating offshore Nigeria, we engaged independent customs brokers to process ENSCO 100 temporary importation permits, extensions and renewals. One or more of the customs brokers that our subsidiary in Nigeria used to obtain these permits, extensions and renewals also provided services to other offshore service companies that have commenced similar investigations.

       Following consultation with outside legal counsel, notification to the Audit Committee and notification to KPMG LLP, our independent registered public accounting firm, we voluntarily notified the SEC and the United States Department of Justice that an internal investigation was underway and that we intended to cooperate fully with both agencies. We are unable to predict whether either agency will initiate a separate investigation of this matter, expand the scope of the investigation to other issues in Nigeria or to other countries or, if an agency investigation is initiated, what potential corrective measures, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and will entail interviews of selected personnel. Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove the ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that the removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

    Asbestos Litigation

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

       In compliance with the Mississippi Rules of Civil Procedure, the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial multi-party claims, we have been named as a defendant by 66 individual plaintiffs. Of these claims, 63 claims or lawsuits are pending in Mississippi state courts and three are pending in the United States District Court as a result of their removal from state court. Currently, none of the pending Mississippi asbestos lawsuits against us have been set for trial.

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and thus available information regarding the nature of these claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any.

       Although we do not expect the final disposition of the Mississippi asbestos lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       In addition to the pending cases in Mississippi, we have assumed the defense and indemnity of two parties that formerly held an interest in a predecessor company named in a lawsuit pending in the Superior Court of the State of California. The assumption of their defense and indemnity arises pursuant to the terms and conditions of an Assumption Agreement given by Penrod Drilling Corporation ("Penrod"), the predecessor of one of the Company's subsidiaries. The plaintiff seeks monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. (Plaintiff alleges employment with Penrod in 1980 and 1981.) Inasmuch as the discovery process is in an early stage, it is difficult to assess the exposure or predict the outcome of this lawsuit. While management does not expect the final disposition of the lawsuit to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuit.

    Working Time Directive

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

       A Labor Tribunal in Aberdeen, Scotland, rendered decisions in claims involving other offshore drilling contractors and offshore service companies on February 21, 2008. We are currently evaluating the extent to which the decisions will impact us. We also understand that these decisions will be further reviewed on appeal.

       We also have received inquiries from the Danish and Dutch authorities regarding applicability of the WTD as adopted by Denmark and The Netherlands to employees on our rigs operating in the Danish and Dutch sectors of the North Sea.

       Based on information currently available, we do not expect the resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Other Matters

       In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations

BUSINESS ENVIRONMENT

       During the first quarter of 2008, day rates remained at or near record levels for most jackup rig classes, utilization remained high and most recently executed contracts continued to include favorable terms and conditions for drilling contractors. Demand for deepwater drilling rigs continued to exceed the available supply on a global basis.

       There are 120 new jackup and semisubmersible rigs reported to be on order, with approximately 40 of these rigs scheduled for delivery during 2008. We anticipate that demand for drilling rigs will continue to grow given the relatively high oil and gas prices, and that there will be sufficient rig demand to absorb new rig supply through much of 2008. For additional information concerning the potential risks and uncertainties these new drilling rigs may have on our business, our industry, global supply, day rates and utilization, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

    Asia Pacific

       Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographical regions. Since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the drilling contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as other regions where shorter term contracts are more prevalent. During 2007, demand for jackup rigs in this region exceeded the supply of available rigs, enabling drilling contractors to realize high day rates and utilization. During the first quarter of 2008, pressure from newbuild jackup rigs scheduled for delivery caused day rates in certain markets of this region to moderate, but continued demand for jackup rigs enabled drilling contractors to sustain high utilization rates.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe (North Sea) where moderate duration jackup rig contracts are prevalent. During 2007, oil and gas companies continued to increase their spending in this region. A shortfall of available jackup rigs combined with additional demand led to increased day rates. During the first quarter of 2008, shortfalls in rig availability continued, causing a slight increase in day rates over the prior year. Although it is expected that several newbuild jackup rigs will be added to this region in 2008, based on current demand and the slight undersupply of jackup rigs in the region, a balanced market and relatively stable day rates are expected through the remainder of the year.

    North and South America

       Our North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico where jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract renewal. Therefore, day rates in this region are more volatile than in regions where longer duration contracts are more prevalent.

       During 2007, demand declined and day rates softened in the Gulf of Mexico compared to prior levels as a result of competition for work among drilling contractors, particularly related to smaller premium jackup rigs. Oil and gas companies continued to shift their focus to more economically attractive prospects in the deeper waters of the Gulf of Mexico and elsewhere. Drilling contractors continued to pursue international opportunities and, despite relocation of several jackup rigs from the region in 2007, rig demand decreased at a faster pace than supply.

       During the first quarter of 2008, demand for jackup rigs in the Gulf of Mexico increased. However, first quarter 2008 jackup rig day rates remained generally consistent with the prior year fourth quarter. Several oil and gas companies have confirmed new jackup rig programs slated to begin in the second and third quarters of 2008 while others recently extended their current commitments in the Gulf of Mexico. It is currently unclear whether hurricane season will have an offsetting negative impact on demand in this region.

       Demand for deepwater semisubmersible rigs in the Gulf of Mexico continued to outpace supply resulting in high day rates and utilization during the first quarter of 2008. In addition to the ENSCO 7500 deepwater semisubmersible rig currently operating in the Gulf of Mexico, we have four ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the third quarter of 2008, the first and fourth quarters of 2009 and the third quarter of 2010. The first three rigs to be delivered have secured long-term drilling contracts in the Gulf of Mexico and we entered into a letter of intent with a customer for a drilling contract on ENSCO 8503 during the first quarter of 2008. The contemplated contract will be for a two-year term, with an option for the customer to extend the contract at mutually agreed rates and term. The base operating rate is $510,000 per day, and the day rate will be subject to adjustment for variances in operating costs from current levels. The letter of intent is subject to negotiation and execution of a definitive drilling contract.

       As oil and gas companies continue to increase their investment in deepwater projects, it is anticipated that the deepwater semisubmersible rigs in the Gulf of Mexico, as well as other geographical regions of the world, will remain near full utilization for the next several years.

RESULTS OF OPERATIONS

       The following table highlights our condensed consolidated operating results for the three-month periods ended March 31, 2008 and 2007 (in millions):

	2008	2007

Revenues	$580.3	$514.1
Operating expenses
Contract drilling	190.7	162.8
Depreciation	47.5	45.1
General and administrative	12.7	16.0

Operating income	329.4	290.2
Other income (expense)	4.5	9.6
Provision for income taxes	61.9	67.5

Net income	$272.0	$232.3

       For the three-month period ended March 31, 2008, revenues increased by $66.2 million, or 13%, and operating income increased by $39.2 million, or 14%, as compared to the prior year first quarter. These increases were primarily due to improved average day rates earned by our jackup rigs in the Europe/Africa and Asia Pacific regions as compared to the prior year first quarter, partially offset by lower average day rates earned by our jackup rigs in the Gulf of Mexico as compared to the prior year first quarter. Detailed explanations of our operating results for the three-month periods ended March 31, 2008 and 2007, including discussions of revenues and contract drilling expense based on geographical region and type of rig, are set forth below.

Revenue and Contract Drilling Expense

       The following analysis summarizes our revenues, contract drilling expense, rig utilization and average day rates for the three-month periods ended March 31, 2008 and 2007 (in millions except utilization and day rates):

	2008	2007

Revenues
Jackup rigs:
Asia Pacific	$250.1	$198.8
Europe/Africa	191.8	148.2
North and South America	108.7	144.2

Total jackup rigs	550.6	491.2

Semisubmersible rig - North America	24.6	17.7
Barge rig - Asia Pacific	5.1	5.2

Total	$580.3	$514.1

Contract Drilling Expense
Jackup rigs:
Asia Pacific	$ 74.0	$ 60.9
Europe/Africa	57.9	47.7
North and South America	47.8	44.8

Total jackup rigs	179.7	153.4

Semisubmersible rigs - North America	8.5	6.1
Barge rig - Asia Pacific	2.5	3.3

Total	$190.7	$162.8

	2008	2007

Rig Utilization(1)
Jackup rigs:
Asia Pacific	97%	99%
Europe/Africa	99%	95%
North and South America	92%	85%

Total jackup rigs	95%	93%

Semisubmersible rig - North America	96%	97%
Barge rig - Asia Pacific	92%	100%

Total	95%	93%

Average Day Rates(2)
Jackup rigs:
Asia Pacific	$143,303	$120,728
Europe/Africa	213,123	182,536
North and South America	89,361	117,858

Total jackup rigs	142,524	133,238

Semisubmersible rig - North America	279,962	195,740
Barge rig - Asia Pacific	72,800	56,509

Total	$144,407	$132,843

(1)	Utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenue by the aggregate number of contract days, adjusted to exclude certain types of non-recurring reimbursable revenue and lump sum revenue and contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following table summarizes our offshore drilling rigs by geographic region and type as of March 31, 2008 and 2007:

	Number of Rigs
	2008	2007
Jackup rigs:
Asia Pacific	19	19
Europe/Africa(1)	10	9
North and South America(1)	15	16

Total jackup rigs	44	44

Semisubmersible rigs:
North America	1	1
Under construction(2)	4	3

Total semisubmersible rigs	5	4

Barge rig - Asia Pacific	1	1

Total	50	49

(1)	During the second quarter of 2007, we mobilized ENSCO 105 from the Gulf of Mexico to Tunisia.
(2)	During the second quarter of 2007, we entered into an agreement to construct ENSCO 8503 with delivery expected in the third quarter of 2010.

    Asia Pacific Jackup Rigs

       First quarter 2008 revenues for the Asia Pacific jackup rigs increased by $51.3 million, or 26%, as compared to the prior year first quarter. The increase in revenues was primarily due to a 19% increase in average day rates and the increased size of the Asia Pacific jackup fleet. The increase in average day rates resulted from an increase in demand due to higher levels of spending by oil and gas companies and relatively limited rig availability in the region. We accepted delivery of ENSCO 108 late in the first quarter of 2007 upon completion of its construction, with drilling operations commencing in the second quarter of 2007. The addition of ENSCO 108 to the fleet contributed $18.5 million to the increase in Asia Pacific jackup rig revenue over the comparable prior year quarter. First quarter 2008 contract drilling expense increased by $13.1 million, or 22%, as compared to the prior year first quarter primarily due to the addition of ENSCO 108 to the fleet, which resulted in an additional $4.1 million of contract drilling expense, as well as increased personnel costs and repair and maintenance expense as compared to the prior year first quarter.

    Europe/Africa Jackup Rigs

       First quarter 2008 revenues for the Europe/Africa jackup rigs increased by $43.6 million, or 29%, compared to the prior year first quarter. The increase was primarily attributable to the addition of ENSCO 105 to the Europe/Africa fleet, which provided an additional $22.6 million in revenue as compared to the prior year first quarter, as well as a 17% increase in average day rates and an increase in utilization to 99% from 95% in the comparable prior year quarter. The increase in average day rates and rig utilization resulted from an increase in demand due to higher levels of spending by oil and gas companies and limited rig availability in the region. First quarter 2008 contract drilling expense for the Europe/Africa jackup rigs increased by $10.2 million, or 21%, compared to the prior year first quarter. The increase in contract drilling expense was primarily due to the addition of ENSCO 105 to the fleet, which resulted in an additional $6.2 million of contract drilling expense, as well as increased repair and maintenance expense and personnel costs, partially offset by reduced reimbursable expenses, as compared to the prior year first quarter.

    North and South America Jackup Rigs

       First quarter 2008 revenues for the North and South America jackup rigs decreased by $35.5 million, or 25%, compared to the prior year first quarter. The decrease in revenues was due primarily to a 24% decrease in average day rates and the reduced size of the North and South America jackup rig fleet, partially offset by an increase in utilization to 92% from 85% in the comparable prior year quarter. The decrease in average day rates was primarily attributable to a decrease in demand by oil and gas companies who reduced shallow water spending in this region. First quarter 2008 contract drilling expense for the North and South America jackup rigs increased by $3.0 million, or 7%, compared to the prior year first quarter. The increase in contract drilling expense was primarily due to increased personnel costs, partially offset by decreased mobilization and reimbursable expenses and the reduced size of the fleet as compared to the prior year first quarter.

    North America Semisubmersible Rig

       First quarter 2008 revenues for ENSCO 7500 increased by $6.9 million, or 39%, and contract drilling expense increased by $2.4 million, or 39%, as compared to the prior year first quarter. The increase in revenues was due to an increase in the average day rate to $279,962 from $195,740 in the comparable prior year quarter, as the ENSCO 7500 began earning a significantly higher day rate during February 2008. The increase in contract drilling expense was primarily due to increased personnel costs, as we have increased staffing levels on the rig in preparation for delivery of our ENSCO 8500 Series® rigs, the first of which is scheduled for the third quarter of 2008.

Depreciation

       Depreciation expense for the first quarter of 2008 increased by $2.4 million, or 5%, as compared to the prior year first quarter. The increase was primarily attributable to depreciation associated with capital enhancement projects completed subsequent to the first quarter of 2007 and depreciation on ENSCO 108, which was placed into service in the second quarter of 2007.

General and Administrative

       General and administrative expense for the first quarter of 2008 decreased by $3.3 million, or 21%, as compared to the prior year first quarter. The decrease was attributable to a $3.9 million expense incurred during the prior year first quarter in connection with a retirement agreement with our former Chairman and Chief Executive Officer.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2008 and 2007 was as follows (in millions):
	2008	2007

Interest income	$ 5.0	$ 6.2
Interest expense, net:
Interest expense	(5.7)	(8.6)
Capitalized interest	5.7	7.5

	--	(1.1)
Other, net	(.5)	4.5

	$ 4.5	$ 9.6

       The decrease in interest income in the first quarter of 2008, as compared to the prior year first quarter, was due to lower average interest rates, partially offset by an increase in cash balances invested. The decrease in interest expense during the first quarter of 2008, as compared to the prior year first quarter, was primarily due to a decline in outstanding debt.

       Other, net, in the three-month period ended March 31, 2008 primarily consisted of a $3.1 million unrealized loss associated with the valuation of our auction rate securities and net foreign currency exchange gains of $2.5 million. Our fair value measurements are discussed in Note 5 to the condensed consolidated financial statements.

       Other, net, in the three-month period ended March 31, 2007 primarily consisted of a $3.1 million net gain resulting from the settlement of litigation we initiated in relation to a non-operational dispute with a third party service provider and net foreign currency exchange gains of $1.1 million.

Provision for Income Taxes

       The provision for income taxes for the three-month period ended March 31, 2008 decreased by $5.6 million in comparison to the prior year first quarter. The decrease was primarily attributable to a reduction in our effective income tax rate from 22.5% for the three-month period ended March 31, 2007 to 18.5% for the three-month period ended March 31, 2008, partially offset by increased profitability. The decrease in our effective tax rate was primarily due to an increase in the portion of our earnings from tax jurisdictions with lower tax rates.

Fair Value Measurements

       All of our assets measured at fair value using significant Level 3 inputs as of March 31, 2008 were auction rate securities. See Note 3 to our condensed consolidated financial statements for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities and we engaged an independent third party valuation firm to assist in the measurement process. We used an income approach valuation model to estimate the price that would be received to sell our securities in an orderly transaction between market participants ("exit price") as of March 31, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment indefinitely.

       We reviewed inputs to the valuations performed by the independent third party valuation firm, evaluated results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of March 31, 2008 was appropriate.

       Based on the results of our fair value measurement, we recognized an unrealized loss of $3.1 million for the three-month period ended March 31, 2008, which was included in other, net in our condensed consolidated statement of income. The carrying value of our auction rate securities as of March 31, 2008 totaled $79.9 million, and included $74.9 million classified as long-term investments and $5.0 million classified as other current assets on our condensed consolidated balance sheet.

       We anticipate realizing the par value of our auction rate securities because we intend to hold them until they are redeemed or until they can be sold in a market that facilitates orderly transactions. The $3.1 million unrealized loss recognized for the three-month period ended March 31, 2008, resulted primarily from the liquidity risk (rather than credit risk) of our auction rate securities.

       Assets measured at fair value using significant Level 3 inputs constituted 1.5% of our total assets as of March 31, 2008. No assets or liabilities were valued using Level 3 inputs as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business is very cyclical, we historically have relied on our cash flow from operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs.

       During the three-month period ended March 31, 2008, our primary source of cash was $151.2 million generated from operations and our primary use of cash was $116.2 million for the construction, enhancement and other improvement of our drilling rigs.

       During the three-month period ended March 31, 2007, our primary sources of cash included $279.7 million generated from operations and $9.8 million from the exercise of stock options. Our primary uses of cash for the same period included $127.8 million for the repurchase of common stock and $106.0 million for the construction, enhancement and other improvement of our drilling rigs.

       Detailed explanations of our liquidity and capital resources for the three-month periods ended March 31, 2008 and 2007, are set forth below.

Cash Flow and Capital Expenditures

Our cash flow from operations and capital expenditures for the three-month periods ended March 31, 2008 and 2007 were as follows (in millions):
	2008	2007

Cash flow from operations	$151.2	$279.7

Capital expenditures
New rig construction	$ 76.4	$ 66.2
Rig enhancements	16.3	15.4
Minor upgrades and improvements	23.5	24.4

	$116.2	$106.0

       Cash flow from operations decreased by $128.5 million, or 46%, for the three-month period ended March 31, 2008 as compared to the prior year first quarter. The decrease resulted primarily from an $83.0 million increase in our investment in auction rate securities, an $86.2 million increase in tax related payments and a $45.5 million increase in cash payments related to contract drilling expenses, partially offset by a $78.5 million increase in cash receipts from drilling services.

       We continue to expand the size and quality of our drilling rig fleet. We have four ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the third quarter of 2008, the first and fourth quarters of 2009 and the third quarter of 2010. Our Board of Directors recently authorized construction of a fifth ultra-deepwater semisubmersible rig, with an estimated construction cost of approximately $515.0 million and delivery in late 2011. The first three rigs to be delivered have secured long-term drilling contracts in the Gulf of Mexico and during the first quarter of 2008 we entered into a letter of intent with a customer for a long-term drilling contract on ENSCO 8503.

       Based on our current projections, we expect capital expenditures in 2008 to include approximately $545.0 million for construction of our five ENSCO 8500® Series rigs, approximately $25.0 million for rig enhancement projects and approximately $110.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may also make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratio as of March 31, 2008 and December 31, 2007 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2008	2007

Long-term debt	$ 291.4	$ 291.4
Total capital*	4,322.3	4,043.4
Long-term debt to total capital	6.7%	7.2%
* Total capital includes long-term debt and stockholders' equity.

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors authorized the repurchase of an additional $500.0 million of our outstanding common stock (the "supplemental authorization"). From inception of our stock repurchase programs in March 2006 through December 31, 2007, we repurchased an aggregate 12.8 million shares at a cost of $681.6 million (an average cost of $53.05 per share). No repurchases of common stock occurred under the supplemental authorization during the three-month period ended March 31, 2008. As of March 31, 2008, $318.4 million of the supplemental authorization remained available for repurchases of our outstanding common stock.

Liquidity

     Our liquidity position as of March 31, 2008 and December 31, 2007 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$664.9	$629.5
Working capital	761.1	625.8
Current ratio	2.7	2.2

       We expect to fund our short-term liquidity needs, including contractual obligations, anticipated capital expenditures, stock repurchases and dividends as well as any working capital requirements, from our cash and cash equivalents and operating cash flow.

       We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       We historically have funded the majority of our liquidity from operating cash flow. We anticipate a substantial amount of our cash flow in the near to intermediate-term will continue to be invested in the expansion of our deepwater semisubmersible drilling fleet and used to repurchase our outstanding common stock under the $500.0 million supplemental authorization, of which, $318.4 million remained available for repurchases as of March 31, 2008. While future operating cash flow cannot be accurately predicted, based on our contractual backlog and current industry conditions, management expects our long-term liquidity will continue to be funded primarily from operating cash flow.

       In addition to $664.9 million of cash and cash equivalents, we also held $83.0 million (par value) of investments in auction rate securities as of March 31, 2008, which were classified as other current assets and long-term investments on our condensed consolidated balance sheet. See Note 3 to the condensed consolidated financial statements for additional information on our auction rate securities. Although we acquired these securities with the intention of selling them in the near term, we plan to hold them until they can be sold in a market that facilitates orderly transactions. We do not expect to experience liquidity problems if we hold these securities indefinitely.

MARKET RISK

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange risk. We predominantly structure our contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We also employ various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We also utilize derivative instruments to hedge forecasted foreign currency denominated transactions. As of March 31, 2008, we had contracts outstanding to exchange an aggregate $297.7 million U.S. dollars for various foreign currencies, all of which mature during the next fourteen months. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with our foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of March 31, 2008 would approximate $21.8 million.

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

        We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash balances exposes us to market risk. We held $83.0 million (par value) of auction rate securities with a carrying value of $79.9 million as of March 31, 2008. Recent auctions for our securities have failed resulting in a lack of liquidity, but do not represent a default in the underlying debt instruments. See Note 3 to the condensed consolidated financial statements for additional information on our auction rate securities. We intend to hold these securities until they can be sold in a market that facilitates orderly transactions. Due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in fair value of these securities in future periods.

CRITICAL ACCOUNTING POLICIES

       The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008. These policies, along with our underlying assumptions and judgments made in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of March 31, 2008, the carrying value of our property and equipment totaled $3,437.5 million, which represented 66% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, assumptions and judgments relative to the capitalized costs, useful lives and salvage values of our rigs.

       We develop and apply property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair or maintain the existing condition or useful lives of our assets. The development and application of such policies requires judgments and assumptions by management relative to the nature of, and benefits from, expenditures on our assets. We establish property and equipment accounting policies that are designed to depreciate our assets over their estimated useful lives. The assumptions and judgments used by management in determining the estimated useful lives of our property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of our property and equipment accounting policies, especially those involving the useful lives of our rigs, would likely result in materially different carrying values of assets and operating results.

       For additional information concerning the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

    Impairment of Long-Lived Assets and Goodwill

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry has historically been highly cyclical and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic region. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. Our jackup rigs and deepwater semisubmersible rigs are suited for, and accessible to, broad and numerous markets throughout the world.

       We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event we dispose of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on our goodwill impairment analysis performed as of December 31, 2007, there was no impairment of goodwill. No events or changes in circumstances indicating a potential impairment were identified during the three-month period ended March 31, 2008.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by our drilling rigs and are based on management's assumptions and judgments regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of our drilling rigs. The estimates, assumptions and judgments used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, assumptions, judgments and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and operating results.

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. As of March 31, 2008, we had a $344.3 million net deferred income tax liability, a $125.5 million liability for income taxes currently payable and a $16.4 million liability for unrecognized tax benefits.

       The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), and are based on management's assumptions and estimates regarding future operating results and levels of taxable income, as well as management's judgments regarding the interpretation of the provisions of SFAS 109. Carryforwards and tax credits are assessed for realization as a reduction of future taxable income by using a more-likely-than-not determination. In December 2007, substantially all of the undistributed earnings of our non-U.S. subsidiaries were distributed to our U.S. parent. A U.S. deferred tax liability has not been recognized for the remaining undistributed earnings of our non-U.S. subsidiaries because it is our intention to reinvest such earnings indefinitely. Should our non-U.S. subsidiaries elect to make a distribution of these earnings, or be deemed to have made a distribution of them through application of various provisions of the Internal Revenue Code, we may be subject to additional U.S. income taxes.

       The carrying values of liabilities for income taxes currently payable and unrecognized tax benefits reflect our application of the provisions of FIN 48 and are based on management's interpretation of applicable tax laws and incorporate management's assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and operating results.

       We operate in many international jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years the portion of our overall operations conducted in international tax jurisdictions has been increasing and we currently anticipate this trend will continue.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and frequently are reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative and Hedging Activities" ("SFAS 161"). This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to change the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will require increased financial statement disclosures, but will not affect our consolidated financial position, operating results or cash flows.

       In February 2008, the FASB issued FASB Staff Position 157-2 "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on our consolidated financial position, operating results or cash flows. See Note 5 to the condensed consolidated financial statements. We do not expect adoption of SFAS 157 on January 1, 2009 for nonfinancial assets and liabilities to have a material effect on our financial position, operating results or cash flows.

       In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. We expect the effect of adoption of this standard to be limited to any acquisitions which close subsequent to December 31, 2008.

       In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This standard amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect adoption of this standard to have a material effect on our consolidated financial position, operating results or cash flows.

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

       During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. FCPA. Our Audit Committee has engaged Miller & Chevalier, a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters, to assist the Audit Committee and management in the internal investigation.

       As is customary for companies operating offshore Nigeria, we engaged independent customs brokers to process ENSCO 100 temporary importation permits, extensions and renewals. One or more of the customs brokers that our subsidiary in Nigeria used to obtain these permits, extensions and renewals also provided services to other offshore service companies that have commenced similar investigations.

       Following consultation with outside legal counsel, notification to the Audit Committee and notification to KPMG LLP, our independent registered public accounting firm, we voluntarily notified the SEC and the United States Department of Justice that an internal investigation was underway and that we intended to cooperate fully with both agencies. We are unable to predict whether either agency will initiate a separate investigation of this matter, expand the scope of the investigation to other issues in Nigeria or to other countries or, if an agency investigation is initiated, what potential corrective measures, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and will entail interviews of selected personnel. Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove the ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that the removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

Asbestos Litigation

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

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and thus, available information regarding the nature of these claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any. In any event, as the taking of deposition testimony from claimants progresses, there may be opportunities to settle or otherwise file Motions for Summary Judgment seeking dismissal of claims. Currently, none of the pending Mississippi asbestos lawsuits against us have been set for trial.

       Although we do not expect the final disposition of the Mississippi asbestos lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       In addition to the pending cases in Mississippi, we have assumed the defense and indemnity of two parties that formerly held an interest in a predecessor company named in a lawsuit pending in the Superior Court of the State of California. The assumption of their defense and indemnity arises pursuant to the terms and conditions of an Assumption Agreement given by Penrod, the predecessor of one of the Company's subsidiaries. The plaintiff seeks monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. (Plaintiff alleges employment with Penrod in 1980 and 1981.) Inasmuch as the discovery process is in an early stage, it is difficult to assess the exposure or predict the outcome of this lawsuit. While management does not expect the final disposition of the lawsuit to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuit.

    Other Matters

       In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, all arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

Item 1A.   Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below:

WE HAVE INVESTED A PORTION OF OUR CASH IN AUCTION RATE SECURITIES, THE MARKET FOR WHICH HAS BECOME ILLIQUID. ALTHOUGH WE ACQUIRED THESE SECURITIES WITH THE INTENTION OF SELLING THEM IN THE NEAR TERM, WE MAY BE REQUIRED TO HOLD THEM INDEFINITELY.

       As of March 31, 2008, we held $83.0 million (par value) of auction rate securities. Recent auctions for our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which generally results in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

       All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $74.4 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the FFELP. The remaining $8.6 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. In April 2008, $5.0 million of our auction rate securities were redeemed in full, but we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Several of the financial institutions that conduct auctions and broker auction rate securities have indicated they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, we do not expect to experience any liquidity problems or alter any business plans if we maintain our investment in these auction rate securities indefinitely. Our auction rate securities have final maturity dates ranging from 2024 to 2047.

       We expect to fund short-term and long-term liquidity needs from our cash and cash equivalents totaling $664.9 million as of March 31, 2008, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risk noted above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       The table below provides a summary of our repurchases of common stock during the three-month period ended March 31, 2008:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January 1 - January 31	--	$ --	--	$318,000,000
February 1 - February 29	969	$55.68	--	$318,000,000
March 1 - March 31	533	$59.86	--	$318,000,000

Total	1,502	$57.16	--

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the supplemental authorization to repurchase an additional $500.0 million of our outstanding common stock. No repurchases of common stock occurred under the supplemental authorization during the three-month period ended March 31, 2008.

       We repurchased 1,502 shares at an average cost of $57.16 per share during the three-month period ended March 31, 2008 from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-08097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-08097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
*10.1	Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated as of March 11, 2008.
*10.2	Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan, dated as of March 11, 2008.
*10.3	Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated as of March 11, 2008.
*10.4	Amendment No. 1 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated as of March 11, 2008.
*10.5	Amendment No. 12 to the ENSCO Savings Plan (As Revised and Restated Effective January 1, 1997), dated as of March 11, 2008.
*10.6	Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan, dated as of April 1, 2008.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: April 24, 2008	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller