Form 10-Q
period 2008-06-30
ENSCO INTERNATIONAL INC
filed 2008-07-24
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 143,306,577 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 23, 2008.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future construction (including construction in progress and completion thereof), enhancement, upgrade or repair of rigs and timing thereof; future mobilization, relocation or other movement of rigs and timing thereof; future availability or suitability of rigs and the timing thereof; and statements regarding the likely outcome of litigation, legal proceedings, investigations or claims and the timing thereof.

      Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	excess rig availability or supply resulting from delivery of new drilling rigs,
•	heavy concentration of our rig fleet in premium jackups,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and gas drilling,
•	operational risks, including hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general, and in foreign jurisdictions in particular,
•	renegotiation, nullification or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	changes in the dates new contracts actually commence,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to or enter service,
•	risks inherent to domestic and foreign shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single foreign shipyard, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	unavailability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses including hurricane related equipment damage, and losses from wreckage or debris removal in the Gulf of Mexico that may arise in the future, which are not covered by insurance or indemnity in whole or in part,
•	limited availability of economic insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulation affecting the oil and gas industry in general and our operations in particular, including taxation as well as repeal or modification of same,
•	political and economic uncertainties,
•	our ability to attract and retain skilled personnel,
•	expropriation, nationalization, deprivation, terrorism or military action impacting our operations, assets or financial performance,
•	outcome of litigation, legal proceedings, investigations or claims, and
•	potential reduction in fair value of our auction rate securities.

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

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of June 30, 2008, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of December 31, 2007, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
July 24, 2008

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	June 30,
	2008	2007

OPERATING REVENUES	$637.1	$548.6

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	214.4	168.8
Depreciation	48.4	46.8
General and administrative	13.8	19.1

	276.6	234.7

OPERATING INCOME	360.5	313.9

OTHER INCOME (EXPENSE)
Interest income	3.7	6.3
Interest expense, net	--	(.8)
Other, net	3.1	2.3

	6.8	7.8

INCOME BEFORE INCOME TAXES	367.3	321.7

PROVISION FOR INCOME TAXES
Current income tax expense	69.5	68.1
Deferred income tax expense (benefit)	1.1	(.8)

	70.6	67.3

NET INCOME	$296.7	$254.4

EARNINGS PER SHARE
Basic	$2.08	$1.72
Diluted	2.07	1.72

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	142.7	147.6
Diluted	143.2	148.3

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Six Months Ended
	June 30,
	2008	2007

OPERATING REVENUES	$1,217.4	$1,062.7

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	405.1	331.6
Depreciation	95.9	91.9
General and administrative	26.5	35.1

	527.5	458.6

OPERATING INCOME	689.9	604.1

OTHER INCOME (EXPENSE)
Interest income	8.7	12.5
Interest expense, net	--	(1.9)
Other, net	2.6	6.8

	11.3	17.4

INCOME BEFORE INCOME TAXES	701.2	621.5

PROVISION FOR INCOME TAXES
Current income tax expense	126.1	137.4
Deferred income tax expense (benefit)	6.4	(2.6)

	132.5	134.8

NET INCOME	$568.7	$486.7

EARNINGS PER SHARE
Basic	$3.99	$3.27
Diluted	3.97	3.26

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	142.7	148.8
Diluted	143.2	149.4

CASH DIVIDENDS PER COMMON SHARE	$.05	$.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 531.6	$ 629.5
Accounts receivable, net	435.9	383.2
Other	98.1	116.6

Total current assets	1,065.6	1,129.3

PROPERTY AND EQUIPMENT, AT COST	5,032.8	4,704.7
Less accumulated depreciation	1,435.8	1,345.8

Property and equipment, net	3,597.0	3,358.9

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	70.0	--

OTHER ASSETS, NET	136.1	144.4

	$5,204.9	$4,968.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 23.6	$ 18.8
Accrued liabilities and other	198.7	465.6
Current maturities of long-term debt	17.2	19.1

Total current liabilities	239.5	503.5

LONG-TERM DEBT	282.8	291.4

DEFERRED INCOME TAXES	357.2	352.0

OTHER LIABILITIES	76.9	69.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares
authorized, 181.9 million and 180.3 million shares issued	18.2	18.0
Additional paid-in capital	1,745.3	1,700.5
Retained earnings	3,539.0	2,977.5
Accumulated other comprehensive loss	(3.0)	(4.2)
Treasury stock, at cost, 37.9 million shares and 36.4
million shares	(1,051.0)	(939.8)

Total stockholders' equity	4,248.5	3,752.0

	$5,204.9	$4,968.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$568.7	$486.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	95.9	91.9
Amortization expense	16.8	4.1
Share-based compensation expense	13.3	24.3
Deferred income tax expense (benefit)	6.4	(2.6)
Excess tax benefit from share-based compensation	(5.1)	(4.7)
Unrealized loss on trading securities	3.3	--
Other	(2.4)	1.2
Changes in operating assets and liabilities:
Increase in accounts receivable	(53.3)	(108.4)
Increase in investments designated as trading securities	(73.3)	--
Decrease (increase) in other assets	8.4	(11.6)
Increase in accounts payable	4.7	6.4
(Decrease) increase in accrued liabilities and other	(171.3)	45.1

Net cash provided by operating activities	412.1	532.4

INVESTING ACTIVITIES
Additions to property and equipment	(414.7)	(290.3)
Proceeds from disposition of assets	4.4	3.2

Net cash used in investing activities	(410.3)	(287.1)

FINANCING ACTIVITIES
Repurchase of common stock	(111.2)	(277.9)
Proceeds from exercise of stock options	26.6	25.3
Reduction of long-term borrowings	(10.5)	(8.6)
Cash dividends paid	(7.2)	(7.5)
Excess tax benefit from share-based compensation	5.1	4.7

Net cash used in financing activities	(97.2)	(264.0)

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(97.9)	(18.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	629.5	565.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$531.6	$547.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2007 condensed consolidated balance sheet data were derived from the 2007 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of the condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month and six-month periods ended June 30, 2008 and 2007 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Note 2 - Earnings Per Share

       For the three-month and six-month periods ended June 30, 2008 and 2007, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share. The following table is a reconciliation of the weighted-average common shares used in the basic and diluted earnings per share computations for the three-month and six-month periods ended June 30, 2008 and 2007 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Weighted-average common shares - basic	142.7	147.6	142.7	148.8
Potentially dilutive common shares:
Non-vested share awards	.0	.0	.0	--
Share options	.5	.7	.5	.6

Weighted-average common shares - diluted	143.2	148.3	143.2	149.4

       Antidilutive shares of 280,000 and 495,000 for the three-month periods ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share. Antidilutive shares of 636,000 and 503,000 for the six-month periods ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share.

       In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and will require retrospective adjustment for all comparable prior periods presented. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS calculations or disclosures.

Note 3 - Long-Term Investments

       As of June 30, 2008, we held $73.3 million (par value) of long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). Our auction rate securities were originally acquired in January 2008 and have final maturity dates ranging from 2025 to 2047. We did not own auction rate securities as of December 31, 2007.

       Auctions for our auction rate securities failed beginning in February 2008. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. Auctions for our auction rate securities continued to fail during the second quarter, with the exception of a successful auction of $4.7 million of our auction rate securities in June 2008.

       Our investments in auction rate securities as of June 30, 2008 were diversified across sixteen separate issues and each issue maintains scheduled interest rate auctions in either 28-day or 35-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $69.5 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP"). The remaining $3.8 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market, and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. In April 2008, $5.0 million of our auction rate securities were redeemed in full, but we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Some broker/dealers have indicated that they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, our auction rate securities were classified as long-term investments on our condensed consolidated balance sheet as of June 30, 2008.

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

       Our auction rate securities were measured at fair value as of June 30, 2008, and unrealized losses of $200,000 and $3.3 million for the three-month and six-month periods ended June 30, 2008, respectively, were included in other, net, in our condensed consolidated statements of income. As of June 30, 2008, the carrying value of our auction rate securities classified as long-term investments on our condensed consolidated balance sheet was $70.0 million. Cash flows from purchases and sales of our auction rate securities were classified as operating activities in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2008. See "Note 8 - Fair Value Measurements" for additional information concerning fair value measurement of our auction rate securities.

Note 4 - Accrued Liabilities and Other

       Accrued liabilities and other as of June 30, 2008 and December 31, 2007 consisted of the following (in millions):

	June 30,	December 31,
	2008	2007

Taxes	$ 44.9	$195.1
Capital expenditures	16.3	96.1
Deferred and prepaid revenue	42.8	61.2
Personnel	37.9	49.6
Other operating expenses	53.5	58.8
Other	3.3	4.8

	$198.7	$465.6

Note 5 - Stockholders' Equity

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors authorized the repurchase of an additional $500.0 million of our outstanding common stock (the "supplemental authorization"). During the six-month period ended June 30, 2008, we repurchased approximately 1.5 million shares of our common stock at a cost of $108.0 million (an average cost of $72.43 per share) under the supplemental authorization. As of June 30, 2008 and December 31, 2007, the outstanding shares of our common stock, net of treasury shares, were 144.0 million and 143.9 million, respectively.

Note 6 - Share-Based Compensation

       During the three-month period ended June 30, 2008, we granted 894,000 non-vested share awards to our employees, officers and directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2005 Long-Term Incentive Plan. Annual grants of non-vested share awards generally vest at a rate of 20% per year and have voting and dividend rights effective on the date of grant. Grants of non-vested share awards to new or recently promoted employees generally vest at a rate of 10% or 20% per year and have voting and dividend rights effective on the date of grant. Non-vested share awards are measured using the market value of our common stock on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month period ended June 30, 2008 was $68.80 per share.

Note 7 - Comprehensive Income

       The components of comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$296.7	$254.4	$568.7	$486.7
Other comprehensive income:
Net change in fair value of derivatives	2.2	1.7	5.4	3.5
Reclassification of unrealized gains and losses on
derivatives from other comprehensive income
into net income	(2.4)	--	(4.2)	(1.1)

Net other comprehensive (loss) income	(.2)	1.7	1.2	2.4

Comprehensive income	$296.5	$256.1	$569.9	$489.1

       Accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007 was comprised of net unrealized losses on derivative instruments, net of tax. As of June 30, 2008, the estimated amount of unrealized gains and losses on derivative instruments, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$3.5
Net unrealized losses to be reclassified to interest expense	(.7)

Net unrealized gains to be reclassified to earnings	$2.8

Note 8 - Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2008
Trading securities	$ --	$ --	$70.0	$70.0
Derivative instruments, net	--	6.5	--	6.5

Total financial assets	$ --	$ 6.5	$70.0	$76.5

As of December 31, 2007
Derivative instruments, net	$ --	$ 4.6	$ --	$ 4.6

Total financial assets	$ --	$ 4.6	$ --	$ 4.6

       Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008. See "Note 3 - Long-Term Investments" for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three-month and six-month periods ended June 30, 2008 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Beginning Balance	$79.9	$ --
Purchases and sales, net	(9.7)	73.3
Unrealized losses(1)	(.2)	(3.3)
Realized losses	--	--
Transfers in and/or out of Level 3	--	--

Balance as of June 30, 2008	$70.0	$70.0

(1)	Unrealized losses are included in other, net, in the condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurement, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of June 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of June 30, 2008. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 97% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and, thus, we did not utilize them in measuring the fair value of our auction rate securities as of June 30, 2008.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of June 30, 2008. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that our Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment in these securities indefinitely.

Note 9 - Income Taxes

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

       In accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), tax positions are evaluated for recognition using a more-likely-than-not threshold. Tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Unrecognized tax benefits totaled $18.3 million and $13.5 million as of June 30, 2008 and December 31, 2007, respectively, and were included in other liabilities on our condensed consolidated balance sheets. As of June 30, 2008, $12.9 million of the $18.3 million of unrecognized tax benefits would impact our effective tax rate if recognized.

       Accrued interest and penalties totaled $13.1 million and $19.2 million as of June 30, 2008 and December 31, 2007, respectively, and were included in other liabilities on our condensed consolidated balance sheets. We recognized net expense of $800,000 and a net benefit of $6.9 million associated with interest and penalties included in current income tax expense in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008, respectively.

       In connection with an examination of a prior period tax return, we recognized a $5.4 million liability for unrecognized tax benefits associated with certain tax positions taken in prior years, which resulted in an $8.9 million net income tax expense, inclusive of interest and penalties, during the six-month period ended June 30, 2008.

       Statutes of limitations applicable to certain of our tax positions lapsed resulting in a $2.9 million decrease in unrecognized tax benefits and an $11.5 million net income tax benefit, inclusive of interest and penalties, during the six-month period ended June 30, 2008.

       Statutes of limitations applicable to certain of our remaining tax positions may lapse during the next twelve months, therefore, it is reasonably possible that our unrecognized tax benefits will decrease by an aggregate $3.1 million associated with these tax positions during the next twelve months. Accrued interest and penalties related to these tax positions totaled $5.1 million as of June 30, 2008.

    Intercompany Transfer of Drilling Rigs

       In December 2007, we transferred ownership of three drilling rigs among two of our subsidiaries. The income tax liability attributable to the gain resulting from the intercompany sale totaled $96.5 million and was paid by the selling subsidiary during the six-month period ended June 30, 2008. The pretax profit of the selling subsidiary resulting from the intercompany sale was eliminated from our condensed consolidated financial statements. Similarly, the carrying value of the rigs in our condensed consolidated financial statements remained at the historical net depreciated cost prior to the intercompany sale and does not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary. The expense associated with the $96.5 million of income taxes paid was deferred and is being amortized on a straight-line basis over the remaining useful lives of the associated rigs, which range from three to eight years. Similarly, the tax effects of $54.8 million of reversing temporary differences of the selling subsidiary were also deferred and are being amortized on the same basis and over the same periods as described above.

       As of June 30, 2008, the unamortized balance associated with the deferred charge for income taxes paid in connection with the intercompany transfer of drilling rigs totaled $85.3 million and was included in other assets, net, on our condensed consolidated balance sheet. Current income tax expense for the three-month and six-month periods ended June 30, 2008 included $5.2 million and $10.5 million, respectively, associated with amortization of the deferred charge for income taxes paid.

Note 10 - Contingencies

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. Foreign Corrupt Practices Act ("FCPA"). Our Audit Committee has engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist the Audit Committee and management in the internal investigation.

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

       The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of selected personnel. Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

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

       In addition to the pending cases in Mississippi, in January 2008 we assumed the defense and indemnity of two parties that formerly held an interest in a predecessor company named in a lawsuit pending in the Superior Court of the State of California. The assumption of their defense and indemnity arises pursuant to the terms and conditions of an Assumption Agreement given by Penrod Drilling Corporation ("Penrod"), the predecessor of one of the Company's subsidiaries. The plaintiff seeks monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. (Plaintiff alleges employment with Penrod in 1980 and 1981.) Inasmuch as the discovery process is underway, it is difficult to assess the exposure or predict the outcome of this lawsuit which has been scheduled for trial in August 2008. While management believes we have established adequate reserves for any liabilities that may result from the final disposition of this lawsuit and does not expect the final disposition to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

       A Labor Tribunal in Aberdeen, Scotland, rendered decisions in claims involving other offshore drilling contractors and offshore service companies on February 21, 2008. The extent to which the decisions will impact us is uncertain. We understand that these decisions will be further reviewed on appeal.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       During the first half of 2008, day rates remained at or near record levels for most jackup rig classes, utilization remained high and recently executed contracts continued to include favorable terms and conditions for drilling contractors. In addition, limited rig availability and strong demand have continued to push day rates higher for deepwater drilling rigs on a global basis.

       During the first half of 2008, sixteen new jackup and semisubmersible rigs were delivered. Another 125 rigs are reported to be on order or under construction, of which more than 30 are scheduled for delivery during the remainder of 2008. We anticipate that demand for drilling rigs will continue to grow given the relatively high oil and gas prices, and that there will be sufficient rig demand to absorb new rig supply through the remainder of 2008. For additional information concerning the effects these new drilling rigs may have on our business, our industry, global supply, day rates and utilization, including potential risks and uncertainties, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in this report.

    Asia Pacific

       Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographic regions. Since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the drilling contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as other regions where shorter term contracts are more prevalent. During 2007, demand for jackup rigs in the region exceeded the supply of available rigs, enabling drilling contractors to realize high day rates and utilization. During the first half of 2008, pressure from newbuild jackup rigs scheduled for delivery caused day rates in certain markets of the region to moderate, but continued demand enabled drilling contractors to sustain high utilization rates. While continued deliveries of newbuild jackups leave the region at risk of oversupply, many newbuilds are being marketed outside the region and, therefore, we do not anticipate that newbuild deliveries will exert significant additional downward pressure on day rates or utilization in the Asia Pacific region.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe (North Sea) where moderate duration jackup rig contracts are prevalent. During 2007, a shortfall of available jackup rigs combined with the continued increase in spending by oil and gas companies in the region led to increased day rates. During the first half of 2008, shortfalls in rig availability continued, causing a slight increase in day rates over the prior year. Although it is expected that several newbuild jackup rigs will be added to the region, based on current demand and the slight undersupply of jackup rigs, a balanced market and relatively stable day rates are expected through the remainder of the year.

    North and South America

       Our North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico where jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract renewal. Therefore, day rates in the region are more volatile than in regions where longer duration contracts are more prevalent. During 2007, demand declined and day rates softened compared to prior levels as a result of competition for work among drilling contractors, particularly related to smaller premium jackup rigs. Oil and gas companies continued to shift their focus to more economically attractive prospects in the deeper waters of the Gulf of Mexico and elsewhere. Drilling contractors continued to pursue international opportunities and, despite relocation of several jackup rigs from the region in 2007, rig demand decreased at a faster pace than supply.

       Demand for jackup rigs in the Gulf of Mexico has increased steadily during the first half of 2008 from year-end 2007 levels. As a result, utilization levels began to improve in early 2008 and day rates began to increase during the second quarter. Several oil and gas companies have confirmed new jackup rig programs in the Gulf of Mexico and multiple jackup rigs in the region have received contract extensions upon expiration of their commitments.

       Demand for deepwater semisubmersible rigs in the Gulf of Mexico continued to outpace supply resulting in high day rates and utilization during the first half of 2008. Despite the lack of available deepwater rigs in the region, several oil and gas companies have issued semisubmersible requirements. Currently, demand for deepwater drilling is the driving force behind Gulf of Mexico offshore exploration, and we expect semisubmersible rig utilization to remain near 100% in the region.

       In addition to the ENSCO 7500 deepwater semisubmersible rig currently operating in the Gulf of Mexico, we have six ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the third quarter of 2008, the second and fourth quarters of 2009, the third quarter of 2010, the second half of 2011 and the first half of 2012. The first four rigs to be delivered have secured long-term drilling contracts in the Gulf of Mexico.

RESULTS OF OPERATIONS

       The following table highlights our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$637.1	$548.6	$1,217.4	$1,062.7
Operating expenses
Contract drilling (exclusive of depreciation)	214.4	168.8	405.1	331.6
Depreciation	48.4	46.8	95.9	91.9
General and administrative	13.8	19.1	26.5	35.1

Operating income	360.5	313.9	689.9	604.1
Other income (expense)	6.8	7.8	11.3	17.4
Provision for income taxes	70.6	67.3	132.5	134.8

Net income	$296.7	$254.4	$ 568.7	$ 486.7

       For the three-month and six-month periods ended June 30, 2008, operating income increased by $46.6 million, or 15%, and $85.8 million, or 14%, respectively, over the comparable prior year periods. The increases were primarily due to improved average day rates earned by our international jackup rigs and Gulf of Mexico semisubmersible rig and improved utilization of our Gulf of Mexico jackup rigs, partially offset by a reduction in average day rates earned by our Gulf of Mexico jackup rigs and increased repair and maintenance expense and personnel costs across our entire fleet. Detailed explanations of our results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, including discussions of revenues and contract drilling expense based on geographic region and type of rig, are set forth below.

Revenues and Contract Drilling Expense

       The following analysis summarizes our revenues, contract drilling expense, rig utilization and average day rates for the three-month and six-month periods ended June 30, 2008 and 2007 (in millions, except utilization and day rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Jackup rigs:
Asia Pacific	$257.4	$223.6	$ 507.5	$ 422.4
Europe/Africa	201.8	173.3	393.6	321.5
North and South America	139.2	129.2	247.9	273.4

Total jackup rigs	598.4	526.1	1,149.0	1,017.3

Semisubmersible rig - North America	32.6	18.0	57.2	35.7
Barge rig - Asia Pacific	6.1	4.5	11.2	9.7

Total	$637.1	$548.6	$1,217.4	$1,062.7

Contract Drilling Expense
Jackup rigs:
Asia Pacific	$ 87.9	$ 63.5	$161.9	$124.4
Europe/Africa	64.2	52.3	122.1	100.0
North and South America	50.0	43.9	97.8	88.7

Total jackup rigs	202.1	159.7	381.8	313.1

Semisubmersible rigs - North America	9.7	6.6	18.2	12.7
Barge rig - Asia Pacific	2.6	2.5	5.1	5.8

Total	$214.4	$168.8	$405.1	$331.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Rig Utilization(1)
Jackup rigs:
Asia Pacific	91%	99%	94%	99%
Europe/Africa	97%	100%	98%	98%
North and South America	100%	82%	96%	84%

Total jackup rigs	95%	93%	95%	93%

Semisubmersible rig - North America	98%	97%	97%	97%
Barge rig - Asia Pacific	100%	80%	96%	90%

Total	96%	93%	95%	93%

Average Day Rates(2)
Jackup rigs:
Asia Pacific	$152,906	$134,929	$148,023	$127,839
Europe/Africa	217,710	195,211	215,435	189,208
North and South America	97,750	113,696	93,862	115,846

Total jackup rigs	148,214	142,895	145,424	138,077

Semisubmersible rig - North America	365,496	200,188	323,215	197,977
Barge rig - Asia Pacific	72,132	65,788	72,450	59,948

Total	$151,635	$143,153	$148,092	$137,984

(1)	Utilization was derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates were derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues and lump sum revenues, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following table summarizes our offshore drilling rigs by geographic region and type as of June 30, 2008 and 2007:

	Number of Rigs
	2008	2007

Jackup rigs:
Asia Pacific	19	19
Europe/Africa	10	10
North and South America	15	15

Total jackup rigs	44	44
Semisubmersible rigs:
North America	1	1
Under construction(1)	6	4

Total semisubmersible rigs	7	5
Barge rig - Asia Pacific	1	1

Total	52	50

(1)	During the second quarter of 2008, we entered into agreements to construct ENSCO 8504 and ENSCO 8505 with delivery expected in the second half of 2011 and the first half of 2012, respectively.

    Asia Pacific Jackup Rigs

       Asia Pacific jackup rig revenues for the quarter ended June 30, 2008 increased by $33.8 million, or 15%, as compared to the prior year quarter. The increase in revenues was primarily due to a 13% increase in average day rates and the increased size of the Asia Pacific fleet, partially offset by a decline in utilization to 91% from 99% during the comparable prior year quarter. The increase in average day rates resulted from stronger demand due to higher levels of spending by oil and gas companies coupled with relatively limited rig availability in the region. The addition of ENSCO 108 to the fleet contributed $9.5 million to the increase in Asia Pacific jackup rig revenues over the comparable prior year quarter. We accepted delivery of ENSCO 108 late in the first quarter of 2007 upon completion of its construction, with drilling operations commencing during the second quarter of 2007. The decline in utilization was the result of scheduled maintenance projects on ENSCO 56, ENSCO 57 and ENSCO 96 during the current year quarter. Contract drilling expense increased by $24.4 million, or 38%, as compared to the prior year quarter primarily due to increased repair and maintenance expense associated with the aforementioned projects and increased personnel costs.

       For the six-month period ended June 30, 2008, Asia Pacific jackup rig revenues increased by $85.1 million, or 20%, as compared to the prior year period. The increase in revenues was primarily due to a 16% increase in average day rates and the increased size of the Asia Pacific jackup fleet, partially offset by a decline in utilization to 94% from 99% during the comparable prior year period. The increase in average day rates resulted from an increase in demand due to higher levels of spending by oil and gas companies coupled with relatively limited rig availability in the region. The addition of ENSCO 108 to the fleet contributed $28.0 million to the increase in Asia Pacific jackup rig revenues over the comparable prior year period. The decline in utilization occurred due to scheduled maintenance projects on ENSCO 56, ENSCO 57 and ENSCO 96. Contract drilling expense increased by $37.5 million, or 30%, as compared to the prior year period primarily due to the aforementioned maintenance projects, increased personnel costs and the increased size of the fleet.

    Europe/Africa Jackup Rigs

       Europe/Africa jackup rig revenues for the quarter ended June 30, 2008 increased by $28.5 million, or 16%, as compared to the prior year quarter. The increase in revenues was primarily due to a 12% increase in average day rates and, to a lesser extent, the addition of ENSCO 105 to the Europe/Africa jackup fleet in April 2007, which contributed an additional $9.6 million of revenues over the comparable prior year quarter. The improvement in average day rates was attributable to improved demand resulting from increased spending by oil and gas companies and limited rig availability in the region. Contract drilling expense increased by $11.9 million, or 23%, from the comparable prior year quarter primarily due to increased mobilization expense, the addition of ENSCO 105 to the fleet and increased repair and maintenance expense, partially offset by a reduction in reimbursable expenses.

       For the six-month period ended June 30, 2008, Europe/Africa jackup rig revenues increased by $72.1 million, or 22%, compared to the prior year period. The increase was primarily due to a 14% increase in average day rates as well as the addition of ENSCO 105 to the Europe/Africa fleet, which contributed an additional $32.2 million of revenues as compared to the prior year period. The improvement in average day rates was attributable to improved demand resulting from increased spending by oil and gas companies and limited rig availability in the region. Contract drilling expense increased by $22.1 million, or 22%, compared to the prior year period. The increase in contract drilling expense was primarily due to the addition of ENSCO 105 to the fleet, which resulted in an additional $8.6 million of contract drilling expense as compared to the prior year period, as well as increased mobilization expense, repair and maintenance expense and personnel costs, partially offset by a reduction in reimbursable expenses.

    North and South America Jackup Rigs

       North and South America jackup rig revenues for the quarter ended June 30, 2008 increased by $10.0 million, or 8%, compared to the prior year quarter. The increase in revenues was due to an increase in utilization to 100% from 82% in the comparable prior year quarter, partially offset by a 14% decrease in average day rates. Both the increase in utilization and decline in average day rates were a function of significant supply and demand imbalance that existed during the latter half of the prior year. As oil and gas companies shifted their focus to deepwater projects during 2007, jackup rig utilization declined rapidly and we subsequently dropped day rates to obtain contracts. As a result of both decreased rig supply and increased customer demand, utilization levels improved significantly during 2008. Contract drilling expense increased by $6.1 million, or 14%, compared to the prior year quarter, primarily due to increased personnel costs and the impact of increased utilization.

       For the six-month period ended June 30, 2008, North and South America jackup rig revenues decreased by $25.5 million, or 9%, compared to the prior year period. The decrease in revenues was primarily due to a 19% decrease in average day rates and the relocation of ENSCO 105 from the region, partially offset by an increase in utilization to 96% from 84% in the comparable prior year period. Both the decrease in average day rates and increase in utilization were primarily attributable to the supply and demand imbalance that existed throughout the prior year and improvement in market conditions during the first half of 2008, as discussed in the previous paragraph. Revenues also declined as a result of ENSCO 105, which generated $7.1 million of revenues and incurred $2.0 million of contract drilling expense during the first quarter of 2007 prior to mobilization from the Gulf of Mexico to Tunisia. Contract drilling expense increased by $9.1 million, or 10%, compared to the prior year period. The increase was primarily due to increased personnel costs and the impact of increased utilization, partially offset by decreased mobilization expense and the relocation of ENSCO 105 during the comparable prior year period.

    North America Semisubmersible Rigs

       Revenues for the quarter ended June 30, 2008 for ENSCO 7500 increased by $14.6 million, or 81%, and contract drilling expense increased by $3.1 million, or 47%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in average day rate to $365,496 from $200,188 in the comparable prior year quarter, as ENSCO 7500 began earning a significantly higher day rate during February 2008. The increase in contract drilling expense is primarily due to increased repair and maintenance expense and personnel costs.

       For the six-month period ended June 30, 2008, revenues for ENSCO 7500 increased by $21.5 million, or 60%, and contract drilling expense increased by $5.5 million, or 43%, as compared to the prior year period. The increase in revenues was due to an increase in average day rate to $323,215 from $197,977 in the comparable prior year period, as ENSCO 7500 began earning a significantly higher day rate during February 2008. The increase in contract drilling expense was primarily due to increased personnel costs and repair and maintenance expense. Beginning in the second quarter of 2007, ENSCO 7500 staffing levels were increased to facilitate training in preparation for delivery of our ENSCO 8500 Series® rigs.

Depreciation

       Depreciation expense for the quarter ended June 30, 2008 increased by $1.6 million, or 3%, as compared to the prior year quarter. The increase was primarily attributable to depreciation associated with ENSCO 83 and ENSCO 93 capital enhancement and upgrade projects completed during the second quarter of 2007 and first quarter of 2008, respectively.

       Depreciation expense for the six-month period ended June 30, 2008 increased by $4.0 million, or 4%, as compared to the prior year period. The increase was primarily attributable to depreciation associated with the ENSCO 83 and ENSCO 93 capital enhancement projects, depreciation on ENSCO 108, which was placed into service in April 2007, and depreciation on other minor upgrades and improvements completed subsequent to the second quarter of 2007.

General and Administrative

       General and administrative expense for the quarter ended June 30, 2008 decreased by $5.3 million, or 28%, as compared to the prior year quarter. The decrease was attributable to a $6.8 million expense incurred during the prior year quarter in connection with a retirement agreement with our former Chairman and Chief Executive Officer, partially offset by increased professional fees.

       General and administrative expense for the six-month period ended June 30, 2008 decreased by $8.6 million, or 25%, as compared to the prior year period. The decrease was attributable to a $10.7 million expense incurred during the prior year period in connection with a retirement agreement with our former Chairman and Chief Executive Officer, partially offset by increased professional fees.

Other Income (Expense)

       The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2008 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$3.7	$6.3	$ 8.7	$12.5
Interest expense, net:
Interest expense	(5.1)	(8.2)	(10.8)	(16.8)
Capitalized interest	5.1	7.4	10.8	14.9

	--	(.8)	--	(1.9)
Other, net	3.1	2.3	2.6	6.8

	$6.8	$7.8	$11.3	$17.4

       Interest income for the three-month and six-month periods ended June 30, 2008 decreased as compared to the respective prior year periods due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense decreased during the same periods due to a decrease in outstanding debt.

       Other, net, for the quarter ended June 30, 2008 included net foreign currency exchange gains of $3.3 million. Other, net, for the six-month period ended June 30, 2008 included net foreign currency exchange gains of $5.8 million, partially offset by an unrealized loss of $3.3 million associated with the valuation of our auction rate securities. Our fair value measurements are discussed in Note 8 to the condensed consolidated financial statements.

       Other, net, for the three-month and six-month periods ended June 30, 2007 included net foreign currency exchange gains of $1.6 million and $2.7 million, respectively. Other, net, for the six-month period ended June 30, 2007 also included a $3.1 million net gain resulting from the settlement of litigation we initiated in relation to a non-operational dispute with a third party service provider.

Provision for Income Taxes

       The provision for income taxes for the quarter ended June 30, 2008 increased by $3.3 million as compared to the prior year quarter. The increase was attributable to increased profitability, partially offset by a reduction in the effective tax rate from 20.9% for the quarter ended June 30, 2007 to 19.2% for the quarter ended June 30, 2008 due to an increase in the relative portion of our earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

       The provision for income taxes for the six-month period ended June 30, 2008 decreased by $2.3 million as compared to the prior year period. The decrease was attributable to a reduction in the effective tax rate from 21.7% for the six-month period ended June 30, 2007 to 18.9% for the six-month period ended June 30, 2008 due to an increase in the relative portion of our earnings generated by foreign subsidiaries as noted above, partially offset by increased profitability.

Fair Value Measurements

       Our auction rate securities were measured at fair value using significant Level 3 inputs as of June 30, 2008. See Note 3 to our condensed consolidated financial statements for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of June 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of June 30, 2008. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment in these securities indefinitely. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of June 30, 2008 was appropriate.

       Based on the results of our fair value measurement, we recognized unrealized losses of $200,000 and $3.3 million for the three-month and six-month periods ended June 30, 2008, respectively, included in other, net, in our condensed consolidated statements of income. The carrying value of our auction rate securities classified as long-term investments on our condensed consolidated balance sheet was $70.0 million as of June 30, 2008.

       The unrealized losses of $200,000 and $3.3 million recognized for the three-month and six-month periods ended June 30, 2008, respectively, resulted primarily from the liquidity risk (rather than credit risk) of our auction rate securities. Therefore, we anticipate realizing the par value of our auction rate securities because we intend to hold them until they are redeemed or until they can be sold in a market that facilitates orderly transactions.

       Assets measured at fair value using significant Level 3 inputs constituted 1.3% of our total assets as of June 30, 2008. No assets or liabilities were valued using Level 3 inputs as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business is cyclical, we have historically relied on our cash flow from operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs in general, and as respects the ENSCO 8500 Series® rigs in particular.

       During the six-month period ended June 30, 2008, our primary sources of cash included $412.1 million generated from operations and $26.6 million from the exercise of share options. Our primary uses of cash for the same period included $414.7 million for the construction, enhancement and other improvement of our drilling rigs and $111.2 million for the repurchase of common stock.

       During the six-month period ended June 30, 2007, our primary sources of cash included $532.4 million generated from operations and $25.3 million from the exercise of share options. Our primary uses of cash for the same period included $290.3 million for the construction, enhancement and other improvement of drilling rigs and $277.9 million for the repurchase of common stock.

       Detailed explanations of our liquidity and capital resources for the six-month periods ended June 30, 2008 and 2007 are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from operations and capital expenditures for the six-month periods ended June 30, 2008 and 2007 were as follows (in millions):

	Six Months Ended
	June 30,
	2008	2007

Cash flow from operations	$412.1	$532.4

Capital expenditures
New rig construction	$345.3	$216.3
Rig enhancements	22.1	31.9
Minor upgrades and improvements	47.3	42.1

	$414.7	$290.3

       Cash flow from operations decreased by $120.3 million, or 23%, for the six-month period ended June 30, 2008 as compared to the prior year period. The decrease resulted primarily from a $73.3 million increase in our investment in auction rate securities, a $136.9 million increase in cash payments related to income taxes and an $83.1 million increase in cash payments related to contract drilling expenses, partially offset by a $166.7 million increase in cash receipts from drilling services.

       We continue to expand the size and quality of our drilling rig fleet. We have six ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the third quarter of 2008, the second and fourth quarters of 2009, the third quarter of 2010, the second half of 2011 and the first half of 2012. The first four rigs to be delivered have secured long-term drilling contracts in the Gulf of Mexico.

        Based on our current projections, we expect capital expenditures in 2008 to include approximately $590.0 million for construction of our six ENSCO 8500® Series rigs, approximately $25.0 million for rig enhancement projects and approximately $110.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Contractual Obligations

        In May 2008, we entered into an agreement to construct ENSCO 8504 for a total contractual commitment of $476.3 million. Of this amount, $95.2 million is due in 2008, $142.9 million is due in 2009 and an aggregate $238.2 million is due in the years 2010 and 2011. In June 2008, we entered into an agreement to construct ENSCO 8505 for a total contractual commitment of $503.9 million. Of this amount, $75.5 million is due in 2008, $75.6 million is due in 2009 and an aggregate $352.8 million is due in the years 2010, 2011 and 2012. We expect to fund these commitments from our existing cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratio as of June 30, 2008 and December 31, 2007 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2008	2007

Long-term debt	$ 282.8	$ 291.4
Total capital*	4,531.3	4,043.4
Long-term debt to total capital	6.2%	7.2%
*Total capital includes long-term debt and stockholders' equity.

        In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the supplemental authorization to repurchase an additional $500.0 million of our outstanding common stock.

        From inception of our stock repurchase programs in March 2006 through December 31, 2007, we repurchased an aggregate 12.8 million shares at a cost of $681.6 million (an average cost of $53.05 per share). During the six-month period ended June 30, 2008, we repurchased approximately 1.5 million shares of our common stock at a cost of $108.0 million (an average cost of $72.43 per share). As of June 30, 2008, $210.4 million of the supplemental authorization remained available for repurchases of our outstanding common stock.

Liquidity Our liquidity position as of June 30, 2008 and December 31, 2007 is summarized in the table below (in millions, except ratios):
	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$531.6	$629.5
Working capital	826.1	625.8
Current ratio	4.4	2.2

        We expect to fund our short-term liquidity needs, including contractual obligations, anticipated capital expenditures, stock repurchases and dividends as well as any working capital requirements, from our cash and cash equivalents and operating cash flow.

       We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       We have historically funded the majority of our liquidity from operating cash flow. We anticipate a substantial amount of our cash flow in the near to intermediate-term will continue to be invested in the expansion of our deepwater semisubmersible rig fleet and used to repurchase our outstanding common stock under the $500.0 million supplemental authorization, of which, $210.4 million remained available for repurchases as of June 30, 2008. While future operating cash flow cannot be accurately predicted, based on our contractual backlog and current industry conditions, management expects our long-term liquidity will continue to be funded primarily from operating cash flow.

       In addition to $531.6 million of cash and cash equivalents, we also held $73.3 million (par value) of investments in auction rate securities as of June 30, 2008 classified as long-term investments on our condensed consolidated balance sheet. Although we acquired these securities with the intention of selling them in the near term, we plan to hold them until they can be sold in a market that facilitates orderly transactions. We do not expect to experience liquidity problems if we hold these securities indefinitely. See Note 3 to the condensed consolidated financial statements for additional information on our auction rate securities.

MARKET RISK

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We also employ various strategies, including the use of derivative instruments, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We also utilize derivative instruments to hedge forecasted foreign currency denominated transactions. As of June 30, 2008, we had contracts outstanding to exchange an aggregate $235.4 million U.S. dollars for various foreign currencies, all of which mature during the next fourteen months. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, the net unrealized loss associated with our foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of June 30, 2008 would approximate $38.8 million.

       We currently have six semisubmersible rigs under construction with a major international shipyard in Singapore. As of June 30, 2008, approximately $275.0 million of the aggregate remaining contractual obligations associated with these construction projects were denominated in Singapore dollars and only $45.0 million of the Singapore dollar denominated contractual obligations have been hedged through foreign currency exchange contracts. However, $210.0 million of our cash and cash equivalents as of June 30, 2008 was denominated in Singapore dollars, and we intend to use these funds to meet our Singapore dollar denominated contractual obligations. Our earnings will be subject to fluctuations caused by changes in the U.S. dollar to Singapore dollar exchange rate until the Singapore dollar denominated contractual obligations have been satisfied.

       We utilize derivative instruments and undertake foreign currency hedging activities in accordance with our established policies for the management of market risk. We do not enter into derivative instruments for trading or other speculative purposes. We believe that our use of derivative instruments and related hedging activities does not expose us to material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other material market rate or price risk.

        We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash balances exposes us to market risk. We held $73.3 million (par value) of auction rate securities with a carrying value of $70.0 million as of June 30, 2008. During 2008, auctions for our auction rate securities failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. We intend to hold these securities until they can be sold in a market that facilitates orderly transactions and due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods. See Note 3 to the condensed consolidated financial statements for additional information on our auction rate securities.

CRITICAL ACCOUNTING POLICIES

       The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our most critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of June 30, 2008, the carrying value of our property and equipment totaled $3,597.0 million, which represented 69% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

       We develop and apply property and equipment accounting policies that are designed to appropriately and consistently capitalize those costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair or maintain the existing condition or useful lives of our assets. The development and application of such policies requires judgments and assumptions by management relative to the nature of, and benefits from, expenditures on our assets. We establish property and equipment accounting policies that are designed to depreciate our assets over their estimated useful lives. The judgments and assumptions used by management in determining the estimated useful lives of our property and equipment reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, judgments and assumptions in the establishment of our property and equipment accounting policies, especially those involving the useful lives of our rigs, would likely result in materially different carrying values of assets and operating results.

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

       We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event we dispose of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on our goodwill impairment analysis performed as of December 31, 2007, there was no impairment of goodwill. No events or changes in circumstances indicating a potential impairment were identified during the six-month period ended June 30, 2008.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by our drilling rigs and are based on management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of our drilling rigs. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and operating results.

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. As of June 30, 2008, we had a $345.4 million net deferred income tax liability, a $38.0 million liability for income taxes currently payable and an $18.3 million liability for unrecognized tax benefits.

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

       The carrying values of liabilities for income taxes currently payable and unrecognized tax benefits reflect our application of the provisions of FIN 48 and are based on management's interpretation of applicable tax laws and incorporate management's judgments and assumptions regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, judgments and assumptions in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and operating results.

       We operate in many international jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are frequently finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years, the portion of our overall operations conducted in international tax jurisdictions has increased.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and are frequently reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS calculations or disclosures.

       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative and Hedging Activities" ("SFAS 161"). This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to change the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will result in increased financial statement disclosures, but will not affect our financial position, operating results or cash flows.

       In February 2008, the FASB issued FASB Staff Position 157-2 "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on our financial position, operating results or cash flows. See Note 8 to the condensed consolidated financial statements. We do not expect adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on our financial position, operating results or cash flows.

       In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. The effect of adoption of this standard will be limited to any acquisitions which close subsequent to December 31, 2008.

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

       During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. FCPA. Our Audit Committee has engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist the Audit Committee and management in the internal investigation.

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

       The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of selected personnel. Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low range of the estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

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

       In addition to the pending cases in Mississippi, in January 2008 we assumed the defense and indemnity of two parties that formerly held an interest in a predecessor company named in Dick Friend vs. Baker Hughes Oilfield Operation, Inc., et al, including without limitation, the Nelson Bunker Hunt Trust Estate and Penrod Drilling Company, a lawsuit pending in the Superior Court of the State of California. The assumption of their defense and indemnity arises pursuant to the terms and conditions of an Assumption Agreement given by Penrod, the predecessor of one of the Company's subsidiaries. The plaintiff seeks monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. (Plaintiff alleges employment with Penrod in 1980 and 1981.) Inasmuch as the discovery process is underway, it is difficult to assess the exposure or predict the outcome of this lawsuit which has been scheduled for trial in August 2008. While management believes we have established adequate reserves for any liabilities that may result from the final disposition of the lawsuit and does not expect the final disposition to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

Item 1A.   Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below.

       During the quarter ended June 30, 2008, we entered into agreements to construct ENSCO 8504 and ENSCO 8505 with a major international shipyard in Singapore. We currently have six ultra-deepwater semisubmersible rigs under construction at a single shipyard. We have updated the associated risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2007, as noted below:

RIG CONSTRUCTION, UPGRADE AND ENHANCEMENT PROJECTS ARE SUBJECT TO RISKS INCLUDING DELAYS AND COST OVERRUNS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS. THE RISKS ARE CONCENTRATED BECAUSE OUR SIX SEMISUBMERSIBLE RIGS CURRENTLY UNDER CONSTRUCTION ARE AT A SINGLE SHIPYARD IN SINGAPORE.

       We currently have six ultra-deepwater semisubmersible rigs under construction. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. Rig construction, upgrade, life extension and repair projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

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
Our risks are concentrated because our six ultra-deepwater semisubmersible rigs currently under construction are at a single shipyard in Singapore.

WE HAVE INVESTED A PORTION OF OUR CASH IN AUCTION RATE SECURITIES, THE MARKET FOR WHICH HAS BECOME ILLIQUID. ALTHOUGH WE ACQUIRED THESE SECURITIES WITH THE INTENTION OF SELLING THEM IN THE NEAR TERM, WE MAY BE REQUIRED TO HOLD THEM INDEFINITELY IN ORDER TO REALIZE THEIR PAR VALUES.

       As of June 30, 2008, we held $73.3 million (par value) of auction rate securities. During 2008, auctions for our auction rate securities failed with the exception of an auction of $4.7 million of our auction rate securities which was successful in June 2008. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

       All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $69.5 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the FFELP. The remaining $3.8 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity are affecting the entire auction rate securities market, and we are currently unable to determine whether these conditions will be temporary. Some issuers have recently refinanced their auction rate securities and other issuers are in the process of doing so. In April 2008, $5.0 million of our auction rate securities were redeemed in full, but we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance. Some broker/dealers have indicated they plan to develop secondary markets for auction rate securities, but we are currently unable to determine whether such plans will succeed or if alternate markets that provide for orderly purchases and sales of auction rate securities will otherwise develop. Although we acquired our auction rate securities with the intention of selling them in the near term, we do not expect to experience liquidity problems or alter any business plans if we maintain our investment in these securities indefinitely. Our auction rate securities have final maturity dates ranging from 2025 to 2047.

       We expect to fund short-term and long-term liquidity needs from our cash and cash equivalents totaling $531.6 million as of June 30, 2008, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risks noted above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below provides a summary of our repurchases of common stock during the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April 1 - April 30	3,873	$63.88	--	$318,000,000
May 1 - May 31	760,602	68.42	760,000	$266,000,000
June 1 - June 30	770,754	76.35	730,000	$210,000,000

Total	1,535,229	$72.39	1,490,000

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the supplemental authorization to repurchase an additional $500.0 million of our outstanding common stock. Under the supplemental authorization, we repurchased 1.5 million shares of our common stock at a cost of $108.0 million (an average of $72.43 per share) during the quarter ended June 30, 2008.

       We repurchased 45,229 shares at an average cost of $70.90 per share during the quarter ended June 30, 2008 from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

Item 4.   Submission of Matters to a Vote of Security Holders

       We held our Annual Meeting of Stockholders on May 22, 2008 (the "2008 Annual Meeting"). There were 144,034,694 shares of our common stock entitled to vote at the 2008 Annual Meeting based on the March 24, 2008 record date, of which 120,602,188 shares, or approximately 84%, were present and voting in person or by proxy at the 2008 Annual Meeting. The following matters, detailed descriptions of which were contained in our proxy statement dated April 1, 2008, were voted on at the 2008 Annual Meeting:

(i)	Election of three Class II Directors, each for a three-year term:

	Votes For	Votes Against	Votes Abstain

J. Roderick Clark	118,450,735	868,630	1,282,823

Daniel W. Rabun	117,215,609	2,110,119	1,276,460

Keith O. Rattie	118,564,931	751,870	1,285,387

Election of one Class I Director, for the remaining one-year of a three-year term:

	Votes For	Votes Against	Votes Abstain

C. Christopher Gaut	118,560,868	766,546	1,274,774

The terms of the following Directors continued after the meeting: Gerald W. Haddock, Paul E. Rowsey, III, David M. Carmichael, Thomas L. Kelly II and Rita M. Rodriguez.
(ii)	Ratification of the Audit Committee's appointment of KPMG LLP as the Company's independent registered public accounting firm for 2008:

Votes For	Votes Against	Votes Abstain

119,015,694	278,766	1,307,728

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-08097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-08097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.4	Form of Note (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
4.5	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
*10.1	Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan, dated as of May 21, 2008.
*10.2	Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated as of May 21, 2008.
*10.3	Employment Offer Letter dated May 19, 2008 and accepted on May 22, 2008 between the Registrant and Mark Burns.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 24, 2008	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ H. E. MALONE, JR. H. E. Malone, Jr. Vice President - Finance

/s/ DAVID A. ARMOUR David A. Armour Controller
43