Form 10-Q
period 2008-09-30
ENSCO INTERNATIONAL INC
filed 2008-10-23
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 141,822,472 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 22, 2008.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, day rates, utilization, revenues, operating expenses, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future construction (including construction in progress and completion thereof), enhancement, upgrade or repair of rigs and timing thereof; future mobilization, relocation or other movement of rigs and timing thereof; future availability or suitability of rigs and timing thereof; and statements regarding the likely outcome of litigation, legal proceedings, investigations or claims and timing thereof.

      Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the current global economic crisis and its impact on capital markets and liquidity,
•	prices of oil and natural gas in general, and the recent precipitous decline in prices in particular, and the impact of commodity prices upon future levels of drilling activity and expenditures,
•	material changes in recognition of revenue resulting from the deferral of revenues payable by our customers for mobilization of our drilling rigs, waiting on weather or time in shipyards that are deferred until we commence drilling operations,
•	excess rig availability or supply resulting from delivery of new drilling rigs,
•	heavy concentration of our rig fleet in premium jackups,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and gas drilling,
•	operational risks, including hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general, and in foreign jurisdictions in particular,
•	renegotiation, nullification or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	changes in the dates new contracts actually commence,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to or enter service,
•	risks inherent to domestic and foreign shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single foreign shipyard, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	availability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses, whether related to hurricane equipment damage, losses or liabilities (including wreckage or debris removal) in the Gulf of Mexico or otherwise, that may arise in the future which are not covered by insurance or indemnity in whole or in part,
•	limited availability of economic insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulation affecting the oil and gas industry in general and our operations in particular, including taxation as well as repeal or modification of same,
•	political and economic uncertainties,
•	our ability to attract and retain skilled personnel,
•	expropriation, nationalization, deprivation, terrorism or military action impacting our operations, assets or financial performance,
•	outcome of litigation, legal proceedings, investigations or claims,
•	adverse changes in foreign currency exchange rates, and
•	potential reduction in fair value of our auction rate securities.

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

We have reviewed the accompanying condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of September 30, 2008, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
October 23, 2008

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	September 30,
	2008	2007

OPERATING REVENUES	$635.8	$536.4

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	193.4	175.5
Depreciation	47.7	46.2
General and administrative	15.2	11.5

	256.3	233.2

OPERATING INCOME	379.5	303.2

OTHER INCOME (EXPENSE)
Interest income	3.2	7.1
Interest expense, net	--	--
Other, net	(9.7)	2.7

	(6.5)	9.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	373.0	313.0

PROVISION FOR INCOME TAXES
Current income tax expense	61.7	47.4
Deferred income tax expense	10.1	6.2

	71.8	53.6

INCOME FROM CONTINUING OPERATIONS	301.2	259.4

DISCONTINUED OPERATIONS
Income from discontinued operations, net	4.6	7.3
Loss on disposal of discontinued operations, net	(23.5)	--

	(18.9)	7.3

NET INCOME	$282.3	$266.7

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$2.13	$1.78
Discontinued operations	(.13)	.05

	$2.00	$1.83

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$2.13	$1.77
Discontinued operations	(.13)	.05

	$1.99	$1.82

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.1	145.9
Diluted	141.6	146.6

CASH DIVIDENDS PER COMMON SHARE	$.025	$.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING REVENUES	$1,828.3	$1,570.9

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	591.5	500.6
Depreciation	141.6	136.0
General and administrative	41.7	46.6

	774.8	683.2

OPERATING INCOME	1,053.5	887.7

OTHER INCOME (EXPENSE)
Interest income	11.9	19.6
Interest expense, net	--	(1.9)
Other, net	(7.1)	9.5

	4.8	27.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,058.3	914.9

PROVISION FOR INCOME TAXES
Current income tax expense	182.3	178.0
Deferred income tax expense	16.5	3.6

	198.8	181.6

INCOME FROM CONTINUING OPERATIONS	859.5	733.3

DISCONTINUED OPERATIONS
Income from discontinued operations, net	15.0	20.1
Loss on disposal of discontinued operations, net	(23.5)	--

	(8.5)	20.1

NET INCOME	$851.0	$753.4

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$6.04	$4.96
Discontinued operations	(.06)	.14

	$5.98	$5.10

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$6.03	$4.94
Discontinued operations	(.06)	.14

	$5.97	$5.08

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	142.2	147.8
Diluted	142.6	148.4

CASH DIVIDENDS PER COMMON SHARE	$.075	$.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 447.6	$ 629.5
Short-term investments	38.4	--
Accounts receivable, net	519.5	383.2
Other	126.3	116.6

Total current assets	1,131.8	1,129.3

PROPERTY AND EQUIPMENT, AT COST	5,233.0	4,704.7
Less accumulated depreciation	1,458.6	1,345.8

Property and equipment, net	3,774.4	3,358.9

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	70.2	--

OTHER ASSETS, NET	144.6	144.4

	$5,457.2	$4,968.8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 24.7	$ 18.8
Accrued liabilities and other	320.5	465.6
Current maturities of long-term debt	17.2	19.1

Total current liabilities	362.4	503.5

LONG-TERM DEBT	282.9	291.4

DEFERRED INCOME TAXES	346.7	352.0

OTHER LIABILITIES	89.1	69.9

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized,
none issued	--	--
Common stock, $.10 par value, 250.0 million shares
authorized, 181.9 million and 180.3 million shares issued	18.2	18.0
Additional paid-in capital	1,753.9	1,700.5
Retained earnings	3,817.8	2,977.5
Accumulated other comprehensive loss	(14.5)	(4.2)
Treasury stock, at cost, 40.1 million shares and 36.4
million shares	(1,199.3)	(939.8)

Total stockholders' equity	4,376.1	3,752.0

	$5,457.2	$4,968.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$851.0	$753.4
Adjustments to reconcile net income to net cash provided by
operating activities of continuing operations:
Depreciation expense	141.6	136.0
Amortization expense	24.6	7.0
Share-based compensation expense	21.1	30.1
Deferred income tax expense	16.5	3.6
Excess tax benefit from share-based compensation	(5.3)	(5.5)
Unrealized loss on trading securities	3.0	--
Income from discontinued operations, net	(15.0)	(20.1)
Loss on disposal of discontinued operations, net	23.5	--
Other	.1	.1
Changes in operating assets and liabilities:
Increase in accounts receivable	(86.6)	(97.0)
Increase in investments designated as trading securities	(73.2)	--
Increase in other assets	(31.2)	(25.7)
Increase in accounts payable	5.9	15.4
(Decrease) increase in accrued liabilities and other	(132.6)	46.7

Net cash provided by operating activities of continuing operations	743.4	844.0

INVESTING ACTIVITIES
Additions to property and equipment	(654.1)	(407.6)
Purchases of short-term investments	(38.4)	--
Proceeds from disposition of assets	5.1	5.6

Net cash used in investing activities	(687.4)	(402.0)

FINANCING ACTIVITIES
Repurchases of common stock	(259.5)	(423.3)
Proceeds from exercise of stock options	27.3	29.8
Cash dividends paid	(10.7)	(11.2)
Reduction of long-term borrowings	(10.5)	(8.6)
Excess tax benefit from share-based compensation	5.3	5.5

Net cash used in financing activities	(248.1)	(407.8)

Effect of exchange rate changes on cash and cash equivalents	(7.6)	(.1)
Net cash provided by operating activities of discontinued operations	17.8	23.0

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181.9)	57.1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	629.5	565.8

CASH AND CASH EQUIVALENTS, END OF PERIOD	$447.6	$622.9

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

       The financial data for the three-month and nine-month periods ended September 30, 2008 and 2007 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Note 2 - Earnings Per Share

       For the three-month and nine-month periods ended September 30, 2008 and 2007, there were no adjustments to net income for purposes of computing basic and diluted earnings per share ("EPS"). The following table is a reconciliation of the weighted-average common shares used in the basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Weighted-average common shares - basic	141.1	145.9	142.2	147.8
Potentially dilutive common shares:
Non-vested share awards	.2	.2	--	.1
Share options	.3	.5	.4	.5

Weighted-average common shares - diluted	141.6	146.6	142.6	148.4

       Antidilutive shares of 832,000 and 511,000 for the three-month periods ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share. Antidilutive shares of 758,000 and 519,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share.

       In June 2008, the FASB issued Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and will require retrospective adjustment for all comparable prior periods presented. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS computations or disclosures.

Note 3 - Cash Equivalents and Short-Term Investments

       As of September 30, 2008, we held $194.6 million of Singapore dollar denominated time deposits, of which $38.4 million had initial maturities in excess of three months and were classified as short-term investments on our September 30, 2008 condensed consolidated balance sheet. The remaining $156.2 million of Singapore dollar denominated time deposits, with initial maturities of three months or less, were included in cash and cash equivalents on our September 30, 2008 condensed consolidated balance sheet. Cash flows from purchases of short-term investments were classified as investing activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008.

       Our investment in time deposits is diversified across six major international banks. Each of these institutions maintains long-term credit ratings of Aa or Aaa from Moody's Investor Service. Our time deposits are held to fund future Singapore dollar denominated payment obligations under our shipyard contracts for the construction of our ENSCO 8500 Series® rigs.

       Due to recent strengthening of the U.S. dollar relative to the Singapore dollar, we recognized foreign currency exchange losses on our Singapore dollar denominated time deposits of $10.4 million during the third quarter of 2008, which were included in other, net, in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008.

Note 4 - Accounts Receivable

       Accounts receivable, net, as of September 30, 2008 included a $50.0 million receivable for recovery of costs from insurance and contractual indemnity associated with ENSCO 74, which was presumed to be an actual loss or constructive total loss as a result of Hurricane Ike in September 2008. See "Note 11 - Discontinued Operations" for additional information concerning ENSCO 74.

Note 5 - Long-Term Investments

       As of September 30, 2008, we held $73.2 million (par value) of long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities"). Our auction rate securities were originally acquired in January 2008 and have final maturity dates ranging from 2025 to 2047. We did not own auction rate securities as of December 31, 2007.

       Auctions for our auction rate securities failed beginning in February 2008. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. Auctions for our auction rate securities continued to fail during the second and third quarters, with the exception of the successful auction of $4.7 million of our securities in June 2008.

       Our investments in auction rate securities as of September 30, 2008 were diversified across sixteen separate issues and each issue maintains scheduled interest rate auctions in either 28-day or 35-day intervals. All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $69.5 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program ("FFELP"). The remaining $3.7 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity have affected the entire auction rate securities market, and we are currently unable to determine whether these conditions will be temporary. While it is estimated that approximately one third of the $330.0 billion auction rate securities market has been refinanced, student loan supported auction rate securities remain mostly constrained and illiquid. Although $5.1 million of our student loan supported auction rate securities were redeemed at par value during the nine-month period ended September 30, 2008, we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance.

       Some broker/dealers previously indicated that they planned to develop secondary markets for auction rate securities, but no such market has materialized. Consequently, we are currently unable to determine if alternate markets that provide for orderly purchases and sales of auction rate securities will develop. Several major brokerage firms recently announced regulatory settlements in which they will initially offer to repurchase auction rate securities from retail investors, charities and small businesses, and use best efforts to provide liquidity to institutional investors within the next several years. However, we are currently unable to determine whether these brokerage firms will be able to comply with the terms of their regulatory settlements. Although we acquired our auction rate securities with the intention of selling them in the near term, due to the aforementioned uncertainties, our auction rate securities were classified as long-term investments on our condensed consolidated balance sheet as of September 30, 2008.

       Upon acquisition in January 2008, we designated our auction rate securities as trading securities in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities (as amended)" ("SFAS 115") as it was our intent to sell them in the near term. Due to illiquidity in the auction rate securities market, as discussed above, we intend to hold our auction rate securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. Although we will hold our auction rate securities longer than originally anticipated, we continue to designate them as trading securities.

       Our auction rate securities were measured at fair value as of September 30, 2008, and unrealized gains of $300,000 for the three-month period ended September 30, 2008 and unrealized losses of $3.0 million for the nine-month period ended September 30, 2008 were included in other, net, in our condensed consolidated statements of income. The carrying value of our auction rate securities was $70.2 million as of September 30, 2008. Cash flows from purchases and sales of our auction rate securities were classified as operating activities in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008. See "Note 9 - Fair Value Measurements" for additional information concerning fair value measurement of our auction rate securities.

Note 6 - Accrued Liabilities and Other

Accrued liabilities and other as of September 30, 2008 and December 31, 2007 consisted of the following (in millions):
	September 30,	December 31,
	2008	2007

Taxes	$ 54.0	$195.1
Capital expenditures	87.6	96.1
Personnel	46.0	49.6
Deferred and prepaid revenue	44.8	61.2
Other operating expenses	80.4	58.8
Other	7.7	4.8

	$320.5	$465.6

Note 7 - Stockholders' Equity

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors authorized the repurchase of an additional $500.0 million of our outstanding common stock (the "2007 authorization"). In September 2008, our Board of Directors authorized the repurchase of an additional $500.0 million of our outstanding common stock (the "2008 authorization").

       During the nine-month period ended September 30, 2008, we repurchased 3.7 million shares of our common stock at a cost of $256.0 million (an average cost of $69.92 per share) under the 2007 authorization, including 2.2 million shares of our common stock at a cost of $148.0 million (an average cost of $68.20 per share) during the quarter ended September 30, 2008. As of September 30, 2008 and December 31, 2007, the outstanding shares of our common stock, net of treasury shares, were 141.8 million and 143.9 million, respectively.

Note 8 - Comprehensive Income

       The components of comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$282.3	$266.7	$851.0	$753.4
Other comprehensive income:
Net change in fair value of derivatives	(11.7)	1.2	(6.3)	4.7
Reclassification of unrealized gains and losses on
derivatives from other comprehensive loss
(income) into net income	.2	(.1)	(4.0)	(1.2)

Net other comprehensive (loss) income	(11.5)	1.1	(10.3)	3.5

Comprehensive income	$270.8	$267.8	$840.7	$756.9

       Accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 was comprised of net unrealized losses on derivative instruments, net of tax. As of September 30, 2008, the estimated amount of net unrealized losses on derivative instruments, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$7.6
Net unrealized losses to be reclassified to interest expense	.7

Net unrealized losses to be reclassified to earnings	$8.3

Note 9 - Fair Value Measurements

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

       In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP FAS 157-3"), which amended SFAS 157 by clarifying the application of SFAS 157 when the market for a financial asset is inactive. FSP FAS 157-3 became effective upon issuance, including prior periods for which financial statements had not been issued. Adoption of FSP FAS 157-3 did not have a material effect on our fair value measurements as of September 30, 2008.

       The following fair value hierarchy table categorizes information regarding our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and December 31, 2007 (in millions):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2008
Trading securities	$ --	$ --	$70.2	$70.2

Total financial assets	$ --	$ --	$70.2	$70.2

Derivative instruments, net	$ --	$13.9	$ --	$13.9

Total financial liabilities	$ --	$13.9	$ --	$13.9

As of December 31, 2007
Derivative instruments, net	$ --	$ 4.6	$ --	$ 4.6

Total financial assets	$ --	$ 4.6	$ --	$ 4.6

       Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008. See "Note 5 - Long-Term Investments" for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three-month and nine-month periods ended September 30, 2008 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Beginning Balance	$70.0	$ --
(Sales) purchases, net	(.1)	73.2
Unrealized gains (losses)(*)	.3	(3.0)
Realized losses	--	--
Transfers in and/or out of Level 3	--	--

Balance as of September 30, 2008	$70.2	$70.2

(*)	Unrealized gains (losses) are included in other, net, in the condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurements, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of September 30, 2008. Accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of September 30, 2008. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 97% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs and, therefore, we did not utilize them in measuring the fair value of our auction rate securities as of September 30, 2008.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of September 30, 2008. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that our Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment in these securities indefinitely.

Note 10 - Income Taxes

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

       In accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), tax positions are evaluated for recognition using a more-likely-than-not threshold. Tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Unrecognized tax benefits totaled $27.2 million and $13.5 million as of September 30, 2008 and December 31, 2007, respectively, and were included in other liabilities on our condensed consolidated balance sheets. As of September 30, 2008, $21.8 million of the $27.2 million of unrecognized tax benefits would impact our effective tax rate if recognized.

       Accrued interest and penalties totaled $13.7 million and $19.2 million as of September 30, 2008 and December 31, 2007, respectively, and were included in other liabilities on our condensed consolidated balance sheets. We recognized net expense of $700,000 and a net benefit of $6.2 million associated with interest and penalties for the three-month and nine-month periods ended September 30, 2008, respectively. Interest and penalties are included in current income tax expense in our condensed consolidated statements of income.

       In connection with an examination of a prior period tax return, we recognized a $5.4 million liability for unrecognized tax benefits associated with certain tax positions taken in prior years, which resulted in an $8.9 million net income tax expense, inclusive of interest and penalties, during the nine-month period ended September 30, 2008.

       Statutes of limitations applicable to certain of our tax positions lapsed resulting in a $2.9 million decrease in unrecognized tax benefits and an $11.5 million net income tax benefit, inclusive of interest and penalties, during the nine-month period ended September 30, 2008.

       Statutes of limitations applicable to certain of our remaining tax positions may lapse during the next twelve months, therefore, it is reasonably possible that our unrecognized tax benefits will decrease by an aggregate $3.0 million associated with these tax positions during the next twelve months. Accrued interest and penalties related to these tax positions totaled $5.2 million as of September 30, 2008.

    Intercompany Transfer of Drilling Rigs

       In December 2007, we transferred ownership of three drilling rigs among two of our subsidiaries. The income tax liability attributable to the gain resulting from the intercompany sale totaled $96.5 million and was paid by the selling subsidiary during 2008. The pre-tax profit of the selling subsidiary resulting from the intercompany sale was eliminated from our condensed consolidated financial statements. Similarly, the carrying value of the rigs in our condensed consolidated financial statements remained at the historical net depreciated cost prior to the intercompany sale and did not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary.

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

       As of September 30, 2008, the unamortized balance associated with the deferred charge for income taxes paid in connection with the intercompany transfer of drilling rigs totaled $80.0 million and was included in other assets, net, on our condensed consolidated balance sheet. Current income tax expense for the three-month and nine-month periods ended September 30, 2008 included $5.2 million and $15.7 million, respectively, of amortization of the deferred charge for income taxes paid.

Note 11 - Discontinued Operations

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and is now presumed to have sunk in the Gulf of Mexico. Portions of the rig's legs remain underwater adjacent to the customer's platform and the hull has not been located despite search efforts by us and third parties. Management has concluded the rig to be an actual loss or constructive total loss under the terms of our insurance policies based on the condition of the legs and the inability to locate the rig's hull.

       Physical damage to our rigs caused by a hurricane, the associated costs to mitigate the insured loss ("sue and labor"), and removal, salvage and recovery costs, are all covered by our property insurance policies subject to a $50.0 million per occurrence retention (deductible). The insured value of ENSCO 74 is $100.0 million. Additional coverage for ENSCO 74 sue and labor costs and wreckage and debris removal costs under our property insurance policies is limited to $25.0 million and $50.0 million, respectively. Supplemental wreckage and debris removal coverage is provided under our liability insurance policies, subject to an annual aggregate limit of $500.0 million. We also have a customer contractual indemnification that provides for reimbursement of any ENSCO 74 wreckage and debris removal costs that are not recovered under our insurance policies.

       Management believes it is probable that we will be required to remove the remaining leg sections of ENSCO 74 from the drill site because the legs are adjacent to the customer's platform and may interfere with future operations. Management estimates that the leg removal costs could range from $15.0 million to $30.0 million. Therefore, a $15.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs, was recognized during the third quarter of 2008. The liability was included in accrued liabilities and other and the receivable was included in other assets, net, on our September 30, 2008 condensed consolidated balance sheet.

       The following table summarizes the pre-tax loss incurred on the disposal of ENSCO 74 during the three-month period ended September 30, 2008 (in millions):

ENSCO 74 net book value	$86.2
Leg removal costs	15.0
Sue and labor costs	.5

101.7

Less recoveries:
Rig	100.0
Leg removal	15.0
Sue and labor	.5
Insurance retention	(50.0)

65.5

Pre-tax loss on disposal of discontinued operations	$36.2

       The loss was included in loss on disposal of discontinued operations, net, in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008. The operating results of ENSCO 74 were reclassified as discontinued operations in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007.

       We may incur additional costs or liabilities associated with the ENSCO 74 hull, including costs for removal of wreckage or debris. As the ENSCO 74 hull has not been located, these potential costs or liabilities are not currently considered probable or reasonably estimable and, therefore, no provision for such costs has been recognized as of September 30, 2008.

The following table summarizes (loss) income from discontinued operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$ 11.3	$15.6	$36.2	$43.8
Operating expenses	4.2	4.2	13.2	12.8

Operating income before income taxes	7.1	11.4	23.0	31.0
Income tax expense	2.5	4.1	8.0	10.9
Loss on disposal of discontinued operations, net	(23.5)	--	(23.5)	--

(Loss) income from discontinued operations	$(18.9)	$ 7.3	$ (8.5)	$20.1

       There is no debt or interest expense allocated to our discontinued operations.

Note 12 - Contingencies

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. Foreign Corrupt Practices Act ("FCPA"). Our Audit Committee has engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist in the internal investigation.

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

       Following consultation with outside legal counsel, notification to the Audit Committee and notification to KPMG LLP, our independent registered public accounting firm, we voluntarily notified the SEC and the United States Department of Justice that an internal investigation was underway and that we intended to cooperate fully with both agencies. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of selected personnel. In addition to the temporary import of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       We are unable to predict whether either agency will initiate a separate investigation of this matter, further expand the scope of the investigation to other issues in Nigeria or to other countries or, if an agency investigation is initiated, what potential corrective measures, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform during Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

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

       In compliance with the Mississippi Rules of Civil Procedure, the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial multi-party claims, we have been named as a defendant by 66 individual plaintiffs. Of these claims, 63 claims or lawsuits are pending in Mississippi state courts and three are pending in the U.S. District Court as a result of their removal from state court. Currently, none of the pending Mississippi asbestos lawsuits against us has been set for trial.

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and, therefore, available information regarding the nature of all pending claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any.

       Although we do not expect the final disposition of the Mississippi asbestos lawsuits to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       In addition to the pending cases in Mississippi, in January 2008 we assumed the defense of two parties that formerly held an interest in a predecessor company named in a lawsuit that was pending in the Superior Court of the State of California. The assumption of these parties' defense arose pursuant to the terms and conditions of a prior Assumption Agreement entered into by Penrod Drilling Corporation ("Penrod"), the predecessor of one of the Company's subsidiaries, which included an indemnification obligation. The plaintiff sought monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. Following mediation and settlement on September 18, 2008, the Company and its related subsidiaries and affiliates were dismissed with prejudice from the lawsuit. The final disposition of this matter did not have a material adverse effect on our financial position, operating results or cash flows.

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

       A Labor Tribunal in Aberdeen, Scotland, rendered decisions in claims involving other offshore drilling contractors and offshore service companies on February 21, 2008. We understand these decisions will be reviewed on appeal, and that a ruling on the appeals is expected in early 2009. The extent to which the decisions will impact us financially or cause us to modify our employment or compensation practices is uncertain.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       During the first nine months of 2008, day rates remained at or near record levels for most jackup rig classes, utilization remained high and recently executed contracts continued to include favorable terms and conditions for drilling contractors. In addition, limited rig availability and strong demand have continued to push day rates higher for deepwater drilling rigs on a global basis.

       During recent months, there has been substantial volatility and a decline in oil and gas prices due to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions could have an adverse effect on our business environment. Our customers may curtail their drilling programs, which could result in a decrease in demand for drilling rigs and a reduction in day rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including our Company, in the event they are unable to access the capital markets to fund their business operations. During the first nine months of 2008, more than 20 new jackup and semisubmersible rigs were delivered and another 125 are reported to be on order or under construction. It is uncertain whether current volatility in oil and gas prices and uncertainty in the capital markets will affect the delivery of rigs currently on order or under construction.

       For additional information concerning the effects of the volatility in oil and gas prices and uncertainty in the capital markets, see "Item 1A. Risk Factors" in Part II of this report. For additional information concerning the effects new drilling rigs may have on our business, our industry, global supply, day rates and utilization, including potential risks and uncertainties, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in this report.

    Asia Pacific Jackup Rigs

       Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographic regions. Since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the drilling contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as other regions where shorter term contracts are more prevalent. During 2007, demand for jackup rigs in the region exceeded the supply of available rigs, enabling drilling contractors to realize high day rates and utilization. During the first nine months of 2008, day rates stabilized and utilization rates remained high as increased rig demand was largely offset by new rig deliveries. We are uncertain how continued new rig deliveries will impact the region during the remainder of the year.

    Europe/Africa Jackup Rigs

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe (North Sea) where moderate duration jackup rig contracts are prevalent. During 2007, a shortfall of available jackup rigs combined with the continued increase in spending by oil and gas companies in the region led to increased day rates. During the first nine months of 2008, shortfalls in rig availability continued, causing a slight increase in day rates over the prior year. Although several newbuild jackup rigs are expected to be added to the region, we anticipate a balanced market and relatively stable day rates through the remainder of the year.

    North and South America Jackup Rigs

       Our North and South America offshore drilling operations are mainly conducted in the Gulf of Mexico where jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract extension or renewal. Therefore, jackup rig day rates in the region are more volatile than in regions where longer duration contracts are more prevalent. During 2007, day rates softened compared to prior levels as a result of decreased demand and competition for work among drilling contractors as oil and gas companies shifted their focus to more economically attractive prospects in the deeper waters of the Gulf of Mexico and elsewhere. Drilling contractors continued to pursue international opportunities but, despite the relocation of several jackup rigs from the region in 2007, jackup rig demand decreased at a faster pace than supply.

       Demand for jackup rigs in the Gulf of Mexico has increased steadily during the first nine months of 2008 as compared to year-end 2007 levels. As a result, utilization levels began to improve in early 2008 and day rates began to increase during the second quarter. In September 2008, Hurricane Gustav and Hurricane Ike forced more than two weeks of work stoppages and damaged or destroyed several rigs and platforms in the Gulf of Mexico, thereby reducing the supply of available jackup rigs. It is uncertain how the disruption from these two hurricanes, the reduced supply of available rigs and the recent reduction in oil and natural gas prices will affect demand in the region during the remainder of the year.

    Semisubmersible Rigs

       Demand for deepwater semisubmersible rigs continued to outpace supply resulting in high day rates and utilization during the first nine months of 2008. Despite two hurricanes striking the Gulf of Mexico in September, the deepwater semisubmersible rig fleet suffered relatively little damage. Increased deepwater exploration and development activity continues to drive strong demand for deepwater drilling rigs on a global basis, and we expect semisubmersible rig utilization to remain near 100% for the remainder of the year and into 2009.

       The ENSCO 8500 ultra-deepwater semisubmersible rig was delivered during the third quarter and is currently mobilizing to the Gulf of Mexico to commence operations under a long-term drilling contract. We have six additional ENSCO 8500 Series® rigs under construction with scheduled delivery dates in the second and fourth quarter of 2009, the third quarter of 2010, the second half of 2011 and the first and second half of 2012. Three of the six ENSCO 8500 Series® rigs under construction have secured long-term drilling contracts in the Gulf of Mexico. Our ENSCO 7500 ultra-deepwater semisubmersible rig secured a new long-term contract for work offshore Australia during the third quarter of 2008 and is expected to mobilize from the Gulf of Mexico to Australia during the fourth quarter of 2008.

RESULTS OF OPERATIONS

       The following table highlights our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$635.8	$536.4	$1,828.3	$1,570.9
Operating expenses
Contract drilling (exclusive of depreciation)	193.4	175.5	591.5	500.6
Depreciation	47.7	46.2	141.6	136.0
General and administrative	15.2	11.5	41.7	46.6

Operating income	379.5	303.2	1,053.5	887.7
Other income (expense)	(6.5)	9.8	4.8	27.2
Provision for income taxes	71.8	53.6	198.8	181.6

Income from continuing operations	301.2	259.4	859.5	733.3
(Loss) income from discontinued operations, net	(18.9)	7.3	(8.5)	20.1

Net income	$282.3	$266.7	$ 851.0	$ 753.4

       For the quarter ended September 30, 2008, revenues increased by $99.4 million, or 19%, and operating income increased by $76.3 million, or 25%, as compared to the prior year quarter. For the nine-month period ended September 30, 2008, revenues increased by $257.4 million, or 16%, and operating income increased by $165.8 million, or 19%, as compared to the prior year period. The increases were primarily due to improved average day rates earned by our international jackup rigs and ENSCO 7500 ultra-deepwater semisubmersible rig and improved utilization of our Gulf of Mexico jackup rigs, partially offset by increased personnel costs and repair and maintenance expense across the majority of our fleet. Revenues and operating income increases realized during the nine-month period ended September 30, 2008 were also partially offset by a reduction in day rates earned by our Gulf of Mexico jackup rigs as compared to the prior year period.

       Detailed explanations of our operating results for the three-month and nine-month periods ended September 30, 2008 and 2007, including discussions of revenues and contract drilling expense based on geographical location and type of rig, are set forth below.

Revenues and Contract Drilling Expense

       The following analysis summarizes our revenues, contract drilling expense, rig utilization and average day rates from continuing operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions, except utilization and day rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Jackup rigs:
Asia Pacific	$257.8	$229.3	$ 765.3	$ 651.7
Europe/Africa	209.3	174.3	602.9	495.8
North and South America	138.6	107.2	361.6	352.4

Total jackup rigs	605.7	510.8	1,729.8	1,499.9

Semisubmersible rig - North America	27.1	18.7	84.3	54.4
Barge rig - Asia Pacific	3.0	6.9	14.2	16.6

Total	$635.8	$536.4	$1,828.3	$1,570.9

Contract Drilling Expense
Jackup rigs:
Asia Pacific	$ 73.9	$ 65.4	$235.8	$189.8
Europe/Africa	62.8	57.1	184.9	157.1
North and South America	45.6	42.0	136.4	124.2

Total jackup rigs	182.3	164.5	557.1	471.1

Semisubmersible rigs - North America	8.3	8.3	26.5	21.0
Barge rig - Asia Pacific	2.8	2.7	7.9	8.5

Total	$193.4	$175.5	$591.5	$500.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Rig Utilization(1)
Jackup rigs:
Asia Pacific	96%	99%	95%	99%
Europe/Africa	96%	90%	97%	95%
North and South America	98%	77%	96%	81%

Total jackup rigs	97%	90%	96%	92%

Semisubmersible rig - North America	87%	97%	93%	97%
Barge rig - Asia Pacific	50%	100%	81%	93%

Total	96%	90%	96%	92%

Average Day Rates(2)
Jackup rigs:
Asia Pacific	$156,951	$132,876	$150,956	$129,563
Europe/Africa	226,080	203,117	219,021	193,882
North and South America	108,174	106,183	96,810	110,482

Total jackup rigs	156,860	142,118	149,436	139,133

Semisubmersible rig - North America	361,612	200,716	334,688	198,900
Barge rig - Asia Pacific	73,080	71,496	72,576	64,439

Total	$160,077	$141,785	$152,288	$138,977

(1)	Utilization was derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates were derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues and lump sum revenues, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

The following table summarizes our offshore drilling rigs by geographic region and type as of September 30, 2008 and 2007:

	Number of Rigs
	2008	2007

Jackup rigs:
Asia Pacific	19	19
Europe/Africa	10	10
North and South America(1)	14	14

Total jackup rigs	43	43
Semisubmersible rigs:
North America(2)	2	1
Under construction(2)(3)	6	4

Total semisubmersible rigs	8	5
Barge rig - Asia Pacific	1	1

Total(1)	52	49

(1)	Excludes rigs classified as discontinued operations.
(2)	During the third quarter of 2008, we accepted delivery of ENSCO 8500 which is currently mobilizing to the Gulf of Mexico from Singapore and is expected to commence drilling operations in the Gulf of Mexico during the first quarter of 2009.
(3)	During the first nine months of 2008, we entered into agreements to construct ENSCO 8504, ENSCO 8505 and ENSCO 8506 with delivery expected in the second half of 2011 and the first and second half of 2012, respectively.

    Asia Pacific Jackup Rigs

       Asia Pacific jackup rig revenues for the quarter ended September 30, 2008 increased by $28.5 million, or 12%, as compared to the prior year quarter. The increase in revenues was primarily due to an 18% increase in average day rates, partially offset by a decline in utilization to 96% from 99% during the comparable prior year quarter. The increase in average day rates resulted from an increase in demand due to higher levels of spending by oil and gas companies coupled with relatively limited rig availability in the region. The decline in utilization was primarily the result of scheduled maintenance on ENSCO 54 during the current year quarter. Contract drilling expense increased by $8.5 million, or 13%, as compared to the prior year quarter primarily due to increased personnel costs and, to a lesser extent, increased repair and maintenance expense associated with the aforementioned maintenance project.

       For the nine-month period ended September 30, 2008, Asia Pacific jackup rig revenues increased by $113.6 million, or 17%, as compared to the prior year period. The increase in revenues was primarily due to a 17% increase in average day rates and the increased size of the Asia Pacific jackup fleet, partially offset by a decline in utilization to 95% from 99% during the comparable prior year period. The increase in average day rates resulted from an increase in demand due to higher levels of spending by oil and gas companies coupled with relatively limited rig availability in the region. The addition of ENSCO 108 to the fleet late in the first quarter of 2007 resulted in an additional $28.0 million of revenues and $5.8 million of contract drilling expense as compared to the prior year period. The decline in utilization was the result of scheduled maintenance projects on ENSCO 54, ENSCO 56, ENSCO 57 and ENSCO 96. Contract drilling expense increased by $46.0 million, or 24%, as compared to the prior year period primarily due to increased personnel costs, the aforementioned maintenance projects and the addition of ENSCO 108 to the fleet.

    Europe/Africa Jackup Rigs

       Europe/Africa jackup rig revenues for the quarter ended September 30, 2008 increased by $35.0 million, or 20%, as compared to the prior year quarter. The increase in revenues was primarily due to an 11% increase in average day rates and an increase in utilization to 96% from 90% during the comparable prior year quarter. The increase in average day rates was attributable to limited rig availability in the region coupled with improved demand resulting from increased spending by oil and gas companies. The increase in utilization was primarily due to the mobilization of ENSCO 100 from Nigeria to the North Sea during the comparable prior year quarter. ENSCO 100 was fully utilized during the quarter ended September 30, 2008. Contract drilling expense increased by $5.7 million, or 10%, as compared to the prior year quarter primarily due to increased mobilization expense and repair and maintenance expense, partially offset by costs incurred in the prior year quarter related to the departure of ENSCO 100 from Nigeria.

       For the nine-month period ended September 30, 2008, Europe/Africa jackup rig revenues increased by $107.1 million, or 22%, as compared to the prior year period. The increase was primarily due to a 13% increase in average day rates and an increase in utilization to 97% from 95% during the comparable prior year period. The improvement in average day rates was attributable to limited rig availability in the region coupled with improved demand resulting from increased spending by oil and gas companies. The increase in utilization was due to the mobilization of ENSCO 100 during the comparable prior year period as discussed in the preceding paragraph. In addition, the relocation of ENSCO 105 to the Europe/Africa region during the second quarter of 2007 contributed an additional $32.4 million of revenues and $8.8 million of contract drilling expense as compared to the prior year period. Contract drilling expense increased by $27.8 million, or 18%, as compared to the prior year period. The increase in contract drilling expense was primarily due to increased mobilization expense, the addition of ENSCO 105 to the fleet and increased repair and maintenance expense and personnel costs, partially offset by a reduction in reimbursable expenses.

    North and South America Jackup Rigs

       North and South America jackup rig revenues for the quarter ended September 30, 2008 increased by $31.4 million, or 29%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in utilization to 98% from 77% in the comparable prior year quarter and, to a lesser extent, a 2% increase in average day rates. The increase in utilization was attributable to decreased rig supply, as drilling contractors mobilized rigs to international locations, and an increase in customer demand. Contract drilling expense increased by $3.6 million, or 9%, as compared to the prior year quarter, primarily due to increased personnel costs and the impact of increased utilization, partially offset by decreased mobilization expense and repair and maintenance expense.

       For the nine-month period ended September 30, 2008, North and South America jackup rig revenues increased by $9.2 million, or 3%, as compared to the prior year period. The increase in revenues was primarily due to an increase in utilization to 96% from 81% in the comparable prior year period, partially offset by a 12% decrease in average day rates. The increase in utilization was primarily attributable to the improvement in market conditions during 2008, as discussed in the previous paragraph. Although we realized day rate increases during the second and third quarter of 2008, day rates earned during the current year were generally lower than day rates earned during the early portions of 2007. The increase in revenues was also partially offset by ENSCO 105, which generated $7.1 million of revenues and $2.0 million of contract drilling expense during the first quarter of 2007 prior to relocation from the region. Contract drilling expense increased by $12.2 million, or 10%, as compared to the prior year period. The increase was primarily due to increased personnel costs and the impact of increased utilization, partially offset by decreased mobilization expense and the relocation of ENSCO 105 during the comparable prior year period.

    Semisubmersible Rigs

       Revenues for the quarter ended September 30, 2008 for ENSCO 7500 increased by $8.4 million, or 45%, as compared to the prior year quarter. The increase in revenues was primarily due to an 80% increase in the average day rate as compared to the prior year quarter, as ENSCO 7500 began earning a significantly higher day rate during February 2008. Contract drilling expense totaled $8.3 million for the quarters ended September 30, 2008 and 2007, as increased personnel costs were offset by decreased repair and maintenance expense.

       For the nine-month period ended September 30, 2008, revenues for ENSCO 7500 increased by $29.9 million, or 55%, and contract drilling expense increased by $5.5 million, or 26%, as compared to the prior year period. The increase in revenues was primarily due to a 68% increase in the average day rate as compared to the prior year period. The increase in contract drilling expense was primarily due to increased personnel costs and repair and maintenance expense. Beginning in the second quarter of 2007, ENSCO 7500 staffing levels were increased to facilitate training in preparation for delivery of our ENSCO 8500 Series® rigs.

Depreciation

       Depreciation expense for the quarter ended September 30, 2008 increased by $1.5 million, or 3%, as compared to the prior year quarter. The increase was primarily attributable to depreciation associated with the ENSCO 93 capital enhancement and upgrade project completed during the first quarter of 2008 and depreciation on other minor upgrades and improvements completed subsequent to the third quarter of 2007.

       Depreciation expense for the nine-month period ended September 30, 2008 increased by $5.6 million, or 4%, as compared to the prior year period. The increase was primarily attributable to depreciation associated with the ENSCO 83 and ENSCO 93 capital enhancement projects completed during the second quarter of 2007 and first quarter of 2008, respectively, depreciation on ENSCO 108, which was placed into service in April 2007, and depreciation on other minor upgrades and improvements completed subsequent to the third quarter of 2007.

General and Administrative

       General and administrative expense for the quarter ended September 30, 2008 increased by $3.7 million, or 32%, as compared to the prior year quarter. The increase was primarily attributable to increased professional fees, increased personnel costs and costs associated with our branding initiative launched in August 2008.

       General and administrative expense for the nine-month period ended September 30, 2008 decreased by $4.9 million, or 11%, as compared to the prior year period. The decrease was primarily attributable to a $10.7 million expense incurred during the prior year period in connection with a retirement agreement with our former Chairman and Chief Executive Officer, partially offset by increased professional fees, increased personnel costs and costs associated with our branding initiative.

Other Income (Expense)

       The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income	$3.2	$7.1	$11.9	$19.6
Interest expense, net:
Interest expense	(5.5)	(8.6)	(16.3)	(25.4)
Capitalized interest	5.5	8.6	16.3	23.5

	--	--	--	(1.9)
Other, net	(9.7)	2.7	(7.1)	9.5

	$(6.5)	$9.8	$ 4.8	$27.2

       Interest income for the three-month and nine-month periods ended September 30, 2008 decreased as compared to the respective prior year periods due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense decreased during the same periods due to a decrease in outstanding debt.

       Other, net, for the quarter ended September 30, 2008 included net foreign currency exchange losses of $10.1 million. Our net foreign currency exchange losses were primarily due to the strengthening of the U.S. dollar relative to the Singapore dollar. We hold significant amounts of Singapore dollar denominated time deposits to fund future Singapore dollar denominated payment obligations under our shipyard contracts for the construction of the ENSCO 8500 Series® rigs. See Note 3 to our condensed consolidated financial statements for additional information concerning our Singapore dollar denominated time deposits.

       Other, net, for the nine-month period ended September 30, 2008 included net foreign currency exchange losses of $4.3 million and unrealized losses of $3.0 million associated with the valuation of our auction rate securities. Our fair value measurements are discussed in Note 9 to the condensed consolidated financial statements.

       Other, net, for the three-month and nine-month periods ended September 30, 2007 included net foreign currency exchange gains of $2.7 million and $5.4 million, respectively. Other, net, for the nine-month period ended September 30, 2007 also included a $3.1 million net gain resulting from the settlement of litigation we initiated in relation to a non-operational dispute with a third party service provider.

Provision for Income Taxes

       Our effective income tax rates for the three-month periods ended September 30, 2008 and 2007 were 19.2% and 17.1%, respectively. The income tax provision for the three-month period ended September 30, 2007 included an $11.1 million benefit from the recognition of a prior period uncertain tax position. Excluding the impact of the aforementioned net benefit, our effective income tax rate for the three-month period ended September 30, 2007 would have been 20.7%.

       Our effective income tax rates for the nine-month periods ended September 30, 2008 and 2007 were 18.8% and 19.8%, respectively. The income tax provision for the nine-month period ended September 30, 2007 included an $11.1 million benefit from the recognition of a prior period uncertain tax position as noted above. Excluding the impact of the aforementioned net benefit, our effective income tax rate for the nine-month period ended September 30, 2007 would have been 21.1%.

       The reduction in our effective tax rates was primarily due to an increase in the relative portion of our earnings generated by foreign subsidiaries whose earnings are permanently reinvested and taxed at lower rates.

Discontinued Operations

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and is now presumed to have sunk in the Gulf of Mexico. Portions of the rig's legs remain underwater adjacent to the customer's platform and the hull has not been located despite search efforts by us and third parties. Management has concluded the rig to be an actual loss or constructive total loss under the terms of our insurance policies based on the condition of the legs and the inability to locate the rig's hull.

       We recognized a $36.2 million pre-tax loss in connection with the disposal of ENSCO 74 which was included in loss on disposal of discontinued operations, net, in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008. The operating results of ENSCO 74 were reclassified as discontinued operations in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007. See Note 11 to our condensed consolidated financial statements for discussion of our insurance coverage and a summary of the pre-tax loss on disposal of discontinued operations.

       The following table summarizes (loss) income from discontinued operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$ 11.3	$15.6	$36.2	$43.8
Operating expenses	4.2	4.2	13.2	12.8

Operating income before income taxes	7.1	11.4	23.0	31.0
Income tax expense	2.5	4.1	8.0	10.9
Loss on disposal of discontinued operations, net	(23.5)	--	(23.5)	--

(Loss) income from discontinued operations	$(18.9)	$ 7.3	$ (8.5)	$20.1

Fair Value Measurements

       Our auction rate securities were measured at fair value using significant Level 3 inputs as of September 30, 2008. See Note 5 to our condensed consolidated financial statements for additional information on our auction rate securities, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of September 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of September 30, 2008. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment in these securities indefinitely. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of September 30, 2008 was appropriate.

       Based on the results of our fair value measurement, we recognized unrealized gains of $300,000 for the three-month period ended September 30, 2008 and unrealized losses of $3.0 million for the nine-month period ended September 30, 2008, included in other, net, in our condensed consolidated statements of income. The carrying value of our auction rate securities classified as long-term investments on our condensed consolidated balance sheet was $70.2 million as of September 30, 2008.

       The $3.0 million of unrealized losses recognized for the nine-month period ended September 30, 2008 resulted primarily from the liquidity risk (rather than credit risk) of our auction rate securities. We anticipate realizing the par value of our auction rate securities because we intend to hold them until they are redeemed, repurchased or until they can be sold in a market that facilitates orderly transactions.

       Assets measured at fair value using significant Level 3 inputs constituted 1.3% of our total assets as of September 30, 2008. No assets or liabilities were valued using Level 3 inputs as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business is cyclical, we have historically relied on our cash flow from operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial amount of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs in general, and in our ENSCO 8500 Series® rigs in particular.

       During the nine-month period ended September 30, 2008, our primary source of cash was $743.4 million generated from operating activities of continuing operations. Our primary uses of cash for the same period included $654.1 million for the construction, enhancement and other improvement of our drilling rigs and $259.5 million for the repurchase of common stock.

       During the nine-month period ended September 30, 2007, our primary source of cash was $844.0 million generated from operating activities of continuing operations. Our primary uses of cash for the same period included $407.6 million for the construction, enhancement and other improvement of drilling rigs and $423.3 million for the repurchase of common stock.

       Detailed explanations of our liquidity and capital resources for the nine-month periods ended September 30, 2008 and 2007 are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the nine-month periods ended September 30, 2008 and 2007 were as follows (in millions):

	Nine Months Ended
	September 30,
	2008	2007

Cash flow from continuing operations	$743.4	$844.0

Capital expenditures on continuing operations
New rig construction	$562.4	$298.7
Rig enhancements	24.0	47.7
Minor upgrades and improvements	67.7	61.2

	$654.1	$407.6

       Cash flow from continuing operations decreased by $100.6 million, or 12%, for the nine-month period ended September 30, 2008 as compared to the prior year period. The decrease resulted primarily from a $73.2 million increase in our investment in trading securities, a $153.2 million increase in cash payments related to income taxes and a $106.2 million increase in cash payments related to contract drilling expenses, partially offset by a $227.3 million increase in cash receipts from drilling services.

       We continue to expand the size and quality of our drilling rig fleet. In addition to the ENSCO 8500, which was delivered in September 2008, we have six other ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the second and fourth quarter of 2009, the third quarter of 2010, the second half of 2011 and the first and second half of 2012. Three of the six rigs to be delivered have secured long-term drilling contracts in the Gulf of Mexico.

        Based on our current projections, we expect capital expenditures in 2008 to include approximately $670.0 million for construction of our seven ENSCO 8500 Series® rigs, approximately $40.0 million for rig enhancement projects and approximately $110.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Contractual Obligations

        During the nine-month period ended September 30, 2008, we entered into agreements to construct three new ENSCO 8500 Series® rigs. The table below summarizes the total remaining contractual commitments under these new contracts as of September 30, 2008, and the periods in which such obligations are due (in millions):

	Remaining
	Payments due by period
				2011
				and
	2008	2009	2010	2012

ENSCO 8504	$ --	$141.9	$154.8	$ 83.4
ENSCO 8505	--	75.0	151.2	201.6
ENSCO 8506	--	--	129.6	311.0

	$ --	$216.9	$435.6	$596.0

        We expect to fund these commitments from our existing cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratio as of September 30, 2008 and December 31, 2007 are summarized below (in millions, except percentages):

	September 30,	December 31,
	2008	2007

Long-term debt	$ 282.9	$ 291.4
Total capital*	4,659.0	4,043.4
Long-term debt to total capital	6.1%	7.2%
*Total capital includes long-term debt and stockholders' equity.

        In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the 2007 authorization to repurchase an additional $500.0 million of our outstanding common stock. In September 2008, our Board of Directors approved the 2008 authorization to repurchase an additional $500.0 million of our outstanding common stock.

        From inception of our stock repurchase programs in March 2006 through December 31, 2007, we repurchased an aggregate 12.8 million shares at a cost of $681.6 million (an average cost of $53.05 per share). During the nine-month period ended September 30, 2008, we repurchased 3.7 million shares of our common stock at a cost of $256.0 million (an average cost of $69.92 per share) under the 2007 authorization. As of September 30, 2008, $562.4 million remained available for repurchases of our outstanding common stock under the 2007 and 2008 authorizations.

Liquidity Our liquidity position as of September 30, 2008 and December 31, 2007 is summarized in the table below (in millions, except ratios):
	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$447.6	$629.5
Short-term investments	38.4	--
Working capital	769.4	625.8
Current ratio	3.1	2.2

        We expect to fund our short-term liquidity needs, including contractual obligations, anticipated capital expenditures, dividends and potential stock repurchases, as well as any working capital requirements, from our cash and cash equivalents, short-term investments and operating cash flow.

       We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       We have historically funded the majority of our liquidity from operating cash flow. We anticipate a substantial amount of our cash flow in the near to intermediate-term will continue to be invested in the expansion of our ultra-deepwater semisubmersible rig fleet and will remain available to repurchase our outstanding common stock under the 2007 and 2008 authorizations, under which an aggregate $562.4 million remained available for repurchases as of September 30, 2008. While future operating cash flow cannot be accurately predicted, based on our current contractual backlog and current industry conditions, management expects our long-term liquidity will continue to be funded primarily from operating cash flow.

       In addition to $447.6 million of cash and cash equivalents and $38.4 million of short-term investments, we also held $73.2 million (par value) of investments in auction rate securities as of September 30, 2008, classified as long-term investments on our condensed consolidated balance sheet. Although we acquired these securities with the intention of selling them in the near term, we plan to hold them until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. We do not expect to experience liquidity problems if we hold these securities indefinitely. See Note 5 to the condensed consolidated financial statements for additional information on our auction rate securities.

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

       We also utilize derivative instruments to hedge forecasted foreign currency denominated transactions. As of September 30, 2008, we had contracts outstanding to exchange an aggregate $274.3 million U.S. dollars for various foreign currencies, all of which mature during the next fifteen months. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related foreign currency exchange contracts as of September 30, 2008 would approximate $38.0 million.

       We currently have six ultra-deepwater semisubmersible rigs under construction with a major international shipyard in Singapore. As of September 30, 2008, approximately $354.8 million of the aggregate remaining contractual obligations associated with these construction projects were denominated in Singapore dollars and only $95.7 million of the Singapore dollar denominated contractual obligations were hedged through foreign currency exchange contracts. However, we held $168.6 million of cash and cash equivalents and $38.4 million of short-term investments denominated in Singapore dollars as of September 30, 2008. See Note 3 to our condensed consolidated financial statements for additional information on our cash equivalents and short-term investments. We intend to use these funds to meet our Singapore dollar denominated contractual obligations. Our earnings will be subject to fluctuations caused by changes in the U.S. dollar to Singapore dollar exchange rate until the Singapore dollar denominated contractual obligations have been satisfied.

       We utilize derivative instruments and undertake foreign currency hedging activities in accordance with our established policies for the management of market risk. We do not enter into derivative instruments for trading or other speculative purposes. We believe that our use of derivative instruments and related hedging activities does not expose us to material interest rate risk, foreign currency exchange rate risk, commodity price risk, credit risk or any other material market or price risk.

        We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash balances exposes us to market risk. We held $73.2 million (par value) of auction rate securities with a carrying value of $70.2 million as of September 30, 2008. During 2008, auctions for our auction rate securities failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. We intend to hold these securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions and, due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods. See Note 5 to the condensed consolidated financial statements for additional information on our auction rate securities.

CRITICAL ACCOUNTING POLICIES

       The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of September 30, 2008, the carrying value of our property and equipment totaled $3,774.4 million, which represented 69% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event we dispose of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on sale. Based on our goodwill impairment analysis performed as of December 31, 2007, there was no impairment of goodwill. No events or changes in circumstances indicating a potential impairment were identified during the nine-month period ended September 30, 2008.

       Asset impairment evaluations are, by nature, highly subjective. In most instances, they involve expectations of future cash flows to be generated by our drilling rigs and are based on management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels and capital requirements of our drilling rigs. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and operating results.

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. federal and state tax laws. As of September 30, 2008, we had a $336.1 million net deferred income tax liability, a $45.5 million liability for income taxes currently payable and a $27.2 million liability for unrecognized tax benefits.

       The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), and are based on management's assumptions and estimates regarding future operating results and levels of taxable income, as well as management's judgments regarding the interpretation of the provisions of SFAS 109. Carryforwards and tax credits are assessed for realization as a reduction of future taxable income by using a more-likely-than-not determination. In December 2007, substantially all of the undistributed earnings of our non-U.S. subsidiaries were distributed to our U.S. parent. A U.S. deferred tax liability has not been recognized for the remaining undistributed earnings of our non-U.S. subsidiaries because it is the intention of these subsidiaries to reinvest such earnings indefinitely. Should our non-U.S. subsidiaries elect to make a distribution of these earnings, or be deemed to have made a distribution of them through application of various provisions of the Internal Revenue Code, we may be subject to additional U.S. income taxes.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2008, the FASB issued Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our EPS computations or disclosures.

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

       In February 2008, the FASB issued Staff Position 157-2 "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on our financial position, operating results or cash flows. See Note 9 to the condensed consolidated financial statements. We do not expect adoption of SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 to have a material effect on our financial position, operating results or cash flows.

       In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures goodwill acquired in a business combination and establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations that occur during the first annual reporting period beginning on or after December 15, 2008. The effect of adoption of this standard will be limited to any acquisitions that close subsequent to December 31, 2008.

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

       During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation focuses on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig recently operating offshore Nigeria. The principal purpose of the investigation is to determine whether any of the payments made to or by our customs brokers were inappropriate under the U.S. FCPA. Our Audit Committee has engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist in the internal investigation.

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

       Following consultation with outside legal counsel, notification to the Audit Committee and notification to KPMG LLP, our independent registered public accounting firm, we voluntarily notified the SEC and the United States Department of Justice that an internal investigation was underway and that we intended to cooperate fully with both agencies. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of selected personnel. In addition to the temporary import of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       We are unable to predict whether either agency will initiate a separate investigation of this matter, further expand the scope of the investigation to other issues in Nigeria or to other countries or, if an agency investigation is initiated, what potential corrective measures, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August of 2007, this matter is not expected to have a material effect on or disrupt our current operations. We are unable to predict the outcome of the investigation or estimate the extent to which we may be exposed to any resulting potential liability or significant additional expense.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina in the third quarter of 2005. Although beneficial ownership of ENSCO 29 was subsequently transferred to our insurance underwriters when the rig was determined to be a constructive total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation against underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during the third quarter of 2006.

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

       In compliance with the Mississippi Rules of Civil Procedure, the individual claimants in the original multi-party lawsuits whose claims were not dismissed were ordered to file either new or amended single plaintiff complaints naming the specific defendant(s) against whom they intended to pursue claims. As a result, out of more than 600 initial multi-party claims, we have been named as a defendant by 66 individual plaintiffs. Of these claims, 63 claims or lawsuits are pending in Mississippi state courts and three are pending in the U.S. District Court as a result of their removal from state court. Currently, none of the pending Mississippi asbestos lawsuits against us has been set for trial.

       We intend to vigorously defend against these claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and, therefore, available information regarding the nature of all pending claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any.

       Although we do not expect the final disposition of the Mississippi asbestos lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

       In addition to the pending cases in Mississippi, in January 2008 we assumed the defense of two parties that formerly held an interest in a predecessor company named in a lawsuit that was pending in the Superior Court of the State of California. The assumption of these parties' defense arose pursuant to the terms and conditions of a prior Assumption Agreement entered into by Penrod Drilling Corporation ("Penrod"), the predecessor of one of the Company's subsidiaries, which included an indemnification obligation. The plaintiff sought monetary damages allegedly arising from exposure to asbestos or products containing asbestos while employed by Penrod and several other named defendants between 1960 and the early 1990s. Following mediation and settlement on September 18, 2008, the Company and its related subsidiaries and affiliates were dismissed with prejudice from the lawsuit. The final disposition of this matter did not have a material adverse effect on our financial position, operating results or cash flows.

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

       During 2008, we entered into agreements to construct ENSCO 8504, ENSCO 8505 and ENSCO 8506 with a major international shipyard in Singapore. As of September 30, 2008, we have six ultra-deepwater semisubmersible rigs under construction at a single shipyard. We have updated the associated risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2007, as set forth below.

AS A RESULT OF RECENT VOLATILITY IN OIL AND NATURAL GAS PRICES AND SUBSTANTIAL UNCERTAINTY IN THE CAPITAL MARKETS DUE TO THE DETERIORATING GLOBAL ECONOMIC ENVIRONMENT, WE ARE UNABLE TO DETERMINE WHETHER CUSTOMERS WILL REDUCE SPENDING ON EXPLORATION AND DEVELOPMENT DRILLING OR WHETHER CUSTOMERS AND/OR VENDORS AND SUPPLIERS WILL BE ABLE TO ACCESS FINANCING NECESSARY TO SUSTAIN THEIR CURRENT LEVEL OF OPERATIONS, FULFILL THEIR COMMITMENTS AND/OR FUND FUTURE OPERATIONS AND OBLIGATIONS. THE DETERIORATING GLOBAL ECONOMIC ENVIRONMENT MAY IMPACT INDUSTRY FUNDAMENTALS, AND THE POTENTIAL RESULTING DECREASE IN DEMAND FOR DRILLING RIGS COULD CAUSE THE OFFSHORE DRILLING INDUSTRY TO CYCLE INTO A DOWNTURN. THESE CONDITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

       The success of our business largely depends on the level of activity in offshore oil and natural gas exploration and development drilling worldwide.

       Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling activity. Oil and gas prices have declined significantly during recent months in a deteriorating global economic environment. A sustained decline in oil and gas prices could cause oil and gas companies to reduce their overall level of drilling activity and spending. When drilling activity and spending declines, both day rates and utilization historically have declined. The impact on our business and financial results as a consequence of the recent volatility in oil and gas prices and the global economic crisis is uncertain.

       The deteriorating global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower prices for these commodities and may impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time.

       Oil and gas companies also may reduce their drilling activity as a result of the current crisis in the global credit market. Companies that planned to finance exploration or development projects through the capital markets may be forced to curtail, reduce, postpone or delay drilling activity, and also may experience an inability to pay suppliers, including our Company. The deteriorating global economic environment also could impact our vendors and suppliers ability to meet obligations to provide materials and services in general, and obligations with respect to the construction of our 8500 Series® rigs in particular.

IN SEPTEMBER 2008, ENSCO 74 WAS LOST AS A RESULT OF HURRICANE IKE. PORTIONS OF THE RIG'S LEGS REMAIN UNDERWATER ADJACENT TO THE CUSTOMER'S PLATFORM AND DESPITE SEARCH EFFORTS BY US AND THIRD PARTIES, THE RIG'S HULL HAS NOT BEEN LOCATED. THE ENSCO 74 HULL IS PRESUMED TO HAVE SUNK IN THE GULF OF MEXICO, AND IT MAY EXPOSE US TO COSTS ASSOCIATED WITH REMOVAL OF WRECKAGE AND DEBRIS, LIABILITIES FOR PROPERTY LOSS OR DAMAGE, PERSONAL INJURY OR DEATH OR ENVIRONMENTAL DAMAGE THAT MAY NOT BE FULLY RECOVERABLE UNDER OUR INSURANCE OR CONTRACTUAL INDEMNITIES.

       Although we have been unable to locate the hull of ENSCO 74, which is presumed to have sunk in the Gulf of Mexico, we could be exposed to costs associated with removal of wreckage or debris if the hull is ultimately located and we are required to remove it. Furthermore, the sunken hull of ENSCO 74 may expose us to liabilities if it constitutes a hazard to navigation, and may expose us to various potential liabilities for property loss or damage, personal injury or death or environmental (pollution) liability. Additionally, the ENSCO 74 hull contains certain fuel, oil, lubes and paint which, if released into the ocean, may create environmental liabilities and exposure to penalties, fines and clean-up costs. Our liability insurance and contractual indemnities may not fully protect us from such cost, liability or exposure.

RIG CONSTRUCTION, UPGRADE AND ENHANCEMENT PROJECTS ARE SUBJECT TO RISKS, INCLUDING DELAYS AND COST OVERRUNS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS. THE RISKS ARE CONCENTRATED BECAUSE OUR SIX ULTRA-DEEPWATER SEMISUBMERSIBLE RIGS CURRENTLY UNDER CONSTRUCTION ARE AT A SINGLE SHIPYARD IN SINGAPORE.

       We currently have six ultra-deepwater semisubmersible rigs under construction. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. Rig construction, upgrade, life extension and repair projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	failure of third party equipment to meet quality and/or performance standards,
•	delays in equipment deliveries or shipyard construction,
•	shortages of materials or skilled labor,
•	damage to shipyard facilities, including damage resulting from fire, explosion, flooding, severe weather or terrorism,
•	unforeseen design or engineering problems,
•	unanticipated actual or purported change orders,
•	strikes, labor disputes or work stoppages,
•	financial or operating difficulties of equipment vendors or the shipyard while constructing, upgrading, refurbishing or repairing a rig or rigs,
•	unanticipated cost increases,
•	foreign currency fluctuations impacting overall cost,
•	inability to obtain any of the requisite permits or approvals,
•	force majeure, and
•	additional risks inherent to shipyard projects in an international location.
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

       As of September 30, 2008, we held $73.2 million (par value) of auction rate securities. During 2008, auctions for most of our auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions.

       All of our auction rate securities are currently rated Aaa by Moody's, AAA by Standard & Poor's and/or AAA by Fitch, which is the highest rating issued by each respective rating agency. An aggregate $69.5 million (par value) of our auction rate securities were issued by state agencies and are supported by student loans for which repayment is substantially guaranteed by the U.S. government under the FFELP. The remaining $3.7 million (par value) of our auction rate securities were issued by municipalities and repayment is insured by Financial Security Assurance Inc., a monoline bond insurance company that currently maintains a financial strength rating of Aaa by Moody's, AAA by Standard & Poor's and AAA by Fitch.

       Auction failures and the resulting lack of liquidity have affected the entire auction rate securities market, and we are currently unable to determine whether these conditions will be temporary. While it is estimated that approximately one third of the $330.0 billion auction rate securities market has been refinanced, student loan supported auction rate securities remain mostly constrained and illiquid. Although $5.1 million of our student loan supported auction rate securities were redeemed at par value during the nine-month period ended September 30, 2008, we are currently unable to determine whether other issuers of our auction rate securities will attempt and/or be able to refinance.

       Some broker/dealers previously indicated that they planned to develop secondary markets for auction rate securities, but no such market has materialized. Consequently, we are currently unable to determine if alternate markets that provide for orderly purchases and sales of auction rate securities will develop. Several major brokerage firms recently announced regulatory settlements in which they will initially offer to repurchase auction rate securities from retail investors, charities and small businesses, and use best efforts to provide liquidity to institutional investors within the next several years. However, we are currently unable to determine whether these brokerage firms will be able to comply with the terms of their regulatory settlements. Although we acquired our auction rate securities with the intention of selling them in the near term, we do not currently expect to experience liquidity problems or alter any business plans if we maintain our investment in these securities indefinitely. Our auction rate securities have final maturity dates ranging from 2025 to 2047.

       The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risks noted above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect upon our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below provides a summary of our repurchases of common stock during the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

July 1 - July 31	668,675	$74.98	667,000	$160,000,000
August 1 - August 31	900,290	66.72	899,800	$100,000,000
September 1 - September 30	605,046	62.92	603,821	$562,000,000

Total	2,174,011	$68.20	2,170,621

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the 2007 authorization to repurchase an additional $500.0 million of our outstanding common stock. Under the 2007 authorization, we repurchased 2.2 million shares of our common stock at a cost of $148.0 million (an average of $68.20 per share) during the quarter ended September 30, 2008. In September 2008, our Board of Directors approved the 2008 authorization to repurchase an additional $500.0 million of our outstanding common stock.

       During the quarter ended September 30, 2008, we also repurchased 3,390 shares at an average cost of $69.50 per share from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 9, 2004, File No. 1-08097).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1995, File No. 1-08097).

4.2	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.4	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
*10.1	Employment Offer Letter dated June 23, 2008 and accepted July 22, 2008 between the Registrant and Carey Lowe.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 23, 2008	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller
44