Form 10-Q
period 2009-03-31
ENSCO INTERNATIONAL INC
filed 2009-04-23
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
Registrant's telephone number, including area code: (214) 397-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☒

There were 141,801,809 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 22, 2009.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

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

       Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the current global economic crisis and its impact on capital markets and liquidity,
•	prices of oil and natural gas in general and the recent decline in prices in particular and the impact of commodity prices upon future levels of drilling activity and expenditures,
•	changes in the timing of revenue recognition resulting from the deferral of revenues payable by our customers (which are recognized over the contract term upon commencement of drilling operations) for mobilization of our drilling rigs, time waiting on weather or time in shipyards,
•	excess rig availability or supply resulting from delivery of new drilling rigs,
•	heavy concentration of our rig fleet in premium jackups,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and natural gas drilling,
•	operational risks, including hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general and in foreign jurisdictions in particular,
•	renegotiation, nullification or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	inability to collect receivables,
•	changes in the dates new contracts actually commence,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service,
•	risks inherent to domestic and foreign shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single foreign shipyard, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	availability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses, whether related to hurricane damage, losses or liabilities (including wreckage or debris removal) in the Gulf of Mexico or otherwise, that may arise in the future and are not covered by insurance or indemnity in whole or in part,
•	limited availability or high cost of insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulation affecting the oil and gas industry in general and our operations in particular, including taxation as well as repeal or modification of same,
•	governmental action and political and economic uncertainties, including expropriation, nationalization, confiscation or deprivation of our assets,
•	expropriation, nationalization, deprivation, terrorism or military action impacting our operations, assets or financial performance,
•	our ability to attract and retain skilled personnel,
•	outcome of litigation, legal proceedings, investigations or claims,
•	adverse changes in foreign currency exchange rates, including their impact on the fair value measurement of our derivative financial instruments,
•	potential long-lived asset or goodwill impairments, and
•	potential reduction in fair value of our auction rate securities.

       In addition to the numerous factors described above, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of March 31, 2009, the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of December 31, 2008, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 23, 2009

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

OPERATING REVENUES	$514.1	$568.5

OPERATING EXPENSES
Contract drilling (exclusive of depreciation expense)	173.2	186.0
Depreciation	48.0	46.4
General and administrative	12.0	12.7

	233.2	245.1

OPERATING INCOME	280.9	323.4

OTHER INCOME (EXPENSE)	(4.3)	4.5

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	276.6	327.9

PROVISION FOR INCOME TAXES
Current income tax expense	47.8	53.9
Deferred income tax expense	6.7	5.3

	54.5	59.2

INCOME FROM CONTINUING OPERATIONS	222.1	268.7

INCOME FROM DISCONTINUED OPERATIONS, NET	--	5.0

NET INCOME	222.1	273.7

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(1.7)

NET INCOME ATTRIBUTABLE TO ENSCO	$220.7	$272.0

EARNINGS PER COMMON SHARE - BASIC
Continuing operations	$ 1.56	$ 1.85
Discontinued operations	--	.04

	$ 1.56	$ 1.89

EARNINGS PER COMMON SHARE - DILUTED
Continuing operations	$ 1.56	$ 1.85
Discontinued operations	--	.03

	$ 1.56	$ 1.88

NET INCOME ATTRIBUTABLE TO ENSCO COMMON SHARES
Basic	$218.0	$269.8
Diluted	$218.0	$269.8

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	140.1	142.8
Diluted	140.1	143.2

CASH DIVIDENDS PER COMMON SHARE	$ .025	$ .025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 927.3	$ 789.6
Accounts receivable, net	476.6	482.7
Other	148.3	128.6

Total current assets	1,552.2	1,400.9

PROPERTY AND EQUIPMENT, AT COST	5,512.0	5,376.3
Less accumulated depreciation	1,550.5	1,505.0

Property and equipment, net	3,961.5	3,871.3

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	61.9	64.2

OTHER ASSETS, NET	173.1	157.5

	$ 6,084.9	$ 5,830.1

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 38.1	$ 30.0
Accrued liabilities and other	383.0	380.7
Current maturities of long-term debt	17.2	17.2

Total current liabilities	438.3	427.9

LONG-TERM DEBT	274.3	274.3

DEFERRED INCOME TAXES	344.9	340.5

OTHER LIABILITIES	124.5	103.8

COMMITMENTS AND CONTINGENCIES

ENSCO STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 million shares authorized and none issued	--	--
Common stock, $.10 par value, 250.0 million shares authorized,
181.9 million shares issued	18.2	18.2
Additional paid-in capital	1,768.6	1,761.2
Retained earnings	4,331.2	4,114.0
Accumulated other comprehensive loss	(22.4)	(17.0)
Treasury stock, at cost, 40.1 million shares	(1,199.7)	(1,199.5)

Total Ensco stockholders' equity	4,895.9	4,676.9

NONCONTROLLING INTERESTS	7.0	6.7

Total stockholders' equity	4,902.9	4,683.6

	$ 6,084.9	$ 5,830.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income attributable to Ensco	$ 220.7	$ 272.0
Adjustments to reconcile net income attributable to Ensco to net cash provided by operating activities of continuing operations:
Depreciation expense	48.0	46.4
Amortization expense	8.0	8.3
Share-based compensation expense	7.1	5.5
Deferred income tax expense	6.7	5.3
Noncontrolling interests	1.4	1.7
Income from discontinued operations, net	--	(5.0)
Other	8.6	4.4
Changes in operating assets and liabilities:
Increase in accounts receivable	(.7)	(38.2)
Decrease (increase) in investments designated as trading securities	2.3	(83.0)
Increase in other assets	(27.5)	(2.5)
Increase in accounts payable	8.0	11.5
Increase (decrease) in accrued and other liabilities	39.3	(79.8)

Net cash provided by operating activities of continuing operations	321.9	146.6

INVESTING ACTIVITIES
Additions to property and equipment	(184.6)	(116.2)
Proceeds from disposal of discontinued operations	4.9	--
Proceeds from disposition of assets	.8	.7

Net cash used in investing activities	(178.9)	(115.5)

FINANCING ACTIVITIES
Cash dividends paid	(3.5)	(3.6)
Distributions to noncontrolling interests	(1.1)	(1.2)
Other	--	4.8

Net cash used in financing activities	(4.6)	--

Effect of exchange rate changes on cash and cash equivalents	(.3)	(1.8)
Net cash (used in) provided by operating activities of discontinued operations	(.4)	6.1

INCREASE IN CASH AND CASH EQUIVALENTS	137.7	35.4

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	789.6	629.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 927.3	$ 664.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company" or "Ensco") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2008 condensed consolidated balance sheet data were derived from our 2008 audited consolidated financial statements but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the quarters ended March 31, 2009 and 2008 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2009.

Note 2 - Noncontrolling Interests

       On January 1, 2009, we adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This standard amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of SFAS 160 require retrospective application to all prior periods presented.

       In accordance with SFAS 160, we classified noncontrolling interests as equity on our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on our condensed consolidated statements of income for the quarters ended March 31, 2009 and 2008. Prior year amounts were previously included in other liabilities and contract drilling expense on our consolidated balance sheets and consolidated statements of income, respectively. Three of our international subsidiaries have a noncontrolling ownership interest held by local third parties. No changes in the ownership interests of these subsidiaries occurred during the quarter ended March 31, 2009.

Income from continuing operations attributable to Ensco during the quarters ended March 31, 2009 and 2008 were as follows (in millions):
	2009	2008

Income from continuing operations	$222.1	$268.7
Income from continuing operations attributable to noncontrolling interests	(1.4)	(1.7)

Income from continuing operations attributable to Ensco	$220.7	$267.0

       Income from discontinued operations, net, of $5.0 million during the quarter ended March 31, 2008 was attributable to Ensco.

Note 3 - Earnings Per Share

       On January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings Per Share". Non-vested share awards granted to our employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with FSP EITF 03-6-1. We have prepared our current period EPS computations and retrospectively revised our comparative prior period computations to exclude net income allocated to non-vested share awards.

       The following table is a reconciliation of net income attributable to Ensco common shares used in our basic and diluted EPS computations for the quarters ended March 31, 2009 and 2008 (in millions):

	2009	2008

Net income attributable to Ensco	$220.7	$272.0
Net income allocated to non-vested share awards	(2.7)	(2.2)

Net income attributable to Ensco common shares	$218.0	$269.8

The following table is a reconciliation of the weighted-average common shares used in our basic and diluted EPS computations for the quarters ended March 31, 2009 and 2008 (in millions):
	2009	2008

Weighted-average common shares - basic	140.1	142.8
Potentially dilutive share options	.0	.4

Weighted-average common shares - diluted	140.1	143.2

Antidilutive share options totaling 1.5 million and 900,000 were excluded from the computation of diluted EPS during the quarters ended March 31, 2009 and 2008, respectively.

Note 4 - Derivative Financial Instruments

       On January 1, 2009, we adopted SFAS No. 161, "Disclosures about Derivative and Hedging Activities" ("SFAS 161"). This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to change the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows.

       We use derivative financial instruments ("derivatives") to reduce our exposure to various market risks, primarily foreign currency risk and interest rate risk. We maintain a foreign currency risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of March 31, 2009 and December 31, 2008, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

       All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS 133. As of March 31, 2009 and December 31, 2008, our condensed consolidated balance sheets included net foreign currency derivative liabilities of $32.9 million and $20.3 million, respectively. See "Note 6 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

       Derivatives recorded at fair value in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008

Derivatives designated as hedging instruments
Foreign currency forward contracts - current(1)	$.2	$ .3	$26.3	$25.8
Foreign currency forward contracts - non-current(2)	.2	5.1	6.9	.0

Total derivatives designated as hedging instruments	$.4	$5.4	$33.2	$25.8

Derivatives not designated as hedging instruments
Foreign currency forward contracts - current(1)	$--	$ .1	$ .1	$ .0

Total derivatives not designated as hedging instruments	$--	$ .1	$ .1	$ .0

Total derivatives	$.4	$5.5	$33.3	$25.8

(1)	Derivative assets and liabilities which have maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.
(2)	Derivative assets and liabilities which have maturity dates greater than twelve months from the respective balance sheet date were included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of March 31, 2009, we had cash flow hedges outstanding to exchange an aggregate $401.3 million for various foreign currencies, including $279.7 million for Singapore dollars, $68.6 million for British pounds and $39.7 million for Australian dollars.

       Gains and losses on derivatives designated as cash flow hedges in accordance with SFAS 133 included in our condensed consolidated statements of income for the quarters ended March 31, 2009 and 2008 were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2009	2008	2009	2008	2009	2008

Interest rate swap contracts(2)	$ --	$ --	$ (.2)	$ (.2)	$ --	$ --
Foreign currency forward contracts(3)	(15.4)	3.2	(9.8)	2.0	(6.5)	.4

Total	$(15.4)	$3.2	$(10.0)	$1.8	$(6.5)	$ .4

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income (expense) in our condensed consolidated statements of income.
(2)	Losses on derivatives reclassified from accumulated other comprehensive income ("AOCI") into income (effective portion) were included in other income (expense) in our condensed consolidated statements of income.
(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency risk. We predominantly structure our drilling contracts in U.S. dollars which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments, or the derivatives otherwise do not qualify for hedge accounting under SFAS 133. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2009, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $21.4 million for various foreign currencies, including $12.3 million for Danish kroner and $7.1 million for Australian dollars.

       Net losses of $1.0 million and net gains of $3.2 million associated with our derivatives not designated as hedging instruments under SFAS 133 were included in other income (expense) in our condensed consolidated statements of income for the quarters ended March 31, 2009 and 2008, respectively.

       If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of March 31, 2009 would approximate $32.4 million, including $26.7 million related to our Singapore dollar exposures. All of our outstanding derivatives mature during the next three years.

       As of March 31, 2009, the estimated amount of net unrealized losses associated with derivatives, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$11.8
Net unrealized losses to be reclassified to interest expense	.6

Net unrealized losses to be reclassified to earnings	$12.4

Note 5 - Comprehensive Income

       Accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 was comprised of net unrealized losses on derivative instruments, net of tax. The components of our comprehensive income, net of tax, for the quarters ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Net income	$222.1	$273.7
Other comprehensive income:
Net change in fair value of derivatives	(15.4)	3.2
Reclassification of unrealized gains and losses on
derivatives from other comprehensive loss (income)
into net income	10.0	(1.8)

Net other comprehensive (loss) income	(5.4)	1.4

Comprehensive income	216.7	275.1
Comprehensive income attributable to noncontrolling interests	(1.4)	(1.7)

Comprehensive income attributable to Ensco	$215.3	$273.4

Note 6 - Fair Value Measurements

       On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements (as amended)" ("SFAS 157"), as it relates to financial assets and liabilities. SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

       The following fair value hierarchy table categorizes information regarding our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in millions):

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2009
Auction rate securities	$ --	$ --	$61.9	$61.9

Total financial assets	$ --	$ --	$61.9	$61.9

Derivative instruments, net	$ --	$32.9	$ --	$32.9

Total financial liabilities	$ --	$32.9	$ --	$32.9

As of December 31, 2008
Auction rate securities	$ --	$ --	$64.2	$64.2

Total financial assets	$ --	$ --	$64.2	$64.2

Derivative instruments, net	$ --	$20.3	$ --	$20.3

Total financial liabilities	$ --	$20.3	$ --	$20.3

    Derivative Instruments

       Our derivative instruments were measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2009 and December 31, 2008. See "Note 4 - Derivative Financial Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methods used to manage foreign currency risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

    Auction Rate Securities

       As of March 31, 2009 and December 31, 2008, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $70.0 million and $72.3 million (par value), respectively. Auction rate securities were included in long-term investments on our condensed consolidated balance sheets. Our auction rate securities were originally acquired in January 2008 and have final maturity dates ranging from 2025 to 2047. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2009 and December 31, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the quarters ended March 31, 2009 and 2008 (in millions):

	2009	2008

Beginning balance	$64.2	$ --
(Settlements) Purchases	(2.3)	83.0
Unrealized losses, net*	.0	(3.1)
Realized losses	--	--
Transfers in and/or out of Level 3	--	--

Ending balance	$61.9	$79.9

*	Unrealized losses were included in other income (expense) in our condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurement, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2009. Accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of March 31, 2009. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 94% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements did not constitute valid inputs, and we did not utilize them in measuring the fair value of our auction rate securities as of March 31, 2009.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of March 31, 2009. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

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

Note 7 - Income Taxes

       In December 2007, ownership of three drilling rigs was transferred among two of our subsidiaries. The income tax liability attributable to the gain resulting from the intercompany sale totaled $96.5 million and was paid by the selling subsidiary during 2008. The pre-tax profit of the selling subsidiary resulting from the intercompany sale was eliminated from our consolidated financial statements. Similarly, the carrying value of the rigs in our consolidated financial statements remained at the historical net depreciated cost prior to the intercompany sale and did not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary.

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

       As of March 31, 2009 and December 31, 2008, the unamortized balance associated with deferred charges for income taxes paid in connection with intercompany transfers of drilling rigs totaled $85.5 million and $91.3 million, respectively, and were included in other assets, net, on our condensed consolidated balance sheets. Current income tax expense for the quarters ended March 31, 2009 and 2008 included $5.8 million of amortization of income taxes paid in connection with intercompany transfers of drilling rigs. Deferred income tax expense for the quarters ended March 31, 2009 and 2008 included benefits of $1.8 million related to amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

Note 8 - Discontinued Operations

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and was presumed to have sunk in the Gulf of Mexico, however, portions of its legs remained underwater adjacent to the customer's platform. Thereafter, we conducted extensive aerial and sonar reconnaissance following the storm but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies. In March 2009, the sunken hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by an oil tanker. See "Note 9 - Contingencies" for additional information on the loss of ENSCO 74.

       The operating results of ENSCO 74 were reclassified as discontinued operations in our condensed consolidated statement of income for the quarter ended March 31, 2008. The following table summarizes income from discontinued operations for the quarter ended March 31, 2008 (in millions):

2008

Revenues	$11.8
Operating expenses	4.1

Operating income before income taxes	7.7
Income tax expense	2.7

Income from discontinued operations	$ 5.0

Debt and interest expense are not allocated to our discontinued operations.

Note 9 - Contingencies

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

       As is customary for companies operating offshore Nigeria, we had engaged independent customs brokers to process customs clearance of routine shipments of equipment, materials and supplies and to process the ENSCO 100 temporary importation permits, extensions and renewals. One or more of the customs brokers that our subsidiary in Nigeria used to obtain the ENSCO 100 temporary import permits, extensions and renewals also provided this service to other offshore service companies that have undertaken Foreign Corrupt Practices Act ("FCPA") compliance internal investigations.

       The principal purpose of our investigation was to determine whether any of the payments made to or by our customs brokers were inappropriate under the anti-bribery provisions of the FCPA or whether any violations of the recordkeeping or internal accounting control provisions of the FCPA occurred. Our Audit Committee engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist in the internal investigation.

       Following notification to the Audit Committee and to KPMG LLP, our independent registered public accounting firm, in consultation with the Audit Committee's outside legal counsel, we voluntarily notified the United States Department of Justice and SEC that we had commenced an internal investigation. We expressed our intention to cooperate with both agencies, comply with their directives and fully disclose the results of the investigation. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of relevant personnel. In addition to the temporary importation of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       Our internal investigation has essentially been concluded. A meeting to review the results of the investigation with the authorities was held on February 24, 2009. We expect to discuss a possible negotiated disposition with the authorities during the second or third quarter of 2009. It currently is anticipated that the matter will be concluded within that period.

       Although we believe the U.S. authorities will take into account our voluntary disclosure, our cooperation with the agencies and the remediation and compliance enhancement activities that are underway, we are unable to predict the ultimate disposition of this matter, whether we will be charged with violation of the anti-bribery, recordkeeping or internal accounting control provisions of the FCPA or whether the scope of the investigation will be extended to other issues in Nigeria or to other countries. We also are unable to predict what potential corrective measures, fines, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       In November 2008, our Board of Directors approved enhanced FCPA compliance recommendations issued by the Audit Committee's outside counsel, and the Company embarked upon an enhanced compliance initiative that included appointment of a Chief Compliance Officer and a Director - Corporate Compliance. We have engaged consultants to assist us in implementing the compliance recommendations approved by our Board of Directors, which will include an enhanced compliance policy, increased training and testing, prescribed contractual provisions for our service providers that interface with foreign government officials, due diligence for the selection of such service providers and an increased Company-wide awareness initiative that includes periodic issuance of FCPA Alerts.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August 2007, this matter is not expected to have a material effect on or disrupt our current operations. As noted above, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting potential liability, sanctions or significant additional expense.

    ENSCO 74 Loss

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and was presumed to have sunk in the Gulf of Mexico, however, portions of its legs remained underwater adjacent to the customer's platform. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies.

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by an oil tanker. Following discovery of the sunken rig hull, we began removing the hydrocarbons remaining onboard and planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked and the U.S. Coast Guard has issued a Notice to Mariners.

       Physical damage to our rigs caused by a hurricane, the associated "sue and labor" costs to mitigate the insured loss and removal, salvage and recovery costs, are all covered by our property insurance policies subject to a $50.0 million per occurrence retention (deductible). The insured value of ENSCO 74 was $100.0 million and we have received the net $50.0 million due for loss of the rig, including $45.1 million during the quarter ended December 31, 2008 and $4.9 million during the quarter ended March 31, 2009.

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

       We believe it is probable that we will be required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations. We also believe it is probable that we will be required to remove the ENSCO 74 rig hull from the seabed due to the navigational risk it imposes. We estimate the leg removal costs could range from $15.0 million to $30.0 million and the hull removal costs could range from $25.0 million to $45.0 million. A $15.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs, was recognized during the third quarter of 2008. A $25.0 million liability, representing the low end of the range of estimated hull removal costs, and a corresponding receivable for recovery of those costs, was recognized during the quarter ended March 31, 2009. The aggregate $40.0 million liability and receivable for the leg and hull removal costs were included in accrued liabilities and other and other assets, net, on our March 31, 2009 condensed consolidated balance sheet.

       On March 17, 2009, we received a letter from counsel representing certain underwriters in a subrogation claim alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike. The letter requests that we retain all documents/records concerning the ENSCO 74 loss and permit the underwriters' representatives to attend the salvage operations and participate in a joint survey of the rig. The underwriters' counsel have advised that the subrogated claim is in the amount of $22.0 million to $25.0 million and indicated that the letter was submitted due to the proximity (approximately 2 miles) of the pipeline to the sunken ENSCO 74 hull and the assumed path of the rig. An investigation of the matter is in process. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to this allegation.

       On March 18, 2009, the owner of the oil tanker that struck the hull of ENSCO 74 commenced civil litigation against us seeking monetary damages in the aggregate amount of $10.0 million for losses incurred. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to the claim of the tanker owner.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention (deductible) and an annual aggregate limit of $500.0 million. Although we do not expect the final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The Underwriters removed the case to the United States District Court for the Northern District of Texas, Dallas Division. The case was then remanded back to the Texas District Court by the United States District Court. The Underwriters subsequently appealed the remand to the United States Court of Appeals. The litigation is in an early stage and is currently pending a decision from the United States Court of Appeals.

       While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during 2006.

    Asbestos Litigation

       In August 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

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

    Working Time Directive

       Legislation known as the U.K. Working Time Directive ("WTD") was introduced in August 2003 and may be applicable to our employees and employees of other drilling contractors that work offshore in United Kingdom ("U.K.") territorial waters or in the U.K. sector of the North Sea. Certain trade unions representing offshore employees have claimed that drilling contractors are not in compliance with the WTD in respect of paid time off (vacation time) for employees working offshore on a rotational basis (generally equal time working and off).

       A Labor Tribunal in Aberdeen, Scotland, rendered decisions in claims involving other offshore drilling contractors and offshore service companies on February 21, 2008. The Tribunal decisions effectively held that employers of offshore workers in the U.K. sector employed on an equal time on/time off rotation are obligated to accord such rotating personnel two-weeks annual paid time off from their scheduled offshore work assignment period. Both sides of the matter, employee and employer groups, appealed the Tribunal decision. The appeals were heard by the Employment Appeal Tribunal ("EAT") in December 2008.

       In an opinion rendered on March 9, 2009, the EAT determined that the time off work enjoyed by U.K. offshore oil and gas workers, typically 26 weeks per year, meets the amount of annual leave employers must provide to employees under the WTD. The employer group was successful in all arguments on appeal, as the EAT determined that the statutory entitlement to annual leave under the WTD can be discharged through normal field break arrangements for offshore workers.

       As a consequence of the EAT decision, an equal on/off time offshore rotation has been deemed to be fully compliant with the WTD. The employee group (led by a trade union) has filed for leave to appeal the EAT decision to the European Court of Justice. A determination as to whether the appeal will be permitted is expected in a few months. If leave to appeal is granted, it is expected that a ruling on the appeal will not be made for several years.

       We also have received inquiries from the Danish and Dutch authorities regarding applicability of the WTD as adopted by Denmark and The Netherlands to employees on our rigs operating in the Danish and Dutch sectors of the North Sea.

       Based on information currently available, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

    ENSCO 69 Dispute

       Since May 2007, ENSCO 69 has been contracted to Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela ("PDVSA"). PDVSA subsidiaries lack funding and generally have not been paying their contractors and service providers. In January 2009, we suspended drilling operations upon completion of the well in progress after Petrosucre failed to meet commitments relative to the payment of past due invoices. Petrosucre resumed ENSCO 69 drilling operations under observation by our supervisory rig personnel, utilizing Petrosucre employees and a portion of the Venezuelan rig crews that were utilized by us. Petrosucre has advised us that it temporarily is taking over operations on the rig.

       Revenues associated with contract drilling services provided when the rig was under Petrosucre's control beginning in January 2009 have been deferred. As of March 31, 2009, Petrosucre deferred revenue totaled $9.8 million and was included in accrued liabilities and other on our condensed consolidated balance sheet. Excluding receivables associated with deferred revenue, Petrosucre net receivables totaled $16.9 million as of March 31, 2009, consisting of $33.8 million of receivables and a $16.9 million reserve for uncollectible accounts. Petrosucre receivables were included in accounts receivable, net, on our March 31, 2009 condensed consolidated balance sheet.

       We have engaged in discussions and exchanges of correspondence with Petrosucre regarding each party's contractual rights and obligations and have thus far been unable to resolve the situation. If we are unable to negotiate a satisfactory resolution, we may submit a notice of termination pursuant to the provisions of the contract according us a right to terminate in the event of non-payment. If we submit such notice and Petrosucre fails to remit payment or negotiate a satisfactory arrangement within the prescribed period following said notice (thirty days and completion of all operations related to the well in progress), we may terminate the contract, attempt to demobilize ENSCO 69 and pursue claims for compensation. Due to the uncertainties involved, it is reasonably possible that the reserve for uncollectible accounts related to our Petrosucre receivables will materially change in the near term.

       The ENSCO 69 contracts are governed by Venezuelan law and there can be no assurances as to the ultimate outcome of the pending dispute. The payment dispute and other risks associated with international operations for national oil companies, including potential expropriation, nationalization, deprivation or confiscation of our rig, could have a material adverse effect upon our financial position, operating results and cash flows. As of March 31, 2009, ENSCO 69 had a net book value of $17.7 million and an insured value of $65.0 million under a package policy, including coverage for certain political risks, subject to a $10.0 million deductible.

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

Note 10 - Segment Information

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe/Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." Assets not allocated to our operating segments consisted primarily of cash and cash equivalents and goodwill and were also included in "Reconciling Items."

Three Months Ended March 31, 2009
(in millions)

				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenue	$ --	$ 220.9	$196.4	$ 96.8	$ 514.1	$ --	$ 514.1
Operating expenses Contract drilling (exclusive of depreciation)	4.8	66.3	53.5	48.6	173.2	--	173.2
Depreciation	2.3	21.7	10.9	12.8	47.7	.3	48.0
General and administrative	--	--	--	--	--	12.0	12.0

Operating (loss) income	$ (7.1)	$ 132.9	$132.0	$ 35.4	$ 293.2	$ (12.3)	$ 280.9

Total assets	$1,877.7	$1,338.4	$808.5	$807.1	$4,831.7	$1,253.2	$6,084.9
Three Months Ended March 31, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenue	$ 24.6	$ 255.2	$191.8	$ 96.9	$ 568.5	$ --	$ 568.5
Operating expenses Contract drilling (exclusive of depreciation)	8.5	74.8	57.9	44.8	186.0	--	186.0
Depreciation	2.2	21.1	10.5	12.2	46.0	.4	46.4
General and administrative	--	--	--	--	--	12.7	12.7

Operating income (loss)	$ 13.9	$ 159.3	$123.4	$ 39.9	$ 336.5	$ (13.1)	$ 323.4

Total assets	$1,082.1	$1,389.5	$868.1	$832.6	$4,172.3	$1,022.7	$5,195.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       Oil and natural gas prices have declined substantially from their record highs in July 2008 due primarily to a decrease in demand resulting from the current global economic crisis. In addition, uncertainty in the capital markets has severely limited access to financing. These events have caused operators to curtail their shallow water drilling programs in virtually all markets leading to a significant decline in jackup rig demand. We believe these conditions will have an adverse effect on jackup rig utilization and day rates during the remainder of 2009 and, possibly, beyond.

       Several newbuild jackup and semisubmersible rigs were delivered during the first quarter of 2009, and an additional 25 jackup and 15 semisubmersible rigs are expected to be delivered during the remainder of the year. Total expected newbuild rig deliveries during 2009 will represent an approximate 10% increase in the worldwide fleet of drilling rigs. Although the majority of semisubmersible rigs scheduled to be delivered during 2009 are contracted upon delivery from the shipyard, the majority of jackup rigs scheduled to be delivered during 2009 are not currently contracted. There are no assurances that the market in general, or a geographic region in particular, will be able to fully absorb the newbuild jackup rigs, especially in light of the recent decline in oil and natural gas prices and rig demand. For additional information concerning the potential risks and uncertainties the newbuild rigs may have on our business, our industry, global supply and our utilization and day rates, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in this report.

    Deepwater

       Demand for ultra-deepwater semisubmersible rigs on a worldwide basis continues to outpace supply resulting in high utilization and day rates. Although the recent reduction in oil and natural gas prices continues to impact drilling activity in all segments of the offshore drilling industry, it is anticipated that operators may continue all or a portion of their ongoing investment in deepwater projects, resulting in continued high utilization for the worldwide ultra-deepwater semisubmersible rig fleet for the foreseeable future. Deepwater semisubmersible rig day rates declined slightly during the first quarter of 2009 as compared to record high day rates experienced during 2008. Whether current day rates will be sustained may, in large part, depend on the length and magnitude of the current global economic crisis and on expectations of future oil and natural gas prices.

        In addition to ENSCO 8500, which is projected to commence a four-year contract in June 2009, we have six ENSCO 8500 Series® rigs under construction with scheduled delivery dates during the second quarter of 2009, the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Three of the six ENSCO 8500 Series® rigs under construction have secured long-term drilling contracts in the Gulf of Mexico and three are presently without contracts. Our ENSCO 7500 ultra-deepwater semisubmersible rig recently completed its mobilization to Australia and commenced operations under a new contract in April 2009.

    Asia Pacific

       Jackup rig drilling contracts in the Asia Pacific region have historically been for substantially longer durations than those in other geographic regions. Since day rates for such contracts generally are fixed, or fixed subject to adjustment for variations in the drilling contractor's costs, our Asia Pacific operations generally are not subject to the same level of day rate volatility as other regions where shorter term contracts are more prevalent. During the first half of 2008, utilization remained high and day rates stabilized as strong rig demand was offset by new rig deliveries. During the latter half of 2008, jackup rig demand was significantly impacted by the decline in oil and natural gas prices and the global economic crisis, resulting in a significant decline in utilization during the first quarter of 2009. With limited contract opportunities currently available and an expected increase in the supply of available jackup rigs from newbuild deliveries, cancelled tenders and unexercised contract extension options, we anticipate that utilization and day rates will remain under pressure for the remainder of 2009.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe where moderate duration jackup rig contracts generally are prevalent. During 2008, shortfalls in rig availability in this region led to sustained high utilization levels and a slight increase in day rates. Although utilization and day rates remained high during the first quarter of 2009, the decline in oil and natural gas prices during the latter half of 2008 resulted in several cancelled tenders and unexercised contract extension options. We anticipate this market may experience excess rig availability in the near to intermediate term which could result in a decline in utilization and day rates during the latter half of 2009.

    North and South America

       Our North and South America offshore drilling operations have historically been conducted primarily in the Gulf of Mexico where jackup rig contracts are normally entered into for relatively short durations and day rates are adjusted to current market rates upon contract renewal. Therefore, day rates in this region are more volatile than in regions where longer duration contracts are more prevalent. Demand for jackup rigs in the Gulf of Mexico stabilized during 2008, and jackup rig supply continued to decline as rigs were relocated to more economically attractive regions. As a result, utilization levels and day rates began to improve during the first half of the year. In September 2008, Hurricanes Gustav and Ike forced more than two weeks of work stoppages and damaged or destroyed several rigs and platforms in the Gulf of Mexico, including the total loss of ENSCO 74, thereby reducing the supply of available jackup rigs. However, the reduction in rig supply was more than offset by a decrease in demand resulting from the global economic crisis and decline in oil and natural gas prices. As a result, utilization declined significantly during the first quarter of 2009. Reduced levels of jackup rig demand are expected to continue for the foreseeable future as several operators have announced their intention to postpone drilling activity until oil and natural gas prices recover. Furthermore, we expect an incremental decline in jackup rig demand during the upcoming hurricane season.

       Commencing in mid-2009, a substantial portion of our North and South America offshore drilling operations will be conducted in Mexico, where demand for rigs increased during 2008 as the national oil company in Mexico accelerated its drilling activities in an attempt to offset continued depletion of its major oil and natural gas fields. Demand for jackup rigs in Mexico remains high and day rates are comparable with international rates despite the global economic crisis and decline in oil and natural gas prices. However, future day rates in Mexico will face pressure, as drilling contractors with idle rigs in other geographic regions pursue contract opportunities in Mexico.

RESULTS OF OPERATIONS

       The following table summarizes our condensed consolidated operating results for the quarters ended March 31, 2009 and 2008 (in millions):

	2009	2008

Revenues	$514.1	$568.5
Operating expenses
Contract drilling (exclusive of depreciation)	173.2	186.0
Depreciation	48.0	46.4
General and administrative	12.0	12.7

Operating income	280.9	323.4
Other income (expense)	(4.3)	4.5
Provision for income taxes	54.5	59.2

Income from continuing operations	222.1	268.7
Income from discontinued operations, net	--	5.0

Net income	222.1	273.7
Net income attributable to noncontrolling interests	(1.4)	(1.7)

Net income attributable to Ensco	$220.7	$272.0

       For the quarter ended March 31, 2009, revenues declined by $54.4 million, or 10%, and operating income declined by $42.5 million, or 13%, as compared to the prior year quarter. These declines were primarily due to decreased utilization of our Asia Pacific and North and South America jackup fleets and the deferral of ENSCO 7500 mobilization revenues during the first quarter of 2009, partially offset by improved average day rates earned by our contracted jackup rigs in all geographic regions as compared to the prior year quarter.

       Oil and natural gas prices have declined substantially from their record highs in July 2008. As a result, our current and prospective customers continue to defer and/or curtail drilling programs, which will likely result in a reduction in demand for drilling rigs and a decline in utilization and day rates. If current economic conditions persist, we believe it is unlikely the operating results achieved during recent years will be sustained.

Rig Locations, Utilization and Average Day Rates

       We manage our business through four operating segments. Our jackup rigs are mobile and occasionally move between operating segments in response to market conditions and contract opportunities. The following table summarizes our offshore drilling rigs by segment and rigs under construction as of March 31, 2009 and 2008:

	2009	2008

Deepwater(1)	2	1
Asia Pacific	20	20
Europe/Africa	10	10
North and South America	14	14
Under construction(1)(2)	6	4

Total(3)	52	49

(1)	During the third quarter of 2008, we accepted delivery of ENSCO 8500 and mobilized the rig to the Gulf of Mexico. The rig is currently undergoing final outfitting and preparing for deepwater sea trials and is expected to commence operations in the Gulf of Mexico under a four-year contract in June 2009.
(2)	During 2008, we entered into agreements to construct ENSCO 8504, ENSCO 8505 and ENSCO 8506 with deliveries expected during the second half of 2011 and the first and second half of 2012, respectively.
(3)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by operating segment for the quarters ended March 31, 2009 and 2008:

	2009	2008

Rig utilization(1)
Deepwater	100%	96%
Asia Pacific(3)	78%	97%
Europe/Africa	99%	99%
North and South America	69%	91%

Total	80%	95%

Average day rates(2)
Deepwater	$ --	$279,962
Asia Pacific(3)	161,538	143,303
Europe/Africa	218,947	213,123
North and South America	121,341	85,955

Total	$168,176	$146,010

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues and lump sum revenues, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.
(3)	Rig utilization and average day rates for the Asia Pacific operating segment include our jackup rigs only. The ENSCO I barge rig has been excluded.
Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by operating segment, are provided below.

   Operating Income

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe/Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended March 31, 2009 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenue	$ --	$220.9	$196.4	$96.8	$514.1	$ --	$514.1
Operating expenses Contract drilling (exclusive of depreciation)	4.8	66.3	53.5	48.6	173.2	--	173.2
Depreciation	2.3	21.7	10.9	12.8	47.7	.3	48.0
General and administrative	--	--	--	--	--	12.0	12.0

Operating (loss) income	$(7.1)	$132.9	$132.0	$35.4	$293.2	$(12.3)	$280.9

Three Months Ended March 31, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenue	$24.6	$255.2	$191.8	$96.9	$568.5	$ --	$568.5
Operating expenses Contract drilling (exclusive of depreciation)	8.5	74.8	57.9	44.8	186.0	--	186.0
Depreciation	2.2	21.1	10.5	12.2	46.0	.4	46.4
General and administrative	--	--	--	--	--	12.7	12.7

Operating income (loss)	$13.9	$159.3	$123.4	$39.9	$336.5	$(13.1)	$323.4

    Deepwater

       Deepwater revenues for the quarter ended March 31, 2009 declined by $24.6 million as compared to the prior year quarter. The decline in revenues was due to the deferral of ENSCO 7500 revenues during the rig's mobilization to Australia. In October 2008, we amended our existing drilling contract and agreed to relocate the rig to Australia where we commenced drilling operations under a new contract in April 2009 at a day rate of approximately $550,000. Revenues earned during the mobilization period totaled $89.0 million as of March 31, 2009 and will be recognized ratably over the firm commitment period of the contract (April 2009 through September 2010). Deferred revenue was included in accrued liabilities and other and other liabilities on our March 31, 2009 condensed consolidated balance sheet. Contract drilling expense declined by $3.7 million, or 44%, primarily due to the deferral of certain costs associated with the ENSCO 7500 mobilization. These costs will also be recognized ratably over the aforementioned contract period.

    Asia Pacific

       Asia Pacific revenues for the quarter ended March 31, 2009 declined by $34.3 million, or 13%, as compared to the prior year quarter. The decline in revenues was primarily due to a decline in utilization to 78% from 97% in the prior year quarter, partially offset by a 13% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008 coupled with excess rig availability in the region. The increase in average day rates resulted from higher levels of spending by oil and gas companies during 2008 prior to the recent decline in oil and natural gas prices. Contract drilling expense declined by $8.5 million, or 11%, as compared to the prior year quarter, primarily due to the impact of decreased utilization. Depreciation expense increased by 3% due to depreciation on minor upgrades and improvements completed during 2008 and the first quarter of 2009.

    Europe/Africa

       Europe/Africa revenues for the quarter ended March 31, 2009 increased by $4.6 million, or 2%, compared to the prior year quarter. The increase was primarily due to a 3% increase in average day rates attributable to limited rig availability in the region during 2008. Contract drilling expense declined by $4.4 million, or 8%, as compared to the prior year quarter, primarily due to decreased mobilization expense and personnel costs, partially offset by increased repair and maintenance expense. Depreciation expense increased by 4% due to depreciation on minor upgrades and improvements to our Europe/Africa fleet completed during 2008 and the first quarter of 2009.

    North and South America

       North and South America revenues for the quarter ended March 31, 2009 were comparable to the prior year quarter. The decline in utilization to 69% from 91% in the prior year quarter was offset by a 41% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008. The increase in average day rates resulted from the reduced supply of available jackup rigs in the Gulf of Mexico during the majority of 2008. Contract drilling expense increased by $3.8 million, or 8%, as compared to the prior year quarter, primarily due to increased repair and maintenance and bad debt expense, partially offset by the impact of decreased utilization. During the first quarter of 2009, we recorded a $2.7 million bad debt provision associated with ENSCO 69 operations in Venezuela. Depreciation expense increased by 5% primarily due to the ENSCO 93 capital enhancement project completed during the first quarter of 2008 and depreciation on minor upgrades and improvements to our North and South America fleet completed during 2008 and the first quarter of 2009.

    Other

       General and administrative expense for the quarter ended March 31, 2009 declined by $700,000, or 6%, as compared to the prior year quarter. The decline was primarily attributable to decreased personnel costs.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2009 and 2008 was as follows (in millions):
	2009	2008

Interest income	$ 0.7	$ 5.0
Interest expense, net:
Interest expense	(5.3)	(5.7)
Capitalized interest	5.3	5.7

	--	--
Other, net	(5.0)	(.5)

	$(4.3)	$ 4.5

       Interest income for the quarter ended March 31, 2009 declined as compared to the prior year quarter due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense declined over the same periods due to a reduction in outstanding debt.

       Other, net, for the quarter ended March 31, 2009 included net foreign currency exchange losses of $6.0 million. Other, net, for the quarter ended March 31, 2008 included $3.1 million of unrealized losses associated with the fair value measurement of our auction rate securities and net foreign currency exchange gains of $2.5 million. See Note 6 to our condensed consolidated financial statements for additional information on our fair value measurements.

Provision for Income Taxes

       The provision for income taxes for the quarter ended March 31, 2009 declined by $4.7 million as compared to the prior year quarter. The decline was primarily attributable to a reduction in our operating results as compared to the prior year quarter, partially offset by an increase in our effective income tax rate from 18.1% for the quarter ended March 31, 2008 to 19.7% for the quarter ended March 31, 2009. The increase in our effective tax rate was primarily due to a decline in the portion of earnings generated by our international subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

Fair Value Measurements

       On January 1, 2008, we adopted SFAS 157 as it relates to financial assets and liabilities. SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Our auction rate securities were measured at fair value as of March 31, 2009 and December 31, 2008 using significant Level 3 inputs as defined by SFAS 157. See Note 6 to our condensed consolidated financial statements for additional information on the fair value hierarchy under SFAS 157. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2009 and, accordingly, we concluded that Level 1 inputs were not available.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of March 31, 2009. The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected our intention to hold our auction rate securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment in these securities indefinitely. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of March 31, 2009 was appropriate.

       Based on the results of our March 31, 2009 fair value measurement, we recognized unrealized losses of $200,000, which were offset by the reversal of unrealized losses associated with $2.3 million (par value) of auction rate securities redeemed at par during the quarter. Net unrealized losses on our auction rate securities were included in other income (expense) in our condensed consolidated statements of income.

       The carrying value of our auction rate securities, classified as long-term investments on our condensed consolidated balance sheets, was $61.9 and $64.2 million as of March 31, 2009 and December 31, 2008, respectively. We anticipate realizing the $70.0 million par value of our auction rate securities because we intend to hold them until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

       Assets measured at fair value using significant Level 3 inputs constituted 1% of our total assets as of March 31, 2009 and December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business has historically been very cyclical, we have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial portion of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs in general and construction of our ENSCO 8500 Series® rigs in particular.

       We believe the current global economic crisis and recent decline in oil and natural gas prices will lead to a continued decline in jackup rig utilization and day rates during the remainder of 2009, the extent of which is currently unknown. It is likely that this will result in a decline in our cash flow from operations during the remainder of 2009 and, possibly, beyond. Based on our $927.3 million of cash and cash equivalents as of March 31, 2009 and our current contractual backlog, we believe our remaining $1,520.0 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be fully or substantially funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

       During the quarter ended March 31, 2009, our primary source of cash was $321.9 million generated from continuing operations. Our primary use of cash for the same period was $184.6 million for the construction, enhancement and other improvement of our drilling rigs, including $118.8 million invested in the construction of our ENSCO 8500 Series® rigs.

       During the quarter ended March 31, 2008, our primary source of cash was $146.6 million generated from continuing operations. Our primary use of cash was $116.2 million for the construction, enhancement and other improvement of our drilling rigs, including $76.4 million invested in the construction of our ENSCO 8500 Series® rigs.

       Detailed explanations of our liquidity and capital resources for the quarters ended March 31, 2009 and 2008, are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the quarters ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Cash flow from continuing operations	$321.9	$146.6

Capital expenditures on continuing operations
New rig construction	$118.8	$ 76.4
Rig enhancements	38.5	16.3
Minor upgrades and improvements	27.3	23.5

	$184.6	$116.2

       Cash flow from continuing operations increased by $175.3 million, or 120%, for the quarter ended March 31, 2009 as compared to the prior year quarter. The increase resulted primarily from a $56.8 million increase in cash receipts from drilling services, a $68.9 million decline in tax payments and an $83.0 million decline in purchases of trading securities.

       We continue to expand the size and quality of our drilling rig fleet. We have six ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the second quarter of 2009, the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Three of the six ENSCO 8500 Series® rigs under construction have secured long-term drilling contracts in the Gulf of Mexico, and three are presently without contracts.

       Based on our current projections, we expect capital expenditures during 2009 to include approximately $530.0 million for construction of our ENSCO 8500® Series rigs, approximately $160.0 million for rig enhancement projects and approximately $100.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratios as of March 31, 2009 and December 31, 2008 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2009	2008

Long-term debt	$ 274.3	$ 274.3
Total capital*	5,170.2	4,951.2
Long-term debt to total capital	5.3%	5.5%

       *  Total capital includes long-term debt and Ensco stockholders' equity.

       We have a $350.0 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks that matures in June 2010. We had no amounts outstanding under the Credit Facility as of March 31, 2009 and December 31, 2008. We filed a Form S-3 Registration Statement with the SEC on January 13, 2009, which provides us the ability to issue debt and/or equity securities. The registration statement was immediately effective and expires in January 2012. We currently maintain an investment grade credit rating of Baa1 from Moody's Investors Service.

       As of March 31, 2009, we had an aggregate $142.7 million outstanding under two separate bond issues guaranteed by the United States Maritime Administration that require semiannual principal and interest payments. We also make semiannual interest payments on $150.0 million of 7.20% debentures due during 2027.

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

       From inception of our stock repurchase programs in March 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under our stock repurchase programs during the first quarter of 2009. As of March 31, 2009, $562.4 million remained available for repurchases of our outstanding common stock under the 2007 and 2008 authorizations.

Liquidity

     Our liquidity position as of March 31, 2009 and December 31, 2008 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$ 927.3	$789.6
Working capital	1,113.9	973.0
Current ratio	3.5	3.3

       We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends, stock repurchases or working capital requirements, from our cash and cash equivalents and operating cash flow. We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, investments, operating cash flow and, if necessary, funds borrowed under future financing arrangements.

       We believe the current global economic crisis and recent decline in oil and natural gas prices will lead to a continued decline in our cash flow from operations during the remainder of 2009 and, possibly, beyond. Based on our $927.3 million of cash and cash equivalents as of March 31, 2009 and our current contractual backlog, we believe our remaining $1,520.0 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be fully or substantially funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

       In addition to $927.3 million of cash and cash equivalents, we also held $70.0 million (par value) of investments in auction rate securities as of March 31, 2009, which were classified as long-term investments on our condensed consolidated balance sheet. Although we acquired these securities with the intention of selling them in the near term, we plan to hold them until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. We do not expect to experience liquidity problems if we hold these securities indefinitely.

MARKET RISK

    Derivatives

       We use derivatives to reduce our exposure to various market risks, primarily foreign currency risk and interest rate risk. We maintain a foreign currency risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of March 31, 2009, approximately $301.7 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $253.4 million was hedged through foreign currency forward contracts.

        We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to changes in foreign currency exchange rates. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We also employ various strategies, including the use of derivatives, to match foreign currency denominated assets with equal or near equal amounts of foreign currency denominated liabilities, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates.

        We utilize derivative instruments and undertake foreign currency hedging activities in accordance with our established policies for the management of market risk. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivative instruments for trading or other speculative purposes. We believe that our use of derivative instruments and related hedging activities does not expose us to material interest rate risk, foreign currency risk, commodity price risk, credit risk or any other material market or price risk.

        As of March 31, 2009, we had foreign currency forward contracts outstanding to exchange an aggregate $422.7 million for various foreign currencies, including $279.7 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related foreign currency forward contracts as of March 31, 2009 would approximate $32.4 million, including $26.7 million related to our Singapore dollar exposures. All of our foreign currency forward contracts mature during the next three years.

    Auction Rate Securities

        We have generated substantial cash balances, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash balances exposes us to market risk. We held $70.0 million (par value) of auction rate securities with a carrying value of $61.9 million as of March 31, 2009. We intend to hold these securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. Due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods.

        To measure the fair value of our auction rate securities as of March 31, 2009, we used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price"). The exit price was derived as the weighted-average present value of expected cash flow over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities. If we were to incur a hypothetical 10% adverse change in the periods of illiquidity and a 10% adverse change in the risk-adjusted discount rate, the additional net unrealized losses on our auction rate securities as of March 31, 2009 would approximate $2.2 million. See Note 6 to our condensed consolidated financial statements for additional information on our auction rate securities.

CRITICAL ACCOUNTING POLICIES

       The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2009. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of March 31, 2009, the carrying value of our property and equipment totaled $3,961.5 million, which represented 65% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

    Impairment of Long-Lived Assets and Goodwill

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry has historically been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. Our jackup rigs and ultra-deepwater semisubmersible rigs are suited for, and accessible to, broad and numerous markets throughout the world.

       We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. Our four operating segments represent our reporting units in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets (as amended)". In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, including expected utilization, day rates, expense levels and capital requirements for each of our drilling rigs. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium which includes a comparison to implied control premiums from recent market transactions within our industry or other relevant benchmark data. To the extent that the implied control premium based on the aggregate fair value of our reporting units is not reasonable, we adjust the discount rate used in our discounted cash flow model and reduce the estimated fair values of our reporting units accordingly.

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

       If the global economic environment continues to deteriorate and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not declined below its carrying amount and perform a goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our common stock has declined, we may conclude that the goodwill of one or more of our reporting units has been impaired. It is reasonably possible that the judgments and assumptions inherent in our goodwill impairment test may change in response to future market conditions.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of expected utilization, day rates, expense levels and capital requirements. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different asset carrying values and operating results.

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. Federal and state tax laws. As of March 31, 2009, we had a $323.9 million net deferred income tax liability, a $42.8 million liability for income taxes currently payable and a $28.3 million liability for unrecognized tax benefits.

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

       In December 2007, substantially all of the undistributed earnings of our non-U.S. subsidiaries were distributed to our U.S. parent. A U.S. deferred tax liability has not been recognized for the remaining undistributed earnings of our non-U.S. subsidiaries because it is their intention to reinvest such earnings indefinitely. Should our non-U.S. subsidiaries elect to make a distribution of these earnings, or be deemed to have made a distribution of them through application of various provisions of the Internal Revenue Code, we may be subject to additional U.S. income taxes.

       The carrying values of liabilities for income taxes currently payable and unrecognized tax benefits reflect our application of the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", and are based on management's interpretation of applicable tax laws and incorporate management's estimates, judgments and assumptions regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, judgments and assumptions in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and operating results.

       We operate in many international jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations.

       Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are occasionally finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years, the portion of our overall operations conducted in international tax jurisdictions has increased, and we currently anticipate that this trend will continue.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and are frequently reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In April 2009, the FASB issued Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a material effect on our financial position, operating results or cash flows.

       In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. The staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will result in increased disclosure in our interim period financial statements but will not affect our financial position, operating results or cash flows.

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

       During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       The principal purpose of our investigation was to determine whether any of the payments made to or by our customs brokers were inappropriate under the anti-bribery provisions of the FCPA or whether any violations of the recordkeeping or internal accounting control provisions of the FCPA occurred. Our Audit Committee engaged a Washington, D.C. law firm with significant experience in investigating and advising upon FCPA matters to assist in the internal investigation.

       Following notification to the Audit Committee and to KPMG LLP, our independent registered public accounting firm, in consultation with the Audit Committee's outside legal counsel, we voluntarily notified the United States Department of Justice and SEC that we had commenced an internal investigation. We expressed our intention to cooperate with both agencies, comply with their directives and fully disclose the results of the investigation. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of relevant personnel. In addition to the temporary importation of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       Our internal investigation has essentially been concluded. A meeting to review the results of the investigation with the authorities was held on February 24, 2009. We expect to discuss a possible negotiated disposition with the authorities during the second or third quarter of 2009. It currently is anticipated that the matter will be concluded within that period.

       Although we believe the U.S. authorities will take into account our voluntary disclosure, our cooperation with the agencies and the remediation and compliance enhancement activities that are underway, we are unable to predict the ultimate disposition of this matter, whether we will be charged with violation of the anti-bribery, recordkeeping or internal accounting control provisions of the FCPA or whether the scope of the investigation will be extended to other issues in Nigeria or to other countries. We also are unable to predict what potential corrective measures, fines, sanctions or other remedies, if any, the agencies may seek against us or any of our employees.

       In November 2008, our Board of Directors approved enhanced FCPA compliance recommendations issued by the Audit Committee's outside counsel, and the Company embarked upon an enhanced compliance initiative that included appointment of a Chief Compliance Officer and a Director - Corporate Compliance. We have engaged consultants to assist us in implementing the compliance recommendations approved by our Board of Directors, which will include an enhanced compliance policy, increased training and testing, prescribed contractual provisions for our service providers that interface with foreign government officials, due diligence for the selection of such service providers and an increased Company-wide awareness initiative that includes periodic issuance of FCPA Alerts.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August 2007, this matter is not expected to have a material effect on or disrupt our current operations. As noted above, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting potential liability, sanctions or significant additional expense.

ENSCO 74 Loss

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and was presumed to have sunk in the Gulf of Mexico, however, portions of its legs remained underwater adjacent to the customer's platform. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies.

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we began removing the hydrocarbons remaining onboard and planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked and the U.S. Coast Guard has issued a Notice to Mariners.

       Physical damage to our rigs caused by a hurricane, the associated "sue and labor" costs to mitigate the insured loss and removal, salvage and recovery costs, are all covered by our property insurance policies subject to a $50.0 million per occurrence retention (deductible). The insured value of ENSCO 74 was $100.0 million and we have received the net $50.0 million due for loss of the rig, including $45.1 million during the quarter ended December 31, 2008 and $4.9 million during the quarter ended March 31, 2009.

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

       We believe it is probable that we will be required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations. We also believe it is probable that we will be required to remove the ENSCO 74 rig hull from the seabed due to the navigational risk it imposes. We estimate the leg removal costs could range from $15.0 million to $30.0 million and the hull removal costs could range from $25.0 million to $45.0 million. A $15.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs, was recognized during the third quarter of 2008. A $25.0 million liability, representing the low end of the range of estimated hull removal costs, and a corresponding receivable for recovery of those costs, was recognized during the quarter ended March 31, 2009. The aggregate $40.0 million liability and receivable for the leg and hull removal costs were included in accrued liabilities and other and other assets, net, on our March 31, 2009 condensed consolidated balance sheet.

       On March 17, 2009, we received a letter from counsel representing certain underwriters at Lloyd's of London and various London market insurance companies in a subrogation claim alleging that ENSCO 74 caused a pipeline owned by EPCO, Inc. to rupture during Hurricane Ike. The letter requests that we retain all documents/records concerning the ENSCO 74 loss and permit the underwriters' representatives to attend the salvage operations and participate in a joint survey of the rig. The underwriters' counsel have advised that the subrogated claim is in the amount of $22.0 million to $25.0 million and indicated that the letter was submitted due to the proximity (approximately 2 miles) of the pipeline to the sunken ENSCO 74 hull and the assumed path of the rig. An investigation of the matter is in process. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to this allegation.

        On March 18, 2009, SKS OBO & Tankers AS and Kristen Gehard Jebsen Skipsrederi AS, the owner and manager of the oil tanker SKS Satilla, commenced civil litigation in the U.S. District Court for the Southern District of Texas against us seeking monetary damages in the aggregate amount of $10.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to the claim of the tanker owner.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention (deductible) and an annual aggregate limit of $500.0 million. Although we do not expect the final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The Underwriters removed the case to the United States District Court for the Northern District of Texas, Dallas Division. The case was then remanded back to the Texas District Court by the United States District Court. The Underwriters subsequently appealed the remand to the United States Court of Appeals. The litigation is in an early stage and is currently pending a decision from the United States Court of Appeals.

       While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during 2006.

    Asbestos Litigation

       In August 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

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

Item 1A.   Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

THE POTENTIAL FOR GULF OF MEXICO HURRICANE RELATED WINDSTORM DAMAGE COULD CAUSE US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf Coast Region are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of rigs in the Gulf Coast Region than most of our competitors. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts on lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and one jackup rig during 2008 by reason of hurricane damage, with associated loss of contract revenues. We currently have nine jackup rigs (two of which will be relocated to Mexico during the second and third quarters of 2009, respectively) and one ultra-deepwater semisubmersible rig in the Gulf of Mexico.

       Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from Gulf of Mexico hurricane related windstorm damage and have dramatically increased the cost of such coverage. Upon renewal of our annual insurance policies effective July 1, 2008, we obtained $155.0 million of annual aggregate coverage for jackup rig hull and machinery losses arising from Gulf of Mexico hurricane related windstorm damage (approximately half of which is expected to be consumed by the loss of ENSCO 74 during Hurricane Ike in September 2008) with a $50.0 million per occurrence deductible (the policy provides that these limits do not apply to our ultra-deepwater semisubmersible rigs as long as the rigs take action to evade the storm by moving off location according to established procedures). This amount of coverage is significantly less than our historical coverage.

       Our current limited windstorm damage insurance coverage exposes us to a significant level of risk due to rig damage or loss related to severe weather conditions caused by Gulf of Mexico hurricanes or windstorms and could have a material adverse effect on our financial position, operating results and cash flows. Our current liability insurance policies maintain coverage for Gulf of Mexico hurricane related windstorm exposures, including excess removal of wreckage and debris, and have self-insured retention (deductible) of $10.0 million per occurrence.

       In preliminary discussions with insurance brokers and underwriters concerning our 2009 mid-year annual insurance renewal, we were advised that coverage for risks associated with Gulf of Mexico hurricane-related windstorm damage will have very limited capacity and will be very costly. The tight insurance market not only applies to coverage related to Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for associated liabilities to third parties for property damage, personal injury or death and environmental liability as well as coverage for removal of wreckage and debris associated with hurricane losses. Under current market conditions, we may not obtain coverage for windstorm-related rig loss or damage and associated liabilities in relation to our nine rigs currently operating in the Gulf of Mexico (which may also extend to our jackup rigs operating offshore Mexico) due to capacity limitations and high premium costs, and we ultimately may retain and self-insure these risks in whole or in part.

       We have established operational procedures designed to mitigate risk to our jackup rigs in the Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, our procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. These procedures may result in a decision to decline to operate on a customer designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the Gulf of Mexico during hurricane season and the anticipated limited availability and high cost of related insurance following the June 30, 2009 expiration of our current insurance policies, which may cause us to retain (self-insure) certain hurricane related risks, may result in increased exposures and a significant reduction of work for our rigs in the Gulf of Mexico.

THE LOSS OF ENSCO 74 MAY EXPOSE US TO COSTS ASSOCIATED WITH REMOVAL OF WRECKAGE AND DEBRIS, LIABILITIES FOR PROPERTY LOSS OR DAMAGE, PERSONAL INJURY OR DEATH OR ENVIRONMENTAL LIABILITIES THAT MAY NOT BE FULLY RECOVERABLE UNDER OUR INSURANCE OR CONTRACTUAL INDEMNITIES.

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and was presumed to have sunk in the Gulf of Mexico, however, portions of its legs remained underwater adjacent to the customer's platform. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we began removing the hydrocarbons remaining onboard and planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked and the U.S. Coast Guard has issued a Notice to Mariners.

       We are involved in civil litigation in the U.S. District Court in the Southern District of Texas in which the owners of the tanker SKS Satilla are seeking monetary damages for losses incurred when the tanker struck the sunken hull of ENSCO 74. Additionally, we have received notice from counsel representing certain underwriters at Lloyd's of London and various London market insurance companies in a subrogation claim alleging that ENSCO 74 caused a pipeline owned by EPCO, Inc. to rupture during Hurricane Ike. The underwriters' counsel has advised that the notice was submitted due to the proximity (approximately 2 miles) of the pipeline to the sunken ENSCO 74 hull and the assumed path of the rig.

       We are exposed to costs associated with removal of wreckage or debris for the legs that remain underwater adjacent to the customer's platform and the sunken rig hull. Although we expect the cost of removal of the leg sections and the hull to be covered by available insurance and contractual indemnification, we may not be fully protected from such costs, liability or exposure. Moreover, although appropriately marked following issuance of a U.S. Coast Guard Notice to Mariners, the sunken hull of ENSCO 74 may expose us to liabilities as a hazard to navigation and may also expose us to various potential liabilities for property loss or damage, personal injury or death and environmental liabilities, including penalties, fines and clean-up costs. Our liability insurance may not fully protect us from such cost, liability or exposure. See Note 9 to our condensed consolidated financial statements for additional information on the loss of ENSCO 74.

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

       Revenues associated with contract drilling services provided when the rig was under Petrosucre's control beginning in January 2009 have been deferred. As of March 31, 2009, Petrosucre deferred revenue totaled $9.8 million and was included in accrued liabilities and other on our condensed consolidated balance sheet. Excluding receivables associated with deferred revenue, Petrosucre net receivables totaled $16.9 million as of March 31, 2009, consisting of $33.8 million of receivables and a $16.9 million reserve for uncollectible accounts. Petrosucre receivables were included in accounts receivable, net, on our March 31, 2009 condensed consolidated balance sheet.

       We have engaged in discussions and exchanges of correspondence with Petrosucre regarding each party's contractual rights and obligations and have thus far been unable to resolve the situation. If we are unable to negotiate a satisfactory resolution, we may submit a notice of termination pursuant to the provisions of the contract according us a right to terminate in the event of non-payment. If we submit such notice and Petrosucre fails to remit payment or negotiate a satisfactory arrangement within the prescribed period following said notice (thirty days and completion of all operations related to the well in progress), we may terminate the contract, attempt to demobilize ENSCO 69 and pursue claims for compensation. Due to the uncertainties involved, it is reasonably possible that the reserve for uncollectible accounts related to our Petrosucre receivables will materially change in the near term.

       The ENSCO 69 contracts are governed by Venezuelan law and there can be no assurances as to the ultimate outcome of the pending dispute. The payment dispute and other risks associated with international operations for national oil companies, including potential expropriation, nationalization, deprivation or confiscation of our rig, could have a material adverse effect upon our financial position, operating results and cash flows. As of March 31, 2009, ENSCO 69 had a net book value of $17.7 million and an insured value of $65.0 million under a package policy, including coverage for certain political risks, subject to a $10.0 million deductible.

WE MAY INCUR ASSET IMPAIRMENTS AS A RESULT OF THE DETERIORATING GLOBAL ECONOMY AND THE POTENTIAL RESULTING DECLINE IN DEMAND FOR OFFSHORE DRILLING RIGS.

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. The offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. However, if the global economic environment continues to deteriorate and the offshore drilling industry were to incur a significant prolonged downturn, impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

       We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, including expected utilization, day rates, expense levels and capital requirements for each of our drilling rigs. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium. If we determine the implied control premium is not reasonable, we adjust the discount rate in our discounted cash flow model and reduce the estimated fair values of our reporting units accordingly.

       If the global economic environment continues to deteriorate and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more likely than not decreased below its carrying amount and perform a goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our common stock has declined, we may conclude that the goodwill of one or more of our reporting units has been impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below provides a summary of our repurchases of common stock during the quarter ended March 31, 2009:
Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January 1 - January 31	64	$30.33	--	$562,000,000
February 1 - February 28	1,137	23.85	--	$562,000,000
March 1 - March 31	4,603	27.21	--	$562,000,000

Total	5,804	$26.59	--

       During the quarter ended March 31, 2009, our repurchases of common stock were from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

       In March 2006, our Board of Directors authorized the repurchase of up to $500.0 million of our outstanding common stock. In August 2007, following completion of the authorized repurchase, our Board of Directors approved the 2007 authorization to repurchase an additional $500.0 million of our outstanding common stock. In September 2008, our Board of Directors approved the 2008 authorization to repurchase an additional $500.0 million of our outstanding common stock. No repurchases of our common stock were made under Board approved authorizations during the quarter ended March 31, 2009.

Item 6. Exhibits Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 4, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 4, 2008, File No. 1-08097).

4.1	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.2	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
10.1	Second Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated as of November 4, 2008 and effective as of January 1, 2009 (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	Trust Deed with respect to the Trust to be known as The Ensco Multinational Savings Plan between Ensco International Incorporated (as Plan Sponsor) and Citco Trustees (Cayman) Limited (as Original Trustee), effective as of January 1, 2009 (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: April 23, 2009	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller