Form 10-Q
period 2009-06-30
ENSCO INTERNATIONAL INC
filed 2009-07-23
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 142,444,604 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 22, 2009.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future construction (including construction in progress and completion thereof), enhancement, upgrade or repair of rigs and timing thereof; statements regarding future mobilization, relocation or other movement of rigs and timing thereof; statements regarding future availability or suitability of rigs and timing thereof; and statements regarding the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and timing thereof.

       Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the current global economic crisis and its impact on capital markets and liquidity,
•	prices of oil and natural gas in general and the current depressed prices in particular and the impact of commodity prices upon future levels of drilling activity and expenditures,
•	further declines in rig activity which may cause us to idle or stack additional rigs,
•	excess rig availability or supply resulting from delivery of new drilling rigs,
•	heavy concentration of our rig fleet in premium jackups,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and natural gas drilling,
•	changes in the timing of revenue recognition resulting from the deferral of revenues payable by our customers (which are recognized over the contract term upon commencement of drilling operations) for mobilization of our drilling rigs, time waiting on weather or time in shipyards,
•	operational risks, including hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general and in foreign jurisdictions in particular,
•	renegotiation, nullification, cancellation or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	inability to collect receivables,
•	changes in the dates new contracts actually commence,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service,
•	risks inherent to domestic and foreign shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single foreign shipyard, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	availability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses, whether related to hurricane damage, losses or liabilities (including wreckage or debris removal) in the Gulf of Mexico or otherwise, that may arise in the future and are not covered by insurance or indemnity in whole or in part,
•	limited availability or high cost of insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulation affecting the oil and gas industry in general and our operations in particular, including taxation as well as repeal or modification of same,
•	governmental action and political and economic uncertainties, including expropriation, nationalization, confiscation or deprivation of our assets,
•	terrorism or military action impacting our operations, assets or financial performance,
•	our ability to attract and retain skilled personnel,
•	outcome of litigation, legal proceedings, investigations, or insurance or other claims,
•	adverse changes in foreign currency exchange rates, including their impact on the fair value measurement of our derivative financial instruments,
•	potential long-lived asset or goodwill impairments, and
•	potential reduction in fair value of our auction rate securities.

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

We have reviewed the condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of June 30, 2009, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
July 23, 2009

3

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)
	Three Months Ended
	June 30,
	2009	2008

OPERATING REVENUES	$511.6	$609.4

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	177.8	203.0
Depreciation	49.3	46.7
General and administrative	16.0	13.8

	243.1	263.5

OPERATING INCOME	268.5	345.9

OTHER INCOME, NET	6.9	6.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	275.4	352.7

PROVISION FOR INCOME TAXES
Current income tax expense	38.1	63.5
Deferred income tax expense	11.0	1.1

	49.1	64.6

INCOME FROM CONTINUING OPERATIONS	226.3	288.1

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net	(13.1)	9.8
Loss on disposal of discontinued operations, net	(11.8)	--

	(24.9)	9.8

NET INCOME	201.4	297.9

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.1)	(1.2)

NET INCOME ATTRIBUTABLE TO ENSCO	$200.3	$296.7

EARNINGS (LOSS) PER COMMON SHARE - BASIC
Continuing operations	$ 1.59	$ 1.99
Discontinued operations	(.18)	.07

	$ 1.41	$ 2.06

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Continuing operations	$ 1.59	$ 1.98
Discontinued operations	(.18)	.07

	$ 1.41	$ 2.05

NET INCOME ATTRIBUTABLE TO ENSCO COMMON SHARES
Basic	$197.9	$293.5
Diluted	$197.9	$293.5

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	140.3	142.7
Diluted	140.4	143.2

CASH DIVIDENDS PER COMMON SHARE	$ .025	$ .025
The accompanying notes are an integral part of these condensed consolidated financial statements. 4

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)
	Six Months Ended
	June 30,
	2009	2008

OPERATING REVENUES	$1,020.9	$1,169.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	341.5	381.6
Depreciation	96.5	92.4
General and administrative	28.0	26.5

	466.0	500.5

OPERATING INCOME	554.9	668.8

OTHER INCOME, NET	2.6	11.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	557.5	680.1

PROVISION FOR INCOME TAXES
Current income tax expense	87.6	116.8
Deferred income tax expense	17.8	6.4

	105.4	123.2

INCOME FROM CONTINUING OPERATIONS	452.1	556.9

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net	(16.8)	14.7
Loss on disposal of discontinued operations, net	(11.8)	--

	(28.6)	14.7

NET INCOME	423.5	571.6

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.5)	(2.9)

NET INCOME ATTRIBUTABLE TO ENSCO	$ 421.0	$ 568.7

EARNINGS (LOSS) PER COMMON SHARE - BASIC
Continuing operations	$ 3.17	$ 3.85
Discontinued operations	(.20)	.10

	$ 2.97	$ 3.95

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Continuing operations	$ 3.17	$ 3.83
Discontinued operations	(.20)	.10

	$ 2.97	$ 3.93

NET INCOME ATTRIBUTABLE TO ENSCO COMMON SHARES
Basic	$ 415.9	$ 563.3
Diluted	$ 415.9	$ 563.3

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	140.2	142.7
Diluted	140.2	143.2

CASH DIVIDENDS PER COMMON SHARE	$ .05	$ .05
The accompanying notes are an integral part of these condensed consolidated financial statements. 5

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 882.0	$ 789.6
Accounts receivable, net of allowance of $26.2 and $20.6	488.6	482.7
Other	166.8	128.6

Total current assets	1,537.4	1,400.9

PROPERTY AND EQUIPMENT, AT COST	5,803.9	5,376.3
Less accumulated depreciation	1,569.7	1,505.0

Property and equipment, net	4,234.2	3,871.3

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	61.6	64.2

OTHER ASSETS, NET	179.6	157.5

	$ 6,349.0	$ 5,830.1

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 32.8	$ 30.0
Accrued liabilities and other	405.0	380.7
Current maturities of long-term debt	17.2	17.2

Total current liabilities	455.0	427.9

LONG-TERM DEBT	265.7	274.3

DEFERRED INCOME TAXES	356.8	340.5

OTHER LIABILITIES	142.9	103.8

COMMITMENTS AND CONTINGENCIES

ENSCO STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 shares authorized and none issued	--	--
Common stock, $.10 par value, 250.0 shares authorized,
182.6 and 181.9 shares issued	18.3	18.2
Additional paid-in capital	1,781.9	1,761.2
Retained earnings	4,527.9	4,114.0
Accumulated other comprehensive loss	(3.1)	(17.0)
Treasury stock, at cost, 40.2 and 40.1 shares	(1,203.5)	(1,199.5)

Total Ensco stockholders' equity	5,121.5	4,676.9

NONCONTROLLING INTERESTS	7.1	6.7

Total equity	5,128.6	4,683.6

	$ 6,349.0	$ 5,830.1

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$ 423.5	$ 571.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	96.5	92.4
Deferred income tax expense	17.8	6.4
Share-based compensation expense	17.0	13.3
Amortization expense	15.9	16.7
Loss (income) from discontinued operations, net	16.8	(14.7)
Loss on disposal of discontinued operations, net	11.8	--
Other	1.5	(3.8)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	35.7	(53.3)
Decrease (increase) in investments designated as trading securities	2.6	(73.3)
(Increase) decrease in other assets	(52.1)	8.4
Decrease in accounts payable and accrued and other liabilities	(.8)	(167.3)

Net cash provided by operating activities of continuing operations	586.2	396.4

INVESTING ACTIVITIES
Additions to property and equipment	(471.5)	(414.7)
Proceeds from disposal of discontinued operations	4.9	--
Proceeds from disposition of assets	1.7	4.0

Net cash used in investing activities	(464.9)	(410.7)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(8.6)	(10.5)
Cash dividends paid	(7.1)	(7.2)
Proceeds from exercise of stock options	5.3	26.6
Repurchase of common stock	(4.0)	(111.2)
Other	(4.0)	2.8

Net cash used in financing activities	(18.4)	(99.5)

Effect of exchange rate changes on cash and cash equivalents	.1	(2.5)
Net cash (used in) provided by operating activities of discontinued operations	(10.6)	18.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92.4	(97.9)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	789.6	629.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 882.0	$ 531.6

The accompanying notes are an integral part of these condensed consolidated financial statements. 7

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

       The financial data for the three-month and six-month periods ended June 30, 2009 and 2008 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2009.

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

       In accordance with SFAS 160, we classified noncontrolling interests as equity on our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008. Prior year amounts were previously included in other liabilities and contract drilling expense on our consolidated balance sheets and consolidated statements of income, respectively. Local third parties hold a noncontrolling ownership interest in three of our international subsidiaries. No changes in the ownership interests of these subsidiaries occurred during the six-month period ended June 30, 2009.

Income from continuing operations attributable to Ensco during the three-month and six-month periods ended June 30, 2009 and 2008 was as follows (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income from continuing operations	$226.3	$288.1	$452.1	$556.9
Income from continuing operations attributable to noncontrolling interests	(1.1)	(1.2)	(2.5)	(2.9)

Income from continuing operations attributable to Ensco	$225.2	$286.9	$449.6	$554.0

       Income (loss) from discontinued operations, net, for the three-month and six-month periods ended June 30, 2009 and 2008 was attributable to Ensco.

Note 3 - Earnings Per Share

       On January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities". This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in SFAS No. 128, "Earnings Per Share". Non-vested share awards granted to our employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities. We have prepared our current period basic and diluted EPS computations and retrospectively revised our comparative prior period computations to exclude net income allocated to non-vested share awards.

       The following table is a reconciliation of net income attributable to Ensco common shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income attributable to Ensco	$200.3	$296.7	$421.0	$568.7
Net income allocated to non-vested share awards	(2.4)	(3.2)	(5.1)	(5.4)

Net income attributable to Ensco common shares	$197.9	$293.5	$415.9	$563.3

       The following table is a reconciliation of the weighted-average common shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average common shares - basic	140.3	142.7	140.2	142.7
Potentially dilutive share options	.1	.5	.0	.5

Weighted-average common shares - diluted	140.4	143.2	140.2	143.2

       Antidilutive share options totaling 1.1 million and 268,000 were excluded from the computation of diluted EPS during the three-month periods ended June 30, 2009 and 2008, respectively. Antidilutive share options totaling 1.3 million and 628,000 were excluded from the computation of diluted EPS during the six-month periods ended June 30, 2009 and 2008, respectively.

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

       We use derivative financial instruments ("derivatives") to reduce our exposure to various market risks, primarily foreign currency risk. We maintain a foreign currency risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of June 30, 2009 and December 31, 2008, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to our derivative counterparties by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

       All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS 133. As of June 30, 2009 and December 31, 2008, our condensed consolidated balance sheets included net foreign currency derivative assets of $1.6 million and net foreign currency derivative liabilities of $20.3 million, respectively. See "Note 7 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

       Derivatives recorded at fair value in our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

Foreign currency forward contracts - current(1)	$8.2	$ .3	$6.7	$25.8
Foreign currency forward contracts - non-current(2)	1.1	5.1	1.3	.0

Total derivatives designated as hedging instruments	9.3	5.4	8.0	25.8

Foreign currency forward contracts - current(1)	.3	.1	.0	.0

Total derivatives not designated as hedging instruments	.3	.1	.0	.0

Total derivatives	$9.6	$5.5	$8.0	$25.8

(1)	Derivative assets and liabilities which have maturity dates equal to or less than twelve months from the respective balance sheet dates were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.
(2)	Derivative assets and liabilities which have maturity dates greater than twelve months from the respective balance sheet dates were included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of June 30, 2009, we had cash flow hedges outstanding to exchange an aggregate $419.3 million for foreign currencies, including $270.2 million for Singapore dollars, $74.8 million for British pounds, $37.9 million for Australian dollars and $36.4 million for various other foreign currencies.

       Gains and losses on derivatives designated as cash flow hedges in accordance with SFAS 133 included in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 were as follows (in millions):

Three Months Ended June 30, 2009 and 2008

Derivatives Designated as Cash Flow Hedges	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2009	2008	2009	2008	2009	2008

Foreign currency forward contracts(2)	$14.2	$2.2	$(5.0)	$2.6	$4.1	$(.3)
Interest rate swap contracts(3)	--	--	(.1)	(.2)	--	--

Total	$14.2	$2.2	$(5.1)	$2.4	$4.1	$(.3)

Six Months Ended June 30, 2009 and 2008
Derivatives Designated as Cash Flow Hedges	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2009	2008	2009	2008	2009	2008

Foreign currency forward contracts(2)	$(1.2)	$5.4	$(14.8)	$4.6	$(2.4)	$.1
Interest rate swap contracts(3)	--	--	(.3)	(.4)	--	--

Total	$(1.2)	$5.4	$(15.1)	$4.2	$(2.4)	$ .1

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income, net, in our condensed consolidated statements of income.
(2)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.
(3)	Losses on derivatives reclassified from accumulated other comprehensive income ("AOCI") into income (effective portion) were included in other income, net, in our condensed consolidated statements of income.

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments, or the derivatives otherwise do not qualify for hedge accounting under SFAS 133. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2009, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $43.5 million for foreign currencies, including $13.6 million for Danish kroner, $11.8 million for Australian dollars, $8.8 million for British pounds and $9.3 million for various other currencies.

       Net gains of $3.2 million and $1.5 million associated with our derivatives not designated as hedging instruments under SFAS 133 were included in other income, net, in our condensed consolidated statements of income for the quarters ended June 30, 2009 and 2008, respectively. Net gains of $2.2 million and $4.7 million associated with our derivatives not designated as hedging instruments under SFAS 133 were included in other income, net, in our condensed consolidated statements of income for the six-month periods ended June 30, 2009 and 2008, respectively.

       If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of June 30, 2009 would approximate $39.6 million, including $26.8 million related to our Singapore dollar exposures. All of our outstanding derivatives mature during the next three years.

       As of June 30, 2009, the estimated amount of net unrealized gains associated with derivatives, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$ .9
Net unrealized losses to be reclassified to other income, net	(.6)

Net unrealized gains to be reclassified to earnings	$ .3

Note 5 - Share-Based Compensation

       During the quarter ended June 30, 2009, we granted 115,002 share options to certain officers as annual equity awards made pursuant to our 2005 Long-Term Incentive Plan ("LTIP"). The share options granted become exercisable in annual 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. The following table summarizes the value of share options granted during the quarter ended June 30, 2009 (per share):

Weighted-average grant-date fair value	$17.17
Weighted-average exercise price	$41.29

       The exercise price of share options granted during the period equals the market value of the underlying stock on the date of grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the quarter ended June 30, 2009:

Risk-free interest rate	1.8%
Expected life (in years)	3.9
Expected volatility	53.3%
Dividend yield	.2%

       Expected volatility is based on the historical volatility of our common stock over the period of time equivalent to the expected term of the options granted. The expected term of options granted is derived from historical exercise patterns over a period of time equivalent to the contractual term of the options granted. We have not experienced significant differences in the historical exercise patterns among employees, officers and non-employee directors for them to be considered separately for valuation purposes. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon issues on the date of grant with a remaining term approximating the expected term of the options granted.

       During the quarter ended June 30, 2009, we granted 526,383 non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our LTIP. Grants of non-vested share awards generally vest at a rate of 20% per year, as determined by a committee of the Board of Directors. Beginning in June 2009, non-vested share awards granted to certain officers vest at a rate of 33% per year. All non-vested share awards have voting and dividend rights effective on the date of grant and are measured using the market value of our common stock on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the quarter ended June 30, 2009 was $40.83 per share.

Note 6 - Comprehensive Income

       Accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 was comprised of net unrealized losses on derivative instruments, net of tax. The components of comprehensive income, net of tax, for the three-month and six-month periods ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$201.4	$297.9	$423.5	$571.6
Other comprehensive income:
Net change in fair value of derivatives	14.2	2.2	(1.2)	5.4
Reclassification of unrealized gains and losses on
derivatives from other comprehensive loss
(income) into net income	5.1	(2.4)	15.1	(4.2)

Net other comprehensive income (loss)	19.3	(.2)	13.9	1.2

Comprehensive income	220.7	297.7	437.4	572.8
Comprehensive income attributable to noncontrolling interests	(1.1)	(1.2)	(2.5)	(2.9)

Comprehensive income attributable to Ensco	$219.6	$296.5	$434.9	$569.9

Note 7 - Fair Value Measurements

       The following fair value hierarchy table categorizes information regarding our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in millions):

Assets Measured at Fair Value on a Recurring Basis
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2009

Auction rate securities	$ --	$ --	$61.6	$61.6
Derivative instruments, net	--	1.6	--	1.6

Total financial assets	$ --	$ 1.6	$61.6	$63.2

As of December 31, 2008

Auction rate securities	$ --	$ --	$64.2	$64.2

Total financial assets	$ --	$ --	$64.2	$64.2

Derivative instruments, net	$ --	$20.3	$ --	$20.3

Total financial liabilities	$ --	$20.3	$ --	$20.3

    Derivative Instruments

       Our derivative instruments were measured at fair value on a recurring basis using Level 2 inputs as of June 30, 2009 and December 31, 2008. See "Note 4 - Derivative Financial Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

    Auction Rate Securities

       As of June 30, 2009 and December 31, 2008, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $69.7 million and $72.3 million (par value), respectively. Auction rate securities were classified as long-term investments on our condensed consolidated balance sheets. Our auction rate securities were originally acquired in January 2008 and have maturity dates ranging from 2025 to 2047. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2009 and December 31, 2008. The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Beginning Balance	$61.9	$79.9	$64.2	$ --
(Settlements) purchases	(.3)	(9.7)	(2.6)	73.3
Unrealized losses*	--	(.2)	--	(3.3)
Realized losses	--	--	--	--
Transfers in and/or out of Level 3	--	--	--	--

Ending balance	$61.6	$70.0	$61.6	$70.0

*	Unrealized losses were included in other income, net, in our condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurement, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of June 30, 2009. Accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of June 30, 2009. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 93% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we have concluded that estimated market values provided on our brokerage statements do not constitute valid inputs, and we do not utilize them in measuring the fair value of our auction rate securities.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of June 30, 2009. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. We believe that we have the ability to maintain our investment in these securities until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

    Other Financial Instruments

       During the second quarter of 2009, we adopted FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This staff position amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about the fair value of financial instruments of publicly-traded companies for interim reporting periods as well as in annual financial statements. This staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require the aforementioned disclosures in summarized financial information at interim reporting periods.

       The carrying values and estimated fair values of our debt instruments as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

4.65% Bonds, including current maturities	$ 51.8	$ 56.7	$ 54.0	$ 62.1
6.36% Bonds, including current maturities	82.3	94.0	88.7	103.9
7.20% Debentures	148.8	144.9	148.8	140.3

       The estimated fair value of our 7.20% Debentures was determined using quoted market prices. The estimated fair values of our 4.65% Bonds and 6.36% Bonds were determined using an income approach valuation model. The estimated fair value of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2009 and December 31, 2008.

Note 8 - Discontinued Operations

    ENSCO 69

       From May 2007 to June 2009, ENSCO 69 was contracted to Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela ("PDVSA"). PDVSA subsidiaries reportedly lack funds and, since late 2008, generally have not been paying their contractors and service providers. In January 2009, we suspended drilling operations on ENSCO 69 after Petrosucre failed to satisfy its contractual obligations and meet commitments relative to the payment of past due invoices. Petrosucre then took over complete control of ENSCO 69 drilling operations utilizing Petrosucre employees and a portion of the Venezuelan rig crews we had utilized. When Petrosucre initially advised us that it temporarily was taking over operations on the rig, we placed our supervisory rig personnel on ENSCO 69 to observe Petrosucre's operations.

       On April 30, 2009, we submitted a notice of termination to Petrosucre for non-payment of past due invoices. The terms of the ENSCO 69 drilling contract provided for termination of the contract upon Petrosucre's failure to satisfy its contractual payment obligations during the 30-day period subsequent to our notice. On June 4, 2009, after Petrosucre's failure to satisfy its contractual payment obligations, failure to reach a mutually acceptable agreement with us and denial of our request to demobilize ENSCO 69 from Venezuela, Petrosucre advised that it would not return the rig and would continue to operate it without our consent. Petrosucre further advised that it would release ENSCO 69 after a six-month period, subject to a mutually agreed accord addressing the resolution of all remaining obligations under the ENSCO 69 drilling contract. On June 6, 2009, we terminated our contract with Petrosucre and removed all remaining Ensco employees from the rig. On July 17, 2009, we received an $11.5 million payment from Petrosucre, which represented less than 25% of the $47.9 million contractually due to us as of June 30, 2009.

       Due to Petrosucre's longstanding failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's recent nationalization of assets owned by international oil and gas companies and oilfield service companies, we believe it is remote that ENSCO 69 will be returned to us by Petrosucre and operated again by Ensco. Therefore, we recorded the disposal of ENSCO 69 during the quarter ended June 30, 2009, and both the ENSCO 69 results of operations and loss on disposal were reclassified as discontinued operations in our condensed consolidated statements of income. We have filed an insurance claim under our package policy, which includes coverage for certain political risks, and are evaluating legal remedies against Petrosucre for contractual and other ENSCO 69 related damages.

       ENSCO 69 had a net book value of $17.3 million and inventory and other assets totaling $800,000. In connection with the disposal of ENSCO 69, we recognized a pre-tax loss of $18.1 million, which was classified as loss on disposal of discontinued operations, net, in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009.

       After considering the $11.5 million payment received on July 17, 2009, we recognized a $5.4 million bad debt provision during the quarter ended June 30, 2009 to fully reserve our remaining net receivable from Petrosucre. We had previously recognized bad debt provisions of $2.6 million and $14.3 million during the quarters ended March 31, 2009 and December 31, 2008, respectively. Bad debt provisions recognized during the three-month and six-month periods ended June 30, 2009 were included in loss on discontinued operations, net, in our condensed consolidated statements of income. We did not recognize revenue associated with ENSCO 69 drilling operations subsequent to January 2009 when Petrosucre initially assumed control of our rig. We deferred $14.1 million of revenue earned during the period between January 2009 and our termination of the ENSCO 69 drilling contract in June 2009.

       The ENSCO 69 drilling contract is governed by Venezuelan law and there can be no assurances relative to the recovery of outstanding contract entitlements. As of June 30, 2009, ENSCO 69 had an insured value of $65.0 million under a package policy, including coverage for certain political risks, subject to a $10.0 million deductible. We are in the early stages of the insurance claim process and, therefore, were unable to conclude that collection of insurance proceeds associated with the loss of ENSCO 69 was probable as of June 30, 2009. Accordingly, no ENSCO 69 related insurance recoveries were recognized in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009.

    ENSCO 74

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies. In March 2009, the sunken hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by an oil tanker. The operating results of ENSCO 74 were reclassified as discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008. See "Note 9 - Contingencies" for additional information on the loss of ENSCO 74.

       The following table summarizes our (loss) income from discontinued operations for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$ --	$27.7	$ 4.8	$48.1
Operating expenses	9.3	11.9	19.6	24.1

Operating (loss) income before income taxes	(9.3)	15.8	(14.8)	24.0
Income tax expense	3.8	6.0	2.0	9.3
Loss on disposal of discontinued operations, net	(11.8)	--	(11.8)	--

(Loss) income from discontinued operations	$(24.9)	$ 9.8	$(28.6)	$14.7

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

       Our internal investigation has essentially been concluded. A meeting to review the results of the investigation with the authorities was held on February 24, 2009. We expect to discuss a possible negotiated disposition with the authorities during the second half of 2009. It currently is anticipated that the matter will be concluded within that period.

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

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by an oil tanker. Following discovery of the sunken rig hull, we removed the hydrocarbons remaining onboard and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners.

       Physical damage to our rigs caused by a hurricane, the associated "sue and labor" costs to mitigate the insured loss and removal, salvage and recovery costs are all covered by our property insurance policies subject to a $50.0 million per occurrence retention (deductible). The insured value of ENSCO 74 was $100.0 million, and we have received the net $50.0 million due for loss of the rig.

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

       We believe it is probable that we will be required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations. We also believe it is probable that we will be required to remove the ENSCO 74 rig hull and related debris from the seabed due to the navigational risk it imposes. We estimate the leg removal costs could range from $16.0 million to $30.0 million, and the hull and related debris removal costs could range from $30.0 million to $55.0 million. A $16.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs, was recorded as of June 30, 2009. A $30.0 million liability, representing the low end of the range of estimated hull and related debris removal costs, and a corresponding receivable for recovery of those costs, was recorded as of June 30, 2009. The aggregate $46.0 million liability and receivable for the leg and hull and related debris removal costs were included in accrued liabilities and other and other assets, net, on our June 30, 2009 condensed consolidated balance sheet.

       On March 17, 2009, we received notice from counsel representing certain underwriters in a subrogation claim alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike. The letter requests that we retain all documents/records concerning the ENSCO 74 loss and permit the underwriters' representatives to attend the salvage operations and participate in a joint survey of the rig. The underwriters' counsel has advised that the subrogated claim is in the amount of $22.0 million to $25.0 million and indicated that the letter was submitted due to the proximity (approximately 2 miles) of the pipeline to the sunken ENSCO 74 hull and the assumed path of the rig. An investigation of the matter is in process. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to this matter.

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

       On June 9, 2009, we received notice from legal counsel representing another pipeline owner which reportedly sustained damages to a subsea pipeline. The letter asserts these unquantified damages may have been caused by ENSCO 74 during Hurricane Ike. We presently are unable to determine whether the pipeline damages were caused by ENSCO 74 or the extent of the cost and losses associated with the damage. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to this matter.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention (in the event of multiple occurrences the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter) and an annual aggregate limit of $500.0 million. Although we do not expect the final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina during 2005. Although beneficial ownership of ENSCO 29 was transferred to our insurance underwriters when the rig was determined to be a total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. In August 2007, we commenced litigation against certain underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The litigation is in an early stage and is currently pending a decision from the United States Court of Appeals.

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

       The Mississippi state court cases are under an informal stay of discovery issued by a Special Master presiding over these matters while discovery is conducted for a designated group of plaintiffs, several of which involve us. To date, written discovery and plaintiff depositions have taken place in seven cases pending against us. No further activity will occur in these cases until they are selected for trial. Currently, none of the cases pending against us in Mississippi have been set for trial. Plaintiffs and defendants have until August 15, 2009 to select plaintiffs to fill five trial settings during 2010.

       The three cases pending in federal court were consolidated with 441 other lawsuits filed by a Houston law firm. These cases were referred to a Magistrate Judge, who ordered parties to conduct general discovery in these matters. Discovery specific to each plaintiff will take place at a later designated time, if deemed necessary by the parties and the court.

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

       The employee group (led by a trade union) was granted leave to appeal to the highest civil court in Scotland (the Court of Session). The trade unions initially submitted an application for a direct reference to the European Court of Justice, which recently was withdrawn. It is expected that a Court of Session ruling on the appeal will not be made for several years.

       We also received inquiries from and responded to the Danish and Dutch authorities regarding applicability of the WTD as adopted by Denmark and The Netherlands to employees on our rigs operating in the Danish and Dutch sectors of the North Sea.

       Based on information currently available, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Other Matters

       In connection with an audit of employee payroll-related returns of an international subsidiary, the local taxing authority issued a letter to us during the second quarter of 2009 communicating its position related to the applicability of certain tax exemptions provided by various tax treaties to non-resident employees of the subsidiary. We believe that the local taxing authority's position is inconsistent with established and current tax law in the jurisdiction. We estimate our exposure associated with this matter to be approximately $5.5 million, but sufficient evidence exists to enable us to conclude that our defenses are adequate and a liability is not probable.

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

Note 10 - Segment Information

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe/Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the three-month and six-month periods ended June 30, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." Assets not allocated to our operating segments consisted primarily of cash and cash equivalents and goodwill and were also included in "Reconciling Items."

Three Months Ended June 30, 2009
(in millions)

				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 67.7	$ 161.5	$176.0	$106.4	$ 511.6	$ --	$ 511.6
Operating expenses Contract drilling (exclusive of depreciation)	23.7	61.0	52.6	40.5	177.8	--	177.8
Depreciation	3.7	22.2	11.0	12.1	49.0	.3	49.3
General and administrative	--	--	--	--	--	16.0	16.0

Operating income (loss)	$ 40.3	$ 78.3	$112.4	$ 53.8	$ 284.8	$ (16.3)	$ 268.5

Total assets	$2,172.4	$1,300.7	$813.2	$823.4	$5,109.7	$1,239.3	$6,349.0
Three Months Ended June 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 32.6	$ 263.5	$201.8	$111.5	$ 609.4	$ --	$ 609.4
Operating expenses Contract drilling (exclusive of depreciation)	9.7	89.3	64.2	39.8	203.0	--	203.0
Depreciation	2.3	21.2	10.8	11.9	46.2	.5	46.7
General and administrative	--	--	--	--	--	13.8	13.8

Operating income (loss)	$ 20.6	$ 153.0	$126.8	$ 59.8	$ 360.2	$ (14.3)	$ 345.9

Total assets	$1,274.0	$1,356.1	$845.5	$823.2	$4,298.8	$ 906.1	$5,204.9

Six Months Ended June 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 67.7	$ 382.4	$372.4	$198.4	$1,020.9	$ --	$1,020.9
Operating expenses Contract drilling (exclusive of depreciation)	28.5	127.3	106.1	79.6	341.5	--	341.5
Depreciation	6.0	43.9	21.9	24.1	95.9	.6	96.5
General and administrative	--	--	--	--	--	28.0	28.0

Operating income (loss)	$ 33.2	$ 211.2	$244.4	$ 94.7	$ 583.5	$ (28.6)	$ 554.9

Total assets	$2,172.4	$1,300.7	$813.2	$823.4	$5,109.7	$1,239.3	$6,349.0
Six Months Ended June 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 57.2	$ 518.7	$393.6	$199.8	$1,169.3	$ --	$1,169.3
Operating expenses Contract drilling (exclusive of depreciation)	18.2	164.1	122.1	77.2	381.6	--	381.6
Depreciation	4.5	42.3	21.3	23.4	91.5	.9	92.4
General and administrative	--	--	--	--	--	26.5	26.5

Operating income (loss)	$ 34.5	$ 312.3	$250.2	$ 99.2	$ 696.2	$ (27.4)	$ 668.8

Total assets	$1,274.0	$1,356.1	$845.5	$823.2	$4,298.8	$ 906.1	$5,204.9

Note 11 - Subsequent Events

       During the second quarter of 2009, we adopted SFAS No. 165, "Subsequent Events" (as amended) which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this standard did not result in significant changes in the subsequent events that we are required to recognize or disclosure in our financial statements.

       We evaluated subsequent events through July 23, 2009, the date these condensed consolidated financial statements were filed with the SEC. On July 17, 2009, we received an $11.5 million payment from Petrosucre, a subsidiary of PDVSA. Petrosucre took over complete control of ENSCO 69 in January 2009, and we terminated our drilling contract with Petrosucre in June 2009 after it failed to satisfy contractual obligations and meet payment commitments. See "Note 8 - Discontinued Operations" for additional information on ENSCO 69.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       Depressed oil and natural gas prices and the weak global economy have caused operators in virtually all markets to curtail their shallow water drilling programs leading to a significant decline in jackup rig demand. Although oil and natural gas prices increased during the quarter ended June 30, 2009, we believe incremental drilling activity will be constrained until the global economy shows meaningful signs of recovery. Current economic conditions and depressed commodity prices are expected to continue their adverse effect on jackup rig demand during the remainder of 2009 and possibly beyond.

       As a result of depressed oil and natural gas prices and the weak global economy, jackup rig demand has declined, resulting in an increased number of available rigs. In addition, it has been reported that 2009 newbuild jackup and semisubmersible rigs will increase the worldwide fleet of drilling rigs by almost 10%. Of the 28 jackup rigs projected for delivery during 2009, eleven were delivered during the first six months of the year. The majority of jackup rigs scheduled for delivery during the remainder of 2009 are not contracted.

       Of the 18 semisubmersible rigs projected for delivery during 2009, seven were delivered during the first six months of the year. Although the majority of semisubmersible rigs scheduled for delivery during the remainder of 2009 are contracted, operators have expressed interest in subletting contracted rigs in an attempt to minimize costs until oil and natural gas prices and the global economy recover.

       It is unlikely that the market in general, or any geographic region in particular, will be able to fully absorb newbuild rig deliveries, especially in light of the existing oversupply of available jackup rigs and depressed rig demand. For additional information concerning the potential risks and uncertainties newbuild rigs may have on our business, our industry and global supply, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in this report.

    Deepwater

       Although depressed oil and natural gas prices resulted in a modest decline in demand for ultra-deepwater semisubmersible rigs, we expect operators to continue the majority of their ongoing investments in deepwater projects. Deepwater semisubmersible rig day rates declined slightly during the first six months of 2009 as compared to record-high day rates achieved during 2008, partially due to the abundance of sublet slots made available by operators. Despite the recent increase in sublet activity, we anticipate continued high utilization of the worldwide ultra-deepwater semisubmersible rig fleet for the foreseeable future. Day rates for the remainder of 2009 and beyond will depend in large part on the length and magnitude of the current global economic crisis and on expectations of future oil and natural gas prices.

       In addition to ENSCO 8500, which commenced a four-year drilling contract in June 2009, and ENSCO 8501, which was delivered in June 2009 and is expected to commence drilling operations under a three-and-a-half-year contract in October 2009, we have five ENSCO 8500 Series® rigs under construction with scheduled delivery dates during the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Two of the five ENSCO 8500 Series® rigs under construction have secured long-term drilling contracts in the Gulf of Mexico and three are without contracts. Our ENSCO 7500 ultra-deepwater semisubmersible rig is operating under a long-term contract in Australia.

    Asia Pacific

       During the first half of 2008, Asia Pacific jackup rig utilization remained high and day rates stabilized as strong rig demand was offset by new rig deliveries. During the latter half of 2008, jackup rig demand was significantly impacted by the decline in oil and natural gas prices and the global economic crisis, resulting in a significant reduction in utilization and day rates through the first six months of 2009. With limited contract opportunities currently available and an expected increase in the supply of available jackup rigs from newbuild deliveries, cancelled tenders and unexercised contract extension options, we anticipate that utilization and day rates will remain under pressure for the remainder of 2009.

    Europe/Africa

       Our Europe/Africa offshore drilling operations are mainly conducted in northern Europe. During 2008, shortfalls in rig availability in this region led to sustained high utilization levels and a slight increase in day rates. Although utilization and day rates remained high during the first quarter of 2009, the decline in oil and natural gas prices during the latter half of 2008 resulted in several cancelled tenders and unexercised contract extension options. Tender activity in the region during the second quarter was minimal, and we expect this trend to continue for the remainder of the year. We anticipate that this market will experience excess rig availability in the near-term, which will result in a decline in utilization and day rates during the remainder of 2009.

    North and South America

       Demand for jackup rigs in the Gulf of Mexico stabilized during 2008, and jackup rig supply continued to decline as rigs were relocated to more economically attractive regions. As a result, utilization levels and day rates began to improve during the first half of 2008. In September 2008, damage caused by Hurricanes Gustav and Ike reduced the supply of available jackup rigs, however, the reduction was more than offset by a decrease in demand resulting from the global economic crisis and decline in oil and natural gas prices. As a result, utilization and day rates declined significantly during the first six months of 2009. With depressed oil and natural gas prices, a weakened global economy and the threat of severe weather during hurricane season, we expect continued declines in jackup rig demand resulting in low utilization and day rates for the remainder of the year.

       A growing portion of our North and South America offshore drilling operations are conducted in Mexico, where demand for rigs increased during 2008 as Petróleos Mexicanos, the national oil company of Mexico ("PEMEX"), accelerated drilling activities in an attempt to offset continued depletion of its major oil and natural gas fields. During the first six months of 2009, demand for jackup rigs in Mexico remained high and day rates remained comparable with international rates despite the global economic crisis and depressed oil and natural gas prices. PEMEX is expected to issue additional tenders during the next several quarters, however, it is unclear whether these requirements relate to renewals of incumbent rigs. We expect future day rates to face pressure as drilling contractors with idle rigs in other geographic regions pursue contract opportunities in Mexico.

RESULTS OF OPERATIONS

       The following table highlights our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$511.6	$609.4	$1,020.9	$1,169.3
Operating expenses
Contract drilling (exclusive of depreciation)	177.8	203.0	341.5	381.6
Depreciation	49.3	46.7	96.5	92.4
General and administrative	16.0	13.8	28.0	26.5

Operating income	268.5	345.9	554.9	668.8
Other income, net	6.9	6.8	2.6	11.3
Provision for income taxes	49.1	64.6	105.4	123.2

Income from continuing operations	226.3	288.1	452.1	556.9
(Loss) income from discontinued operations, net	(24.9)	9.8	(28.6)	14.7

Net income	201.4	297.9	423.5	571.6
Less: Net income attributable to noncontrolling interests	(1.1)	(1.2)	(2.5)	(2.9)

Net income attributable to Ensco	$200.3	$296.7	$ 421.0	$ 568.7

       For the quarter ended June 30, 2009, revenues declined by $97.8 million, or 16%, and operating income declined by $77.4 million, or 22%, as compared to the prior year quarter. The declines were primarily due to decreased utilization of jackup rigs across our worldwide fleet, partially offset by an increase in average day rates earned by our contracted jackup rigs in North and South America and ENSCO 7500. For the six-month period ended June 30, 2009, revenues declined by $148.4 million, or 13%, and operating income declined by $113.9 million, or 17%, as compared to the prior year period. The declines were primarily due to decreased utilization of our Asia Pacific and North and South America jackup fleets, partially offset by an increse in average day rates earned by our contracted jackup rigs in North and South America.

       Oil and natural gas prices have declined substantially from their 2008 levels. As a result, operators continue to defer and/or curtail drilling programs, which will likely result in a reduction in demand for drilling rigs and a decline in utilization and day rates. If current economic conditions persist, we believe it is unlikely the operating results achieved during 2008 and the six-month period ended June 30, 2009 will be sustained during the remainder of the year.

Rig Locations, Utilization and Average Day Rates

       We manage our business through four operating segments. Our jackup rigs are mobile and occasionally move between operating segments in response to market conditions and contract opportunities. The following table summarizes our offshore drilling rigs by segment and rigs under construction as of June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008

Deepwater(1)(2)	3	1
Asia Pacific	20	20
Europe/Africa	10	10
North and South America	13	13
Under construction(1)(2)(3)	5	6

Total(4)	51	50

(1)	During the third quarter of 2008, we accepted delivery of ENSCO 8500 and mobilized the rig to the Gulf of Mexico. The rig commenced operations in the Gulf of Mexico under a four-year contract in June 2009.
(2)	During the second quarter of 2009, we accepted delivery of ENSCO 8501 which is currently mobilizing to the Gulf of Mexico from Singapore. ENSCO 8501 is expected to commence drilling operations in the Gulf of Mexico under a three-and-a-half-year contract in October 2009.
(3)	During the third quarter of 2008, we entered into an agreement to construct ENSCO 8506 with delivery expected during the second half of 2012.
(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by operating segment for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rig Utilization(1)
Deepwater	96%	98%	98%	97%
Asia Pacific(3)	63%	91%	70%	94%
Europe/Africa	87%	97%	93%	98%
North and South America	72%	100%	70%	95%

Total	72%	95%	76%	95%

Average Day Rates(2)
Deepwater	$490,865	$365,496	$490,865	$323,215
Asia Pacific(3)	144,517	152,906	154,093	148,023
Europe/Africa	219,715	217,710	219,309	215,435
North and South America	119,190	93,333	119,127	89,605

Total	$171,439	$154,454	$169,656	$150,958

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
(2)	Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues and lump sum revenues, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.
(3)	Rig utilization and average day rates for the Asia Pacific operating segment include our jackup rigs only. The ENSCO I barge rig has been excluded.
Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by operating segment, are provided below.

Operating Income

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe/Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the three-month and six-month periods ended June 30, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended June 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$67.7	$161.5	$176.0	$106.4	$511.6	$ --	$511.6
Operating expenses Contract drilling (exclusive of depreciation)	23.7	61.0	52.6	40.5	177.8	--	177.8
Depreciation	3.7	22.2	11.0	12.1	49.0	.3	49.3
General and administrative	--	--	--	--	--	16.0	16.0

Operating income (loss)	$40.3	$ 78.3	$112.4	$ 53.8	$284.8	$(16.3)	$268.5

Three Months Ended June 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$32.6	$263.5	$201.8	$111.5	$609.4	$ --	$609.4
Operating expenses Contract drilling (exclusive of depreciation)	9.7	89.3	64.2	39.8	203.0	--	203.0
Depreciation	2.3	21.2	10.8	11.9	46.2	.5	46.7
General and administrative	--	--	--	--	--	13.8	13.8

Operating income (loss)	$20.6	$153.0	$126.8	$ 59.8	$360.2	$(14.3)	$345.9

Six Months Ended June 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$67.7	$382.4	$372.4	$198.4	$1,020.9	$ --	$1,020.9
Operating expenses Contract drilling (exclusive of depreciation)	28.5	127.3	106.1	79.6	341.5	--	341.5
Depreciation	6.0	43.9	21.9	24.1	95.9	.6	96.5
General and administrative	--	--	--	--	--	28.0	28.0

Operating income (loss)	$33.2	$211.2	$244.4	$ 94.7	$ 583.5	$(28.6)	$ 554.9

Six Months Ended June 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe/	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$57.2	$518.7	$393.6	$199.8	$1,169.3	$ --	$1,169.3
Operating expenses Contract drilling (exclusive of depreciation)	18.2	164.1	122.1	77.2	381.6	--	381.6
Depreciation	4.5	42.3	21.3	23.4	91.5	.9	92.4
General and administrative	--	--	--	--	--	26.5	26.5

Operating income (loss)	$34.5	$312.3	$250.2	$ 99.2	$ 696.2	$(27.4)	$ 668.8

    Deepwater

       Deepwater revenues for the quarter ended June 30, 2009 increased by $35.1 million, or 108%, as compared to the prior year quarter. The increase in revenues was due to an increase in the day rate earned by ENSCO 7500, the recognition of ENSCO 7500 mobilization revenues and the commencement of ENSCO 8500 drilling operations in June 2009. In October 2008, we amended the ENSCO 7500 drilling contract and agreed to relocate the rig to Australia where we commenced drilling operations under a new contract in April 2009 at a day rate of approximately $550,000. Revenues earned during the mobilization period were deferred and are being recognized ratably over the firm commitment period of the contract (April 2009 through September 2010) at a rate of approximately $170,000 per day. Contract drilling expense increased by $14.0 million, or 144%, due to an increase in mobilization expense and personnel costs associated with ENSCO 7500 and, to a lesser extent, the commencement of ENSCO 8500 drilling operations. Depreciation expense increased by $1.4 million, or 61%, primarily due to ENSCO 8500, which was placed into service in June 2009.

       Deepwater revenues for the six-month period ended June 30, 2009 increased by $10.5 million, or 18%, as compared to the prior year period. The increase in revenues was due to an increase in the day rate earned by ENSCO 7500, the recognition of ENSCO 7500 mobilization revenues and the commencement of ENSCO 8500 drilling operations in June 2009, partially offset by the deferral of ENSCO 7500 revenues during the rig's mobilization to Australia. Contract drilling expense increased by $10.3 million, or 57%, due to an increase in mobilization expense and personnel costs associated with ENSCO 7500 and, to a lesser extent, the commencement of ENSCO 8500 drilling operations. Depreciation expense increased by $1.5 million, or 33%, primarily due to ENSCO 8500 as noted above.

    Asia Pacific

       Asia Pacific revenues for the quarter ended June 30, 2009 declined by $102.0 million, or 39%, as compared to the prior year quarter. The decline in revenues was primarily due to a decline in utilization to 63% from 91% in the prior year quarter. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008 coupled with excess rig availability in the region. Contract drilling expense declined by $28.3 million, or 32%, as compared to the prior year quarter, primarily due to the impact of decreased utilization and a decline in repair and maintenance expense. Depreciation expense increased by 5% primarily due to the ENSCO 53 capital enhancement project completed during the second quarter of 2009 and depreciation on minor upgrades and improvements completed during 2008 and the first half of 2009.

       Asia Pacific revenues for the six-month period ended June 30, 2009 declined by $136.3 million, or 26%, as compared to the prior year period. The decline in revenues was primarily due to a decline in utilization to 70% from 94% in the prior year period, partially offset by a 4% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above, coupled with excess rig availability in the region. The increase in average day rates resulted from higher levels of spending by oil and gas companies during 2008 prior to the decline in oil and natural gas prices. Contract drilling expense declined by $36.8 million, or 22%, as compared to the prior year period, primarily due to the impact of decreased utilization and a decline in repair and maintenance expense. Depreciation expense increased by 4% primarily due to the ENSCO 53 capital enhancement project completed during the second quarter of 2009 and depreciation on minor upgrades and improvements completed during 2008 and the first half of 2009.

    Europe/Africa

       Europe/Africa revenues for the quarter ended June 30, 2009 declined by $25.8 million, or 13%, as compared to the prior year quarter. The decline was primarily due to a decline in utilization to 87% from 97% in the prior year quarter. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008. Contract drilling expense declined by $11.6 million, or 18%, as compared to the prior year quarter, primarily due to a decline in mobilization expense and the impact of decreased utilization. Depreciation expense increased by 2% due to depreciation on minor upgrades and improvements to our Europe/Africa fleet completed during 2008 and the first half of 2009.

       Europe/Africa revenues for the six-month period ended June 30, 2009 declined by $21.2 million, or 5%, as compared to the prior year period. The decline was primarily due to a decline in utilization to 93% from 98% in the prior year period. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above. Contract drilling expense declined by $16.0 million, or 13%, as compared to the prior year quarter, primarily due to a decline in mobilization expense and the impact of decreased utilization, partially offset by an increase in repair and maintenance expense. Depreciation expense increased by 3% due to depreciation on minor upgrades and improvements to our Europe/Africa fleet completed during 2008 and the first half of 2009.

    North and South America

       North and South America revenues for the quarter ended June 30, 2009 declined by $5.1 million, or 5%, as compared to the prior year quarter. The decline was primarily due to a decline in utilization to 72% from 100% in the prior year quarter, largely offset by a 28% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008. The increase in average day rates was largely due to the relocation of ENSCO 89, ENSCO 93 and ENSCO 98 to Mexico and ENSCO 68 to Venezuela during the second half of 2008 or first half of 2009, where day rates are generally higher than the Gulf of Mexico. Contract drilling expense increased by $700,000, or 2%, as compared to the prior year quarter. Incremental expenses associated with operating in Mexico and Venezuela were largely offset by the impact of decreased utilization in the Gulf of Mexico. Depreciation expense increased by 2% due to the ENSCO 89 and ENSCO 93 capital enhancement projects completed during the second quarter of 2009 and depreciation on minor upgrades and improvements to our North and South America fleet completed during 2008 and the first half of 2009.

       North and South America revenues for the six-month period ended June 30, 2009 declined by $1.4 million as compared to the prior year period. The decline was primarily due to a decline in utilization to 70% from 95% in the prior year period, largely offset by a 33% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above. The increase in average day rates was largely due to the relocation of ENSCO 89, ENSCO 93 and ENSCO 98 to Mexico and ENSCO 68 to Venezuela as noted above. Contract drilling expense increased by $2.4 million, or 3%, as compared to the prior year period, due to an increase in repair and maintenance and mobilization expense in addition to incremental expenses associated with operating in Mexico and Venezuela, partially offset by the impact of decreased utilization. Depreciation expense increased by 3% primarily due to ENSCO 93 capital enhancement projects completed during the second quarter of 2009 and first quarter of 2008, the ENSCO 89 capital enhancement project completed during the second quarter of 2009 and depreciation on minor upgrades and improvements to our North and South America fleet completed during 2008 and the first half of 2009.

    Other

       General and administrative expense for the three-month and six-month periods ended June 30, 2009 increased by $2.2 million, or 16%, and $1.5 million, or 6%, respectively, as compared to the respective prior year periods. The increases were primarily attributable to a $1.9 million expense incurred during the quarter ended June 30, 2009 in connection with a separation agreement with our Senior Vice President of Operations.

Other Income, Net Other income, net, for the three-month and six-month periods ended June 30, 2009 and 2008 was as follows (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$ .4	$3.7	$ 1.1	$ 8.7
Interest expense, net:
Interest expense	(5.3)	(5.1)	(10.6)	(10.8)
Capitalized interest	5.3	5.1	10.6	10.8

	--	--	--	--
Other, net	6.5	3.1	1.5	2.6

	$6.9	$6.8	$ 2.6	$11.3

       Interest income for the three-month and six-month periods ended June 30, 2009 declined as compared to the respective prior year periods due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense for the three-month and six-month periods ended June 30, 2009 was comparable with prior year periods.

       Other, net, for the three-month and six-month periods ended June 30, 2009 included net foreign currency exchange gains of $6.5 million and $500,000, respectively.

       Other, net, for the quarter ended June 30, 2008 included net foreign currency exchange gains of $3.3 million. Other, net, for the six-month period ended June 30, 2008 included net foreign currency exchange gains of $5.8 million, partially offset by $3.3 million of unrealized losses associated with the valuation of our auction rate securities. See Note 7 to our condensed consolidated financial statements for additional information on the fair value measurement of our auction rate securities.

Provision for Income Taxes

       The provision for income taxes for the quarter ended June 30, 2009 declined by $15.5 million as compared to the prior year quarter. The decline was attributable to decreased profitability and a decrease in the effective tax rate from 18.3% for the quarter ended June 30, 2008 to 17.8% for the quarter ended June 30, 2009. The decline in the effective rate was primarily due to the impact of a $6.2 million net benefit resulting from the finalization of a prior period tax return, partially offset by a decline in the relative portion of our earnings generated by our international subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

       The provision for income taxes for the six-month period ended June 30, 2009 declined by $17.8 million as compared to the prior year period. The decline was primarily attributable to decreased profitability, partially offset by an increase in the effective tax rate from 18.1% for the six-month period ended June 30, 2008 to 18.9% for the six-month period ended June 30, 2009, primarily due to a decline in the relative portion of our earnings generated by our international subsidiaries as noted above.

Discontinued Operations

    ENSCO 69

       From May 2007 to June 2009, ENSCO 69 was contracted to Petrosucre, a subsidiary of PDVSA, the national oil company of Venezuela. PDVSA subsidiaries reportedly lack funds and, since late 2008, generally have not been paying their contractors and service providers. In January 2009, we suspended drilling operations on ENSCO 69 after Petrosucre failed to satisfy its contractual obligations and meet commitments relative to the payment of past due invoices. Petrosucre then took over complete control of ENSCO 69 drilling operations utilizing Petrosucre employees and a portion of the Venezuelan rig crews we had utilized. When Petrosucre initially advised us that it temporarily was taking over operations on the rig, we placed our supervisory rig personnel on ENSCO 69 to observe Petrosucre's operations.

       On April 30, 2009, we submitted a notice of termination to Petrosucre for non-payment of past due invoices. The terms of the ENSCO 69 drilling contract provided for termination of the contract upon Petrosucre's failure to satisfy its contractual payment obligations during the 30-day period subsequent to our notice. On June 4, 2009, after Petrosucre's failure to satisfy its contractual payment obligations, failure to reach a mutually acceptable agreement with us and denial of our request to demobilize ENSCO 69 from Venezuela, Petrosucre advised that it would not return the rig and would continue to operate it without our consent. Petrosucre further advised that it would release ENSCO 69 after a six-month period, subject to a mutually agreed accord addressing the resolution of all remaining obligations under the ENSCO 69 drilling contract. On June 6, 2009, we terminated our contract with Petrosucre and removed all remaining Ensco employees from the rig.

       Due to Petrosucre's longstanding failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's recent nationalization of assets owned by international oil and gas companies and oilfield service companies, we believe it is remote that ENSCO 69 will be returned to us by Petrosucre and operated again by Ensco. We have filed an insurance claim under our package policy, which includes coverage for certain political risks, and are evaluating legal remedies against Petrosucre for contractual and other ENSCO 69 related damages. ENSCO 69 operating results for the three-month and six-month periods ended June 30, 2009 and 2008 were reclassified as discontinued operations in our condensed consolidated statements of income. See Note 8 to our condensed consolidated financial statements for additional information on ENSCO 69.

    ENSCO 74

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies. In March 2009, the sunken hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by an oil tanker. The operating results of ENSCO 74 were reclassified as discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008. See Note 9 to our condensed consolidated financial statements for additional information on the loss of ENSCO 74.

       The following table summarizes our (loss) income from discontinued operations for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$ --	$27.7	$ 4.8	$48.1
Operating expenses	9.3	11.9	19.6	24.1

Operating (loss) income before income taxes	(9.3)	15.8	(14.8)	24.0
Income tax expense	3.8	6.0	2.0	9.3
Loss on disposal of discontinued operations, net	(11.8)	--	(11.8)	--

(Loss) income from discontinued operations	$(24.9)	$ 9.8	$(28.6)	$14.7

Fair Value Measurements

       Our auction rate securities were measured at fair value as of June 30, 2009 and December 31, 2008 using significant Level 3 inputs. See Note 7 to our condensed consolidated financial statements for additional information on our fair value measurements.

       As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of June 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available. We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of June 30, 2009. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of June 30, 2009 was appropriate.

       Based on the results of our June 30, 2009 fair value measurement, we recognized unrealized losses of $100,000 and $300,000 for the three-month and six-month periods ended June 30, 2009, respectively, which were largely offset by the reversal of unrealized losses associated with $300,000 and $2.6 million (par value) of auction rate securities redeemed at par during the three-month and six-month periods ended June 30, 2009, respectively. Net unrealized losses on our auction rate securities were included in other income, net, in our condensed consolidated statements of income.

       The carrying values of our auction rate securities, classified as long-term investments on our condensed consolidated balance sheets, were $61.6 million and $64.2 million as of June 30, 2009 and December 31, 2008, respectively. We anticipate realizing the $69.7 million (par value) of our auction rate securities on the basis that we intend to hold them until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

       Assets measured at fair value using significant Level 3 inputs constituted 1% of our total assets as of June 30, 2009 and December 31, 2008.

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

       We believe the current global economic crisis and depressed oil and natural gas prices will lead to a continued decline in jackup rig utilization and day rates during the remainder of 2009, the extent of which is currently unknown. It is likely that this will result in a decline in our cash flow from operations during the remainder of 2009 and possibly beyond. Based on our $882.0 million of cash and cash equivalents as of June 30, 2009 and our current contractual backlog, we believe our remaining $1,356.0 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be fully or substantially funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

       During the six-month period ended June 30, 2009, our primary source of cash was $586.2 million generated from continuing operations. Our primary uses of cash for the same period included $471.5 million for the construction, enhancement and other improvement of our drilling rigs, including $328.5 invested in the construction of our ENSCO 8500 Series® rigs.

       During the six-month period ended June 30, 2008, our primary source of cash was $396.4 million generated from continuing operations. Our primary uses of cash for the same period included $414.7 million for the construction, enhancement and other improvement of our drilling rigs, including $345.3 million invested in the construction of our ENSCO 8500 Series® rigs, and $111.2 million for the repurchase of our common stock.

       Detailed explanations of our liquidity and capital resources for the six-month periods ended June 30, 2009 and 2008 are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the six-month periods ended June 30, 2009 and 2008 were as follows (in millions):

	Six Months Ended
	June 30,
	2009	2008

Cash flow from continuing operations	$586.2	$396.4

Capital expenditures on continuing operations
New rig construction	$328.5	$345.3
Rig enhancements	88.3	22.1
Minor upgrades and improvements	54.7	47.3

	$471.5	$414.7

       Cash flow from continuing operations increased by $189.8 million, or 48%, for the six-month period ended June 30, 2009 as compared to the prior year period. The increase resulted primarily from a $148.3 million decline in tax payments and a $75.9 million decline in our investment in trading securities, offset by a $30.0 million decline in cash receipts from contract drilling services.

       We continue to expand the size and quality of our drilling rig fleet. We have five ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates in the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Two of the five rigs under construction have secured long-term drilling contracts in the Gulf of Mexico, and three are presently without contracts.

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

Financing and Capital Resources

       Our long-term debt, total capital and long-term debt to total capital ratios as of June 30, 2009 and December 31, 2008 are summarized below (in millions, except percentages):

	June 30,	December 31,
	2009	2008

Long-term debt	$ 265.7	$ 274.3
Total capital*	$5,387.2	$4,951.2
Long-term debt to total capital	4.9%	5.5%
*Total capital consists of long-term debt and Ensco stockholders' equity.

       We have a $350.0 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks that matures in June 2010. We had no amounts outstanding under the Credit Facility as of June 30, 2009 and December 31, 2008. We filed a Form S-3 Registration Statement with the SEC on January 13, 2009, which provides us the ability to issue debt and/or equity securities. The registration statement was immediately effective and expires in January 2012. We currently maintain an investment grade credit rating of Baa1 from Moody's Investors Service and BBB+ from Standard & Poor's Ratings Services.

       As of June 30, 2009, we had an aggregate $134.1 million outstanding under two separate bond issues guaranteed by the United States Maritime Administration which require semiannual principal and interest payments. We also make semiannual interest payments on $150.0 million of 7.20% debentures due during 2027.

       Our Board of Directors has authorized the repurchase of up to $1,500.0 million of our common stock. From inception of our stock repurchase programs in March 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under our Board-authorized stock repurchase programs during the six-month period ended June 30, 2009. As of June 30, 2009, $562.4 million remained available for repurchases of our outstanding common stock under Board-authorized stock repurchase programs.

Liquidity

       Our liquidity position as of June 30, 2009 and December 31, 2008 is summarized in the table below (in millions, except ratios):

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$ 882.0	$789.6
Working capital	$1,082.4	$973.0
Current ratio	3.4	3.3

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

       We believe the current global economic crisis and depressed oil and natural gas prices will lead to a continued decline in our cash flow from operations during the remainder of 2009 and possibly beyond. Based on our $882.0 million of cash and cash equivalents as of June 30, 2009 and our current contractual backlog, we believe our remaining $1,356.0 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be fully or substantially funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

       In addition to $882.0 million of cash and cash equivalents, we also held $69.7 million (par value) of investments in auction rate securities as of June 30, 2009, which were classified as long-term investments on our condensed consolidated balance sheet. Although we acquired these securities with the intention of selling them in the near-term, we plan to hold them until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. We do not expect to experience liquidity problems if we hold these securities indefinitely.

MARKET RISK

Derivatives

       We use derivatives to reduce our exposure to various market risks, primarily foreign currency risk. We maintain a foreign currency risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of June 30, 2009, approximately $305.5 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $255.0 million was hedged through foreign currency forward contracts.

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

       We utilize derivative instruments and undertake foreign currency hedging activities in accordance with our established policies for the management of market risk. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivative instruments for trading or other speculative purposes. We believe that our use of derivative instruments and related hedging activities does not expose us to material foreign currency risk, interest rate risk, commodity price risk, credit risk or any other material market or price risk.

       As of June 30, 2009, we had foreign currency forward contracts outstanding to exchange an aggregate $462.8 million for various foreign currencies, including $270.2 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related foreign currency forward contracts as of June 30, 2009 would approximate $39.6 million, including $26.8 million related to our Singapore dollar exposures. All of our foreign currency forward contracts mature during the next three years.

    Auction Rate Securities

       We have generated a substantial cash balance, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash exposes us to market risk. We held $69.7 million (par value) of auction rate securities with a carrying value of $61.6 million as of June 30, 2009. We intend to hold these securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. Due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods.

       To measure the fair value of our auction rate securities as of June 30, 2009, we used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price"). The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities. If we were to incur a hypothetical 10% adverse change in the periods of illiquidity and a 10% adverse change in the risk-adjusted discount rate, the additional net unrealized losses on our auction rate securities as of June 30, 2009 would approximate $2.1 million. See Note 7 to our condensed consolidated financial statements for additional information on our auction rate securities.

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

    Property and Equipment

       As of June 30, 2009, the carrying value of our property and equipment totaled $4,234.2 million, which represented 67% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. In the event we dispose of drilling rig operations that constitute a business, goodwill would be allocated in the determination of gain or loss on disposal. Based on our goodwill impairment test performed as of December 31, 2008, there was no impairment of goodwill.

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

    Income Taxes

       We conduct operations and earn income in numerous international countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. Federal and state tax laws. As of June 30, 2009, we had a $344.1 million net deferred income tax liability, a $16.2 million liability for income taxes currently payable and a $33.4 million liability for unrecognized tax benefits.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2009, the FASB issued SFAS No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification"), as the source of authoritative U.S. GAAP recognized by the FASB for non-governmental entities. All existing accounting standards will be superseded and accounting literature not included in the Codification will be considered non-authoritative. Subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 will require us to adjust references to authoritative accounting literature in our financial statements, but will not affect our financial position, operating results or cash flows.

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

       During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       Our internal investigation has essentially been concluded. A meeting to review the results of the investigation with the authorities was held on February 24, 2009. We expect to discuss a possible negotiated disposition with the authorities during the second half of 2009. It currently is anticipated that the matter will be concluded within that period.

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

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we removed the hydrocarbons remaining onboard and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners.

       On March 18, 2009, SKS OBO & Tankers AS and Kristen Gehard Jebsen Skipsrederi AS, the owner and manager of the SKS Satilla, commenced civil litigation in the U.S. District Court for the Southern District of Texas against us seeking monetary damages in the aggregate amount of $10.0 million for losses incurred. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to the claim of the tanker owner.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention (in the event of multiple occurrences the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter) and an annual aggregate limit of $500.0 million. Although we do not expect the final disposition of the claim associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina during 2005. Although beneficial ownership of ENSCO 29 was transferred to our insurance underwriters when the rig was determined to be a total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates that the removal cost could range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

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

       The Mississippi state court cases are under an informal stay of discovery issued by a Special Master presiding over these matters while discovery is conducted for a designated group of plaintiffs, several of which involve us. To date, written discovery and plaintiff depositions have taken place in seven cases pending against us. No further activity will occur in these cases until they are selected for trial. Currently, none of the cases pending against us in Mississippi have been set for trial. Plaintiffs and defendants have until August 15, 2009 to select plaintiffs to fill five trial settings during 2010.

       The three cases pending in federal court were consolidated with 441 other lawsuits filed by a Houston law firm. These cases were referred to a Magistrate Judge, who ordered parties to conduct general discovery in these matters. Discovery specific to each plaintiff will take place at a later designated time, if deemed necessary by the parties and the court.

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

THE POTENTIAL FOR GULF OF MEXICO HURRICANE RELATED WINDSTORM DAMAGE OR LIABILITIES COULD RESULT IN UNINSURED LOSSES AND MAY CAUSE US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the Gulf of Mexico than most of our competitors. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts on lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and one jackup rig during 2008, with associated loss of contract revenues and potential liabilities. We currently have eight jackup rigs in the Gulf of Mexico (one of which will be relocated to Mexico during the third quarter of 2009), one ultra-deepwater semisubmersible rig in the Gulf of Mexico and one ultra-deepwater semisubmersible rig mobilizing to the Gulf of Mexico from Singapore.

       Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the levels of insurance coverage available for losses arising from named tropical storm or hurricane damage in the Gulf of Mexico ("windstorm damage") and have dramatically increased the cost of windstorm coverage. In discussions with insurance brokers and underwriters concerning our 2009 mid-year, annual insurance renewal, we were advised that coverage for risks associated with Gulf of Mexico windstorm damage had limited capacity and would be very costly. The tight insurance market not only applies to coverage related to Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for potential liabilities to third parties associated with property damage, personal injury or death and environmental liabilities as well as coverage for removal of wreckage and debris associated with hurricane losses.

       Upon renewal of our annual insurance policies effective July 1, 2009, we obtained $450.0 million of annual coverage for our ultra-deepwater semisubmersible rig hull and machinery losses arising from Gulf of Mexico windstorm damage with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackups remaining in the Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of the eight jackup rigs remaining in the Gulf of Mexico arising out of windstorm damage.

       Our current limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by Gulf of Mexico hurricanes. Moreover, our current liability insurance policies only provide coverage for Gulf of Mexico windstorm exposures for removal of wreckage and debris in excess of $50.0 million per occurrence as respects our jackup and ultra-deepwater semisubmersible rig operations.

       We have established operational procedures designed to mitigate risk to our jackup rigs in the Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, our procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. These procedures may result in a decision to decline to operate on a customer designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the Gulf of Mexico during hurricane season, coupled with our decision to retain (self-insure) certain windstorm related risks, may result in a significant reduction in the utilization of our jackup rigs in the Gulf of Mexico.

       As noted above, we have a $50.0 million per occurrence deductible for windstorm loss or damage to our ultra-deepwater semisubmersible rig in the Gulf of Mexico and have elected not to purchase loss or damage insurance coverage for our eight jackup rigs in the area. Moreover, we have retained the risk for the first $50.0 million of liability exposure for removal of wreckage and debris resulting from windstorm related exposures associated with our rigs in the Gulf of Mexico. These retained exposures for property loss or damage and liabilities associated with Gulf of Mexico hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of Gulf of Mexico hurricanes.

THE LOSS OF ENSCO 74 MAY EXPOSE US TO COSTS ASSOCIATED WITH REMOVAL OF WRECKAGE AND DEBRIS, LIABILITIES FOR PROPERTY LOSS OR DAMAGE, PERSONAL INJURY OR DEATH OR ENVIRONMENTAL LIABILITIES THAT MAY NOT BE FULLY RECOVERABLE UNDER OUR INSURANCE OR CONTRACTUAL INDEMNITIES.

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike and was presumed to have sunk in the Gulf of Mexico, however, portions of its legs remained underwater adjacent to the customer's platform. Thereafter, we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was reportedly struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we removed the hydrocarbons remaining onboard and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners.

       We are involved in civil litigation in the U.S. District Court in the Southern District of Texas in which the owners of the tanker SKS Satilla are seeking monetary damages for losses incurred when the tanker reportedly struck the sunken hull of ENSCO 74. Additionally, we have received notice from counsel representing certain underwriters at Lloyd's of London and various London market insurance companies in a subrogation claim alleging that ENSCO 74 caused a pipeline owned by EPCO, Inc. to rupture during Hurricane Ike. The underwriters' counsel has advised that the notice was submitted due to the proximity (approximately 2 miles) of the pipeline to the sunken ENSCO 74 hull and the assumed path of the rig. We also recently received notice from legal counsel representing Sea Robin Pipeline Company, LLC, which reportedly sustained damages to a subsea pipeline. The letter asserts these unquantified damages may have been caused by ENSCO 74 in the aftermath of Hurricane Ike. We presently are unable to determine whether the damage to these pipelines was caused by ENSCO 74 or the extent of the repair cost and other losses associated with the damage.

       We are exposed to costs associated with removal of wreckage or debris for the ENSCO 74 legs that remain underwater adjacent to the customer's platform and the sunken rig hull and related debris. Although we expect the cost of removal of the leg sections and the hull and related debris to be covered by available insurance and contractual indemnification, we may not be fully protected from such costs, liability or exposure. Moreover, although appropriately marked following issuance of a U.S. Coast Guard Notice to Mariners, the sunken hull of ENSCO 74 may expose us to liabilities as a hazard to navigation and may also expose us to various potential liabilities for property loss or damage, personal injury or death and environmental liabilities, including penalties, fines and clean-up costs.

       Our liability insurance may not fully protect us from cost, liability or exposure associated with the loss of ENSCO 74, and is subject to a $10.0 million per occurrence self-insured retention (in the event of multiple occurrences the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter) and an annual aggregate limit of $500.0 million. See Note 8 and Note 9 to our condensed consolidated financial statements for additional information on the loss of ENSCO 74.

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

       If the global economic environment continues to deteriorate and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not decreased below its carrying amount and perform a goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our common stock has declined, we may conclude that the goodwill of one or more of our reporting units has been impaired.

CHANGES IN LAWS, EFFECTIVE INCOME TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR TAX RETURNS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

       Our future effective income tax rates could be adversely affected by changes in tax laws, both domestically and internationally. The current U.S. administration has proposed sweeping tax reforms which would significantly increase the tax obligations of U.S. multi-national corporations such as Ensco. The proposed legislation, if enacted, would have a significant adverse effect on our financial position, operating results and cash flows.

       Our future effective tax rates could also be adversely affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have an adverse effect on our financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below provides a summary of our repurchases of common stock during the quarter ended June 30, 2009:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

April 1 - April 30	23,670	$26.72	--	$562,000,000
May 1 - May 31	9,059	34.53	--	$562,000,000
June 1 - June 30	70,353	41.20	--	$562,000,000

Total	103,082	$37.29	--

       During the quarter ended June 30, 2009, our repurchases of common stock were from employees and directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

       Our Board of Directors has authorized the repurchase of up to $1,500.0 million of our common stock. No shares were repurchased under our Board-authorized stock repurchase programs during the quarter ended June 30, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

       We held our Annual Meeting of Stockholders on May 28, 2009 (the "2009 Annual Meeting"). There were 141,815,649 shares of our common stock entitled to vote at the 2009 Annual Meeting based on the March 31, 2009 record date, of which 120,020,408 shares, or approximately 85%, were present and voting in person or by proxy at the 2009 Annual Meeting. The following matters, detailed descriptions of which were contained in our proxy statement dated April 14, 2009, were voted on at the 2009 Annual Meeting:

(i)	Election of three Class I Directors, each for a three-year term:

	Votes For	Votes Against	Votes Abstain

C. Christopher Gaut	113,397,563	6,549,547	73,298

Gerald W. Haddock	117,351,874	2,540,461	128,073

Paul E. Rowsey, III	118,266,019	1,678,210	76,179

The terms of the following Directors continued after the meeting: Daniel W. Rabun, J. Roderick Clark, David M. Carmichael, Thomas L. Kelly II, Keith O. Rattie and Rita M. Rodriguez.
(ii)	Approval of an amendment to the 2005 Long-Term Incentive Plan and reapproval of the material terms of the performance goals therein for purposes of Section 162(m) of the Internal Revenue Code:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes

82,009,675	24,372,686	125,514	13,512,533

(iii)	Ratification of the Audit Committee's appointment of KPMG LLP as the Company's independent registered public accounting firm for 2009:

Votes For	Votes Against	Votes Abstain

119,251,406	715,570	53,432

Item 6. Exhibits Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 4, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 4, 2008, File No. 1-08097).

4.1	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.2	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
*10.1	Summary of Changes in Compensation of Non-Employee Directors, effective June 1, 2009.
*10.2	Sixth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan, dated as of June 29, 2009.
10.3	Separation Agreement dated June 29, 2009 between Phillip J. Saile and ENSCO International Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 30, 2009, File No. 1-8097).

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.
54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: July 23, 2009	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller
55