Form 10-Q
period 2009-09-30
ENSCO INTERNATIONAL INC
filed 2009-10-22
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
ENSCO International Incorporated (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 500 North Akard Street Suite 4300 Dallas, Texas (Address of principal executive offices)	76-0232579 (I.R.S. Employer Identification No.) 75201-3331 (Zip Code)
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

There were 142,506,762 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 21, 2009.

ENSCO INTERNATIONAL INCORPORATED

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements regarding future operations, cash generation, the impact of recently contracted premium jackups, contributions from the deepwater expansion program and expense management, industry trends or conditions and the business environment; statements regarding future levels of, or trends in, utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future construction (including construction in progress and completion thereof), enhancement, upgrade or repair of rigs and timing thereof; statements regarding future delivery, mobilization, relocation or other movement of rigs and timing thereof; statements regarding future availability or suitability of rigs and the timing thereof, and statements regarding the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and timing thereof.

       Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the global economy and its impact on capital markets and liquidity,
•	oil and natural gas prices and their impact upon future levels of drilling activity and expenditures,
•	further declines in rig activity which may cause us to idle or stack additional rigs,
•	excess rig availability or supply resulting from delivery of newbuild drilling rigs,
•	heavy concentration of our rig fleet in premium jackups,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and natural gas drilling,
•	the ultimate resolution of the ENSCO 69 situation in general and the potential return of the rig or package policy political risk insurance recovery in particular,
•	changes in the timing of revenue recognition resulting from the deferral of certain revenues for mobilization of our drilling rigs, time waiting on weather or time in shipyards, which are recognized over the contract term upon commencement of drilling operations,
•	operational risks, including excessive unplanned downtime and hazards created by severe storms and hurricanes,
•	risks associated with offshore rig operations or rig relocations in general and in foreign jurisdictions in particular,
•	renegotiation, nullification, cancellation or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	inability to collect receivables,
•	changes in the dates new contracts actually commence,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service,
•	risks inherent to domestic and foreign shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single foreign shipyard, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	availability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses, whether related to hurricane damage, losses or liabilities (including wreckage or debris removal) in the Gulf of Mexico or otherwise, that may arise in the future and are not covered by insurance or indemnity in whole or in part,
•	limited availability or high cost of insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulations affecting the oil and gas industry in general and our operations in particular, including taxation as well as repeal or modification of same,
•	governmental action and political and economic uncertainties, including expropriation, nationalization, confiscation or deprivation of our assets,
•	terrorism or military action impacting our operations, assets or financial performance,
•	our ability to attract and retain skilled personnel,
•	outcome of litigation, legal proceedings, investigations or insurance or other claims,
•	adverse changes in foreign currency exchange rates, including their impact on the fair value measurement of our derivative financial instruments,
•	potential long-lived asset or goodwill impairments, and
•	potential reduction in fair value of our auction rate securities.

       In addition to the numerous factors described above, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Current Report on Form 8-K dated October 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ENSCO International Incorporated:

We have reviewed the condensed consolidated balance sheet of ENSCO International Incorporated and subsidiaries as of September 30, 2009, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Dallas, Texas
October 22, 2009

3

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)
	Three Months Ended
	September 30,
	2009	2008

OPERATING REVENUES	$425.4	$619.5

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	183.3	185.2
Depreciation	53.3	47.0
General and administrative	13.6	15.2

	250.2	247.4

OPERATING INCOME	175.2	372.1

OTHER INCOME (EXPENSE), NET	3.6	(6.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	178.8	365.6

PROVISION FOR INCOME TAXES
Current income tax expense	17.3	59.1
Deferred income tax expense	11.1	9.7

	28.4	68.8

INCOME FROM CONTINUING OPERATIONS	150.4	296.8

DISCONTINUED OPERATIONS
Income from discontinued operations, net	.4	10.4
Loss on disposal of discontinued operations, net	--	(23.5)

	.4	(13.1)

NET INCOME	150.8	283.7

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.1)	(1.4)

NET INCOME ATTRIBUTABLE TO ENSCO	$149.7	$282.3

EARNINGS (LOSS) PER COMMON SHARE - BASIC
Continuing operations	$ 1.05	$ 2.07
Discontinued operations	.00	(.09)

	$ 1.05	$ 1.98

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Continuing operations	$ 1.05	$ 2.06
Discontinued operations	.00	(.09)

	$ 1.05	$ 1.97

NET INCOME ATTRIBUTABLE TO ENSCO COMMON SHARES
Basic	$147.8	$278.8
Diluted	$147.8	$278.8

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	140.7	141.1
Diluted	140.7	141.4

CASH DIVIDENDS PER COMMON SHARE	$ .025	$ .025
The accompanying notes are an integral part of these condensed consolidated financial statements. 4

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

OPERATING REVENUES	$1,446.3	$1,788.8

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	524.8	566.8
Depreciation	149.8	139.4
General and administrative	41.6	41.7

	716.2	747.9

OPERATING INCOME	730.1	1,040.9

OTHER INCOME (EXPENSE), NET	6.2	4.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	736.3	1,045.7

PROVISION FOR INCOME TAXES
Current income tax expense	104.9	175.9
Deferred income tax expense	28.9	16.1

	133.8	192.0

INCOME FROM CONTINUING OPERATIONS	602.5	853.7

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net	(16.4)	25.1
Loss on disposal of discontinued operations, net	(11.8)	(23.5)

	(28.2)	1.6

NET INCOME	574.3	855.3

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.6)	(4.3)

NET INCOME ATTRIBUTABLE TO ENSCO	$ 570.7	$ 851.0

EARNINGS (LOSS) PER COMMON SHARE - BASIC
Continuing operations	$ 4.22	$ 5.91
Discontinued operations	(.20)	.01

	$ 4.02	$ 5.92

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Continuing operations	$ 4.21	$ 5.90
Discontinued operations	(.20)	.01

	$ 4.01	$ 5.91

NET INCOME ATTRIBUTABLE TO ENSCO COMMON SHARES
Basic	$ 563.7	$ 842.1
Diluted	$ 563.7	$ 842.1

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	140.3	142.2
Diluted	140.4	142.6

CASH DIVIDENDS PER COMMON SHARE	$ .075	$ .075
The accompanying notes are an integral part of these condensed consolidated financial statements. 5

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except par value amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,017.2	$ 789.6
Accounts receivable, net of allowance of $25.1 and $20.6	341.2	482.7
Other	192.4	128.6

Total current assets	1,550.8	1,400.9

PROPERTY AND EQUIPMENT, AT COST	5,951.8	5,376.3
Less accumulated depreciation	1,621.3	1,505.0

Property and equipment, net	4,330.5	3,871.3

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	60.9	64.2

OTHER ASSETS, NET	176.8	157.5

	$6,455.2	$5,830.1

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 28.8	$ 30.0
Accrued liabilities and other	357.0	380.7
Current maturities of long-term debt	17.2	17.2

Total current liabilities	403.0	427.9

LONG-TERM DEBT	265.8	274.3

DEFERRED INCOME TAXES	372.0	340.5

OTHER LIABILITIES	122.9	103.8

COMMITMENTS AND CONTINGENCIES

ENSCO STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 20.0 shares authorized and none issued	--	--
Common stock, $.10 par value, 250.0 shares authorized,
142.6 and 181.9 shares issued	14.3	18.2
Additional paid-in capital	594.0	1,761.2
Retained earnings	4,674.0	4,114.0
Accumulated other comprehensive income (loss)	4.1	(17.0)
Treasury stock, at cost, ..1 and 40.1 shares	(2.2)	(1,199.5)

Total Ensco stockholders' equity	5,284.2	4,676.9

NONCONTROLLING INTERESTS	7.3	6.7

Total equity	5,291.5	4,683.6

	$6,455.2	$5,830.1

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$ 574.3	$ 855.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	149.8	139.4
Deferred income tax expense	28.9	16.1
Share-based compensation expense	25.1	21.1
Amortization expense	23.5	24.6
Loss (income) from discontinued operations, net	16.4	(25.1)
Loss on disposal of discontinued operations, net	11.8	23.5
Other	2.9	(2.2)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	154.4	(86.6)
Decrease (increase) in trading securities	3.6	(73.2)
Increase in other assets	(76.0)	(31.2)
Increase (decrease) in accounts payable and other liabilities	23.5	(127.9)

Net cash provided by operating activities of continuing operations	938.2	733.8

INVESTING ACTIVITIES
Additions to property and equipment	(684.7)	(653.9)
Proceeds from disposal of discontinued operations	4.9	--
Proceeds from disposition of assets	1.9	5.1
Purchase of short-term investments	--	(38.4)

Net cash used in investing activities	(677.9)	(687.2)

FINANCING ACTIVITIES
Cash dividends paid	(10.7)	(10.7)
Proceeds from exercise of stock options	9.0	27.3
Reduction of long-term borrowings	(8.6)	(10.5)
Repurchase of common stock	(6.3)	(259.5)
Other	(5.1)	2.1

Net cash used in financing activities	(21.7)	(251.3)

Effect of exchange rate changes on cash and cash equivalents	.3	(7.6)
Net cash (used in) provided by operating activities of discontinued operations	(11.3)	30.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	227.6	(181.9)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	789.6	629.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,017.2	$ 447.6

The accompanying notes are an integral part of these condensed consolidated financial statements. 7

ENSCO INTERNATIONAL INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of ENSCO International Incorporated and subsidiaries (the "Company," "Ensco," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2008 condensed consolidated balance sheet data were derived from our 2008 audited consolidated financial statements, as updated in the Current Report on Form 8-K dated October 13, 2009, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation.

       The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the three-month and nine-month periods ended September 30, 2009 and 2008 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K dated February 26, 2009, as updated in the Current Report on Form 8-K dated October 13, 2009.

Note 2 - Noncontrolling Interests

       On January 1, 2009, we adopted certain provisions of FASB ASC 810-10 (previously SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). This standard clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. These presentation and disclosure provisions require retrospective application to all prior periods presented.

       Noncontrolling interests were classified as equity on our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, and net income attributable to noncontrolling interests was presented separately on our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008. Local third parties hold a noncontrolling ownership interest in three of our international subsidiaries. No changes in the ownership interests of these subsidiaries occurred during the nine-month period ended September 30, 2009.

The following table is a reconciliation of income from continuing operations attributable to Ensco during the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Income from continuing operations	$150.4	$296.8	$602.5	$853.7
Income from continuing operations attributable to noncontrolling interests	(1.1)	(1.4)	(3.6)	(4.3)

Income from continuing operations attributable to Ensco	$149.3	$295.4	$598.9	$849.4

       Income (loss) from discontinued operations, net, for the three-month and nine-month periods ended September 30, 2009 and 2008 was attributable to Ensco.

Note 3 - Earnings Per Share

       On January 1, 2009, we adopted certain provisions of FASB ASC 260-10-45 (previously FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities"). This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. Non-vested share awards granted to our employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities. We have prepared our current period basic and diluted EPS computations and retrospectively revised our comparative prior period computations to exclude net income allocated to non-vested share awards.

       The following table is a reconciliation of net income attributable to Ensco common shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income attributable to Ensco	$149.7	$282.3	$570.7	$851.0
Net income allocated to non-vested share awards	(1.9)	(3.5)	(7.0)	(8.9)

Net income attributable to Ensco common shares	$147.8	$278.8	$563.7	$842.1

       The following table is a reconciliation of the weighted-average common shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Weighted-average common shares - basic	140.7	141.1	140.3	142.2
Potentially dilutive share options	.0	.3	.1	.4

Weighted-average common shares - diluted	140.7	141.4	140.4	142.6

       Antidilutive share options totaling 1.1 million and 361,000 were excluded from the computation of diluted EPS during the three-month periods ended September 30, 2009 and 2008, respectively. Antidilutive share options totaling 1.3 million and 546,000 were excluded from the computation of diluted EPS during the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 4 - Derivative Financial Instruments

       On January 1, 2009, we adopted certain disclosure provisions of FASB ASC 815-10-50 (previously SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities"). These provisions require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 (previously SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows.

       We use derivative financial instruments ("derivatives") to reduce our exposure to various market risks, primarily foreign currency risk. We maintain a foreign currency risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of September 30, 2009 and December 31, 2008, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to our derivative counterparties by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

       All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As of September 30, 2009 and December 31, 2008, our condensed consolidated balance sheets included net foreign currency derivative assets of $12.5 million and net foreign currency derivative liabilities of $20.3 million, respectively. See "Note 7 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

       Derivatives recorded at fair value in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$12.2	$ .3	$3.2	$25.8
Foreign currency forward contracts - non-current(2)	3.3	5.1	--	.0

	15.5	5.4	3.2	25.8

Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	.1	--	.0

	.2	.1	--	.0

Total	$15.7	$5.5	$3.2	$25.8

(1)	Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the respective balance sheet dates were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.
(2)	Derivative assets and liabilities that have maturity dates greater than twelve months from the respective balance sheet dates were included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of September 30, 2009, we had cash flow hedges outstanding to exchange an aggregate $339.3 million for foreign currencies, including $237.3 million for Singapore dollars, $58.7 million for British pounds, $23.1 million for Australian dollars and $20.2 million for various other foreign currencies.

       Gains and losses on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows (in millions):

Three Months Ended September 30, 2009 and 2008

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2009	2008	2009	2008	2009	2008

Foreign currency forward contracts(2)	$7.8	$(11.7)	$ .8	$(.1)	$(.6)	$(.9)
Interest rate lock contracts(3)	--	--	(.2)	(.1)	--	--

Total	$7.8	$(11.7)	$ .6	$(.2)	$(.6)	$(.9)

Nine Months Ended September 30, 2009 and 2008
Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2009	2008	2009	2008	2009	2008

Foreign currency forward contracts(2)	$6.6	$(6.3)	$(14.0)	$4.5	$(3.0)	$(.8)
Interest rate lock contracts(3)	--	--	(.5)	(.5)	--	--

Total	$6.6	$(6.3)	$(14.5)	$4.0	$(3.0)	$(.8)

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income (expense), net, in our condensed consolidated statements of income.
(2)	Gains and losses on derivatives reclassified from accumulated other comprehensive income ("AOCI") into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.
(3)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in other income (expense), net, in our condensed consolidated statements of income.

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments, or the derivatives otherwise do not qualify for hedge accounting. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2009, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $31.7 million for foreign currencies, including $9.5 million for Australian dollars, $7.6 million for British pounds, $6.2 million for Mexican pesos, $3.6 million for Danish kroner and $4.8 million for various other foreign currencies.

       Net gains of $1.6 million and net losses of $4.6 million associated with our derivatives not designated as hedging instruments were included in other income (expense), net, in our condensed consolidated statements of income for the quarters ended September 30, 2009 and 2008, respectively. Net gains of $3.8 million and $100,000 associated with our derivatives not designated as hedging instruments were included in other income (expense), net, in our condensed consolidated statements of income for the nine-month periods ended September 30, 2009 and 2008, respectively.

       If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of September 30, 2009 would approximate $32.5 million, including $24.2 million related to our Singapore dollar exposures. All of our outstanding derivatives mature during the next three years.

       As of September 30, 2009, the estimated amount of net gains associated with derivatives, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net gains to be reclassified to contract drilling expense	$3.7
Net losses to be reclassified to other income (expense), net	(.6)

Net gains to be reclassified to earnings	$3.1

Note 5 - Stockholders' Equity

       In August 2009, under authorization from our Board of Directors, 40.2 million treasury shares with a historical cost totaling $1,203.7 million were retired. As of September 30, 2009 and December 31, 2008, our treasury stock balance totaled $2.2 million and $1,199.5 million, respectively, our additional paid-in capital balance totaled $594.0 million and $1,761.2 million, respectively, and our common stock balance totaled $14.3 million and $18.2 million, respectively.

Note 6 - Comprehensive Income

       Accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008 was comprised of net gains and losses on derivative instruments, net of tax. The components of comprehensive income, net of tax, for the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$150.8	$283.7	$574.3	$855.3
Other comprehensive income:
Net change in fair value of derivatives	7.8	(11.7)	6.6	(6.3)
Reclassification of gains and losses on
derivatives from other comprehensive (income)
loss into net income	(.6)	.2	14.5	(4.0)

Net other comprehensive income (loss)	7.2	(11.5)	21.1	(10.3)

Comprehensive income	158.0	272.2	595.4	845.0
Comprehensive income attributable to noncontrolling interests	(1.1)	(1.4)	(3.6)	(4.3)

Comprehensive income attributable to Ensco	$156.9	$270.8	$591.8	$840.7

Note 7 - Fair Value Measurements

       The following fair value hierarchy table categorizes information regarding our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in millions):

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2009

Auction rate securities	$ --	$ --	$60.9	$60.9
Supplemental executive retirement plan assets	17.6	--	--	17.6
Derivative instruments, net	--	12.5	--	12.5

Total financial assets	$17.6	$12.5	$60.9	$91.0

As of December 31, 2008

Auction rate securities	$ --	$ --	$64.2	$64.2
Supplemental executive retirement plan assets	12.7	--	--	12.7

Total financial assets	$12.7	$ --	$64.2	$76.9

Derivative instruments, net	$ --	$20.3	$ --	$20.3

Total financial liabilities	$ --	$20.3	$ --	$20.3

    Auction Rate Securities

       As of September 30, 2009 and December 31, 2008, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $68.7 million and $72.3 million (par value), respectively. Auction rate securities were classified as long-term investments on our condensed consolidated balance sheets. Our auction rate securities were originally acquired in January 2008 and have maturity dates ranging from 2025 to 2047. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2009 and December 31, 2008. The following table summarizes the fair value measurements of our auction rate securities using significant Level 3 inputs, and changes therein, for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning Balance	$61.6	$70.0	$64.2	$ --
(Sales) purchases, net	(1.0)	(.1)	(3.6)	73.2
Unrealized gains (losses)*	.3	.3	.3	(3.0)
Realized losses	--	--	--	--
Transfers in and/or out of Level 3	--	--	--	--

Ending balance	$60.9	$70.2	$60.9	$70.2

*	Unrealized gains (losses) are included in other (expense), net, in the condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurements, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of September 30, 2009. Accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the five broker/dealers that held our auction rate securities included their estimated market value as of September 30, 2009. Four broker/dealers valued our auction rate securities at par and the fifth valued our auction rate securities at 93% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we have concluded that estimated market values provided on our brokerage statements do not constitute valid inputs, and we do not utilize them in measuring the fair value of our auction rate securities.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of September 30, 2009. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that our Level 3 inputs were most significant to the overall fair value measurement of our auction rate securities, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. We believe that we have the ability to maintain our investment in these securities until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

    Supplemental Executive Retirement Plans

       The ENSCO Supplemental Executive Retirement Plans (the "SERP") are non-qualified plans where eligible employees and non-employee directors may defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. The fair value measurement of assets held in the SERP was based on quoted market prices.

    Derivative Instruments

       Our derivative instruments were measured at fair value on a recurring basis using Level 2 inputs as of September 30, 2009 and December 31, 2008. See "Note 4 - Derivative Financial Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

    Other Financial Instruments

       The carrying values and estimated fair values of our debt instruments as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

4.65% Bonds, including current maturities	$ 51.8	$ 57.1	$ 54.0	$ 62.1
6.36% Bonds, including current maturities	82.3	93.4	88.7	103.9
7.20% Debentures	148.8	145.8	148.8	140.3

       The estimated fair value of our 7.20% Debentures was determined using quoted market prices. The estimated fair values of our 4.65% Bonds and 6.36% Bonds were determined using an income approach valuation model. The estimated fair value of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2009 and December 31, 2008.

Note 8 - Discontinued Operations

    ENSCO 69

       From May 2007 to June 2009, ENSCO 69 was contracted to Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela ("PDVSA"). PDVSA subsidiaries reportedly lack funds and generally have not been paying their contractors and service providers since the latter portions of 2008. In January 2009, we suspended drilling operations on ENSCO 69 after Petrosucre failed to satisfy its contractual obligations and meet commitments relative to the payment of past due invoices. Petrosucre then took over complete control of ENSCO 69 drilling operations utilizing Petrosucre employees and a portion of the Venezuelan rig crews we had utilized. When Petrosucre initially advised us that it temporarily was taking over operations on the rig, we placed our supervisory rig personnel on ENSCO 69 to observe Petrosucre's operations.

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

       Due to Petrosucre's longstanding failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's recent nationalization of assets owned by international oil and gas companies and oilfield service companies, we believe it is remote that ENSCO 69 will be returned to us by Petrosucre and operated again by Ensco. Therefore, we recorded the disposal of ENSCO 69 during the quarter ended June 30, 2009. ENSCO 69 results of operations have been reclassified as discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008.

       At the time of disposal, ENSCO 69 had a net book value of $17.3 million and inventory and other assets totaling $800,000. In connection with the disposal of ENSCO 69 during the quarter ended June 30, 2009, we recognized a pre-tax loss of $18.1 million, which was classified as loss on disposal of discontinued operations, net, in our condensed consolidated statements of income for the nine-month period ended September 30, 2009.

       Loss on discontinued operations, net, for the nine-month period ended September 30, 2009 included a bad debt provision totaling $8.0 million to fully reserve our net outstanding receivable from Petrosucre. We did not recognize revenue associated with ENSCO 69 drilling operations subsequent to January 2009 when Petrosucre initially assumed control of our rig.

       The ENSCO 69 drilling contract is governed by Venezuelan law and there can be no assurances relative to the recovery of outstanding contract entitlements. We have filed an insurance claim under our package policy, which includes coverage for certain political risks, and are evaluating legal remedies against Petrosucre for contractual and other ENSCO 69 related damages. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

       By letter dated September 30, 2009, legal counsel acting for the package policy underwriters denied coverage under the package policy and reserved rights. We have retained coverage counsel who are reviewing the letter from underwriters' counsel. We were unable to conclude that collection of insurance proceeds associated with the loss of ENSCO 69 was probable as of September 30, 2009. Accordingly, no ENSCO 69 related insurance recoveries were recognized in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009.

    ENSCO 74

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike. Portions of its legs remained underwater adjacent to the customer's platform, and we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. In March 2009, the sunken hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was struck by an oil tanker. The rig was a total loss, as defined under the terms of our insurance policies. The operating results of ENSCO 74 were reclassified as discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008. See "Note 9 - Contingencies" for additional information on the loss of ENSCO 74 and associated contingencies.

The following table summarizes our income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$ --	$ 27.6	$ 4.8	$ 75.7
Operating expenses	(.8)	11.7	18.8	35.8

Operating income (loss) before income taxes	.8	15.9	(14.0)	39.9
Income tax expense	.4	5.5	2.4	14.8
Loss on disposal of discontinued operations, net	--	(23.5)	(11.8)	(23.5)

Income (loss) from discontinued operations	$ .4	$(13.1)	$(28.2)	$ 1.6

       Debt and interest expense are not allocated to our discontinued operations.

Note 9 - Contingencies

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation initially focused on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig that operated offshore Nigeria during the pertinent period.

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

       Following notification to the Audit Committee and to KPMG LLP, our independent registered public accounting firm, in consultation with the Audit Committee's external legal counsel, we voluntarily notified the United States Department of Justice and SEC that we had commenced an internal investigation. We expressed our intention to cooperate with both agencies, comply with their directives and fully disclose the results of the investigation. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of relevant personnel. In addition to the temporary importation of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       Our internal investigation has essentially been concluded. Meetings to review the results of the investigation with the authorities were held on February 24, 2009 and September 14, 2009. We expect to discuss a possible negotiated disposition with the authorities in the near-term.

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

       In November 2008, our Board of Directors approved enhanced FCPA compliance recommendations issued by the Audit Committee's external legal counsel, and the Company embarked upon an enhanced compliance initiative that included appointment of a Chief Compliance Officer and a Director - Corporate Compliance. We engaged consultants to assist us in implementing the compliance recommendations approved by our Board of Directors, which include an enhanced compliance policy, increased training and testing, prescribed contractual provisions for our service providers that interface with foreign government officials, due diligence for the selection of such service providers and an increased Company-wide awareness initiative that includes periodic issuance of FCPA Alerts.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August 2007, this matter is not expected to have a material effect on or disrupt our current operations. As noted above, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting potential liability, sanctions or significant additional expense.

    ENSCO 74 Loss

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the Gulf of Mexico. Portions of its legs remained underwater adjacent to the customer's platform, and we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies.

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was struck by an oil tanker. Following discovery of the sunken rig hull, we removed the accessible hydrocarbons onboard the rig and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners. We are currently communicating with various government agencies to address removal of the wreckage and related debris.

       Physical damage to our rigs caused by a hurricane, the associated "sue and labor" costs to mitigate the insured loss and removal, salvage and recovery costs are all covered by our property insurance policies subject to a $50.0 million per occurrence retention (deductible). The insured value of ENSCO 74 was $100.0 million, and we have received the net $50.0 million due under our policies for loss of the rig.

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

       We believe it is probable that we will be required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations. We also believe it is probable that we will be required to remove the ENSCO 74 rig hull and related debris from the seabed due to the navigational risk it imposes. We estimate the leg removal costs to range from $16.0 million to $30.0 million, and the hull and related debris removal costs to range from $30.0 million to $55.0 million. We expect the cost of removal of the legs and the hull and related debris to be fully covered by our insurance without any additional retention.

       A $16.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs, was recorded as of September 30, 2009. A $30.0 million liability, representing the low end of the range of estimated hull and related debris removal costs, and a corresponding receivable for recovery of those costs, was recorded as of September 30, 2009. The aggregate $46.0 million liability and receivable for the leg and hull and related debris removal costs were included in accrued liabilities and other and other assets, net, on our September 30, 2009 condensed consolidated balance sheet.

       On March 17, 2009, we received notice from legal counsel representing certain underwriters in a subrogation claim alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike. On September 4, 2009, civil litigation was filed seeking damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable that a liability exists with respect to this matter.

       On March 18, 2009, the owner of the oil tanker that struck the hull of ENSCO 74 commenced civil litigation against us seeking monetary damages in the aggregate amount of $10.0 million for losses incurred. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to this matter.

       On June 9, 2009, we received notice from legal counsel representing another pipeline owner which allegedly sustained damages to a subsea pipeline caused by ENSCO 74 in the aftermath of Hurricane Ike. On September 18, 2009, the owner of the pipeline commenced civil litigation against us seeking unspecified damages in relation to the cost of repairing damage to the pipeline, loss of revenue, survey and other damages. Based on information currently available, we have concluded that it is remote that a liability exists with respect to this matter.

       On July 23, 2009, we received notice from legal counsel representing another tanker owner alleging that the sunken hull of the ENSCO 74 caused hull damage to a tanker in January 2009 resulting in unspecified damages and losses. We presently are unable to determine whether the alleged damage to this tanker was caused by ENSCO 74 or the extent of the cost and losses associated with the damage. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to this matter.

       Based on communications received by our external legal counsel, we understand that the owners of two other subsea pipelines may present claims alleging that their pipelines were damaged by the ENSCO 74 in the aftermath of Hurricane Ike. We presently are unable to determine whether any of these pipeline damages were caused by ENSCO 74 or the extent of the cost and losses associated with the damage. Based on information currently available, we have not concluded that it is probable that a liability exists with respect to these matters.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention and an annual aggregate limit of $500.0 million. We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

       We plan to undertake all appropriate defensive measures and filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law on September 2, 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. Although we do not expect final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

    ENSCO 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina during 2005. Although beneficial ownership of ENSCO 29 was transferred to our insurance underwriters when the rig was determined to be a total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates the removal cost to range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation against certain underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The United States Court of Appeals recently upheld the United States District Court's order to remand the case back to the Texas District Court. The litigation is in an early stage.

       While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during 2006.

    Asbestos Litigation

       During 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

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

       The Mississippi state court cases are under an informal stay of discovery issued by a Special Master, while discovery is conducted for a select and limited group of plaintiffs, some of whom have cases pending against us. Currently, two discovery groups have been designated by the Special Master, with a third discovery group due to be formed in connection with a status conference called by the Special Master for October 26, 2009. To date, written discovery and plaintiff depositions have taken place in eight cases involving us. However, no further activity is expected in these cases until they are selected for trial. Currently, none of the cases pending against us in Mississippi have been set for trial.

       In addition to the pending state court cases, there are also three cases pending in Mississippi federal court. These three cases were recently consolidated with 441 other lawsuits and assigned to the Multi-District Litigation 875, which is currently before the U.S. District Court for the Eastern District of Pennsylvania. However, the Houston law firm representing these plaintiffs has filed a Motion to Remand, seeking to bring the cases back to Mississippi state court.

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

    Working Time Directive

       Legislation known as the U.K. Working Time Directive ("WTD") was introduced during 2003 and may be applicable to our employees and employees of other drilling contractors that work offshore in United Kingdom ("U.K.") territorial waters or in the U.K. sector of the North Sea. Certain trade unions representing offshore employees have claimed that drilling contractors are not in compliance with the WTD in respect of paid time off (vacation time) for employees working offshore on a rotational basis (generally equal time working and off).

       A Labor Tribunal in Aberdeen, Scotland, rendered decisions in claims involving other offshore drilling contractors and offshore service companies in February 2008. The Tribunal decisions effectively held that employers of offshore workers in the U.K. sector employed on an equal time on/time off rotation are obligated to accord such rotating personnel two-weeks annual paid time off from their scheduled offshore work assignment period. Both sides of the matter, employee and employer groups, appealed the Tribunal decision. The appeals were heard by the Employment Appeal Tribunal ("EAT") in December 2008.

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

       The employee group (led by a trade union) appealed the EAT decision to the highest court in Scotland (the Court of Session). A hearing on the appeal is expected within the next twelve to eighteen months.

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

    Other Matters

       In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

Note 10 - Segment Information

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the three-month and nine-month periods ended September 30, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." Assets not allocated to our operating segments consisted primarily of cash and cash equivalents and goodwill and were also included in "Reconciling Items."

Three Months Ended September 30, 2009
(in millions)

				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$ 62.5	$ 161.6	$104.4	$ 96.9	$ 425.4	$ --	$ 425.4
Operating expenses Contract drilling (exclusive of depreciation)	34.7	61.1	46.5	41.0	183.3	--	183.3
Depreciation	6.5	22.3	11.1	13.1	53.0	.3	53.3
General and administrative	--	--	--	--	--	13.6	13.6

Operating income (loss)	$ 21.3	$ 78.2	$ 46.8	$ 42.8	$ 189.1	$ (13.9)	$ 175.2

Total assets	$2,225.6	$1,277.5	$785.5	$821.9	$5,110.5	$1,344.7	$6,455.2
Three Months Ended September 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$ 27.1	$ 260.8	$209.3	$122.3	$ 619.5	$ --	$ 619.5
Operating expenses Contract drilling (exclusive of depreciation)	8.3	75.3	62.8	38.8	185.2	--	185.2
Depreciation	2.3	21.4	10.8	12.0	46.5	.5	47.0
General and administrative	--	--	--	--	--	15.2	15.2

Operating income (loss)	$ 16.5	$ 164.1	$135.7	$ 71.5	$ 387.8	$ (15.7)	$ 372.1

Total assets	$1,602.0	$1,310.7	$747.2	$801.3	$4,461.2	$996.0	$5,457.2

Nine Months Ended September 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$ 130.2	$ 544.0	$476.8	$295.3	$1,446.3	$ --	$1,446.3
Operating expenses Contract drilling (exclusive of depreciation)	63.2	188.4	152.6	120.6	524.8	--	524.8
Depreciation	12.5	66.2	33.0	37.2	148.9	.9	149.8
General and administrative	--	--	--	--	--	41.6	41.6

Operating income (loss)	$ 54.5	$ 289.4	$291.2	$137.5	$ 772.6	$ (42.5)	$ 730.1

Total assets	$2,225.6	$1,277.5	$785.5	$821.9	$5,110.5	$1,344.7	$6,455.2
Nine Months Ended September 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$ 84.3	$ 779.5	$602.9	$322.1	$1,788.8	$ --	$1,788.8
Operating expenses Contract drilling (exclusive of depreciation)	26.5	239.4	184.9	116.0	566.8	--	566.8
Depreciation	6.8	63.7	32.1	35.4	138.0	1.4	139.4
General and administrative	--	--	--	--	--	41.7	41.7

Operating income (loss)	$ 51.0	$ 476.4	$385.9	$170.7	$1,084.0	$(43.1)	$1,040.9

Total assets	$1,602.0	$1,310.7	$747.2	$801.3	$4,461.2	$996.0	$5,457.2

Note 11 - Subsequent Events

       During the second quarter of 2009, we adopted FASB ASC 855 (previously SFAS No. 165, "Subsequent Events") which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this standard did not result in significant changes in the subsequent events that we are required to recognize or disclosure in our financial statements.

       We account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through October 22, 2009, the date these condensed consolidated financial statements were filed with the SEC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       The decline in oil and natural gas prices from their record highs in July 2008 and the deterioration of the global economy have resulted in reduced levels of jackup rig demand. Although oil prices have increased as compared to the depressed levels earlier in the year, we believe incremental drilling activity may be limited until the global economy shows meaningful signs of recovery. Demand for jackup rigs during 2010 will be dependent upon operator budgets, which will be finalized over the next several months based in large part on projected oil and natural gas prices. While we are encouraged by the number of recent rig inquiries, it remains uncertain whether they will ultimately result in increased jackup rig demand. Demand for ultra-deepwater semisubmersible rigs remains stable despite the decline in oil and natural gas prices from record highs and global economic concerns. Deepwater projects are typically more expensive and longer in duration than shallow-water jackup projects, therefore, deepwater operators tend to adopt a longer-term view of commodity prices and the global economy.

       Jackup rig supply continues to increase as a result of newbuild construction programs which were initiated prior to the 2008 decline in oil and natural gas prices and global economic crisis. It has been reported that 46 newbuild jackup rigs are currently under construction, of which eleven are scheduled for delivery during the remainder of 2009 and 23 are scheduled for delivery during 2010. The majority of jackup rigs scheduled for delivery during the remainder of 2009 and 2010 are not contracted.

       Semisubmersible rig supply also continues to increase as a result of newbuild construction programs. It has been reported that 41 newbuild semisubmersible rigs are currently under construction, of which six are scheduled for delivery during the remainder of 2009 and eighteen are scheduled for delivery during 2010. The majority of semisubmersible rigs scheduled for delivery during the remainder of 2009 and 2010 are contracted.

       It is unlikely that the market in general or any geographic region in particular will be able to fully absorb newbuild rig deliveries in the near-term, especially in light of the existing oversupply of jackup rigs. For additional information concerning the potential impact newbuild rigs may have on our business, our industry and global supply, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Current Report on Form 8-K dated October 13, 2009.

    Deepwater

       Although lower oil and natural gas prices have resulted in a modest decline in demand for ultra-deepwater semisubmersible rigs, we expect operators to continue to invest in ultra-deepwater projects. Deepwater semisubmersible rig day rates declined slightly during the first nine months of 2009 as compared to record-high day rates achieved during 2008, partially due to the abundance of sublet slots made available by operators of deepwater rigs. The deepwater market is becoming increasingly bifurcated between the high-specification, ultra-deepwater rig market and the market for other deepwater rigs. We anticipate continued high utilization of the worldwide ultra-deepwater semisubmersible rig fleet for the foreseeable future, despite the recent increase in sublet activity. We expect operators to continue to upgrade their fleets to ultra-deepwater semisubmersible rigs during periods of moderating day rates and as new discoveries occur at deeper water depths. Future ultra-deepwater semisubmersible rig day rates will depend in large part on projected oil and natural gas prices and the global economy.

       In addition to ENSCO 8500, which commenced a four-year drilling contract in June 2009, and ENSCO 8501, which commenced a three-and-a-half-year drilling contract in October 2009, we have five ENSCO 8500 Series® rigs under construction with scheduled delivery dates during the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Two of the five ENSCO 8500 Series® rigs under construction have secured long-term drilling contracts in the Gulf of Mexico and three are without contracts. Our ENSCO 7500 ultra-deepwater semisubmersible rig is operating under a long-term contract in Australia.

    Asia Pacific

       During the first half of 2008, Asia Pacific jackup rig utilization remained high and day rates stabilized as strong rig demand was offset by new rig deliveries. During the latter half of 2008, jackup rig demand was significantly impacted by the decline in oil and natural gas prices and global economic crisis, resulting in a significant reduction in utilization and day rates through the first nine months of 2009. With limited contract opportunities currently available and an expected increase in the supply of available jackup rigs from newbuild deliveries, cancelled tenders and unexercised contract extension options, we anticipate that utilization and day rates will remain under pressure in the near-term.

    Europe and Africa

       Our Europe and Africa offshore drilling operations are mainly conducted in northern Europe. During 2008, shortfalls in rig availability in this region led to sustained high utilization levels and day rates. Although utilization and day rates remained high during the first quarter of 2009, the decline in oil and natural gas prices during the latter half of 2008 resulted in several cancelled tenders and unexercised contract extension options. Tender activity in the region during the second and third quarters was minimal, and we expect this trend to continue for the remainder of the year. We anticipate that this market will experience excess rig availability, and utilization and day rates will remain under pressure, as a significant portion of the North Sea jackup fleet is scheduled to roll-off existing contracts in the coming months.

    North and South America

       The majority of our North and South America offshore drilling operations are conducted in Mexico, where demand for rigs increased during 2008 as Petróleos Mexicanos, the national oil company of Mexico ("PEMEX"), accelerated drilling activities in an attempt to offset continued depletion of its major oil and natural gas fields. During the first nine months of 2009, demand for jackup rigs in Mexico remained high and day rates remained comparable with international rates. PEMEX is expected to issue additional tenders during the next several quarters, but we expect future day rates in Mexico to face pressure as drilling contractors with idle rigs in other geographic regions pursue these contract opportunities.

       Demand for jackup rigs in the Gulf of Mexico stabilized during 2008, and jackup rig supply continued to decline as rigs were relocated to more economically attractive regions. As a result, utilization levels and day rates improved during the first half of 2008. In September 2008, damage caused by Hurricanes Gustav and Ike reduced the supply of available jackup rigs, however, the reduction was more than offset by a decrease in demand resulting from the decline in oil and natural gas prices and global economic crisis. The Gulf of Mexico jackup market has remained extremely weak during 2009 with drilling activity reaching historic lows during recent months. As a result, utilization and day rates declined significantly during the first nine months of 2009. Based on current oil and natural gas prices and global economic conditions and reduced drilling by customers during hurricane season, we do not expect meaningful improvement in jackup rig demand in the near-term.

RESULTS OF OPERATIONS The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$425.4	$619.5	$1,446.3	$1,788.8
Operating expenses
Contract drilling (exclusive of depreciation)	183.3	185.2	524.8	566.8
Depreciation	53.3	47.0	149.8	139.4
General and administrative	13.6	15.2	41.6	41.7

Operating income	175.2	372.1	730.1	1,040.9
Other income (expense), net	3.6	(6.5)	6.2	4.8
Provision for income taxes	28.4	68.8	133.8	192.0

Income from continuing operations	150.4	296.8	602.5	853.7
Income (loss) from discontinued operations, net	.4	(13.1)	(28.2)	1.6

Net income	150.8	283.7	574.3	855.3
Less: Net income attributable to noncontrolling interests	(1.1)	(1.4)	(3.6)	(4.3)

Net income attributable to Ensco	$149.7	$282.3	$ 570.7	$ 851.0

       For the quarter ended September 30, 2009, revenues declined by $194.1 million, or 31%, and operating income declined by $196.9 million, or 53%, as compared to the prior year quarter. For the nine-month period ended September 30, 2009, revenues declined by $342.5 million, or 19%, and operating income declined by $310.8 million, or 30%, as compared to the prior year period. The revenue and operating income declines were primarily due to a decline in utilization of our jackup rigs in all geographic regions, partially offset by an increase in average day rates earned by our contracted jackup rigs in North and South America and ENSCO 7500.

       Oil and natural gas prices have declined substantially from record-high 2008 levels. As a result, operators continue to defer and/or curtail drilling programs, which has resulted in a reduction in demand for jackup rigs and a decline in utilization and day rates. Revenue and operating income levels attributable to our jackup rig fleet during 2008 are unlikely to be achieved in the near-term.

Rig Locations, Utilization and Average Day Rates

       We manage our business through four operating segments. Our ultra-deepwater semisubmersible rigs are included in the Deepwater operating segment. Our fleet of 42 jackup rigs is spread across three geographic region operating segments based on each rig's geographic location. Our jackup rigs are mobile and occasionally move between operating segments in response to market conditions and contract opportunities. Our barge rig is included in the Asia Pacific operating segment. The following table summarizes our offshore drilling rigs by segment and rigs under construction as of September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008

Deepwater(1)	3	2
Asia Pacific	20	20
Europe and Africa	10	10
North and South America	13	13
Under construction(1)	5	6

Total(2)	51	51

(1)	During the second quarter of 2009, we accepted delivery of ENSCO 8501, which commenced drilling operations in the Gulf of Mexico under a three-and-a-half year contract in October 2009.
(2)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by operating segment for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rig Utilization(1)
Deepwater	64%	87%	82%	93%
Asia Pacific(3)	62%	96%	68%	95%
Europe and Africa	63%	96%	83%	97%
North and South America	57%	98%	65%	96%

Total	61%	97%	71%	96%

Average Day Rates(2)
Deepwater	$387,407	$361,612	$436,340	$334,688
Asia Pacific(3)	141,945	156,951	150,241	150,956
Europe and Africa	175,861	226,080	208,259	219,021
North and South America	132,962	102,727	123,255	94,203

Total	$159,067	$160,472	$166,477	$154,159

(1)	Rig utilization is derived by dividing the number of days under contract, including days associated with compensated mobilizations, by the number of days in the period.
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

Operating Income

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the three-month and nine-month periods ended September 30, 2009 and 2008 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended September 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$62.5	$161.6	$104.4	$96.9	$425.4	$ --	$425.4
Operating expenses Contract drilling (exclusive of depreciation)	34.7	61.1	46.5	41.0	183.3	--	183.3
Depreciation	6.5	22.3	11.1	13.1	53.0	.3	53.3
General and administrative	--	--	--	--	--	13.6	13.6

Operating income (loss)	$21.3	$ 78.2	$ 46.8	$42.8	$189.1	$(13.9)	$175.2

Three Months Ended September 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$27.1	$260.8	$209.3	$122.3	$619.5	$ --	$619.5
Operating expenses Contract drilling (exclusive of depreciation)	8.3	75.3	62.8	38.8	185.2	--	185.2
Depreciation	2.3	21.4	10.8	12.0	46.5	.5	47.0
General and administrative	--	--	--	--	--	15.2	15.2

Operating income (loss)	$16.5	$164.1	$135.7	$ 71.5	$387.8	$(15.7)	$372.1

Nine Months Ended September 30, 2009 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$130.2	$544.0	$476.8	$295.3	$1,446.3	$ --	$1,446.3
Operating expenses Contract drilling (exclusive of depreciation)	63.2	188.4	152.6	120.6	524.8	--	524.8
Depreciation	12.5	66.2	33.0	37.2	148.9	.9	149.8
General and administrative	--	--	--	--	--	41.6	41.6

Operating income (loss)	$ 54.5	$289.4	$291.2	$137.5	$ 772.6	$(42.5)	$ 730.1

Nine Months Ended September 30, 2008 (in millions)
				North
				and	Operating
		Asia	Europe	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	and Africa	America	Total	Items	Total

Revenues	$84.3	$779.5	$602.9	$322.1	$1,788.8	$ --	$1,788.8
Operating expenses Contract drilling (exclusive of depreciation)	26.5	239.4	184.9	116.0	566.8	--	566.8
Depreciation	6.8	63.7	32.1	35.4	138.0	1.4	139.4
General and administrative	--	--	--	--	--	41.7	41.7

Operating income (loss)	$51.0	$476.4	$385.9	$170.7	$1,084.0	$(43.1)	$1,040.9

    Deepwater

       Deepwater revenues for the quarter ended September 30, 2009 increased by $35.4 million as compared to the prior year quarter. The increase in revenues was due to the commencement of ENSCO 8500 drilling operations in June 2009, the recognition of ENSCO 7500 mobilization revenues and an increase in the ENSCO 7500 day rate. During the fourth quarter of 2008, ENSCO 7500 was relocated from the Gulf of Mexico to Australia where it commenced drilling operations under a new contract in April 2009 at a day rate of approximately $550,000. Revenues earned during the mobilization period were deferred and are being recognized ratably over the term of the contract at a rate of approximately $170,000 per day. Contract drilling expense increased by $26.4 million due to the commencement of ENSCO 8500 drilling operations, incremental expenses associated with operating ENSCO 7500 in Australia as compared to the Gulf of Mexico and an increase in ENSCO 7500 mobilization expense, which is being recognized over the contract term in the same manner as mobilization revenue. Depreciation expense increased by $4.2 million primarily due to ENSCO 8500, which was placed into service in June 2009.

       Deepwater revenues for the nine-month period ended September 30, 2009 increased by $45.9 million as compared to the prior year period. The increase in revenues was due to an increase in the day rate earned by ENSCO 7500, the recognition of ENSCO 7500 mobilization revenues and the commencement of ENSCO 8500 drilling operations, partially offset by the deferral of ENSCO 7500 revenues during the rig's mobilization to Australia. Contract drilling expense increased by $36.7 million due to ENSCO 7500 mobilization expense, incremental expenses associated with operating ENSCO 7500 in Australia as compared to the Gulf of Mexico and the commencement of ENSCO 8500 drilling operations. Depreciation expense increased by $5.7 million primarily due to ENSCO 8500 as noted above.

    Asia Pacific

       Asia Pacific revenues for the quarter ended September 30, 2009 declined by $99.2 million, or 38%, as compared to the prior year quarter. The decline in revenues was primarily due to a decline in utilization to 62% from 96% in the prior year quarter and, to a lesser extent, a 10% decline in average day rates. The decline in utilization and average day rates occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008 coupled with excess rig availability in the region. Contract drilling expense declined by $14.2 million, or 19%, as compared to the prior year quarter, primarily due to the impact of decreased utilization. Depreciation expense increased by 4% primarily due to the ENSCO 53 capital enhancement project completed during the second quarter of 2009 and depreciation on minor upgrades and improvements completed during the latter half of 2008 and the first nine months of 2009.

       Asia Pacific revenues for the nine-month period ended September 30, 2009 declined by $235.5 million, or 30%, as compared to the prior year period. The decline in revenues was primarily due to a decline in utilization to 68% from 95% in the prior year period. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above, coupled with excess rig availability in the region. Contract drilling expense declined by $51.0 million, or 21%, as compared to the prior year period, primarily due to the impact of decreased utilization and a decline in repair and maintenance expense. Depreciation expense increased by 4% primarily due to the ENSCO 53 capital enhancement project completed during the second quarter of 2009 and depreciation on minor upgrades and improvements completed during 2008 and the first nine months of 2009.

    Europe and Africa

       Europe and Africa revenues for the quarter ended September 30, 2009 declined by $104.9 million, or 50%, as compared to the prior year quarter. The decline was primarily due to a decline in utilization to 63% from 96% in the prior year quarter and, to a lesser extent, a 22% decline in average day rates. The decline in utilization and average day rates occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008. Contract drilling expense declined by $16.3 million, or 26%, as compared to the prior year quarter, primarily due to the impact of decreased utilization and a decline in mobilization and repair and maintenance expense. Depreciation expense increased by 3% due to depreciation on minor upgrades and improvements to our Europe and Africa fleet completed during the latter half of 2008 and the first nine months of 2009.

       Europe and Africa revenues for the nine-month period ended September 30, 2009 declined by $126.1 million, or 21%, as compared to the prior year period. The decline was primarily due to a decline in utilization to 83% from 97% in the prior year period. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above. Contract drilling expense declined by $32.3 million, or 17%, as compared to the prior year period, primarily due to a decline in mobilization expense and the impact of decreased utilization. Depreciation expense increased by 3% due to depreciation on minor upgrades and improvements to our Europe and Africa fleet completed during 2008 and the first nine months of 2009.

    North and South America

       North and South America revenues for the quarter ended September 30, 2009 declined by $25.4 million, or 21%, as compared to the prior year quarter. The decline was primarily due to a decline in utilization to 57% from 98% in the prior year quarter, partially offset by a 29% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008. The increase in average day rates was largely due to the relocation of ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98 to Mexico and ENSCO 68 to Venezuela during 2009, where day rates are generally higher than the Gulf of Mexico. Contract drilling expense increased by $2.2 million, or 6%, as compared to the prior year quarter, due to incremental expenses associated with operating in Mexico and Venezuela as compared to the Gulf of Mexico and an increase in repair and maintenance and mobilization expense, partially offset by the impact of decreased utilization. Depreciation expense increased by 9% primarily due to ENSCO 89 and ENSCO 93 capital enhancement projects completed during the second quarter of 2009, the ENSCO 98 capital enhancement project completed during the third quarter of 2009 and depreciation on minor upgrades and improvements to our North and South America fleet completed during the latter half of 2008 and the first nine months of 2009.

       North and South America revenues for the nine-month period ended September 30, 2009 declined by $26.8 million, or 8%, as compared to the prior year period. The decline was primarily due to a decline in utilization to 65% from 96% in the prior year period, partially offset by a 31% increase in average day rates. The decline in utilization occurred due to lower levels of spending by oil and gas companies as noted above. The increase in average day rates was largely due to the relocation of jackup rigs to Mexico and Venezuela as noted above. Contract drilling expense increased by $4.6 million, or 4%, as compared to the prior year period, due to incremental expenses associated with operating in Mexico and Venezuela as compared to the Gulf of Mexico and an increase in repair and maintenance and mobilization expense, partially offset by the impact of decreased utilization. Depreciation expense increased by 5% primarily due to ENSCO 89 and ENSCO 93 capital enhancement projects completed during the second quarter of 2009, the ENSCO 98 capital enhancement project completed during the third quarter of 2009 and depreciation on minor upgrades and improvements to our North and South America fleet completed during 2008 and the first nine months of 2009.

    Other

       General and administrative expense for the quarter ended September 30, 2009 declined by $1.6 million, or 11%, as compared to the prior year quarter. The decline was primarily attributable to non-recurring costs associated with the launch of our branding campaign incurred during the third quarter of 2008 and lower professional fees.

       General and administrative expense for the nine-month period ended September 30, 2009 declined by $100,000 as compared to the prior year period. The decline was primarily attributable to costs associated with our branding campaign incurred during the third quarter of 2008 and lower professional fees, largely offset by a $1.9 million expense incurred during 2009 in connection with a separation agreement with our former Senior Vice President of Operations.

Other Income (Expense), Net

       Other income (expense), net, for the three-month and nine-month periods ended September 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income	$ .8	$ 3.2	$ 1.9	$ 11.9
Interest expense, net:
Interest expense	(5.2)	(5.5)	(15.8)	(16.3)
Capitalized interest	5.2	5.5	15.8	16.3

	--	--	--	--
Other, net	2.8	(9.7)	4.3	(7.1)

	$3.6	$(6.5)	$ 6.2	$ 4.8

       Interest income for the three-month and nine-month periods ended September 30, 2009 decreased as compared to the respective prior year periods due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense declined during the same periods due to a decrease in outstanding debt.

       Other, net, for the three-month and nine-month periods ended September 30, 2009 included net foreign currency exchange gains of $1.8 million and $2.3 million, respectively.

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

Provision for Income Taxes

       The provision for income taxes for the quarter ended September 30, 2009 declined by $40.4 million as compared to the prior year quarter, due in large part to a decline in profitability. Income tax expense for the quarters ended September 30, 2009 and 2008 included a net benefit of $3.3 million and a net expense of $3.9 million, respectively, relating to settlements with tax authorities and other resolutions of prior year tax issues. The $3.3 million net benefit included in the current quarter is primarily attributable to a $4.4 million net benefit resulting from favorable resolution of an audit of 2003 through 2005 tax returns in an international jurisdiction. Excluding the impact of the aforementioned resolutions of prior year tax issues, our effective tax rates for the quarters ended September 30, 2009 and 2008 were 17.7% and 17.8%, respectively.

       The provision for income taxes for the nine-month period ended September 30, 2009 declined by $58.2 million as compared to the prior year period, due in large part to a decline in profitability. Income tax expense for the nine-month periods ended September 30, 2009 and 2008 included a net benefit of $6.3 million and a net expense of $7.7 million, respectively, relating to settlements with tax authorities and other resolutions of prior year tax issues. Excluding the impact of the resolutions of prior year tax issues, our effective tax rates for the nine-month periods ended September 30, 2009 and 2008 were 19.0% and 17.6%, respectively. The increase in our effective tax rate was primarily due to a decline in the relative portion of our earnings generated by foreign subsidiaries whose earnings are permanently reinvested and taxed at lower rates.

Discontinued Operations

    ENSCO 69

       From May 2007 to June 2009, ENSCO 69 was contracted to Petrosucre, a subsidiary of PDVSA, the national oil company of Venezuela. PDVSA subsidiaries reportedly lack funds and generally have not been paying their contractors and service providers since the latter portions of 2008. In January 2009, we suspended drilling operations on ENSCO 69 after Petrosucre failed to satisfy its contractual obligations and meet commitments relative to the payment of past due invoices. Petrosucre then took over complete control of ENSCO 69 drilling operations utilizing Petrosucre employees and a portion of the Venezuelan rig crews we had utilized. When Petrosucre initially advised us that it temporarily was taking over operations on the rig, we placed our supervisory rig personnel on ENSCO 69 to observe Petrosucre's operations.

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

       Due to Petrosucre's longstanding failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's recent nationalization of assets owned by international oil and gas companies and oilfield service companies, we believe it is remote that ENSCO 69 will be returned to us by Petrosucre and operated again by Ensco. ENSCO 69 operating results for the three-month and nine-month periods ended September 30, 2009 and 2008 have been reclassified as discontinued operations in our condensed consolidated statements of income. See Note 8 to our condensed consolidated financial statements for additional information on ENSCO 69.

    ENSCO 74

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike. Portions of its legs remained underwater adjacent to the customer's platform, and we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. In March 2009, the sunken hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was struck by an oil tanker. The rig was a total loss, as defined under the terms of our insurance policies. The operating results of ENSCO 74 were reclassified as discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008. See Note 9 to our condensed consolidated financial statements for additional information on the loss of ENSCO 74 and associated contingencies.

       The following table summarizes income (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues	$ --	$ 27.6	$ 4.8	$ 75.7
Operating expenses	(.8)	11.7	18.8	35.8

Operating income (loss) before income taxes	.8	15.9	(14.0)	39.9
Income tax expense	.4	5.5	2.4	14.8
Loss on disposal of discontinued operations, net	--	(23.5)	(11.8)	(23.5)

Income (loss) from discontinued operations	$.4	$(13.1)	$(28.2)	$ 1.6

Fair Value Measurements

       Our auction rate securities were measured at fair value as of September 30, 2009 and December 31, 2008 using significant Level 3 inputs. See Note 7 to our condensed consolidated financial statements for additional information on our fair value measurements.

       As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of September 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available. We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of September 30, 2009. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that Level 3 inputs were most significant to the overall fair value measurement, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of September 30, 2009 was appropriate.

       Based on the results of our September 30, 2009 fair value measurement, we recognized unrealized gains of $300,000 for the three-month and nine-month periods ended September 30, 2009. Net unrealized gains on our auction rate securities were included in other income (expense), net, in our condensed consolidated statements of income. The carrying values of our auction rate securities, classified as long-term investments on our condensed consolidated balance sheets, were $60.9 million and $64.2 million as of September 30, 2009 and December 31, 2008, respectively. We anticipate realizing the $68.7 million (par value) of our auction rate securities on the basis that we intend to hold them until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

       Assets measured at fair value using significant Level 3 inputs constituted 1% of our total assets as of September 30, 2009 and December 31, 2008.

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

       During the nine-month period ended September 30, 2009, our primary source of cash was $938.2 million generated from operating activities of continuing operations. Our primary use of cash for the same period included $684.7 million for the construction, enhancement and other improvement of our drilling rigs, including $486.5 million invested in the construction of our ENSCO 8500 Series® rigs.

       During the nine-month period ended September 30, 2008, our primary source of cash was $733.8 million generated from operating activities of continuing operations. Our primary uses of cash for the same period included $653.9 million for the construction, enhancement and other improvement of drilling rigs, including $562.4 invested in the construction of our ENSCO 8500 Series® rigs, and $259.5 million for the repurchase of common stock.

       Detailed explanations of our liquidity and capital resources for the nine-month periods ended September 30, 2009 and 2008 are set forth below.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the nine-month periods ended September 30, 2009 and 2008 were as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008

Cash flow from continuing operations	$938.2	$733.8

Capital expenditures on continuing operations
New rig construction	$486.5	$562.4
Rig enhancements	129.9	24.0
Minor upgrades and improvements	68.3	67.5

	$684.7	$653.9

       Cash flow from continuing operations increased by $204.4 million, or 28%, for the nine-month period ended September 30, 2009 as compared to the prior year period. The increase resulted primarily from a $193.7 million decline in tax payments and a $76.8 million decline in our investment in trading securities, offset by a $47.7 million decline in cash receipts from contract drilling services.

       We continue to expand the size and quality of our drilling rig fleet. We have five ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates during the first and fourth quarters of 2010, the second half of 2011 and the first and second half of 2012. Two of the five rigs under construction have secured long-term drilling contracts in the Gulf of Mexico, and three are presently without contracts.

       Based on our current projections, we expect capital expenditures during 2009 to include approximately $530.0 million for construction of our ENSCO 8500 Series® rigs, approximately $160.0 million for rig enhancement projects and approximately $100.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Financing and Capital Resources

       Our long-term debt, total capital and long-term debt to total capital ratios as of September 30, 2009 and December 31, 2008 are summarized below (in millions, except percentages):

	September 30,	December 31,
	2009	2008

Long-term debt	$ 265.8	$ 274.3
Total capital*	5,550.0	4,951.2
Long-term debt to total capital	4.8%	5.5%
*Total capital consists of long-term debt and Ensco stockholders' equity.

       We have a $350.0 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks that matures in June 2010. We had no amounts outstanding under the Credit Facility as of September 30, 2009 and December 31, 2008. We filed a Form S-3 Registration Statement with the SEC on January 13, 2009, which provides us the ability to issue debt and/or equity securities. The registration statement was immediately effective and expires in January 2012. We currently maintain an investment grade credit rating of Baa1 from Moody's Investors Service and BBB+ from Standard & Poor's Ratings Services.

       As of September 30, 2009, we had an aggregate $134.1 million outstanding under two separate bond issues guaranteed by the United States Maritime Administration which require semiannual principal and interest payments. We also make semiannual interest payments on $150.0 million of 7.20% debentures due during 2027.

       Our Board of Directors previously authorized the repurchase of up to $1,500.0 million of our common stock. From inception of our stock repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under our Board-authorized stock repurchase programs during the nine-month period ended September 30, 2009. As of September 30, 2009, $562.4 million remained available for repurchases of our outstanding common stock under Board-authorized stock repurchase programs.

Liquidity

       Our liquidity position as of September 30, 2009 and December 31, 2008 is summarized in the table below (in millions, except ratios):

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$1,017.2	$789.6
Working capital	1,147.8	973.0
Current ratio	3.8	3.3

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

       Based on our $1,017.2 million of cash and cash equivalents as of September 30, 2009 and our current contractual backlog, we believe our remaining $1,241.3 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

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

       We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of September 30, 2009, approximately $281.8 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $230.0 million was hedged through foreign currency forward contracts.

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

       As of September 30, 2009, we had foreign currency forward contracts outstanding to exchange an aggregate $371.0 million for various foreign currencies, including $237.3 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related foreign currency forward contracts as of September 30, 2009 would approximate $32.5 million, including $24.2 million related to our Singapore dollar exposures. All of our foreign currency forward contracts mature during the next three years.

    Auction Rate Securities

       We have generated a substantial cash balance, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash exposes us to market risk. We held $68.7 million (par value) of auction rate securities with a carrying value of $60.9 million as of September 30, 2009. We intend to hold these securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. Due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods.

       To measure the fair value of our auction rate securities as of September 30, 2009, we used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price"). The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of our auction rate securities. If we were to incur a hypothetical 10% adverse change in the periods of illiquidity and a 10% adverse change in the risk-adjusted discount rate, the additional net unrealized losses on our auction rate securities as of September 30, 2009 would approximate $3.2 million. See Note 7 to our condensed consolidated financial statements for additional information on our auction rate securities.

CRITICAL ACCOUNTING POLICIES

       The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K dated February 26, 2009, as updated in the Current Report on Form 8-K dated October 13, 2009. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of September 30, 2009, the carrying value of our property and equipment totaled $4,330.5 million, which represented 67% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Current Report on Form 8-K dated October 13, 2009.

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

       We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate each unit's fair value as of the testing date. Our four operating segments represent our reporting units. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, including expected utilization, day rates, expense levels and capital requirements. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium which includes a comparison to implied control premiums from recent market transactions within our industry or other relevant benchmark data. To the extent that the implied control premium based on the aggregate fair value of our reporting units is not reasonable, we adjust the discount rate used in our discounted cash flow model and reduce the estimated fair values of our reporting units accordingly.

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

       If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not declined below its carrying amount and perform a goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our common stock has declined, we may conclude that the goodwill of one or more of our reporting units has been impaired. It is reasonably possible that the judgments and assumptions inherent in our goodwill impairment test may change in response to future market conditions.

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

    Income Taxes

       We conduct operations and earn income in numerous countries and are subject to the laws of tax jurisdictions within those countries, as well as U.S. state tax laws. As of September 30, 2009, we had a $359.0 million net deferred income tax liability, a $28.6 million liability for income taxes currently payable and an $18.1 million liability for unrecognized tax benefits.

       The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management's estimates, judgments and assumptions regarding future operating results and levels of taxable income. Carryforwards and tax credits are assessed for realization as a reduction of future taxable income by using a more-likely-than-not determination.

       During 2007, substantially all of the undistributed earnings of our non-U.S. subsidiaries were distributed to our U.S. parent. A U.S. deferred tax liability has not been recorded for the remaining undistributed earnings of our non-U.S. subsidiaries because it is their intention to reinvest such earnings indefinitely. Should our non-U.S. subsidiaries elect to make a distribution of these earnings, or be deemed to have made a distribution of them through application of various provisions of the Internal Revenue Code, we may be subject to additional U.S. income taxes.

       The carrying values of liabilities for income taxes currently payable and unrecognized tax benefits are based on management's interpretation of applicable tax laws and incorporate management's estimates, judgments and assumptions regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, judgments and assumptions in connection with accounting for income taxes, especially those involving the deployment of tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and operating results.

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

       Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are occasionally finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	During recent years, the portion of our overall operations conducted in international tax jurisdictions has increased, and we currently anticipate that this trend will continue.
•	In order to utilize tax planning strategies and conduct international operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and are frequently reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.
•	U.S. and international tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In August 2009, the FASB issued Accounting Standards Update 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" ("Update 2009-05"). Update 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. Update 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of Update 2009-05 did not have a material effect on our financial position, operating results or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Information required under Item 3 has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

Item 4.   Controls and Procedures

       Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"), are effective.

       During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    FCPA Internal Investigation

       Following disclosures by other offshore service companies announcing internal investigations involving the legality of amounts paid to and by customs brokers in connection with temporary importation of rigs and vessels into Nigeria, the Audit Committee of our Board of Directors and management commenced an internal investigation in July 2007. The investigation initially focused on our payments to customs brokers relating to the temporary importation of ENSCO 100, our only rig that operated offshore Nigeria during the pertinent period.

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

       Following notification to the Audit Committee and to KPMG LLP, our independent registered public accounting firm, in consultation with the Audit Committee's external legal counsel, we voluntarily notified the United States Department of Justice and SEC that we had commenced an internal investigation. We expressed our intention to cooperate with both agencies, comply with their directives and fully disclose the results of the investigation. The internal investigation process has involved extensive reviews of documents and records, as well as production to the authorities, and interviews of relevant personnel. In addition to the temporary importation of ENSCO 100, the investigation has examined our customs clearance of routine shipments and immigration activities in Nigeria.

       Our internal investigation has essentially been concluded. Meetings to review the results of the investigation with the authorities were held on February 24, 2009 and September 14, 2009. We expect to discuss a possible negotiated disposition with the authorities in the near-term.

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

       In November 2008, our Board of Directors approved enhanced FCPA compliance recommendations issued by the Audit Committee's external legal counsel, and the Company embarked upon an enhanced compliance initiative that included appointment of a Chief Compliance Officer and a Director - Corporate Compliance. We engaged consultants to assist us in implementing the compliance recommendations approved by our Board of Directors, which include an enhanced compliance policy, increased training and testing, prescribed contractual provisions for our service providers that interface with foreign government officials, due diligence for the selection of such service providers and an increased Company-wide awareness initiative that includes periodic issuance of FCPA Alerts.

       Since ENSCO 100 completed its contract commitment and departed Nigeria in August 2007, this matter is not expected to have a material effect on or disrupt our current operations. As noted above, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting potential liability, sanctions or significant additional expense.

Ensco 74 Loss

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the Gulf of Mexico. Portions of its legs remained underwater adjacent to the customer's platform, and we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. The rig was a total loss, as defined under the terms of our insurance policies.

       In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we removed the accessible hydrocarbons onboard the rig and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners. We are currently communicating with various government agencies to address removal of the wreckage and related debris.

       On March 17, 2009, we received notice from legal counsel representing certain underwriters in a subrogation claim alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike. On September 4, 2009, High Island Offshore System, LLC, commenced civil litigation against us in the U.S. District Court for the Southern District of Texas seeking damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable that a liability exists with respect to this matter.

       On March 18, 2009, SKS OBO & Tankers AS and Kristen Gehard Jebsen Skipsrederi AS, the owner and manager of the SKS Satilla, commenced civil litigation in the U.S. District Court for the Southern District of Texas against us seeking monetary damages in the aggregate amount of $10.0 million for losses incurred. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to this matter.

       On June 9, 2009, we received notice from legal counsel representing another pipeline owner which allegedly sustained damages to a subsea pipeline caused by ENSCO 74 in the aftermath of Hurricane Ike. On September 18, 2009, Sea Robin Pipeline Company, LLC, commenced civil litigation against us in the Fifteenth Judicial Court for the Parish of Lafayette and in the Nineteenth Judicial Court for the Parish of Baton Rouge, State of Louisiana seeking unspecified damages in relation to the cost of repairing damage to the pipeline, loss of revenue, survey and other damages. Based on information currently available, we have concluded that it is remote that a liability exists with respect to this matter.

       We have liability insurance policies that provide coverage for third-party claims such as the tanker and pipeline claims, subject to a $10.0 million per occurrence self-insured retention and an annual aggregate limit of $500.0 million. We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

       We plan to undertake all appropriate defensive measures and filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in the U.S. District Court for the Southern District of Texas on September 2, 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. Although we do not expect final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

    Ensco 29 Wreck Removal

       A portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina during 2005. Although beneficial ownership of ENSCO 29 was transferred to our insurance underwriters when the rig was determined to be a total loss, management believes we may be legally required to remove ENSCO 29 wreckage and debris from the seabed and currently estimates the removal cost to range from $5.0 million to $15.0 million. Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also have liability insurance policies that provide specified coverage for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies.

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The Underwriters removed the case to the United States District Court for the Northern District of Texas, Dallas Division. The case was then remanded back to the Texas District Court by the United States District Court. The Underwriters subsequently appealed the remand to the United States Court of Appeals. The United States Court of Appeals recently upheld the United States District Court's order to remand the case back to the Texas District Court. The litigation is in an early stage.

       While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized during 2006.

    Asbestos Litigation

       During 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in three multi-party lawsuits filed in the Circuit Courts of Jones County (Second Judicial District) and Jasper County (First Judicial District), Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.

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

       The Mississippi state court cases are under an informal stay of discovery issued by a Special Master, while discovery is conducted for a select and limited group of plaintiffs, some of whom have cases pending against us. Currently, two discovery groups have been designated by the Special Master, with a third discovery group due to be formed in connection with a status conference called by the Special Master for October 26, 2009. To date, written discovery and plaintiff depositions have taken place in eight cases involving us. However, no further activity is expected in these cases until they are selected for trial. Currently, none of the cases pending against us in Mississippi have been set for trial.

       In addition to the pending state court cases, there are also three cases pending in Mississippi federal court. These three cases were recently consolidated with 441 other lawsuits and assigned to the Multi-District Litigation 875, which is currently before the U.S. District Court for the Eastern District of Pennsylvania. However, the Houston law firm representing these plaintiffs has filed a Motion to Remand, seeking to bring the cases back to Mississippi state court.

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

    Other Matters

       In July and August 2009, we filed arbitration claims with the Financial Industry Regulatory Authority ("FINRA") alleging fraud, conflict of interest and breach of contract against Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc. and breach of contract against Jefferies & Company, Inc. and Oppenheimer & Co., Inc. in connection with the sale of certain auction rate securities to us in the aggregate principal amount of $59.8 million. These proceedings are in an early stage and there can be no assurances as to the ultimate outcome.

       In addition to the foregoing, we are named defendants or parties in certain other lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

Item 1A.   Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in the Current Report on Form 8-K dated October 13, 2009, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

THE POTENTIAL FOR GULF OF MEXICO HURRICANE RELATED WINDSTORM DAMAGE OR LIABILITIES COULD RESULT IN UNINSURED LOSSES AND MAY CAUSE US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

       Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the Gulf of Mexico than most of our competitors. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts on lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and one jackup rig during 2008, with associated loss of contract revenues and potential liabilities. We currently have seven jackup rigs and two ultra-deepwater semisubmersible rigs in the Gulf of Mexico.

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

       Upon renewal of our annual insurance policies effective July 1, 2009, we obtained $450.0 million of annual coverage for ultra-deepwater semisubmersible rig hull and machinery losses arising from Gulf of Mexico windstorm damage with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackups remaining in the Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our seven jackup rigs remaining in the Gulf of Mexico arising out of windstorm damage.

       Our current limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by Gulf of Mexico hurricanes. Moreover, our current liability insurance policies only provide coverage for Gulf of Mexico windstorm exposures for removal of wreckage and debris in excess of $50.0 million per occurrence as respects both our jackup and ultra-deepwater semisubmersible rig operations.

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

       As noted above, we have a $50.0 million per occurrence deductible for windstorm loss or damage to our ultra-deepwater semisubmersible rigs in the Gulf of Mexico and have elected not to purchase loss or damage insurance coverage for our seven jackup rigs in the area. Moreover, we have retained the risk for the first $50.0 million of liability exposure for removal of wreckage and debris resulting from windstorm related exposures associated with our rigs in the Gulf of Mexico. These retained exposures for property loss or damage and liabilities associated with Gulf of Mexico hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of Gulf of Mexico hurricanes.

THE LOSS OF ENSCO 74 MAY EXPOSE US TO COSTS ASSOCIATED WITH REMOVAL OF WRECKAGE AND DEBRIS, LIABILITIES FOR PROPERTY LOSS OR DAMAGE, PERSONAL INJURY OR DEATH OR ENVIRONMENTAL LIABILITIES THAT MAY NOT BE FULLY RECOVERABLE UNDER OUR INSURANCE OR CONTRACTUAL INDEMNITIES.

       In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the Gulf of Mexico. Portions of its legs remained underwater adjacent to the customer's platform, and we conducted extensive aerial and sonar reconnaissance but failed to locate the rig hull. In March 2009, the sunken rig hull of ENSCO 74 was located on the seabed approximately 95 miles from the original drilling location when it was struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we removed the accessible hydrocarbons onboard the rig and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners.

       We are involved in civil litigation in the U.S. District Court in the Southern District of Texas in which the owners of the tanker SKS Satilla are seeking damages in the amount of $10.0 million for damages and losses incurred when the tanker struck the sunken hull of ENSCO 74. We also are involved in civil litigation in the U.S. District Court in the Southern District of Texas in which the owner of a pipeline, High Island Offshore System, LLC, alleges that ENSCO 74 damaged the pipeline in the aftermath of Hurricane Ike and is seeking damages for the cost of repairs and business interruption in excess of $26.0 million.

       We are involved in civil litigation in the Fifteenth Judicial Court for the Parish of Lafayette and in the Nineteenth Judicial Court for the Parish of Baton Rouge, State of Louisiana in which the owner of a pipeline, Sea Robin Pipeline Company, LLC, is seeking unspecified damages in relation to the cost of repairing damage to the pipeline, loss of revenue, survey and other damages allegedly caused by ENSCO 74 in the aftermath of Hurricane Ike. In addition, we received notice from legal counsel representing owners of another tanker alleging that the sunken hull of the ENSCO 74 caused damage to their tanker in January 2009 resulting in unspecified damages and losses. Based on communications received by our external legal counsel, we understand that the owners of two other subsea pipelines may present claims alleging that their pipelines were damaged by ENSCO 74 in the aftermath of Hurricane Ike.

       We are exposed to costs associated with removal of the ENSCO 74 legs that remain underwater adjacent to the customer's platform and the sunken rig hull and related debris. Although we expect the cost of removal of the leg sections and the hull and related debris to be covered by available insurance and contractual indemnification, we may not be fully protected from such costs, liability or exposure (without any additional deductible or self-insured retention). Moreover, although appropriately marked following issuance of a U.S. Coast Guard Notice to Mariners, the sunken hull of ENSCO 74 may expose us to liabilities as a hazard to navigation and may also expose us to various potential liabilities for property loss or damage, personal injury or death and environmental liabilities, including penalties, fines and clean-up costs.

       Our liability insurance may not fully protect us from cost, liability or exposure associated with the loss of ENSCO 74. As respects liabilities to third parties, including the aforementioned tanker and pipeline claims, our applicable insurance is subject to a $10.0 million per occurrence self-insured retention and an annual aggregate policy limit of $500.0 million. We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

       We plan to undertake all appropriate defensive measures and filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in the U.S. District Court for the Southern District of Texas on September 2, 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. See Note 8 and Note 9 to our condensed consolidated financial statements for additional information on the loss of ENSCO 74 and associated contingencies.

WE MAY INCUR ASSET IMPAIRMENTS AS A RESULT OF DECLINING DEMAND FOR OFFSHORE DRILLING RIGS.

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. The offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. However, if the global economy were to deteriorate further and/or the offshore drilling industry were to incur a significant prolonged downturn, impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

       We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate each unit's fair value as of the testing date. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, including expected utilization, day rates, expense levels and capital requirements. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium. If we determine the implied control premium is not reasonable, we adjust the discount rate in our discounted cash flow model and reduce the estimated fair values of our reporting units accordingly.

       If the global economy were to deteriorate further and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not decreased below its carrying amount and perform a goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our common stock has declined, we may conclude that the goodwill of one or more of our reporting units has been impaired.

CHANGES IN LAWS, EFFECTIVE INCOME TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR TAX RETURNS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

       Our future effective income tax rates could be adversely affected by changes in tax laws, both domestically and internationally. The current U.S. administration has considered sweeping tax reforms which would significantly increase the tax obligations of U.S. multi-national corporations such as Ensco. The proposed legislation, if enacted, would have a significant adverse effect on our financial position, operating results and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds The table below provides a summary of our repurchases of common stock during the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar
			of Shares	Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

July 1 - July 31	4,061	$37.11	--	$562,000,000
August 1 - August 31	3,915	37.15	--	$562,000,000
September 1 - September 30	3,535	38.30	--	$562,000,000

Total	11,511	$37.49	--

       During the quarter ended September 30, 2009, our repurchases of common stock were primarily from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

       Our Board of Directors has authorized the repurchase of up to $1,500.0 million of our common stock. No shares were repurchased under our Board-authorized stock repurchase programs during the quarter ended September 30, 2009.

Item 6. Exhibits Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on March 21, 2005, File No. 1-08097).

3.2	Revised and Restated Bylaws of the Company, effective November 4, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 4, 2008, File No. 1-08097).

4.1	Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.2	First Supplemental Indenture, dated November 20, 1997, between the Company and Bankers Trust Company, as trustee, supplementing the Indenture dated as of November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).

4.3	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated November 24, 1997, File No. 1-08097).
*10.1	Amendment No. 14 to the ENSCO Savings Plan (As Revised and Restated effective January 1, 1997), dated August 4, 2009.
*10.2	Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009.
*10.3	Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009.
*10.4	Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009.
*10.5	Amendment No. 3 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated August 4, 2009.
*10.6	Deed of Amendment to the ENSCO Multinational Savings Plan between Citco Trustees (Cayman) Limited (as Trustee) and ENSCO International Incorporated, dated August 4, 2009.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSCO INTERNATIONAL INCORPORATED

Date: October 22, 2009	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller
55