Form 10-Q
period 2010-03-31
Ensco plc
filed 2010-04-22
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION      Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
Registrant's telephone number, including area code: 44 (0) 20 7659 4660

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

As of April 21, 2010, there were 142,519,853 American depositary shares of the registrant issued and outstanding, each representing one Class A ordinary share.

ENSCO PLC

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

       Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import. The forward-looking statements include, but are not limited to, statements about the impact of the December 2009 reorganization of the Company's corporate structure (referred to elsewhere herein as the "redomestication") and our plans, objectives, expectations and intentions with respect thereto and with respect to future operations, including the tax savings or other benefits that we expect to achieve as a result of the redomestication. Forward-looking statements also include statements regarding future operations, market conditions, cash generation, the impact of recently contracted premium jackups, contributions from our ultra-deepwater semisubmersible rig fleet expansion program, expense management, industry trends or conditions and the overall business environment; statements regarding future levels of, or trends in, utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; statements regarding future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; statements regarding future delivery, mobilization, contract commencement, relocation or other movement of rigs and timing thereof; statements regarding future availability or suitability of rigs and the timing thereof; and statements regarding the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

       Forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including:

•	changes in U.S. or non-U.S. laws, including tax laws, that could effectively reduce or eliminate the benefits we expect to achieve from the redomestication,
•	an inability to realize expected benefits from the redomestication,
•	costs related to the redomestication and ancillary matters, which could be greater than expected,
•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the global economy and its impact on capital markets and liquidity,
•	prices of oil and natural gas and their impact upon future levels of drilling activity and expenditures,
•	further declines in drilling activity, which may cause us to idle or stack additional rigs,
•	excess rig availability or supply resulting from delivery of newbuild drilling rigs,
•	concentration of our fleet in premium jackup rigs,
•	cyclical nature of the industry,
•	worldwide expenditures for oil and natural gas drilling,
•	the ultimate resolution of the ENSCO 69 situation in general and the pending litigation, potential return of the rig or package policy political risk insurance recovery in particular,
•	changes in the timing of revenue recognition resulting from the deferral of certain revenues for mobilization of our drilling rigs, time waiting on weather or time in shipyards, which are recognized over the contract term upon commencement of drilling operations,
•	operational risks, including excessive unplanned downtime due to rig or equipment failure, damage or repair in general and hazards created by severe storms and hurricanes in particular,
•	changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service,
•	risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our ENSCO 8500 Series® rig construction contracts in a single shipyard in Singapore, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,
•	changes in the dates new contracts actually commence,
•	renegotiation, nullification, cancellation or breach of contracts or letters of intent with customers or other parties, including failure to negotiate definitive contracts following announcements or receipt of letters of intent,
•	risks associated with offshore rig operations or rig relocations,
•	inability to collect receivables,
•	availability of transport vessels to relocate rigs,
•	environmental or other liabilities, risks or losses, whether related to hurricane damage, losses or liabilities (including wreckage or debris removal) in the Gulf of Mexico or otherwise, that may arise in the future which are not covered by insurance or indemnity in whole or in part,
•	limited availability or high cost of insurance coverage for certain perils such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris,
•	self-imposed or regulatory limitations on drilling locations in the Gulf of Mexico during hurricane season,
•	impact of current and future government laws and regulation affecting the oil and gas industry in general and our operations in particular, including taxation, as well as repeal or modification of same,
•	our ability to attract and retain skilled personnel,
•	governmental action and political and economic uncertainties, including expropriation, nationalization, confiscation or deprivation of our assets,
•	terrorism or military action impacting our operations, assets or financial performance,
•	outcome of litigation, legal proceedings, investigations or insurance or other claims,
•	adverse changes in foreign currency exchange rates, including their impact on the fair value measurement of our derivative instruments,
•	potential long-lived asset or goodwill impairments, and
•	potential reduction in fair value of our auction rate securities and the ultimate resolution of our pending arbitration proceedings.

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

       In addition to the numerous factors described above and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries as of March 31, 2010, the related condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, and the related condensed consolidated statements of cash flows for the three month-periods ended March 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2009, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 22, 2010

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In millions, except per share amounts) (Unaudited)
	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES	$449.4	$499.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation expense)	184.9	157.7
Depreciation	53.9	45.1
General and administrative	20.6	12.0

	259.4	214.8

OPERATING INCOME	190.0	285.1
OTHER INCOME (EXPENSE), NET	3.1	(4.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	193.1	280.8
PROVISION FOR INCOME TAXES
Current income tax expense	22.4	47.8
Deferred income tax expense	10.8	6.8

	33.2	54.6

INCOME FROM CONTINUING OPERATIONS	159.9	226.2
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	2.5	(4.1)
Gain on disposal of discontinued operations, net	29.2	--

	31.7	(4.1)

NET INCOME	191.6	222.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.8)	(1.4)

NET INCOME ATTRIBUTABLE TO ENSCO	$189.8	$220.7

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ 1.11	$ 1.59
Discontinued operations	.22	(.03)

	$ 1.33	$ 1.56

EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ 1.11	$ 1.59
Discontinued operations	.22	(.03)

	$ 1.33	$ 1.56

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$187.4	$218.0
Diluted	$187.4	$218.0
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	140.7	140.1
Diluted	140.8	140.1
CASH DIVIDENDS PER SHARE	$ .025	$ .025

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share and par value amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,229.4	$1,141.4
Accounts receivable, net	310.6	324.6
Other	160.8	186.8

Total current assets	1,700.8	1,652.8

PROPERTY AND EQUIPMENT, AT COST	6,132.9	6,151.2
Less accumulated depreciation	1,650.3	1,673.9

Property and equipment, net	4,482.6	4,477.3

GOODWILL	336.2	336.2

LONG-TERM INVESTMENTS	55.4	60.5

OTHER ASSETS, NET	207.7	220.4

	$6,782.7	$6,747.2

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$ 97.6	$ 159.1
Accrued liabilities and other	221.8	308.6
Current maturities of long-term debt	17.2	17.2

Total current liabilities	336.6	484.9

LONG-TERM DEBT	257.2	257.2

DEFERRED INCOME TAXES	379.0	377.3

OTHER LIABILITIES	110.1	120.7

COMMITMENTS AND CONTINGENCIES

ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 250.0 million shares authorized, 150.0 million shares issued	15.0	15.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	611.3	602.6
Retained earnings	5,065.5	4,879.2
Accumulated other comprehensive income	2.5	5.2
Treasury shares, at cost, 7.5 million shares	(3.3)	(2.9)

Total Ensco shareholders' equity	5,691.1	5,499.2

NONCONTROLLING INTERESTS	8.7	7.9

Total equity	5,699.8	5,507.1

	$6,782.7	$6,747.2

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$ 191.6	$ 222.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	53.9	45.1
Amortization expense	10.9	7.9
Deferred income tax expense	10.8	6.8
Share-based compensation expense	10.7	7.0
(Income) loss from discontinued operations, net	(2.5)	4.1
Gain on disposal of discontinued operations, net	(29.2)	--
Other	.3	6.0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3.5)	6.5
Decrease (increase) in other assets	6.4	(25.2)
(Decrease) increase in liabilities	(105.3)	47.4

Net cash provided by operating activities of continuing operations	144.1	327.7

INVESTING ACTIVITIES
Additions to property and equipment	(167.7)	(183.9)
Proceeds from disposal of discontinued operations	90.0	4.9
Proceeds from disposition of assets	.2	.8

Net cash used in investing activities	(77.5)	(178.2)

FINANCING ACTIVITIES
Cash dividends paid	(3.5)	(3.5)
Other	(1.3)	(1.1)

Net cash used in financing activities	(4.8)	(4.6)

Effect of exchange rate changes on cash and cash equivalents	(.5)	(.3)
Net cash provided by (used in) operating activities of discontinued operations	26.7	(6.9)

INCREASE IN CASH AND CASH EQUIVALENTS	88.0	137.7

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141.4	789.6

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,229.4	$ 927.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

       We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company", "Ensco", "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2009 condensed consolidated balance sheet data were derived from our 2009 audited consolidated financial statements but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

       The financial data for the quarters ended March 31, 2010 and 2009 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

       Results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2010. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2010.

Note 2 - Noncontrolling Interests

       Noncontrolling interests are classified as equity on our consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our consolidated statements of income. In our Asia Pacific operating segment, local third parties hold a noncontrolling ownership interest in three of our subsidiaries. No changes in the ownership interests of these subsidiaries occurred during the quarters ended March 31, 2010 and 2009.

The following table is a reconciliation of income from continuing operations attributable to Ensco for the quarters ended March 31, 2010 and 2009 (in millions):
	2010	2009

Income from continuing operations	$159.9	$226.2
Income from continuing operations attributable to noncontrolling interests	(1.8)	(1.4)

Income from continuing operations attributable to Ensco	$158.1	$224.8

       Income (loss) from discontinued operations, net, for the quarters ended March 31, 2010 and 2009 was attributable to Ensco.

Note 3 - Earnings Per Share

       We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of share options using the treasury stock method and excludes non-vested shares.

       The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2010 and 2009 (in millions):

	2010	2009

Net income attributable to Ensco	$189.8	$220.7
Net income allocated to non-vested share awards	(2.4)	(2.7)

Net income attributable to Ensco shares	$187.4	$218.0

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the quarters ended March 31, 2010 and 2009 (in millions):
	2010	2009

Weighted-average shares - basic	140.7	140.1
Potentially dilutive share options	.1	.0

Weighted-average shares - diluted	140.8	140.1

Antidilutive share options totaling 1.0 million and 1.5 million were excluded from the computation of diluted EPS for the quarters ended March 31, 2010 and 2009, respectively.

Note 4 - Derivative Instruments

       Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars, however, a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts ("derivatives") to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of March 31, 2010 and December 31, 2009, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

       All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As of March 31, 2010 and December 31, 2009, our condensed consolidated balance sheets included net foreign currency derivative assets of $7.0 million and $13.2 million, respectively. See "Note 7 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

       Derivatives recorded at fair value in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$ 6.8	$10.2	$3.3	$1.1
Foreign currency forward contracts - non-current(2)	3.4	3.8	--	--

	10.2	14.0	3.3	1.1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	.3	.1	.0

	.2	.3	.1	.0

Total	$10.4	$14.3	$3.4	$1.1

(1)	Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.
(2)	Derivative assets and liabilities that have maturity dates greater than twelve months from the respective balance sheet date were included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

       We utilize derivatives designated as hedging instruments to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various foreign currencies. As of March 31, 2010, we had cash flow hedges outstanding to exchange an aggregate $241.6 million for various foreign currencies, including $160.7 million for Singapore dollars, $48.5 million for British pounds, $20.7 million for Australian dollars and $11.7 million for other currencies.

       Gains and losses on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009 were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Loss Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2010	2009	2010	2009	2010	2009

Interest rate lock contracts(2)	$ --	$ --	$(.1)	$ (.2)	$ --	$ --
Foreign currency forward contracts(3)	(1.4)	(15.4)	1.4	(9.8)	.0	(6.5)

Total	$(1.4)	$(15.4)	$1.3	$(10.0)	$.0	$(6.5)

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income (expense), net, in our condensed consolidated statements of income.
(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in other income (expense), net, in our condensed consolidated statements of income.
(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

       We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2010, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $58.6 million for various foreign currencies, including $24.5 million for Singapore dollars, $15.5 million for Australian dollars, $7.5 million for British pounds and $11.1 million for other currencies.

       Net gains of $600,000 and net losses of $1.0 million associated with our derivatives not designated as hedging instruments were included in other income (expense), net, in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009, respectively.

       As of March 31, 2010, the estimated amount of net gains associated with derivative instruments, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$ .6
Net realized losses to be reclassified to other income (expense), net	(.4)

Net gains to be reclassified to earnings	$ .2

Note 5 - Accrued Liabilities and Other

Accrued liabilities and other as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):
	2010	2009

Deferred revenue	$ 63.6	$ 89.0
Wreckage and debris removal	50.3	50.3
Taxes	49.7	97.3
Personnel costs	29.2	48.6
Other	29.0	23.4

	$221.8	$308.6

Note 6 - Comprehensive Income

       Accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 was comprised of net gains and losses on derivative instruments, net of tax. The components of other comprehensive loss, net of tax, for the quarters ended March 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Net income	$191.6	$222.1
Other comprehensive (loss) income:
Net change in fair value of derivatives	(1.4)	(15.4)
Reclassification of gains and losses on derivative instruments from other comprehensive (income) loss into net income	(1.3)	10.0

Net other comprehensive loss	(2.7)	(5.4)

Comprehensive income	188.9	216.7
Comprehensive income attributable to noncontrolling interests	(1.8)	(1.4)

Comprehensive income attributable to Ensco	$187.1	$215.3

Note 7 - Fair Value Measurements

       The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in millions):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2010

Auction rate securities	$ --	$ --	$55.4	$55.4
Supplemental executive retirement plan assets	20.4	--	--	20.4
Derivatives, net	--	7.0	--	7.0

Total financial assets	$20.4	$ 7.0	$55.4	$82.8

As of December 31, 2009

Auction rate securities	$ --	$ --	$60.5	$60.5
Supplemental executive retirement plan assets	18.7	--	--	18.7
Derivatives, net	--	13.2	--	13.2

Total financial assets	$18.7	$13.2	$60.5	$92.4

    Auction Rate Securities

       As of March 31, 2010 and December 31, 2009, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $61.4 million and $66.8 million (par value), respectively. These auction rate securities were classified as long-term investments on our condensed consolidated balance sheets. Our auction rate securities were originally acquired in January 2008 and have maturity dates ranging from 2025 to 2047. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2010 and December 31, 2009. The following table summarizes the fair value measurements of our auction rate securities using significant Level 3 inputs, and changes therein, for the quarters ended March 31, 2010 and 2009 (in millions):

	2010	2009

Beginning Balance	$60.5	$64.2
Sales	(5.4)	(2.3)
Unrealized gains*	.3	.0
Transfers in and/or out of Level 3	--	--

Ending balance	$55.4	$61.9

*	Unrealized gains are included in other income (expense), net, in our condensed consolidated statements of income.

       Before utilizing Level 3 inputs in our fair value measurements, we considered whether observable inputs were available. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2010. Accordingly, we concluded that Level 1 inputs were not available. Brokerage statements received from the four broker/dealers that held our auction rate securities included their estimated market value as of March 31, 2010. Three broker/dealers valued our auction rate securities at par and the fourth valued our auction rate securities at 91% of par. Due to the lack of transparency into the methodologies used to determine the estimated market values, we concluded that estimated market values provided on our brokerage statements do not constitute valid inputs, and we do not utilize them in measuring the fair value of our auction rate securities.

       We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of March 31, 2010. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate based on the credit risk and liquidity risk of our auction rate securities.

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

    Supplemental Executive Retirement Plan Assets

       Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. The fair value measurement of assets held in the SERP was based on quoted market prices.

    Derivatives

       Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2010 and December 31, 2009. See "Note 4 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments The carrying values and estimated fair values of our debt instruments as of March 31, 2010 and December 31, 2009 were as follows (in millions):
	March 31,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

7.20% Debentures	$148.9	$156.0	$148.9	$155.9
6.36% Bonds, including current maturities	76.0	85.2	76.0	85.8
4.65% Bonds, including current maturities	49.5	53.9	49.5	53.8

       The estimated fair value of our 7.20% Debentures was determined using quoted market prices. The estimated fair values of our 6.36% Bonds and 4.65% Bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2010 and December 31, 2009.

Note 8 - Discontinued Operations

    ENSCO 50 and ENSCO 51

       In March 2010, we sold ENSCO 50 and ENSCO 51 for an aggregate $94.7 million, of which $4.7 million was received in December 2009. We recognized an aggregate pre-tax gain of $33.9 million in connection with the disposals of ENSCO 50 and ENSCO 51, which was included in gain on disposal of discontinued operations, net, in our condensed consolidated statement of income for the quarter ended March 31, 2010. The rigs' aggregate net book value and inventory and other assets on the date of sale totaled $60.8 million. ENSCO 50 and ENSCO 51 operating results were reclassified as discontinued operations in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009.

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

       Due to Petrosucre's failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's nationalization of assets owned by international oil and gas companies and oilfield service companies, we concluded it was remote that ENSCO 69 would be returned to us by Petrosucre and operated again by Ensco. Therefore, we recorded the disposal of ENSCO 69 during the second quarter of 2009. ENSCO 69 operating results were reclassified as discontinued operations in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009.

       In November 2009, we executed an agreement with Petrosucre to mitigate our losses and resolve issues relative to outstanding amounts owed by Petrosucre for drilling operations performed by Ensco through the date of termination of the drilling contract in June 2009 (the "agreement"). Although ENSCO 69 will continue to be fully controlled and operated by Petrosucre, the agreement requires Petrosucre to compensate us for its ongoing use of the rig. We recognized $6.9 million of pre-tax income from discontinued operations for the quarter ended March 31, 2010 associated with collections under the agreement.

       Although the agreement obligates Petrosucre to make additional payments for its use of the rig through March 31, 2010, the associated income was not recognized in our condensed consolidated statement of income, as collectability was not reasonably assured. There can be no assurances relative to the recovery of outstanding contract entitlements, insurance recovery and related pending litigation, the possible return of ENSCO 69 to us by Petrosucre or the imposition of customs duties in relation to the rig's ongoing presence in Venezuela. See "Note 9 - Contingencies" for additional information on insurance and legal remedies related to ENSCO 69.

       The following table summarizes income (loss) from discontinued operations for the quarters ended March 31, 2010 and 2009 (in millions)

	2010	2009

Revenues	$11.7	$14.2
Operating expenses	5.9	18.4

Operating income (loss) before income taxes	5.8	(4.2)
Income tax expense (benefit)	3.3	(.1)
Gain on disposal of discontinued operations, net	29.2	--

Income (loss) from discontinued operations	$31.7	$(4.1)

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

       Our internal investigation has essentially been concluded. Discussions were held with the authorities to review the results of the investigation and discuss associated matters during 2009 and the first quarter of 2010. We expect to discuss a possible disposition with the authorities in the near-term.

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

       In March 2009, the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker. Following discovery of the sunken rig hull, we removed the accessible hydrocarbons onboard the rig and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners. We recently commenced removal of the hull wreckage and related debris.

       Physical damage to our rigs caused by a hurricane, the associated "sue and labor" costs to mitigate the insured loss and removal, salvage and recovery costs are all covered by our property insurance policies subject to a $50.0 million per occurrence self-insured retention. The insured value of ENSCO 74 was $100.0 million, and we have received the net $50.0 million due under our policies for loss of the rig.

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

       We believe it is probable that we are required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations. We also believe it is probable that we are required to remove the ENSCO 74 rig hull and related debris from the seabed due to the navigational risk it imposes. We estimate the leg removal costs to range from $16.0 million to $30.0 million and the hull and related debris removal costs to range from $36.0 million to $55.0 million. We expect the cost of removal of the legs and the hull and related debris to be fully covered by our insurance without any additional retention.

       A $16.0 million liability, representing the low end of the range of estimated leg removal costs, and a corresponding receivable for recovery of those costs was recorded as of March 31, 2010. A $34.3 million liability, representing the low end of the range of estimated remaining hull and related debris removal costs, and a corresponding receivable for recovery of those costs was recorded as of March 31, 2010. As of March 31, 2010, $1.7 million of wreckage and debris removal costs had been incurred and paid, primarily related to removal of hydrocarbons from the rig. The remaining estimated aggregate $50.3 million liability for leg and hull and related debris removal costs was included in accrued liabilities and other on our March 31, 2010 condensed consolidated balance sheet. Of the aggregate $52.0 million receivable for recovery of those costs, $1.2 million was included in other current assets and $50.8 million was included in other assets, net, on our March 31, 2010 condensed consolidated balance sheet.

       In March 2009, we received notice from legal counsel representing certain underwriters in a subrogation claim alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike. On September 4, 2009, civil litigation was filed seeking damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to this matter.

       In March 2009, the owner of the oil tanker that struck the hull of ENSCO 74 commenced civil litigation against us seeking monetary damages of $10.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to this matter.

       We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in September 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. The owner of the tanker that struck the hull of ENSCO 74 and the owners of four subsea pipelines have presented claims in the exoneration/limitation proceedings.

       We have liability insurance policies that provide coverage for claims such as the tanker and pipeline claims as well as removal of wreckage and debris in excess of the property insurance policy sublimit, subject to a $10.0 million per occurrence self-insured retention for third-party claims and an annual aggregate limit of $500.0 million. We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

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

       By letter dated September 30, 2009, legal counsel acting for the package policy underwriters denied coverage under the package policy and reserved rights. On March 15, 2010, underwriters commenced litigation for purposes of enforcing mediation under the disputes clause of our package policy and precluding us from pursuing litigation in the United States. On that date, we commenced litigation to recover on our political risk package policy claim. Our lawsuit seeks recovery under the policy for the loss of ENSCO 69 and includes claims for wrongful denial of coverage, breach of contract, breach of the Texas insurance code, failure to timely respond to the claim and bad faith. Our lawsuit seeks actual damages in the amount of $55.0 million (insured value of $65.0 million less a $10.0 million deductible), punitive damages and attorneys' fees. On March 30, 2010, we obtained a temporary restraining order barring underwriters from pursuing the lawsuit in the U.K.

       We were unable to conclude that collection of insurance proceeds associated with the loss of ENSCO 69 was probable as of March 31, 2010. Accordingly, no ENSCO 69 related insurance receivables were recorded on our condensed consolidated balance sheet as of March 31, 2010. See "Note 8 - Discontinued Operations" for additional information on ENSCO 69.

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

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation against certain underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The matter is scheduled for trial in August 2010.

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

       In addition to the pending cases in Mississippi, we have three other asbestos or lung injury claims pending against us in litigation in various other jurisdictions. Although we do not expect the final disposition of the Mississippi and other asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

       In an opinion rendered in March 2009, the EAT determined that the time off work enjoyed by U.K. offshore oil and gas workers, typically 26 weeks per year, meets the amount of annual leave employers must provide to employees under the WTD. The employer group was successful in all arguments on appeal, as the EAT determined that the statutory entitlement to annual leave under the WTD can be discharged through normal field break arrangements for offshore workers. As a consequence of the EAT decision, an equal on/off time offshore rotation has been deemed to be fully compliant with the WTD. The employee group (led by a trade union) appealed the EAT decision to the highest court in Scotland (the Court of Session). A hearing on the appeal is expected in June 2010.

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

Note 10 - Segment Information

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2010 and 2009 is presented below. General and administrative expense is not allocated to our operating segments for purposes of measuring segment operating income and is included in "Reconciling Items." Assets not allocated to our operating segments consisted primarily of cash and cash equivalents and goodwill and are also included in "Reconciling Items."

Three Months Ended March 31, 2010
(in millions)

				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 130.4	$ 139.9	$ 87.6	$ 91.5	$ 449.4	$ --	$ 449.4
Operating expenses Contract drilling (exclusive of depreciation)	45.0	53.9	47.1	38.9	184.9	--	184.9
Depreciation	9.8	19.5	11.8	12.5	53.6	.3	53.9
General and administrative	--	--	--	--	--	20.6	20.6

Operating income (loss)	$ 75.6	$ 66.5	$ 28.7	$ 40.1	$ 210.9	$ (20.9)	$ 190.0

Total assets	$2,551.0	$1,179.0	$755.1	$822.1	$5,307.2	$1,475.5	$6,782.7
Three Months Ended March 31, 2009 (in millions)
				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ --	$ 211.5	$196.4	$ 92.0	$ 499.9	$ --	$ 499.9
Operating expenses Contract drilling (exclusive of depreciation)	4.8	60.3	53.5	39.1	157.7	--	157.7
Depreciation	2.3	19.6	10.9	12.0	44.8	.3	45.1
General and administrative	--	--	--	--	--	12.0	12.0

Operating (loss) income	$ (7.1)	$ 131.6	$132.0	$ 40.9	$ 297.4	$ (12.3)	$ 285.1

Total assets	$1,877.7	$1,338.4	$808.5	$807.1	$4,831.7	$1,253.2	$6,084.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

       The significant decline in oil and natural gas prices during the latter half of 2008 and the deterioration of the global economy led to an abrupt reduction in demand for jackup rigs during 2009. Although oil prices improved during 2009 and the first quarter of 2010, incremental drilling activity was limited resulting in continued softness in jackup rig day rates. While we are encouraged by the number of recent rig inquiries, it remains uncertain whether they will ultimately result in increased jackup rig demand.

       Jackup rig supply continues to increase as a result of newbuild construction programs which were initiated prior to the 2008 decline in oil and natural gas prices and the global economic crisis. It has been reported that 41 newbuild jackup rigs are currently under construction, over half of which are scheduled for delivery during 2010. The majority of jackup rigs scheduled for delivery during 2010 are not contracted. It is unlikely that the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term, especially in consideration of the existing oversupply of jackup rigs.

       The 2008 decline in oil and natural gas prices resulted in a modest decline in demand for ultra-deepwater semisubmersible rigs during 2009. New deepwater discoveries continue to be announced around the world, and we anticipate that demand for ultra-deepwater semisubmersible rigs will increase as operators undertake development activities over the next several years. Deepwater projects are typically more expensive and longer in duration than shallow-water jackup projects, therefore, deepwater operators tend to adopt a long-term view of commodity prices and the global economy.

       Semisubmersible rig supply also continues to increase as a result of newbuild construction programs. It has been reported that 32 newbuild semisubmersible rigs are currently under construction, over half of which are scheduled for delivery during 2010. The majority of semisubmersible rigs scheduled for delivery during 2010 are contracted. Based on the current level of demand for semisubmersible rigs, especially ultra-deepwater semisubmersible rigs, we anticipate that newbuild semisubmersible rigs will be absorbed into the market without a significant effect on utilization and day rates.

       For additional information concerning the potential impact newbuild rigs may have on our business, our industry and global supply, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

    Deepwater

       During 2009, depressed oil and natural gas prices resulted in a modest decline in demand for ultra-deepwater semisubmersible rigs, however, utilization and day rates generally were stable. During the first quarter of 2010, utilization and day rates remained stable, and the deepwater market began to show signs of incremental demand through increased tender activity.

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

       In addition to ENSCO 8502, which was delivered in January 2010 and is expected to commence drilling under a two-year contract during the third quarter of 2010, we have four ENSCO 8500 Series® rigs under construction with scheduled delivery dates during the fourth quarter of 2010, the second half of 2011 and the first and second half of 2012. ENSCO 8503 is committed under a long-term drilling contract in the Gulf of Mexico and the remaining ENSCO 8500 Series® rigs under construction are without contracts. Our ENSCO 7500 ultra-deepwater semisubmersible rig currently is operating under contract in Australia.

    Asia Pacific

       During 2009, Asia Pacific jackup rig utilization and day rates were significantly impacted by the 2008 decline in oil and natural gas prices and the global economic crisis. While the Asia Pacific jackup market began to show signs of stability during the first quarter of 2010, competition for work remained intense due to the oversupply of jackup rigs and limited contract opportunities. With an expected increase in the supply of available jackup rigs from newbuild deliveries and expiring drilling contracts, we anticipate that Asia Pacific jackup rig utilization and day rates will remain under pressure in the near-term.

    Europe and Africa

       Our Europe and Africa offshore drilling operations are mainly conducted in Northern Europe. The 2008 decline in oil and natural gas prices resulted in several cancelled tenders and unexercised contract extension options during the latter portion of 2009. Tender activity in the region during 2009 and the first quarter of 2010 was limited, and we expect this trend to continue in the near-term. Operators continue to relocate jackup rigs to the region despite weak demand. As a result, we anticipate this market will experience excess rig availability, and utilization and day rates will remain under pressure in the near-term.

    North and South America

       A significant portion of our North and South America offshore drilling operations are conducted in Mexico, where demand for rigs increased in recent years as Petróleos Mexicanos ("PEMEX"), the national oil company of Mexico, accelerated drilling activities in an attempt to offset continued depletion of its major oil and natural gas fields. During 2009, demand for jackup rigs in Mexico remained high despite global economic conditions. In response to the significant number of jackup rig contracts set to expire during 2010, PEMEX recently issued tenders for several jackup rigs to commence drilling operations later this year. We expect future day rates in Mexico to face pressure as jackup rig contracts in the region expire and drilling contractors with idle rigs in other geographic regions pursue the available contract opportunities.

       We also conduct a portion of our North and South America jackup operations in the Gulf of Mexico. The Gulf of Mexico jackup market remained extremely weak during 2009, with drilling activity reaching historic lows as a result of the deterioration in the global economy. During the first quarter of 2010, tender activity in the Gulf of Mexico region improved as operators capitalized on cost-effective terms offered by drilling contractors. Although drilling activity in this region may increase during 2010, we do not expect meaningful improvement in day rates in the near-term.

RESULTS OF OPERATIONS

       The following table summarizes our condensed consolidated operating results for the quarters ended March 31, 2010 and 2009 (in millions):

	2010	2009

Revenues	$449.4	$499.9
Operating expenses
Contract drilling (exclusive of depreciation)	184.9	157.7
Depreciation	53.9	45.1
General and administrative	20.6	12.0

Operating income	190.0	285.1
Other income (expense), net	3.1	(4.3)
Provision for income taxes	33.2	54.6

Income from continuing operations	159.9	226.2
Income (loss) from discontinued operations, net	31.7	(4.1)

Net income	191.6	222.1
Net income attributable to noncontrolling interests	(1.8)	(1.4)

Net income attributable to Ensco	$189.8	$220.7

       For the quarter ended March 31, 2010, revenues declined by $50.5 million, or 10%, and operating income declined by $95.1 million, or 33%, as compared to the prior year quarter. These declines were primarily due to a decline in the utilization of, and average day rates earned by, our Europe and Africa and Asia Pacific jackup fleets, partially offset by significant increases in revenues and operating income generated by our ultra-deepwater semisubmersible rig fleet.

       A significant number of our drilling contracts are of a long-term nature. Accordingly, a decline in demand for contract drilling services typically affects our operating results and cash flows gradually over several quarters as long-term contracts expire. The significant decline in oil and natural gas prices during the latter half of 2008 and the deterioration of the global economy resulted in a dramatic decline in demand for contract drilling services during 2009, which will continue to negatively impact our operating results during 2010. While we have substantial contract backlog for 2010, it is uncertain if revenue and operating income levels achieved during 2009 will be sustained during 2010.

Rig Locations, Utilization and Average Day Rates

       We manage our business through four operating segments. Our jackup rigs are mobile and occasionally move between operating segments in response to market conditions and contract opportunities. The following table summarizes our offshore drilling rigs by segment and rigs under construction as of March 31, 2010 and 2009:

	2010	2009

Deepwater(1)	4	2
Asia Pacific	18	18
Europe and Africa	10	10
North and South America	13	13
Under construction	4	6

Total(2)	49	49

(1)	In June 2009, we accepted delivery of ENSCO 8501, which commenced drilling operations in the Gulf of Mexico under a three-and-a-half year contract in October 2009. In January 2010, we accepted delivery of ENSCO 8502, which is expected to commence drilling operations during the third quarter of 2010.
(2)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by operating segment for the quarters ended March 31, 2010 and 2009:

	2010	2009

Rig utilization(1)
Deepwater	99%	100%
Asia Pacific(3)	74%	83%
Europe and Africa	68%	99%
North and South America	86%	67%

Total	78%	82%

Average day rates(2)
Deepwater	$411,090	$ --
Asia Pacific(3)	119,009	161,025
Europe and Africa	141,032	218,947
North and South America	88,098	119,057

Total	$139,138	$167,863

(1)	Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned a day rate, including days associated with compensated downtime and mobilizations. For newly constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.
(2)	Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues and lump sum revenues, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.
(3)	Rig utilization and average day rates for the Asia Pacific operating segment include our jackup rigs only. The ENSCO I barge rig has been excluded.
Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by operating segment, are provided below.

   Operating Income

       Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2010 and 2009 is presented below. General and administrative expense is not allocated to our operating segments for purposes of measuring segment operating income and is included in "Reconciling Items."

Three Months Ended March 31, 2010 (in millions)
				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$130.4	$139.9	$87.6	$91.5	$449.4	$ --	$449.4
Operating expenses Contract drilling (exclusive of depreciation)	45.0	53.9	47.1	38.9	184.9	--	184.9
Depreciation	9.8	19.5	11.8	12.5	53.6	.3	53.9
General and administrative	--	--	--	--	--	20.6	20.6

Operating income (loss)	$ 75.6	$ 66.5	$28.7	$40.1	$210.9	$(20.9)	$190.0

Three Months Ended March 31, 2009 (in millions)
				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ --	$211.5	$196.4	$92.0	$499.9	$ --	$499.9
Operating expenses Contract drilling (exclusive of depreciation)	4.8	60.3	53.5	39.1	157.7	--	157.7
Depreciation	2.3	19.6	10.9	12.0	44.8	.3	45.1
General and administrative	--	--	--	--	--	12.0	12.0

Operating (loss) income	$(7.1)	$131.6	$132.0	$40.9	$297.4	$(12.3)	$285.1

    Deepwater

       Deepwater revenues for the quarter ended March 31, 2010 increased by $130.4 million as compared to the prior year quarter. The increase in revenues was due to the deferral of ENSCO 7500 revenues during the comparable prior year quarter as the rig mobilized from the Gulf of Mexico to Australia and due to revenues earned by ENSCO 8500 and ENSCO 8501 which commenced drilling operations under long-term contracts during the second and fourth quarters of 2009, respectively. Contract drilling expense increased by $40.2 million, primarily due to the deferral of certain costs associated with the ENSCO 7500 mobilization during the comparable prior year quarter and the commencement of ENSCO 8500 and ENSCO 8501 drilling operations as previously noted. Depreciation expense increased by $7.5 million due to the addition of ENSCO 8500 and ENSCO 8501 to our deepwater fleet in the second and fourth quarters of 2009, respectively.

    Asia Pacific

       Asia Pacific revenues for the quarter ended March 31, 2010 declined by $71.6 million, or 34%, as compared to the prior year quarter. The decline in revenues was primarily due to a 26% decline in average day rates and a decline in utilization to 74% from 83% in the prior year quarter. The decline in average day rates and utilization occurred due to lower levels of spending by oil and gas companies in response to the significant decline in oil and natural gas prices during the latter half of 2008, coupled with excess rig availability in the region. Contract drilling expense declined by $6.4 million, or 11%, as compared to the prior year quarter, due to the impact of the decline in utilization. Depreciation expense was comparable to the prior year quarter.

    Europe and Africa

       Europe and Africa revenues for the quarter ended March 31, 2010 declined by $108.8 million, or 55%, compared to the prior year quarter. The decline was primarily due to a decline in utilization to 68% from 99% in the prior year quarter and a 36% decline in average day rates due to lower levels of spending by oil and gas companies. Contract drilling expense declined by $6.4 million, or 12%, as compared to the prior year quarter, due to the impact of the decline in utilization. Depreciation expense increased by 8% due to the ENSCO 100 capital enhancement project completed during 2009 and depreciation on minor upgrades and improvements to our Europe and Africa fleet completed during 2009 and the first quarter of 2010.

    North and South America

       North and South America revenues for the quarter ended March 31, 2010 were comparable to the prior year quarter. The increase in utilization of our North and South America jackup rigs to 86% from 67% in the prior year quarter was offset by a 26% decline in average day rates. The increase in utilization resulted from the reduced supply of available jackup rigs in the Gulf of Mexico, coupled with attractive day rates for operators in the region. The decline in average day rates occurred due to lower levels of spending by oil and gas companies. Contract drilling expense was comparable to the prior year quarter as declines in repair and maintenance expense were offset by the impact of increased utilization. Depreciation expense increased by 4% due to capital enhancement projects completed during 2009 on our jackup rigs contracted with PEMEX.

    Other

       General and administrative expense for the quarter ended March 31, 2010 increased by $8.6 million, or 72%, as compared to the prior year quarter, primarily due to increased share-based compensation expense, increased professional fees incurred in connection with various reorganization efforts undertaken as a result of our redomestication to the U.K. in December 2009 and costs related to opening our new London headquarters.

Other Income (Expense), Net

The following summarizes other income (expense), net, for the quarter ended March 31, 2010 and 2009 (in millions):
	2010	2009

Interest income	$ .1	$ .7
Interest expense, net:
Interest expense	(5.0)	(5.3)
Capitalized interest	5.0	5.3

	--	--
Other, net	3.0	(5.0)

	$3.1	$(4.3)

       Interest income for the quarter ended March 31, 2010 declined as compared to the prior year quarter due to lower average interest rates, partially offset by an increase in amounts invested. Interest expense declined over the same periods due to a decline in outstanding debt. All interest expense incurred during the quarters ended March 31, 2010 and 2009 was capitalized in connection with the construction of our ENSCO 8500 Series® rigs.

       Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Other, net, included $2.1 million of net foreign currency exchange gains for the quarter ended March 31, 2010 and $6.0 million of net foreign currency exchange losses for the quarter ended March 31, 2009.

Provision for Income Taxes

       Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve a transfer of drilling rig ownership among our subsidiaries. As a result of the frequent changes in taxing jurisdictions in which our drilling rigs are operated and/or owned, our consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of our earnings generated in tax jurisdictions with higher tax rates or lower tax rates.

       Subsequent to our redomestication to the U.K. in December 2009, we reorganized our worldwide operations, which included, among other things, the transfer of ownership of several of our drilling rigs among our subsidiaries.

       Income tax expense was $33.2 million and $54.6 million for the quarters ended March 31, 2010 and 2009, respectively. The $21.4 million decline in income tax expense as compared to the prior year quarter was primarily due to reduced profitability and a decline in our consolidated effective income tax rate to 17.2% from 19.4% in the prior year quarter. The decline in our 2010 consolidated effective income tax rate as compared to the prior year quarter was primarily due to the aforementioned transfer of drilling rig ownership in connection with the reorganization of our worldwide operations, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Discontinued Operations

    ENSCO 50 and ENSCO 51

       In recent years we have focused on the expansion of our ultra-deepwater semisubmersible rig fleet and high-grading our premium jackup rig fleet. Accordingly, we sold ENSCO 50 and ENSCO 51 in March 2010 for an aggregate $94.7 million, of which $4.7 million was received in December 2009. We recognized an aggregate pre-tax gain of $33.9 million in connection with the disposals of ENSCO 50 and ENSCO 51, which was included in gain on disposal of discontinued operations, net, in our condensed consolidated statement of income for the quarter ended March 31, 2010. ENSCO 50 and ENSCO 51 operating results were reclassified as discontinued operations in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009. See Note 8 to our condensed consolidated financial statements for additional information on the sale of ENSCO 50 and ENSCO 51.

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

       Due to Petrosucre's failure to satisfy its contractual obligations and meet payment commitments, and in consideration of the Venezuelan government's nationalization of assets owned by international oil and gas companies and oilfield service companies, we concluded it was remote that ENSCO 69 would be returned to us by Petrosucre and operated again by Ensco. Therefore, we recorded the disposal of ENSCO 69 during the second quarter of 2009. ENSCO 69 operating results were reclassified as discontinued operations in our condensed consolidated statements of income for the quarters ended March 31, 2010 and 2009.

       In November 2009, we executed an agreement with Petrosucre to mitigate our losses and resolve issues relative to outstanding amounts owed by Petrosucre for drilling operations performed by Ensco through the date of termination of the drilling contract in June 2009 (the "agreement"). Although ENSCO 69 will continue to be fully controlled and operated by Petrosucre, the agreement requires Petrosucre to compensate us for its ongoing use of the rig. We recognized $6.9 million of pre-tax income from discontinued operations for the quarter ended March 31, 2010 associated with collections under the agreement.

       Although the agreement obligates Petrosucre to make additional payments for its use of the rig during the quarter ended March 31, 2010, the associated income was not recognized in our condensed consolidated statement of income, as collectability was not reasonably assured. There can be no assurances relative to the recovery of outstanding contract entitlements, insurance recovery and related pending litigation, the possible return of ENSCO 69 to us by Petrosucre or the imposition of customs duties in relation to the rig's ongoing presence in Venezuela. See Note 9 to our condensed consolidated financial statements for additional information on insurance recovery and legal remedies related to ENSCO 69.

The following table summarizes income (loss) from discontinued operations for the quarters ended March 31, 2010 and 2009 (in millions):
	2010	2009

Revenues	$11.7	$14.2
Operating expenses	5.9	18.4

Operating income (loss) before income taxes	5.8	(4.2)
Income tax expense (benefit)	3.3	(.1)
Gain on disposal of discontinued operations, net	29.2	--

Income (loss) from discontinued operations	$31.7	$(4.1)

       Debt and interest expense are not allocated to our discontinued operations.

Fair Value Measurements

       Our auction rate securities were measured at fair value as of March 31, 2010 and December 31, 2009 using significant Level 3 inputs. As a result of continued auction failures, quoted prices for our auction rate securities did not exist as of March 31, 2010 and, accordingly, we concluded that Level 1 inputs were not available. We determined that use of a valuation model was the best available technique for measuring the fair value of our auction rate securities. We used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price") as of March 31, 2010. The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate based on the credit risk and liquidity risk of our auction rate securities.

       While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that Level 3 inputs were significant to the overall fair value measurement, particularly the estimates of risk-adjusted discount rates and ranges of expected periods of illiquidity. We reviewed these inputs to our valuation model, evaluated the results and performed sensitivity analysis on key assumptions. Based on our review, we concluded that the fair value measurement of our auction rate securities as of March 31, 2010 was appropriate.

       Based on the results of our fair value measurements, we recognized net unrealized gains of $300,000 during the quarter ended March 31, 2010, included in other income (expense), net, in our condensed consolidated statement of income. The carrying values of our auction rate securities, classified as long-term investments on our condensed consolidated balance sheets, were $55.4 million and $60.5 million as of March 31, 2010 and December 31, 2009, respectively. We anticipate realizing the $61.4 million (par value) of our auction rate securities on the basis that we intend to hold them until they are redeemed, repurchased or sold in a market that facilitates orderly transactions.

       Auction rate securities measured at fair value using significant Level 3 inputs constituted 67% of our assets measured at fair value and less than 1% of our total assets as of March 31, 2010. See Note 7 to our condensed consolidated financial statements for additional information on our fair value measurements.

LIQUIDITY AND CAPITAL RESOURCES

       Although our business historically has been very cyclical, we have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial portion of our cash flow is invested in the expansion and enhancement of our fleet of drilling rigs in general and construction of our ENSCO 8500 Series® rigs in particular.

       During the quarter ended March 31, 2010, our primary source of cash was $144.1 million generated from continuing operations and $90.0 million of proceeds from the sale of ENSCO 50 and ENSCO 51. Our primary use of cash for the same period was $167.7 million for the construction, enhancement and other improvement of our drilling rigs, including $151.5 million invested in the construction of our ENSCO 8500 Series® rigs.

       During the quarter ended March 31, 2009, our primary source of cash was $327.7 million generated from continuing operations, and our primary use of cash was $183.9 million for the construction, enhancement and other improvement of our drilling rigs, including $118.8 million invested in the construction of our ENSCO 8500 Series® rigs.

Cash Flow and Capital Expenditures

       Our cash flow from continuing operations and capital expenditures on continuing operations for the quarters ended March 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Cash flow from continuing operations	$144.1	$327.7

Capital expenditures on continuing operations
New rig construction	$151.5	$118.8
Rig enhancements	1.9	38.5
Minor upgrades and improvements	14.3	26.6

	$167.7	$183.9

       Cash flow from continuing operations declined by $183.6 million, or 56%, during the quarter ended March 31, 2010 as compared to the prior year quarter. The decline resulted primarily from a $135.9 million decline in cash receipts from drilling services, a $21.8 million increase in tax payments and a $12.7 million increase in payments for contract drilling expenses.

       We continue to expand the size and quality of our drilling rig fleet. We have four ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates during the fourth quarter of 2010, the second half of 2011 and the first and second half of 2012. In addition, ENSCO 8502 was delivered in January 2010 and is expected to commence drilling operations under a two-year contract during the third quarter of 2010. ENSCO 8503 is committed under a long-term drilling contract in the Gulf of Mexico, while the other three ENSCO 8500 Series® rigs under construction currently are without contracts.

       Based on our current projections, we expect capital expenditures during 2010 to include approximately $635.0 million for construction of our ENSCO 8500® Series rigs, approximately $30.0 million for rig enhancement projects and approximately $100.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs and construct or acquire additional rigs.

Financing and Capital Resources

        Our long-term debt, total capital and long-term debt to total capital ratios as of March 31, 2010 and December 31, 2009 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2010	2009

Long-term debt	$ 257.2	$ 257.2
Total capital*	5,948.3	5,756.4
Long-term debt to total capital	4.3%	4.5%

       *  Total capital includes long-term debt and Ensco shareholders' equity.

       We have a $350.0 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. We had no amounts outstanding under the Credit Facility as of March 31, 2010 and December 31, 2009. We are currently in discussions with multiple banks regarding a new line of credit to replace the Credit Facility upon expiration in June 2010. In addition, we filed a Form S-3 Registration Statement with the SEC in January 2009, which provides us the ability to issue debt and/or equity securities. The registration statement was immediately effective and expires in January 2012. We currently maintain an investment grade credit rating of Baa1 from Moody's Investor's Service and BBB+ from Standard & Poor's Ratings Service.

       As of March 31, 2010, we had an aggregate $125.5 million outstanding under two separate bond issues guaranteed by the United States of America, acting by and through the United States Department of Transportation, Maritime Administration ("MARAD"), that require semiannual principal and interest payments. We also make semiannual interest payments on $150.0 million of 7.20% debentures due in 2027.

       The Board of Directors of ENSCO International Incorporated previously authorized the repurchase of up to $1,500.0 million of our American depositary shares ("ADSs" or "shares"), representing our Class A ordinary shares. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.

       From inception of our share repurchase programs during 2006 through December 31, 2009, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under the share repurchase programs during the quarter ended March 31, 2010. Although $562.4 million remained available for repurchase as of March 31, 2010, the Company will not repurchase any shares without further consultation with and approval by the Board of Directors of Ensco plc.

Liquidity

Our liquidity position as of March 31, 2010 and December 31, 2009 is summarized in the table below (in millions, except ratios):
	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$1,229.4	$1,141.4
Working capital	1,364.2	1,167.9
Current ratio	5.1	3.4

       We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends, share repurchases or working capital requirements, from our cash and cash equivalents and operating cash flow. We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, investments, operating cash flows and, if necessary, funds borrowed under our $350.0 million unsecured revolving credit facility or other future financing arrangements.

       Based on our $1,229.4 million of cash and cash equivalents as of March 31, 2010 and our current contractual backlog, we believe our remaining $1,004.6 million of contractual obligations associated with the construction of our ENSCO 8500 Series® rigs will be funded from existing cash and cash equivalents and future operating cash flow. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

Effects of Climate Change and Climate Change Regulation

     Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact most industries. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented. However, based on published media reports, we believe that it is not reasonably likely that the current proposed initiatives in the U.S. will be implemented without substantial modification. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating costs.

     Restrictions on greenhouse gas emissions could have an indirect effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our drilling rigs in general and in the Gulf of Mexico in particular. We are currently unable to predict the manner or extent of any such effect.

MARKET RISK

    Derivatives

       We use derivatives to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars, however, a portion of the expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We occasionally employ an interest rate risk management strategy that utilizes derivative instruments to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates.

       We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of March 31, 2010, $232.2 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $179.7 million was hedged through derivatives.

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

        As of March 31, 2010, we had derivatives outstanding to exchange an aggregate $300.2 million for various foreign currencies, including $185.2 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of March 31, 2010 would approximate $24.0 million, including $18.9 million related to our Singapore dollar exposures. All of our derivatives mature during the next two years. See Note 4 to our consolidated condensed financial statements for additional information on our derivative instruments.

    Auction Rate Securities

        We have generated a substantial cash balance, portions of which are invested in securities that meet our requirements for quality and return. Investment of our cash exposes us to market risk. We held $61.4 million (par value) of auction rate securities with a carrying value of $55.4 million as of March 31, 2010. We intend to hold these securities until they can be redeemed by issuers, repurchased by brokerage firms or sold in a market that facilitates orderly transactions. Due to significant uncertainties related to the auction rate securities market, we will be exposed to the risk of changes in the fair value of these securities in future periods.

        To measure the fair value of our auction rate securities as of March 31, 2010, we used an income approach valuation model to estimate the price that would be received in exchange for our auction rate securities in an orderly transaction between market participants ("exit price"). The exit price was derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate based on the credit risk and liquidity risk of our auction rate securities. If we were to incur a hypothetical 10% adverse change in the risk-adjusted discount rate and a 10% adverse change in the periods of illiquidity, the additional unrealized losses on our auction rate securities as of March 31, 2010 would approximate $1.8 million. See Note 7 to our condensed consolidated financial statements for additional information on our auction rate securities.

CRITICAL ACCOUNTING POLICIES

       The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2010. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

       As of March 31, 2010, the carrying value of our property and equipment totaled $4,482.6 million, which represented 66% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

       For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

    Impairment of Long-Lived Assets and Goodwill

       We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry has historically been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. Our ultra-deepwater semisubmersible rigs and jackup rigs are suited for, and accessible to, broad and numerous markets throughout the world.

       For property and equipment used in our operations, recoverability generally is determined by comparing the carrying value of an asset to the expected undiscounted future cash flows of the asset. If the carrying value of an asset is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset and its estimated fair value. The determination of expected undiscounted cash flow amounts requires significant estimates, judgments and assumptions, including future utilization, day rates, expense levels and capital requirements for each of our drilling rigs, as well as cash flows generated upon disposition. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our recoverability test.

       If the global economy deteriorates and/or other events or changes in circumstances indicate that the carrying value of one or more of our drilling rigs may not be recoverable, we will conclude that a triggering event has occurred and perform a recoverability test. If, at the time of the recoverability test, management's judgments and assumptions regarding future industry conditions and operations have diminished, it is reasonably possible that we would conclude that one or more of our drilling rigs are impaired.

       We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate each unit's fair value as of the testing date. Our four operating segments represent our reporting units. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including future utilization, day rates, expense levels, capital requirements and terminal values for each of our drilling rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

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

       If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not declined below its carrying amount and perform an interim period goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished or the market value of our shares has substantially declined, we may conclude that the goodwill of one or more of our reporting units has been impaired. It is reasonably possible that the judgments and assumptions inherent in our goodwill impairment test may change in response to future market conditions.

       Asset impairment evaluations are, by nature, highly subjective. In most instances they involve expectations of future cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of future utilization, day rates, expense levels and capital requirements. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current and expected future operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different asset carrying values and operating results.

    Income Taxes

       We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of March 31, 2010, our condensed consolidated balance sheet included a $353.5 million net deferred income tax liability, a $38.7 million liability for income taxes currently payable and a $14.4 million liability for unrecognized tax benefits.

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

       We do not provide deferred taxes on the undistributed earnings of our U.S. subsidiary and predecessor, ENSCO International Incorporated ("Ensco Delaware"), because our policy and intention is to reinvest such earnings indefinitely or until such time that they can be distributed in a tax-free manner. We do not provide deferred taxes on the undistributed earnings of Ensco Delaware's non-U.S. subsidiaries because our policy and intention is to reinvest such earnings indefinitely.

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

       Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are occasionally finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•	The IRS and/or HMRC may disagree with our interpretation of tax laws, treaties or regulations with respect to the redomestication.
•	During recent years, the number of tax jurisdictions in which we conducted operations increased, and we currently anticipate that this trend will continue.
•	In order to utilize tax planning strategies and conduct operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and are frequently reviewed by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.
•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

       In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events (Topic 855)" ("Update 2010-09"). Update 2010-09 became effective upon issuance and resulted in the removal of our footnote disclosure of the date through which we evaluated subsequent events.

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

       During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

       Our internal investigation has essentially been concluded. Discussions were held with the authorities to review the results of the investigation and discuss associated matters during 2009 and the first quarter of 2010. We expect to discuss a possible disposition with the authorities in the near-term.

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

       In March 2009, the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by the oil tanker SKS Satilla. Following discovery of the sunken rig hull, we removed the accessible hydrocarbons onboard the rig and began planning for removal of the wreckage. As an interim measure, the wreckage has been appropriately marked, and the U.S. Coast Guard has issued a Notice to Mariners. We recently commenced removal of the hull wreckage and related debris.

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

       On June 9, 2009, we received notice from legal counsel representing another pipeline owner which allegedly sustained damages to a subsea pipeline caused by ENSCO 74 during Hurricane Ike. On September 18, 2009, Sea Robin Pipeline Company, LLC, commenced civil litigation against us in the Fifteenth Judicial Court for the Parish of Lafayette and in the Nineteenth Judicial Court for the Parish of Baton Rouge, State of Louisiana seeking unspecified damages in relation to the cost of repairing damage to the pipeline, loss of revenues, survey and other damages. Based on information currently available, we have concluded that it is remote that a liability exists with respect to this matter.

       We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in the U.S. District Court for the Southern District of Texas on September 2, 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. Claims have been presented in the exoneration/limitation proceedings by the owners of the SKS Satilla tanker and the High Island and Sea Robin pipelines. The owners of two other subsea pipelines have also presented claims in the exoneration/limitation of liability proceedings. The claims were filed on behalf of Stingray Pipeline Company, LLC, and Tennessee Gas Pipeline seeking monetary damages incurred by reason of damage to pipelines allegedly caused by ENSCO 74 during Hurricane Ike. The Stingray claim is in the amount of $14.0 million, and the Tennessee Gas Pipeline claim is for unspecified damages. Based on information currently available, we have concluded that it is remote that liabilities exist with respect to these matters.

       We have liability insurance policies that provide coverage for claims such as the tanker and pipeline claims as well as removal of wreckage and debris in excess of the property insurance policy sublimit, subject to a $10.0 million per occurrence self-insured retention for third-party claims and an annual aggregate limit of $500.0 million. We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the self-insured retention is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

       The exoneration/limitation proceedings currently include the SKS Satilla claim and the four pipeline claims described above, which effectively supersedes their prior civil litigation filings. The matter has been scheduled for trial in September 2011. Although we do not expect final disposition of the claims associated with the ENSCO 74 loss to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

       Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The matter is scheduled for trial in August 2010.

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

       In addition to the pending cases in Mississippi, we have three other asbestos or lung injury claims pending against us in litigation in various other jurisdictions. Although we do not expect the final disposition of the Mississippi and other asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

    ENSCO 69

       We have filed an insurance claim under our package policy, which includes coverage for certain political risks, and are evaluating legal remedies against Petrosucre for contractual and other ENSCO 69 related damages. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

       By letter dated September 30, 2009, legal counsel acting for the package policy underwriters denied coverage under the package policy and reserved rights. On March 15, 2010, underwriters commenced litigation in the U.K. High Court of Justice, Commercial Court, for purposes of enforcing mediation under the disputes clause of our package policy and precluding us from pursuing litigation in the United States. On that date, we commenced litigation styled ENSCO International Incorporated vs Certain Underwriters at Lloyds, et al, in the District Court, Dallas County, Texas to recover on our political risk package policy claim. Our lawsuit seeks recovery under the policy for the loss of ENSCO 69 and includes claims for wrongful denial of coverage, breach of contract, breach of the Texas insurance code, failure to timely respond to the claim and bad faith. Our lawsuit seeks actual damages in the amount of $55.0 million (insured value of $65.0 million less a $10.0 million deductible), punitive damages and attorneys' fees.

       On March 30, 2010, we obtained a temporary restraining order from the Texas Court barring underwriters from pursuing the lawsuit in the U.K, and we will seek a temporary injunction to continue this restrainment until we have pursued our claim in Texas. These proceedings are in an early stage and there can be no assurances as to the ultimate outcome. See Note 8 to our condensed consolidated financial statements for additional information on ENSCO 69.

    Other Matters

       During 2009, we filed arbitration claims with the Financial Industry Regulatory Authority ("FINRA") alleging fraud, conflict of interest and breach of contract against Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc. and breach of contract against Jefferies & Company, Inc. and Oppenheimer & Co., Inc. in connection with the sale of certain auction rate securities to us in the aggregate principal amount of $54.9 million. These proceedings are in an early stage and there can be no assurances as to the ultimate outcome.

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

Item 1A.  Risk Factors

       There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

       The following table provides a summary of repurchases of our shares during the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of Shares	Dollar Value of
		Average	Purchased as	Shares that
	Total	Price	Part of Publicly	May Yet Be
	Number of	Paid	Announced	Purchased
	Shares	per	Plans or	Under Plans
Period	Purchased	Share	Programs	or Programs

January 1 - January 31	282	$41.58	--	$562,000,000
February 1 - February 28	1,337	41.89	--	562,000,000
March 1 - March 31	6,759	44.04	--	562,000,000

Total	8,378	$43.61	--

       During the quarter ended March 31, 2010, repurchases of our shares were from employees in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.

       The Board of Directors of ENSCO International Incorporated previously authorized the repurchase of up to $1,500.0 million of our shares. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of our ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.

       From inception of our share repurchase programs during 2006 through December 31, 2009, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under the share repurchase programs during the quarter ended March 31, 2010. Although $562.4 million remained available for repurchase as of March 31, 2010, the Company will not repurchase any shares without further consultation with and approval by the Board of Directors of Ensco plc.

Item 6. Exhibits Exhibit No.

3.1	Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
4.1	Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

*10.1	First Amendment to the Amended and Restated Credit Agreement among ENSCO International Incorporated, a Delaware corporation, ENSCO Offshore International Company, a Cayman Islands exempted company, Ensco International plc, an English public limited company, ENSCO Global Limited, a Cayman Islands exempted company, Citibank, N.A. as administrative agent, and the banks party thereto, dated December 23, 2009.

10.2	2009 Cash Bonus Awards for Named Executive Officers under the Ensco Cash Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2010, File No. 1-8097).

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date: April 22, 2010	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller and Assistant Secretary