Form 10-Q
period 2011-03-31
Ensco plc
filed 2011-04-29
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission File Number 1-8097
Ensco plc (Exact name of registrant as specified in its charter)
England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
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

As of April 25, 2011, there were 143,430,388 American depositary shares of the registrant issued and outstanding, each representing one Class A ordinary share.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that are subject to a number of risks and uncertainties and are based on information as of the date of this report. We assume no obligation to update these statements based on information after the date of this report.

    Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and words and phrases of similar import.  The forward-looking statements include, but are not limited to, statements regarding future operations; market conditions; cash generation; the impact of the Macondo well incident in the U.S. Gulf of Mexico; contributions from our ultra-deepwater semisubmersible rig fleet expansion program; high-grading the rig fleet by investing in new equipment and divesting selected assets; expense management; industry trends or conditions; the overall business environment; future levels of, or trends in, utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; future delivery, mobilization, contract commencement, relocation or other movement of rigs and timing thereof; future availability or suitability of rigs and the timing thereof; our intention to explore alternative strategies to keep underutilized rigs operating, statements regarding the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof; the timing and closing of the proposed merger with Pride International, Inc. ("Pride") and related transactions; the consideration payable in connection with the proposed merger with Pride; the ability to integrate the operations of Ensco and Pride as contemplated and the anticipated effects and results of the proposed merger with Pride, including expected benefits, synergies, expense savings and operational and administrative efficiencies.

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
•
the impact of the Macondo well incident in the U.S. Gulf of Mexico upon future deepwater and other offshore drilling operations in general, and as respects current and future actual or de facto drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to equipment and operations), future lease sales, laws and regulations that have or may impose increased financial responsibility and oil spill abatement contingency plan capability requirements and other governmental activities that may impact deepwater and other offshore operations in the U.S. Gulf of Mexico in general, and our existing drilling contracts for ENSCO 8500, ENSCO 8501, ENSCO 8502, ENSCO 8503 and our U.S. Gulf of Mexico jackup rigs in particular,

•	industry conditions and competition, including changes in rig supply and demand or new technology,
•	risks associated with the global economy and its impact on capital markets and liquidity,

•	prices of oil and natural gas and their impact upon future levels of drilling activity and expenditures,
•	worldwide expenditures for oil and natural gas drilling,
•	further declines in drilling activity, which may cause us to idle or stack additional rigs,
•	excess rig availability or supply resulting from delivery of newbuild drilling rigs,
•	concentration of our rig fleet in premium jackups,
•	concentration of our active ultra-deepwater semisubmersible drilling rigs in the U.S. Gulf of Mexico,
•	cyclical nature of the industry,
•	risks associated with offshore rig operations or rig relocations,
•	inability to collect receivables or resolve significant contractual or day rate disputes,
•	availability of transport vessels to relocate rigs,
•	the ultimate resolution of the ENSCO 69 pending litigation and related package policy political risk insurance recovery,
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
•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our remaining three ENSCO 8500 Series® rig construction contracts and our two new jackup rig construction contracts in a single shipyard in Singapore, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery,

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
•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa or other geographic areas,  which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation,

•	terrorism or military action impacting our operations, assets or financial performance,
•	outcome of litigation, legal proceedings, investigations or insurance or other claims,
•	adverse changes in foreign currency exchange rates, including their impact on the fair value measurement of our derivative instruments,
•	potential long-lived asset or goodwill impairments,
•	the ability to consummate the proposed merger with Pride, including the receipt of necessary shareholder approvals of both parties,
•	failure, difficulties and delays in obtaining regulatory clearances and approvals for the proposed merger with Pride,
•	failure, difficulties and delays in achieving expected synergies and cost savings associated with the proposed merger with Pride, or
•	failure, difficulties and delays in meeting conditions required for closing set forth in the Pride merger agreement.

    In addition to the numerous factors described above and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

    We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries as of March 31, 2011, the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2010, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
April 29, 2011

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

OPERATING REVENUES	$361.5	$448.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation expense)	191.6	182.4
Depreciation	59.5	51.7
General and administrative	30.1	20.6
	281.2	254.7
OPERATING INCOME	80.3	193.9
OTHER INCOME, NET	2.2	3.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	82.5	197.0
PROVISION FOR INCOME TAXES
Current income tax expense	26.3	23.2
Deferred income tax (benefit) expense	(9.3)	11.8
	17.0	35.0
INCOME FROM CONTINUING OPERATIONS	65.5	162.0
DISCONTINUED OPERATIONS
Income from discontinued operations, net	--	.4
Gain on disposal of discontinued operations, net	--	29.2
	--	29.6
NET INCOME	65.5	191.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(.9)	(1.8)
NET INCOME ATTRIBUTABLE TO ENSCO	$ 64.6	$189.8
EARNINGS PER SHARE - BASIC
Continuing operations	$ .45	$ 1.12
Discontinued operations	--	.21
	$ .45	$ 1.33
EARNINGS PER SHARE - DILUTED
Continuing operations	$ .45	$ 1.12
Discontinued operations	--	.21
	$ .45	$ 1.33
NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$ 63.6	$187.4
Diluted	$ 63.6	$187.4
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	141.2	140.7
Diluted	141.4	140.8
CASH DIVIDENDS PER SHARE	$ .35	$ .025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,432.1	$1,050.7
Accounts receivable, net	269.3	214.6
Other	183.8	171.4
Total current assets	3,885.2	1,436.7

PROPERTY AND EQUIPMENT, AT COST	7,012.0	6,744.6
Less accumulated depreciation	1,752.9	1,694.7
Property and equipment, net	5,259.1	5,049.9
GOODWILL	336.2	336.2

OTHER ASSETS, NET	184.6	228.7
	$9,665.1	$7,051.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$ 296.4	$ 163.5
Accrued liabilities and other	155.9	168.3
Short-term debt	2,462.9	--
Current maturities of long-term debt	17.2	17.2
Total current liabilities	2,932.4	349.0

LONG-TERM DEBT	240.1	240.1

DEFERRED INCOME TAXES	350.0	358.0

OTHER LIABILITIES	150.7	139.4

COMMITMENTS AND CONTINGENCIES

ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 150.0 million shares issued	15.0	15.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	648.3	637.1
Retained earnings	5,319.4	5,305.0
Accumulated other comprehensive income	13.2	11.1
Treasury shares, at cost, 6.6 million shares and 7.1 million shares	(9.3)	(8.8)
Total Ensco shareholders' equity	5,986.7	5,959.5

NONCONTROLLING INTERESTS	5.2	5.5
Total equity	5,991.9	5,965.0
	$9,665.1	$7,051.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$ 65.5	$ 191.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	59.5	51.7
Share-based compensation expense	11.5	10.7
Deferred income tax (benefit) expense	(9.3)	11.8
Amortization expense	5.5	10.8
Income from discontinued operations, net	--	(.4)
Gain on disposal of discontinued operations, net	--	(29.2)
Other	(2.9)	.2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55.7)	14.7
Decrease in trading securities	49.3	5.4
(Increase) decrease in other assets	(9.2)	4.3
Increase (decrease) in liabilities	11.0	(111.9)
Net cash provided by operating activities of continuing operations	125.2	159.7

INVESTING ACTIVITIES
Additions to property and equipment	(131.0)	(167.5)
Proceeds from disposal of discontinued operations	--	94.7
Proceeds from disposition of assets	.5	.2
Net cash used in investing activities	(130.5)	(72.6)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,462.8	--
Cash dividends paid	(50.2)	(3.5)
Financing costs	(25.5)	--
Other	(.5)	(1.3)
Net cash provided by (used in) financing activities	2,386.6	(4.8)

Effect of exchange rate changes on cash and cash equivalents	.1	(.5)
Net cash provided by operating activities of discontinued operations	--	6.2

INCREASE IN CASH AND CASH EQUIVALENTS	2,381.4	88.0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,050.7	1,141.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,432.1	$1,229.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

    Basis of Presentation

    We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company", "Ensco", "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2010 condensed consolidated balance sheet data were derived from our 2010 audited consolidated financial statements but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

    The financial data for the quarters ended March 31, 2011 and 2010 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

    Results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

    Pending Merger with Pride

    On February 6, 2011, Ensco plc entered into an Agreement and Plan of Merger with Pride International, Inc., a Delaware corporation (“Pride”), ENSCO International Incorporated, a Delaware corporation and a wholly-owned subsidiary and predecessor of Ensco, and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco (“Merger Sub”). Pursuant to the merger agreement and subject to the conditions set forth therein, Merger Sub will merge with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco.  As a result of the merger, each outstanding share of Pride’s common stock (other than shares of common stock held directly or indirectly by Ensco, Pride or any wholly-owned subsidiary of Ensco or Pride (which will be cancelled as a result of the merger), those shares with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn and other shares held by certain U.K. residents if determined by Ensco) will be converted into the right to receive $15.60 in cash and 0.4778 Ensco American depositary shares, each representing one Class A ordinary share ("ADS" or "share").  Under certain circumstances, U.K. residents may receive all cash consideration as a result of compliance with legal requirements.

    We estimate that the total consideration to be delivered in the merger to be approximately $7.9 billion, consisting of $2.8 billion of cash, the delivery of approximately 86.0 million Ensco ADSs (assuming that no Pride employee stock options are exercised before the closing of the merger) with an aggregate value of $5.1 billion based on the closing price of Ensco ADSs of $59.10 on April 25, 2011 and the estimated fair value of $32.0 million of Pride employee stock options assumed by Ensco.  The value of the merger consideration will fluctuate based upon changes in the price of Ensco ADSs and the number of shares of Pride common stock and employee stock options outstanding on the closing date. The merger agreement and the merger were approved by the respective Boards of Directors of Ensco and Pride.  Consummation of the merger is subject to the approval of the shareholders of Ensco and the stockholders of Pride, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the merger agreement.  On March 30, 2011, Ensco and Pride received notice from the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act.  Subject to receipt of remaining required approvals, it is anticipated that the closing of the merger will occur during the second quarter of 2011.

Note 2 - Noncontrolling Interests

    Noncontrolling interests are classified as equity on our consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our consolidated statements of income. In our Asia Pacific operating segment, local third parties hold a noncontrolling ownership interest in three of our subsidiaries.

    The following table is a reconciliation of income from continuing operations attributable to Ensco for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Income from continuing operations	$65.5	$162.0
Income from continuing operations attributable to noncontrolling interests	(.9)	(1.6)
Income from continuing operations attributable to Ensco	$64.6	$160.4

    The following table is a reconciliation of income from discontinued operations, net, attributable to Ensco for the quarter ended March 31, 2010 (in millions):

2010

Income from discontinued operations	$29.6
Income from discontinued operations attributable to noncontrolling interests	(.2)
Income from discontinued operations attributable to Ensco	$29.4

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

    The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Net income attributable to Ensco	$64.6	$189.8
Net income allocated to non-vested share awards	(1.0)	(2.4)
Net income attributable to Ensco shares	$63.6	$187.4

    The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Weighted-average shares - basic	141.2	140.7
Potentially dilutive share options	.2	.1
Weighted-average shares - diluted	141.4	140.8

    Antidilutive share options totaling 400,000 and 1.0 million were excluded from the computation of diluted EPS for the quarters ended March 31, 2011 and 2010, respectively.

Note 4 - Derivative Instruments

    Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars, however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts ("derivatives") to reduce our exposure to foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of March 31, 2011 and December 31, 2010, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.  All of our derivatives mature in the next 17 months.

    All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  See "Note 9 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

    As of March 31, 2011 and December 31, 2010, our condensed consolidated balance sheets included net foreign currency derivative assets of $13.2 million and $16.4 million, respectively.  Derivatives recorded at fair value in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$13.3	$16.8	$ .1	$.6
Foreign currency forward contracts - non-current(2)	.2	.1	.3	.1
	13.5	16.9	.4	.7

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts – current(1)	.1	.2	.0	--
	.1	.2	.0	--
Total	$13.6	$17.1	$ .4	$.7

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

    We utilize derivatives designated as hedging instruments to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various foreign currencies. As of March 31, 2011, we had cash flow hedges outstanding to exchange an aggregate $245.2 million for various foreign currencies, including $132.8 million for Singapore dollars, $95.7 million for British pounds, $8.4 million for Mexican pesos and $8.3 million for other currencies.

    Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the quarters ended March 31, 2011 and 2010 were as follows (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2011	2010	2011	2010	2011	2010

Interest rate lock contracts(2)	$ --	$ --	$(.1)	$(.1)	$ --	$ --
Foreign currency forward contracts(3)	2.9	(1.4)	.9	1.4	(.4)	.0
Total	$ 2.9	$(1.4)	$ .8	$1.3	$(.4)	$.0

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income, net, in our condensed consolidated statements of income.

(2)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in other income, net, in our condensed consolidated statements of income.
(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

    We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2011, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $30.3 million for various foreign currencies, including $11.8 million for Australian dollars, $5.8 million for Swiss francs, $4.0 million for Indonesian rupiahs and $8.7 million for other currencies.

    Net gains of $200,000 and $600,000 associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the quarters ended March 31, 2011 and 2010, respectively.

    As of March 31, 2011, the estimated amount of net gains associated with derivatives, net of tax, that will be reclassified to earnings during the next twelve months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$1.8
Net realized losses to be reclassified to other income, net	(.3)
Net gains to be reclassified to earnings	$1.5

Note 5 - Accrued Liabilities and Other

    Accrued liabilities and other as of March 31, 2011 and December 31, 2010 consisted of the following (in millions):

	2011	2010

Deferred revenue	$ 49.6	$ 48.1
Personnel costs	39.3	58.0
Wreckage and debris removal	21.0	21.0
Taxes	20.7	22.1
Other	25.3	19.1
	$155.9	$168.3

Note 6 - Short-Term Debt

    Senior Notes

    On March 17, 2011, we issued $1,000.0 million aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1,500.0 million aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the “Notes”) in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Indenture”), and a Supplemental Indenture between us and the Trustee, dated March 17, 2011 (the “Supplemental Indenture”).

    We intend to use the proceeds from the sale of the Notes to fund a portion of the cash consideration payable in connection with the proposed merger with Pride. However, in the event that, for any reason, (i) we do not consummate the merger prior to 5:00 p.m., New York City time, on February 3, 2012 or (ii) the merger agreement with Pride is terminated at any time before such time but after September 17, 2011, we must redeem all of the Notes at a redemption price equal to 102% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the special mandatory redemption date. If the merger agreement with Pride is terminated at any time on or before September 17, 2011, we must redeem the Notes at a redemption price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the special mandatory redemption date. “Special mandatory redemption date” means the earlier to occur of (1) March 9, 2012, if the merger has not been consummated prior to 5:00 p.m., New York City time, on February 3, 2012, or (2) the 35th day (or if such day is not a business day, the first business day thereafter) following the termination of the merger agreement with Pride for any reason.

    Due to the aforementioned redemption features, the Notes were classified as short-term debt on our condensed consolidated balance sheet as of March 31, 2011 and will be reclassified as long-term debt in the event the merger is consummated within the timeframe described above.

    We may also redeem each series of the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Notes, the Indenture and the Supplemental Indenture also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. The Supplemental Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Bridge Term Facility

    On February 6, 2011, we entered into a bridge commitment letter (the “Commitment Letter”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (“Citi”). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2,750.0 million unsecured bridge term loan facility (the “Bridge Term Facility”) to fund a portion of the cash consideration in the merger with Pride.  Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the proposed merger with Pride, and accordingly the Bridge Term Facility was terminated.

Note 7 – Share-Based Compensation

    Non-Vested Share Awards

    During the quarter ended March 31, 2011, we granted 495,050 non-vested share awards to our officers and certain other employees, pursuant to our 2005 Long-Term Incentive Plan ("LTIP").  These grants included retention awards that were granted to our officers and certain other key employees upon the announcement of our proposed merger with Pride, awards to certain of our officers for annual equity awards and awards granted to new or recently promoted employees. The retention award grants and the annual equity award grants to certain of our officers generally vest at a rate of 33% per year.  All other grants of non-vested share awards generally vest at a rate of 20% per year, as determined by a committee of the Board of Directors.  All non-vested share awards have voting and dividend rights effective on the date of grant and are measured using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the quarter ended March 31, 2011 was $52.54 per share.  All non-vested share award grants were issued out of treasury.

    Performance Awards

    During the quarter ended March 31, 2011, we granted performance awards to certain of our officers as annual equity awards pursuant to our LTIP. Performance awards generally vest at the end of a three-year measurement period based on measurement against performance goals.  Our performance awards are classified as liability awards with compensation expense measured based on the estimated probability of attainment of the specified performance goals and recognized on a straight-line basis over the requisite service period. The aggregate grant-date fair value of performance awards granted during the quarter ended March 31, 2011 totaled $1.3 million.

    Share Option Awards

    During the quarter ended March 31, 2011, we granted 91,725 share options to certain officers as annual equity awards made pursuant to our LTIP.  The share options granted generally become exercisable in annual 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the grant date.  The following table summarizes the value of share options granted during the quarter ended March 31, 2011 (per share):

Weighted-average grant-date fair value	$19.31
Weighted-average exercise price	$55.34

    The exercise price of share options granted during the period equals the market value of the underlying stock on the date of grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the quarter ended March 31, 2011:

Risk-free interest rate	1.7%
Expected life (in years)	3.93
Expected volatility	52.2%
Dividend yield	2.5%

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

Note 8 - Comprehensive Income

    Accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 was comprised of gains and losses on derivative instruments, net of tax. The components of comprehensive income, net of tax, for the quarters ended March 31, 2011 and 2010 were as follows (in millions):

	2011	2010

Net income	$65.5	$191.6
Other comprehensive income:
Net change in fair value of derivatives	2.9	(1.4)
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(.8)	(1.3)
Net other comprehensive income (loss)	2.1	(2.7)
Comprehensive income	67.6	188.9
Comprehensive income attributable to noncontrolling interests	(.9)	(1.8)
Comprehensive income attributable to Ensco	$66.7	$187.1

Note 9 - Fair Value Measurements

       The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2011
Supplemental executive retirement plan assets	$26.5	$ --	$ --	$26.5
Derivatives, net	--	13.2	--	13.2
Total financial assets	$26.5	$13.2	$ --	$39.7

As of December 31, 2010
Auction rate securities	$ --	$ --	$44.5	$44.5
Supplemental executive retirement plan assets	23.0	--	--	23.0
Derivatives, net	--	16.4	--	16.4
Total financial assets	$23.0	$16.4	$44.5	$83.9

    Auction Rate Securities

    As of December 31, 2010, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $50.1 million (par value) and were included in other assets, net, on our condensed consolidated balance sheet. During the quarter ended March 31, 2011, $42.0 million (par value) of our auction rate securities were repurchased at par and $8.1 million (par value) were sold at 90% of par. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2010. The following table summarizes the fair value measurements of our auction rate securities using significant Level 3 inputs, and changes therein, for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Beginning Balance	$44.5	$60.5
Sales	(49.3)	(5.4)
Realized losses*	(.1)	--
Unrealized gains*	4.9	.3
Transfers in and/or out of Level 3	--	--
Ending balance	$ --	$55.4

*	Realized losses and unrealized gains are included in other income, net, in our condensed consolidated statements of income.

    Supplemental Executive Retirement Plans

    Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. The fair value measurement of assets held in the SERP was based on quoted market prices.

    Derivatives

    Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2011 and December 31, 2010. See "Note 4 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

    Other Financial Instruments

    The carrying values and estimated fair values of our debt instruments as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

4.70% Senior Notes	$1,470.5	$1,488.9	$ --	$ --
3.25% Senior Notes	992.4	1,001.1	--	--
7.20% Debentures	148.9	168.4	148.9	165.0
6.36% Bonds, including current maturities	63.4	70.8	63.4	71.9
4.65% Bonds, including current maturities	45.0	50.0	45.0	50.6

    The estimated fair values of our 4.70% senior notes, 3.25% senior notes and 7.20% debentures were determined using quoted market prices. The estimated fair values of our 6.36% bonds and 4.65% bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2011 and December 31, 2010.

Note 10 - Income Taxes

    Our consolidated effective income tax rate for the quarter ended March 31, 2011 of 20.6% reflects the impact of $4.7 million of net income tax expense attributable to prior years, $3.2 million of which resulted from the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year.  Excluding the impact of the aforementioned items, our consolidated effective income tax rate for the quarter ended March 31, 2011 was 14.9% compared to a consolidated effective income tax rate of 17.8% in the prior year quarter.  The decrease was primarily attributable to the transfer of ownership of several of our drilling rigs among our subsidiaries in April 2010 and December 2010, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Note 11- Discontinued Operations

    Rig Sales

    We sold jackup rigs ENSCO 50, ENSCO 51, ENSCO 57 and ENSCO 60 during the year ended December 31, 2010. The rigs’ operating results were reclassified as discontinued operations in our condensed consolidated statement of income for the quarter ended March 31, 2010.  The operating results of ENSCO 50, ENSCO 51 and ENSCO 57 were previously included within our Asia Pacific operating segment.  The operating results of ENSCO 60 were previously included within our North and South America operating segment.

    The following table summarizes income from discontinued operations for the quarter ended March 31, 2010 (in millions):

2010

Revenues	$12.6
Operating expenses	10.8
Operating income before income taxes	1.8
Income tax expense	1.4
Gain on disposal of discontinued operations, net	29.2
Income from discontinued operations	$29.6

             Debt and interest expense are not allocated to our discontinued operations.

Note 12 - Contingencies

    Shareholder Class Actions

    During the first quarter of 2011, six shareholder class action lawsuits were brought on behalf of the holders of Pride common stock against Pride, Pride’s directors and Ensco challenging Pride’s proposed merger with Ensco. The plaintiffs in such actions generally allege that each member of the Pride board of directors breached his or her fiduciary duties to Pride and its stockholders by authorizing the sale of Pride to Ensco for what plaintiffs deem “inadequate” consideration, failure to disclose material information concerning the proposed merger in the registration statement on Form S-4, that Pride directly breached and/or aided and abetted the other defendants’ alleged breach of fiduciary duties and/or that Ensco aided and abetted the alleged breach of fiduciary duties by Pride and its directors.  These lawsuits generally seek, among other remedies, to enjoin the defendants from consummating the merger on the agreed-upon terms.

    Three of these actions recently were consolidated in Delaware and the remaining three recently were consolidated in Texas.  We intend to vigorously defend against all of these claims. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

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

    Our internal investigation has essentially been concluded. Discussions were held with the authorities to review the results of the investigation and discuss associated matters during 2009 and the first half of 2010.  In May 2010, we received notification from the SEC Division of Enforcement advising that it does not intend to recommend any enforcement action.  We expect to receive a determination by the United States Department of Justice in the near-term.

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

    ENSCO 74 Loss

    In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker in March 2009.  During the fourth quarter of 2010, wreck removal operations on the sunken rig hull of ENSCO 74 were completed.

    We believe it is probable that we are required to remove the leg sections of ENSCO 74 remaining adjacent to the customer's platform because they may interfere with the customer's future operations, in addition to the removal of related debris.  We estimate the leg and related debris removal costs to range from $21.0 million to $35.0 million. We expect the cost of removal of the legs and related debris to be fully covered by our insurance.

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

    A $21.0 million liability, representing the low end of the range of estimated leg and related debris removal costs, and a corresponding receivable for recovery of those costs was recorded as of March 31, 2011 and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet.

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

    ENSCO 69

    We have filed an insurance claim under our package policy, which includes coverage for certain political risks, and are evaluating legal remedies against Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela, for contractual and other ENSCO 69 related damages. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

    In September 2009, legal counsel acting for the package policy underwriters denied coverage under the package policy and reserved rights.  In March 2010, we commenced litigation to recover on our political risk package policy claim. Our lawsuit seeks recovery under the policy for the loss of ENSCO 69 and includes claims for wrongful denial of coverage, breach of contract, breach of the Texas insurance code, failure to timely respond to the claim and bad faith. Our lawsuit seeks actual damages in the amount of $55.0 million (insured value of $65.0 million less a $10.0 million deductible), punitive damages and attorneys' fees. In July 2010, we agreed with underwriters to submit the matter to arbitration which is expected to commence in the near-term.

    We were unable to conclude that collection of insurance proceeds associated with ENSCO 69 was probable as of March 31, 2011. Accordingly, no ENSCO 69 related insurance receivables were recorded on our condensed consolidated balance sheet as of March 31, 2011.

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

    Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs.  During 2007, we commenced litigation against certain underwriters alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The matter is scheduled for trial in June 2011.

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

Note 13 - Segment Information

    Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2011 and 2010 is presented below (in millions).  General and administrative expense is not allocated to our operating segments for purposes of measuring segment operating income and is included in "Reconciling Items." Assets not allocated to our operating segments consisted primarily of cash and cash equivalents and goodwill and are also included in "Reconciling Items."

Three Months Ended March 31, 2011

				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 98.2	$ 108.0	$ 68.7	$ 86.6	$ 361.5	$ --	$ 361.5
Operating expenses Contract drilling (exclusive of depreciation)	40.9	53.7	54.3	42.7	191.6	--	191.6
Depreciation	16.3	19.6	11.6	11.6	59.1	.4	59.5
General and administrative	--	--	--	--	--	30.1	30.1
Operating income (loss)	$ 41.0	$ 34.7	$ 2.8	$ 32.3	$ 110.8	$ (30.5)	$ 80.3
Total assets	$3,241.2	$1,383.8	$968.3	$696.2	$6,289.5	$3,375.6	$9,665.1

Three Months Ended March 31, 2010

				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$ 130.4	$ 132.0	$ 87.6	$ 98.6	$ 448.6	$ --	$ 448.6
Operating expenses Contract drilling (exclusive of depreciation)	45.0	51.8	47.1	38.5	182.4	--	182.4
Depreciation	9.8	18.3	11.8	11.5	51.4	.3	51.7
General and administrative	--	--	--	--	--	20.6	20.6
Operating income (loss)	$ 75.6	$ 61.9	$ 28.7	$ 48.6	$ 214.8	$ (20.9)	$ 193.9
Total assets	$2,551.0	$1,179.0	$755.1	$822.1	$5,307.2	$1,475.5	$6,782.7

    Information about Geographic Areas

   As of March 31, 2011, our Deepwater operating segment consisted of three ultra-deepwater semisubmersible rigs located in the U.S. Gulf of Mexico, one ultra-deepwater semisubmersible rig located offshore French Guiana, one ultra-deepwater semisubmersible rig located in Singapore and three ultra-deepwater semisubmersible rigs under construction in Singapore. Our Asia Pacific operating segment consisted of 17 jackup rigs and one barge rig deployed in various locations throughout Asia, the Middle East and Australia and two ultra-high specification harsh environment jackup rigs under construction in Singapore.  Our Europe and Africa operating segment consisted of eight jackup rigs deployed in various territorial waters of the North Sea and two jackup rigs located offshore Tunisia. Our North and South America operating segment consisted of nine jackup rigs located in the U.S. Gulf of Mexico and four jackup rigs located offshore Mexico.

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued on September 30, 2010. The moratoriums/suspensions (which have been lifted), related Notices to Lessees ("NTLs"), delays in processing drilling permits and other actions are being challenged in litigation by Ensco and others. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure permits. Current or future NTLs or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.

    During the quarter ended March 31, 2011, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $132.1 million, or 37%, of our consolidated revenues. Of this amount, 63% was provided by our deepwater drilling operations in the U.S. Gulf of Mexico.  Prolonged actual or de facto delays, moratoria or suspensions of drilling activity in the U.S. Gulf of Mexico and associated new regulatory, legislative or permitting requirements in the U.S. or elsewhere could materially adversely affect our financial condition, operating results or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

    Demand for ultra-deepwater semisubmersible rigs in the U.S. Gulf of Mexico remained stable during the first half of 2010 but came under pressure as a result of delays in operators’ ability to secure permits due to regulatory developments and other actions imposed by the U.S. Department of the Interior. During the first quarter of 2011, several drilling permits were issued in the U.S. Gulf of Mexico related to deepwater programs that were interrupted by the Macondo well incident.  In February 2011, the U.S. District Court for the Eastern District of Louisiana issued a preliminary injunction compelling the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”) to process five pending drilling permit applications related to Ensco rigs within 30 days, but the U.S. Court of Appeal for the Fifth Circuit issued a stay of the injunction pending appeal.  Since then the BOEM has issued a permit to one of our customers, which was the first permit issued by the BOEM to drill a deepwater well since the moratoriums/suspensions were issued.

    The issuance of deepwater drilling permits in the U.S. Gulf of Mexico continues to be protracted.  However, demand for deepwater drilling in the region is expected to increase in the near-term as additional permits are issued.  We also are encouraged by increases in tender activity outside the U.S. Gulf of Mexico that has resulted from strengthening demand for work in 2011 and beyond for deepwater drilling in various other regions as well as the recent increase in oil prices, both of which are expected to have a positive impact on future ultra-deepwater semisubmersible rig demand.

    Semisubmersible rig supply continues to increase as a result of newbuild construction programs. It has been reported that over 20 newbuild semisubmersible rigs currently are under construction, over half of which are scheduled for delivery during 2011. The majority of semisubmersible rigs scheduled for delivery are contracted.  We expect newbuild semisubmersible rigs will be absorbed into the global market without a significant effect on utilization and day rates.

    Although oil prices increased, incremental drilling activity during 2010 was limited, resulting in continued softness in day rates for standard duty jackup rigs.  We are encouraged by improving tender activity due to an increase in both standard duty and heavy duty jackup rig demand for work in 2011 and beyond across various regions as well as the positive effect the recent increase in oil prices are expected to have on future jackup rig demand.

    Jackup rig supply also continues to increase as a result of newbuild construction programs.  It has been reported that over 35 newbuild jackup rigs currently are under construction, nearly half of which are scheduled for delivery during 2011.  The majority of jackup rigs scheduled for delivery are not contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term, especially in consideration of the existing oversupply of standard duty jackup rigs.

    For additional information concerning the potential impact the aforementioned events and circumstances may have on our business, our industry and global supply, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in this report.

Deepwater

    Although utilization and day rates for ultra-deepwater semisubmersible rigs remained stable during the first half of 2010, a significant number of U.S. Gulf of Mexico deepwater projects were delayed or terminated later in the year as a result of delays in operators' ability to secure permits. During the first quarter of 2011, several drilling permits were issued in the U.S. Gulf of Mexico related to programs that were interrupted by the Macondo well incident as offshore drilling contractors continued to work with operators and government regulators to address new regulatory requirements and secure drilling permits.  Although deepwater drilling activity remains limited in the U.S. Gulf of Mexico, demand in the region is expected to increase in the near-term as additional permits are issued.  Ultra-deepwater semisubmersible rig utilization and day rates will, in large part, depend on expectations of future oil and gas prices, coupled with the continued near-term impact of the Macondo well incident and associated new regulatory, legislative or permitting requirements in the U.S. Gulf of Mexico.

Asia Pacific

    The Asia Pacific jackup market began to stabilize during 2010 with incremental demand seen as multiple tenders were issued in the latter part of the year for work in 2011 and beyond. During the first quarter of 2011, tender activity continued to improve as a result of strengthening demand. Although the supply of available jackup rigs is expected to further increase from newbuild deliveries, Asia Pacific jackup rig utilization and day rates are expected to remain stable in the near-term.

Europe and Africa

    Our Europe and Africa offshore drilling operations are mainly conducted in the North Sea.  Tender activity during the first half of 2010 was limited although an increase in inquiries was seen late in the year. During the first quarter of 2011, tender activity improved for work beginning in mid-2011 and beyond resulting from incremental demand for both standard duty and heavy duty jackup rigs in the region. Europe and Africa jackup rig utilization and day rates are expected to improve in the near-term.

North and South America

    A portion of our North and South America offshore drilling operations are conducted in Mexico for Petróleos Mexicanos ("PEMEX"), the national oil company of Mexico. During 2010, the number of jackup rigs contracted in Mexico declined as contracts expired. During the first quarter of 2011, tender activity increased for work beginning in 2011 and is expected to continue in the near-term as PEMEX attempts to increase its jackup rig fleet.  Future day rates in Mexico may face pressure as jackup rig contracts in the region continue to expire and drilling contractors with idle rigs in the U.S. Gulf of Mexico and other geographic regions pursue the available contract opportunities.

    We also conduct a portion of our North and South America jackup rig operations in the U.S. Gulf of Mexico. Although tender activity in the U.S. Gulf of Mexico improved as operators capitalized on cost-effective terms offered by drilling contractors during early 2010, certain operators experienced an inability to timely obtain drilling permits later in the year which negatively influenced utilization and day rates in the region. During 2011, tender activity in the U.S. Gulf of Mexico improved resulting in a modest increase in rig utilization in the region. U.S. Gulf of Mexico jackup rig utilization and day rates are expected to remain stable in the near-term.

RESULTS OF OPERATIONS

    The following table summarizes our condensed consolidated operating results for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Revenues	$361.5	$448.6
Operating expenses
Contract drilling (exclusive of depreciation)	191.6	182.4
Depreciation	59.5	51.7
General and administrative	30.1	20.6
Operating income	80.3	193.9
Other income, net	2.2	3.1
Provision for income taxes	17.0	35.0
Income from continuing operations	65.5	162.0
Income from discontinued operations, net	--	29.6
Net income	65.5	191.6
Net income attributable to noncontrolling interests	(.9)	(1.8)
Net income attributable to Ensco	$ 64.6	$189.8

    During the quarter ended March 31, 2011, revenues declined by $87.1 million, or 19%, and operating income declined by $113.6 million, or 59%, as compared to the prior year quarter. These declines were primarily due to a decline in average day rates earned by our Asia Pacific jackup fleet coupled with a decline in utilization of our Europe and Africa jackup rig fleet, in addition to a decline in utilization of our ultra-deepwater semisubmersible rig fleet due to downtime on the ENSCO 7500 as the rig was undergoing an enhancement project in a shipyard in Singapore.

    A significant number of our drilling contracts are of a long-term nature. Accordingly, a decline in demand for contract drilling services typically affects our operating results and cash flows gradually over many quarters as long-term contracts expire. The significant decline in oil and natural gas prices during the latter half of 2008 and the deterioration of the global economy continued to result in a decline in demand for contract drilling services during 2010, which may continue to negatively impact our operating results during 2011.

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued on September 30, 2010. The moratoriums/suspensions (which have been lifted), related Notices to Lessees ("NTLs"), delays in processing drilling permits and other actions are being challenged in litigation by Ensco and others. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure permits. Current or future NTLs or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.

    While we have substantial contract backlog for 2011, it is uncertain whether revenue, operating income and cash flow levels achieved during 2010 will be sustained during 2011.

Rig Locations, Utilization and Average Day Rates

    We manage our business through four operating segments. Our jackup rigs are mobile and occasionally move between operating segments in response to market conditions and contract opportunities. The following table summarizes our offshore drilling rigs by segment and rigs under construction as of March 31, 2011 and 2010:

	2011	2010

Deepwater(1)	5	4
Asia Pacific(2)	18	17
Europe and Africa	10	10
North and South America	13	13
Under construction(1)(3)	5	4
Total(4)	51	48

(1)
ENSCO 8503 was delivered in September 2010 and commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011.  ENSCO 8503 is expected to commence drilling operations in the U.S. Gulf of Mexico under a two-year contract during 2011.

(2)	In July 2010, we acquired an ultra-high specification jackup rig. The rig was renamed ENSCO 109 and is currently operating offshore Australia.
(3)
In February 2011, we entered into agreements with Keppel FELS Limited ("KFELS") to construct two ultra-high specification harsh environment jackup rigs.  These rigs currently are uncontracted and scheduled for delivery during the first and second half of 2013, respectively.

(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

       The following table summarizes our rig utilization and average day rates from continuing operations by operating segment for the quarters ended March 31, 2011 and 2010:

	2011	2010

Rig utilization(1)
Deepwater	77%	99%
Asia Pacific(3)	72%	75%
Europe and Africa	54%	68%
North and South America(4)	86%	93%
Total	72%	80%

Average day rates(2)
Deepwater	$304,220	$ 411,090
Asia Pacific(3)	94,625	116,888
Europe and Africa	127,617	141,032
North and South America(4)	84,060	88,098
Total	$118,447	$138,684

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
(4)
ENSCO 69 has been excluded from rig utilization and average day rates for our North and South America operating segment during the period the rig was controlled and operated by Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela (January 2009 - August 2010).  For additional information on ENSCO 69, see Note 11 to our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

    Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by operating segment, are provided below.

Operating Income

    Our business consists of four operating segments: (1) Deepwater, (2) Asia Pacific, (3) Europe and Africa and (4) North and South America. Each of our four operating segments provides one service, contract drilling. Segment information for the quarters ended March 31, 2011 and 2010 is presented below (in millions).  General and administrative expense is not allocated to our operating segments for purposes of measuring segment operating income and is included in "Reconciling Items."

Three Months Ended March 31, 2011

				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$98.2	$108.0	$68.7	$86.6	$361.5	$ --	$361.5
Operating expenses Contract drilling (exclusive of depreciation)	40.9	53.7	54.3	42.7	191.6	--	191.6
Depreciation	16.3	19.6	11.6	11.6	59.1	.4	59.5
General and administrative	--	--	--	--	--	30.1	30.1
Operating income (loss)	$41.0	$ 34.7	$ 2.8	$32.3	$110.8	$(30.5)	$ 80.3

Three Months Ended March 31, 2010

				North
			Europe	and	Operating
		Asia	and	South	Segments	Reconciling	Consolidated
	Deepwater	Pacific	Africa	America	Total	Items	Total

Revenues	$130.4	$132.0	$87.6	$98.6	$448.6	$ --	$448.6
Operating expenses Contract drilling (exclusive of depreciation)	45.0	51.8	47.1	38.5	182.4	--	182.4
Depreciation	9.8	18.3	11.8	11.5	51.4	.3	51.7
General and administrative	--	--	--	--	--	20.6	20.6
Operating income (loss)	$ 75.6	$ 61.9	$28.7	$48.6	$214.8	$(20.9)	$193.9

    Deepwater

    Deepwater revenues for the quarter ended March 31, 2011 declined by $32.2 million, or 25%, as compared to the prior year quarter. The decline in revenues was primarily due to a decline in utilization to 77% from 99% in the prior year quarter. The decline in utilization occurred due to downtime on ENSCO 7500 as the rig was undergoing an enhancement project in a shipyard in Singapore, partially offset by ENSCO 8502 and ENSCO 8503 which were added to our Deepwater fleet and commenced drilling operations during the third quarter of 2010 and first quarter of 2011, respectively. Contract drilling expense declined by $4.1 million, or 9%, primarily due to downtime on ENSCO 7500, partially offset by the commencement of ENSCO 8502 and ENSCO 8503 drilling operations. Depreciation expense increased by $6.5 million, or 66%, due to the addition of ENSCO 8502 and ENSCO 8503 to our Deepwater fleet as previously noted.

    Asia Pacific

    Asia Pacific revenues for the quarter ended March 31, 2011 declined by $24.0 million, or 18%, as compared to the prior year quarter. The decline in revenues was primarily due to a 19% decline in average day rates due to lower levels of spending by oil and gas companies coupled with excess rig availability in the region. Contract drilling expense increased by $1.9 million, or 4%, as compared to the prior year quarter primarily due to increased personnel costs, partially offset by a decline in repair and maintenance expense. Depreciation expense increased by $1.3 million, or 7%, as compared to the prior year quarter primarily due to the addition of ENSCO 109 to our Asia Pacific fleet during the third quarter of 2010.

    Europe and Africa

    Europe and Africa revenues for the quarter ended March 31, 2011 declined by $18.9 million, or 22%, as compared to the prior year quarter. The decline in revenues was primarily due to a decline in utilization to 54% from 68% in the prior year quarter due to expiring drilling contracts coupled with excess rig availability in the region. Contract drilling expense increased by $7.2 million, or 15%, as compared to the prior year quarter primarily due to increased repair and maintenance expense. Depreciation expense was comparable to the prior year quarter.

    North and South America

    North and South America revenues for the quarter ended March 31, 2011 declined by $12.0 million, or 12%, as compared to the prior year quarter. The decline in revenues was primarily due to $7.1 million of revenue earned by ENSCO 69 during the prior year quarter and lower utilization of ENSCO 81 due to the completion of its drilling contract in Mexico during the fourth quarter of 2010. Contract drilling expense increased $4.2 million, or 11%, as compared to the prior year quarter primarily due to increased repair and maintenance expense. Depreciation expense was comparable to the prior year quarter.

    Other

    General and administrative expense for the quarter ended March 31, 2011 increased by $9.5 million, or 46%, as compared to the prior year quarter primarily due to increased professional fees incurred in connection with our proposed merger with Pride International, Inc. ("Pride"), increased share-based compensation and costs related to operating our new London headquarters.  These increases were partially offset by professional fees incurred during the quarter ended March 31, 2010 in connection with various reorganization efforts undertaken as a result of our redomestication to the U.K. in December 2009.

Other Income, Net

    The following summarizes other income, net, for the quarters ended March 31, 2011 and 2010 (in millions):

	2011	2010

Interest income	$ .2	$ .1
Interest expense, net:
Interest expense	(18.5)	(5.0)
Capitalized interest	14.4	5.0
	(4.1)	--
Other, net	6.1	3.0
	$ 2.2	$ 3.1

    Interest income for the quarter ended March 31, 2011 increased as compared to the prior year quarter due to an increase in amounts invested. Interest expense increased over the same period due to $8.8 million of fees incurred with respect to a bridge term facility and an increase in outstanding debt resulting from our public offering on March 17, 2011 of $1,000.0 million aggregate principal amount of 3.25% senior notes due 2016 and $1,500.0 million aggregate principal amount of 4.70% senior notes due 2021. Interest expense of $14.4 million and $5.0 million was capitalized in connection with our newbuild construction during the quarters ended March 31, 2011 and 2010, respectively.  See Note 6 to our condensed consolidated financial statements for additional information on the bridge term facility and our senior notes.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Other, net, included $300,000 and $2.1 million of net foreign currency exchange gains for the quarters ended March 31, 2011 and 2010, respectively.

    Other, net, also included net gains of $4.8 million and $300,000 associated with our auction rate securities during the quarters ended March 31, 2011 and 2010, respectively.  See Note 9 to our condensed consolidated financial statements for additional information on our auction rate securities.

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

    Subsequent to our redomestication to the U.K. in December 2009, we reorganized our worldwide operations, which included, among others, the transfer of ownership of several of our drilling rigs among our subsidiaries in April 2010 and December 2010.

    Income tax expense was $17.0 million and $35.0 million for the quarters ended March 31, 2011 and 2010, respectively. The $18.0 million decline in income tax expense as compared to the prior year quarter was primarily due to reduced profitability, partially offset by an increase in our consolidated effective income tax rate to 20.6% from 17.8% in the prior year quarter.  Our consolidated effective income tax rate for the quarter ended March 31, 2011 of 20.6% reflects the impact of $4.7 million of net income tax expense attributable to prior years, $3.2 million of which resulted from the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year.  Excluding the impact of the aforementioned items, our consolidated effective income tax rate for the quarter ended March 31, 2011 was 14.9%.  The decrease compared to the prior year quarter was primarily attributable to the transfer of ownership of several of our drilling rigs among our subsidiaries in April 2010 and December 2010, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Although our business historically has been very cyclical, we have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs in general and construction of our ENSCO 8500 Series® rigs and two new jackup rigs in particular.

    During the first quarter of 2011, our cash flows from operations were negatively influenced by the Macondo well incident and associated new regulatory, legislative or permitting requirements, which is expected to continue during 2011.  However, based on $3,432.1 million of cash and cash equivalents on hand as of March 31, 2011 and our current contractual backlog, we believe our future operations and obligations associated with our newbuild construction and the cash portion of the consideration related to the proposed merger with Pride primarily will be funded from existing cash and cash equivalents, future operating cash flow and additional short-term debt financing.

    On February 6, 2011, we entered into a definitive merger agreement with Pride.  The merger is expected to close during the second quarter of 2011 and will be financed through a combination of existing cash and cash equivalents, including proceeds from our public offering on March 17, 2011 of $1,000.0 million aggregate principal amount of 3.25% senior notes due 2016 and $1,500.0 million aggregate principal amount of 4.70% senior notes due 2021, and additional short-term debt financing. Total consideration to be paid to Pride shareholders will be approximately $2,800.0 million of cash and the delivery of approximately 86.0 million Ensco American depositary shares, each representing one Class A ordinary share ("ADS" or "share").  Given the number of rigs under construction by both Ensco and Pride, it is contemplated that subsequent to closing of the merger, our cash flows initially will primarily be dedicated to finance newbuild construction.

    During the quarter ended March 31, 2011, our primary source of cash was $2,462.8 million in proceeds from the issuance of our senior notes and $125.2 million generated from operating activities of continuing operations.  Our primary use of cash for the same period was $131.0 million for the construction, enhancement and other improvement of our drilling rigs, including $88.6 million invested in the construction of two ultra-high specification harsh environment jackup rigs, and $50.2 million for the payment of dividends.

    During the quarter ended March 31, 2010, our primary source of cash was $159.7 million generated from operating activities of continuing operations and $90.0 million of proceeds from the sale of ENSCO 50 and ENSCO 51. Our primary use of cash for the same period was $167.5 million for the construction, enhancement and other improvement of our drilling rigs, including $151.5 million invested in the construction of our ENSCO 8500 Series® rigs.

Cash Flow and Capital Expenditures

    Our cash flow from operating activities of continuing operations and capital expenditures on continuing operations for the quarters ended March 31, 2011 and 2010 were as follows (in millions):

	2011	2010

Cash flow from operating activities of continuing operations	$125.2	$159.7
Capital expenditures on continuing operations
New rig construction	$ 97.1	$151.5
Rig enhancements	22.7	1.9
Minor upgrades and improvements	11.2	14.1
	$131.0	$167.5

    Cash flow from continuing operations declined by $34.5 million, or 22%, during the quarter ended March 31, 2011 as compared to the prior year quarter. The decline resulted primarily from a $119.0 million decline in cash receipts from drilling services, partially offset by a $51.4 million decline in tax payments and a $43.9 million increase in cash receipts from repurchases/redemptions of our auction rate securities.

    We continue to expand the size and quality of our drilling rig fleet.  ENSCO 8503 was delivered in September 2010 and commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011.  ENSCO 8503 is expected to commence drilling operations in the U.S. Gulf of Mexico under a two-year contract during 2011.

    We also have three ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates during the third quarter of 2011 and the first and second half of 2012. ENSCO 8504 is committed under a drilling contract in Brunei, while the other two ENSCO 8500 Series® rigs under construction currently are uncontracted. Our ENSCO 7500 ultra-deepwater semisubmersible rig currently is undergoing an enhancement project in a shipyard in Singapore and is expected to commence drilling operations in Brazil under a two-and-a-half year contract during the third quarter of 2011.

    In conjunction with our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment, we entered into agreements with KFELS in February 2011 to construct two ultra-high specification harsh environment jackup rigs for estimated total construction costs of approximately $230.0 million per rig.  These rigs currently are uncontracted and scheduled for delivery during the first and second half of 2013, respectively.

    Based on our current projections, without taking into consideration the proposed merger with Pride, we expect capital expenditures during 2011 to include approximately $220.0 million for construction of our ENSCO 8500 Series® rigs, approximately $95.0 million for construction of two ultra-high specification harsh environment jackup rigs, approximately $190.0 million for rig enhancement projects and approximately $100.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

    Our long-term debt, total capital and long-term debt to total capital ratios as of March 31, 2011 and December 31, 2010 are summarized below (in millions, except percentages):

	March 31,	December 31,
	2011	2010

Long-term debt	$ 240.1	$ 240.1
Total capital(1)	6,226.8	6,199.6
Long-term debt to total capital(2)	3.9%	3.9%

(1)	Total capital includes long-term debt and Ensco shareholders' equity.

(2)
Due to the redemption features of our senior notes issued in March 2011, as described below, the senior notes were classified as short-term debt on our condensed consolidated balance sheet as of March 31, 2011 and will be reclassified as long-term debt in the event the merger is consummated within the proposed timeframe.

    Senior Notes

    On March 17, 2011, we issued $1,000.0 million aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1,500.0 million aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the “Notes”) in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Indenture”), and a Supplemental Indenture between us and the Trustee, dated March 17, 2011 (the “Supplemental Indenture”).

    We intend to use the proceeds from the sale of the Notes to fund a portion of the cash consideration payable in connection with the proposed merger with Pride.  However, in the event that, for any reason, (i) we do not consummate the merger prior to 5:00 p.m., New York City time, on February 3, 2012 or (ii) the merger agreement with Pride is terminated at any time before such time but after September 17, 2011, the Company must redeem all of the Notes at a redemption price equal to 102% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the special mandatory redemption date.  If the merger agreement with Pride is terminated at any time on or before September 17, 2011, we must redeem the Notes at a redemption price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the special mandatory redemption date.  “Special mandatory redemption date” means the earlier to occur of (1) March 9, 2012, if the merger has not been consummated prior to 5:00 p.m., New York City time, on February 3, 2012, or (2) the 35th day (or if such day is not a business day, the first business day thereafter) following the termination of the merger agreement with Pride for any reason.

    Due to the aforementioned redemption features, the Notes were classified as short-term debt on our condensed consolidated balance sheet as of March 31, 2011 and will be reclassified as long-term debt in the event the merger is consummated within the above described timeframe.  Moreover, interest payments on the Notes will total $82.7 million for the year ended 2011 and $103.0 million on an annual basis thereafter.

    We may also redeem each series of the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Notes, the Indenture and the Supplemental Indenture also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. The Supplemental Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Revolving Credit Facility

    We have a $700.0 million unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks.   The Credit Facility has a four-year term, expiring in May 2014.  Advances under the Credit Facility generally bear interest at LIBOR plus an applicable margin rate (currently 2.0% per annum), depending on our credit rating.  We are required to pay an annual undrawn facility fee (currently .25% per annum) on the total $700.0 million commitment, which is also based on our credit rating.  We also are required to maintain a debt to total capitalization ratio less than or equal to 50% under the Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Credit Facility up to $850.0 million.  We had no amounts outstanding under the Credit Facility as of March 31, 2011 and December 31, 2010.

    Other Financing

    On February 6, 2011, we entered into a bridge commitment letter (the “Commitment Letter”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (“Citi”). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2,750.0 million unsecured bridge term loan facility (the “Bridge Term Facility”) to fund a portion of the cash consideration in the merger with Pride.  Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the proposed merger with Pride, and accordingly the Bridge Term Facility was terminated.

    We filed a Form S-3 Registration Statement with the Securities and Exchange Commission ("SEC") in January 2009, which provides us the ability to issue debt and/or equity securities in one or more offerings.  The registration statement was immediately effective and expires in January 2012.

    As of March 31, 2011, we had an aggregate $108.4 million outstanding under two separate bond issues guaranteed by the United States of America, acting by and through the United States Department of Transportation, Maritime Administration, that require semiannual principal and interest payments. We also make semiannual interest payments on $150.0 million of 7.20% debentures due in 2027.

    The Board of Directors of our U.S. subsidiary and predecessor, ENSCO International Incorporated  ("Ensco Delaware"), previously authorized the repurchase of up to $1,500.0 million of our ADSs.  In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share).  No shares were repurchased under the share repurchase programs during the quarter ended March 31, 2011.  Although $562.4 million remained available for repurchase as of March 31, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Liquidity

    Our liquidity position as of March 31, 2011 and December 31, 2010 is summarized in the table below (in millions, except ratios):

	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$3,432.1	$1,050.7
Working capital	952.8	1,087.7
Current ratio*	1.3	4.1

*
Due to the redemption features of our senior notes issued in March 2011, as described above, the Notes were classified as short-term debt on our condensed consolidated balance sheet as of March 31, 2011 and will be reclassified as long-term debt in the event the merger is consummated within the proposed timeframe.

    We expect to fund the cash component of the merger consideration payable in connection with the proposed merger with Pride from existing cash and cash equivalents, including proceeds from the issuance of our Notes, and additional short-term debt financing. In addition, we intend to use such internal cash resources and financing as well as cash and cash equivalents of Pride following the merger to pay advisory, legal, valuation and other professional fees incurred by both Ensco and Pride of approximately $83.0 million, ADS issuance costs of approximately $70.0 million, as well as change in control severance payments to certain Pride employees of approximately $44.0 million.  Upon completion of the proposed merger, we will increase our indebtedness, which will include Pride’s debt obligations that will remain outstanding after the merger. In addition, various commitments and contractual obligations in connection with Pride’s normal course of business will remain outstanding after the merger, including obligations associated with Pride’s newbuild program.

    Without taking into consideration the proposed merger with Pride, we expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends, stock repurchases or working capital requirements, from our cash and cash equivalents and operating cash flow.  We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, operating cash flow and, if necessary, funds borrowed under our Credit Facility or other future financing arrangements. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

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

MARKET RISK

    We use foreign currency forward contracts ("derivatives") to reduce our exposure to foreign currency exchange rate risk. Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars, however, a portion of the expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar.  We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We occasionally employ an interest rate risk management strategy that utilizes derivative instruments to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates.

    We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various foreign currencies.  As of March 31, 2011, $176.6 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $118.4 million was hedged through derivatives.

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

    As of March 31, 2011, we had derivatives outstanding to exchange an aggregate $275.5 million for various foreign currencies, including $135.4 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of March 31, 2011 would approximate $26.8 million, including $9.3 million related to our Singapore dollar exposures.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 17 months.  See Note 4 to our condensed consolidated financial statements for additional information on our derivative instruments.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

    Property and Equipment

    As of March 31, 2011, the carrying value of our property and equipment totaled $5,259.1  million, which represented 54% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

    For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

    Income Taxes

    We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of March 31, 2011, our condensed consolidated balance sheet included a $340.6 million net deferred income tax liability, a $13.7 million liability for income taxes currently payable and a $20.2 million liability for unrecognized tax benefits.

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

    Tax returns are routinely subject to audit in most jurisdictions and tax liabilities are occasionally finalized through a negotiation process. While we have not historically experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•
The Internal Revenue Service and/or Her Majesty's Revenue and Customs may disagree with our interpretation of tax laws, treaties, or regulations with respect to our redomestication to the U.K. in December 2009.

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

    During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    Shareholder Class Actions

    On February 10, 2011, a lawsuit styled Saratoga Advantage Trust vs. Pride International, Inc., et al., was filed in the Court of Chancery of the State of Delaware.  This is a purported shareholder class action brought on behalf of the holders of Pride International, Inc. common stock against Pride, Pride’s directors and Ensco plc arising out of the proposed sale of Pride to Ensco in a stock and cash transaction valued at $41.60 per share of Pride common stock.  The lawsuit alleges that the proposed transaction undervalues Pride’s shares, that Pride and the individual (director) defendants violated their fiduciary duties by approving the proposed merger, failing to take steps to maximize value to Pride’s stockholders and failing to disclose material information concerning the proposed merger in the registration statement on Form S-4, and that Ensco aided and abetted the breach of fiduciary duties.  The lawsuit seeks injunctive relief, a declaration of breach of fiduciary duties, an order requiring the individual defendants to properly exercise their fiduciary duties, and a declaration that the proposed transaction is void or, if consummated, ordering rescission, and attorneys’ fees and costs.

    On February 11, 2011, substantially similar actions were filed in the District Court of Harris County Texas styled Abrams vs. Pride International, Inc., et al., and Astor BK Realty Trust vs. Louis A. Raspino, et al. On February 17, 2011, a substantially similar action was filed in the Court of Chancery of the State of Delaware styled Elizabeth Wiggs-Jacques vs. Pride International, Inc., et al. These also are purported shareholder class actions against Pride and its individual directors, which name ENSCO International Incorporated and ENSCO Ventures LLC as parties defendant.

    On March 2, 2011 and March 8, 2011, substantially similar actions were filed in the Court of Chancery of the State of Delaware and the United States District Court, Southern District of Texas, Houston Division styled Barry S. Smith vs. Pride International, Inc., et al., and Booth Family Trust vs. Pride International, Inc., et al., respectively. These also are purported shareholder class actions against Pride and its individual directors, which name Ensco plc, ENSCO International Incorporated and ENSCO Ventures LLC as parties defendant.

    Three of these actions recently were consolidated in Delaware and the remaining three recently were consolidated in Texas.  We intend to vigorously defend against all of these claims. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

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

    Our internal investigation has essentially been concluded. Discussions were held with the authorities to review the results of the investigation and discuss associated matters during 2009 and the first half of 2010.  In May 2010, we received notification from the SEC Division of Enforcement advising that it does not intend to recommend any enforcement actions.  We expect to receive a determination by the United States Department of Justice in the near-term.

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

    ENSCO 74 Loss

    In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the Gulf of Mexico. Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by the oil tanker SKS Satilla in March 2009.  During the fourth quarter of 2010, wreck removal operations on the sunken rig hull of ENSCO 74 were completed.

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

    On April 26, 2010, we obtained a temporary injunction from the Texas Court that effectively prohibits the insurance underwriters from pursuing litigation they filed in the U.K.  On July 27, 2010, we agreed with underwriters to submit the matter to arbitration, which will be held in Houston, Texas in the near-term.  The U.K. litigation has been dismissed and the Dallas District Court litigation has been stayed.  Until these proceedings are concluded, there can be no assurances as to the ultimate outcome.

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

    Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims which seek a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The matter is scheduled for trial in June 2011.

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

    We were recently notified that the Houston firm representing the plaintiffs in all 65 claims had dissolved effective as of November 30, 2010.  Currently, the plaintiffs are represented by local Mississippi counsel, and we expect that additional counsel located in Tyler, Texas will be entering as counsel of record.  The impact, if any, of the substitution of counsel is unknown at this time.

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

    Following a hearing held on January 12, 2011, our motion for reconsideration of the dismissal of Counts I and II was denied, both our motion for an injunction addressing Count IV (unreasonable delay in processing permits) and the government’s motion to dismiss or for summary judgment on that count and on Counts V and VI (relating to documentary and permitting requirements for development and production activities) were denied, and the government’s opposition to our motion to file a new amended complaint (which, inter alia, adds ATP Oil & Gas Corporation as a co-plaintiff) was denied.  The judge also ordered that the matter be brought to trial expeditiously and moved the trial date from July 25, 2011 to May 16, 2011.  On February 17, 2011, the Court rescinded and vacated its previous order and granted Ensco's motion for a preliminary injunction compelling the BOEM to process five pending drilling permit applications related to Ensco rigs within 30 days.  Thereafter, the U.S. Court of Appeal for the Fifth Circuit issued a stay of the injunction at the government's request which Ensco and ATP Oil and Gas Corporation have opposed.  On March 4, 2011, the U.S. Court of Appeal for the Fifth Circuit granted the defendants summary judgement on Count IV and denied both parties' summary judgement motions on Count V.  There can be no assurances as to the ultimate outcome of these proceedings.

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

Item 1A.  Risk Factors

    There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth below.

WORLD POLITICAL EVENTS, TERRORIST ATTACKS, PIRACY AND MILITARY ACTION COULD AFFECT THE MARKETS FOR OUR SERVICES AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND COST AND AVAILABILITY OF INSURANCE.

    World political events have resulted in military action in Afghanistan, Iraq and Libya; terrorist, pirate and other armed attacks globally; and civil unrest, political demonstrations, mass strikes and government responses in North Africa and the Middle East. Military action by the United States or other nations could escalate; further acts of terrorism, piracy, kidnapping, extortion and acts of war may occur; and violence, civil war and general disorder may continue in North Africa and the Middle East. Such acts of terrorism, piracy, kidnapping, extortion, violence, civil war, mass strikes and government responses could be directed against companies such as ours. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for our products and services. Insurance premiums could increase and coverages may be unavailable in the future. Any or all of these effects could have a material adverse effect on our business.

BUSINESS ISSUES CURRENTLY FACED BY ONE COMPANY MAY BE IMPUTED TO THE OPERATIONS OF THE OTHER COMPANY AFTER THE MERGER.

    To the extent that either Ensco or Pride currently has or is perceived by customers to have operational challenges, such as timely or efficient performance, safety issues or workforce issues, those challenges may raise concerns by existing customers of the other company following the merger that may limit or impede Ensco’s future ability to obtain additional work from those customers.

ENSCO’S CONTRACT DRILLING REVENUES AFTER THE MERGER COULD DECLINE IF PARTIES WHO ARE CURRENTLY CUSTOMERS OF BOTH ENSCO AND PRIDE ELECT TO REDUCE THEIR RELIANCE ON THE COMBINED COMPANIES AFTER THE MERGER.

    Ensco and Pride currently have some customer overlap. If any of these customers decrease their amount of business with either company following the merger to reduce their reliance on a single company, such decrease in business could adversely impact the sales and profitability of the combined companies following the merger.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The following table provides a summary of repurchases of our ADSs during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities
			Total Number	Approximate
			of ADSs	Dollar Value of
			Purchased as	ADSs that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	ADSs	Price Paid	Plans or	Under Plans
Period	Purchased	per ADS	Programs	or Programs

January 1 - January 31	418	$52.01	--	$562,000,000
February 1 - February 28	3,303	55.30	--	562,000,000
March 1 - March 31	5,882	55.93	--	562,000,000
Total	9,603	$55.54	--

    During the quarter ended March 31, 2011, repurchases of our ADSs were primarily made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such ADSs remain available for reissuance in connection with employee and non-employee director share awards.

    The Board of Directors of Ensco Delaware previously authorized the repurchase of up to $1,500.0 million of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of our ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share).  No shares were repurchased under the share repurchase programs during the quarter ended March 31, 2011. Although $562.4 million remained available for repurchase as of March 31, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Item 6.   Exhibits

Exhibit No.

2.1
Agreement and Plan of Merger by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated, and ENSCO Ventures LLC, dated as of February 6, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2011).

2.2
Amendment to Agreement and Plan of Merger by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated and ENSCO Ventures LLC, dated as of March 1, 2011 (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 filed on March 3, 2011, File No. 333-172587).

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

4.3
Indenture dated as of March 17, 2011 (the “Indenture”) by and between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registration Statement of the Company on Form S-3 (File No. 333-156705) filed on March 17, 2011).

4.4
First Supplemental Indenture dated as of March 17, 2011 by and between the Company and the Trustee (incorporated by reference to Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registration Statement of the Company on Form S-3 (File No. 333-156705) filed on March 17, 2011).

4.5
Form of Global Note for 3.250% Senior Notes due 2016 (incorporated by reference to Exhibit A of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registration Statement of the Company on Form S-3 (File No. 333-156705) filed on March 17, 2011).

4.6
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registration Statement of the Company on Form S-3 (File No. 333-156705) filed on March 17, 2011).

10.1	Bridge Commitment Letter dated February 6, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2011).
*10.2
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011.

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

Ensco plc

_________________________________________
Date: April 29, 2011	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President - Chief Financial Officer

_________________________________________
/s/ DAVID A. ARMOUR David A. Armour Vice President - Finance

_________________________________________
/s/ DOUGLAS J. MANKO Douglas J. Manko Controller and Assistant Secretary

49