Form 10-Q
period 2011-06-30
Ensco plc
filed 2011-08-09
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)

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

As of August 4, 2011, there were 230,493,455 American depositary shares of the registrant issued and outstanding, each representing one Class A ordinary share.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

EXPLANATORY NOTE

   On May 31, 2011 (the “Merger Date”), Ensco plc completed a merger transaction (the “Merger”) with Pride International, Inc., a Delaware corporation (“Pride”), ENSCO International Incorporated, a Delaware corporation and a wholly-owned subsidiary and predecessor of Ensco plc (“Ensco Delaware”), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc (“Merger Sub”). Pursuant to the Agreement and Plan of Merger, dated as of February 6, 2011 (as amended, the “Merger Agreement”), among Ensco plc, Pride, Ensco Delaware and Merger Sub, and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.

    In connection with the integration of Pride’s operations, we are in the process of changing the names of most of Pride’s fleet in accordance with our naming convention.  For purposes of this quarterly report, we used the new names whether or not the name change had been legally completed.  For a list of the new and old rig names, see the most recent Fleet Status Report posted in the Investor Relations section of our website at www.enscoplc.com.

FORWARD-LOOKING STATEMENTS

    Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will” and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; expected effects, results and synergies from the integration of Pride’s operations; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of the Macondo well incident; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

    Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to successfully integrate the operations of Ensco and Pride as contemplated and to realize the anticipated benefits of the Merger;
•	our ability to meet our increased debt service obligations as a result of the Merger and to fund planned expenditures, including construction costs for our remaining newbuild construction projects;
•
our ability to realize expected benefits from the December 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco’s corporate structure (the “redomestication”), including changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate;

•
the continued impact of the Macondo well incident on offshore drilling operations, including current and any future actual or de facto drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blow-out preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, such as the Gulf of Mexico during hurricane season;

•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs;

•
future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
downtime and other risks associated with offshore rig operations or rig relocations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;
•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our construction contracts with two shipyards, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery, or changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service;

•	actual contract commencement dates;

•	environmental or other liabilities, risks or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal) or otherwise;

•	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise;

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

•	terrorism, piracy or military action impacting our operations, assets or financial performance;
•
the outcome of litigation, legal proceedings, investigations or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, claims related to the Seahawk bankruptcy and related matters, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties and any failure to negotiate or complete definitive contracts following announcements of receipt of letters of intent;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments;

•	potential long-lived asset or goodwill impairments; and
•
the additional risks, uncertainties and assumptions described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and in “Item 1A. Risk Factors” in Part II of this report.

    In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended December 31, 2010, as updated in our subsequent quarterly reports on Form 10-Q, which are available on the SEC’s website at www.sec.gov.  Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries as of June 30, 2011, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 9, 2011

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,

	2011	2010

OPERATING REVENUES	$564.2	$411.4

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	286.3	206.0
Depreciation	83.5	51.9
General and administrative	47.4	22.0
	417.2	279.9
OPERATING INCOME	147.0	131.5

OTHER INCOME (EXPENSE), NET	(18.1)	12.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	128.9	144.3

PROVISION FOR INCOME TAXES
Current income tax expense	27.9	28.7
Deferred income tax benefit	(2.6)	(6.3)
	25.3	22.4
INCOME FROM CONTINUING OPERATIONS	103.6	121.9

INCOME FROM DISCONTINUED OPERATIONS, NET	--	6.0

NET INCOME	103.6	127.9

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.7)	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$101.9	$126.3

EARNINGS PER SHARE - BASIC
Continuing operations	$ .59	$ .85
Discontinued operations	--	.04
	$ .59	$ .89
EARNINGS PER SHARE - DILUTED
Continuing operations	$ .59	$ .85
Discontinued operations	--	.04
	$ .59	$ .89

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$100.9	$124.8
Diluted	$100.9	$124.8
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	169.8	140.9
Diluted	170.2	140.9
CASH DIVIDENDS PER SHARE	$ .35	$ .35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)
	Six Months Ended June 30,

	2011	2010

OPERATING REVENUES	$925.7	$860.0

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	477.9	388.4
Depreciation	143.0	103.6
General and administrative	77.5	42.6
	698.4	534.6
OPERATING INCOME	227.3	325.4

OTHER INCOME (EXPENSE), NET	(15.9)	15.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	211.4	341.3

PROVISION FOR INCOME TAXES
Current income tax expense	54.2	51.9
Deferred income tax (benefit) expense	(11.9)	5.5
	42.3	57.4
INCOME FROM CONTINUING OPERATIONS	169.1	283.9

INCOME FROM DISCONTINUED OPERATIONS, NET	--	35.6

NET INCOME	169.1	319.5

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.6)	(3.4)

NET INCOME ATTRIBUTABLE TO ENSCO	$166.5	$316.1

EARNINGS PER SHARE - BASIC
Continuing operations	$ 1.06	$ 1.97
Discontinued operations	--	.25
	$ 1.06	$ 2.22
EARNINGS PER SHARE - DILUTED
Continuing operations	$ 1.06	$ 1.97
Discontinued operations	--	.25
	$ 1.06	$ 2.22
NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$164.5	$312.2
Diluted	$164.5	$312.2
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	155.6	140.8
Diluted	155.9	140.9
CASH DIVIDENDS PER SHARE	$ .70	$ .375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 554.0	$1,050.7
Accounts receivable, net	682.9	214.6
Other	329.4	171.4
Total current assets	1,566.3	1,436.7

PROPERTY AND EQUIPMENT, AT COST	13,901.3	6,744.6
Less accumulated depreciation	1,792.5	1,694.7
Property and equipment, net	12,108.8	5,049.9
GOODWILL	3,295.0	336.2

OTHER ASSETS, NET	541.3	228.7
	$17,511.4	$7,051.5

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$ 553.1	$ 163.5
Accrued liabilities and other	504.2	168.3
Short-term debt	89.9	--
Current maturities of long-term debt	47.5	17.2
Total current liabilities	1,194.7	349.0

LONG-TERM DEBT	4,917.4	240.1

DEFERRED INCOME TAXES	364.1	358.0

OTHER LIABILITIES	456.9	139.4

COMMITMENTS AND CONTINGENCIES

ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 235.8 million and 150.0 million shares issued	23.6	15.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,209.9	637.1
Retained earnings	5,340.8	5,305.0
Accumulated other comprehensive income	14.8	11.1
Treasury shares, at cost, 5.7 million shares and 7.1 million shares	(17.5)	(8.8)
Total Ensco shareholders' equity	10,571.7	5,959.5

NONCONTROLLING INTERESTS	6.6	5.5
Total equity	10,578.3	5,965.0
	$17,511.4	$7,051.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$ 169.1	$ 319.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	143.0	103.6
Share-based compensation expense	22.2	22.4
Deferred income tax (benefit) expense	(11.9)	5.5
Amortization expense	14.9	16.0
Loss on asset impairment	--	12.2
Income from discontinued operations, net	--	(.7)
Gain on disposal of discontinued operations, net	--	(34.9)
Other	(12.9)	5.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(102.3)	23.9
Decrease in other assets	31.4	.1
Decrease in liabilities	(77.7)	(97.6)
Net cash provided by operating activities of continuing operations	175.8	375.4

INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	(2,656.0)	--
Additions to property and equipment	(265.6)	(336.6)
Proceeds from disposal of discontinued operations	--	132.4
Proceeds from disposition of assets	44.4	.7
Other	(4.5)	--
Net cash used in investing activities	(2,881.7)	(203.5)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	--
Reduction of long-term borrowings	(189.6)	(8.6)
Cash dividends paid	(130.7)	(53.6)
Commercial paper borrowings, net	89.9	--
Debt financing costs	(31.8)	(6.2)
Other	8.5	(12.4)
Net cash provided by (used in) financing activities	2,209.1	(80.8)

Effect of exchange rate changes on cash and cash equivalents	.1	(.7)
Net cash provided by operating activities of discontinued operations	--	5.3

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(496.7)	95.7

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,050.7	1,141.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 554.0	$1,237.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Unaudited Condensed Consolidated Financial Statements

    We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2010 condensed consolidated balance sheet data were derived from our 2010 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

    The financial data for the three-month and six-month periods ended June 30, 2011 and 2010 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

    Results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.  It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

Note 2 - Acquisition of Pride International, Inc.

    On May 31, 2011 (the “Merger Date”), Ensco plc completed a merger transaction (the “Merger”) with Pride International, Inc., a Delaware corporation (“Pride”), ENSCO International Incorporated, a Delaware corporation and a wholly-owned subsidiary and predecessor of Ensco ("Ensco Delaware"), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc (“Merger Sub”). Pursuant to the Agreement and Plan of Merger, dated as of February 6, 2011 (as amended, the "Merger Agreement"), among Ensco plc, Pride, Ensco Delaware and Merger Sub, and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.

    The Merger expands our deepwater fleet with drillship assets, increases our presence in the floater markets as well as various major offshore drilling provinces and establishes Ensco with the world's second largest offshore drilling rig fleet.  Revenues and net income of Pride from the Merger Date were $151.2 million and $24.3 million, respectively, included in our condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2011.

    Consideration

    As a result of the Merger, each outstanding share of Pride’s common stock (other than shares of common stock held directly or indirectly by Ensco, Pride or any wholly-owned subsidiary of Ensco or Pride (which were cancelled as a result of the Merger) and those shares held by certain U.K. residents if determined by Ensco) were converted into the right to receive $15.60 in cash and 0.4778 Ensco American depositary shares, each representing one Class A ordinary share ("ADS" or "share").  Under certain circumstances, U.K. residents received all cash consideration as a result of compliance with legal requirements. The total consideration delivered in the Merger was $7.4 billion, consisting of $2.8 billion of cash, 85.8 million Ensco ADSs with an aggregate value of $4.6 billion based on the closing price of Ensco ADSs of $53.32 on the Merger Date and the estimated fair value of $35.4 million of vested Pride employee stock options assumed by Ensco.

   The following table summarizes the components of the merger consideration (dollars in millions, except per share amounts):

Share consideration paid:
179.7 million outstanding shares of Pride common stock converted to 85.8 million of Ensco ADSs using the exchange ratio of 0.4778 and valued at $53.32 per share	$4,577.5

Cash and other consideration paid:
179.7 million outstanding shares of Pride common stock at $15.60 per share	2,803.0
Estimated fair value of 2.5 million vested Pride employee stock options assumed by Ensco	35.4
Merger consideration	$7,415.9

    Assets Acquired and Liabilities Assumed

    The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recorded at their estimated fair values as of the Merger Date. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair value estimates set forth below are subject to adjustment during a one year measurement period subsequent to the acquisition date as permitted under GAAP.  The estimated fair values of certain assets and liabilities, including inventory, taxes and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period.  The provisional amounts recorded for assets acquired and liabilities assumed were based on preliminary estimates of their fair values as of the Merger Date and were as follows:

Estimated Fair Value
Assets:
Cash and cash equivalents	$ 147.0
Accounts receivable*	371.3
Other current assets	150.9
Property and equipment	6,758.8
Other assets	343.7
Liabilities:
Accounts payable and accrued liabilities and other	539.8
Debt	2,436.0
Deferred income tax liabilities	19.0
Other liabilities	319.8
Net assets acquired	$4,457.1
Less merger consideration	7,415.9
Goodwill	$2,958.8

    *Gross contractual amounts receivable totaled $394.7 million as of the Merger Date.

    Property and Equipment

    Property and equipment acquired in connection with the Merger consisted primarily of drilling rigs and related equipment, including seven drillships (two of which are under construction), 12 semisubmersible rigs and seven jackup rigs.  We recorded step-up adjustments in the aggregate of $285.5 million to record the estimated fair value of Pride’s drilling rigs and related equipment, which were primarily based on an income approach valuation model.  We estimated remaining useful lives for Pride’s drilling rigs, which ranged from 10 to 35 years based on original estimated useful lives of 30 to 35 years.

    In connection with the integration of Pride’s operations, we are in the process of changing the names of most of Pride’s fleet in accordance with our naming convention.  For purposes of the notes to the condensed consolidated financial statements, we used the new names whether or not the name change had been legally completed.

    Goodwill

    Goodwill recognized as a result of the Merger was calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other intangible assets acquired that could not be individually identified and separately recognized.  Goodwill specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pride with the operations of Ensco and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the Merger Date.  In addition, goodwill is not expected to be tax deductible.

   Goodwill recognized as a result of the Merger preliminarily was allocated to our reportable segments as follows (in millions):

Deepwater	$2,485.1
Midwater	473.7
Jackup	--
Total	$2,958.8

    Other Intangible Assets and Liabilities

    We recorded intangible assets and liabilities in the aggregate of $209.0 million and $276.0 million, respectively, representing the estimated fair values of Pride's firm drilling contracts in place at the Merger Date with favorable or unfavorable contract terms as compared to current market day rates for comparable drilling rigs.  The various factors considered in the determination of these fair values were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the Merger Date.  The intangible assets and liabilities were calculated based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.  After amortizing $5.1 million of net contract intangible revenues in June 2011, the remaining balances were $202.5 million of intangible assets included in other current assets and other assets, net, and $264.4 million of intangible liabilities included in accrued liabilities and other and other liabilities on our condensed consolidated balance sheet as of June 30, 2011.  These balances will be amortized to operating revenues over the respective remaining drilling contract terms on a straight-line basis.  Amortization income (expense) for these intangible assets and liabilities is estimated to be $51.8 million for the remainder of 2011, $23.0 million for 2012, $7.9 million for 2013, ($4.8) million for 2014, ($15.6) million for 2015 and ($400,000) thereafter.

    We recorded an intangible liability of $36.0 million for the estimated fair value of an unfavorable drillship construction contract which was determined by comparing the firm obligations for the remaining construction of the ENSCO DS-6 as of May 31, 2011 to current market rates for the construction of a similar design drilling rig. The unfavorable construction contract liability is calculated based on the present value of the difference in cash outflows for the remaining contractual payments as compared to a hypothetical contract with the same remaining contractual payments at current market rates using a risk-adjusted discount rate and estimated effective income tax rate.  This liability will be amortized over the estimated useful life of ENSCO DS-6 as a reduction of depreciation expense beginning on the date the rig is placed into service.

    Debt

    We assumed Pride's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.500% senior notes due 2019, $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (collectively the "Pride Notes") and $151.5 million aggregate principal amount of Maritime Administration ("MARAD") bonds due 2016.  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Pride Notes.  See "Note 18 - Guarantee of Registered Securities" for additional information on the guarantee of the Pride Notes.  A step-up adjustment of $406.2 million was recorded to adjust the Pride Notes and the MARAD bonds to their aggregate estimated fair value. The adjustment was based on quoted market prices for Pride’s publicly traded debt and an income approach valuation model for Pride’s non-publicly traded debt. In addition, we assumed debt outstanding with respect to Pride's senior unsecured revolving credit facility totaling $181.0 million, which was repaid in full and the facility terminated.

    Merger-Related Costs

    Merger-related transaction costs consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $17.3 million and $23.8 million for the three-month and six-month periods ended June 30, 2011, respectively, and were expensed as incurred and included in general and administrative expense on our condensed consolidated statements of income.  Debt issuance costs of $27.2 million associated with our senior notes issued in March 2011 and bridge term facility issued in February 2011 were deferred and will be amortized to interest expense over the lives of the respective debt arrangements.  The costs of $70.5 million associated with the Ensco ADSs issued to effect the Merger were recorded as a reduction to additional paid-in capital.

    Deferred Taxes

    The acquisition of a business through the purchase of its common stock generally is treated as a “nontaxable” transaction.  The acquisition of Pride was executed through the acquisition of its outstanding common stock and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Pride were assumed as of the acquisition date. However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed. As of the acquisition date, a decrease of $24.2 million to Pride’s net deferred tax liability was recognized.

    Deferred tax assets and liabilities recognized in connection with the Merger were measured at rates enacted as of the acquisition date. Tax rate changes, or any deferred tax adjustments for new tax legislation, following the acquisition date will be reflected in our operating results in the period in which the change in tax laws or rate is enacted.

   Contingencies

    In connection with the Merger, we recognized contingent liabilities resulting from certain lawsuits, claims or proceedings existing as of the Merger Date. These matters existed as of the Merger Date as Pride was involved from time to time as party to governmental investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows. See “Note 15 – Commitments and Contingencies” for additional information on contingencies.

    Pro Forma Impact of the Merger

    The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed on January 1, 2010.  The pro forma results include, among others,  (i) the amortization associated with an estimate of the acquired intangible assets and liabilities, (ii) interest expense associated with debt used to fund a portion of the Merger and (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property and equipment and reduction to interest expense for adjustments to debt.  The pro forma results do not include any potential synergies, non-recurring charges which result directly from the Merger, cost savings or other expected benefits of the Merger.  Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger and related borrowings had occurred on January 1, 2010, nor are they indicative of future results.

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$880.8	$773.2	$1,642.1	$1,591.1
Net income	110.7	186.5	183.5	447.4
Earnings per share - basic	0.42	0.77	0.74	1.78
Earnings per share - diluted	0.42	0.76	0.74	1.78

Note 3 - Fair Value Measurements

    The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of June 30, 2011
Supplemental executive retirement plan assets	$27.0	$ --	$ --	$27.0
Derivatives, net	--	13.7	--	13.7
Total financial assets	$27.0	$13.7	$ --	$40.7
As of December 31, 2010
Auction rate securities	$ --	$ --	$44.5	$44.5
Supplemental executive retirement plan assets	23.0	--	--	23.0
Derivatives, net	--	16.4	--	16.4
Total financial assets	$23.0	$16.4	$44.5	$83.9

    Auction Rate Securities

    As of December 31, 2010, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $50.1 million (par value) and were included in other assets, net, on our condensed consolidated balance sheet. During the quarter ended March 31, 2011, $42.0 million (par value) of our auction rate securities were repurchased at par and $8.1 million (par value) were sold at 90% of par. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2010. The following table summarizes the fair value measurements of our auction rate securities using significant Level 3 inputs, and changes therein, for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Beginning balance	$ --	$ 55.4	$ 44.5	$ 60.5
Sales	--	(10.5)	(49.3)	(15.9)
Realized losses*	--	--	(0.1)	--
Unrealized gains*	--	.3	4.9	.6
Transfers in and/or out of Level 3	--	--	--	--
Ending balance	$ --	$ 45.2	$ --	$ 45.2

*Realized losses and unrealized gains were included in other income, net, in our condensed consolidated statements of income.

    Supplemental Executive Retirement Plan Assets

    Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that accord eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. The fair value measurement of assets held in the SERP was based on quoted market prices.

    Derivatives

    Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of June 30, 2011 and December 31, 2010. See "Note 6 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

   Other Financial Instruments

    The carrying values and estimated fair values of our long-term debt instruments as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

4.70% Senior notes due 2021	$1,471.2	$1,514.3	$ --	$ --
6.875% Senior notes due 2020	1,063.1	1,048.9	--	--
3.25% Senior notes due 2016	992.8	1,017.5	--	--
8.50% Senior notes due 2019	639.1	634.4	--	--
7.875% Senior notes due 2040	385.6	373.8	--	--
7.20% Debentures due 2027	149.0	167.8	148.9	165.0
4.33% Bonds, including current maturities, due 2016	164.3	164.4	--	--
6.36% Bonds, including current maturities, due 2015	57.0	64.4	63.4	71.9
4.65% Bonds, including current maturities, due 2020	42.8	48.4	45.0	50.6

    The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2011 and December 31, 2010.

Note 4 - Property and Equipment

    Property and equipment as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Drilling rigs and equipment	$11,318.2	$5,175.2
Other	82.4	50.4
Work in progress	2,500.7	1,519.0
	$13,901.3	$6,744.6

    Drilling rigs and equipment increased $6.1 billion during 2011 primarily due to the Merger.  The fair values recorded for Pride's drilling rigs and equipment as of the Merger Date was $5.5 billion which included five drillships, 12 semisubmersible rigs and seven jackup rigs.

    Work in progress increased $981.7 million during 2011 primarily related to the Merger. The fair values recorded for Pride’s work in progress as of the Merger Date was $1.3 billion.  Work in progress as of June 30, 2011 primarily consisted of $1.1 billion related to the construction of our ENSCO 8500 Series® ultra-deepwater semisubmersible rigs, $1.1 billion related to the construction of our ENSCO DS-5, ENSCO DS-6 and ENSCO DS-7 ultra-deepwater drillships, which were acquired in connection with the Merger, and costs associated with various modification and enhancement projects. Work in progress as of December 31, 2010 primarily consisted of $1,401.1 million related to the construction of our ENSCO 8500 Series® ultra-deepwater semisubmersible rigs and costs associated with various modification and enhancement projects.

Note 5 - Debt

    Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

4.70% Senior notes due 2021	$1,471.2	$ --
6.875% Senior notes due 2020	1,063.1	--
3.25% Senior notes due 2016	992.8	--
8.50% Senior notes due 2019	639.1	--
7.875% Senior notes due 2040	385.6	--
7.20% Debentures due 2027	149.0	--
4.33% Bonds due 2016	164.3	148.9
6.36% Bonds due 2015	57.0	63.4
4.65% Bonds due 2020	42.8	45.0
Commercial paper	89.9	--

Less current maturities	(137.4)	(17.2)
Total long-term debt	$4,917.4	$240.1

Acquired Debt

    In connection with the Merger, we assumed Pride’s outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million 8.500% senior notes due 2019, $300.0 million 7.875% senior notes due 2040 and $151.5 million of MARAD bonds due 2016.  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Pride Notes.  See "Note 18 - Guarantee of Registered Securities" for additional information on the guarantee of the Pride Notes.  In addition, we assumed debt outstanding with respect to Pride’s senior unsecured revolving credit facility totaling $181.0 million, which was repaid in full and the facility terminated.

    We may also redeem each series of the Pride Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Pride Notes also contain customary events of default, including failure to pay principal or interest on the Pride Notes when due, among others. The Pride Notes contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Senior Notes

    On March 17, 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the “Notes”) in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Indenture”), and a supplemental indenture between us and the Trustee, dated March 17, 2011 (the “Supplemental Indenture”). The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

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

    Five-Year Credit Facility

On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes.  On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. The Five-Year Credit Facility has a five-year term, expiring in May 2016, and replaces our $700.0 million four-year credit agreement which was scheduled to mature in May 2014.  Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion.  We had no amounts outstanding under the Five-Year Credit Facility or our prior credit agreement as of June 30, 2011 and December 31, 2010, respectively.

    364-Day Credit Facility

    On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied.  On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for Ensco to use for general corporate purposes. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. The 364-Day Credit Facility has a one-year term, expiring in May 2012, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility.  Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 11, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.50% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.10% per annum) on the total $450.0 million commitment, which is also based on our credit rating. We also are required to maintain a debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million.  We had no amounts outstanding under the 364-Day Credit Facility as of June 30, 2011.

Commercial Paper

    On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million.  On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had $89.9 million outstanding under our commercial paper program as of June 30, 2011 which was classified as short-term debt on our condensed consolidated balance sheet.

Bridge Term Facility

    On February 6, 2011, we entered into a bridge commitment letter (the “Commitment Letter”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (“Citi”). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2.8 billion unsecured bridge term loan facility (the “Bridge Term Facility”) to fund a portion of the cash consideration in the Merger.  Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the proposed Merger.  Accordingly, the Bridge Term Facility was terminated.

    Maturities

    The aggregate maturities of our debt, excluding net unamortized premiums of $363.6 million, as of June 30, 2011 were as follows (in millions):

2011	$ 113.6
2012	47.5
2013	47.5
2014	47.5
2015	47.5
Thereafter	4,387.6
Total	$4,691.2

   Interest expense totaled $19.6 million and $23.7 million for the three-month and six-month periods ended June 30, 2011, respectively, which was net of amounts capitalized of $22.0 million and $36.4 million in connection with our newbuild construction during the same periods, respectively.  All interest expense incurred during each of the three-month and six-month periods ended June 30, 2010 was capitalized in connection with our newbuild construction.

Note 6 - Derivative Instruments

    Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts ("derivatives") to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of June 30, 2011 and December 31, 2010, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

    All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  As of June 30, 2011 and December 31, 2010, our condensed consolidated balance sheets included net foreign currency derivative assets of $13.7 million and $16.4 million, respectively. See "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

    Derivatives recorded at fair value in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$13.9	$16.8	$0.2	$0.6
Foreign currency forward contracts - non-current(2)	1.5	0.1	--	0.1
	15.4	16.9	0.2	0.7

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	--	0.2	1.5	--
	--	0.2	1.5	--
Total	$15.4	$17.1	$1.7	$0.7

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

    We utilize derivatives designated as hedging instruments to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of June 30, 2011, we had cash flow hedges outstanding to exchange an aggregate $260.0 million for various foreign currencies, including $133.2 million for Singapore dollars, $90.7 million for British pounds, $26.6 million for Australian dollars, $7.4 million for Mexican pesos and $2.1 million for other currencies.

    Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows (in millions):

Three Months Ended June 30, 2011 and 2010

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2011	2010	2011	2010	2011	2010

Interest rate lock contracts(2)	$ --	$ --	$(.2)	$(.2)	$ --	$ --
Foreign currency forward contracts(3)	3.1	(1.6)	1.7	.4	1.1	(.2)
Total	$3.1	$(1.6)	$1.5	$ .2	$1.1	$(.2)

Six Months Ended June 30, 2011 and 2010

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2011	2010	2011	2010	2011	2010

Interest rate lock contracts(2)	$ --	$ --	$ (.3)	$ (.3)	$ --	$ --
Foreign currency forward contracts(3)	6.0	(3.0)	2.6	1.8	.7	(.2)
Total	$6.0	$(3.0)	$2.3	$1.5	$ .7	$(.2)

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other income, net, in our condensed consolidated statements of income.

(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in other income, net, in our condensed consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

    We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2011, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $109.6 million for various foreign currencies, including $76.0 million for British pounds, $9.8 million for Australian dollars, $8.4 million for Swiss francs, $5.7 million for Indonesian rupiahs and $9.7 million for other currencies.

    A net gain of $300,000 and a net loss of $1.7 million associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the three-month periods ended June 30, 2011 and 2010, respectively.  A net gain of $500,000 and a net loss of $1.1 million associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the six-month periods ended June 30, 2011 and 2010, respectively.

    As of June 30, 2011, the estimated amount of net gains associated with derivative instruments, net of tax, that will be reclassified to earnings during the next twelve months totaled $700,000.

Note 7 - Goodwill

    The changes in the carrying amount of goodwill are detailed below by reportable segment.  On May 31, 2011, we completed the acquisition of Pride resulting in the recognition of a preliminary amount of $2.96 billion in goodwill.
	Deepwater	Midwater	Jackup	Total

Balance as of December 31, 2010	$ 143.6	$ --	$192.6	$ 336.2
Acquisition of Pride	2,485.1	473.7	--	2,958.8
Balance as of June 30, 2011	$2,628.7	$473.7	$192.6	$3,295.0

Note 8 - Shareholders' Equity

    In connection with the Merger, each outstanding share of Pride’s common stock was exchanged for the right to receive $15.60 in cash and 0.4778 Ensco ADSs. The Merger resulted in the issuance of 85.8 million Ensco ADSs each with a par value of $0.10 and a total market value of $4.6 billion based on the closing price of $53.32 on May 31, 2011.  This resulted in increases to additional paid-in capital and Class A ordinary shares of $4.6 billion and $8.6 million, respectively.  As of June 30, 2011 and December 31, 2010, our additional paid-in capital balance totaled $5.2 billion and $637.1 million, respectively, and our Class A ordinary shares balance totaled $23.6 million and $15.0 million, respectively.

Note 9 - Share-Based Compensation

   During the quarter ended June 30, 2011, we granted 562,000 non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2005 Long-Term Incentive Plan ("LTIP").  Grants of non-vested share awards generally vest at a rate of 20% per year, as determined by a committee of the Board of Directors.  Non-vested share awards granted to certain officers vest at a rate of 33% per year.  Non-vested share awards generally have voting and dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the quarter ended June 30, 2011 was $54.33 per share.  All non-vested share award grants were issued out of treasury.

Note 10 - Earnings Per Share

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

    The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income attributable to Ensco	$101.9	$126.3	$166.5	$316.1
Net income allocated to non-vested share awards	(1.0)	(1.5)	(2.0)	(3.9)
Net income attributable to Ensco shares	$100.9	$124.8	$164.5	$312.2

    The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Weighted-average shares - basic	169.8	140.9	155.6	140.8
Potentially dilutive share options	.4	.0	.3	.1
Weighted-average shares - diluted	170.2	140.9	155.9	140.9

    Antidilutive share options totaling 431,000 and 1.1 million were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2011 and 2010, respectively.  Antidilutive share options totaling 397,000 and 1.0 million were excluded from the computation of diluted EPS for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 11 - Comprehensive Income

    Accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 was comprised of gains and losses on derivative instruments, net of tax. The components of other comprehensive income (loss), net of tax, for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income	$103.6	$127.9	$169.1	$319.5
Other comprehensive income (loss):
Net change in fair value of derivatives	3.1	(1.6)	6.0	(3.0)
Reclassification of gains and losses on derivative
instruments from other comprehensive (income) loss
into net income	(1.5)	(.2)	(2.3)	(1.5)
Net other comprehensive income (loss)	1.6	(1.8)	3.7	(4.5)
Comprehensive income	105.2	126.1	172.8	315.0
Comprehensive income attributable to noncontrolling interests	(1.7)	(1.6)	(2.6)	(3.4)
Comprehensive income attributable to Ensco	$103.5	$124.5	$170.2	$311.6

Note 12 - Income Taxes

    Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2011 of 19.6% and 20.0%, respectively, includes the impact of various discrete tax items, the majority of which is attributable to a gain on disposal of assets in a jurisdiction with a high tax rate during the three-month period ended June 30, 2011 and the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year during the three-month period ended March 31, 2011. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2011 was 14.6% and 14.7%, respectively, compared to a consolidated effective income tax rate of 15.5% and 16.8% for the three-month and six-month periods ended June 30, 2010.  The decrease was primarily attributable to the transfer of ownership of several of our drilling rigs among our subsidiaries in April 2010 and December 2010, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Note 13 - Discontinued Operations

    During the six month period ended June 30, 2010, we sold three jackup rigs for an aggregate $141.8 million, of which $9.4 million was received in December 2009.  We recognized an aggregate pre-tax gain of $51.8 million in connection with the disposals, which was included in income from discontinued operations, net, in our condensed consolidated statement of income for the six-month period ended June 30, 2010. Income from discontinued operations, net, included operating losses of $3.3 million and $1.5 million for the three month and six month periods ended June 30, 2010, respectively.  Debt and interest expense are not allocated to our discontinued operations.

Note 14 - Noncontrolling Interests

    Noncontrolling interests are classified as equity on our consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our consolidated statements of income.  Local third parties hold a noncontrolling ownership interest in certain of our subsidiaries.  The following table is a reconciliation of income from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations	$103.6	$121.9	$169.1	$283.9
Income from continuing operations attributable to noncontrolling interests	(1.7)	(1.6)	(2.6)	(3.2)
Income from continuing operations attributable to Ensco	$101.9	$120.3	$166.5	$280.7

    The following table is a reconciliation of income from discontinued operations, net, attributable to Ensco for the three-month and six-month periods ended June 30, 2010 (in millions):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Income from discontinued operations	$6.0	$35.6
Income from discontinued operations attributable to noncontrolling interests	--	(.2)
Income from discontinued operations attributable to Ensco	$6.0	$35.4

Note 15 - Commitments and Contingencies

    Leases

    We are obligated under leases for certain of our offices and equipment. Rental expense relating to operating leases was $11.0 million and $8.4 million for the six-month periods ended June 30, 2011 and 2010, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows (in millions):

2011(1)	$12.6
2012	11.3
2013	6.6
2014	4.8
2015	4.6
Thereafter	11.4
Total	$51.3

(1) Represents the six-month period beginning July 1, 2011.

    Capital Commitments

    The following table summarizes the aggregate contractual commitments related to our two ENSCO 8500 Series® rigs, our ENSCO DS-6 and ENSCO DS-7 ultra-deepwater drillships and our two ultra-high specification harsh environment jackup rigs currently under construction as of June 30, 2011 (in millions):

2011(1)	$ 410.7
2012	670.2
2013	698.7
Total	$1,779.6

(1) Represents the six-month period beginning July 1, 2011.

    The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

    Demand Letter, Derivative Cases and Shareholder Class Actions

    In June 2009, Pride received a demand letter from a purported shareholder that alleged certain of Pride’s then-current and former officers and directors violated their fiduciary duties in regards to certain matters involving Pride’s previously disclosed Foreign Corrupt Practices Act (“FCPA”) investigation. The letter requested that Pride’s board of directors take appropriate action against the individuals in question. In September 2009, Pride’s board of directors formed a special committee, which retained independent legal counsel and commenced an evaluation of the issues raised by the letter in an effort to determine a course of action.

    In April 2010, two purported shareholders of Pride filed derivative actions against all of Pride’s then-current directors and against Pride, as nominal defendant. The lawsuits alleged that the individual defendants breached their fiduciary duties in regards to certain matters involving Pride’s previously disclosed FCPA investigation. Among other remedies, the lawsuits seek damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff.  After the conclusion of Pride's investigation, the plaintiffs filed a consolidated amended petition in January 2011, raising allegations substantially similar to those made in the prior lawsuits.

    In December 2010, the special committee completed its evaluation of the issues surrounding Pride's FCPA investigation and again reviewed its conclusion in January 2011 in connection with the amended petition described above.  The committee concluded that it was not in the interest of Pride or its shareholders to pursue litigation related to the matter.

    During the first quarter of 2011, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride’s directors, Ensco and certain of our subsidiaries. These lawsuits challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride’s shareholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger Agreement improperly favored Ensco and unduly restricted Pride’s ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger.  In addition, the plaintiffs in the derivative class action lawsuits related to Pride’s previously disclosed FCPA investigation filed an amendment to their petition adding claims related to the Merger.

   In May 2011, Ensco and the other named defendants signed a memorandum of understanding with the plaintiffs to settle the previously disclosed shareholder class action lawsuits filed related to the Merger Agreement.  As provided in the memorandum of understanding, the Merger Agreement was amended to reduce the fee payable by Pride in connection with certain terminations of the Merger Agreement to $195.0 million from $260.0 million. The amendment also shortened the “tail period” for certain transactions that could trigger a termination fee from 12 months to nine months after termination and eliminated the “force the vote” provision applicable to Pride such that Pride would not be required to submit the adoption of the Merger Agreement to its shareholders if the Pride board of directors made an adverse change in their recommendation.

    The memorandum of understanding also provided, among other matters, that the parties would seek to enter into a stipulation of settlement which provides for the release of certain claims held by such class and the payment of the fees and expenses of the attorneys for the class in an amount to be agreed.  The stipulation of the settlement will be subject to customary conditions, including court approval. There can be no assurance that the parties will ultimately enter into a stipulation of settlement that receives court approval.  In the event the parties are unable to reach agreement on the amount of attorneys' fees, such matter may be submitted to the court for determination.

    At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability, including the amount of attorneys' fees that may be awarded.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Seahawk Tax-Related Credit Support

    On August 24, 2009, Pride completed the spin-off of Seahawk Drilling, Inc. ("Seahawk"), which held the assets and liabilities that were associated with Pride's mat-supported jackup rig business.

   In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to their operations.  Pursuant to local statutory requirements, Seahawk has provided and may provide additional surety bonds, letters of credit or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between Pride and Seahawk, Pride agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds, letters of credit or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date.  In September 2010, Seahawk requested that Pride provide credit support for four letters of credit issued for the appeals of four of Seahawk’s tax assessments. The amount of the request totaled approximately $50.0 million. In October 2010, Pride provided credit support in satisfaction of this request. A liability of $2.0 million related to this matter was recorded as of June 30, 2011 and included in accrued liabilities and other on our condensed consolidated balance sheet. Pursuant to the tax support agreement, Seahawk is required to pay us a fee based on the actual credit support provided. Seahawk’s quarterly fee payment due on December 31, 2010 was not made, which had the effect of terminating Pride’s obligation to provide further credit support under the tax support agreement.

    In February 2011, Pride sent a notice to Seahawk requesting that it provide cash-collateral for the credit support that Pride previously provided, as provided under the terms of the agreement. In connection with its bankruptcy filing, Seahawk is seeking to terminate its reimbursement obligations under the tax support agreement, and we have filed a proof of claim in Seahawk’s bankruptcy for all damages arising from or relating to Seahawk’s repudiation of its obligations under the tax support agreement.  For further information regarding Seahawk's bankruptcy, including alleged claims it may have against Pride, see "Seahawk Drilling, Inc. Bankruptcy" in Part II, Item 1, Legal Proceedings of this quarterly report on Form 10-Q.

    ENSCO 74 Loss

    In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker in March 2009.  During the fourth quarter of 2010, wreck removal operations on the sunken rig hull of ENSCO 74 were completed.

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

    A $21.0 million liability, representing the low end of the range of estimated leg and related debris removal costs, and a corresponding receivable for recovery of those costs was recorded as of June 30, 2011 and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet.

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

    ENSCO 69

    By letter dated June 4, 2009, we were informed by Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela, of its intention to assume complete custody and control of the ENSCO  69.  We have filed an insurance claim under our package policy, which includes coverage for certain political risks. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

    In September 2009, legal counsel acting for the package policy underwriters denied coverage under the package policy and reserved rights.  In March 2010, we commenced litigation to recover on our political risk package policy claim. Our lawsuit seeks recovery under the policy for the loss of ENSCO 69 and includes claims for wrongful denial of coverage, breach of contract, breach of the Texas insurance code, failure to timely respond to the claim and bad faith. Our lawsuit seeks actual damages in the amount of $55.0 million (insured value of $65.0 million less a $10.0 million deductible), punitive damages and attorneys' fees. In July 2010, we agreed with underwriters to submit the matter to arbitration. We have been able to reach a mutually agreeable settlement with most of the underwriters subscribing to the package policy, which is expected to result in a gain of approximately $10.8 million upon receipt of cash settlements during the third quarter of 2011.  The pending arbitration only will be applicable to those underwriters that do not agree to the settlement.  Until these proceedings are concluded, there can be no assurances as to the ultimate outcome with regard to the underwriter who has not agreed to settle this matter.

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

    Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs.  During 2007, we commenced litigation against certain underwriters alleging breach of contract, wrongful denial, bad faith and other claims and seeking a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies. The court heard several pretrial motions on May 25, 2011 and on July 31, 2011 issued an order compelling the matter to be submitted to arbitration.

    While we anticipate that any ENSCO 29 wreckage and debris removal costs incurred will be largely or fully covered by insurance, a $1.2 million provision, representing the portion of the $5.0 million low end of the range of estimated removal cost we believe is subject to liability insurance coverage, was recognized in 2006.

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

    To date, written discovery and plaintiff depositions have taken place in eight cases involving us.  While several cases have been selected for trial during 2011 and 2012, none of the cases pending against us in Mississippi state court are included within those selected cases.

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

    In addition to the pending cases in Mississippi, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect the final disposition of the Mississippi and other asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

    Environmental Matters

    We are currently subject to pending notices of assessment issued from 2008 to 2011 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of $3.0 million for the release of drilling fluid from drilling rigs operating offshore Brazil. We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $3.0 million liability related to these matters was recorded as of June 30, 2011 and included in accrued liabilities and other on our condensed consolidated balance sheet.

    We are currently subject to a pending administrative proceeding initiated in July 2009 by a governmental authority of Spain pursuant to which such governmental authority is seeking payment in an aggregate amount of $4.0 million for an alleged environmental spill originating from the ENSCO 5006 while it was operating offshore Spain. We expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. Our customer has posted guarantees with the Spanish government to cover potential penalties. In addition, a criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. We do not know at this time what, if any, involvement we may have in this investigation.

    We intend to defend ourselves vigorously in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect the outcome of the proceedings to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

Note 16 - Segment Information

In connection with the Merger, we evaluated our core assets and operations, consisting of five drillships, 17 semisubmersible rigs, 46 jackup rigs and seven rigs under construction, and organized them into three segments based on water depth operating capabilities. Accordingly, we now consider our business to consist of three reportable segments: (1) Deepwater, which consists of our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of our jackup rigs capable of operating in water depths up to 400 feet. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for two deepwater rigs and own one barge rig, which are included in “Other.”

    Segment information for the three-month and six-month periods ended June 30, 2011 and 2010 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."  We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended June 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 232.3	$ 36.1	$ 289.3	$ 6.5	$ 564.2	$ --	$ 564.2
Operating expenses Contract drilling (exclusive of depreciation)	111.1	22.9	145.4	6.9	286.3	--	286.3
Depreciation	33.9	5.2	43.2	0.5	82.8	0.7	83.5
General and administrative	--	--	--	--	--	47.4	47.4
Operating income (loss)	$ 87.3	$ 8.0	$ 100.7	$ (0.9)	$ 195.1	$(48.1)	$ 147.0
Property and equipment, net	$8,774.8	$910.8	$2,386.1	$ 13.9	$12,085.6	$ 23.2	$12,108.8

Three Months Ended June 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 120.9	$ --	$ 290.5	$ --	$ 411.4	$ --	$ 411.4
Operating expenses Contract drilling (exclusive of depreciation)	46.5	--	147.0	12.5	206.0	--	206.0
Depreciation	9.7	--	41.1	0.8	51.6	0.3	51.9
General and administrative	--	--	--	--	--	22.0	22.0
Operating income (loss)	$ 64.7	$ --	$ 102.4	$(13.3)	$ 153.8	$(22.3)	$ 131.5
Property and equipment, net	$2,509.0	$ --	$2,076.4	$ 15.2	$ 4,600.6	$ 4.1	$ 4,604.7

Six Months Ended June 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 330.4	$ 36.1	$ 552.7	$ 6.5	$ 925.7	$ --	$ 925.7
Operating expenses Contract drilling (exclusive of depreciation)	152.0	22.9	295.7	7.3	477.9	--	477.9
Depreciation	50.1	5.2	85.7	0.9	141.9	1.1	143.0
General and administrative	--	--	--	--	--	77.5	77.5
Operating income (loss)	$ 128.3	$ 8.0	$ 171.3	$ (1.7)	$ 305.9	$(78.6)	$ 227.3
Property and equipment, net	$8,774.8	$910.8	$2,386.1	$ 13.9	$12,085.6	$ 23.2	$12,108.8

Six Months Ended June 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 251.3	$ --	$ 608.7	$ --	$ 860.0	$ --	$ 860.0
Operating expenses Contract drilling (exclusive of depreciation)	91.5	--	284.0	12.9	388.4	--	388.4
Depreciation	19.5	--	82.0	1.5	103.0	0.6	103.6
General and administrative	--	--	--	--	--	42.6	42.6
Operating income (loss)	$ 140.3	$ --	$ 242.7	$(14.4)	$ 368.6	$(43.2)	$ 325.4
Property and equipment, net	$2,509.0	$ --	$2,076.4	$ 15.2	$ 4,600.6	$ 4.1	$ 4,604.7

    Information about Geographic Areas

    As of June 30, 2011, the geographic distribution of our drilling rigs, by operating segment, was as follows:

	Deepwater	Midwater	Jackup	Other	Total

U.S.	5	--	11	--	16
Mexico	--	--	4	--	4
North America	5	--	15	--	20
South America	7	5	--	--	12
Africa	3	1	1	--	5
Middle East	--	--	11	--	11
Europe	1	--	9	--	10
Asia	--	--	9	1	10
Asia - Under Construction	5	--	2	--	7
Australia	--	--	1	--	1
Total	21	6	48	1	76

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued on September 30, 2010. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure drilling permits. Current or future NTLs or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.  Additionally, regulatory or customer requirements relating to blowout prevention equipment certification, inspection and testing may adversely impact our revenues.

    During the three-month and six-month periods ended June 30, 2011, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $156.0 million and $288.0 million, or 28% and 31%, of our consolidated revenues, respectively. Of these amounts, 64% and 63% were provided by our deepwater drilling operations in the U.S. Gulf of Mexico for the three-month and six-month periods ended June 30, 2011, respectively.  Prolonged actual or de facto delays, moratoria or suspensions of drilling activity in the U.S. Gulf of Mexico and associated new regulatory, legislative or permitting requirements in the U.S. or elsewhere could materially adversely affect our financial condition, operating results or cash flows.

Note 17 - Supplemental Financial Information

    Consolidated Balance Sheet Information

    Accounts receivable, net, as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Trade	$648.3	$209.9
Other	44.2	7.8
	692.5	217.7
Allowance for doubtful accounts	(9.6)	(3.1)
	$682.9	$214.6

    Other current assets as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Inventory	$171.2	$ 56.4
Prepaid taxes	56.2	47.4
Deferred mobilization costs	26.6	19.7
Prepaid expenses	21.5	12.9
Derivative assets	13.9	17.0
Deferred tax assets	12.0	9.5
Other	28.0	8.5
	$329.4	$171.4

    Other assets, net, as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Contract intangibles	$217.0	$ --
Unbilled reimbursable receivables	131.0	--
Prepaid taxes on intercompany transfers of property	75.2	74.6
Deferred mobilization costs	32.5	31.3
Supplemental executive retirement plan assets	27.0	23.0
Wreckage and debris removal receivables	24.8	26.8
Auction rate securities	--	44.5
Other	33.8	28.5
	$541.3	$228.7

    Accrued liabilities and other as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Personnel costs	$144.5	$ 58.0
Accrued interest	68.7	2.1
Contract intangibles	65.6	5.1
Deferred revenue	65.4	48.1
Taxes	57.7	22.1
Wreckage and debris removal	21.0	21.0
Other	81.3	11.9
	$504.2	$168.3

    Other liabilities as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Contract intangibles	$234.8	$ --
Unrecognized tax benefits (inclusive of interest and penalties)	87.6	25.7
Deferred revenue	64.6	68.0
Supplemental executive retirement plan liabilities	31.9	26.0
Other	38.0	19.7
	$456.9	$139.4

Note 18 - Guarantee of Registered Securities

    In connection with the Merger, on May 31, 2011, Ensco plc and Pride entered into a supplemental indenture with the indenture trustee providing for, among other items, the full and unconditional guarantee by Ensco plc of Pride’s 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance as of June 30, 2011 of $1.7 billion.  The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the Pride senior notes.

    Ensco plc is also a full and unconditional guarantor of the 7.20% Debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $151.5 million as of June 30, 2011.

    All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

   The following tables present the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010; the condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010; and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X.  The condensed consolidating financial statements for the three and six months ended June 30, 2011 include the results of Pride from the Merger Date.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2011 (in millions)

	Ensco Plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$ --	$564.7	$ (0.5)	$564.2

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	0.9	--	--	285.9	(0.5)	286.3
Depreciation	0.1	0.2	--	83.2	--	83.5
General and administrative	11.5	--	--	35.9	--	47.4

OPERATING INCOME (LOSS)	(12.5)	(0.2)	--	159.7	--	147.0

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	117.4	54.7	18.4	--	(190.5)	--

OTHER INCOME (EXPENSE), NET	(3.0)	(0.6)	(3.6)	(10.9)	--	(18.1)

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	101.9	53.9	14.8	148.8	(190.5)	128.9

INCOME TAX PROVISION (BENEFIT)	--	13.7	(1.3)	12.9	--	25.3

NET INCOME	$101.9	$40.2	$16.1	$135.9	$(190.5)	$103.6

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	--	(1.7)	--	(1.7)

NET INCOME ATTRIBUTABLE TO ENSCO	$101.9	$40.2	$16.1	$134.2	$(190.5)	$101.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$411.7	$ (0.3)	$411.4

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	0.3	--	206.0	(0.3)	206.0
Depreciation	0.1	0.2	51.6	--	51.9
General and administrative	14.3	--	7.7	--	22.0

OPERATING INCOME (LOSS)	(14.7)	(0.2)	146.4	--	131.5

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	126.6	(20.7)	--	(105.9)	--

OTHER INCOME (EXPENSE), NET	14.1	(0.5)	(0.8)	--	12.8

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	126.0	(21.4)	145.6	(105.9)	144.3

INCOME TAX PROVISION (BENEFIT)	(0.3)	11.5	11.2	--	22.4

DISCONTINUED OPERATIONS	--	(11.1)	17.1	--	6.0

NET INCOME	$126.3	$(44.0)	$151.5	$(105.9)	$127.9

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	(1.6)	--	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$126.3	$(44.0)	$149.9	$(105.9)	$126.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$ --	$926.5	$ (0.8)	$925.7

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.6	--	--	477.1	(0.8)	477.9
Depreciation	0.2	0.5	--	142.3	--	143.0
General and administrative	24.8	--	--	52.7	--	77.5

OPERATING INCOME (LOSS)	(26.6)	(0.5)	--	254.4	--	227.3

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	192.5	120.9	18.4	--	(331.8)	--

OTHER INCOME (EXPENSE), NET	0.6	(0.8)	(3.6)	(12.1)	--	(15.9)

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	166.5	119.6	14.8	242.3	(331.8)	211.4

INCOME TAX PROVISION (BENEFIT)	--	19.3	(1.3)	24.3	--	42.3

DISCONTINUED OPERATIONS	--	--	--	--	--	--

NET INCOME	$166.5	$100.3	$16.1	$218.0	$(331.8)	$169.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	--	(2.6)	--	(2.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$166.5	$100.3	$16.1	$215.4	$(331.8)	$166.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$860.6	$ (0.6)	$860.0

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	0.6	--	388.4	(0.6)	388.4
Depreciation	0.1	0.5	103.0	--	103.6
General and administrative	27.1	--	15.5	--	42.6

OPERATING INCOME (LOSS)	(27.8)	(0.5)	353.7	--	325.4

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	315.4	166.8	--	(482.2)	--

OTHER INCOME (EXPENSE), NET	28.4	(2.4)	(10.1)	--	15.9

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	316.0	163.9	343.6	(482.2)	341.3

INCOME TAX PROVISION (BENEFIT)	(0.1)	21.3	36.2	--	57.4

DISCONTINUED OPERATIONS	--	(19.8)	55.4		35.6

NET INCOME	$316.1	$122.8	$362.8	$(482.2)	$319.5

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	(3.4)	--	(3.4)

NET INCOME ATTRIBUTABLE TO ENSCO	$316.1	$122.8	$359.4	$(482.2)	$316.1

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 222.5	$ 104.2	$ 37.7	$ 189.6	$ --	$ 554.0
Accounts receivable	--	0.6	--	682.3	--	682.9
Accounts receivable from affiliates	34.7	121.1	670.3	--	(826.1)	--
Other	2.8	18.6	6.4	301.6	--	329.4
Total current assets	260.0	244.5	714.4	1,173.5	(826.1)	1,566.3

PROPERTY AND EQUIPMENT, AT COST	1.8	24.6	--	13,874.9	--	13,901.3
Less accumulated depreciation	0.5	22.5	--	1,769.5	--	1,792.5
Property and equipment, net	1.3	2.1	--	12,105.4	--	12,108.8

GOODWILL	--	--	--	3,295.0	--	3,295.0

DUE FROM AFFILIATES	4,229.5	2,908.4	1,278.0	--	(8,415.9)	--

INVESTMENTS IN AFFILIATES	9,833.5	2,806.5	5,212.4	--	(17,852.4)	--

OTHER ASSETS, NET	15.1	91.1	0.6	434.5	--	541.3

	$14,339.4	$6,052.6	$7,205.4	$17,008.4	$(27,094.4)	$17,511.4

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 30.4	$ 14.5	$ 31.8	$ 980.6	$ --	$ 1,057.3
Accounts payable to affiliates	52.7	36.8	405.0	331.6	(826.1)	--
Short-term debt	89.9	--	--	--	--	89.9
Current maturities of long-term debt	--	--	--	47.5	--	47.5
Total current liabilities	173.0	51.3	436.8	1,359.7	(826.1)	1,194.7

DUE TO AFFILIATES	1,829.0	2,168.2	128.4	4,290.3	(8,415.9)	--

LONG-TERM DEBT	2,464.1	148.9	2,087.8	216.6	--	4,917.4

DEFERRED INCOME TAXES	--	338.4	49.3	(13.5)	(10.1)	364.1

OTHER LIABILITIES	--	5.0	21.0	430.9	--	456.9

ENSCO SHAREHOLDERS' EQUITY	9,873.3	3,340.8	4,482.1	10,717.8	(17,842.3)	10,571.7

NONCONTROLLING INTERESTS	--	--	--	6.6	--	6.6
Total equity	9,873.3	3,340.8	4,482.1	10,724.4	(17,842.3)	10,578.3
	$14,339.4	$6,052.6	$7,205.4	$17,008.4	$(27,094.4)	$17,511.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3.4	$ 19.1	$1,028.2	$ --	$1,050.7
Accounts receivable	--	1.8	212.8	--	214.6
Accounts receivable from affiliates	28.5	144.2	--	(172.7)	--
Other	0.5	35.2	135.7	--	171.4
Total current assets	32.4	200.3	1,376.7	(172.7)	1,436.7

PROPERTY AND EQUIPMENT, AT COST	1.8	24.5	6,718.3	--	6,744.6
Less accumulated depreciation	0.3	22.0	1,672.4	--	1,694.7
Property and equipment, net	1.5	2.5	5,045.9	--	5,049.9

GOODWILL	--	--	336.2	--	336.2

DUE FROM AFFILIATES	1,200.3	2,788.2	--	(3,988.5)	--

INVESTMENTS IN AFFILIATES	5,063.4	2,687.4	--	(7,750.8)	--

OTHER ASSETS, NET	--	130.7	98.0	--	228.7

	$6,297.6	$5,809.1	$6,856.8	$(11,912.0)	$7,051.5

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 2.4	$ 12.3	$ 317.1	$ --	$ 331.8
Accounts payable to affiliates	33.4	90.1	49.2	(172.7)	--
Current maturities of long-term debt	--	--	17.2	--	17.2
Total current liabilities	35.8	102.4	383.5	(172.7)	349.0

DUE TO AFFILIATES	922.6	2,006.7	1,059.2	(3,988.5)	--

LONG-TERM DEBT	--	148.9	91.2	--	240.1

DEFERRED INCOME TAXES	--	346.0	12.0	--	358.0

OTHER LIABILITIES	--	5.1	134.3	--	139.4

ENSCO SHAREHOLDERS' EQUITY	5,339.2	3,200.0	5,171.1	(7,750.8)	5,959.5

NONCONTROLLING INTERESTS	--	--	5.5	--	5.5
Total equity	5,339.2	3,200.0	5,176.6	(7,750.8)	5,965.0
	$6,297.6	$5,809.1	$6,856.8	$(11,912.0)	$7,051.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$ (38.9)	$ 5.0	$ 9.4	$ 200.3	$ --	$ 175.8

INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	--	--	92.9	(2,748.9)	--	(2,656.0)
Additions to property and equipment	--	(0.1)	(2.5)	(263.0)	--	(265.6)
Proceeds from disposition of assets	--	--	--	44.4	--	44.4
Other	--	--	--	(4.5)	--	(4.5)
Net cash (used in) provided by investing activities	--	(0.1)	90.4	(2,972.0)	--	(2,881.7)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	--	--	--	--	2,462.8
Reduction of long-term borrowings, net	--	--	(181.0)	(8.6)	--	(189.6)
Cash dividends paid	(130.7)	--	--	--	--	(130.7)
Commercial paper borrowings, net	89.9	--	--	--	--	89.9
Debt financing costs	(31.8)	--	--	--	--	(31.8)
Advances (to) from affiliates	(2,131.5)	80.2	118.9	1,932.4	--	--
Other	(0.7)	--	--	9.2	--	8.5
Net cash provided by (used in) financing activities	258.0	80.2	(62.1)	1,933.0	--	2,209.1

Effect of exchange rate changes on cash and cash equivalents	--	--	--	0.1	--	0.1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219.1	85.1	37.7	(838.6)	--	(496.7)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	--	1,028.2	--	1,050.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 222.5	$104.2	$ 37.7	$ 189.6	$ --	$ 554.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$ (0.1)	$ (21.2)	$ 396.7	$ --	$ 375.4

INVESTING ACTIVITIES
Additions to property and equipment	(1.7)	--	(334.9)	--	(336.6)
Proceeds from disposal of discontinued operations	--	--	132.4	--	132.4
Proceeds from disposition of assets	--	--	0.7	--	0.7
Net cash used in investing activities	(1.7)	--	(201.8)	--	(203.5)

FINANCING ACTIVITIES
Cash dividends paid	(53.6)	--	--	--	(53.6)
Reduction of long-term borrowings, net	--	--	(8.6)	--	(8.6)
Debt financing costs	--	--	(6.2)	--	(6.2)
Advances (to) from affiliates	45.5	(106.3)	60.8	--	--
Other	(5.1)	(0.7)	(6.6)	--	(12.4)
Net cash (used in) provided by financing activities	(13.2)	(107.0)	39.4	--	(80.8)

Effect of exchange rate changes on cash and cash equivalents	--	--	(0.7)	--	(0.7)
Net cash provided by operating activities of discontinued operations	--	--	5.3	--	5.3

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15.0)	(128.2)	238.9	--	95.7

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24.8	277.8	838.8	--	1,141.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9.8	$149.6	$1,077.7	$ --	$1,237.1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

ACQUISITION OF PRIDE INTERNATIONAL, INC.

    On May 31, 2011 (the “Merger Date”), Ensco plc completed a merger transaction (the “Merger”) with Pride International, Inc., a Delaware corporation (“Pride”), ENSCO International Incorporated, a Delaware corporation and a wholly-owned subsidiary and predecessor of Ensco plc ("Ensco Delaware"), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc (“Merger Sub”). Pursuant to the merger agreement and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.  The total consideration delivered in the Merger was $7.4 billion, consisting of $2.8 billion of cash, 85.8 million Ensco ADSs with an aggregate value of $4.6 billion based on the closing price of Ensco ADSs of $53.32 on the Merger Date and the estimated fair value of $35.4 million of vested Pride employee stock options assumed by Ensco.

    In connection with the Merger, we evaluated our core assets and operations, and organized them into three segments based on water depth operating capabilities. Accordingly, we now consider our business to consist of three reportable segments: (1) Deepwater, which consists of our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of our jackup rigs capable of operating in water depths up to 400 feet.

    The Merger establishes Ensco with the world’s second largest offshore drilling fleet of 76 rigs spanning all of the strategic, high-growth markets around the globe. Our expanded rig fleet is composed of seven ultra-deepwater drillships, 13 dynamically positioned semisubmersible rigs, seven moored semisubmersible rigs, 48 jackup rigs and one barge rig.  Our ultra-deepwater fleet is the newest in the industry and our active premium jackup fleet is the largest of any offshore drilling company.  Several technologically-advanced drillships, semisubmersible rigs and ultra-premium harsh environment jackup rigs are under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

    We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning more than 25 different countries on six continents in nearly every major deepwater and shallow-water basin around the world. Regions include major markets in Southeast Asia and Australia, the North Sea, Mediterranean, U.S. Gulf of Mexico, Mexico, Middle East, as well as the fastest-growing deepwater markets in Brazil and West Africa, where some of the world's most prolific geology resides.  Our customers include most of the leading national and international oil companies, plus many independent operators, and we expect to benefit from enhanced diversification as a result of the Merger.

BUSINESS ENVIRONMENT

Deepwater

    Demand for drilling rigs in the deepwater segment remained stable during 2010 but came under pressure as a result of delays in operators’ ability to secure permits in the U.S. Gulf of Mexico due to regulatory developments and other actions imposed by the U.S. Department of the Interior. During the first half of 2011, several drilling permits were issued in the U.S. Gulf of Mexico related to deepwater programs that were interrupted by the response to the Macondo well incident as offshore drilling contractors continued to work with operators and government regulators to address new regulatory requirements and secure drilling permits.  The time required for issuance of deepwater drilling permits in the U.S. Gulf of Mexico continues to be protracted.  However, demand for deepwater drilling in the region is expected to increase in the near-term as additional permits are issued.

    We also are encouraged by an increase in tender activity that has resulted from strengthening demand for work in late 2011 and beyond for deepwater drilling in various other regions. Demand has remained strong in Brazil due to recent tenders issued by Petroleo Brasileiro S.A., the national oil company of Brazil.  In West Africa, demand for deepwater drilling has improved as illustrated by recent contract awards and inquiries from operators, which are expected to provide opportunities for a number of deepwater rigs. Increased tender activity worldwide, coupled with the increase in oil prices over the past year, are expected to have a positive impact on future rig demand in the deepwater segment.

    Worldwide rig supply in the deepwater segment continues to increase as a result of newbuild construction programs. It has been reported that over 70 newbuild drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater currently are under construction, 20 of which are scheduled for delivery during the second half of 2011.  Less than half of all deepwater newbuild rigs scheduled for delivery are contracted.  We expect newbuild drillships and semisubmersible rigs will be absorbed into the market without a significant effect on utilization and day rates.

    We continue to believe in the long-term positive prospects for deepwater drilling based on the expected growth in oil consumption from developing nations, limited growth in oil supplies and high depletion rates of mature oil fields, as well as geologic successes, improving access to promising offshore areas and new, more efficient technologies. With the tendency for deepwater drilling programs to be more insulated from short-term commodity price fluctuations, we expect that the deepwater segment will outperform the midwater and jackup segments over the long-term. We expect rig utilization and day rates in the deepwater segment will be driven by growing worldwide demand for oil and natural gas as global populations expand and economic growth accelerates, along with an increased focus by operators on deepwater offshore prospects.  We also expect that the Macondo well incident and associated new regulatory, legislative or permitting requirements in the U.S. Gulf of Mexico will continue to affect utilization and day rates in the near-term.

Midwater

    Demand for drilling rigs in the midwater segment declined during the latter half of 2010 and first half of 2011, coupled with uncertainty surrounding the Macondo well incident in the U.S. Gulf of Mexico and the resulting regulatory developments and other actions imposed by the U.S. Department of the Interior. However, the number of midwater rigs located in the U.S. Gulf of Mexico has declined significantly over the last several years, primarily due to the risk of mooring system failures during hurricane season, marginal geologic prospects and more attractive opportunities in other regions, such as Brazil.  This resulted in an increase in the number of midwater rigs that have relocated to other locations.

    Although incremental tender activity was seen in Brazil and West Africa during 2011, competition for midwater drilling has increased.  Softness in the deepwater segment for conventionally moored deepwater rigs has resulted in additional pressure on demand for midwater rigs due to increased competition with the more capable deepwater rigs that were forced to bid reduced day rates on work programs in relatively shallow-water depths in an attempt to remain active.

    Worldwide rig supply in the midwater segment is not expected to increase significantly in the near-term.  It has been reported that five newbuild semisubmersible rigs capable of drilling in water depths of 4,499 feet or less are under construction, only one of which is scheduled for delivery during the second half of 2011.  The majority of all midwater newbuild rigs scheduled for delivery are contracted.  Due to competition with higher specification drilling rigs and the potential oversupply of midwater rigs, we expect utilization and day rates to remain under pressure in the near-term.

Jackup

    Demand for drilling rigs in the jackup segment was limited during the latter half of 2010, resulting in continued softness in day rates for standard duty jackup rigs.  We are encouraged by improving tender activity due to an increase in both standard duty and heavy duty jackup rig demand for work in 2011 and beyond across various regions.  In addition, the increase in oil prices over the past year is expected to have a positive effect on future jackup rig demand.

    Demand for jackup rigs in the Asia Pacific rim, including Vietnam, Malaysia, Indonesia and Australia, strengthened in 2011, with a number of operators locking in longer term contracts with both standard duty and heavy duty rigs. Tender activity in the Middle East has increased during 2011 primarily as a result of increased requirements from Saudi Aramco, the national oil company of Saudi Arabia. We expect this trend to continue through the end of the year primarily driven by the increase in oil prices and the potential impact of supply interruptions due to civil unrest in the Middle East and North Africa.

    Demand for jackup rigs in the North Sea improved in 2011 with new inquires for work beginning in 2011 and 2012 for both standard duty and heavy duty rigs. Although more drilling rigs are expected to enter the North Sea within the next six months, the market is projected to remain in balance through 2012.

    Demand for jackup rigs in the U.S. Gulf of Mexico improved during 2011, but is expected to remain flat for the remainder of the year due to the potential for delays in drilling activity during hurricane season. However, a positive impact on demand may occur if additional rigs depart from the region during the latter half of the year.  Tender activity increased during 2011 in waters offshore Mexico for work beginning in the latter half of the year as Petróleos Mexicanos, the national oil company of Mexico, continues to increase its jackup rig fleet.

    Worldwide rig supply in the jackup segment continues to increase as a result of newbuild construction programs.  It has been reported that over 70 newbuild jackup rigs are under construction, 15 of which are scheduled for delivery during the second half of 2011.  The majority of all newbuild jackup rigs scheduled for delivery are not contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term, especially considering the existing oversupply of standard duty jackup rigs.

    Although the supply of available jackup rigs is expected to further increase from newbuild deliveries, given the aforementioned improvements in demand, utilization and day rates generally are expected to trend upward in the near-term in most regions.

    For additional information concerning the potential impact the aforementioned events and circumstances may have on our business, our industry and global supply, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in this report and in our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Backlog Information

   Our contract drilling backlog reflects firm commitments, typically represented by signed drilling contracts, and was calculated by multiplying the contracted operating day rate by the firm contract period. The contracted operating day rate excludes certain types of non-recurring revenues for rig mobilization, demobilization, contract preparation, other customer reimbursables, bonus opportunities and amortization of drilling contract intangibles as discussed in Note 2 to our condensed consolidated financial statements.

    The following table summarizes our contract backlog of business as of June 30, 2011 and February 1, 2011 (in millions):

	June 30,	February 1,
	2011	2011(*)

Deepwater	$7,027.7	$1,723.4
Midwater	451.1	--
Jackup	1,639.0	1,345.3
Other	147.9	--
Total	$9,265.7	$3,068.7

(*) Backlog includes revenues realized during January 2011.

   Our Deepwater, Midwater and Other backlog increased by $5.3 billion, $451.1 million and $147.9 million, respectively, primarily due to addition of backlog resulting from the Merger, partially offset by revenues realized during 2011 in our Deepwater segment.  Our Jackup backlog increased by $293.7 million primarily due to new contract additions in our Asia Pacific Rim markets and the addition of backlog in connection with the Merger, partially offset by revenues realized during 2011. The following table summarizes our annual backlog by operating segment as of June 30, 2011 (in millions):

	2011(1)	2012	2013	2014 and Beyond	Total

Deepwater	$1,034.5	$2,140.1	$1,658.1	$2,195.0	$7,027.7
Midwater	193.0	181.8	76.3	--	451.1
Jackup	588.9	582.4	219.8	247.9	1,639.0
Other	29.7	54.5	27.6	36.1	147.9
Total	$1,846.1	$2,958.8	$1,981.8	$2,479.0	$9,265.7

    (1)  Represents the six-month period beginning July 1, 2011.

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

RESULTS OF OPERATIONS

    The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and includes the results of Pride from the Merger Date (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$564.2	$411.4	$925.7	$860.0
Operating expenses
Contract drilling (exclusive of depreciation)	286.3	206.0	477.9	388.4
Depreciation	83.5	51.9	143.0	103.6
General and administrative	47.4	22.0	77.5	42.6
Operating income	147.0	131.5	227.3	325.4
Other income (expense), net	(18.1)	12.8	(15.9)	15.9
Provision for income taxes	25.3	22.4	42.3	57.4
Income from continuing operations	103.6	121.9	169.1	283.9
Income from discontinued operations, net	--	6.0	--	35.6
Net income	103.6	127.9	169.1	319.5
Net income attributable to noncontrolling interests	(1.7)	(1.6)	(2.6)	(3.4)
Net income attributable to Ensco	$101.9	$126.3	$166.5	$316.1

    For the quarter ended June 30, 2011, excluding $151.2 million of revenues and $25.9 million of operating income attributable to the impact of the Merger, revenues were comparable and operating income declined by $10.4 million, or 8%, as compared to the prior year quarter. The decline in operating income was primarily due to an increase in general and administrative expense incurred by Ensco to effect the Merger.

    For the six-month period ended June 30, 2011, excluding $151.2 million of revenues and $25.9 million of operating income attributable to the impact of the Merger, revenues declined by $85.5 million, or 10%, and operating income declined by $124.0 million, or 38%, as compared to the prior year period. These declines were primarily due to a decrease in average day rates for our Jackup fleet and downtime on ENSCO 7500 as the rig recently completed an enhancement project in a shipyard in Singapore and began mobilizing to Brazil during the quarter.  The decline in operating income was also attributable to an increase in general and administrative expense incurred by Ensco to effect the Merger.

    A significant number of our drilling contracts are of a long-term nature. Accordingly, a decline in demand for contract drilling services typically affects our operating results and cash flows gradually over future quarters as long-term contracts expire. The significant decline in oil and natural gas prices during the latter half of 2008 and the deterioration of the global economy continued to result in a decline in demand for contract drilling services during 2010 and the first half of 2011, which may continue to negatively impact our operating results.

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued on September 30, 2010. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure permits. Current or future NTLs or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.  Additionally, regulatory or customer requirements relating to blowout prevention equipment certification, inspection and testing may adversely impact our revenues.

    While we have substantial contract backlog for 2011, excluding the impact of the Merger, it is uncertain whether revenue, operating income and cash flow levels achieved during 2010 will be sustained during 2011.

Rig Counts, Utilization and Average Day Rates

    The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of June 30, 2011 and 2010:

	June 30, 2011(1)	June 30, 2010

Deepwater(2)	16	4
Midwater	6	--
Jackup(4)	46	39
Under construction(2)(3)	7	4
Total(5)	75	47

(1)	In connection with the Merger, we acquired 13 deepwater rigs, two of which are currently under construction, six midwater rigs and seven jackup rigs.
(2)
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

(4)	We acquired ENSCO 109 in July 2010 and sold ENSCO 95 in June 2011.
(5)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

   The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for the three-month and six-month periods ended June 30, 2011 and 2010 and includes the impact of Pride from the Merger Date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rig utilization(1)
Deepwater	86%	91%	83%	95%
Midwater	79%	N/A	79%	N/A
Jackup(3)	75%	75%	73%	77%
Total	77%	76%	75%	78%

Average day rates(2)
Deepwater	$347,024	$403,307	$333,232	$407,334
Midwater	237,139	N/A	237,139	N/A
Jackup(3)	99,024	105,124	97,959	108,478
Total	$147,305	$131,231	$134,605	$135,033

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

(2)
Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump sum revenues and revenues attributable to amortization of drilling contract intangibles as discussed in Note 2 to our condensed consolidated financial statements, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

(3)
ENSCO 69 has been excluded from rig utilization and average day rates for our Jackup segment during the period the rig was controlled and operated by Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela (January 2009 - August 2010).  For additional information on ENSCO 69, see Note 11 to our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

    Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by segment, are provided below.

Operating Income

In connection with the Merger, we evaluated our core assets and operations, consisting of five drillships, 17 semisubmersible rigs, 46 jackup rigs and seven rigs under construction, and organized them into three segments based on water depth operating capabilities. Accordingly, we now consider our business to consist of three reportable segments: (1) Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of our jackup rigs capable of operating in water depths up to 400 feet. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for two deepwater rigs and own one barge rig, which are included in “Other.”

    Segment information for the three-month and six-month periods ended June 30, 2011 and 2010 is presented below and includes the results of Pride from the Merger Date.  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended June 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$232.3	$ 36.1	$289.3	$ 6.5	$564.2	$ --	$564.2
Operating expenses Contract drilling (exclusive of depreciation)	111.1	22.9	145.4	6.9	286.3	--	286.3
Depreciation	33.9	5.2	43.2	0.5	82.8	0.7	83.5
General and administrative	--	--	--	--	--	47.4	47.4
Operating income (loss)	$ 87.3	$ 8.0	$100.7	$ (0.9)	$195.1	$(48.1)	$147.0

Three Months Ended June 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$120.9	$ --	$290.5	$ --	$411.4	$ --	$411.4
Operating expenses Contract drilling (exclusive of depreciation)	46.5	--	147.0	12.5	206.0	--	206.0
Depreciation	9.7	--	41.1	0.8	51.6	0.3	51.9
General and administrative	--	--	--	--	--	22.0	22.0
Operating income (loss)	$ 64.7	$ --	$102.4	$(13.3)	$153.8	$(22.3)	$131.5

Six Months Ended June 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$330.4	$ 36.1	$552.7	$ 6.5	$925.7	$ --	$925.7
Operating expenses Contract drilling (exclusive of depreciation)	152.0	22.9	295.7	7.3	477.9	--	477.9
Depreciation	50.1	5.2	85.7	0.9	141.9	1.1	143.0
General and administrative	--	--	--	--	--	77.5	77.5
Operating income (loss)	$128.3	$ 8.0	$171.3	$ (1.7)	$305.9	$(78.6)	$227.3

Six Months Ended June 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$251.3	$ --	$608.7	$ --	$860.0	$ --	$860.0
Operating expenses Contract drilling (exclusive of depreciation)	91.5	--	284.0	12.9	388.4	--	388.4
Depreciation	19.5	--	82.0	1.5	103.0	0.6	103.6
General and administrative	--	--	--	--	--	42.6	42.6
Operating income (loss)	$140.3	$ --	$242.7	$(14.4)	$368.6	$(43.2)	$325.4

    Deepwater

    Excluding $101.3 million of revenues attributable to the impact of the Merger, Deepwater revenues for the quarter ended June 30, 2011 increased by $10.1 million, or 8%, as compared to the prior year quarter. The increase in revenues was primarily due to ENSCO 8502 and ENSCO 8503 which were added to our Deepwater fleet and commenced drilling operations during the third quarter of 2010 and first quarter of 2011, respectively, partially offset by a decline in utilization to 83%, excluding the impact of the Merger, from 91% in the prior year quarter. The decline in utilization was due to downtime on ENSCO 7500 as the rig recently completed an enhancement project in a shipyard in Singapore and began mobilizing to Brazil during the quarter. Contract drilling expense increased by $5.0 million, or 11%, excluding $59.6 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was primarily due to the commencement of ENSCO 8502 and ENSCO 8503 drilling operations partially offset by downtime on ENSCO 7500. Depreciation expense increased by $8.3 million, or 86%, excluding $15.9 million of expense attributable to the impact of the Merger. The increase in depreciation expense was due to the addition of ENSCO 8502 and ENSCO 8503 to our Deepwater fleet as previously noted.

    Excluding $101.3 million of revenues attributable to the impact of the Merger, Deepwater revenues for the six-month period ended June 30, 2011 declined by $22.2 million, or 9%, as compared to the prior year period. The decline in revenues was due to a decline in utilization to 80%, excluding the impact of the Merger, from 95% in the prior year period resulting from downtime on ENSCO 7500, partially offset by the commencement of ENSCO 8502 and ENSCO 8503 drilling operations as previously noted. Contract drilling expense was comparable to the prior year period, excluding $59.6 million of expense attributable to the impact of the Merger. Depreciation expense increased by $14.7 million, or 75%, excluding $15.9 million of expense attributable to the impact of the Merger. The increase in depreciation expense was due to the addition of ENSCO 8502 and ENSCO 8503 to our Deepwater fleet as previously noted.

    Midwater

    Midwater revenues for the three-month and six-month period ended June 30, 2011 were $36.1 million. These revenues were attributable to our Midwater fleet acquired in connection with the Merger, which is comprised of five semisubmersible rigs currently operating in Brazil and one semisubmersible rig located in West Africa. Utilization of our Midwater fleet was 79% and average day rates were $237,000 for the current period.  Utilization was impacted primarily by ENSCO 5003, which was idle during the quarter.

    Jackup

    Excluding $7.3 million of revenues attributable to the impact of the Merger, Jackup revenues for the quarter ended June 30, 2011 declined by $8.5 million, or 3%, as compared to the prior year quarter. The decline in revenues was primarily due to a 6% decline in average day rates, excluding the impact of the Merger, resulting from lower levels of spending by oil and gas companies coupled with excess rig availability. The decline in average day rates was primarily attributable to the Asia and Pacific Rim and Middle East and Africa markets. The decline in revenues was partially offset by an increase in utilization to 77%, excluding the impact of the Merger, from 75% in the prior year quarter, primarily attributable to the Asia and Pacific Rim and Europe and Mediterranean markets. Contract drilling expense declined $6.4 million, or 4%, excluding $4.8 million of expense attributable to the impact of the Merger. The decline in expense was due to gains associated with the disposal of assets partially offset by increased repair and maintenance expense. Depreciation expense increased 3%, excluding $1.0 million of expense attributable to the impact of the Merger. The increase in depreciation expense was primarily due to the addition of ENSCO 109 to our Asia Pacific fleet during the third quarter of 2010.

    Excluding $7.3 million of revenues attributable to the impact of the Merger, Jackup revenues for the six-month period ended June 30, 2011 declined by $63.3 million, or 10%, as compared to the prior year period. The decline in revenues was primarily due to a 10% decline in average day rates, excluding the impact of the Merger, resulting from lower levels of spending by oil and gas companies coupled with excess rig availability. The decline in average day rates was primarily attributable to the Asia and Pacific Rim and Middle East and Africa markets. Contract drilling expense increased by $6.9 million, or 2%, excluding $4.8 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was primarily due to increased personnel and repair and maintenance expense, partially offset by gains associated with the disposal of assets. Depreciation expense increased by $2.7 million, or 3%, excluding $1.0 million of expense attributable to the impact of the Merger. The increase in depreciation expense was primarily due to the addition of ENSCO 109 to our Asia Pacific fleet during the third quarter of 2010.

    Other

    Other revenues and contract drilling expense for the three-month and six-month periods ended June 30, 2011 were primarily attributable to the managed drilling rig operations acquired in connection with the Merger. Other contract drilling expense for the three-month and six-month periods ended June 30, 2010 was primarily related to a $12.2 million loss on impairment of ENSCO I, our only barge rig.

    Reconciling Items

    Excluding general and administrative expense of $11.6 million incurred by Pride from the Merger Date, general and administrative expense for the three-month and six-month periods ended June 30, 2011 increased by $13.8 million, or 63%, and $23.3 million, or 55%, respectively, as compared to the respective prior year periods primarily due to increased advisory, legal, accounting, valuation and other professional or consulting fees incurred by Ensco to effect the Merger.  These increases were partially offset by professional fees incurred during the comparable prior year periods in connection with various reorganization efforts undertaken as a result of our redomestication to the U.K. in December 2009.

Other Income (Expense), Net

    The following summarizes other income (expense), net, for the three-month and six-month periods ended June 30, 2011 and 2010 and includes the results of Pride from the Merger Date (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income	$ 2.3	$ .2	$ 2.5	$ .3
Interest expense, net:
Interest expense	(41.6)	(5.4)	(60.1)	(10.4)
Capitalized interest	22.0	5.4	36.4	10.4
	(19.6)	--	(23.7)	--
Other, net	(.8)	12.6	5.3	15.6
	$(18.1)	$12.8	$(15.9)	$ 15.9

    Interest income for the three-month and six-month periods ended June 30, 2011 increased as compared to the respective prior year periods due to interest earned on certain long-term receivables.  Interest expense increased over the same periods primarily due to an increase in outstanding debt resulting from our public offering on March 17, 2011 of $2.5 billion aggregate principal amount of senior notes, in addition to $1.9 billion aggregate principal amount of debt assumed in connection with the Merger.  Interest expense of $22.0 million and $36.4 million was capitalized in connection with our newbuild construction during the three-month and six-month periods ended June 30, 2011, respectively.  All interest expense incurred during the three-month and six-month periods ended June 30, 2010 was capitalized in connection with our newbuild construction.  See Note 5 to our condensed consolidated financial statements for additional information on our senior notes and debt assumed in connection with the Merger.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $800,000 and $500,000 were included in other, net, for the three-month and six-month periods ended June 30, 2011, respectively.   Net foreign currency exchange gains of $1.9 million and $4.0 million were included in other, net, for the three-month and six-month periods ended June 30, 2010, respectively.

    A net gain of $4.8 million associated with the repurchase of our auction rate securities was included in other, net,  for the six-month period ended June 30, 2011.  Net gains of $300,000 and $600,000 associated with our auction rate securities were included in other, net,  for the three-month and six-month periods ended June 30, 2010, respectively. See Note 3 to our condensed consolidated financial statements for additional information on our auction rate securities.

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

    Income tax expense was $25.3 million and $22.4 million for the quarters ended June 30, 2011 and 2010, respectively. The $2.9 million increase in income tax expense as compared to the prior year quarter was due to various discrete tax items in the quarter ended June 30, 2011, primarily a gain on disposal of assets in a jurisdiction with a high tax rate.

    Income tax expense was $42.3 million and $57.4 million for the six-month periods ended June 30, 2011 and 2010, respectively. The $15.1 million decrease in income tax expense for the six-month period ended June 30, 2011 was primarily due to reduced profitability, partially offset by the impact of various discrete tax items during the six-month period ended June 30, 2011, including the gain on asset disposal discussed above and the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year.  Excluding discrete tax items, our consolidated effective income tax rate declined to 14.7% from 16.8% in the comparable prior year period, which also contributed to the decrease in income tax expense.   The decline in our 2011 consolidated effective income tax rate as compared to the prior year period was primarily due to the aforementioned transfer of drilling rig ownership in connection with the reorganization of our worldwide operations, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Although our business historically has been very cyclical, we historically have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild construction. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular.

    On May 31, 2011, we completed the Merger with Pride, which was financed through a combination of existing cash and cash equivalents, including proceeds from our public offering on March 17, 2011 of $1.0 billion aggregate principal amount of 3.25% senior notes due 2016 and $1.5 billion aggregate principal amount of 4.70% senior notes due 2021 and borrowings under our commercial paper program. Total consideration paid to Pride shareholders was $2.8 billion of cash and the delivery of 85.8 million Ensco ADSs.  Furthermore, we assumed $1.9 billion aggregate principal amount of long-term debt in conjunction with the Merger. Given the number of rigs under construction and the amount of debt assumed in the Merger, it is contemplated that our cash flows will primarily be dedicated to finance newbuild construction through 2013, in addition to servicing our long-term debt.

    During the first half of 2011, our cash flows from operations were negatively influenced by the Macondo well incident and associated new regulatory, legislative or permitting requirements, which may continue during the remainder of 2011 and beyond. However, based on $554.0 million of cash and cash equivalents on hand as of June 30, 2011 and our current contractual backlog, we believe our future operations and obligations associated with our newbuild construction primarily will be funded from existing cash and cash equivalents, future operating cash flow and borrowings under our commercial paper program and/or credit facilities.

    During the six-month period ended June 30, 2011, our primary source of cash was $2.5 billion in proceeds from the issuance of our senior notes and $175.8 million generated from operating activities of continuing operations.  Our primary use of cash for the same period was $2.8 billion paid for the cash consideration of the Merger; $265.6 million for the construction, enhancement and other improvement of our drilling rigs, including $136.4 million invested in our newbuild construction; $189.6 million for reduction of long-term borrowings; and $130.7 million for the payment of dividends.

    During the six-month period ended June 30, 2010, our primary source of cash was $375.4 million generated from operating activities of continuing operations and $132.4 million of proceeds from the sale of three jackup rigs.  Our primary uses of cash for the same period included $336.6 million for the construction, enhancement and other improvement of our drilling rigs, including $267.2 million invested in the construction of our ENSCO 8500 Series® rigs and $53.6 million for the payment of dividends.

Cash Flow and Capital Expenditures

    Our cash flow from operating activities of continuing operations and capital expenditures on continuing operations, excluding the $2.8 billion of cash consideration for the Merger, for the six-month periods ended June 30, 2011 and 2010 were as follows and include cash flows of Pride from the Merger Date (in millions):

	Six Months Ended June 30,
	2011	2010

Cash flow from operating activities of continuing operations	$175.8	$375.4
Capital expenditures on continuing operations
New rig construction	$136.4	$267.2
Rig acquisition	--	18.6
Rig enhancements	86.3	5.1
Minor upgrades and improvements	42.9	45.7
	$265.6	$336.6

    Cash flow from operating activities of continuing operations declined by $199.6 million, or 53%, for the six-month period ended June 30, 2011 as compared to the prior year period. The decline resulted primarily from a $186.5 million increase in cash payments related to contract drilling expenses, a $23.7 million decline in cash receipts from contract drilling services and a $31.7 million increase in cash payments related to general and administrative expense, which was primarily attributable to the Merger. The aforementioned items were partially offset by a $33.4 million increase in cash receipts from repurchases/redemptions of our auction rate securities and a $15.5 million decline in tax payments.

    We continue to expand the size and quality of our drilling rig fleet.  In connection with the Merger, we acquired seven drillships (two of which are under construction), 12 semisubmersible rigs and seven jackup rigs. ENSCO DS-3 and ENSCO DS-4 commenced on operating day rate under five-year contracts in June and May 2011, respectively. ENSCO DS-5 recently completed its mobilization to the U.S. Gulf of Mexico and commenced drilling operations under a five-year contract in July 2011.

    ENSCO 8503 was delivered in September 2010 and commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011.  ENSCO 8503 is expected to commence drilling operations in the U.S. Gulf of Mexico under a two-year contract during the fourth quarter of 2011. We also have two ultra-deepwater drillships and three ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates from the third quarter of 2011 through the second half of 2013. ENSCO 8504 is committed under a drilling contract in Brunei, while the other two ENSCO 8500 Series® rigs and two ultra-deepwater drillships under construction are uncontracted.  Our ENSCO 7500 ultra-deepwater semisubmersible rig recently completed an enhancement project in a shipyard in Singapore and is expected to commence drilling operations in Brazil under a two-and-a-half year contract during the fourth quarter of 2011.

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

    Based on our current projections, and excluding the $2.8 billion of cash consideration for the Merger, we expect capital expenditures during 2011 to include approximately $630.0 million for newbuild construction, approximately $235.0 million for rig enhancement projects and approximately $150.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

    Our long-term debt, total capital and long-term debt to total capital ratios as of June 30, 2011 and December 31, 2010 are summarized below (in millions, except percentages):

	June 30, 2011	December 31, 2010

Long-term debt	$ 4,917.4	$ 240.1
Total capital*	$15,489.1	$6,199.6
Long-term debt to total capital	31.7%	3.9%

*Total capital consists of long-term debt and Ensco shareholders' equity.

    Senior Notes

    On March 17, 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the “Notes”) in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Indenture”), and a supplemental indenture between us and the Trustee, dated March 17, 2011 (the “Supplemental Indenture”). The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

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

    Acquired Debt

    In connection with the Merger, we assumed Pride’s outstanding debt comprised of $900.0 million 6.875% senior notes due 2020, $500.0 million 8.500% senior notes due 2019, $300.0 million 7.875% senior notes due 2040 (collectively the “Pride Notes”) and $151.5 million of Maritime Administration (“MARAD”) bonds due 2016.  Under a supplemental indenture dated May 31, 2011 to the original indenture dated July 1, 2004, Ensco plc fully and unconditionally guaranteed performance of all obligations of Pride with respect to the Pride Notes.  The guarantee of the Pride Notes was made to allow us greater operating flexibility and provides for, among other matters, modifications of certain reporting requirements and the ability to transfer assets among Ensco subsidiaries.  See Note 18 to our condensed consolidated financial statements for additional information on the guarantee of the Pride Notes.  In addition, we assumed debt outstanding with respect to Pride’s senior unsecured revolving credit facility totaling $181.0 million which was repaid in full and the facility terminated.

    We may also redeem each series of the Pride Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Pride Notes also contain customary events of default, including failure to pay principal or interest on the Pride Notes when due, among others. The Pride Notes contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Revolving Credit

    On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes.  On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. The Five-Year Credit Facility has a five-year term, expiring in May 2016, and replaces our $700.0 million four-year credit agreement which was scheduled to mature in May 2014.  Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion.  We had no amounts outstanding under the Five-Year Credit Facility or our prior credit agreement as of June 30, 2011 and December 31, 2010, respectively.

    On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied. On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for Ensco to use for general corporate purposes. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. The 364-Day Credit Facility has a one-year term, expiring in May 2012, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility.  Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 11, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.50% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.10% per annum) on the total $450.0 million commitment, which is also based on our credit rating. We also are required to maintain a debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million.  We had no amounts outstanding under the 364-Day Credit Facility as of June 30, 2011.

    Commercial Paper

    On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million.  On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issuance.  The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had $89.9 million outstanding under our commercial paper program as of June 30, 2011.

    Other Financing

    On February 6, 2011, we entered into a bridge commitment letter (the “Commitment Letter”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (“Citi”). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2.8 billion unsecured bridge term loan facility (the “Bridge Term Facility”) to fund a portion of the cash consideration in the Merger.  Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the proposed merger with Pride and accordingly, the Bridge Term Facility was terminated.

    We filed an immediately effective Form S-3 Registration Statement with the Securities and Exchange Commission ("SEC") in January 2009, which provides us the ability to issue debt and/or equity securities in one or more offerings from time to time.  In May 2011, we filed an immediately effective, post-effective amendment to the registration statement to provide us the ability to also issue guarantees of debt securities and other securities in one or more offerings from time to time.  The registration statement, as amended, expires in January 2012.

    In addition to the MARAD bonds assumed in connection with the Merger, we had an aggregate $99.8 million outstanding as of June 30, 2011 under two separate MARAD bond issues that require semiannual principal and interest payments and are due in 2015 and 2020, respectively.  We also make semiannual interest payments on $150.0 million of 7.20% debentures due in 2027.

    The Board of Directors of our U.S. subsidiary and predecessor, Ensco Delaware, previously authorized the repurchase of up to $1.5 billion of our ADSs.  In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share).  No shares were repurchased under the share repurchase programs during 2009, 2010 or the six-month period ended June 30, 2011.  Although $562.4 million remained available for repurchase as of June 30, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Contractual Obligations

    We have various contractual commitments related to our newbuild construction agreements, long-term debt and operating leases. We expect to fund these commitments from our existing cash and cash equivalents, future operating cash flows and, if necessary, funds borrowed under our commercial paper program, credit facilities or other future financing arrangements.  The actual timing of our newbuild construction payments may vary based on the completion of various construction milestones, which are beyond our control. The table below summarizes our significant contractual obligations, inclusive of the significant contractual obligations assumed as a result of the Merger, as of June 30, 2011 and the periods in which such obligations are due (in millions):

	Payments Due by Period
		2012	2014
		and	and	After
	2011(1)	2013	2015	2015	Total

Newbuild construction agreements	$410.7	$1,368.9	$ --	$ --	$1,779.6
Principal payments on long-term debt	113.6	95.0	95.0	4,387.6	4,691.2
Interest payments on long-term debt	126.4	502.2	492.8	1,585.6	2,707.0
Operating leases	12.6	17.9	9.4	11.4	51.3
Total contractual obligations(2)(3)	$663.3	$1,984.0	$597.2	$5,984.6	$9,229.1

(1)	Represents the six-month period beginning July 1, 2011.

(2)
Contractual obligations do not include $56.7 million of unrecognized tax benefits included on our condensed consolidated balance sheet as of June 30, 2011.  Substantially all of our unrecognized tax benefits relate to uncertain tax positions that were not under review by taxing authorities. Therefore, we are unable to specify the future periods in which we may be obligated to settle such amounts.

(3)
Contractual obligations do not include foreign currency forward contracts ("derivatives"). As of June 30, 2011, we had derivatives outstanding to exchange an aggregate $369.6 million U.S. dollars for various foreign currencies, including $135.6 million for Singapore dollars.  As of June 30, 2011, our condensed consolidated balance sheet included net derivative assets of $13.7 million. All of our outstanding derivatives mature during the next 17 months.

Liquidity

    Our liquidity position as of June 30, 2011 and December 31, 2010 is summarized in the table below (in millions, except ratios):

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$554.0	$1,050.7
Working capital	$371.6	$1,087.7
Current ratio	1.3	4.1

    Upon completion of the Merger, we increased our indebtedness, which included Pride’s debt obligations outstanding on the Merger Date.  In addition, various commitments and contractual obligations in connection with Pride’s normal course of business remained outstanding after the Merger, including obligations associated with Pride’s newbuild program.

    We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends, stock repurchases or working capital requirements, from our cash and cash equivalents, operating cash flow and funds borrowed under our commercial paper program and/or 364-Day Credit Facility.  We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our cash and cash equivalents, operating cash flow and, if necessary, funds borrowed under our Five-Year Credit Facility or other future financing arrangements. We may decide to access debt markets to raise additional capital or increase liquidity as necessary.

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

MARKET RISK

    We use derivatives to reduce our exposure to foreign currency exchange rate risk. Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar.  We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We occasionally employ an interest rate risk management strategy that utilizes derivative instruments to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates.

    We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various foreign currencies.  As of June 30, 2011, $180.3 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $120.9 million was hedged through derivatives.

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

    We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and interest rate risk and does not expose us to material credit risk or any other material market risk.

    As of June 30, 2011, we had derivatives outstanding to exchange an aggregate $369.6 million for various foreign currencies, including $135.6 million for Singapore dollars. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of June 30, 2011 would approximate $26.6 million, including $7.9 million related to our Singapore dollar exposures.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 17 months.  See Note 6 to our condensed consolidated financial statements for additional information on our derivative instruments.

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

    Property and Equipment

    As of June 30, 2011, the carrying value of our property and equipment totaled $12.1 billion, which represented 69% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

    Impairment of Long-Lived Assets and Goodwill

    We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry has historically been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible. Our drilling rigs are suited for, and accessible to, broad and numerous markets throughout the world.

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

    We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate each unit's fair value as of the testing date. Our three reportable segments represent our reporting units. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

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

    Income Taxes

    We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of June 30, 2011, our condensed consolidated balance sheet included a $355.8 million net deferred income tax liability, a $20.1 million liability for income taxes currently payable and a $56.7 million liability for unrecognized tax benefits.

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

    Accounting Pronouncements

    In May 2011, the FASB issued the Accounting Standard Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”) which is effective for public entities during interim and annual periods beginning after December 15, 2011.  The amendments in Update 2011-04 are to be applied prospectively and early application by public entities is not permitted. Update 2011-04 provides amendments to Topic 820, “Fair Value Measurement” which apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. We will adopt Update 2011-04 upon its effective date of January 1, 2012. We do not expect the adoption of Update 2011-04 to have any effect on our consolidated statements of income, balance sheets or statements of cash flows.

    In June 2011, the FASB issued the Accounting Standard Update 2011-05, “Presentation of Comprehensive Income” (“Update 2011-05”) which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Update 2011-05 provides amendments to Topic 220, “Comprehensive Income,” to be applied retrospectively.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. We will adopt Update 2011-05 upon its effective date of January 1, 2012. We do not expect the adoption of Update 2011-05 to have a material effect on our consolidated statements of income, balance sheets or statements of cash flows.

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

   On the Merger Date, we completed the Merger as discussed in the Explanatory Note to this quarterly report.  We will exclude Pride from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Total revenues subject to Pride’s internal control over financial reporting represented 27% of our consolidated revenues during the fiscal quarter ended June 30, 2011. Total assets subject to Pride’s internal control over financial reporting represented 48% of our consolidated total assets as of June 30, 2011.

    During the fiscal quarter ended June 30, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    Demand Letter, Derivative Cases and Shareholder Class Actions

    In June 2009, Pride received a demand letter from counsel representing Kyle Arnold. The letter states that Mr. Arnold was one of Pride’s shareholders and that he believes certain of Pride’s then-current and former officers and directors violated their fiduciary duties related to the issues described below under “—FCPA Investigation.” The letter requested that Pride’s board of directors take appropriate action against the individuals in question.  In September 2009, Pride’s board of directors formed a special committee, which retained independent counsel and commenced an evaluation of the issues raised by the letter in an effort to determine a course of action.

    On April 14, 2010, Edward Ferguson, a purported shareholder of Pride, filed a derivative action in the state court of Harris County, Texas against all of Pride’s then-current directors and against Pride, as nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to Pride related to the issues described below under “—FCPA Investigation.” Among other remedies, the lawsuit seeks damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. On April 15, 2010, Lawrence Dixon, another purported shareholder, filed a substantially similar lawsuit in the state court of Harris County, Texas against the same defendants. These two lawsuits have been consolidated. After the conclusion of Pride’s investigation (see “—FCPA Investigation”), the plaintiffs filed a consolidated amended petition on January 18, 2011, raising allegations substantially similar to those made in the prior lawsuits.

    In December 2010, the special committee completed its evaluation of the issues surrounding Pride's FCPA investigation and again reviewed its conclusion on January 28, 2011 in connection with the amended petition described above. The committee concluded that it was not in the interest of Pride or its shareholders to pursue litigation related to the matter. On February 14, 2011, Pride received the report of the special committee dated December 8, 2010, as well as committee minutes reflecting the conclusions reached in the meeting of January 28, 2011.

    Following the announcement of the Merger, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride’s directors, Ensco and certain of our subsidiaries in the Delaware Court of Chancery, the U.S. District Court for the Southern District of Texas, and in the state courts of Harris County, Texas. These lawsuits challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride’s stockholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger Agreement improperly favored Ensco and unduly restricted Pride’s ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger. In addition, the plaintiffs in the derivative class action lawsuit related to Pride’s previously disclosed FCPA investigation as described below filed an amendment to their petition adding claims related to the Merger.  In the amendment, the plaintiffs contend that the proposed Merger was motivated by a desire to extinguish alleged liability related to the derivative action, as well as other claims similar to those described above relating to the Merger.  The derivative class action lawsuit, as amended, has been consolidated with the other lawsuits in the state courts of Harris County, Texas.

On May 19, 2011, Ensco and the other named defendants signed a memorandum of understanding with the plaintiffs to settle the previously disclosed shareholder class action lawsuits filed in the Delaware Court of Chancery related to the Merger Agreement.  As provided in the memorandum of understanding, after approval by Pride and Ensco boards of directors in May, the parties entered into an amendment to the Merger Agreement.  The amendment reduced the fee payable by Pride in connection with certain terminations of the Merger Agreement to $195.0 million from $260.0 million.  The amendment also shortened the “tail period” for certain transactions that could trigger a termination fee from 12 months to nine months after termination. The amendment also eliminated the “force the vote” provision applicable to Pride such that Pride would not be required to submit the adoption of the Merger Agreement to its shareholders if the Pride board of directors made an adverse change in their recommendation.

   The memorandum of understanding also provided, among other matters, that the parties would seek to enter into a stipulation of settlement which provides for the release of certain claims held by such class and the payment of the fees and expenses of the attorneys for the class in an amount to be agreed.  The stipulation of the settlement will be subject to customary conditions, including court approval. There can be no assurance that the parties will ultimately enter into a stipulation of settlement that receives court approval.  In the event the parties are unable to reach agreement on the amount of attorneys' fees, such matter may be submitted to the court for determination.

    At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability, including the amount of attorneys' fees that may be awarded.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Ensco FCPA Investigation

    In May 2011, we received notification from the U.S. Department of Justice (“DOJ”) that it had determined not to pursue any enforcement action against us with respect to our previously disclosed independent investigation of potential FCPA violations arising out of business activities in Nigeria.  As previously disclosed, the SEC Division of Enforcement had advised us in May 2010 that it did not intend to recommend any enforcement action in connection with that investigation.  Thus, this matter is now closed before both U.S. agencies.

    Pride FCPA Investigation

    In 2010, Pride and its subsidiaries resolved with the DOJ and the SEC its previously disclosed investigations into potential violations of the FCPA.  In connection with the settlements, Pride paid a total of $56.2 million in penalties, disgorgement and interest.

    The settlement with the DOJ included a deferred prosecution agreement (“DPA”) between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. Under the DPA, the DOJ agreed to defer the prosecution of certain FCPA-related charges and agreed not to bring any further criminal or civil charges against Pride or any of its subsidiaries related to either any of the conduct set forth in the statement of facts attached to the DPA or any other information disclosed to the DOJ prior to the execution of the DPA. Pride agreed, among other things, to continue to cooperate with the DOJ, to continue to review and maintain its anti-bribery compliance program and to submit to the DOJ three annual written reports regarding its progress and experience in maintaining and, as appropriate, enhancing its compliance policies and procedures.  In connection with our acquisition of Pride, we agreed to assume the obligations set forth in the DPA.  If we comply with the terms of the DPA, the deferred charges against Pride will be dismissed with prejudice. If, during the term of the DPA, the DOJ determines that we have committed a felony under federal law, provided deliberately false information or otherwise breached the DPA, we could be subject to prosecution and penalties for any criminal violation of which the DOJ has knowledge, including the deferred charges.

    In connection with the plea agreement, Pride Forasol S.A.S. was sentenced to pay a criminal fine of $32.6 million and to serve a three-year term of organizational probation. The SEC investigation was resolved in November 2010. Without admitting or denying the allegations in a civil complaint filed by the SEC, Pride consented to the entry of a final judgment ordering disgorgement plus pre-judgment interest totaling $23.6 million and a permanent injunction against future violations of the FCPA.

    Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, shareholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a shareholder demand letter and derivative cases with respect to these matters, please see the discussion above under “—Demand Letter, Derivative Cases and Shareholder Class Actions.” In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

   We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect the actions may have on our financial condition, operating results or cash flows.

    ENSCO 74 Loss

    In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by the oil tanker SKS Satilla in March 2009.

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

    ENSCO 69

    By letter dated June 4, 2009, we were informed by Petrosucre of its intention to assume complete custody and control of ENSCO 69.  We have filed an insurance claim under our package policy, which includes coverage for certain political risks. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

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

    On April 26, 2010, we obtained a temporary injunction from the Texas court that effectively prohibits the insurance underwriters from pursuing litigation they filed in the U.K.  On July 27, 2010, we agreed with underwriters to submit the matter to arbitration.  The U.K. litigation has been dismissed and the Dallas District Court litigation has been stayed.  We have been able to reach a mutually agreeable settlement with most of the underwriters subscribing to the package policy, which is expected to result in a gain of approximately $10.8 million upon receipt of cash settlements during the third quarter of 2011.  The pending arbitration only will be applicable to those underwriters that do not agree to the settlement.  Until these proceedings are concluded, there can be no assurances as to the ultimate outcome with regard to the underwriter who has not agreed to settle this matter.

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

    Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims and seeking a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies.  The court heard several pretrial motions on May 25, 2011 and on July 31, 2011 issued an order compelling the matter to be submitted to arbitration.

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

    To date, written discovery and plaintiff depositions have taken place in eight cases involving us. While several cases have been selected for trial during 2011 and 2012, none of the cases pending against us in Mississippi state court are included within those selected cases.

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

    We were recently notified that the Houston firm representing the plaintiffs in all 65 claims had dissolved effective as of November 30, 2010.  Currently, the plaintiffs are represented by local Mississippi counsel, and we expect that additional counsel will be entering as counsel of record.  The impact, if any, of the substitution of counsel is unknown at this time.

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

    In addition to the pending cases in Mississippi, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect the final disposition of the Mississippi and other asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

    U.S. Gulf of Mexico Drilling Moratorium and Permitting Delays

    On July 9, 2010, ENSCO Offshore Company, a subsidiary of Ensco plc, filed suit in the U.S. District Court for the Eastern District of Louisiana in New Orleans against the U.S. Department of the Interior, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE") and other federal defendants seeking a ruling that the defendants violated the Administrative Procedures Act and the Outer Continental Shelf Lands Act by imposing a six-month deepwater drilling moratorium in the U.S. Gulf of Mexico, by imposing new substantive safety and certification requirements in NTL-05 for both shallow-water and deepwater drilling in the U.S. Gulf of Mexico without following the required notice-and-comment procedures, and by unreasonably delaying the processing of applications for permits to drill in the U.S. Gulf of Mexico.  The complaint was amended on July 20, 2010, to address the actions taken by the U.S. Department of the Interior on July 12, 2010, to impose a second moratorium/suspension that generally applied to deepwater drilling in the U.S. Gulf of Mexico and to challenge defendants’ historical documentary and permitting requirements with respect to both shallow-water and deepwater development and production drilling and related activities in the U.S. Gulf of Mexico on the grounds that they lack proper legislative authorization.

    The lawsuit sought a more well-defined regulatory process for instituting new safety measures and operational and permitting requirements for U.S. Gulf of Mexico shallow-water and deepwater offshore drilling so as to comply with the Administrative Procedures Act and the Outer Continental Shelf Lands Act.  On September 29, 2010, a partial summary judgment motion was heard in the U.S. District Court for the Eastern District of Louisiana in connection with the moratorium and NTL-5 counts.  The court granted Ensco’s motion for summary judgment as to Count III (challenging the validity of NTL-5) and dismissed its claims regarding the first and second moratoria (Counts I and II) on the grounds of mootness due to the U.S. Government’s decision to purportedly terminate the second moratorium on the same day (October 12, 2010) as the final briefs were submitted.

    On November 30, 2010, Ensco filed a motion for reconsideration of the dismissal of Counts I and II and for a preliminary injunction on Count IV, which would require the BOEMRE to act on five of the seven Ensco-related applications for permits to drill at issue in the case.  Defendants opposed that motion and moved to dismiss Counts IV, V, and VI.  On December 22, 2010, Ensco filed a motion to further amend its complaint (which, inter alia, would add ATP Oil & Gas Corporation as a co-plaintiff).

    Following a hearing held on January 12, 2011, our motion for reconsideration of the dismissal of Counts I and II was denied, both our motion for a preliminary injunction addressing Count IV (unreasonable delay in processing permits) and the government’s motion to dismiss that count and Counts V and VI (relating to documentary and permitting requirements for development and production activities) were denied.  The court granted the motion to file a new amended complaint.  The judge also ordered that the matter be brought to trial expeditiously and moved the trial date from July 25, 2011, to May 16, 2011.

    On February 17, 2011, the court rescinded and vacated its previous order on Count IV and granted Ensco's motion for a preliminary injunction, compelling the BOEMRE to process five pending drilling permit applications related to Ensco rigs within 30 days.  Defendants filed an appeal of that preliminary injunction.  Thereafter, the U.S. Court of Appeal for the Fifth Circuit issued a stay of the injunction at the government's request.

    Meanwhile, the parties cross-moved for summary judgment on Count IV (unreasonable delay in processing permits).  On May 10, 2011, the U.S. District Court for the Eastern District of Louisiana granted summary judgment in plaintiffs’ favor on Count IV and entered a permanent injunction requiring the government to grant or deny six Ensco-related permit applications by June 9, 2011 (of the seven Ensco-related applications at issue in the case, one had already been approved by the BOEMRE at the time).  On May 20, 2011, the court issued a final judgment on Count IV, which included both declaratory and injunctive relief in Ensco’s favor.  Defendants’ appeal of the preliminary injunction was then dismissed as moot by the U.S. Court of Appeal for the Fifth Circuit.

    On June 8, 2011, Ensco and the defendants entered into a settlement agreement, pursuant to which (1) the BOEMRE is obligated to “take action” on the six unapproved Ensco-related permit applications within a 30 day time frame and (2) Ensco would dismiss its remaining claims.  The BOEMRE may “take action” by approving, denying or returning an application to the operator.  Either of the last two options require the BOEMRE to specifically identify all then-existing deficiencies in the application.  The settlement agreement also requires BOEMRE to “take action” on any resubmitted application within 30 days.  On June 16, 2011, the court approved the settlement agreement and entered a consent decree incorporating its terms.  In accordance with the settlement agreement, the court also dismissed Ensco’s claims, vacated the permanent injunction, and amended the final judgment on Count IV accordingly.  The intervenor-defendants have filed an appeal seeking a vacatur of the district court’s summary judgment decision on Count IV and the declaratory aspects of the final judgment on Count IV.

    Environmental Matters

    We are currently subject to pending notices of assessment issued from 2008 to 2011 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $3.0 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $3.0 million liability related to these matters was recorded as of June 30, 2011.

    We currently are subject to a pending administrative proceeding initiated in July 2009 by a governmental authority of Spain pursuant to which such governmental authority is seeking payment in an aggregate amount of approximately $4.0 million for an alleged environmental spill originating from the ENSCO 5006 while it was operating offshore Spain. We expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract.  Our customer has posted guarantees with the Spanish government to cover potential penalties. In addition, a criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

    We intend to defend ourselves vigorously in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect the outcome of the proceedings to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

Seahawk Drilling, Inc. Bankruptcy

    In August 2009, Pride completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with Pride’s mat-supported jack-up rig business. In February 2011, Seahawk and several of its affiliates filed for protection under Chapter 11 of the Bankruptcy Code. In the bankruptcy filings, Pride was listed as Seahawk’s largest unsecured creditor with a contingent, disputed and unliquidated claim in the amount of approximately $16.0 million. The debt was listed as a trade payable, subject to setoff. Pride has filed proofs of claim totaling approximately $70.0 million, including approximately $50.0 million in connection with the credit support discussed below.   The Seahawk debtors sold substantially all of their assets to Hercules Offshore, Inc. and its affiliate SD Drilling LLC, which paid base aggregate consideration consisting of approximately $25.0 million in cash and 22.3 million shares of Hercules common stock.   In accordance with the bankruptcy plan, a portion of the Hercules shares will be set aside in a reserve to satisfy Pride’s claims at 100% of their stated value, plus interest and attorneys’ fees, pending resolution in court of the allowed amount of Pride’s claims.   The resolution of such disputes through the court process may take considerable time.  The bankruptcy court has scheduled a hearing to consider confirmation of Seahawk's plan starting on August 30, 2011.  If the value of the Hercules common stock  is insufficient to  pay or reserve for claims in full at 100% of their stated value, plus interest and attorneys' fees, creditors including Pride may receive pro rata distributions.   The bankruptcy laws permit a debtor in bankruptcy, under certain circumstances, to challenge pre-bankruptcy payments or transfers of the debtor’s assets if the debtor received less than reasonably equivalent value while insolvent, or if the transfers were made with the actual intent to hinder, delay or defraud a creditor, or were made while insolvent on account of a pre-existing debt that has the effect of preferring the transferee over the debtor’s other creditors during the so-called preference period.   In its amended disclosure statement accompanying the amended joint plan of reorganization, Seahawk asserted that it has (i) claims under the insolvency laws against Pride to challenge transfers made in connection with the spin-off of Seahawk and obligations Seahawk incurred with respect thereto and (ii) contractual counter-claims against Pride that Seahawk asserts will offset amounts Seahawk owes Pride and create a net payable owing from Pride to Seahawk.   Pursuant to a scheduling order agreed among Pride, the Seahawk debtors and the equity committee, all such alleged claims against Pride must be asserted by August 13, 2011 and the bankruptcy court will hold a trial starting on December 12, 2011 to determine the allowed amount of Pride's claims against Seahawk and the validity of Seahawk's claims against Pride.   We believe that the potential claims against Pride are without merit, and we intend to defend such actions vigorously.  Based on information currently available, we have concluded that it is remote that a liability exists with respect to this matter.

    Seahawk Tax-Related Credit Support

    In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to their operations. Pursuant to local statutory requirements, Seahawk provided and may provide additional surety bonds, letters of credit, or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between Pride and Seahawk, Pride agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds, letters of credit, or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date. On September 15, 2010, Seahawk requested that Pride provide credit support for four letters of credit issued for the appeals of four of these tax assessments. The amount of the request totaled approximately $50.0 million. On October 28, 2010, Pride provided credit support in satisfaction of this request. A liability of $2.0 million related to this matter was recorded as of June 30, 2011 and included in accrued liabilities and other on our condensed consolidated balance sheet. Pursuant to the tax support agreement, Seahawk is required to pay us a fee based on the actual credit support provided.  Seahawk’s quarterly fee payment due on December 31, 2010 was not made, which had the effect of terminating Pride’s obligation to provide further credit support under the tax support agreement.

    On February 9, 2011, Pride sent a notice to Seahawk requesting that it provide cash collateral for the credit support that Pride previously provided, as provided under the terms of the agreement. In connection with its bankruptcy filing, Seahawk is seeking to terminate its reimbursement obligations under the tax support agreement. Pride filed a proof of claim in Seahawk’s bankruptcy for all damages arising from or relating to Seahawk’s repudiation of its obligations under the tax support agreement.

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

Item 1A.   Risk Factors

    There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 and in "Item 1A. Risk Factors" in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, each of which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

THE POTENTIAL FOR GULF OF MEXICO HURRICANE RELATED WINDSTORM DAMAGE OR LIABILITIES COULD RESULT IN UNINSURED LOSSES AND MAY CAUSE US TO ALTER OUR OPERATING PROCEDURES DURING HURRICANE SEASON, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the Gulf of Mexico than most of our competitors. We currently have 11 jackup rigs, three ultra-deepwater semisubmersible rigs and two ultra-deepwater drillships in the Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts on lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and one jackup rig during 2008, with associated loss of contract revenues and potential liabilities.

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

    Upon renewal of our annual insurance policies effective May 31, 2011, we obtained $450.0 million of aggregate coverage for ultra-deepwater semisubmersible hull and machinery losses arising from Gulf of Mexico windstorm damage with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs remaining in the Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our 11 jackup rigs remaining in the Gulf of Mexico arising out of windstorm damage.

    With respect to our two ultra-deepwater drillships currently located in the Gulf of Mexico, ENSCO DS-3 and ENSCO DS-5, we have $150.0 million of named windstorm coverage with a $10.0 million per occurrence deductible.  With respect to the ENSCO DS-5, included in the $450.0 million aggregate limit mentioned above, there is $300.0 million of coverage in excess of the $150.0 million aggregate limit for the two drillships.

   Our current liability insurance policies only provide coverage for Gulf of Mexico windstorm exposures for removal of wreckage and debris in excess of $50.0 million per occurrence as respects our jackup, ultra-deepwater semisubmersible and drillship operations and have an annual aggregate limit of $450.0 million. Our limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by Gulf of Mexico hurricanes.

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

    As noted above, we have a $50.0 million per occurrence deductible for windstorm loss or damage to our ultra-deepwater semisubmersible rigs in the Gulf of Mexico, a $10.0 million per occurrence deductible for windstorm loss or damage to our drillships in the Gulf of Mexico, and have elected not to purchase loss or damage insurance coverage for our 11 jackup rigs in the area.  Moreover, we have retained the risk for the first $50.0 million of liability exposure for removal of wreckage and debris resulting from windstorm related exposures associated with our rigs in the Gulf of Mexico. These and other retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with Gulf of Mexico hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of Gulf of Mexico hurricanes.

LEGAL PROCEEDINGS COULD AFFECT US ADVERSELY.

    We are involved in litigation, including various claims, disputes and regulatory proceedings that arise in the ordinary course of business, many of which are uninsured and relate to commercial, employment or regulatory activities. We also have concluded an internal investigation relating to compliance with the anti-bribery, recordkeeping and accounting provisions of the FCPA that focuses on activities related to our former operations in Nigeria and the associated accounting entries and internal accounting controls and have self-reported to the appropriate U.S. government authorities.

    Additionally, in 2010, Pride and its subsidiaries resolved with the DOJ and the SEC its previously disclosed investigations into potential violations of the FCPA.  In connection with the settlements, Pride paid a total of $56.2 million in penalties, disgorgement and interest.

    The settlement with the DOJ included a DPA between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. Under the DPA, the DOJ agreed to defer the prosecution of certain FCPA-related charges and agreed not to bring any further criminal or civil charges against Pride or any of its subsidiaries related to either any of the conduct set forth in the statement of facts attached to the DPA or any other information disclosed to the DOJ prior to the execution of the DPA. Pride agreed, among other things, to continue to cooperate with the DOJ, to continue to review and maintain its anti-bribery compliance program and to submit to the DOJ three annual written reports regarding its progress and experience in maintaining and, as appropriate, enhancing its compliance policies and procedures.  In connection with our acquisition of Pride, we assumed the obligations set forth in the DPA.  If we comply with the terms of the DPA, the deferred charges against Pride will be dismissed with prejudice. If, during the term of the DPA, the DOJ determines that we have committed a felony under federal law, provided deliberately false information or otherwise breached the DPA, we could be subject to prosecution and penalties for any criminal violation of which the DOJ has knowledge, including the deferred charges.

   In connection with the plea agreement, Pride Forasol S.A.S. was sentenced to pay a criminal fine of $32.6 million and to serve a three-year term of organizational probation.

    The SEC investigation was resolved in November 2010. Without admitting or denying the allegations in a civil complaint filed by the SEC, Pride consented to the entry of a final judgment ordering disgorgement plus pre-judgment interest totaling $23.6 million and a permanent injunction against future violations of the FCPA.

    Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a stockholder demand letter and derivative cases with respect to these matters, please see the discussion under “—Demand Letter and Derivative Cases” in Item 1. Legal Proceedings included in Part II of this quarterly report. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

    Although we cannot accurately predict the outcome of our litigation, claims, disputes, regulatory proceedings and investigations or the amount or impact of any associated liability or other sanctions, these matters could adversely affect our financial position, operating results or cash flows.

MANY OF OUR CONTRACTS WITH OUR CUSTOMERS FOR OUR OFFSHORE RIGS ARE LONG-TERM DAY RATE CONTRACTS. INCREASES IN OUR COSTS, WHICH ARE UNPREDICTABLE AND FLUCTUATE BASED ON EVENTS OUTSIDE OUR CONTROL, COULD ADVERSELY IMPACT OUR PROFITABILITY.

    In periods of rising demand for offshore rigs, a drilling contractor generally would prefer to enter into well-to-well or other shorter term contracts that would allow the contractor to profit from increasing day rates, while customers with reasonably definite drilling programs would typically prefer longer term contracts in order to maintain day rates at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, a drilling contractor generally would prefer longer term contracts to preserve day rates and utilization, while customers generally would prefer well-to-well or other shorter term contracts that would allow the customer to benefit from the decreasing day rates. As a result of the Merger, a significant portion of our backlog as of June 30, 2011 was attributable to long-term day rate contracts. As a result, our inability to fully benefit from increasing day rates in an improving market may limit our profitability.

   In general, our costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. While many of our contracts include cost adjustment provisions that allow changes to our day rate based on stipulated cost increases or decreases, the timing and amount earned from these day rate adjustments may differ from our actual increase in costs. Additionally, if our rigs incur idle time between contracts, we typically do not remove personnel from those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

UNIONIZATION EFFORTS AND LABOR REGULATIONS IN CERTAIN COUNTRIES IN WHICH WE OPERATE COULD MATERIALLY INCREASE OUR COSTS OR LIMIT OUR FLEXIBILITY.

    Certain of our employees in non-U.S. markets are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

    Certain legal obligations require us to contribute certain amounts to retirement funds and pension plans and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition, operating results or cash flows.

OUR DEBT LEVELS AND DEBT AGREEMENT RESTRICTIONS MAY LIMIT OUR LIQUIDITY AND FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING OTHER BUSINESS OPPORTUNITIES.

    As of June 30, 2011, we had $4.9 billion in long-term debt, a significantly higher amount than the $240.1 million of long-term debt as of December 31, 2010.  This debt represented approximately 32% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

•	a portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes;
•
covenants contained in our debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets or place restrictions on the use of proceeds from such dispositions, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited.

   Our ability to meet our debt service obligations and to fund planned expenditures, including dividends and construction costs for our two remaining drillship construction projects, will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and contractual commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings.

SEAHAWK’S PENDING BANKRUPTCY PROCEEDING MAY RESULT IN CLAIMS AGAINST PRIDE, THE REDUCTION OR ELIMINATION OF AMOUNTS OWED TO PRIDE BY SEAHAWK, AND TERMINATION OF PRIDE’S RIGHTS TO MAKE INDEMNIFICATION CLAIMS AGAINST SEAHAWK.

    In August 2009, Pride completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with Pride’s mat-supported jackup rig business. In February 2011, Seahawk and several of its affiliates filed for protection under Chapter 11 of the Bankruptcy Code. In the bankruptcy filings, Pride was listed as Seahawk’s largest unsecured creditor with a contingent, disputed, and unliquidated claim in the amount of approximately $16.0 million. The debt was listed as a trade payable, subject to setoff. Pride has filed proofs of claim totaling approximately $70.0 million, including approximately $50.0 million in connection with the credit support discussed below. The Seahawk debtors sold substantially all of their assets to Hercules Offshore, Inc. and its affiliate SD Drilling LLC, which paid base aggregate consideration consisting of approximately $25.0 million in cash and 22.3 million shares of Hercules common stock. In accordance with the bankruptcy plan, a portion of the Hercules shares will be set aside in a reserve to satisfy Pride’s claims at 100% of their stated value, plus interest and attorneys’ fees, pending resolution in court of the allowed amount of Pride’s claims.  The resolution of such disputes through the court process may take considerable time.  If the value of the Hercules common stock is insufficient to pay or reserve for claims in full at 100% of their stated value, plus interest and attorneys' fees, creditors including Pride may receive pro rata distributions.  The bankruptcy laws permit a debtor in bankruptcy, under certain circumstances, to challenge pre-bankruptcy payments or transfers of the debtor’s assets if the debtor received less than reasonably equivalent value while insolvent, or if the transfers were made with the actual intent to hinder, delay or defraud a creditor, or were made while insolvent on account of a pre-existing debt that has the effect of preferring the transferee over the debtor’s other creditors during the so-called preference period. Authorized representatives of the bankruptcy estate could seek to challenge transactions effected in connection with the spin-off under the bankruptcy laws.  In its amended disclosure statement accompanying the amended joint plan of reorganization, Seahawk asserted that it has (i) claims under the insolvency laws against Pride to challenge transfers made in connection with the spin-off of Seahawk and obligations Seahawk incurred with respect thereto and (ii) contractual counter-claims against Pride that Seahawk asserts will offset amounts Seahawk owes Pride and create a net payable owing from Pride to Seahawk.  We disagree and will vigorously defend such claims if and when filed in formal court proceedings.

    In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to their operations. Pursuant to local statutory requirements, Seahawk has provided and may provide additional surety bonds, letters of credit, or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between Pride and Seahawk, Pride agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds, letters of credit, or other collateral issued for Seahawk’s subsidiaries’ account in respect of such Mexican tax assessments made prior to the spin-off date. In September 2010, Seahawk requested that Pride provide credit support for four letters of credit issued for the appeals of four of these tax assessments. The amount of the request totaled approximately $50.0 million.  In October 2010, Pride provided credit support in satisfaction of this request. Pursuant to the tax support agreement, Seahawk is required to pay Pride a fee based on the actual credit support provided. Seahawk’s quarterly fee payment due on December 31, 2010 was not made, which had the effect of terminating Pride’s obligation to provide further credit support under the tax support agreement.  On February 9, 2011, Pride sent a notice to Seahawk requesting that it provide cash collateral for the credit support that Pride previously provided, as provided under the terms of the agreement. In connection with its bankruptcy filing, Seahawk is seeking to terminate its reimbursement obligations under the tax support agreement.

   If certain of Seahawk’s claims and requests were granted, the adverse effect on us could be material.  We cannot currently predict what actions may be taken by the bankruptcy court or other creditors or stakeholders of Seahawk in connection with the proceeding, or the effect the actions may have on our financial condition, operating results or cash flows.

IF PRIDE’S SPIN-OFF OF SEAHAWK OR CERTAIN RELATED INTERNAL RESTRUCTURING TRANSACTIONS WERE DETERMINED TO BE TAXABLE FOR U.S. FEDERAL INCOME TAX PURPOSES, PRIDE AND CERTAIN OF ITS FORMER STOCKHOLDERS COULD INCUR SIGNIFICANT U.S. FEDERAL INCOME TAX LIABILITIES.

    Certain internal restructuring transactions were undertaken in preparation for Pride’s spin-off of Seahawk in 2009. These transactions are complex and could cause Pride and certain of its subsidiaries to incur significant tax liabilities. Pride received a ruling from the Internal Revenue Service that these transactions and the spin-off qualified for favorable tax treatment. In addition, Pride obtained an opinion of tax counsel confirming the favorable tax treatment of these transactions and the spin-off. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Pride regarding the past and future conduct of its businesses and other matters. If any of these are incorrect or not otherwise satisfied, then Pride and its stockholders at the time of the spin-off may not be able to rely on the ruling or the opinion and could be subject to significant tax liabilities. Notwithstanding the ruling and the opinion, the Internal Revenue Service could determine on audit that the spin-off or the internal restructuring transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or if the spin-off should become taxable for other reasons, including as a result of significant changes in stock ownership of Seahawk after the spin-off or the purchase of Seahawk’s assets in its pending bankruptcy proceeding.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The table below provides a summary of our repurchases of our ADSs during the quarter ended June 30, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of ADSs Purchased	Average Price Paid per ADS	Total Number of ADSs Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of ADSs that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	23,021	$58.93	--	$562,400,000
May 1 - May 31	2,530	60.09	--	562,400,000
June 1 - June 30	124,483	54.30	--	562,400,000
Total	150,034	$55.11	--

    During the quarter ended June 30, 2011, repurchases of our ADSs were primarily made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such ADSs remain available for reissuance in connection with employee and non-employee director share awards.

    The Board of Directors of Ensco Delaware previously authorized the repurchase of up to $1.5 billion of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of our ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share).  No shares were repurchased under the share repurchase programs during 2009, 2010 or the six-month period ended June 30, 2011.  Although $562.4 million remained available for repurchase as of June 30, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Item 6.   Exhibits

Exhibit No.

2.1
Agreement and Plan of Merger by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated, and ENSCO Ventures LLC, dated February 6, 2011 (incorporated by reference to Exhibit 2.1 to Ensco’s Current Report on Form 8-K filed on February 7, 2011).

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated and ENSCO Ventures LLC, dated March 1, 2011 (incorporated by reference to Exhibit 2.2 to Ensco’s Registration Statement on Form S-4 filed on March 3, 2011, File No. 333-172587).

2.3
Amendment No. 2 to Agreement and Plan of Merger by and among Ensco, Pride International, Inc., ENSCO International Incorporated and ENSCO Ventures LLC, dated May 23, 2011 (incorporated by reference to Exhibit 2.1 to Ensco’s Current Report on Form 8-K filed with the SEC on May, 24 2011, File No.001-08097).

3.1	Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to Ensco's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name to Ensco plc (incorporated by reference to Exhibit 3.1 to Ensco's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
4.1
Deposit Agreement, dated as of September 29, 2009, by and among ENSCO International Limited, Citibank, N.A., as Depositary, and the holders and beneficial owners of American Depositary Shares issued thereunder (incorporated by reference to Exhibit 4.1 to the Registration Statement of ENSCO International Limited on Form S-4 (File No. 333-162975) filed on November 9, 2009).

4.2
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to Ensco's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.3
Indenture, dated as of July 1, 2004, between Pride International, Inc. and The Bank of New York Mellon, as trustee, including the form of notes issued pursuant thereto (successor to JPMorgan Chase Bank) (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.4
Second Supplemental Indenture, dated as of June 2, 2009, between Pride International, Inc. and The Bank of New York Mellon, as trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

Exhibit No.

4.5
Third Supplemental Indenture, dated as of August 6, 2010, between Pride International, Inc. and The Bank of New York Mellon, as trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

4.6
Fourth Supplemental Indenture, dated May 31, 2011, among Ensco plc, Pride International, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Ensco's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.7	Form of Guarantee by Ensco (incorporated by reference to Exhibit 4.4 to Ensco's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).
10.1
Third Amended and Restated Credit Agreement, dated as of May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association and DnB NOR Bank ASA, each as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Ensco's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.2
Third Amended and Restated Guaranty, dated as of May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent under the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to Ensco's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.3
364-Day Credit Agreement, dated as of May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.3 to Ensco's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.4
364-Day Guaranty, dated as of May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent under the 364-Day Credit Agreement (incorporated by reference to Exhibit 10.4 to Ensco's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

Exhibit No.

10.5	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).
10.6	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).
10.7
Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10.8
Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10.9
Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.10
Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.11
Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10.12
Seventh Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan, effective as of May 31, 2011 (incorporated by reference to Exhibit 4.38 to Ensco’s Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

10.13
Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10.14
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (as amended and restated), effective as of May 31, 2011 (incorporated by reference to Exhibit 4.37 to Ensco’s Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

10.15
Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.16
Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (with additional provisions) (incorporated by reference to Exhibit 10.4 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.17
Pride International, Inc. 2004 Directors’ Stock Incentive Plan (as amended and restated) (incorporated by reference to Appendix B to Pride’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders, File No. 1-13289).

Exhibit No.

10.18
First Amendment to 2004 Directors’ Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

10.19
Amendment to Pride International, Inc. 2004 Directors’ Stock Incentive Plan (as amended and restated), effective as of May 31, 2011 (incorporated by reference to Exhibit 4.36 to Ensco’s Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

10.20
Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10.21
Pride International, Inc. 2007 Long-Term Incentive Plan (as amended and restated) (incorporated by reference to Appendix A to Pride’s Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Stockholders, File No. 1-13289).

10.22
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

10.23
Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (as amended and restated), effective as of May 31, 2011 (incorporated by reference to Exhibit 4.35 to Ensco’s Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

10.24
Form of 2007 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 29, 2010, File No. 1-13289).

10.25
Form of 2007 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (with additional provisions) (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 29, 2010, File No. 1-13289).

10.26
Deed of Assumption by Ensco plc relating to equity incentive plans of Pride International, Inc., dated May 26, 2011 (incorporated by reference to Exhibit 4.34 to Ensco’s Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

*10.27	Form of Deed of Indemnity for directors and executive officers of Ensco plc.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date: August 9, 2011	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ MICHAEL B. HOWE Michael B. Howe Vice President - Finance (Corporate)

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller (principal accounting officer)

82