Form 10-Q
period 2011-09-30
Ensco plc
filed 2011-11-03
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)

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

As of October 28, 2011, there were 230,623,519 American depositary shares of the registrant issued and outstanding, each representing one Class A ordinary share.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

EXPLANATORY NOTE

    On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride International, Inc., a Delaware corporation ("Pride"), ENSCO International Incorporated, a Delaware corporation and an indirect, wholly-owned subsidiary and predecessor of Ensco plc ("Ensco Delaware"), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc ("Merger Sub"). Pursuant to the Agreement and Plan of Merger, dated as of February 6, 2011 (as amended, the "Merger Agreement"), among Ensco plc, Pride, Ensco Delaware and Merger Sub, and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.

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

FORWARD-LOOKING STATEMENTS

    Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; expected effects, results and synergies from the integration of Pride’s operations; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of the Macondo well incident; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

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

•
our ability to realize expected benefits from the December 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco’s corporate structure (the "redomestication"), including the effect of any changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate;

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, such as the Gulf of Mexico during hurricane season;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

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

•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our construction contracts with two shipyards, unexpected delays in equipment delivery and engineering or design issues following delivery, or changes in the commencement, completion or service dates;

•	delays in actual contract commencement dates;

•
environmental or other liabilities, risks or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions and other accidents or terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient or otherwise unavailable;

•	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise;

•
governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

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

•
the additional risks, uncertainties and assumptions described in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I and in "Item 1A. Risk Factors" in Part II of this report.

    In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2010, as updated in our subsequent quarterly reports on Form 10-Q, which are available on the SEC’s website at www.sec.gov.  Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries as of September 30, 2011, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 3, 2011

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)
	Three Months Ended September 30,

	2011	2010

OPERATING REVENUES	$915.6	$428.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	477.5	194.1
Depreciation	135.8	55.6
General and administrative	40.8	20.6
	654.1	270.3
OPERATING INCOME	261.5	158.0

OTHER INCOME (EXPENSE)
Interest income	6.5	.2
Interest expense, net	(30.8)	--
Other, net	10.8	2.5
	(13.5)	2.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	248.0	160.7

PROVISION FOR INCOME TAXES
Current income tax expense	44.2	25.6
Deferred income tax (benefit) expense	(2.3)	1.1
	41.9	26.7

INCOME FROM CONTINUING OPERATIONS	206.1	134.0

LOSS FROM DISCONTINUED OPERATIONS, NET	--	(1.9)

NET INCOME	206.1	132.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.6)	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$204.5	$130.5

EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$ .89	$ .92
Discontinued operations	--	(.01)
	$ .89	$ .91
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$ .88	$ .92
Discontinued operations	--	(.01)
	$ .88	$ .91

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$202.2	$128.7
Diluted	$202.2	$128.7
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	228.1	141.1
Diluted	228.6	141.2
CASH DIVIDENDS PER SHARE	$ .35	$ .35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)
	Nine Months Ended September 30,

	2011	2010

OPERATING REVENUES	$1,841.3	$1,288.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	955.4	582.5
Depreciation	278.8	159.2
General and administrative	118.3	63.2
	1,352.5	804.9
OPERATING INCOME	488.8	483.4

OTHER INCOME (EXPENSE)
Interest income	9.0	.5
Interest expense, net	(54.5)	--
Other, net	16.1	18.1
	(29.4)	18.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	459.4	502.0

PROVISION FOR INCOME TAXES
Current income tax expense	98.4	77.5
Deferred income tax (benefit) expense	(14.2)	6.6
	84.2	84.1

INCOME FROM CONTINUING OPERATIONS	375.2	417.9

INCOME FROM DISCONTINUED OPERATIONS, NET	--	33.7

NET INCOME	375.2	451.6

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.2)	(5.0)

NET INCOME ATTRIBUTABLE TO ENSCO	$ 371.0	$ 446.6

EARNINGS PER SHARE - BASIC
Continuing operations	$ 2.04	$ 2.89
Discontinued operations	--	.24
	$ 2.04	$ 3.13
EARNINGS PER SHARE - DILUTED
Continuing operations	$ 2.03	$ 2.89
Discontinued operations	--	.24
	$ 2.03	$ 3.13
NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$ 366.7	$ 440.9
Diluted	$ 366.7	$ 440.9
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	180.0	140.9
Diluted	180.4	141.0
CASH DIVIDENDS PER SHARE	$ 1.05	$ .725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 479.9	$1,050.7
Accounts receivable, net	654.9	214.6
Other	379.6	171.4
Total current assets	1,514.4	1,436.7

PROPERTY AND EQUIPMENT, AT COST	14,234.0	6,744.6
Less accumulated depreciation	1,922.3	1,694.7
Property and equipment, net	12,311.7	5,049.9
GOODWILL	3,296.1	336.2

OTHER ASSETS, NET	528.0	228.7
	$17,650.2	$7,051.5

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$ 551.7	$ 163.5
Accrued liabilities and other	481.0	168.3
Short-term debt	175.0	--
Current maturities of long-term debt	47.5	17.2
Total current liabilities	1,255.2	349.0

LONG-TERM DEBT	4,902.1	240.1

DEFERRED INCOME TAXES	355.0	358.0

OTHER LIABILITIES	421.8	139.4

COMMITMENTS AND CONTINGENCIES

ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 235.8 million and 150.0 million shares issued	23.6	15.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,228.6	637.1
Retained earnings	5,464.6	5,305.0
Accumulated other comprehensive income	12.5	11.1
Treasury shares, at cost, 5.3 million shares and 7.1 million shares	(18.3)	(8.8)
Total Ensco shareholders' equity	10,711.1	5,959.5

NONCONTROLLING INTERESTS	5.0	5.5
Total equity	10,716.1	5,965.0
	$17,650.2	$7,051.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$ 375.2	$ 451.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	278.8	159.2
Share-based compensation expense	33.9	33.5
Amortization expense	24.3	24.9
Deferred income tax (benefit) expense	(14.2)	6.6
Loss on asset impairment	--	12.2
Income from discontinued operations, net	--	1.2
Gain on disposal of discontinued operations, net	--	(34.9)
Other	(15.8)	5.6
Changes in operating assets and liabilities:
Increase in accounts receivable	(72.3)	(66.1)
Increase in other assets	(4.2)	(25.4)
Decrease in liabilities	(203.7)	(47.0)
Net cash provided by operating activities of continuing operations	402.0	521.4

INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	(2,656.0)	--
Additions to property and equipment	(498.4)	(737.5)
Proceeds from disposal of discontinued operations	--	132.4
Proceeds from disposition of assets	46.1	1.1
Other	(4.5)	--
Net cash used in investing activities	(3,112.8)	(604.0)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	--
Cash dividends paid	(211.4)	(103.6)
Reduction of long-term borrowings	(196.7)	(8.6)
Commercial paper borrowings, net	175.0	--
Equity financing costs	(70.5)	--
Debt financing costs	(31.9)	(6.2)
Other	13.4	(13.0)
Net cash provided by (used in) financing activities	2,140.7	(131.4)

Effect of exchange rate changes on cash and cash equivalents	(.7)	(.5)
Net cash used in operating activities of discontinued operations	--	(21.7)

DECREASE IN CASH AND CASH EQUIVALENTS	(570.8)	(236.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,050.7	1,141.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 479.9	$ 905.2

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

    The financial data for the three-month and nine-month periods ended September 30, 2011 and 2010 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

    Results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.  It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

Note 2 - Acquisition of Pride International, Inc.

    On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride International, Inc., a Delaware corporation ("Pride"), ENSCO International Incorporated, a Delaware corporation and an indirect, wholly-owned subsidiary and predecessor of Ensco ("Ensco Delaware"), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc ("Merger Sub"). Pursuant to the Agreement and Plan of Merger, dated as of February 6, 2011 (as amended, the "Merger Agreement"), among Ensco plc, Pride, Ensco Delaware and Merger Sub, and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.

    The Merger expands our deepwater fleet with drillship assets, increases our presence in the floater markets as well as various major offshore drilling markets and establishes Ensco with the world's second largest offshore drilling rig fleet.  Revenues and net income of Pride from the Merger Date included in our condensed consolidated statements of income were $440.1 million and $62.6 million, respectively, for the three-month period ended September 30, 2011 and $591.3 million and $86.9 million, respectively, for the nine-month period ended September 30, 2011.

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

    Assets Acquired and Liabilities Assumed

    The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recorded at their estimated fair values as of the Merger Date. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair value estimates set forth below are subject to adjustment during a measurement period not to exceed one year subsequent to the acquisition date as permitted under GAAP.  The estimated fair values of certain assets and liabilities, including inventory, taxes and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period.  The provisional amounts and respective measurement period adjustments recorded for assets acquired and liabilities assumed were based on preliminary estimates of their fair values as of the Merger Date and were as follows:

	Amounts Recognized as of Merger Date	Measurement Period Adjustments(1)	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 147.0	$ --	$ 147.0
Accounts receivable(2)	371.3	--	371.3
Other current assets	150.9	--	150.9
Property and equipment	6,758.8	--	6,758.8
Other assets	343.7	--	343.7
Liabilities:
Accounts payable and accrued liabilities and other	539.8	2.1	541.9
Debt	2,436.0	--	2,436.0
Deferred income tax liabilities	19.0	--	19.0
Other liabilities	319.8	(1.0)	318.8
Net assets acquired	4,457.1	(1.1)	4,456.0
Less merger consideration	7,415.9	--	7,415.9
Goodwill	$2,958.8	$ 1.1	$2,959.9

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain liabilities, including contingencies and income taxes.  The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from intervening events subsequent to the Merger Date.  These adjustments did not have a material impact on the Company's previously reported results of operations or financial position subsequent to the Merger Date and, therefore, the Company has not retrospectively adjusted its consolidated financial statements.

(2)	Gross contractual amounts receivable totaled $394.7 million as of the Merger Date.

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

    Goodwill recognized as a result of the Merger preliminarily was allocated to our reportable segments as follows (in millions):

Deepwater	$2,486.1
Midwater	473.8
Jackup	--
Total	$2,959.9

    Other Intangible Assets and Liabilities

    We recorded intangible assets and liabilities in the aggregate of $209.0 million and $276.0 million, respectively, representing the estimated fair values of Pride's firm drilling contracts in place at the Merger Date with favorable or unfavorable contract terms as compared to then current market day rates for comparable drilling rigs.  The various factors considered in the determination of these fair values were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the Merger Date.  The intangible assets and liabilities were calculated based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated then current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.  After amortizing $27.1 million of contract intangible assets and liabilities to operating revenues during the nine-month period ended September 30, 2011, the remaining balances were $186.2 million of intangible assets included in other current assets and other assets, net, and $226.1 million of intangible liabilities included in accrued liabilities and other and other liabilities on our condensed consolidated balance sheet as of September 30, 2011.  These balances will be amortized to operating revenues over the respective remaining drilling contract terms on a straight-line basis.  Amortization income (expense) for these intangible assets and liabilities is estimated to be $26.8 million for the remainder of 2011, $26.0 million for 2012, $7.9 million for 2013, ($4.8) million for 2014, ($15.6) million for 2015 and ($400,000) thereafter.

    We recorded an intangible liability of $36.0 million for the estimated fair value of an unfavorable drillship construction contract which was determined by comparing the firm obligations for the remaining construction of the ENSCO DS-6 as of May 31, 2011 to then current market rates for the construction of a similar design drilling rig. The unfavorable construction contract liability was calculated based on the present value of the difference in cash outflows for the remaining contractual payments as compared to a hypothetical contract with the same remaining contractual payments at then current market rates using a risk-adjusted discount rate and estimated effective income tax rate.  This liability will be amortized over the estimated useful life of ENSCO DS-6 as a reduction of depreciation expense beginning on the date the rig is placed into service.

    Debt

    We assumed Pride's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.500% senior notes due 2019, $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (collectively the "Pride Notes") and $151.5 million aggregate principal amount of Maritime Administration ("MARAD") bonds due 2016.  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Pride Notes.  See "Note 17 - Guarantee of Registered Securities" for additional information on the guarantee of the Pride Notes.  A step-up adjustment of $406.2 million was recorded to adjust the Pride Notes and the MARAD bonds to their aggregate estimated fair value. The adjustment was based on quoted market prices for Pride’s publicly traded debt and an income approach valuation model for Pride’s non-publicly traded debt. In addition, we assumed debt outstanding with respect to Pride's senior unsecured revolving credit facility totaling $181.0 million, which was repaid in full and the facility terminated upon completion of the Merger.

    Merger-Related Costs

    Merger-related transaction costs consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $23.8 million for the nine-month period ended September 30, 2011 and were expensed as incurred and included in general and administrative expense on our condensed consolidated statement of income.  Debt issuance costs of $27.2 million associated with our senior notes issued in March 2011 and bridge term facility issued in February 2011 were deferred and are amortized to interest expense over the lives of the respective debt arrangements.  The costs of $70.5 million associated with the Ensco ADSs issued to effect the Merger were recorded as a reduction to additional paid-in capital.

    Deferred Taxes

    The acquisition of a business through the purchase of its common stock generally is treated as a "nontaxable" transaction.  The acquisition of Pride was executed through the acquisition of its outstanding common stock and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Pride were assumed as of the Merger Date.  However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed.  As of the Merger Date, a decrease of $24.2 million to Pride’s net deferred tax liability was recognized.

    Deferred tax assets and liabilities recognized in connection with the Merger were measured at rates enacted as of the Merger Date.  Tax rate changes, or any deferred tax adjustments for new tax legislation, following the Merger Date will be reflected in our operating results in the period in which the change in tax laws or rate is enacted.

   Contingencies

    In connection with the Merger, we recognized contingent liabilities resulting from certain lawsuits, claims or proceedings existing as of the Merger Date. These matters existed as of the Merger Date as Pride was involved from time to time as party to governmental or other investigations or proceedings, including matters related to taxation, arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows. See "Note 14 – Contingencies" for additional information on contingencies.

    Pro Forma Impact of the Merger

    The following unaudited supplemental pro forma results present consolidated information as if the Merger had been completed on January 1, 2010.  The pro forma results include, among others,  (i) the amortization associated with the acquired intangible assets and liabilities, (ii) interest expense associated with debt used to fund a portion of the Merger and (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property and equipment and reduction to interest expense for adjustments to debt.  The pro forma results do not include any potential synergies, non-recurring charges which result directly from the Merger, cost savings or other expected benefits of the Merger.  Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger and related borrowings had occurred on January 1, 2010, nor are they indicative of future results.

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011(1)	2010	2011	2010

Revenues	$898.0	$791.9	$2,531.2	$2,410.0
Net income	189.4	172.8	401.6	629.8
Earnings per share - basic	0.81	0.75	1.73	2.73
Earnings per share - diluted	0.81	0.75	1.73	2.73

(1)	Our actual results and our pro forma results differ for the quarter ended September 30, 2011 due to the fact the pro forma results assume the acquisition of Pride occurred on January 1, 2010, resulting in differing amortization periods associated with acquired drilling contract intangible assets and liabilities.

Note 3 - Fair Value Measurements

    The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of September 30, 2011
Supplemental executive retirement plan assets	$24.2	$ --	$ --	$24.2
Total financial assets	$24.2	$ --	$ --	$24.2
Derivatives, net	$ --	$ 7.1	$ --	$ 7.1
Total financial liabilities	$ --	$ 7.1	$ --	$ 7.1
As of December 31, 2010
Auction rate securities	$ --	$ --	$44.5	$44.5
Supplemental executive retirement plan assets	23.0	--	--	23.0
Derivatives, net	--	16.4	--	16.4
Total financial assets	$23.0	$16.4	$44.5	$83.9

    Auction Rate Securities

    As of December 31, 2010, we held long-term debt instruments with variable interest rates that periodically reset through an auction process ("auction rate securities") totaling $50.1 million (par value) and were included in other assets, net, on our condensed consolidated balance sheet. During the quarter ended March 31, 2011, $42.0 million (par value) of our auction rate securities were repurchased at par and $8.1 million (par value) were sold at 90% of par. Our auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2010. The following table summarizes the fair value measurements of our auction rate securities using significant Level 3 inputs, and changes therein, for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Beginning balance	$ --	$45.2	$ 44.5	$ 60.5
Sales	--	(.6)	(49.3)	(16.5)
Realized losses*	--	--	(0.1)	--
Unrealized gains*	--	.4	4.9	1.0
Transfers in and/or out of Level 3	--	--	--	--
Ending balance	$ --	$45.0	$ --	$ 45.0

*Realized losses and unrealized gains were included in other, net, in our condensed consolidated statements of income.

    Supplemental Executive Retirement Plan Assets

    Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that accord eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010. The fair value measurement of assets held in the SERP was based on quoted market prices.

    Derivatives

    Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of September 30, 2011 and December 31, 2010. See "Note 6 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that are generally observable for similar assets or liabilities at commonly-quoted intervals.

   Other Financial Instruments

    The carrying values and estimated fair values of our long-term debt instruments as of September 30, 2011 and December 31, 2010 were as follows (in millions):
	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

4.70% Senior notes due 2021	$1,471.6	$1,490.3	$ --	$ --
6.875% Senior notes due 2020	1,059.4	1,045.4	--	--
3.25% Senior notes due 2016	993.2	1,021.5	--	--
8.50% Senior notes due 2019	635.4	612.6	--	--
7.875% Senior notes due 2040	385.3	372.4	--	--
7.20% Debentures due 2027	149.0	169.6	148.9	165.0
4.33% MARAD bonds, including current maturities, due 2016	155.9	156.7	--	--
6.36% MARAD bonds, including current maturities, due 2015	57.0	63.8	63.4	71.9
4.65% MARAD bonds, including current maturities, due 2020	42.8	49.1	45.0	50.6

    The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our MARAD bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2011 and December 31, 2010.

Note 4 - Property and Equipment

    Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Drilling rigs and equipment	$12,572.2	$5,175.2
Other	89.6	50.4
Work in progress	1,572.2	1,519.0
	$14,234.0	$6,744.6

    Drilling rigs and equipment increased $7.4 billion during 2011 primarily due to the Merger.  The fair values recorded for Pride's drilling rigs and equipment as of the Merger Date was $5.5 billion, which included five drillships, 12 semisubmersible rigs and seven jackup rigs.

    Work in progress increased $53.2 million during 2011 primarily related to the Merger, mostly offset by ENSCO 8503 and ENSCO 8504, which were placed into service during 2011.  The fair value recorded for Pride’s work in progress as of the Merger Date was $1.3 billion.  Work in progress as of September 30, 2011 primarily consisted of $783.1 million related to the construction of our ENSCO 8500 Series® ultra-deepwater semisubmersible rigs, $455.5 million related to the construction of our ENSCO DS-5, ENSCO DS-6 and ENSCO DS-7 ultra-deepwater drillships, which were acquired in connection with the Merger, $91.5 million related to the construction of two ultra-high specification harsh environment jackup rigs and costs associated with various modification and enhancement projects. Work in progress as of December 31, 2010 primarily consisted of $1.4 billion related to the construction of our ENSCO 8500 Series® ultra-deepwater semisubmersible rigs and costs associated with various modification and enhancement projects.

Note 5 - Debt

    Debt as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

4.70% Senior notes due 2021	$1,471.6	$ --
6.875% Senior notes due 2020	1,059.4	--
3.25% Senior notes due 2016	993.2	--
8.50% Senior notes due 2019	635.4	--
7.875% Senior notes due 2040	385.3	--
7.20% Debentures due 2027	149.0	148.9
4.33% MARAD bonds due 2016	155.9	--
6.36% MARAD bonds due 2015	57.0	63.4
4.65% MARAD bonds due 2020	42.8	45.0
Commercial paper	175.0	--
Total debt	5,124.6	257.3
Less current maturities	(222.5)	(17.2)
Total long-term debt	$4,902.1	$240.1

Acquired Debt

    In connection with the Merger, we assumed Pride’s outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million of 8.500% senior notes due 2019, $300.0 million of 7.875% senior notes due 2040 and $151.5 million of MARAD bonds due 2016.  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Pride Notes.  See "Note 17 - Guarantee of Registered Securities" for additional information on the guarantee of the Pride Notes.  In addition, we assumed debt outstanding with respect to Pride’s senior unsecured revolving credit facility totaling $181.0 million, which was repaid in full and the facility terminated upon completion of the Merger.

    We may also redeem each series of the Pride Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Pride Notes also contain customary events of default, including failure to pay principal or interest on the Pride Notes when due, among others. The Pride Notes contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Senior Notes

    On March 17, 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the "Notes") in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), dated March 17, 2011 (the "Indenture"), and a supplemental indenture between us and the Trustee, dated March 17, 2011 (the "Supplemental Indenture"). The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

    We may also redeem each series of the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Notes, the Indenture and the Supplemental Indenture also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. The Supplemental Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Five-Year Credit Facility

    On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes.  On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. The Five-Year Credit Facility has a five-year term, expiring in May 2016, and replaces our $700.0 million four-year credit agreement which was scheduled to mature in May 2014.  Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion.  We had no amounts outstanding under the Five-Year Credit Facility or our prior credit agreement as of September 30, 2011 and December 31, 2010, respectively.

    364-Day Credit Facility

    On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied.  On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for Ensco to use for general corporate purposes. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. The 364-Day Credit Facility has a one-year term, expiring in May 2012, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility.  Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 11, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.50% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.10% per annum) on the total $450.0 million commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million.  We had no amounts outstanding under the 364-Day Credit Facility as of September 30, 2011.

Commercial Paper

    On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million.  On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had $175.0 million outstanding under our commercial paper program as of September 30, 2011, which was classified as short-term debt on our condensed consolidated balance sheet.

Bridge Term Facility

    On February 6, 2011, we entered into a bridge commitment letter (the "Commitment Letter") with Deutsche Bank AG Cayman Islands Branch ("DBCI"), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. ("Citi"). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2.8 billion unsecured bridge term loan facility (the "Bridge Term Facility") to fund a portion of the cash consideration in the Merger.  Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the proposed Merger.  Accordingly, the Bridge Term Facility was terminated in March 2011.

    Maturities

    The aggregate maturities of our debt, excluding net unamortized premiums of $355.8 million, as of September 30, 2011 were as follows (in millions):

2011	$ 191.6
2012	47.5
2013	47.5
2014	47.5
2015	47.5
Thereafter	4,387.2
Total	$4,768.8

    Interest expense totaled $30.8 million and $54.5 million for the three-month and nine-month periods ended September 30, 2011, respectively, which was net of amounts capitalized of $27.1 million and $63.5 million in connection with our newbuild construction during the same periods, respectively.  All interest expense incurred during each of the three-month and nine-month periods ended September 30, 2010 was capitalized in connection with our newbuild construction.

Note 6 - Derivative Instruments

    Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts ("derivatives") to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of September 30, 2011 and December 31, 2010, we occasionally employ an interest rate risk management strategy that utilizes derivatives to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We minimize our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

    All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $7.1 million and net assets of $16.4 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.  All of our derivatives mature during the next 17 months.  See "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

    Derivatives recorded at fair value in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.3	$16.8	$7.8	$0.6
Foreign currency forward contracts - non-current(2)	--	0.1	0.5	0.1
	1.3	16.9	8.3	0.7

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	--	0.2	0.1	--
	--	0.2	0.1	--
Total	$1.3	$17.1	$8.4	$0.7

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

    We utilize derivatives designated as hedging instruments to hedge forecasted foreign currency denominated transactions ("cash flow hedges"), primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various other currencies. As of September 30, 2011, we had cash flow hedges outstanding to exchange an aggregate $249.1 million for various foreign currencies, including $112.9 million for Singapore dollars, $80.6 million for British pounds, $27.4 million for Australian dollars, $22.0 million for euros and $6.2 million for other currencies.

    Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows (in millions):

Three Months Ended September 30, 2011 and 2010

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2011	2010	2011	2010	2011	2010

Interest rate lock contracts(2)	$ --	$ --	$(.1)	$(.2)	$ --	$ --
Foreign currency forward contracts(3)	(7.6)	8.7	.6	--	(.2)	.1
Total	$(7.6)	$8.7	$ .5	$(.2)	$(.2)	$ .1

Nine Months Ended September 30, 2011 and 2010

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2011	2010	2011	2010	2011	2010

Interest rate lock contracts(2)	$ --	$ --	$(.4)	$(.5)	$ --	$ --
Foreign currency forward contracts(3)	(1.6)	5.7	3.2	1.8	.5	(.1)
Total	$(1.6)	$5.7	$2.8	$1.3	$ .5	$(.1)

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in interest expense in our condensed consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

    We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2011, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $38.9 million for various foreign currencies, including $10.3 million for Swiss francs, $9.6 million for Australian dollars, $8.0 million for Indonesian rupiahs, $3.8 million for Singapore dollars and $7.2 million for other currencies.

    A net loss of $800,000 and a gain of $3.6 million associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the three-month periods ended September 30, 2011 and 2010, respectively.  A net loss of $300,000 and a gain of $2.5 million associated with our derivatives not designated as hedging instruments were included in other income in our condensed consolidated statements of income for the nine-month periods ended September 30, 2011 and 2010, respectively.

    As of September 30, 2011, the estimated amount of net losses associated with derivative instruments, net of tax, that will be reclassified to earnings during the next twelve months totaled $3.3 million.

Note 7 - Goodwill

    The changes in the carrying amount of goodwill are detailed below by reportable segment.  On May 31, 2011, we completed the acquisition of Pride resulting in the recognition of a preliminary amount of $2.96 billion in goodwill.  See "Note 2 - Acquisition of Pride International, Inc." for additional information on the Merger.
	Deepwater	Midwater	Jackup	Total

Balance as of December 31, 2010	$ 143.6	$ --	$192.6	$ 336.2
Acquisition of Pride, including measurement period adjustments	2,486.1	473.8	--	2,959.9
Balance as of September 30, 2011	$2,629.7	$473.8	$192.6	$3,296.1

Note 8 - Shareholders' Equity

    In connection with the Merger, each outstanding share of Pride’s common stock was exchanged for the right to receive $15.60 in cash and 0.4778 Ensco ADSs. The Merger resulted in the issuance of 85.8 million Ensco ADSs each with a par value of $0.10 and a total market value of $4.6 billion based on the closing price of $53.32 on May 31, 2011.  This resulted in increases to additional paid-in capital and Class A ordinary shares of $4.6 billion and $8.6 million, respectively.  As of September 30, 2011 and December 31, 2010, our additional paid-in capital balance totaled $5.2 billion and $637.1 million, respectively, and our Class A ordinary shares balance totaled $23.6 million and $15.0 million, respectively.

Note 9 - Earnings Per Share

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

    The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income attributable to Ensco	$204.5	$130.5	$371.0	$446.6
Net income allocated to non-vested share awards	(2.3)	(1.8)	(4.3)	(5.7)
Net income attributable to Ensco shares	$202.2	$128.7	$366.7	$440.9

    The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Weighted-average shares - basic	228.1	141.1	180.0	140.9
Potentially dilutive share options	.5	.1	.4	.1
Weighted-average shares - diluted	228.6	141.2	180.4	141.0

    Antidilutive share options totaling 800,000 and 1.1 million were excluded from the computation of diluted EPS for the three-month periods ended September 30, 2011 and 2010, respectively.  Antidilutive share options totaling 400,000 and 1.1 million were excluded from the computation of diluted EPS for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 10 - Comprehensive Income

    Accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 primarily was comprised of gains and losses on derivative instruments, net of tax. The components of other comprehensive income, net of tax, for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income	$206.1	$132.1	$375.2	$451.6
Other comprehensive income (loss):
Net change in fair value of derivatives	(7.6)	8.7	(1.6)	5.7
Reclassification of gains and losses on derivative
instruments from other comprehensive (income) loss
into net income	(.5)	.2	(2.8)	(1.3)
Other	5.8	--	5.8	--
Net other comprehensive income (loss)	(2.3)	8.9	1.4	4.4
Comprehensive income	203.8	141.0	376.6	456.0
Comprehensive income attributable to noncontrolling interests	(1.6)	(1.6)	(4.2)	(5.0)
Comprehensive income attributable to Ensco	$202.2	$139.4	$372.4	$451.0

Note 11 - Income Taxes

    Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2011 of 16.9% and 18.3%, respectively, includes the impact of various discrete tax items, the majority of which is attributable to a gain on disposal of assets in a jurisdiction with a high tax rate and the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year during the six-month period ended June 30, 2011. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2011 was 16.3% and 15.4%, respectively, compared to a consolidated effective income tax rate, excluding discrete tax items, of 17.7% and 17.1% for the three-month and nine-month periods ended September 30, 2010.  The decrease was primarily attributable to the transfer of ownership of several of our drilling rigs among our subsidiaries in April 2010 and December 2010, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Note 12 - Discontinued Operations

    During the quarter ended September 30, 2010, we executed a Memorandum of Agreement to sell ENSCO 60 for $26.0 million.  After considering the facts and circumstances as of September 30, 2010, we concluded that it was probable the sale of the rig would occur within one year and classified ENSCO 60 as held-for-sale.  ENSCO 60 operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010.  The rig was sold for a pre-tax gain of $5.7 million during the quarter ended December 31, 2010.

    During the nine-month period ended September 30, 2010, we sold three jackup rigs for an aggregate $141.8 million, of which deposits of $9.4 million were received in December 2009.  We recognized an aggregate pre-tax gain of $51.8 million in connection with the disposals, which was included in income from discontinued operations, net, in our condensed consolidated statement of income for the nine-month period ended September 30, 2010.  Income from discontinued operations, net, included operating losses of $2.2 million and $3.7 million for the three-month and nine-month periods ended September 30, 2010, respectively.  Debt and interest expense are not allocated to our discontinued operations.

Note 13 - Noncontrolling Interests

    Noncontrolling interests are classified as equity on our consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our consolidated statements of income.  Local third parties hold a noncontrolling ownership interest in certain of our subsidiaries.  The following table is a reconciliation of income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income from continuing operations	$206.1	$134.0	$375.2	$417.9
Income from continuing operations attributable to noncontrolling interests	(1.6)	(1.6)	(4.2)	(4.8)
Income from continuing operations attributable to Ensco	$204.5	$132.4	$371.0	$413.1

    The following table is a reconciliation of income from discontinued operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2010 (in millions):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

(Loss) income from discontinued operations	$(1.9)	$33.7
Income from discontinued operations attributable to noncontrolling interests	--	(.2)
(Loss) income from discontinued operations attributable to Ensco	$(1.9)	$33.5

Note 14 - Contingencies

    Demand Letter, Derivative Cases and Shareholder Class Actions

    In June 2009, Pride received a demand letter from a purported shareholder that alleged certain of Pride’s then-current and former officers and directors violated their fiduciary duties in regards to certain matters involving Pride’s previously disclosed Foreign Corrupt Practices Act ("FCPA") investigation. The letter requested that Pride’s board of directors take appropriate action against the individuals in question. In September 2009, Pride’s board of directors formed a special committee, which retained independent legal counsel and commenced an evaluation of the issues raised by the letter in an effort to determine a course of action.

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

    During the first quarter of 2011, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride’s directors, Ensco and certain of our subsidiaries. These lawsuits challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride’s shareholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger Agreement improperly favored Ensco and unduly restricted Pride’s ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger.  In addition, the plaintiffs in the derivative class action lawsuits related to Pride’s previously disclosed FCPA investigation amended their petition to add claims related to the Merger.

    In May 2011, Ensco and the other named defendants signed a memorandum of understanding with the plaintiffs to settle the previously disclosed shareholder class action lawsuits filed related to the Merger Agreement.  As provided in the memorandum of understanding, Pride provided additional information to Pride's shareholders regarding the Merger.  The Merger Agreement was amended to reduce the fee payable by Pride in connection with certain terminations of the Merger Agreement to $195.0 million from $260.0 million. The amendment also shortened the "tail period" for certain transactions that could trigger a termination fee from 12 months to nine months after termination and eliminated the "force the vote" provision applicable to Pride such that Pride would not be required to submit the adoption of the Merger Agreement to its shareholders if the Pride board of directors made an adverse change in their recommendation.

    On August 29, 2011, the parties to the memorandum of understanding entered into a stipulation of settlement, which provides for, among other matters, the release of certain claims following notice by mailing, certification of a non-opt-out class for settlement purposes, a settlement hearing and final approval of the settlement.  The stipulation of settlement also provides that Pride or its successor has agreed not to oppose any application by attorneys for the class for fees and expenses not exceeding $1.1 million.  The stipulation of settlement is subject to customary conditions, including court approval. There can be no assurance that the stipulation of settlement receives such approval.  The settlement hearing is scheduled for November 23, 2011.

    At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Seahawk Tax-Related Credit Support

    In August 2009, Pride completed the spin-off of Seahawk Drilling, Inc. ("Seahawk"), which held the assets and liabilities that were associated with Pride's mat-supported jackup rig business.

    In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to their operations.  Pursuant to local statutory requirements, Seahawk has provided and may provide additional surety bonds, letters of credit or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between Pride and Seahawk, Pride agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds, letters of credit or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date.  In September 2010, Seahawk requested that Pride provide credit support for four letters of credit issued for the appeals of four of Seahawk’s tax assessments. The amount of the request totaled approximately $50.0 million. In October 2010, Pride provided credit support in satisfaction of this request. A liability of $700,000 related to this matter was recorded as of September 30, 2011 and included in accrued liabilities and other on our condensed consolidated balance sheet. Pursuant to the tax support agreement, Seahawk is required to pay Pride a fee based on the actual credit support provided. Seahawk’s quarterly fee payment due on December 31, 2010 was not made, which had the effect of terminating Pride’s obligation to provide further credit support under the tax support agreement.

    In February 2011, Pride sent a notice to Seahawk requesting that it provide cash collateral for the credit support previously provided by Pride, as provided under the terms of the agreement.  Seahawk did not post the cash collateral, thereby further repudiating its obligations under the tax support agreement.  Pride filed a proof of claim in Seahawk’s bankruptcy for all damages arising from or relating to Seahawk’s repudiation of its obligations under the tax support agreement. In connection with Seahawk’s bankruptcy filing, a committee of Seahawk’s equity security holders filed a lawsuit against Pride seeking, among others, a determination that Seahawk has no liability to Pride under the tax support agreement or that such liability is offset by Seahawk’s asserted claims against Pride.  The trial of Pride's claims against Seahawk and Seahawk's claims against Pride is scheduled to commence on December 12, 2011.  We believe Seahawk's claims are without merit and we intend to vigorously defend our position.  For additional information regarding Seahawk's bankruptcy, including alleged claims it may have against Pride, see "Seahawk Drilling, Inc. Bankruptcy" in Part II, Item 1, Legal Proceedings of this quarterly report on Form 10-Q.

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

    A $21.0 million liability, representing the low end of the range of estimated leg and related debris removal costs, and a corresponding receivable for recovery of those costs was recorded as of September 30, 2011 and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet.

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

    ENSCO 69

    By letter dated June 4, 2009, we were informed by Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela, of its intention to assume complete custody and control of ENSCO 69.  We have filed an insurance claim under our package policy, which includes coverage for certain political risks. ENSCO 69 has an insured value of $65.0 million under our package policy, subject to a $10.0 million deductible.

    With the exception of one underwriter who represents approximately 10% of the claim, we have been able to reach a mutually agreeable settlement for our claim under our package policy, which resulted in a gain of $10.8 million upon receipt of cash settlements during the third quarter of 2011.

    The first phase of the arbitration with the remaining underwriter was held on September 19, 2011.  The arbitration panel has not yet returned a decision.  Until the arbitration proceedings are concluded, there can be no assurances as to the ultimate outcome with regard to the underwriter who has not agreed to settle this matter.

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

    In an opinion rendered in March 2009, the EAT determined that the time off work enjoyed by U.K. offshore oil and gas workers, typically 26 weeks per year, meets the amount of annual leave employers must provide to employees under the WTD. The employer group was successful in all arguments on appeal, as the EAT determined that the statutory entitlement to annual leave under the WTD can be discharged through normal field break arrangements for offshore workers. As a consequence of the EAT decision, an equal time on/time off offshore rotation has been deemed to be fully compliant with the WTD.  The employee group (led by a trade union) was granted leave to appeal to the highest civil court in Scotland (the Court of Session).  A hearing on the appeal occurred in June 2010, and a decision was rendered in October 2010 in favor of the employer group.  The employee group has appealed to the U.K. Supreme Court, and a hearing was held in October 2011.  We expect a decision from the U.K. Supreme Court in the near-term.

    Based on information currently available, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Environmental Matters

    We are currently subject to pending notices of assessment issued from 2008 to 2011 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of $2.0 million for the release of drilling fluid from drilling rigs operating offshore Brazil. We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $2.0 million liability related to these matters was recorded as of September 30, 2011 and included in accrued liabilities and other on our condensed consolidated balance sheet.

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

Note 15 - Segment Information

    In connection with the Merger, we evaluated our then current core assets and operations, which consisted of seven drillships, 20 semisubmersible rigs and 48 jackup rigs, including rigs under construction, and organized them into three segments based on water depth operating capabilities. Accordingly, we now consider our business to consist of three reportable segments: (1) Deepwater, which consists of our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of our jackup rigs capable of operating in water depths up to 400 feet. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for two deepwater rigs and own one barge rig, which are included in "Other."

    Segment information for the three-month and nine-month periods ended September 30, 2011 and 2010 is presented below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."  We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended September 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 440.4	$121.3	$ 330.1	$ 23.8	$ 915.6	$ --	$ 915.6
Operating expenses Contract drilling (exclusive of depreciation)	233.0	72.1	154.7	17.7	477.5	--	477.5
Depreciation	73.5	15.7	44.2	0.6	134.0	1.8	135.8
General and administrative	--	--	--	--	--	40.8	40.8
Operating income (loss)	$ 133.9	$ 33.5	$ 131.2	$ 5.5	$ 304.1	$(42.6)	$ 261.5
Property and equipment, net	$8,981.7	$904.1	$2,376.7	$ 26.6	$12,289.1	$ 22.6	$12,311.7

Three Months Ended September 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 110.5	$ --	$ 317.8	$ --	$ 428.3	$ --	$ 428.3
Operating expenses Contract drilling (exclusive of depreciation)	48.0	--	145.6	0.5	194.1	--	194.1
Depreciation	11.7	--	43.2	0.4	55.3	.3	55.6
General and administrative	--	--	--	--	--	20.6	20.6
Operating income (loss)	$ 50.8	$ --	$ 129.0	$ (0.9)	$ 178.9	$(20.9)	$ 158.0
Property and equipment, net	$2,769.8	$ --	$2,197.5	$ 14.8	$4,982.1	$ 4.0	$4,986.1

Nine Months Ended September 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 770.8	$157.5	$ 882.7	$ 30.3	$ 1,841.3	$ --	$ 1,841.3
Operating expenses Contract drilling (exclusive of depreciation)	385.0	95.0	450.4	25.0	955.4	--	955.4
Depreciation	123.7	20.9	129.8	1.5	275.9	2.9	278.8
General and administrative	--	--	--	--	--	118.3	118.3
Operating income (loss)	$ 262.1	$ 41.6	$ 302.5	$ 3.8	$ 610.0	$(121.2)	$ 488.8
Property and equipment, net	$8,981.7	$904.1	$2,376.7	$26.6	$12,289.1	$ 22.6	$12,311.7

Nine Months Ended September 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$ 361.8	$ --	$ 926.5	$ --	$1,288.3	$ --	$1,288.3
Operating expenses Contract drilling (exclusive of depreciation)	139.5	--	429.7	13.3	582.5	--	582.5
Depreciation	31.2	--	125.2	1.9	158.3	.9	159.2
General and administrative	--	--	--	--	--	63.2	63.2
Operating income (loss)	$ 191.1	$ --	$ 371.6	$(15.2)	$ 547.5	$(64.1)	$ 483.4
Property and equipment, net	$2,769.8	$ --	$2,197.5	$ 14.8	$4,982.1	$ 4.0	$4,986.1

    Information about Geographic Areas

    As of September 30, 2011, the geographic distribution of our drilling rigs by operating segment was as follows:

	Deepwater	Midwater	Jackup	Other	Total	*

North & South America (excl. Brazil)	6	--	15	--	21
Brazil	6	5	--	--	11
Europe & Mediterranean	1	--	9	--	10
Middle East & Africa	3	1	12	--	16
Asia & Pacific Rim	1	--	10	1	12
Asia & Pacific Rim (under construction)	4	--	2	--	6
Total	21	6	48	1	76

*	We have two deepwater drilling management contracts not included in the table above. In October 2011, we entered into an agreement with Keppel FELS Limited to construct an ultra-high specification harsh environment jackup rig, which is not included in the table above.

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued on September 30, 2010. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure drilling permits. Current or future notices to lessees or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.  Additionally, regulatory or customer requirements relating to blowout prevention equipment certification, inspection and testing may adversely impact our revenues.

    During the three-month and nine-month periods ended September 30, 2011, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $251.3 million and $539.4 million, or 27% and 29%, of our consolidated revenues, respectively. Of these amounts, 74% and 68% were provided by our deepwater drilling operations in the U.S. Gulf of Mexico for the three-month and nine-month periods ended September 30, 2011, respectively.  Prolonged actual or de facto delays, moratoria or suspensions of drilling activity in the U.S. Gulf of Mexico and associated new regulatory, legislative or permitting requirements in the U.S. or elsewhere could materially adversely affect our financial condition, operating results or cash flows.

Note 16 - Supplemental Financial Information

    Consolidated Balance Sheet Information

    Accounts receivable, net, as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Trade	$624.2	$209.9
Other	42.7	7.8
	666.9	217.7
Allowance for doubtful accounts	(12.0)	(3.1)
	$654.9	$214.6

    Other current assets as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Inventory	$177.0	$ 56.4
Prepaid taxes	75.4	47.4
Prepaid expenses	49.7	12.9
Deferred mobilization costs	39.1	19.7
Deferred tax assets	12.3	9.5
Derivative assets	1.3	17.0
Other	24.8	8.5
	$379.6	$171.4

    Other assets, net, as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Intangible assets	$203.5	$ --
Unbilled reimbursable receivables	129.5	20.0
Prepaid taxes on intercompany transfers of property	71.8	74.6
Deferred mobilization costs	39.7	31.3
Wreckage and debris removal receivables	24.8	26.8
Supplemental executive retirement plan assets	24.2	23.0
Auction rate securities	--	44.5
Other	34.5	8.5
	$528.0	$228.7

    Accrued liabilities and other as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Personnel costs	$138.5	$ 58.0
Deferred revenue	78.9	48.1
Contract intangibles	57.4	5.1
Taxes	47.5	22.4
Accrued interest	37.3	2.1
Wreckage and debris removal	21.0	21.0
Other	100.4	11.6
	$481.0	$168.3

    Other liabilities as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	September 30,	December 31,
	2011	2010

Contract intangibles	$204.6	$ --
Unrecognized tax benefits (inclusive of interest and penalties)	87.8	25.7
Deferred revenue	66.0	68.0
Supplemental executive retirement plan liabilities	28.4	26.0
Other	35.0	19.7
	$421.8	$139.4

Note 17 - Guarantee of Registered Securities

    In connection with the Merger, on May 31, 2011, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance as of September 30, 2011 of $1.7 billion.  The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the Pride Notes.

    Ensco plc is also a full and unconditional guarantor of the 7.20% Debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2011.

    All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

    The following tables present the condensed consolidating statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010; the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010; and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, in accordance with Rule 3-10 of Regulation S-X.  The condensed consolidating financial statements for the three-month and nine-month periods ended September 30, 2011 include the results of Pride from the Merger Date.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$ --	$916.1	$ (0.5)	$915.6

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.4	--	--	476.6	(0.5)	477.5
Depreciation	0.1	0.7	--	135.0	--	135.8
General and administrative	11.6	--	--	29.2	--	40.8

OPERATING (LOSS) INCOME	(13.1)	(0.7)	--	275.3	--	261.5

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	194.9	93.6	58.3	--	(346.8)	--

OTHER INCOME (EXPENSE), NET	22.7	3.3	(11.0)	(28.5)	--	(13.5)

INCOME BEFORE INCOME TAXES	204.5	96.2	47.3	246.8	(346.8)	248.0

INCOME TAX PROVISION (BENEFIT)	--	13.5	1.2	27.2	--	41.9

NET INCOME	204.5	82.7	46.1	219.6	(346.8)	206.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	--	(1.6)	--	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$204.5	$82.7	$46.1	$218.0	$(346.8)	$204.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$429.0	$ (0.7)	$428.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.0	--	193.8	(0.7)	194.1
Depreciation	0.1	0.3	55.2	--	55.6
General and administrative	13.3	--	7.3	--	20.6

OPERATING (LOSS) INCOME	(14.4)	(0.3)	172.7	--	158.0

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	131.2	49.5	--	(180.7)	--

OTHER INCOME (EXPENSE), NET	14.2	4.2	(15.7)	--	2.7

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	131.0	53.4	157.0	(180.7)	160.7

INCOME TAX PROVISION	0.5	25.2	1.0	--	26.7

DISCONTINUED OPERATIONS	--	5.5	(7.4)	--	(1.9)

NET INCOME	130.5	33.7	148.6	(180.7)	132.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	(1.6)	--	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$130.5	$33.7	$147.0	$(180.7)	$130.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$ --	$1,842.6	$ (1.3)	$1,841.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	3.0	--	--	953.7	(1.3)	955.4
Depreciation	0.3	1.2	--	277.3	--	278.8
General and administrative	36.4	--	--	81.9	--	118.3

OPERATING (LOSS) INCOME	(39.7)	(1.2)	--	529.7	--	488.8

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	387.4	214.5	76.7	--	(678.6)	--

OTHER INCOME (EXPENSE), NET	23.3	2.5	(14.6)	(40.6)	--	(29.4)

INCOME BEFORE INCOME TAXES	371.0	215.8	62.1	489.1	(678.6)	459.4

INCOME TAX PROVISION (BENEFIT)	--	32.8	--	51.4	--	84.2

NET INCOME	371.0	183.0	62.1	437.7	(678.6)	375.2

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	--	(4.2)	--	(4.2)

NET INCOME ATTRIBUTABLE TO ENSCO	$371.0	$183.0	$62.1	$ 433.5	$(678.6)	$ 371.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING REVENUES	$ --	$ --	$1,289.6	$ (1.3)	$1,288.3

OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.6	--	582.2	(1.3)	582.5
Depreciation	0.2	0.8	158.2	--	159.2
General and administrative	40.4	--	22.8	--	63.2

OPERATING (LOSS) INCOME	(42.2)	(0.8)	526.4	--	483.4

EQUITY EARNINGS IN AFFILIATES, NET OF TAX	446.6	216.3	--	(662.9)	--

OTHER INCOME (EXPENSE), NET	42.6	1.8	(25.8)	--	18.6

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	447.0	217.3	500.6	(662.9)	502.0

INCOME TAX PROVISION	0.4	46.5	37.2	--	84.1

DISCONTINUED OPERATIONS	--	(14.3)	48.0		33.7

NET INCOME	446.6	156.5	511.4	(662.9)	451.6

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	--	--	(5.0)	--	(5.0)

NET INCOME ATTRIBUTABLE TO ENSCO	$446.6	$156.5	$ 506.4	$(662.9)	$ 446.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 124.2	$ 28.7	$ 30.2	$ 296.8	$ --	$ 479.9
Accounts receivable	--	0.2	--	654.7	--	654.9
Accounts receivable from affiliates	3,017.0	71.5	392.3	1,267.6	(4,748.4)	--
Other	2.9	71.8	6.4	298.5	--	379.6
Total current assets	3,144.1	172.2	428.9	2,517.6	(4,748.4)	1,514.4

PROPERTY AND EQUIPMENT, AT COST	1.8	29.3	--	14,202.9	--	14,234.0
Less accumulated depreciation	0.6	23.2	--	1,898.5	--	1,922.3
Property and equipment, net	1.2	6.1	--	12,304.4	--	12,311.7

GOODWILL	--	--	--	3,296.1	--	3,296.1

DUE FROM AFFILIATES	1,395.7	2,416.0	1,273.4	2,566.1	(7,651.2)	--

INVESTMENTS IN AFFILIATES	10,063.8	2,899.6	5,254.0	--	(18,217.4)	--

OTHER ASSETS, NET	14.5	85.6	--	427.9	--	528.0
	$14,619.3	$5,579.5	$6,956.3	$21,112.1	$(30,617.0)	$17,650.2

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 4.9	$ 16.3	$ 21.1	$ 990.4	$ --	$ 1,032.7
Accounts payable to affiliates	540.7	604.2	152.8	3,450.7	(4,748.4)	--
Short-term debt	175.0	--	--	--	--	175.0
Current maturities of long-term debt	--	--	--	47.5	--	47.5
Total current liabilities	720.6	620.5	173.9	4,488.6	(4,748.4)	1,255.2

DUE TO AFFILIATES	1,402.4	1,043.3	120.4	5,085.1	(7,651.2)	--

LONG-TERM DEBT	2,464.8	149.0	2,080.1	208.2	--	4,902.1

DEFERRED INCOME TAXES	--	331.6	39.2	(15.8)	--	355.0

OTHER LIABILITIES	--	5.5	20.5	395.8	--	421.8

ENSCO SHAREHOLDERS' EQUITY	10,031.5	3,429.6	4,522.2	10,945.2	(18,217.4)	10,711.1

NONCONTROLLING INTERESTS	--	--	--	5.0	--	5.0
Total equity	10,031.5	3,429.6	4,522.2	10,950.2	(18,217.4)	10,716.1
	$14,619.3	$5,579.5	$6,956.3	$21,112.1	$(30,617.0)	$17,650.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3.4	$ 19.1	$1,028.2	$ --	$1,050.7
Accounts receivable	--	1.8	212.8	--	214.6
Accounts receivable from affiliates	28.5	144.2	93.5	(266.2)	--
Other	0.5	35.2	135.7	--	171.4
Total current assets	32.4	200.3	1,470.2	(266.2)	1,436.7

PROPERTY AND EQUIPMENT, AT COST	1.8	24.5	6,718.3	--	6,744.6
Less accumulated depreciation	0.3	22.0	1,672.4	--	1,694.7
Property and equipment, net	1.5	2.5	5,045.9	--	5,049.9

GOODWILL	--	--	336.2	--	336.2

DUE FROM AFFILIATES	1,200.3	2,788.2	2,929.3	(6,917.8)	--

INVESTMENTS IN AFFILIATES	5,063.4	2,687.4	--	(7,750.8)	--

OTHER ASSETS, NET	--	130.7	98.0	--	228.7

	$6,297.6	$5,809.1	$9,879.6	$(14,934.8)	$7,051.5

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 2.4	$ 12.3	$ 317.1	$ --	$ 331.8
Accounts payable to affiliates	33.4	90.1	142.7	(266.2)	--
Current maturities of long-term debt	--	--	17.2	--	17.2
Total current liabilities	35.8	102.4	477.0	(266.2)	349.0

DUE TO AFFILIATES	922.6	2,006.7	3,988.5	(6,917.8)	--

LONG-TERM DEBT	--	148.9	91.2	--	240.1

DEFERRED INCOME TAXES	--	346.0	12.0	--	358.0

OTHER LIABILITIES	--	5.1	134.3	--	139.4

ENSCO SHAREHOLDERS' EQUITY	5,339.2	3,200.0	5,171.1	(7,750.8)	5,959.5

NONCONTROLLING INTERESTS	--	--	5.5	--	5.5
Total equity	5,339.2	3,200.0	5,176.6	(7,750.8)	5,965.0
	$6,297.6	$5,809.1	$9,879.6	$(14,934.8)	$7,051.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$ 18.2	$(34.4)	$ (49.0)	$ 467.2	$ --	$ 402.0

INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	--	--	92.9	(2,748.9)	--	(2,656.0)
Additions to property and equipment	--	(4.8)	--	(493.6)	--	(498.4)
Proceeds from disposition of assets	--	--	--	46.1	--	46.1
Other	--	--	--	(4.5)	--	(4.5)
Net cash (used in) provided by investing activities	--	(4.8)	92.9	(3,200.9)	--	(3,112.8)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	--	--	--	--	2,462.8
Reduction of long-term borrowings	--	--	(181.0)	(15.7)	--	(196.7)
Cash dividends paid	(211.4)	--	--	--	--	(211.4)
Commercial paper borrowings, net	175.0	--	--	--	--	175.0
Equity financing costs	(70.5)	--	--	--	--	(70.5)
Debt financing costs	(27.2)	(4.7)	--	--	--	(31.9)
Advances (to) from affiliates	(2,216.5)	53.5	167.3	1,995.7	--	--
Other	(9.6)	--	--	23.0	--	13.4
Net cash provided by (used in) financing activities	102.6	48.8	(13.7)	2,003.0	--	2,140.7

Effect of exchange rate changes on cash and cash equivalents	--	--	--	(0.7)	--	(0.7)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120.8	9.6	30.2	(731.4)	--	(570.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	--	1,028.2	--	1,050.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 124.2	$ 28.7	$ 30.2	$ 296.8	$ --	$ 479.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2010 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$ (1.1)	$ 4.5	$ 518.0	$ --	$ 521.4

INVESTING ACTIVITIES
Additions to property and equipment	(1.8)	--	(735.7)	--	(737.5)
Proceeds from disposal of discontinued operations	--	--	132.4	--	132.4
Proceeds from disposition of assets	--	--	1.1	--	1.1
Net cash used in investing activities	(1.8)	--	(602.2)	--	(604.0)

FINANCING ACTIVITIES
Cash dividends paid	(103.6)	--	--	--	(103.6)
Reduction of long-term borrowings	--	--	(8.6)	--	(8.6)
Debt financing costs	--	(6.2)	--	--	(6.2)
Advances (to) from affiliates	92.5	(126.8)	34.3	--	--
Other	(5.8)	(0.8)	(6.4)	--	(13.0)
Net cash (used in) provided by financing activities	(16.9)	(133.8)	19.3	--	(131.4)

Effect of exchange rate changes on cash and cash equivalents	--	--	(0.5)	--	(0.5)
Net cash provided by operating activities of discontinued operations	--	(14.3)	(7.4)	--	(21.7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19.8)	(143.6)	(72.8)	--	(236.2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24.8	277.8	838.8	--	1,141.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5.0	$ 134.2	$ 766.0	$ --	$ 905.2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

ACQUISITION OF PRIDE INTERNATIONAL, INC.

    On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride International, Inc., a Delaware corporation ("Pride"), ENSCO International Incorporated, a Delaware corporation and an indirect, wholly-owned subsidiary and predecessor of Ensco plc ("Ensco Delaware"), and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc ("Merger Sub"). Pursuant to the merger agreement and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.  The total consideration delivered in the Merger was $7.4 billion, consisting of $2.8 billion of cash, 85.8 million Ensco ADSs with an aggregate value of $4.6 billion based on the closing price of Ensco ADSs of $53.32 on the Merger Date and the estimated fair value of $35.4 million of vested Pride employee stock options assumed by Ensco.

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

    The Merger establishes Ensco with the world’s second largest offshore drilling fleet of 77 rigs, including rigs under construction, spanning all of the strategic, high-growth markets around the globe. Our expanded rig fleet is composed of seven ultra-deepwater drillships, 13 dynamically positioned semisubmersible rigs, seven moored semisubmersible rigs, 49 jackup rigs and one barge rig.  Our ultra-deepwater fleet is the newest in the industry and our active premium jackup fleet is the largest of any offshore drilling company.  Several technologically-advanced drillships, semisubmersible rigs and ultra-premium harsh environment jackup rigs are under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

    We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning more than 25 different countries on six continents in nearly every major deepwater and shallow-water basin around the world. Regions include major markets in Southeast Asia and Australia, the North Sea, Mediterranean, U.S. Gulf of Mexico, Mexico, Middle East, as well as the fastest-growing deepwater markets in Brazil and West Africa, where some of the world's most prolific geology resides.  Our customers include most of the leading national and international oil companies, in addition to many independent operators, and we expect to benefit from enhanced diversification as a result of the Merger.

BUSINESS ENVIRONMENT

Deepwater

    Demand for drilling rigs in the deepwater segment remained stable during 2010 but came under pressure as a result of delays in operators’ ability to secure permits in the U.S. Gulf of Mexico due to regulatory developments and other actions imposed by the U.S. Department of the Interior. During 2011, several drilling permits were issued in the U.S. Gulf of Mexico related to deepwater programs that were interrupted by the response to the Macondo well incident as offshore drilling contractors continued to work with operators and government regulators to address new regulatory requirements and secure drilling permits.  The time required for issuance of deepwater drilling permits in the U.S. Gulf of Mexico continues to improve.  Demand for deepwater drilling in the region is expected to increase in the near-term as additional permits are issued.

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

    Worldwide rig supply in the deepwater segment continues to increase as a result of newbuild construction programs.  It has been reported that over 60 newbuild drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater currently are under construction, over 10 of which are scheduled for delivery during the fourth quarter of 2011.  Almost half of all deepwater newbuild rigs scheduled for delivery are contracted.  However, we expect deepwater newbuild rigs will be absorbed into the market without a significant effect on utilization and day rates.

    We continue to believe in the long-term positive prospects for deepwater drilling based on the expected growth in oil consumption from developing nations, limited growth in oil supplies and high depletion rates of mature oil fields, as well as geologic successes, improving access to promising offshore areas and new, more efficient technologies. Due to the tendency for deepwater drilling programs to be more insulated from short-term commodity price fluctuations, we expect that the deepwater segment will outperform the midwater and jackup segments over the long-term. We expect rig utilization and day rates in the deepwater segment will be driven by growing worldwide demand for oil and natural gas as global populations expand and economic growth accelerates, along with an increased focus by operators on deepwater offshore prospects.  However, the Macondo well incident and associated new regulatory, legislative or permitting requirements in the U.S. Gulf of Mexico may continue to affect utilization and day rates in the near-term.

Midwater

    Demand for drilling rigs in the midwater segment came under pressure during the latter half of 2010 and first half of 2011, coupled with uncertainty surrounding the Macondo well incident in the U.S. Gulf of Mexico and the resulting regulatory developments and other actions imposed by the U.S. Department of the Interior. However, the number of midwater rigs located in the U.S. Gulf of Mexico has declined significantly over the last several years, primarily due to the risk of mooring system failures during hurricane season, marginal geologic prospects and more attractive opportunities in other regions, such as Brazil.  This resulted in an increase in the number of midwater rigs that have relocated to other locations.

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

    Worldwide rig supply in the midwater segment is not expected to increase significantly in the near-term.  It has been reported that seven newbuild semisubmersible rigs capable of drilling in water depths of 4,499 feet or less are under construction, three of which are scheduled for delivery during the fourth quarter of 2011.  The majority of all midwater newbuild rigs scheduled for delivery are contracted.  Due to competition with higher specification drilling rigs and the potential oversupply of midwater rigs in certain regions, we expect utilization and day rates to remain under pressure in the near-term.

Jackup

    Demand for drilling rigs in the jackup segment was limited during 2010, resulting in continued softness in day rates for standard duty jackup rigs.  However, we are encouraged by recent improvements in tender activity due to an increase in both standard duty and heavy duty jackup rig demand for work in late 2011 and beyond across various regions.  In addition, the increase in oil prices over the past year is expected to have a positive effect on future jackup rig demand.

    Demand for jackup rigs in the Asia Pacific rim, including Vietnam, Malaysia, Indonesia and Australia, strengthened in 2011 as tender activity increased across the region, with a number of operators locking in longer term contracts with both standard duty and heavy duty rigs. Tender activity in the Middle East has increased during 2011 primarily as a result of increased requirements from Saudi Aramco, the national oil company of Saudi Arabia. We expect this trend to continue through the end of the year primarily driven by the increase in oil prices over the past year and the potential impact of supply interruptions due to civil unrest in the Middle East and North Africa.

    Demand for jackup rigs in the North Sea improved in 2011 with new inquires for work beginning in late 2011 and 2012 for both standard duty and heavy duty rigs. Although more drilling rigs are expected to enter the North Sea within the next several months, the market is projected to remain in balance through 2012 with the potential for upward pressure on day rates.

    Demand for jackup rigs in the U.S. Gulf of Mexico improved during 2011, but is expected to remain flat for the remainder of the year.  However, a positive impact on demand may occur as additional rigs are expected to depart from the region during the remainder of the year.  Tender activity increased during 2011 in waters offshore Mexico for work beginning in late 2011 and beyond as Petróleos Mexicanos, the national oil company of Mexico, continues to increase the size of its jackup rig fleet.

    Worldwide rig supply in the jackup segment continues to increase as a result of newbuild construction programs.  It has been reported that over 70 newbuild jackup rigs are under construction, six of which are scheduled for delivery during the fourth quarter of 2011.  The majority of all newbuild jackup rigs scheduled for delivery are not contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term, especially considering the existing oversupply of standard duty jackup rigs.

    Although the supply of available jackup rigs is expected to further increase from newbuild deliveries, given the aforementioned improvements in demand and utilization, day rates generally are expected to trend upward in the near-term in most regions.

    For additional information concerning the potential impact the aforementioned events and circumstances may have on our business, our industry and global supply and demand, see "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in this report and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

RESULTS OF OPERATIONS

    The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and includes the results of Pride from the Merger Date (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$915.6	$428.3	$1,841.3	$1,288.3
Operating expenses
Contract drilling (exclusive of depreciation)	477.5	194.1	955.4	582.5
Depreciation	135.8	55.6	278.8	159.2
General and administrative	40.8	20.6	118.3	63.2
Operating income	261.5	158.0	488.8	483.4
Other income (expense), net	(13.5)	2.7	(29.4)	18.6
Provision for income taxes	41.9	26.7	84.2	84.1
Income from continuing operations	206.1	134.0	375.2	417.9
Income (loss) from discontinued operations, net	--	(1.9)	--	33.7
Net income	206.1	132.1	375.2	451.6
Net income attributable to noncontrolling interests	(1.6)	(1.6)	(4.2)	(5.0)
Net income attributable to Ensco	$204.5	$130.5	$ 371.0	$ 446.6

    For the quarter ended September 30, 2011, excluding $444.2 million of revenues and $79.5 million of operating income attributable to the impact of the Merger, revenues and operating income increased $43.1 million, or 10%, and $24.0 million, or 15%, respectively, as compared to the prior year quarter. The increase in revenues and operating income was primarily due to ENSCO 8502 and ENSCO 8503 which were added to our Deepwater fleet and commenced drilling operations during the third quarter of 2010 and first quarter of 2011, respectively, partially offset by downtime on ENSCO 7500 as the rig recently completed an enhancement project in a shipyard in Singapore and mobilized to Brazil where the rig is expected to commence drilling operations during the fourth quarter of 2011.

    For the nine-month period ended September 30, 2011, excluding $595.4 million of revenues and $105.4 million of operating income attributable to the impact of the Merger, revenues and operating income declined by $42.4 million, or 3%, and $100.0 million, or 21%, respectively, as compared to the prior year period. These declines were primarily due to a decrease in average day rates for our Jackup fleet and downtime on ENSCO 7500 as the rig recently completed an enhancement project in a shipyard in Singapore and mobilized to Brazil.  The decline in operating income was also attributable to an increase in general and administrative expense incurred by Ensco to effect the Merger.

    A significant number of our drilling contracts are of a long-term nature. Accordingly, a decline in demand for contract drilling services typically affects our operating results and cash flows gradually over future quarters as long-term contracts expire. The significant decline in oil and natural gas prices during the latter half of 2008 and the deterioration of the global economy continued to result in a decline in demand for contract drilling services during 2010 and 2011, which may continue to negatively impact our operating results.

    Certain of our drilling rigs in the U.S. Gulf of Mexico have been or may be further affected by the regulatory developments and other actions that have or may be imposed by the U.S. Department of the Interior, including the regulations issued in September 2010. Utilization and day rates for certain of our drilling rigs have been negatively influenced due to regulatory requirements and delays in our customers’ ability to secure permits. Current or future notices to lessees or other directives and regulations may further impact our customers' ability to obtain permits and commence or continue deepwater or shallow-water operations in the U.S. Gulf of Mexico.  Additionally, regulatory or customer requirements relating to blowout prevention equipment certification, inspection and testing may adversely impact our revenues.

    While we have substantial contract backlog for 2011, excluding the impact of the Merger, revenue, operating income and cash flow levels achieved during 2010 may not be sustained during 2011.

Rig Counts, Utilization and Average Day Rates

    The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of September 30, 2011 and 2010:

	September 30, 2011(1)	September 30, 2010

Deepwater(2)	17	5
Midwater	6	--
Jackup(4)	46	40
Under construction(2)(3)	6	3
Total(5)	75	48

(1)	In connection with the Merger, we acquired 13 deepwater rigs, two of which are currently under construction, six midwater rigs and seven jackup rigs.
(2)	ENSCO 8504 was delivered in August 2011 and commenced drilling operations in Brunei.
(3)
In February 2011, we entered into agreements with Keppel FELS Limited ("KFELS") to construct two ultra-high specification harsh environment jackup rigs.  We also entered into an agreement with KFELS in October 2011 to construct a third jackup rig of the same design, which is not included in the table above.  These rigs are scheduled for delivery during the first and second half of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a one-and-a-half year drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

(4)	In June 2011, we sold ENSCO 95.
(5)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

    The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for the three-month and nine-month periods ended September 30, 2011 and 2010 and includes the impact of Pride from the Merger Date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rig utilization(1)
Deepwater	74%	75%	78%	88%
Midwater	89%	N/A	86%	N/A
Jackup(3)	77%	79%	75%	78%
Total	77%	79%	76%	78%

Average day rates(2)
Deepwater	$391,129	$387,777	$364,035	$401,055
Midwater	239,379	N/A	238,860	N/A
Jackup(3)	99,775	105,068	98,638	107,291
Total	$178,006	$127,545	$152,984	$132,444

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

Operating Income

    In connection with the Merger, we evaluated our then current core assets and operations, which consisted of seven drillships, 20 semisubmersible rigs and 48 jackup rigs, including rigs under construction, and organized them into three segments based on water depth operating capabilities. Accordingly, we now consider our business to consist of three reportable segments: (1) Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of our jackup rigs capable of operating in water depths up to 400 feet. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for two deepwater rigs and own one barge rig, which are included in "Other."

    Segment information for the three-month and nine-month periods ended September 30, 2011 and 2010 is presented below and includes the results of Pride from the Merger Date.  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended September 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$440.4	$121.3	$330.1	$ 23.8	$ 915.6	$ --	$ 915.6
Operating expenses Contract drilling (exclusive of depreciation)	233.0	72.1	154.7	17.7	477.5	--	477.5
Depreciation	73.5	15.7	44.2	0.6	134.0	1.8	135.8
General and administrative	--	--	--	--	--	40.8	40.8
Operating income (loss)	$133.9	$ 33.5	$131.2	$ 5.5	$ 304.1	$ (42.6)	$ 261.5

Three Months Ended September 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$110.5	$ --	$317.8	$ --	$ 428.3	$ --	$ 428.3
Operating expenses Contract drilling (exclusive of depreciation)	48.0	--	145.6	0.5	194.1	--	194.1
Depreciation	11.7	--	43.2	0.4	55.3	.3	55.6
General and administrative	--	--	--	--	--	20.6	20.6
Operating income (loss)	$ 50.8	$ --	$129.0	$ (0.9)	$ 178.9	$ (20.9)	$ 158.0

Nine Months Ended September 30, 2011
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$770.8	$157.5	$882.7	$ 30.3	$1,841.3	$ --	$1,841.3
Operating expenses Contract drilling (exclusive of depreciation)	385.0	95.0	450.4	25.0	955.4	--	955.4
Depreciation	123.7	20.9	129.8	1.5	275.9	2.9	278.8
General and administrative	--	--	--	--	--	118.3	118.3
Operating income (loss)	$262.1	$ 41.6	$302.5	$ 3.8	$ 610.0	$(121.2)	$ 488.8

Nine Months Ended September 30, 2010
	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$361.8	$ --	$926.5	$ --	$1,288.3	$ --	$1,288.3
Operating expenses Contract drilling (exclusive of depreciation)	139.5	--	429.7	13.3	582.5	--	582.5
Depreciation	31.2	--	125.2	1.9	158.3	.9	159.2
General and administrative	--	--	--	--	--	63.2	63.2
Operating income (loss)	$191.1	$ --	$371.6	$(15.2)	$ 547.5	$ (64.1)	$ 483.4

    Deepwater

    Excluding $277.0 million of revenues attributable to the impact of the Merger, Deepwater revenues for the quarter ended September 30, 2011 increased by $52.9 million, or 48%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in utilization to 83%, excluding the impact of the Merger, from 75% in the prior year quarter. The increase in utilization was due to ENSCO 8502, ENSCO 8503 and ENSCO 8504 which were added to our Deepwater fleet and commenced drilling operations during the third quarter of 2010 and the first and third quarters of 2011, respectively, partially offset by downtime on ENSCO 7500 as the rig recently completed an enhancement project in a shipyard in Singapore and mobilized to Brazil where the rig is expected to commence drilling operations during the fourth quarter of 2011.  Contract drilling expense increased by $10.7 million, or 22%, excluding $174.3 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was primarily due to the commencement of ENSCO 8502, ENSCO 8503 and ENSCO 8504 drilling operations partially offset by downtime on ENSCO 7500. Depreciation expense increased by $9.7 million, or 83%, excluding $52.1 million of expense attributable to the impact of the Merger. The increase in depreciation expense primarily was due to the addition of ENSCO 8502, ENSCO 8503 and ENSCO 8504 to our Deepwater fleet as previously noted.

    Excluding $378.3 million of revenues attributable to the impact of the Merger, Deepwater revenues for the nine-month period ended September 30, 2011 increased by $30.7 million, or 8%, as compared to the prior year period. The increase in revenues was due to the commencement of ENSCO 8502, ENSCO 8503 and ENSCO 8504 drilling operations as previously noted, partially offset by a decline in utilization to 81%, excluding the impact of the Merger, from 88% in the prior year period resulting from downtime on ENSCO 7500 as previously noted.  Contract drilling expense increased $11.6 million, or 8%, excluding $233.9 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was primarily due to the commencement of ENSCO 8502, ENSCO 8503 and ENSCO 8504 drilling operations partially offset by downtime on ENSCO 7500. Depreciation expense increased by $24.5 million, or 79%, excluding $68.0 million of expense attributable to the impact of the Merger. The increase in depreciation expense primarily was due to the addition of ENSCO 8502, ENSCO 8503 and ENSCO 8504 to our Deepwater fleet as previously noted.

    Midwater

    Midwater revenues for the three-month and nine-month periods ended September 30, 2011 were $121.3 million and $157.5 million, respectively. These revenues were attributable to our Midwater fleet acquired in connection with the Merger, which is comprised of five semisubmersible rigs currently operating in Brazil and one semisubmersible rig operating in West Africa. Utilization of our Midwater fleet was 89% and 86% for the three-month and nine-month periods ended September 30, 2011, respectively. Average day rates were $239,000 for the three-month and nine-month periods ended September 30, 2011.  Utilization was impacted primarily by ENSCO 5003, which incurred downtime for repairs during the current periods.

    Jackup

    Excluding $22.0 million of revenues attributable to the impact of the Merger, Jackup revenues for the quarter ended September 30, 2011 declined by $9.7 million, or 3%, as compared to the prior year quarter. The decline in revenues was primarily due to a 3% decline in average day rates, excluding the impact of the Merger, resulting from lower levels of spending by oil and gas companies coupled with excess rig availability. The decline in average day rates was primarily attributable to the Middle East, Africa and Asia Pacific Rim markets.  The decline in revenues was partially offset by an increase in utilization to 83%, excluding the impact of the Merger, from 79% in the prior year quarter, primarily attributable to the Asia Pacific Rim, Europe and Mediterranean markets. Contract drilling expense declined $3.9 million, or 3%, excluding $13.0 million of expense attributable to the impact of the Merger. The decline in contract drilling expense was due to a gain associated with the cash settlement of our insurance claim made under our package policy for ENSCO 69 partially offset by increased personnel costs and repair and maintenance expense. Depreciation expense was comparable to the prior year quarter, excluding $2.9 million of expense attributable to the impact of the Merger.

    Excluding $29.3 million of revenues attributable to the impact of the Merger, jackup revenues for the nine-month period ended September 30, 2011 declined by $73.1 million, or 8%, as compared to the prior year period. The decline in revenues was primarily due to a 7% decline in average day rates, excluding the impact of the Merger, resulting from lower levels of spending by oil and gas companies coupled with excess rig availability. The decline in average day rates was primarily attributable to the Asia Pacific Rim, Middle East and Africa markets. Contract drilling expense increased by $2.9 million, or 1%, excluding $17.8 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was primarily due to increased personnel and repair and maintenance expense, partially offset by gains associated with the disposal of assets and a cash settlement for our insurance claim made under our package policy for ENSCO 69. Depreciation expense was comparable to the prior year period, excluding $3.9 million of expense attributable to the impact of the Merger.

    Other

    Other revenues and contract drilling expense for the three-month and nine-month periods ended September 30, 2011 were primarily attributable to the managed drilling rig operations acquired in connection with the Merger. Other contract drilling expense for the nine-month period ended September 30, 2010 was primarily related to a $12.2 million loss on impairment of ENSCO I, our only barge rig.

    Reconciling Items

    Excluding general and administrative expense of $15.0 million attributable to the impact of the Merger, general and administrative expense for the quarter ended September 30, 2011 increased by $5.2 million, or 25%, as compared to the prior year quarter due to increased professional fees incurred by Ensco as a result of ongoing integration efforts resulting from the Merger.

    Excluding general and administrative expense of $26.6 million attributable to the impact of the Merger, general and administrative expense for the nine-month period ended September 30, 2011 increased by $28.5 million, or 45%, respectively, as compared to the prior year period due to increased advisory, legal, accounting, valuation and other professional or consulting fees incurred by Ensco to effect the Merger, in addition to professional fees incurred by Ensco as a result of related ongoing integration efforts.  These increases were partially offset by professional fees incurred during the comparable prior year period in connection with various reorganization efforts undertaken as a result of our redomestication to the U.K. in December 2009.

Other Income (Expense)

    The following summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2011 and 2010 and includes the results of Pride from the Merger Date (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income	$ 6.5	$ .2	$ 9.0	$ .5
Interest expense, net:
Interest expense	(57.9)	(5.5)	(118.0)	(15.9)
Capitalized interest	27.1	5.5	63.5	15.9
	(30.8)	--	(54.5)	--
Other, net	10.8	2.5	16.1	18.1
	$(13.5)	$ 2.7	$(29.4)	$ 18.6

    Interest income for the three-month and nine-month periods ended September 30, 2011 increased as compared to the respective prior year periods due to interest earned on certain long-term receivables.  Interest expense increased over the same periods primarily due to an increase in outstanding debt resulting from our public offering on March 17, 2011 of $2.5 billion aggregate principal amount of senior notes, in addition to $1.9 billion aggregate principal amount of debt assumed in connection with the Merger.  Interest expense of $27.1 million and $63.5 million was capitalized in connection with our newbuild construction during the three-month and nine-month periods ended September 30, 2011, respectively.  All interest expense incurred during the three-month and nine-month periods ended September 30, 2010 was capitalized in connection with our newbuild construction.  See Note 5 to our condensed consolidated financial statements for additional information on our senior notes and debt assumed in connection with the Merger.

    Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by some of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $11.8 million and $11.3 million were included in other, net, for the three-month and nine-month periods ended September 30, 2011, respectively.   Net foreign currency exchange gains of $500,000 and $4.5 million were included in other, net, for the three-month and nine-month periods ended September 30, 2010, respectively.

    A net gain of $4.8 million associated with the repurchase of our auction rate securities was included in other, net,  for the nine-month period ended September 30, 2011.  Net gains of $400,000 and $1.0 million associated with our auction rate securities were included in other, net,  for the three-month and nine-month periods ended September 30, 2010, respectively. See Note 3 to our condensed consolidated financial statements for additional information on our auction rate securities.

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

    Income tax expense was $41.9 million and $26.7 million for the quarters ended September 30, 2011 and 2010, respectively. The $15.2 million increase in income tax expense as compared to the prior year quarter was primarily due to increased profitability and various discrete tax items recognized during the quarter ended September 30, 2011. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the quarter ended September 30, 2011 was 16.3% compared to a consolidated effective income tax rate, excluding discrete tax items, of 17.7% in the prior year quarter.

    Income tax expense was $84.2 million and $84.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Current year income tax expense included various discrete tax items, including a gain on disposal of assets in a jurisdiction with a high tax rate and the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year.  The impact of discrete tax items was mostly offset by a decrease in income tax expense due to a decline in profitability and to a decline in our consolidated effective income tax rate, excluding discrete tax items, to 15.4% from a consolidated effective income tax rate, excluding discrete tax items, of 17.1% in the comparable prior year period.   The decline in our 2011 consolidated effective income tax rate as compared to the prior year period was primarily due to the aforementioned transfer of drilling rig ownership in connection with the reorganization of our worldwide operations, which resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Although our business has been very cyclical in the past, we historically have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild construction. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular.

    On May 31, 2011, we completed the Merger, which was financed through a combination of existing cash and cash equivalents, including proceeds from our public offering on March 17, 2011 of $1.0 billion aggregate principal amount of 3.25% senior notes due 2016, $1.5 billion aggregate principal amount of 4.70% senior notes due 2021 and borrowings under our commercial paper program. Total consideration paid to Pride shareholders was $2.8 billion of cash and the delivery of 85.8 million Ensco ADSs.  Furthermore, we assumed $1.9 billion aggregate principal amount of long-term debt in conjunction with the Merger. Given the number of our rigs under construction and the amount of debt assumed in the Merger, it is contemplated that our cash flows primarily will be dedicated to finance newbuild construction through 2014 and to service our long-term debt.

    During 2011, our cash flows from operations were negatively influenced by the Macondo well incident and associated new regulatory, legislative or permitting requirements, which may continue during the remainder of 2011 and beyond. However, based on $479.9 million of cash and cash equivalents on hand as of September 30, 2011 and our current contractual backlog, we believe our future operations and obligations associated with our newbuild construction primarily will be funded from existing cash and cash equivalents, future operating cash flow and borrowings under our commercial paper program and/or credit facilities.

    During the nine-month period ended September 30, 2011, our primary source of cash was $2.5 billion in proceeds from the issuance of our senior notes, $402.0 million generated from operating activities of continuing operations and $175.0 million in net proceeds from our commercial paper program.  Our primary use of cash for the same period was $2.8 billion paid for the cash consideration of the Merger; $498.4 million for the construction, enhancement and other improvement of our drilling rigs, including $255.5 million invested in our newbuild construction; $211.4 million for the payment of dividends and $196.7 million for reduction of long-term borrowings.

    During the nine-month period ended September 30, 2010, our primary source of cash was $521.4 million generated from operating activities of continuing operations and $132.4 million of proceeds from the sale of three jackup rigs. Our primary uses of cash for the same period included $553.1 million for the construction, enhancement and other improvement of our drilling rigs, including $478.3 invested in the construction of our ENSCO 8500 Series® rigs, $186.0 million for the acquisition of ENSCO 109 and accompanying inventory and $103.6 million for the payment of dividends.

Cash Flow and Capital Expenditures

    Our cash flow from operating activities of continuing operations and capital expenditures on continuing operations, excluding the $2.8 billion of cash consideration for the Merger, for the nine-month periods ended September 30, 2011 and 2010 were as follows and include cash flows of Pride from the Merger Date (in millions):

	Nine Months Ended September 30,
	2011	2010

Cash flow from operating activities of continuing operations	$402.0	$521.4
Capital expenditures on continuing operations
New rig construction	$255.5	$478.3
Rig acquisition	--	184.4
Rig enhancements	141.5	9.2
Minor upgrades and improvements	101.4	65.6
	$498.4	$737.5

    Cash flow from operating activities of continuing operations declined by $119.4 million, or 23%, for the nine-month period ended September 30, 2011 as compared to the prior year period. The decline resulted primarily from a $591.1 million increase in cash payments related to contract drilling expenses, a $70.8 million increase in cash payments for interest and a $63.8 million increase in cash payments related to general and administrative expense, which was primarily attributable to the Merger. The aforementioned items were partially offset by a $531.9 million increase in cash receipts from contract drilling services, a $44.2 million decline in tax payments and a $32.8 million increase in cash receipts from repurchases/redemptions of our auction rate securities.

    We continue to expand the size and quality of our drilling rig fleet.  In connection with the Merger, we acquired seven drillships (two of which are under construction),  12 semisubmersible rigs and seven jackup rigs.    ENSCO DS-3, ENSCO DS-4 and ENSCO DS-5 commenced drilling operations under five-year contracts in June, May and July 2011, respectively.

    ENSCO 8503 was delivered in September 2010 and commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011.  ENSCO 8503 is expected to commence drilling operations in the U.S. Gulf of Mexico under a two-year contract during the first quarter of 2012. ENSCO 8504 was delivered and commenced drilling operations in Brunei during the third quarter of 2011.  We also have two ultra-deepwater drillships and two ENSCO 8500 Series® ultra-deepwater semisubmersible rigs under construction with scheduled delivery dates ranging from the fourth quarter of 2011 through the second half of 2013.  ENSCO 8505 is committed under a two-year drilling contract in the U.S. Gulf of Mexico, while ENSCO 8506 and two ultra-deepwater drillships under construction are uncontracted.  Our ENSCO 7500 ultra-deepwater semisubmersible rig recently completed an enhancement project in a shipyard in Singapore and is expected to commence drilling operations in Brazil under a two-and-a-half year contract during the fourth quarter of 2011.

    In conjunction with our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment, we entered into agreements with KFELS in February 2011 to construct two ultra-high specification harsh environment jackup rigs for estimated total construction costs of approximately $230.0 million per rig.  In October 2011, we entered into an agreement with KFELS to construct a third ultra-high specification harsh environment jackup rig for estimated total construction costs of approximately $260.0 million.  These rigs are scheduled for delivery during the first and second half of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a one-and-a-half year drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

    Based on our current projections, and excluding the $2.8 billion of cash consideration for the Merger, we expect capital expenditures during 2011 to include approximately $660.0 million for newbuild construction, approximately $235.0 million for rig enhancement projects and approximately $200.0 million for minor upgrades and improvements. Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

    Our total debt, total capital and total debt to total capital ratios as of September 30, 2011 and December 31, 2010 are summarized below (in millions, except percentages):

	September 30, 2011	December 31, 2010

Total debt	$ 5,124.6	$ 257.3
Total capital*	$15,835.7	$6,216.8
Total debt to total capital	32.4%	4.2%

*Total capital consists of total debt and Ensco shareholders' equity.

    Senior Notes

    On March 17, 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the "Notes") in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), dated March 17, 2011 (the "Indenture"), and a supplemental indenture between us and the Trustee, dated March 17, 2011 (the "Supplemental Indenture"). The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

    We may also redeem each series of the Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Notes, the Indenture and the Supplemental Indenture also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. The Supplemental Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Acquired Debt

    In connection with the Merger, we assumed Pride’s outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million of 8.500% senior notes due 2019, $300.0 million of 7.875% senior notes due 2040 (collectively the "Pride Notes") and $151.5 million of Maritime Administration ("MARAD") bonds due 2016. Under a supplemental indenture dated May 31, 2011 to the original indenture dated July 1, 2004, Ensco plc fully and unconditionally guaranteed performance of all obligations of Pride with respect to the Pride Notes. The guarantee of the Pride Notes was made to allow us greater operating flexibility and provides for, among others, modifications of certain reporting requirements and the ability to transfer assets among Ensco subsidiaries. See Note 17 to our condensed consolidated financial statements for additional information on the guarantee of the Pride Notes. In addition, we assumed debt outstanding with respect to Pride’s senior unsecured revolving credit facility totaling $181.0 million which was repaid in full and the facility terminated upon completion of the Merger.

    We may also redeem each series of the Pride Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Pride Notes also contain customary events of default, including failure to pay principal or interest on the Pride Notes when due, among others. The Pride Notes contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

    Revolving Credit

    On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes. On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. The Five-Year Credit Facility has a five-year term, expiring in May 2016, and replaces our $700.0 million four-year credit agreement which was scheduled to mature in May 2014. Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion. We had no amounts outstanding under the Five-Year Credit Facility or our prior credit agreement as of September 30, 2011 and December 31, 2010, respectively.

    On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied. On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for Ensco to use for general corporate purposes. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. The 364-Day Credit Facility has a one-year term, expiring in May 2012, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility. Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 11, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.50% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.10% per annum) on the total $450.0 million commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million. We had no amounts outstanding under the 364-Day Credit Facility as of September 30, 2011.

    Commercial Paper

    On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million. On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had $175.0 million outstanding under our commercial paper program as of September 30, 2011.

    Other Financing

    On February 6, 2011, we entered into a bridge commitment letter (the "Commitment Letter") with Deutsche Bank AG Cayman Islands Branch ("DBCI"), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. ("Citi"). Pursuant to the Commitment Letter, DBCI and Citi committed to provide a $2.8 billion unsecured bridge term loan facility (the "Bridge Term Facility") to fund a portion of the cash consideration in the Merger. Upon receipt of the proceeds from the issuance of the Notes, we determined that we had adequate cash resources to fund the cash component of the consideration payable in connection with the Merger and accordingly, the Bridge Term Facility was terminated in March 2011.

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

    In addition to the MARAD bonds assumed in connection with the Merger, we had an aggregate $99.8 million outstanding as of September 30, 2011 under two separate MARAD bond issues that require semiannual principal and interest payments and are due in 2015 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.20% debentures due in 2027.

    The Board of Directors of our U.S. subsidiary and predecessor, Ensco Delaware, previously authorized the repurchase of up to $1.5 billion of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term. From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share). No shares were repurchased under the share repurchase programs during 2009, 2010 or the nine-month period ended September 30, 2011. Although $562.4 million remained available for repurchase as of September 30, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Liquidity

    Our liquidity position as of September 30, 2011 and December 31, 2010 is summarized in the table below (in millions, except ratios):

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$479.9	$1,050.7
Working capital	$259.2	$1,087.7
Current ratio	1.2	4.1

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

    We utilize derivatives to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with the portion of our remaining ENSCO 8500 Series® construction obligations denominated in Singapore dollars and contract drilling expenses denominated in various foreign currencies.  As of September 30, 2011, $148.8 million of the aggregate remaining contractual obligations associated with our ENSCO 8500 Series® construction projects was denominated in Singapore dollars, of which $92.1 million was hedged through derivatives.

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

    As of September 30, 2011, we had derivatives outstanding to exchange an aggregate $288.0 million for various foreign currencies. If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of September 30, 2011 would approximate $15.5 million.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 17 months.  See Note 6 to our condensed consolidated financial statements for additional information on our derivative instruments.

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

    Property and Equipment

    As of September 30, 2011, the carrying value of our property and equipment totaled $12.3 billion, which represented 70% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

    If the global economy deteriorates and/or other events or changes in circumstances indicate that the carrying value of one or more drilling rigs may not be recoverable, we may conclude that a triggering event has occurred and perform a recoverability test. If, at the time of the recoverability test, management's judgments and assumptions regarding future industry conditions and operations have diminished, it is reasonably possible that we could conclude that one or more of our drilling rigs are impaired.

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

    Income Taxes

    We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of September 30, 2011, our condensed consolidated balance sheet included a $346.3 million net deferred income tax liability, a $24.5 million liability for income taxes currently payable and a $87.8 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

    New Accounting Pronouncements

    In May 2011, the FASB issued the Accounting Standard Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("Update 2011-04") which is effective for public entities during interim and annual periods beginning after December 15, 2011.  The amendments in Update 2011-04 are to be applied prospectively and early application by public entities is not permitted. Update 2011-04 provides amendments to Topic 820, "Fair Value Measurement" which apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  The amendments included in this update are intended to clarify the application of existing fair value measurement requirements.  We will adopt Update 2011-04 upon its effective date of January 1, 2012. We do not expect the adoption of Update 2011-04 to have a material effect on our consolidated financial statements.

    In June 2011, the FASB issued the Accounting Standard Update 2011-05, "Presentation of Comprehensive Income" ("Update 2011-05") which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Update 2011-05 provides amendments to Topic 220, "Comprehensive Income," to be applied retrospectively.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. We will adopt Update 2011-05 upon its effective date of January 1, 2012. We do not expect the adoption of Update 2011-05 to have a material effect on our consolidated financial statements.

    In September 2011, the FASB issued the Accounting Standard Update 2011-08, "Testing Goodwill for Impairment" ("Update 2011-08") which is effective for public entities during interim and annual periods beginning after December 15, 2011.  The amendments in Update 2011-08 are to be applied prospectively and early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  Update 2011-08 provides amendments to Topic 350, "Intangibles - Goodwill and Other" which apply to all reporting entities that disclose goodwill in the financial statements.  We expect to early adopt Update 2011-08 as of December 31, 2011.  We do not expect the adoption of Update 2011-08 to have any effect on our consolidated financial statements.

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

    On the Merger Date, we completed the Merger as discussed in the Explanatory Note to this quarterly report.  We will exclude Pride from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Total revenues subject to Pride’s internal control over financial reporting represented 48% of our consolidated revenues during the fiscal quarter ended September 30, 2011. Total assets subject to Pride’s internal control over financial reporting represented 47% of our consolidated total assets as of September 30, 2011.

    During the fiscal quarter ended September 30, 2011 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    Demand Letter, Derivative Cases and Shareholder Class Actions

    In June 2009, Pride received a demand letter from counsel representing Kyle Arnold. The letter states that Mr. Arnold was one of Pride’s shareholders and that he believes certain of Pride’s then-current and former officers and directors violated their fiduciary duties related to the issues described below under "—Pride FCPA Investigation." The letter requested that Pride’s board of directors take appropriate action against the individuals in question.  In September 2009, Pride’s board of directors formed a special committee, which retained independent counsel and commenced an evaluation of the issues raised by the letter in an effort to determine a course of action.

    On April 14, 2010, Edward Ferguson, a purported shareholder of Pride, filed a derivative action in the state court of Harris County, Texas against all of Pride’s then-current directors and against Pride, as nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to Pride related to the issues described below under "—Pride FCPA Investigation." Among other remedies, the lawsuit seeks damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. On April 15, 2010, Lawrence Dixon, another purported shareholder, filed a substantially similar lawsuit in the state court of Harris County, Texas against the same defendants. These two lawsuits have been consolidated. After the conclusion of Pride’s investigation (see "—Pride FCPA Investigation"), the plaintiffs filed a consolidated amended petition on January 18, 2011, raising allegations substantially similar to those made in the prior lawsuits.

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

    Following the announcement of the Merger, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride’s directors, Ensco and certain of our subsidiaries in the Delaware Court of Chancery, the U.S. District Court for the Southern District of Texas, and in the state courts of Harris County, Texas. These lawsuits challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride’s stockholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger Agreement improperly favored Ensco and unduly restricted Pride’s ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger. In addition, the plaintiffs in the derivative class action lawsuit related to Pride’s previously disclosed FCPA investigation (discussed below), amended their petition to add claims related to the Merger.  In their amended petition, the plaintiffs contend that the proposed Merger was motivated by a desire to extinguish alleged liability related to the derivative action, among other claims substantially similar to those described above relating to the Merger.  The derivative class action lawsuit, as amended, has been consolidated with the other lawsuits in the state courts of Harris County, Texas that relate to the Merger.

    On May 19, 2011, Ensco and the other named defendants signed a memorandum of understanding with the plaintiffs in the consolidated litigation before the Delaware Court of Chancery to settle the previously disclosed shareholder class action lawsuits filed in the Delaware Court of Chancery and any claims asserted in the U.S. District Court for the Southern District of Texas and the state court of Harris County, Texas relating to the Merger (collectively, the "Settled Claims").  Settled Claims exclude, among other claims, (1) certain claims that may be asserted in the future under federal and/or state law generally unrelated to the Merger and (2) any cause of action that both (a) was asserted in Ferguson v. Raspino, et al., Cause No. 2010-23805, pending in the 281st Judicial District Court of Harris County (the "Ferguson Action") solely derivatively against the board of directors of Pride and (b) is concerning factual events and allegations pleaded prior to February 7, 2011 in the Ferguson Action relating to the previously disclosed Pride FCPA investigation (discussed below). As provided in the memorandum of understanding, Pride provided additional information to Pride’s shareholders regarding the Merger.  As also provided in the memorandum of understanding, after approval by the Pride and Ensco boards of directors in May 2011, the parties entered into an amendment to the Merger Agreement.  The amendment reduced the fee payable by Pride in connection with certain terminations of the Merger Agreement to $195.0 million from $260.0 million.  The amendment also shortened the "tail period" for certain transactions that could trigger a termination fee from 12 months to nine months after termination. The amendment further eliminated the "force the vote" provision applicable to Pride such that Pride would not be required to submit the adoption of the Merger Agreement to its shareholders if the Pride board of directors made an adverse change in their recommendation.

    On August 29, 2011, the parties to the memorandum of understanding entered into a stipulation of settlement, which provides for, among other matters, the release of the Settled Claims previously disclosed following notice by mailing, certification of a non-opt-out class for settlement purposes, a settlement hearing and final approval of the settlement.  The stipulation of settlement also provides that Pride or its successor has agreed not to oppose any application by attorneys for the class for fees and expenses not exceeding $1.1 million.  The stipulation of settlement is subject to customary conditions, including approval by the Delaware Court of Chancery. There can be no assurance that the stipulation of settlement receives such approval.  The settlement hearing is scheduled for November 23, 2011.

    At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability.  Although the outcome cannot be predicted, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

    Ensco FCPA Investigation

    In May 2011, we received notification from the U.S. Department of Justice ("DOJ") that it had determined not to pursue any enforcement action against us with respect to our previously disclosed independent investigation of potential FCPA violations arising out of business activities in Nigeria.  As previously disclosed, the SEC Division of Enforcement had advised us in May 2010 that it did not intend to recommend any enforcement action in connection with that investigation.  Thus, this matter is now closed before both U.S. agencies.

    Pride FCPA Investigation

    In 2010, Pride and its subsidiaries resolved with the DOJ and the SEC its previously disclosed investigations into potential violations of the FCPA.  In connection with the settlements, Pride paid a total of $56.2 million in penalties, disgorgement and interest.

    The settlement with the DOJ included a deferred prosecution agreement ("DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. Under the DPA, the DOJ agreed to defer the prosecution of certain FCPA-related charges and agreed not to bring any further criminal or civil charges against Pride or any of its subsidiaries related to either any of the conduct set forth in the statement of facts attached to the DPA or any other information disclosed to the DOJ prior to the execution of the DPA. Pride agreed, among other matters, to continue to cooperate with the DOJ, to continue to review and maintain its anti-bribery compliance program and to submit to the DOJ three annual written reports regarding its progress and experience in maintaining and, as appropriate, enhancing its compliance policies and procedures.  In connection with our acquisition of Pride, we agreed to assume the obligations set forth in the DPA.  If we comply with the terms of the DPA, the deferred charges against Pride will be dismissed with prejudice. If, during the term of the DPA, the DOJ determines that we have committed a felony under federal law, provided deliberately false information or otherwise breached the DPA, we could be subject to prosecution and penalties for any criminal violation of which the DOJ has knowledge, including the deferred charges.

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

    Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, shareholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a shareholder demand letter and derivative cases with respect to these matters, please see the discussion above under "—Demand Letter, Derivative Cases and Shareholder Class Actions." In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

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

    On September 18, 2009, Sea Robin Pipeline Company, LLC, commenced civil litigation against us in the Fifteenth Judicial Court for the Parish of Lafayette and in the Nineteenth Judicial Court for the Parish of Baton Rouge, State of Louisiana seeking unspecified damages in relation to the cost of repairing damage to the pipeline, loss of revenues, survey and other damages. Based on information currently available, we have concluded that it is remote a liability exists with respect to this matter.

    The owners of two other subsea pipelines have also presented claims filed on behalf of Stingray Pipeline Company, LLC, and Tennessee Gas Pipeline seeking monetary damages incurred by reason of damage to pipelines allegedly caused by ENSCO 74 during Hurricane Ike. The Stingray claim is in the amount of $14.0 million, and the Tennessee Gas Pipeline claim is for unspecified damages. Based on information currently available, we have concluded that it is remote liabilities exist with respect to these matters.

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

    With the exception of one underwriter who represents approximately 10% of the claim, we have been able to reach a mutually agreeable settlement for our claim under our package policy, which resulted in a gain of approximately $10.8 million upon receipt of cash settlements during the third quarter of 2011.

    The first phase of the arbitration with the remaining underwriter was held on September 19, 2011.  The arbitration panel has not yet returned its decision.  Until the arbitration proceedings are concluded, there can be no assurances as to the ultimate outcome with regard to the underwriter who has not agreed to settle this matter.

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

    Our liability insurance underwriters have issued letters reserving rights and effectively denying coverage by questioning the applicability of coverage for the potential ENSCO 29 wreckage and debris removal costs. During 2007, we commenced litigation in the Texas District Court of Dallas County against certain underwriters at Lloyd's of London and other insurance companies, Bryan Johnson and BC Johnson Associates, LLC (collectively "the Underwriters") alleging breach of contract, wrongful denial, bad faith and other claims and seeking a declaration that removal of wreckage and debris is covered under our liability insurance, monetary damages, attorneys' fees and other remedies.  The court heard several pretrial motions on May 25, 2011 and on July 31, 2011 issued an order compelling the matter to be submitted to arbitration.  On September 23, 2011, we filed a Petition for Writ of Mandamus asking the Appellate Court to review the decision of the District Court.

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

    The Houston firm that originally represented the plaintiffs in all 65 claims  dissolved, effective as of November 30, 2010, and was replaced by a Dallas firm. In addition, plaintiffs are also represented by local Mississippi counsel.

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

    U.S. Gulf of Mexico Drilling Moratorium and Permitting Delays

    On July 9, 2010, ENSCO Offshore Company, a subsidiary of Ensco plc, filed suit in the U.S. District Court for the Eastern District of Louisiana in New Orleans against the U.S. Department of the Interior, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE") and other federal defendants seeking a ruling that the defendants violated the Administrative Procedure Act and the Outer Continental Shelf Lands Act by imposing a six-month deepwater drilling moratorium in the U.S. Gulf of Mexico, by imposing new substantive safety and certification requirements in NTL-05 for both shallow-water and deepwater drilling in the U.S. Gulf of Mexico without following the required notice-and-comment procedures, and by unreasonably delaying the processing of applications for permits to drill in the U.S. Gulf of Mexico.  The complaint was amended on July 20, 2010, to address the actions taken by the U.S. Department of the Interior on July 12, 2010, to impose a second moratorium/suspension that generally applied to deepwater drilling in the U.S. Gulf of Mexico and to challenge defendants’ historical documentary and permitting requirements with respect to both shallow-water and deepwater development and production drilling and related activities in the U.S. Gulf of Mexico on the grounds that they lack proper legislative authorization.   The lawsuit sought a more well-defined regulatory process for instituting new safety measures and operational and permitting requirements for U.S. Gulf of Mexico shallow-water and deepwater offshore drilling so as to comply with the Administrative Procedure Act and the Outer Continental Shelf Lands Act.

    On June 8, 2011, Ensco and the defendants entered into a settlement agreement, pursuant to which (1) the BOEMRE is obligated to "take action" on the six unapproved Ensco-related permit applications at issue in the case within a 30 day time frame and (2) Ensco would dismiss its remaining claims.  The BOEMRE may "take action" by approving, denying or returning an application to the operator.  Either of the last two options require the BOEMRE to specifically identify all then-existing deficiencies in the application.  The settlement agreement also requires BOEMRE to "take action" on any resubmitted application within 30 days.  On June 16, 2011, the court approved the settlement agreement and entered a consent decree incorporating its terms.  In accordance with the settlement agreement, the court also dismissed Ensco’s claims, vacated a permanent injunction it had entered previously requiring BOEMRE to act on the permit applications, and amended the previously entered final judgment accordingly.  The intervenor-defendants have filed an appeal seeking a vacatur of the district court’s summary judgment decision and declaratory relief in connection with Ensco’s claims of unreasonable delay in processing permit applications.  The appeal does not challenge Ensco’s settlement with the government.  The appeal is pending.

    Environmental Matters

    We are currently subject to pending notices of assessment issued from 2008 to 2011 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.0 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $2.0 million liability related to these matters was recorded as of September 30, 2011.

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

    Seahawk Drilling, Inc. Bankruptcy

    In August 2009, Pride completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with Pride’s mat-supported jack-up rig business. In February 2011, Seahawk and several of its affiliates filed for protection under Chapter 11 of the Bankruptcy Code.  In the bankruptcy filings, Pride was listed as Seahawk’s largest unsecured creditor with a contingent, disputed and unliquidated claim in the amount of approximately $16.0 million.  The debt was listed as a trade payable, subject to setoff.  Pride has filed claims totaling approximately $85.0 million, including approximately $50.0 million in connection with the credit support discussed below.   The Seahawk debtors sold substantially all of their assets to Hercules Offshore, Inc. and its affiliate SD Drilling LLC, which paid base aggregate consideration consisting of approximately $25.0 million in cash and 22.3 million shares of Hercules common stock.   On September 28, 2011, the bankruptcy court confirmed the Seahawk debtors’ chapter 11 plan of reorganization.  On the effective date of the plan, Seahawk used a portion of the Hercules shares to pay off a post-bankruptcy debtor-in-possession loan and the remaining balance of approximately 17.1 million shares were reserved among all unpaid creditors, including Pride.  At the time the reserves were allocated among creditors, there were insufficient Hercules shares based on the then current Hercules stock price to reserve all claims in full.   Pride and other creditors were allocated a pro rata reserve of the available shares.  In accordance with the plan, no distributions of shares will be made to creditors until the bankruptcy court has entered an order resolving the litigation of the Pride claims.   As discussed below, the trial of Pride’s claims against Seahawk and Seahawk’s claims against Pride is scheduled to commence on December 12, 2011.  The resolution of such disputes through the court process may take considerable time.  If the value of the Hercules common stock  is insufficient at the time of payment to  pay claims in full at 100% of their allowed value,  creditors, including Pride, will receive pro rata distributions.

    The bankruptcy laws permit a debtor in bankruptcy, under certain circumstances, to challenge pre-bankruptcy payments or transfers of the debtor’s assets if the debtor received less than reasonably equivalent value while insolvent, or if the transfers were made with the actual intent to hinder, delay or defraud a creditor, or were made while insolvent on account of a pre-existing debt that has the effect of preferring the transferee over the debtor’s other creditors during the so-called preference period.   On August 12, 2011, the Official Committee of Equity Security Holders (the "Equity Committee"), acting on behalf of the Seahawk debtors, filed a lawsuit against Pride and certain of Pride’s affiliates asserting  (i) claims under the insolvency laws against the Pride defendants to challenge transfers made in connection with the spin-off of Seahawk and obligations Seahawk incurred with respect thereto, (ii) objections to the allowance of Pride’s proofs of claim against Seahawk and (iii) contractual counter-claims against Pride that the Equity Committee asserts will partially offset amounts Seahawk owes Pride. The amount at which Pride’s claims against Seahawk are ultimately allowed or disallowed at trial may create a net payable owing from Pride to Seahawk.  Under the terms of the plan, the claims against Pride in the litigation were transferred to a liquidating trust.  As stated above, pursuant to the bankruptcy court’s scheduling order, the bankruptcy court will hold a trial starting on December 12, 2011 to determine the allowed amount of Pride's claims against Seahawk and the validity of Seahawk's claims against Pride.   We believe that the claims against Pride are without merit, and we intend to defend such actions vigorously.  Based on information currently available, we have concluded that it is remote that a liability exists with respect to this matter.

    Seahawk Tax-Related Credit Support

    In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to their operations. Pursuant to local statutory requirements, Seahawk provided and may provide additional surety bonds, letters of credit, or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between Pride and Seahawk, Pride agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds, letters of credit, or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date. On September 15, 2010, Seahawk requested that Pride provide credit support for four letters of credit issued for the appeals of four of these tax assessments. The amount of the request totaled approximately $50.0 million. On October 28, 2010, Pride provided credit support in satisfaction of this request. A liability of $700,000 related to this matter was recorded as of September 30, 2011. Pursuant to the tax support agreement, Seahawk is required to pay Pride a fee based on the actual credit support provided.  Seahawk’s quarterly fee payment due on December 31, 2010 was not made, which had the effect of terminating Pride’s obligation to provide further credit support under the tax support agreement.

    On February 9, 2011, Pride sent a notice to Seahawk requesting that it provide cash collateral for the credit support previously provided by Pride, as provided under the terms of the agreement.  Seahawk did not post the cash collateral, thereby further repudiating its obligations under the tax support agreement.  Pride filed a proof of claim in Seahawk’s bankruptcy for all damages arising from or relating to Seahawk’s repudiation of its obligations under the tax support agreement. In connection with Seahawk’s bankruptcy filing, a committee of Seahawk’s equity security holders filed a lawsuit against Pride seeking, among other matters, a determination that Seahawk has no liability to Pride under the tax support agreement or that such liability is offset by Seahawk’s asserted claims against Pride.

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

Item 1A.   Risk Factors

    There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to information set forth in this Quarterly Report,  you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 and in "Item 1A. Risk Factors" in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, each of which contains descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently anticipated or expected.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

SEAHAWK’S PENDING BANKRUPTCY PROCEEDING MAY RESULT IN CLAIMS AGAINST PRIDE, THE REDUCTION OR ELIMINATION OF AMOUNTS OWED TO PRIDE BY SEAHAWK AND TERMINATION OF PRIDE’S RIGHTS TO MAKE INDEMNIFICATION CLAIMS AGAINST SEAHAWK.

    In August 2009, Pride completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with Pride’s mat-supported jackup rig business. In February 2011, Seahawk and several of its affiliates filed for protection under Chapter 11 of the Bankruptcy Code. In the bankruptcy filings, Pride was listed as Seahawk’s largest unsecured creditor with a contingent, disputed and unliquidated claim in the amount of approximately $16.0 million. The debt was listed as a trade payable, subject to setoff.  Pride has filed claims totaling approximately $85.0 million, including approximately $50.0 million in connection with the credit support discussed below. The Seahawk debtors sold substantially all of their assets to Hercules Offshore, Inc. and its affiliate SD Drilling LLC, which paid base aggregate consideration consisting of approximately $25.0 million in cash and 22.3 million shares of Hercules common stock.  On September 28, 2011, the bankruptcy court confirmed the Seahawk debtors’ chapter 11 plan of reorganization.  On the effective date of the plan, Seahawk used a portion of the Hercules shares to pay off a post-bankruptcy debtor-in-possession loan and the remaining balance of approximately 17.1 million shares were reserved among all unpaid creditors, including Pride.  At the time the reserves were allocated among creditors, there were insufficient Hercules shares based on the then current Hercules stock price to reserve all claims in full.  As such, Pride and other creditors were allocated a pro rata reserve of the available shares.  In accordance with the plan, no distributions of shares will be made to creditors until the bankruptcy court has entered an order resolving the litigation of the Pride claims.   As discussed below, the trial of Pride’s claims against Seahawk and Seahawk’s claims against Pride is scheduled to commence on December 12, 2011.  The resolution of such disputes through the court process may take considerable time.   If the value of the Hercules common stock is insufficient at the time of payment to pay claims in full at 100% of their allowed value, creditors, including Pride, will receive pro rata distributions.

    The bankruptcy laws permit a debtor in bankruptcy, under certain circumstances, to challenge pre-bankruptcy payments or transfers of the debtor’s assets if the debtor received less than reasonably equivalent value while insolvent, or if the transfers were made with the actual intent to hinder, delay or defraud a creditor, or were made while insolvent on account of a pre-existing debt that has the effect of preferring the transferee over the debtor’s other creditors during the so-called preference period. On August 12, 2011, the Official Committee of Equity Security Holders (the "Equity Committee"), acting on behalf of the Seahawk debtors, filed a lawsuit against Pride and certain of Pride’s affiliates asserting (i) claims under the insolvency laws against the Pride defendants to challenge transfers made in connection with the spin-off of Seahawk and obligations Seahawk incurred with respect thereto, (ii) objections to the allowance of Pride’s proofs of claim against Seahawk, and (iii) contractual counter-claims against Pride that the Equity Committee asserts will partially offset amounts Seahawk owes Pride and, depending upon the amount at which Pride’s claims against Seahawk are ultimately allowed or disallowed at trial, may create a net payable owing from Pride to Seahawk. We disagree and are vigorously defending such claims.

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

    On February 9, 2011, Pride sent a notice to Seahawk requesting that it provide cash collateral for the credit support previously provided by Pride, as provided under the terms of the agreement. Seahawk did not post the cash collateral, thereby further repudiating its obligations under the tax support agreement.  Pride filed a proof of claim in Seahawk’s bankruptcy for all damages arising from or relating to Seahawk’s repudiation of its obligations under the tax support agreement.  In connection with Seahawk’s bankruptcy filing, a committee of Seahawk’s equity security holders filed a lawsuit against Pride seeking, among other matters, a determination that Seahawk has no liability to Pride under the tax support agreement or that such liability is offset by Seahawk’s asserted claims against Pride.  We disagree and are vigorously defending such claims.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    The table below provides a summary of our repurchases of our ADSs during the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of ADSs Purchased	Average Price Paid per ADS	Total Number of ADSs Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of ADSs that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	1,506	$53.92	--	$562,000,000
August 1 - August 31	7,098	47.25	--	562,000,000
September 1 - September 30	10,428	41.98	--	562,000,000
Total	19,032	$44.89	--

    During the quarter ended September 30, 2011, repurchases of our ADSs were primarily made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such ADSs remain available for reissuance in connection with employee and non-employee director share awards.

    The Board of Directors of Ensco Delaware previously authorized the repurchase of up to $1.5 billion of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of our ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  From inception of our share repurchase programs during 2006 through December 31, 2008, we repurchased an aggregate 16.5 million shares at a cost of $937.6 million (an average cost of $56.79 per share).  No shares were repurchased under the share repurchase programs during 2009, 2010 or the nine-month period ended September 30, 2011.  Although $562.4 million remained available for repurchase as of September 30, 2011, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

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

*10.1	Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated August 23, 2011.
*10.2
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated August 23, 2011.

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date: November 3, 2011	/s/ JAMES W. SWENT III James W. Swent III Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ MICHAEL B. HOWE Michael B. Howe Vice President - Finance (Corporate)

/s/ DOUGLAS J. MANKO Douglas J. Manko Controller (principal accounting officer)

68