Form 10-Q
period 2012-03-31
Ensco plc
filed 2012-05-03
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 27, 2012, there were 231,330,787 American depositary shares of the registrant issued and outstanding, each representing one Class A ordinary share.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

•
our ability to realize expected benefits from the December 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco's corporate structure (the "redomestication"), including the effect of any changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate;

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, which is available on the SEC's website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2012, the related condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2011, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
May 3, 2012

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$1,026.4	$361.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	520.2	191.6
Depreciation	139.4	59.5
General and administrative	38.2	30.1
	697.8	281.2

OPERATING INCOME	328.6	80.3

OTHER INCOME (EXPENSE)
Interest income	5.9	.2
Interest expense, net	(34.6)	(4.1)
Other, net	2.5	6.1
	(26.2)	2.2

INCOME BEFORE INCOME TAXES	302.4	82.5

PROVISION FOR INCOME TAXES
Current income tax expense	30.4	26.3
Deferred income tax expense (benefit)	4.6	(9.3)
	35.0	17.0

NET INCOME	267.4	65.5

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(.9)

NET INCOME ATTRIBUTABLE TO ENSCO	$265.4	$64.6

EARNINGS PER SHARE
Basic	$1.15	$0.45
Diluted	$1.15	$0.45

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$262.7	$63.6
Diluted	$262.7	$63.6
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	228.8	141.2
Diluted	229.2	141.4

CASH DIVIDENDS PER SHARE	$.375	$.350

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

NET INCOME	$267.4	$65.5
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	6.3	2.9
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(.1)	(.8)
Other	(1.9)	—
NET OTHER COMPREHENSIVE INCOME	4.3	2.1

COMPREHENSIVE INCOME	271.7	67.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$269.7	$66.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$208.9	$430.7
Accounts receivable, net	760.4	843.5
Other	327.7	380.3
Total current assets	1,297.0	1,654.5
PROPERTY AND EQUIPMENT, AT COST	15,083.5	14,483.4
Less accumulated depreciation	2,193.6	2,061.5
Property and equipment, net	12,889.9	12,421.9
GOODWILL	3,263.0	3,263.0
OTHER ASSETS, NET	498.1	538.5
	$17,948.0	$17,877.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$553.5	$644.4
Accrued liabilities and other	438.0	514.6
Short-term debt	200.0	125.0
Current maturities of long-term debt	47.5	47.5
Total current liabilities	1,239.0	1,331.5
LONG-TERM DEBT	4,862.6	4,877.6
DEFERRED INCOME TAXES	341.4	339.5
OTHER LIABILITIES	417.4	444.8
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized and 235.8 million shares issued	23.6	23.6
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,274.6	5,253.0
Retained earnings	5,791.7	5,613.1
Accumulated other comprehensive income	12.9	8.6
Treasury shares, at cost, 4.6 million shares and 4.9 million shares	(22.1)	(19.1)
Total Ensco shareholders' equity	11,080.8	10,879.3
NONCONTROLLING INTERESTS	6.8	5.2
Total equity	11,087.6	10,884.5
	$17,948.0	$17,877.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$267.4	$65.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	139.4	59.5
Amortization of intangibles and other, net	(13.1)	5.5
Share-based compensation expense	11.7	11.5
Deferred income tax expense (benefit)	4.6	(9.3)
Other	2.8	(2.9)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	80.5	(55.7)
Decrease (increase) in other assets	33.6	(9.2)
Decrease in trading securities	31.6	49.3
(Decrease) increase in liabilities	(11.2)	11.0
Net cash provided by operating activities	547.3	125.2

INVESTING ACTIVITIES
Additions to property and equipment	(764.1)	(131.0)
Proceeds from disposition of assets	.6	.5
Other	4.5	—
Net cash used in investing activities	(759.0)	(130.5)

FINANCING ACTIVITIES
Cash dividends paid	(86.8)	(50.2)
Commercial paper borrowings, net	75.0	—
Reduction of long-term borrowings	(7.1)	—
Proceeds from issuance of senior notes	—	2,462.8
Debt financing costs	—	(25.5)
Other	8.3	(.5)
Net cash (used in) provided by financing activities	(10.6)	2,386.6

Effect of exchange rate changes on cash and cash equivalents	.5	.1

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(221.8)	2,381.4

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430.7	1,050.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208.9	$3,432.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2011 condensed consolidated balance sheet data were derived from our 2011 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2012 and 2011 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.  It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the SEC on February 24, 2012.
Note 2 -Acquisition of Pride International, Inc.

Assets Acquired and Liabilities Assumed

The Merger has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their estimated fair values as of the Merger Date. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair value estimates set forth below are subject to adjustment during a measurement period not to exceed one year subsequent to the acquisition date as permitted under GAAP.  The estimated fair values of certain assets and liabilities, including inventory, taxes and contingencies, require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period.

The provisional amounts and respective measurement period adjustments recorded for assets acquired and liabilities assumed were based on preliminary estimates of their fair values as of the Merger Date and were as follows:

	Amounts Recognized as of Merger Date	Measurement Period Adjustments(1)	Estimated Fair Value
Assets:
Cash and cash equivalents	$147.0	$—	$147.0
Accounts receivable(2)	371.3	29.9	401.2
Other current assets	150.9	9.0	159.9
Property and equipment	6,758.8	(9.4)	6,749.4
Other assets	343.7	25.0	368.7
Liabilities:
Accounts payable and accrued liabilities and other	539.8	52.8	592.6
Debt	2,436.0	—	2,436.0
Deferred income tax liabilities	19.0	(18.3)	.7
Other liabilities	319.8	(12.0)	307.8
Net assets acquired	4,457.1	32.0	4,489.1
Less merger consideration	7,415.9	—	7,415.9
Goodwill	$2,958.8	$(32.0)	$2,926.8

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to contingencies and income taxes.  The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events.  These adjustments did not have a material impact on our previously reported financial position or results of operations subsequent to the Merger Date; however, we have retrospectively revised our 2011 consolidated financial statements to reflect these adjustments as if they were recorded on the Merger Date.

(2)	Gross contractual amounts receivable totaled $458.5 million as of the Merger Date.

Goodwill

Goodwill recognized as a result of the Merger was calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated fair value of future economic benefits arising from other intangible assets acquired that could not be individually identified and separately recognized.  Goodwill specifically includes the expected synergies and other benefits that we believe will result from combining the operations of Pride with the operations of Ensco and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the Merger Date.  Goodwill is not expected to be tax deductible.

Goodwill recognized as a result of the Merger preliminarily was allocated to our reportable segments as follows (in millions):

Deepwater	$2,458.3
Midwater	468.5
Jackup	—
Total	$2,926.8

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
Note 3 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of March 31, 2012
Supplemental executive retirement plan assets	$28.1	$—	$—	$28.1
Derivatives, net	—	1.1	—	1.1
Total financial assets	$28.1	$1.1	$—	$29.2

As of December 31, 2011
Hercules Offshore, Inc. common stock	$32.2	$—	$—	$32.2
Supplemental executive retirement plan assets	25.6	—	—	25.6
Total financial assets	$57.8	$—	$—	$57.8
Derivatives, net	$—	$7.1	$—	$7.1
Total financial liabilities	$—	$7.1	$—	$7.1

Hercules Offshore, Inc. Common Stock

In December 2011, we received 10.3 million shares of Hercules Offshore, Inc. ("HERO") common stock in connection with the resolution of certain litigation in respect of the previously reported Seahawk Drilling, Inc. ("Seahawk") bankruptcy claims.  We subsequently sold 3.0 million shares for $13.4 million of net proceeds in December 2011 and sold the remaining 7.3 million shares for $31.6 million of net proceeds in January 2012.

In connection with the bankruptcy, we received an additional 1.1 million shares of HERO common stock during the first quarter of 2012, which we sold for $5.0 million during the same period. The aforementioned events revealed new information about facts and circumstances in existence as of the Merger Date that, if known at the Merger Date, would have led to a different estimate of the acquired receivable from Seahawk.  Therefore, the impact of the applicable portion of the aforementioned recovery from the Seahawk bankruptcy estate during the first quarter of 2012 was recorded as a retrospective decrease to goodwill and an increase in the acquired receivable from Seahawk as of the Merger Date. As of March 31, 2012, we did not hold any HERO common stock. We designated our investments in HERO common stock as trading securities as it was our intent to sell them in the near-term.  Net proceeds from sales of HERO common stock and net realized losses recorded during the quarter ended March 31, 2012 were $36.6 million and $933,000, respectively.

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

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2012 and December 31, 2011. See "Note 4 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that generally are observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,472.9	$1,617.9	$1,472.2	$1,565.8
6.875% Senior notes due 2020	1,052.1	1,098.9	1,055.8	1,042.7
3.25% Senior notes due 2016	993.9	1,043.2	993.5	1,016.5
8.50% Senior notes due 2019	627.9	659.6	631.7	615.3
7.875% Senior notes due 2040	384.7	416.2	385.0	381.9
7.20% Debentures due 2027	149.0	176.3	149.0	167.2
4.33% MARAD bonds, including current maturities, due 2016	138.4	139.2	146.7	156.4
6.36% MARAD bonds, including current maturities, due 2015	50.7	63.1	50.7	64.0
4.65% MARAD bonds, including current maturities, due 2020	40.5	49.0	40.5	49.6
Total	$4,910.1	$5,263.4	$4,925.1	$5,059.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our MARAD bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2012 and December 31, 2011 due, in most circumstances, to their short-term nature.

Note 4 -Derivative Instruments

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $1.1 million and net liabilities of $7.1 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.  All of our derivatives mature during the next 17 months.  See "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$2.5	$.2	$1.7	$7.1
Foreign currency forward contracts - non-current(2)	.2	.1	—	.1
	2.7	.3	1.7	7.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.1	—	—	.2
	.1	—	—	.2
Total	$2.8	$.3	$1.7	$7.4

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses denominated in various currencies. As of March 31, 2012, we had cash flow hedges outstanding to exchange an aggregate $265.1 million for various foreign currencies, including $124.7 million for British pounds, $83.8 million for Singapore dollars, $26.8 million for Australian dollars, $22.5 million for euros and $7.3 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income for the quarters ended March 31, 2012 and 2011 were as follows (in millions):

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2012	2011	2012	2011
Interest rate lock contracts(2)	$—	$—	$.1	$(.1)	$—	$—
Foreign currency forward contracts(3)	6.3	2.9	—	.9	(.8)	(.4)
Total	$6.3	$2.9	$.1	$.8	$(.8)	$(.4)

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in interest expense in our condensed consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2012, we held derivatives not designated as hedging instruments to exchange an aggregate $72.2 million for various foreign currencies, including $15.5 million for Swiss francs, $13.3 million for euros, $12.7 million for Australian dollars, $10.9 million for British pounds and $19.8 million for other currencies.

Net gains of $900,000 and $200,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the quarters ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified to earnings during the next twelve months totaled $400,000.
Note 5 - Earnings Per Share

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2012 and 2011 (in millions):

	2012	2011

Net income attributable to Ensco	$265.4	$64.6
Net income allocated to non-vested shares	(2.7)	(1.0)
Net income attributable to Ensco shares	$262.7	$63.6

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the quarters ended March 31, 2012 and 2011 (in millions):

	2012	2011

Weighted-average shares - basic	228.8	141.2
Potentially dilutive share options	.4	.2
Weighted-average shares - diluted	229.2	141.4

Antidilutive share options totaling 400,000 were excluded from the computation of diluted EPS for the quarters ended March 31, 2012 and 2011.

Note 6 -	Income Taxes

Our consolidated effective income tax rate for the quarter ended March 31, 2012 of 11.6% includes the impact of various discrete tax items, the majority of which is attributable to the derecognition of a liability upon the lapse of the statute of limitations applicable to an uncertain tax position, partially offset by the resolution of a prior period tax matter. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the quarter ended March 31, 2012 was 12.1% compared to a consolidated effective income tax rate, excluding discrete tax items, of 14.9% for the quarter ended March 31, 2011. The decrease primarily was attributable to the impact of the acquired operations of Pride and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates, partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation (“CFC”) from a related CFC that would otherwise be taxable pursuant to the Subpart F regime.
Note 7 -Contingencies

Derivative Cases and Shareholder Class Actions

In April 2010, two purported shareholders of Pride filed separate derivative actions against all of Pride's then-current directors and against Pride, as nominal defendant. The lawsuits were consolidated and alleged that the individual defendants breached their fiduciary duties in regards to certain matters involving Pride's previously disclosed investigation under the Foreign Corrupt Practices Act ("FCPA"). Among other remedies, the lawsuit sought damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. After the conclusion of Pride's investigation, the plaintiffs filed a consolidated amended petition in January 2011, raising allegations substantially similar to those made in the prior lawsuits.

Following the announcement of the Merger, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride's directors, Ensco and certain of our subsidiaries. These lawsuits challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride's shareholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger improperly favored Ensco and unduly restricted Pride's ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger. In addition, the plaintiffs in the derivative class action lawsuits related to Pride's previously disclosed FCPA investigation amended their petition to add claims related to the Merger.

In 2011, we entered into a stipulation of settlement with the plaintiffs in certain cases, under which Pride or its successor agreed not to oppose any application by attorneys for the class for fees and expenses not exceeding $1.1 million. The plaintiffs in all but one of the remaining cases filed motions to dismiss with prejudice, and these motions were approved in March 2012. Our motion to dismiss in the remaining matter currently is pending. At this time, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. Although the outcome cannot be predicted, we do not expect this matter to have a material adverse effect on our financial position, operating results or cash flows.

ENSCO 74 Loss

In September 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker in March 2009.  In 2010, wreck removal operations on the sunken rig hull of ENSCO 74 were completed.

In April 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs and Ensco agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. The actual removal costs may be less than or greater than the aggregate amount paid to the customer, which will not result in any reduction in the $19.0 million amount paid or additional payments due to the customer from Ensco. We have insurance coverage for the actual removal costs incurred by the customer. A $19.0 million liability and a corresponding receivable for recovery of those costs under our insurance policy was recorded as of March 31, 2012 and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet.

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

We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in September 2009. The petition seeks exoneration from or limitation of liability for any and all injury, loss or damage caused, occasioned or occurred in relation to the ENSCO 74 loss in September 2008. The owner of the tanker that struck the hull of ENSCO 74 and the owners of two subsea pipelines have presented claims in the exoneration/limitation proceedings.  The matter is scheduled for trial in November 2012.

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

Asbestos Litigation

During 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in several multi-party lawsuits filed in Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986. We have been named as a defendant by 69 individual plaintiffs.

During 2011 and 2012, we and certain subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in eight multi-party lawsuits filed in Louisiana. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s until the 1980s.

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

In addition to the pending cases in Mississippi and Louisiana, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect the final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2 million for the release of drilling fluid from drilling rigs operating offshore Brazil. We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $2 million liability related to these matters was recorded as of March 31, 2012 and included in accrued liabilities and other on our condensed consolidated balance sheet.

We currently are subject to a pending administrative proceeding initiated in July 2009 by a governmental authority of Spain pursuant to which such governmental authority is seeking payment in an aggregate amount of approximately $4 million for an alleged environmental spill originating from the ENSCO 5006 while it was operating offshore Spain. We expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. Our customer has posted guarantees with the Spanish government to cover potential penalties. In addition, a criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. We do not know at this time what, if any, involvement we may have in this investigation.

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
Note 8 -Segment Information

Our business consists of three reportable segments: (1) Deepwater, which includes our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which includes our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which includes all of our jackup rigs. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for three deepwater rigs and own one barge rig, which are included in "Other."

Segment information is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended March 31, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$548.6	$91.1	$365.1	$21.6	$1,026.4	$—	$1,026.4
Operating expenses
Contract drilling (exclusive of depreciation)	260.1	61.9	181.5	16.7	520.2	—	520.2
Depreciation	76.6	15.7	42.8	.5	135.6	3.8	139.4
General and administrative	—	—	—	—	—	38.2	38.2
Operating income (loss)	$211.9	$13.5	$140.8	$4.4	$370.6	$(42.0)	$328.6
Property and equipment, net	$9,451.5	$917.0	$2,452.5	$39.5	$12,860.5	$29.4	$12,889.9

Three Months Ended March 31, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$98.2	$—	$263.3	$—	$361.5	$—	$361.5
Operating expenses
Contract drilling (exclusive of depreciation)	40.9	—	150.3	.4	191.6	—	191.6
Depreciation	16.3	—	42.4	.4	59.1	.4	59.5
General and administrative	—	—	—	—	—	30.1	30.1
Operating income (loss)	$41.0	$—	$70.6	$(.8)	$110.8	$(30.5)	$80.3
Property and equipment, net	$3,008.7	$—	$2,232.8	$14.0	$5,255.5	$3.6	$5,259.1

Information about Geographic Areas

As of March 31, 2012, the geographic distribution of our drilling rigs by operating segment was as follows:

	Deepwater	Midwater	Jackup	Other	Total(1)

North & South America (excl. Brazil)	6	—	15	—	21
Brazil	6	5	—	—	11
Europe & Mediterranean	1	—	8	—	9
Middle East & Africa	4	1	12	—	17
Asia & Pacific Rim	2	—	11	1	14
Asia & Pacific Rim (under construction)(2)	2	—	3	—	5
Total	21	6	49	1	77

(1) We have three deepwater drilling management contracts not included in the table above.

(2)  In April 2012, we entered into an agreement with Samsung Heavy Industries to construct our sixth ultra-deepwater drillship (ENSCO DS-8), which is not included in the table above. The rig is scheduled for delivery during the third quarter of 2014.
Note 9 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Trade	$743.6	$803.5
Other	31.9	53.6
	775.5	857.1
Allowance for doubtful accounts	(15.1)	(13.6)
	$760.4	$843.5

Other current assets consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Inventory	$192.1	$188.9
Prepaid taxes	55.6	59.5
Deferred mobilization costs	40.7	43.8
Prepaid expenses	14.5	22.3
Deferred tax assets	7.2	9.1
Marketable securities	—	32.2
Other	17.6	24.5
	$327.7	$380.3

Other assets, net, consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Intangible assets	$184.0	$197.3
Unbilled reimbursable receivables	107.4	119.4
Prepaid taxes on intercompany transfers of property	65.8	68.8
Deferred tax assets	43.8	43.1
Supplemental executive retirement plan assets	28.1	25.6
Deferred mobilization costs	25.0	38.4
Wreckage and debris removal receivables	19.0	19.8
Other	25.0	26.1
	$498.1	$538.5

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Personnel costs	$128.8	$158.4
Deferred revenue	109.2	111.3
Taxes	80.0	74.7
Accrued interest	36.0	69.4
Wreckage and debris removal	19.0	16.0
Intangible liabilities	—	43.4
Other	65.0	41.4
	$438.0	$514.6

Other liabilities consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Intangible liabilities	$163.5	$177.8
Deferred revenue	117.4	124.4
Unrecognized tax benefits (inclusive of interest and penalties)	68.8	75.4
Supplemental executive retirement plan liabilities	34.4	30.1
Other	33.3	37.1
	$417.4	$444.8

Concentration of Credit Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consists primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which to date have been within management's expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash balances are maintained in major, well-capitalized commercial banks. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several major financial institutions, and we monitor the financial condition of those financial institutions.  We mitigate our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.

During the quarter ended March 31, 2012, Petrobras provided an aggregate $258.0 million, or 25%, of our consolidated revenues, which was attributable to our Deepwater and Midwater segments. During the same period, Total provided an aggregate $116.7 million, or 11%, of our consolidated revenues, which was attributable to our Deepwater segment.

Revenues provided by our drilling operations in Brazil and Angola totaled $271.4 million, or 26%, and $131.2 million, or 13%, respectively, of our consolidated revenues during the quarter ended March 31, 2012. Of these amounts, 67% and 94% were provided by our deepwater drilling operations, respectively. Revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $253.4 million, or 25%, of our consolidated revenues during the quarter ended March 31, 2012. Of this amount, 69% was provided by our deepwater drilling operations.

Note 10 -Guarantee of Registered Securities

In connection with the Merger, on May 31, 2011, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.50% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance as of March 31, 2012 of $1.7 billion.  The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc also is a full and unconditional guarantor of the 7.20% debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2012.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the condensed consolidating statements of income for the three months ended March 31, 2012 and 2011; the condensed consolidating statements of comprehensive income for the three months ended March 31, 2012 and 2011; the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011; and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2012 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$21.9	$10.6	$—	$1,042.8	$(48.9)	$1,026.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.9	10.6	—	551.6	(48.9)	520.2
Depreciation	.1	.8	—	138.5	—	139.4
General and administrative	14.6	—	—	23.6	—	38.2
OPERATING INCOME (LOSS)	.3	(.8)	—	329.1	—	328.6
OTHER INCOME (EXPENSE), NET	(11.2)	(.3)	(11.7)	(3.0)	—	(26.2)
INCOME BEFORE INCOME TAXES	(10.9)	(1.1)	(11.7)	326.1	—	302.4
INCOME TAX PROVISION	—	11.2		23.8		35.0
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	276.3	44.2	79.7	—	(400.2)	—
NET INCOME	265.4	31.9	68.0	302.3	(400.2)	267.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$265.4	$31.9	$68.0	$300.3	$(400.2)	$265.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$—	$361.8	$(.3)	$361.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	.7	—	191.2	(.3)	191.6
Depreciation	.2	.3	59.0	—	59.5
General and administrative	13.3	—	16.8	—	30.1
OPERATING INCOME (LOSS)	(14.2)	(.3)	94.8	—	80.3
OTHER INCOME (EXPENSE), NET	3.6	(.2)	(1.2)	—	2.2
INCOME (LOSS) BEFORE INCOME TAXES	(10.6)	(.5)	93.6	—	82.5
INCOME TAX PROVISION	—	5.6	11.4	—	17.0
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	75.2	66.1	—	(141.3)	—
NET INCOME	64.6	60.0	82.2	(141.3)	65.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(.9)	—	(.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$64.6	$60.0	$81.3	$(141.3)	$64.6

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012
(in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$265.4	$31.9	$68.0	$302.3	$(400.2)	$267.4
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(3.4)	—	9.7	—	6.3
Reclassification of gains and losses on derivative instruments from other comprehensive (income) into net income	—	.1	—	(.2)	—	(.1)
Other	—	—	—	(1.9)	—	(1.9)
NET OTHER COMPREHENSIVE INCOME	—	(3.3)	—	7.6	—	4.3

COMPREHENSIVE INCOME	265.4	28.6	68.0	309.9	(400.2)	271.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$265.4	$28.6	$68.0	$307.9	$(400.2)	$269.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2011
(in millions)

	Ensco plc	ENSCO International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$64.6	$60.0	$82.2	$(141.3)	$65.5
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	2.0	.9	—	2.9
Reclassification of gains and losses on derivative instruments from other comprehensive (income) loss into net income	—	.1	(.9)	—	(.8)
Other	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	2.1	—	—	2.1

COMPREHENSIVE INCOME	64.6	62.1	82.2	(141.3)	67.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(.9)	—	(.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$64.6	$62.1	$81.3	$(141.3)	$66.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2012 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12.2	$13.5	$29.3	$153.9	$—	$208.9
Accounts receivable, net	—	7.7	—	752.7	—	760.4
Accounts receivable from affiliates	1,289.5	71.5	535.5	2,003.8	(3,900.3)	—
Other	3.0	24.6	1.4	298.7	—	327.7
Total current assets	1,304.7	117.3	566.2	3,209.1	(3,900.3)	1,297.0
PROPERTY AND EQUIPMENT, AT COST	1.8	29.9	—	15,051.8	—	15,083.5
Less accumulated depreciation	.8	21.8	—	2,171.0	—	2,193.6
Property and equipment, net	1.0	8.1	—	12,880.8	—	12,889.9
GOODWILL	—	—	—	3,263.0	—	3,263.0
DUE FROM AFFILIATES	2,506.8	2,616.1	208.3	3,597.0	(8,928.2)	—
INVESTMENTS IN AFFILIATES	12,318.1	3,010.2	4,892.1	—	(20,220.4)	—
OTHER ASSETS, NET	13.2	76.7	108.9	299.3	—	498.1
	$16,143.8	$5,828.4	$5,775.5	$23,249.2	$(33,048.9)	$17,948.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6.6	$10.8	$23.4	$950.7	$—	$991.5
Accounts payable to affiliates	1,193.2	735.5	110.5	1,861.1	(3,900.3)	—
Short-term debt	200.0	—	—	—	—	200.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	1,399.8	746.3	133.9	2,859.3	(3,900.3)	1,239.0
DUE TO AFFILIATES	1,922.6	1,053.3	633.4	5,318.9	(8,928.2)	—
LONG-TERM DEBT	2,466.7	149.0	2,064.6	182.3	—	4,862.6
DEFERRED INCOME TAXES	—	327.2	—	14.2	—	341.4
OTHER LIABILITIES	—	—	—	417.4	—	417.4
ENSCO SHAREHOLDERS' EQUITY	10,354.7	3,552.6	2,943.6	14,450.3	(20,220.4)	11,080.8
NONCONTROLLING INTERESTS	—	—	—	6.8	—	6.8
Total equity	10,354.7	3,552.6	2,943.6	14,457.1	(20,220.4)	11,087.6
	$16,143.8	$5,828.4	$5,775.5	$23,249.2	$(33,048.9)	$17,948.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236.6	$—	$22.6	$171.5	$—	$430.7
Accounts receivable, net	—	.3	5.2	838.0	—	843.5
Accounts receivable from affiliates	1,268.4	89.8	278.2	1,194.5	(2,830.9)	—
Other	2.8	35.2	47.0	295.3	—	380.3
Total current assets	1,507.8	125.3	353.0	2,499.3	(2,830.9)	1,654.5
PROPERTY AND EQUIPMENT, AT COST	1.8	30.6	—	14,451.0	—	14,483.4
Less accumulated depreciation	.7	23.8	—	2,037.0	—	2,061.5
Property and equipment, net	1.1	6.8	—	12,414.0	—	12,421.9
GOODWILL	—	—	—	3,263.0	—	3,263.0
DUE FROM AFFILIATES	2,002.3	2,486.9	313.5	3,638.7	(8,441.4)	—
INVESTMENTS IN AFFILIATES	12,041.9	2,966.0	4,802.6	—	(19,810.5)	—
OTHER ASSETS, NET	13.9	83.4	34.6	406.6	—	538.5
	$15,567.0	$5,668.4	$5,503.7	$22,221.6	$(31,082.8)	$17,877.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30.4	$20.0	$27.4	$1,081.2	$—	$1,159.0
Accounts payable to affiliates	575.1	606.6	85.2	1,564.0	(2,830.9)	—
Short-term debt	125.0	—	—	—	—	125.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	730.5	626.6	112.6	2,692.7	(2,830.9)	1,331.5
DUE TO AFFILIATES	2,191.7	1,058.2	401.3	4,790.2	(8,441.4)	—
LONG-TERM DEBT	2,465.7	149.0	2,072.5	190.4	—	4,877.6
DEFERRED INCOME TAXES	—	326.8	—	12.7	—	339.5
OTHER LIABILITIES	—	5.2	20.6	419.0	—	444.8
ENSCO SHAREHOLDERS' EQUITY	10,179.1	3,502.6	2,896.7	14,111.4	(19,810.5)	10,879.3
NONCONTROLLING INTERESTS	—	—	—	5.2	—	5.2
Total equity	10,179.1	3,502.6	2,896.7	14,116.6	(19,810.5)	10,884.5
	$15,567.0	$5,668.4	$5,503.7	$22,221.6	$(31,082.8)	$17,877.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2012 (in millions)

	Ensco plc	ENSCO International Inc.	Pride International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(20.3)	$(21.8)	$(67.4)	$656.8	$—	$547.3
INVESTING ACTIVITIES
Additions to property and equipment	—	.7	—	(764.8)	—	(764.1)
Proceeds from disposition of assets	—	—	—	.6	—	.6
Other	—	—	—	4.5	—	4.5
Net cash (used in) provided by investing activities	—	.7	—	(759.7)	—	(759.0)
FINANCING ACTIVITIES
Cash dividends paid	(86.8)	—	—	—	—	(86.8)
Commercial paper borrowings, net	75.0	—	—	—	—	75.0
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Advances (to) from affiliates	(192.3)	22.8	74.1	95.4	—	—
Other	—	11.8	—	(3.5)	—	8.3
Net cash provided by (used in) financing activities	(204.1)	34.6	74.1	84.8	—	(10.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.5	—	.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224.4)	13.5	6.7	(17.6)	—	(221.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12.2	$13.5	$29.3	$153.9	$—	$208.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2011 (in millions)

	Ensco plc	ENSCO International Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by operating activities of continuing operations	$7.7	$49.8	$67.7	$—	$125.2
INVESTING ACTIVITIES
Additions to property and equipment	—	—	(131.0)	—	(131.0)
Proceeds from disposition of assets	—	—	.5	—	.5
Net cash used in investing activities	—	—	(130.5)	—	(130.5)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,462.8	—	—	—	2,462.8
Cash dividends paid	(50.2)	—	—	—	(50.2)
Financing costs	(21.5)	—	(4.0)	—	(25.5)
Advances (to) from affiliates	55.6	139.1	(194.7)	—	—
Other	—	1.2	(1.7)	—	(.5)
Net cash (used in) provided by financing activities	2,446.7	140.3	(200.4)	—	2,386.6
Effect of exchange rate changes on cash and cash equivalents	—	—	.1	—	.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,450.4	190.1	(259.1)	—	2,381.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	1,028.2	—	1,050.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,453.8	$209.2	$769.1	$—	$3,432.1

Note 11 -Subsequent Events

Five-Year Credit Facility

On May 2, 2012, we entered into an amendment to the Third Amended and Restated Credit Agreement, dated as of May 12, 2011 (the “Five-Year Credit Facility”), among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto.  As amended, certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the Five-Year Credit Facility, including its term, remained unchanged.

364-Day Credit Facility

On May 2, 2012, we entered into an amendment to the 364-Day Credit Agreement, dated as of May 12, 2011 (the “364-Day Credit Facility”), among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto.  As amended, effective as of May 10, 2012, the term of the 364-Day Credit Facility is extended until May 9, 2013 and certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the 364-Day Credit Facility remained unchanged.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT

Deepwater

During 2011, increased tender activity resulted from strengthening demand for work in 2012 and beyond for deepwater drilling in various regions. During the first quarter of 2012, robust demand continued in Brazil as recent tenders issued by Petrobras remained open for long-term work. Additionally, Petrobras and other operators are expected to increase their requirements in the region during 2012. Demand for deepwater drilling also is expected to increase in French Guiana as operators move to assess this new geologic trend.

In West Africa, further signs of growth in demand for deepwater drilling were seen during the first quarter of 2012 with multiple operators inquiring about deepwater rigs for work beginning in late 2012 to mid-2013 in an environment with limited visible rig supply. Angola, Gabon and Equatorial Guinea continue to generate new drilling opportunities as do the new discoveries offshore East Africa. Deepwater activity continues to increase in Asia with demand driven by requirements in Indonesia and Malaysia, coupled with expectations of future demand growth for deepwater drilling in Brunei.

During 2011, several drilling permits were issued in the U.S. Gulf of Mexico related to deepwater programs that had been interrupted by the response to the Macondo well incident as offshore drilling contractors continued to work with operators and government regulators to address new regulatory requirements and secure drilling permits. During the first quarter of 2012, the time required for issuance of deepwater drilling permits further decreased in the U.S. Gulf of Mexico, resulting in increased demand in the region. Operators have become more confident in managing the permitting process and are building an inventory of work that is expected to enable them to commit to long-term contracts. These improvements have been illustrated by recent long-term contracts awarded at attractive rates and by current industry expectations that deepwater rig arrivals may outpace departures in the region during the remainder of 2012.

Worldwide rig supply in the deepwater segment continues to increase as a result of newbuild construction programs.  It has been reported that over 90 newbuild drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater currently are under construction, 18 of which are scheduled for delivery during the remainder of 2012. The majority of all deepwater newbuild rigs scheduled for delivery are contracted.  We expect newbuild deepwater rigs will be absorbed into the market without a significant effect on utilization and day rates.

We continue to believe in the long-term positive prospects for deepwater drilling based on the expected growth in oil consumption from developing nations, limited growth in oil supplies and high depletion rates of mature oil fields, as well as geologic successes, improving access to promising offshore areas and new, more efficient technologies. Due to the tendency for deepwater drilling programs to be more insulated from short-term commodity price fluctuations, we expect that the deepwater segment will outperform the midwater and jackup segments over the long-term. We expect rig utilization and day rates in the deepwater segment will be driven by growing worldwide demand for oil and natural gas and the growing focus by operators on deepwater offshore prospects. If a further increase in contracting of deepwater rigs occurs in the near-term, a slight under-supply may result during 2012 providing upward pressure on utilization and day rates across certain regions.

Midwater

During late 2011, incremental tender activity and increased utilization was seen in various regions. During the first quarter of 2012, demand softened for midwater rigs in West Africa, while midwater activity in Brazil remained consistent. However, global rig availability continues to decline for work beginning in late 2012 and early 2013. We expect that increased strength in the deepwater segment may provide support for midwater utilization, although the midwater segment is likely to see less day rate growth than deepwater in the near to intermediate term.

Worldwide rig supply in the midwater segment is not expected to increase significantly in the near-term.  It has been reported that 10 newbuild semisubmersible rigs capable of drilling in water depths of 4,499 feet or less are under construction, two of which are scheduled for delivery during the remainder of 2012.  Half of all newbuild midwater rigs scheduled for delivery are contracted.  Due to competition with higher specification drilling rigs and the potential oversupply of midwater rigs in certain regions, we expect utilization and day rates to remain under pressure in the near-term.

Jackup

During 2011, improvements were seen in tender activity due to an increase in both standard duty and heavy duty jackup rig demand for work in 2012 and beyond across various regions. During the first quarter of 2012, that trend continued with jackup rig availability beginning to tighten as a result of strengthening demand. Operators have begun planning work programs across various regions for 2013 given limited rig availability in 2012, and day rates are expected to improve as new contracts and options are priced.

Demand continued on a positive trend during the first quarter of 2012 for jackup rigs in the Asia Pacific rim, including Vietnam, Malaysia, Indonesia and Australia, as several contracts were awarded, thereby limiting rig availability across the region. Operators in the region are showing an increased interest for heavy duty rigs, but standard duty rigs remain the most prominent in the region with their relatively attractive day rates.

Demand increased in the Middle East during the first quarter of 2012 and is expected to continue into the year, primarily as a result of increased requirements from Saudi Aramco. Recent contracting activity, and the expectation of further activity in the near-term, indicates additional support for utilization and day rates in the near-term.

Demand was robust for both standard duty and heavy duty jackup rigs in the North Sea during the first quarter of 2012. Inquiries have been received for work in the region for 2013 and 2014 as availability remains tight due, in part, to relatively high barriers to entry. Although more drilling rigs may enter the North Sea, we expect upward pressure on utilization and day rates in the near-term.

Demand remained consistent for jackup rigs in the U.S. Gulf of Mexico during the first quarter of 2012. Upward pressure on utilization and day rates is expected as new contracts are awarded with longer terms and more rigs depart the region, specifically to Mexico. In Mexico, PEMEX recently reaffirmed its intention to increase its jackup fleet size before the end of the year; although, the pace of tendering and contract extensions has slowed during the first quarter of 2012. Tender activity in Mexico may increase later in 2012 with some upward pressure expected thereafter on utilization and day rates.

Worldwide rig supply in the Jackup segment continues to increase as a result of newbuild construction programs.  It has been reported that over 80 newbuild jackup rigs are under construction, over 25 of which are scheduled for delivery during the remainder of 2012.  Less than half of the newbuild jackup rigs scheduled for delivery are contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2012 and 2011 (in millions):

	2012	2011

Revenues	$1,026.4	$361.5
Operating expenses
Contract drilling (exclusive of depreciation)	520.2	191.6
Depreciation	139.4	59.5
General and administrative	38.2	30.1
Operating income	328.6	80.3
Other income (expense), net	(26.2)	2.2
Provision for income taxes	35.0	17.0
Net income	267.4	65.5
Net income attributable to noncontrolling interests	(2.0)	(.9)
Net income attributable to Ensco	$265.4	$64.6

For the quarter ended March 31, 2012, excluding $461.2 million of revenues and $120.5 million of operating income attributable to the impact of the Merger, revenues and operating income increased $203.7 million, or 56%, and $127.8 million, or 159%, respectively, as compared to the prior year quarter. The increase in revenues and operating income primarily was due to an increase in utilization and average day rates of our Deepwater and Jackup segments and the addition of newbuild rigs to our Deepwater segment. See below for additional information on our results by segment.

In March 2012, we entered into a five-year term drilling contract with BP for ENSCO DS-6, which added $72.8 million and $939.7 million to our contract drilling backlog for the remainder of 2012 and beyond, respectively. As of March 31, 2012, our contract backlog was $10.4 billion.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2012 and 2011:

	2012(1)	2011

Deepwater(2)	19	5
Midwater	6	—
Jackup(3)	46	40
Under construction(2)(4)	5	5
Total	76	50

(1)	In connection with the Merger, we acquired 13 deepwater rigs, two of which were under construction, six midwater rigs and seven jackup rigs.

(2)
ENSCO 8505 was delivered in the first quarter of 2012 and is expected to commence drilling operations in the U.S. Gulf of Mexico under a long-term contract during the second quarter of 2012. ENSCO DS-6 was delivered in January 2012 and currently is in the shipyard undergoing customer specified upgrades in preparation of its five-year drilling contract, which is expected to commence drilling operations during the fourth quarter of 2012.

ENSCO 8504 was delivered and commenced drilling operations in Brunei during the third quarter of 2011.

(3)	In June 2011, we sold ENSCO 95.

(4)
In April 2012, we entered into an agreement with Samsung Heavy Industries ("SHI") to construct our sixth ultra-deepwater drillship (ENSCO DS-8), which is not included in the table above. The rig is scheduled for delivery during the third quarter of 2014.

In October 2011, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct a third ultra-high specification harsh environment jackup rig (ENSCO 122). This rig is scheduled for delivery during the third quarter of 2014.

The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2012 and 2011:

	2012	2011
Rig utilization(1)
Deepwater	87%	77%
Midwater	68%	N/A
Jackup	84%	72%
Total	87%	72%
Average day rates(2)
Deepwater	$382,618	$304,220
Midwater	227,319	N/A
Jackup	99,449	96,766
Total	$181,319	$118,447

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

(2)
Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump sum revenues and revenues attributable to amortization of drilling contract intangibles as discussed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by segment, are provided below.

Operating Income

Our business consists of three reportable segments: (1) Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of all our jackup rigs. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for three deepwater rigs and own one barge rig, which are included in "Other."

Segment information is presented below.  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended March 31, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$548.6	$91.1	$365.1	$21.6	$1,026.4	$—	$1,026.4
Operating expenses Contract drilling (exclusive of depreciation)	260.1	61.9	181.5	16.7	520.2	—	520.2
Depreciation	76.6	15.7	42.8	.5	135.6	3.8	139.4
General and administrative	—	—	—	—	—	38.2	38.2
Operating income (loss)	$211.9	$13.5	$140.8	$4.4	$370.6	$(42.0)	$328.6

Three Months Ended March 31, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$98.2	$—	$263.3	$—	$361.5	$—	$361.5
Operating expenses Contract drilling (exclusive of depreciation)	40.9	—	150.3	0.4	191.6	—	191.6
Depreciation	16.3	—	42.4	.4	59.1	0.4	59.5
General and administrative	—	—	—	—	—	30.1	30.1
Operating income (loss)	$41.0	$—	$70.6	$(0.8)	$110.8	$(30.5)	$80.3

Deepwater

Excluding $332.7 million of revenues attributable to the impact of the Merger, Deepwater revenues for the quarter ended March 31, 2012 increased by $117.7 million, or 120%, as compared to the prior year quarter. The increase in revenues primarily was due to an increase in utilization to 87% from 77% in the prior year quarter and a 33% increase in average day rates over the same period, all excluding the impact of the Merger. The increase in utilization was attributable to ENSCO 8504, which was added to our Deepwater fleet and commenced drilling operations during the third quarter of 2011; ENSCO 7500, which commenced drilling operations in Brazil in December 2011 and was undergoing an enhancement project in a shipyard in Singapore during the prior year quarter; and ENSCO 8503, which was added to our Deepwater fleet and commenced drilling operations during the prior year quarter. The increase in average day rates was attributable to ENSCO 8502, which earned a lower special/sublet day rate during the prior year quarter, and the addition of ENSCO 8504 to the fleet. Excluding $177.6 million of contract drilling expense attributable to the impact of the Merger, contract drilling expense increased by $41.6 million, or 102%, as compared to the prior year quarter primarily due to the increase in utilization as previously noted. Depreciation expense increased by $7.8 million, or 48%, excluding $52.5 million of expense attributable to the impact of the Merger. The increase in depreciation expense primarily was due to the addition of ENSCO 8503 and ENSCO 8504 to our Deepwater fleet as previously noted and depreciation on ENSCO 7500 enhancements completed during late 2011.

Midwater

Midwater revenues for the quarter ended March 31, 2012 were $91.1 million. These revenues were attributable to our Midwater fleet acquired in connection with the Merger, which is comprised of five semisubmersible rigs currently operating in Brazil and one semisubmersible rig operating in West Africa. For the quarter ended March 31, 2012, utilization and average day rates of our Midwater fleet were 68% and $227,000, respectively.  Utilization primarily was impacted by ENSCO 5003, which incurred downtime for repairs during the current period.

Jackup

Excluding $15.8 million of revenues attributable to the impact of the Merger, Jackup revenues for the quarter ended March 31, 2012 increased by $86.0 million, or 33%, as compared to the prior year quarter. The increase in revenues primarily was due to an increase in utilization to 93%, excluding the impact of the Merger, from 72% in the prior year quarter, primarily attributable to the Middle East and Europe markets. Contract drilling expense increased $17.2 million, or 11%, excluding $14.0 million of expense attributable to the impact of the Merger. The increase in contract drilling expense was due to increased utilization and personnel costs. Depreciation expense was comparable to the prior year quarter, excluding $2.9 million of expense attributable to the impact of the Merger.

Other

Other revenues and contract drilling expense for the quarter ended March 31, 2012 were attributable to the managed drilling rig operations acquired in connection with the Merger.

Reconciling Items

General and administrative expense for the quarter ended March 31, 2012 increased by $8.1 million, or 27%, as compared to the prior year quarter primarily attributable to increased personnel costs as a result of the Merger, and lease termination costs associated with our former U.S. administrative office in Dallas, TX. These costs partially were offset by professional fees incurred during the prior year quarter in connection with the Merger.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2012 and 2011 (in millions):

	2012	2011

Interest income	$5.9	$.2
Interest expense, net:
Interest expense	(57.6)	(18.5)
Capitalized interest	23.0	14.4
	(34.6)	(4.1)
Other, net	2.5	6.1
	$(26.2)	$2.2

Interest income for the quarter ended March 31, 2012 increased as compared to the prior year quarter due to interest earned on certain long-term contracts for reimbursement of mobilization and upgrade costs.  Interest expense increased over the same period primarily due to an increase in outstanding debt resulting from $1.9 billion aggregate principal amount of debt assumed in connection with the Merger, in addition to our public offering in March 2011 of $2.5 billion aggregate principal amount of senior notes. Interest expense of $23.0 million and $14.4 million was capitalized in connection with our newbuild construction during the quarters ended March 31, 2012 and 2011, respectively.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of $700,000 was included in other, net, for the quarter ended March 31, 2012, which was more than offset by other income, while a net foreign currency exchange gain of $300,000 was included in other, net, for the quarter ended March 31, 2011.  A net gain of $4.8 million associated with the repurchase of our auction rate securities was included in other, net, for the quarter ended March 31, 2011.

Provision for Income Taxes

Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of the frequent changes in tax law and the taxing jurisdictions in which our drilling rigs are operated and/or owned, our consolidated effective income tax rate may vary substantially from one reporting period to another, depending on the relative components of our earnings generated in tax jurisdictions with higher tax rates or lower tax rates.
Subsequent to the Merger, we transferred ownership of several acquired drilling rigs among our subsidiaries in June 2011.  Following our redomestication to the U.K. in December 2009, we reorganized our worldwide operations, which included, among others, the transfer of ownership of several of our drilling rigs among our subsidiaries during 2010 and 2009.

Income tax expense was $35.0 million and $17.0 million for the quarters ended March 31, 2012 and 2011, respectively. The $18.0 million increase in income tax expense as compared to the prior year quarter primarily was due to increased profitability, partially offset by a decrease in our consolidated effective income tax rate to 11.6% from 20.6% in the prior year quarter. Our consolidated effective income tax rate for the quarter ended March 31, 2012 includes the impact of various discrete tax items, the majority of which is attributable to the derecognition of a liability upon the lapse of the statute of limitations applicable to an uncertain tax position, partially offset by the resolution of a prior period tax matter. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the quarter ended March 31, 2012 was 12.1% compared to a consolidated effective income tax rate, excluding discrete tax items, of 14.9% for the quarter ended March 31, 2011. The decrease primarily was attributable to the impact of the acquired operations of Pride and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates, partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation (“CFC”) from a related CFC that would otherwise be taxable pursuant to the Subpart F regime.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we historically have relied on our cash flow from operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular. Given the number of our rigs currently under construction and the amount of long-term debt outstanding, it is contemplated that our cash flows primarily will be dedicated to finance newbuild construction through 2014 and to service our long-term debt.

During the quarter ended March 31, 2012, our primary source of cash was $547.3 million generated from operating activities and $75.0 million in net proceeds from our commercial paper program.  Our primary use of cash for the same period was $764.1 million for the construction, enhancement and other improvement of our drilling rigs, including $611.2 million invested in our newbuild construction; $86.8 million for the payment of dividends; and $7.1 million for reduction of long-term borrowings.

During the quarter ended March 31, 2011, our primary source of cash was $2.5 billion in proceeds from the issuance of our senior notes and $125.2 million generated from operating activities.  Our primary use of cash for the same period was $131.0 million for the construction, enhancement and other improvement of our drilling rigs, including $88.6 million invested in the construction of ENSCO 120 and ENSCO 121; and $50.2 million for the payment of dividends.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the quarters ended March 31, 2012 and 2011 were as follows (in millions):

	2012	2011

Cash flow from operating activities	$547.3	$125.2
Capital expenditures
New rig construction	$611.2	$97.1
Rig enhancements	94.9	22.7
Minor upgrades and improvements	58.0	11.2
	$764.1	$131.0

Cash flow from operating activities increased $422.1 million, or 337%, for the quarter ended March 31, 2012 as compared to the prior year quarter. The increase primarily resulted from a $720.3 million increase in cash receipts from contract drilling services, partially offset by a $216.5 million increase in cash payments related to contract drilling expenses and a $55.7 million increase in cash payments for net interest.

We continue to maintain our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment while expanding the size and quality of our deepwater drilling rig fleet. ENSCO DS-6 was delivered in January 2012 and currently is in the shipyard undergoing customer specified upgrades in preparation of its five-year drilling contract, which is expected to commence drilling operations during the fourth quarter of 2012. ENSCO DS-7 is under construction and uncontracted with a scheduled delivery date in the second half of 2013.

We entered into an agreement with SHI in April 2012 to construct our sixth ultra-deepwater drillship (ENSCO DS-8) for estimated total construction costs of approximately $645 million. ENSCO DS-8 is scheduled for delivery during the second half of 2014 and is uncontracted.

ENSCO 8505 was delivered in January 2012 and is expected to commence drilling operations under a long-term contract in the U.S. Gulf of Mexico during the second quarter of 2012. We also have remaining one ENSCO 8500 Series® ultra-deepwater semisubmersible rig under construction (ENSCO 8506), which is committed under a long-term contract in the U.S. Gulf of Mexico and scheduled for delivery during the third quarter of 2012.

We also have three ultra-high specification harsh environment jackup rigs under construction with KFELS for estimated aggregate construction costs of approximately $720 million. These rigs are scheduled for delivery during the first and second half of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

Based on our current projections, we expect capital expenditures during 2012 to include approximately $1.3 billion for newbuild construction, approximately $380 million for rig enhancement projects and approximately $250 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2012	December 31, 2011

Total debt	$5,110.1	$5,050.1
Total capital*	$16,190.9	$15,929.4
Total debt to total capital	31.6%	31.7%
  *Total capital consists of total debt and Ensco shareholders' equity.

Senior Notes

As of March 31, 2012, we had outstanding, and make semiannual interest payments on, $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.500% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040.

Revolving Credit

We have a $1.45 billion revolving unsecured credit facility with a five-year term, expiring in May 2016, to be used for general corporate purposes ("the Five-Year Credit Facility"). Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which also is based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion. We had no amounts outstanding under the Five-Year Credit Facility as of March 31, 2012 and December 31, 2011.

We have a $450.0 million revolving unsecured credit facility with a 364-day term, expiring in May 2013, to be used for general corporate purposes ("the 364-Day Credit Facility"). Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 11, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.50% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.10% per annum) on the total $450.0 million commitment, which also is based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million. We had no amounts outstanding under the 364-Day Credit Facility as of March 31, 2012 and December 31, 2011.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had $200.0 million and $125.0 million outstanding under our commercial paper program as of March 31, 2012 and December 31, 2011, respectively.

Other Financing

We filed an immediately effective Form S-3 Registration Statement with the Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings from time to time. The registration statement, as amended, expires in January 2015.

As of March 31, 2012, we had an aggregate $229.6 million outstanding under three separate Maritime Administration bond issues that require semiannual principal and interest payments and are due in 2015, 2016 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.20% debentures due in 2027.

The Board of Directors of our U.S. subsidiary and predecessor, Ensco Delaware, previously authorized the repurchase of up to $1.5 billion of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term. No shares were repurchased under the share repurchase programs during 2011 or the quarter ended March 31, 2012. Although $562.4 million remained available for repurchase as of March 31, 2012, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$208.9	$430.7
Working capital	$58.0	$323.0
Current ratio	1.0	1.2

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends, share repurchases or working capital requirements, from our operating cash flow and funds borrowed under our commercial paper program and/or 364-Day Credit Facility.

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

As of March 31, 2012, we had derivatives outstanding related to cash flow hedges and derivatives not designated as hedging instruments to exchange an aggregate $337.3 million for various foreign currencies.  If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of March 31, 2012 would approximate $18.3 million.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 17 months.  See Note 4 to our condensed consolidated financial statements for additional information on our derivative instruments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the SEC on February 24, 2012. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results, and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

Property and Equipment

As of March 31, 2012, the carrying value of our property and equipment totaled $12.9 billion, which represented 72% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2011.

Impairment of Long-Lived Assets and Goodwill

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs frequently are contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and generally may be moved from markets with excess supply, if economically feasible. Our drilling rigs are suited for, and accessible to, broad and numerous markets throughout the world.

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

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or more of our reporting units has more-likely-than-not declined below its carrying amount and perform a quantitative assessment whereby we estimate the fair value of each reporting unit. In most instances, our calculation of the fair values of our reporting units are based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of March 31, 2012, our condensed consolidated balance sheet included a $49.1 million net deferred income tax asset, a $55.7 million liability for income taxes currently payable and a $68.8 million for unrecognized tax benefits, inclusive of interest and penalties.

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

Tax returns are routinely subject to audit in most jurisdictions and tax liabilities occasionally are finalized through a negotiation process. While we historically have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•
The Internal Revenue Service and/or Her Majesty's Revenue and Customs may disagree with our interpretation of tax laws, treaties, or regulations with respect to our redomestication to the U.K. in December 2009.

•	During recent years, the number of tax jurisdictions in which we conduct operations has increased, and we currently anticipate that this trend may continue.

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

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Derivative Cases and Shareholder Class Actions

In April 2010, two purported shareholders of Pride filed separate derivative actions against all of Pride's then-current directors and against Pride, as nominal defendant. The lawsuits, filed in state court in Texas, were consolidated and alleged that the individual defendants breached their fiduciary duties in regards to certain matters involving Pride's previously disclosed investigation under the Foreign Corrupt Practices Act ("FCPA"). Among other remedies, the lawsuit sought damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. After the conclusion of Pride's investigation, the plaintiffs filed a consolidated amended petition in January 2011, raising allegations substantially similar to those made in the prior lawsuits.

Following the announcement of the Merger, a number of putative shareholder class action complaints or petitions were filed against various combinations of Pride, Pride's directors, Ensco and certain of our subsidiaries. These lawsuits, filed in the Delaware Chancery Court and in the United States District Court for the Southern District of Texas, challenged the proposed Merger and generally alleged, among other matters, that the individual members of the Pride board of directors breached their fiduciary duties by approving the proposed Merger, failing to take steps to maximize value to Pride's shareholders and failing to disclose material information concerning the proposed Merger in the registration statement on Form S-4; that Pride, Ensco and certain of our subsidiaries aided and abetted such breaches of fiduciary duties; and that the Merger improperly favored Ensco and unduly restricted Pride's ability to negotiate with other bidders. These lawsuits generally sought, among other remedies, compensatory damages, declaratory and injunctive relief concerning the alleged fiduciary breaches, and injunctive relief prohibiting the defendants from consummating the Merger. In addition, the plaintiffs in the derivative class action lawsuits related to Pride's previously disclosed FCPA investigation amended their petition to add claims related to the Merger.

In 2011, we entered into a stipulation of settlement with the plaintiffs in the Delaware cases, under which Pride or its successor agreed not to oppose any application by attorneys for the class for fees and expenses not exceeding $1.1 million. The plaintiffs in all but one of the remaining cases filed motions to dismiss with prejudice, and these motions were approved in March 2012. Our motion to dismiss in the remaining matter currently is pending. At this time, we are unable to predict the outcome of this matter or estimate the extent to which we may be exposed to any resulting liability. Although the outcome cannot be predicted, we do not expect this matter to have a material adverse effect on our financial position, operating results or cash flows.

Pride FCPA Investigation

In 2010, Pride and its subsidiaries resolved with the Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") its previously disclosed investigations into potential violations of the FCPA.  In connection with the settlements, Pride paid a total of $56.2 million in penalties, disgorgement and interest.

The settlement with the DOJ included a deferred prosecution agreement ("DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride's subsidiaries, to FCPA-related charges. Under the DPA, the DOJ agreed to defer the prosecution of certain FCPA-related charges and agreed not to bring any further criminal or civil charges against Pride or any of its subsidiaries related to either any of the conduct set forth in the statement of facts attached to the DPA or any other information disclosed to the DOJ prior to the execution of the DPA. Pride agreed, among other matters, to continue to cooperate with the DOJ, to continue to review and maintain its anti-bribery compliance program and to submit to the DOJ three annual written reports regarding its progress and experience in maintaining and, as appropriate, enhancing its compliance policies and procedures.  In connection with our acquisition of Pride, we agreed to assume the obligations set forth in the DPA. If we comply with the terms of the DPA, the deferred charges against Pride will be dismissed with prejudice. If, during the term of the DPA, the DOJ determines that we have committed a felony under federal law, provided deliberately false information or otherwise breached the DPA, we could be subject to prosecution and penalties for any criminal violation of which the DOJ has knowledge, including the deferred charges.

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

In early 2011, Pride received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our drilling rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, shareholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a shareholder demand letter and derivative cases with respect to these matters, please see the discussion above under "-Derivative Cases and Shareholder Class Actions." In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current customers and potential customers, to attract and retain employees and to access the capital markets.

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial condition, operating results or cash flows.

Asbestos Litigation

During 2004, we and certain current and former subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in several multi-party lawsuits filed in the Circuit Courts Mississippi. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the period 1965 through 1986.  We have been named as a defendant by 69 individual plaintiffs.

During 2011 and 2012, we and certain subsidiaries were named as defendants, along with numerous other third-party companies as co-defendants, in eight multi-party lawsuits filed in Louisiana. The lawsuits sought an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s until the 1980s.

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

In addition to the pending cases in Mississippi and Louisiana, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect the final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

Environmental Matters

We are currently subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $2 million liability related to these matters was recorded as of December 31, 2011.

We currently are subject to a pending administrative proceeding initiated in July 2009 by a governmental authority of Spain pursuant to which such governmental authority is seeking payment in an aggregate amount of approximately $4 million for an alleged environmental spill originating from the ENSCO 5006 while it was operating offshore Spain. We expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract.  Our customer has posted guarantees with the Spanish government to cover potential penalties. In addition, a criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of our ADSs during the quarter ended March 31, 2012:
Issuer Purchases of Equity Securities

Period	Total Number of ADSs Purchased	Average Price Paid per ADS	Total Number of ADSs Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of ADSs that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	548	$48.95	—	$562,000,000
February 1 - February 29	17,317	$56.34	—	$562,000,000
March 1 - March 31	34,965	$57.00	—	$562,000,000
Total	52,830	$56.70	—

During the quarter ended March 31, 2012, repurchases of our ADSs primarily were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such ADSs remain available for reissuance in connection with employee and non-employee director share awards.

The Board of Directors of Ensco Delaware previously authorized the repurchase of up to $1.5 billion of our ADSs. In December 2009, the then-Board of Directors of Ensco International Limited, a predecessor of Ensco plc, continued the prior authorization and, subject to shareholder approval, authorized management to repurchase up to $562.4 million of our ADSs from time to time pursuant to share repurchase agreements with two investment banks. The then-sole shareholder of Ensco International Limited approved such share repurchase agreements for a five-year term.  No shares were repurchased under the share repurchase programs during 2011 or the quarter ended March 31, 2012.  Although $562.4 million remained available for repurchase as of March 31, 2012, we will not repurchase any shares under our share repurchase program without further consultation with and approval by the Board of Directors of Ensco plc.

Item 5.   Other Information

Five-Year Credit Facility

On May 2, 2012, we entered into an amendment to the Third Amended and Restated Credit Agreement, dated as of May 12, 2011 (the “Five-Year Credit Facility”), among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto.  As amended, certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the Five-Year Credit Facility, including its term, remained unchanged.

364-Day Credit Facility

On May 2, 2012, we entered into an amendment to the 364-Day Credit Agreement, dated as of May 12, 2011 (the “364-Day Credit Facility”), among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto.  As amended, effective as of May 10, 2012, the term of the 364-Day Credit Facility is extended until May 9, 2013 and certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the 364-Day Credit Facility remained unchanged.

Item 6.   Exhibits

Exhibit Number	Exhibit
3.1	Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name to Ensco plc (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
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

*10.1
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated as of May 2, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks.

*10.2
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated as of May 2, 2012 and effective as of May 10, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks.

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document

Exhibit Number	Exhibit
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

/s/ JAMES W. SWENT III
Date: May 3, 2012	James W. Swent III Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ MICHAEL B. HOWE
Michael B. Howe Vice President - Finance (Corporate)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name to Ensco plc (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
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

*10.1
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated as of May 2, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks.

*10.2
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated as of May 2, 2012 and effective as of May 10, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks.

*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document

Exhibit Number	Exhibit
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 *   Filed herewith.
** Furnished herewith.