Form 10-Q
period 2012-06-30
Ensco plc
filed 2012-07-26
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 19, 2012, there were 231,990,811 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

On May 31, 2011 (the "Merger Date"), Ensco plc completed the acquisition of Pride International, Inc., a Delaware corporation ("Pride") through a merger transaction (the "Merger") with an indirect, wholly-owned subsidiary of Ensco plc.

In connection with the integration of Pride’s operations, we are in the process of changing the names of most of Pride’s fleet in accordance with our naming convention. For purposes of this quarterly report, we used the new names whether or not the name change had been legally completed. For a list of the new and old rig names, see our most recent Fleet Status Report posted in the Investor Relations section of our website at www.enscoplc.com. Information contained on our website is not included as part of, or incorporated by reference into, this report.

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

•
governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic regions, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

•	potential long-lived asset or goodwill impairments;

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

•
governmental regulatory, legislative and permitting requirements or other events affecting drilling operations, including limitations on drilling locations, such as the Gulf of Mexico during hurricane season;

•
new and future regulatory, legislative or permitting requirements, future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons or delays in actual contract commencement dates;

•	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise;

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

•
our ability to realize expected benefits from the December 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco's corporate structure (the "redomestication"), including the effect of any changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate; and

•	risks associated with the issuance and trading of our Class A ordinary shares that were not associated with our American depositary shares.

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, as updated in our quarterly report on Form 10-Q, which are available on the SEC's website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2012, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 26, 2012

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
OPERATING REVENUES	$1,072.0	$564.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	489.7	286.3
Depreciation	139.5	83.5
General and administrative	35.5	47.4
	664.7	417.2

OPERATING INCOME	407.3	147.0

OTHER INCOME (EXPENSE)
Interest income	5.8	2.3
Interest expense, net	(30.0)	(19.6)
Other, net	(.3)	(.8)
	(24.5)	(18.1)

INCOME BEFORE INCOME TAXES	382.8	128.9

PROVISION FOR INCOME TAXES
Current income tax expense	33.6	27.9
Deferred income tax expense (benefit)	6.5	(2.6)
	40.1	25.3

NET INCOME	342.7	103.6

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(1.7)

NET INCOME ATTRIBUTABLE TO ENSCO	$341.3	$101.9

EARNINGS PER SHARE
Basic	$1.47	$0.59
Diluted	$1.47	$0.59

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$337.8	$100.9
Diluted	$337.8	$100.9
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	229.2	169.8
Diluted	229.4	170.2

CASH DIVIDENDS PER SHARE	$.375	$.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING REVENUES	$2,098.4	$925.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,009.9	477.9
Depreciation	278.9	143.0
General and administrative	73.7	77.5
	1,362.5	698.4

OPERATING INCOME	735.9	227.3

OTHER INCOME (EXPENSE)
Interest income	11.7	2.5
Interest expense, net	(64.6)	(23.7)
Other, net	2.2	5.3
	(50.7)	(15.9)

INCOME BEFORE INCOME TAXES	685.2	211.4

PROVISION FOR INCOME TAXES
Current income tax expense	64.0	54.2
Deferred income tax expense (benefit)	11.1	(11.9)
	75.1	42.3

NET INCOME	610.1	169.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(2.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$606.7	$166.5

EARNINGS PER SHARE
Basic	$2.62	$1.06
Diluted	$2.62	$1.06

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$600.5	$164.5
Diluted	$600.5	$164.5
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	229.0	155.6
Diluted	229.3	155.9

CASH DIVIDENDS PER SHARE	$.75	$.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2012	2011

NET INCOME	$342.7	$103.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	(.1)	3.1
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(.8)	(1.5)
Other	.4	—
NET OTHER COMPREHENSIVE INCOME (LOSS)	(.5)	1.6

COMPREHENSIVE INCOME	342.2	105.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(1.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$340.8	$103.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

NET INCOME	$610.1	$169.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	6.2	6.0
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(.9)	(2.3)
Other	(1.5)	—
NET OTHER COMPREHENSIVE INCOME	3.8	3.7

COMPREHENSIVE INCOME	613.9	172.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(2.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$610.5	$170.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$226.7	$430.7
Accounts receivable, net	856.3	851.7
Other	377.5	398.9
Total current assets	1,460.5	1,681.3
PROPERTY AND EQUIPMENT, AT COST	15,311.8	14,483.4
Less accumulated depreciation	2,327.8	2,061.5
Property and equipment, net	12,984.0	12,421.9
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	439.7	521.6
	$18,158.2	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$541.9	$644.4
Accrued liabilities and other	539.8	515.7
Short-term debt	22.0	125.0
Current maturities of long-term debt	47.5	47.5
Total current liabilities	1,151.2	1,332.6
LONG-TERM DEBT	4,838.0	4,877.6
DEFERRED INCOME TAXES	334.3	339.5
OTHER LIABILITIES	419.3	464.6
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized and 237.7 million shares issued	23.8	23.6
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,354.1	5,253.0
Retained earnings	6,045.9	5,613.1
Accumulated other comprehensive income	12.4	8.6
Treasury shares, at cost, 5.6 million shares and 4.9 million shares	(27.8)	(19.1)
Total Ensco shareholders' equity	11,408.5	10,879.3
NONCONTROLLING INTERESTS	6.9	5.2
Total equity	11,415.4	10,884.5
	$18,158.2	$17,898.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$610.1	$169.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	278.9	143.0
Amortization of intangibles and other, net	(17.5)	14.9
Share-based compensation expense	23.6	22.2
Deferred income tax expense (benefit)	11.1	(11.9)
Other	(10.2)	(12.9)
Changes in operating assets and liabilities	114.6	(148.6)
Net cash provided by operating activities	1,010.6	175.8

INVESTING ACTIVITIES
Additions to property and equipment	(1,047.1)	(265.6)
Proceeds from disposition of assets	57.1	44.4
Acquisition of Pride International, Inc., net of cash acquired	—	(2,656.0)
Other	4.5	(4.5)
Net cash used in investing activities	(985.5)	(2,881.7)

FINANCING ACTIVITIES
Cash dividends paid	(173.8)	(130.7)
Commercial paper borrowings, net	(102.9)	89.9
Reduction of long-term borrowings	(23.7)	(189.6)
Proceeds from issuance of senior notes	—	2,462.8
Reimbursement of equity issuance cost	66.7	(.6)
Debt financing costs	—	(31.8)
Other	3.4	9.1
Net cash provided by (used in) financing activities	(230.3)	2,209.1

Effect of exchange rate changes on cash and cash equivalents	1.2	.1

DECREASE IN CASH AND CASH EQUIVALENTS	(204.0)	(496.7)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430.7	1,050.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226.7	$554.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2011 condensed consolidated balance sheet data were derived from our 2011 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation, including retrospective adjustments made to our 2011 condensed consolidated balance sheet to properly reflect the final amount of goodwill recognized as a result of the Merger. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month and six-month periods ended June 30, 2012 and 2011 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q filed with the SEC on February 24, 2012 and May 3, 2012, respectively.
Note 2 -Acquisition of Pride International, Inc.

Assets Acquired and Liabilities Assumed

The Merger was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their estimated fair values as of the Merger Date. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. We have finalized the determination of the fair values of the assets acquired and liabilities assumed as set forth below. The acquired assets and assumed liabilities were subject to adjustment during a one-year measurement period subsequent to the Merger Date as permitted under GAAP.  The estimated fair values of certain assets and liabilities, primarily inventory, taxes and contingencies, required judgments and assumptions that resulted in adjustments made to these estimates during the measurement period.

The provisional amounts recognized at the Merger Date, respective measurement period adjustments and final estimated fair values recorded for assets acquired and liabilities assumed were as follows:

	Amounts Recognized as of Merger Date	Measurement Period Adjustments(1)	Estimated Fair Value
Assets:
Cash and cash equivalents	$147.0	$—	$147.0
Accounts receivable(2)	371.3	38.1	409.4
Other current assets	150.9	32.7	183.6
Property and equipment	6,758.8	(9.4)	6,749.4
Other assets	343.7	27.8	371.5
Liabilities:
Accounts payable and accrued liabilities and other	539.8	60.6	600.4
Debt	2,436.0	—	2,436.0
Deferred income tax liabilities	19.0	(.1)	18.9
Other liabilities	319.8	7.7	327.5
Net assets acquired	4,457.1	21.0	4,478.1
Less merger consideration	7,415.9	—	7,415.9
Goodwill	$2,958.8	$(21.0)	$2,937.8

(1)
The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, primarily related to inventory, contingencies and income taxes.  The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events.  These adjustments did not have a material impact on our previously reported financial position or results of operations subsequent to the Merger Date; however, we have retrospectively revised our 2011 consolidated financial statements to reflect these adjustments as if they were recorded on the Merger Date.

(2)	Gross contractual amounts receivable totaled $466.7 million as of the Merger Date.

Goodwill

Goodwill recognized as a result of the Merger was calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated fair value of future economic benefits arising from other intangible assets acquired that could not be individually identified and separately recognized.  Goodwill specifically includes the expected synergies and other benefits from combining the operations of Pride with the operations of Ensco and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the Merger Date.  Goodwill is not expected to be tax deductible.

Goodwill recognized as a result of the Merger was allocated to our reportable segments as follows (in millions):

Deepwater	$2,467.5
Midwater	470.3
Jackup	—
Total	$2,937.8

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

Deferred Taxes

The Merger was executed through the acquisition of Pride's outstanding common stock and, therefore, the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of Pride were assumed as of the Merger Date. However, adjustments were recorded to recognize deferred tax assets and liabilities for the tax effects of differences between acquisition date fair values and tax bases of assets acquired and liabilities assumed. As of the Merger Date, a decrease to Pride’s net deferred tax liability of $31.6 million was recognized.
Note 3 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of June 30, 2012
Supplemental executive retirement plan assets	$28.2	$—	$—	$28.2
Derivatives, net	—	.8	—	.8
Total financial assets	$28.2	$.8	$—	$29.0

As of December 31, 2011
Hercules Offshore, Inc. common stock	$32.2	$—	$—	$32.2
Supplemental executive retirement plan assets	25.6	—	—	25.6
Total financial assets	$57.8	$—	$—	$57.8
Derivatives, net	$—	$7.1	$—	$7.1
Total financial liabilities	$—	$7.1	$—	$7.1

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

During the three-month and six-month periods ended June 30, 2012, in connection with the bankruptcy, we received an additional 280,000 and 1.4 million shares of HERO common stock, which we sold for $1.1 million and $6.1 million during the same periods, respectively. The aforementioned events revealed new information about facts and circumstances in existence as of the Merger Date that, if known at the Merger Date, would have led to a different estimate of the acquired receivable from Seahawk.  Therefore, the impact of the applicable portion of the aforementioned recovery from the Seahawk bankruptcy estate during the second quarter of 2012 was recorded as a retrospective decrease to goodwill and an increase in the acquired receivable from Seahawk as of the Merger Date. As of June 30, 2012, we did not hold any HERO common stock. We designated our investments in HERO common stock as trading securities as it was our intent to sell them in the near-term.

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

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of June 30, 2012 and December 31, 2011. See "Note 4 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices generally that are observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,473.4	$1,637.3	$1,472.2	$1,565.8
6.875% Senior notes due 2020	1,048.3	1,106.6	1,055.8	1,042.7
3.25% Senior notes due 2016	994.2	1,049.8	993.5	1,016.5
8.5% Senior notes due 2019	624.1	651.7	631.7	615.3
7.875% Senior notes due 2040	384.4	432.1	385.0	381.9
7.2% Debentures due 2027	149.0	188.3	149.0	167.2
4.33% MARAD bonds, including current maturities, due 2016	129.4	130.2	146.7	156.4
6.36% MARAD bonds, including current maturities, due 2015	44.4	49.2	50.7	64.0
4.65% MARAD bonds, including current maturities, due 2020	38.3	44.2	40.5	49.6
Total	$4,885.5	$5,289.4	$4,925.1	$5,059.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2012 and December 31, 2011 generally due to their short-term nature.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $800,000 and net liabilities of $7.1 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.  All of our derivatives mature during the next 18 months.  See "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$2.2	$.2	$3.0	$7.1
Foreign currency forward contracts - non-current(2)	.1	.1	.1	.1
	2.3	.3	3.1	7.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	1.9	—	.3	.2
	1.9	—	.3	.2
Total	$4.2	$.3	$3.4	$7.4

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2012, we had cash flow hedges outstanding to exchange an aggregate $305.0 million for various foreign currencies, including $126.3 million for British pounds, $83.9 million for Singapore dollars, $35.8 million for Brazilian reals, $27.6 million for Australian dollars, $25.8 million for euros and $5.6 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income were as follows (in millions):

Three Months Ended June 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2012	2011	2012	2011
Interest rate lock contracts(2)	$—	$—	$.1	$(.2)	$—	$—
Foreign currency forward contracts(3)	(0.1)	3.1	.7	1.7	1.0	1.1
Total	$(0.1)	$3.1	$.8	$1.5	$1.0	$1.1

Six Months Ended June 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2012	2011	2012	2011
Interest rate lock contracts(2)	$—	$—	$.2	$(.3)	$—	$—
Foreign currency forward contracts(3)	6.2	6.0	.7	2.6	.2	.7
Total	$6.2	$6.0	$.9	$2.3	$.2	$.7

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in interest expense in our condensed consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2012, we held derivatives not designated as hedging instruments to exchange an aggregate $75.5 million for various foreign currencies, including $16.7 million for Swiss francs, $16.3 million for euros, $12.5 million for Australian dollars, $11.2 million for British pounds and $18.8 million for other currencies.

Net gains of $800,000 and $300,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the three-month periods ended June 30, 2012 and 2011, respectively. Net gains of $1.7 million and $500,000 associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the six-month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified to earnings during the next twelve months totaled $700,000.

Note 5 - Share-Based Compensation

During the three-month and six-month periods ended June 30, 2012, we granted 843,000 and 1.0 million restricted share awards and share unit awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan ("LTIP"). Grants of non-vested share awards and share unit awards generally vest at a rate of 20% per year, as determined by a committee of the Board of Directors. Non-vested share awards and share unit awards granted to certain officers and non-employee directors vest at a rate of 33% per year. Non-vested share awards and share unit awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards and share unit awards granted during the three-month and six-month periods ended June 30, 2012 was $44.63 and $46.75 per share, respectively. Non-vested share award grants primarily were issued out of treasury.
Note 6 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to restricted shares and restricted share units granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS includes the dilutive effect of share options using the treasury stock method and excludes restricted shares.

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to Ensco	$341.3	$101.9	$606.7	$166.5
Net income allocated to restricted shares	(3.5)	(1.0)	(6.2)	(2.0)
Net income attributable to Ensco shares	$337.8	$100.9	$600.5	$164.5

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted-average shares - basic	229.2	169.8	229.0	155.6
Potentially dilutive share options	.2	.4	.3	.3
Weighted-average shares - diluted	229.4	170.2	229.3	155.9

Antidilutive share options totaling 704,000 and 431,000 were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2012 and 2011, respectively. Antidilutive share options totaling 426,000 and 397,000 were excluded from the computation of diluted EPS for the six-month periods ended June 30, 2012 and 2011, respectively.

Note 7 -	Income Taxes

Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2012 of 10.5% and 11.0%, respectively, includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2012 was 11.3% and 11.7%, respectively, compared to a consolidated effective income tax rate, excluding discrete tax items, of 14.6% and 14.7%, respectively, for the three-month and six-month periods ended June 30, 2011. The decrease in the effective tax rate for both periods primarily was attributable to the impact of the Merger and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates. This was partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation from a related controlled foreign corporation that would otherwise be taxable pursuant to the Subpart F regime.
Note 8 -Contingencies

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

In April 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs, and we agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. The actual removal costs may be less than or greater than the aggregate amount paid to the customer, which will not result in any reduction in the $19.0 million amount paid or additional payments due to the customer from Ensco. We have insurance coverage for the actual removal costs incurred by the customer. A $19.0 million liability and a corresponding receivable for recovery of those costs under our insurance policy was recorded as of June 30, 2012 and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet.

In September 2009, civil litigation was filed alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike and seeking damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. In March 2009, the owner of the oil tanker that struck the hull of ENSCO 74 commenced civil litigation against us seeking monetary damages of $10.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable liabilities exist with respect to these matters.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 100 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

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

Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.5 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $2.5 million liability related to these matters was recorded as of June 30, 2012.

We currently are subject to a pending administrative proceeding initiated in July 2009 by a governmental authority of Spain pursuant to which such governmental authority is seeking payment in an aggregate amount of approximately $4 million for an alleged environmental spill originating from the ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

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
Note 9 -Segment Information

Our business consists of three reportable segments: (1) Deepwater, which includes our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which includes our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which includes all of our independent leg jackup rigs. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for three deepwater rigs and own one barge rig, which are included in "Other."

Segment information is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended June 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$571.8	$101.4	$377.6	$21.2	$1,072.0	$—	$1,072.0
Operating expenses
Contract drilling (exclusive of depreciation)	232.6	64.5	176.5	16.1	489.7	—	489.7
Depreciation	77.8	16.6	42.7	.5	137.6	1.9	139.5
General and administrative	—	—	—	—	—	35.5	35.5
Operating income (loss)	$261.4	$20.3	$158.4	$4.6	$444.7	$(37.4)	$407.3
Property and equipment, net	$9,576.4	$914.2	$2,423.7	$40.2	$12,954.5	$29.5	$12,984.0

Three Months Ended June 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$232.3	$36.1	$289.3	$6.5	$564.2	$—	$564.2
Operating expenses
Contract drilling (exclusive of depreciation)	111.1	22.9	145.4	6.9	286.3	—	286.3
Depreciation	33.9	5.2	43.2	.5	82.8	.7	83.5
General and administrative	—	—	—	—	—	47.4	47.4
Operating income (loss)	$87.3	$8.0	$100.7	$(.9)	$195.1	$(48.1)	$147.0
Property and equipment, net	$8,774.8	$910.8	$2,386.1	$13.9	$12,085.6	$23.2	$12,108.8

Six Months Ended June 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,120.3	$192.6	$742.7	$42.8	$2,098.4	$—	$2,098.4
Operating expenses
Contract drilling (exclusive of depreciation)	492.6	126.5	358.0	32.8	1,009.9	—	1,009.9
Depreciation	154.4	32.4	85.5	1.0	273.3	5.6	278.9
General and administrative	—	—	—	—	—	73.7	73.7
Operating income (loss)	$473.3	$33.7	$299.2	$9.0	$815.2	$(79.3)	$735.9
Property and equipment, net	$9,576.4	$914.2	$2,423.7	$40.2	$12,954.5	$29.5	$12,984.0

Six Months Ended June 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$330.4	$36.1	$552.7	$6.5	$925.7	$—	$925.7
Operating expenses
Contract drilling (exclusive of depreciation)	152.0	22.9	295.7	7.3	477.9	—	477.9
Depreciation	50.1	5.2	85.7	.9	141.9	1.1	143.0
General and administrative	—	—	—	—	—	77.5	77.5
Operating income (loss)	$128.3	$8.0	$171.3	$(1.7)	$305.9	$(78.6)	$227.3
Property and equipment, net	$8,774.8	$910.8	$2,386.1	$13.9	$12,085.6	$23.2	$12,108.8

Information about Geographic Areas

As of June 30, 2012, the geographic distribution of our drilling rigs by operating segment was as follows:

	Deepwater	Midwater	Jackup	Other	Total(1)

North & South America (excl. Brazil)	6	—	14	—	20
Brazil	6	5	—	—	11
Europe & Mediterranean	1	—	8	—	9
Middle East & Africa	4	1	11	—	16
Asia & Pacific Rim	2	—	11	1	14
Asia & Pacific Rim (under construction)	4	—	3	—	7
Total	23	6	47	1	77

(1) We have three deepwater drilling management contracts not included in the table above.

Note 10 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2012	December 31, 2011

Trade	$838.4	$816.7
Other	30.4	48.6
	868.8	865.3
Allowance for doubtful accounts	(12.5)	(13.6)
	$856.3	$851.7

Other current assets consisted of the following (in millions):

	June 30, 2012	December 31, 2011

Inventory	$203.4	$201.4
Prepaid taxes	85.2	64.9
Deferred mobilization costs	35.4	43.8
Prepaid expenses	24.0	22.3
Deferred tax assets	10.3	9.8
Marketable securities	—	32.2
Other	19.2	24.5
	$377.5	$398.9

Other assets, net, consisted of the following (in millions):

	June 30, 2012	December 31, 2011

Intangible assets	$170.5	$197.3
Unbilled reimbursable receivables	98.5	119.4
Prepaid taxes on intercompany transfers of property	62.5	68.8
Supplemental executive retirement plan assets	28.2	25.6
Wreckage and debris removal receivables	19.0	19.8
Deferred mobilization costs	17.9	38.4
Deferred tax assets	16.1	25.9
Other	27.0	26.4
	$439.7	$521.6

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2012	December 31, 2011

Personnel costs	$170.5	$159.9
Deferred revenue	129.5	111.3
Taxes	99.3	74.0
Accrued interest	68.2	69.4
Wreckage and debris removal	19.0	16.0
Intangible liabilities	—	43.4
Other	53.3	41.7
	$539.8	$515.7

Other liabilities consisted of the following (in millions):

	June 30, 2012	December 31, 2011

Intangible liabilities	$149.0	$177.8
Deferred revenue	115.4	124.4
Unrecognized tax benefits (inclusive of interest and penalties)	64.1	75.5
Supplemental executive retirement plan liabilities	30.9	30.1
Other	59.9	56.8
	$419.3	$464.6

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

During the quarter ended June 30, 2012, Petrobras provided an aggregate $273.0 million, or 25%, of our consolidated revenues, which was attributable to our Deepwater and Midwater segments. During the same period, TOTAL provided an aggregate $94.4 million, or 9%, of our consolidated revenues, which was attributable to our Deepwater segment.

During the six-month period ended June 30, 2012, Petrobras provided an aggregate $531.0 million, or 25%, of our consolidated revenues, which was attributable to our Deepwater and Midwater segments. During the same period, TOTAL provided an aggregate $211.1 million, or 10%, of our consolidated revenues, which was attributable to our Deepwater segment.

During the quarter ended June 30, 2012, revenues provided by our drilling operations in Brazil, Angola and the U.S. Gulf of Mexico totaled $270.3 million, or 25%, $141.7 million, or 13%, and $286.5 million, or 27%, respectively, of our consolidated revenues. Of these amounts, 62%, 95% and 70% were provided by our deepwater drilling operations, respectively.

During the six-month period ended June 30, 2012, revenues provided by our drilling operations in Brazil, Angola and the U.S. Gulf of Mexico totaled $541.7 million, or 26%, $272.9 million, or 13%, and $539.9 million, or 26%, respectively, of our consolidated revenues. Of these amounts, 65%, 95% and 70% were provided by our deepwater drilling operations, respectively.

Note 11 -Guarantee of Registered Securities

In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of June 30, 2012. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc also is a full and unconditional guarantor of the 7.2% debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2012.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the condensed consolidating statements of income for the three-month and six-month periods ended June 30, 2012 and 2011 (in millions); the condensed consolidating statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011; the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011; and the condensed consolidating statements of cash flows for the six-months ended June 30, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.7	$64.7	$—	$1,110.3	$(108.7)	$1,072.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.2	64.7	—	520.5	(108.7)	489.7
Depreciation	.1	.9	—	138.5	—	139.5
General and administrative	13.9	.1	—	21.5	—	35.5
OPERATING INCOME (LOSS)	(21.5)	(1.0)	—	429.8	—	407.3
OTHER INCOME (EXPENSE), NET	(8.9)	(5.6)	(14.9)	4.9	—	(24.5)
INCOME BEFORE INCOME TAXES	(30.4)	(6.6)	(14.9)	434.7	—	382.8
INCOME TAX PROVISION	—	21.7	7.0	11.4		40.1
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	371.7	81.4	97.1	—	(550.2)	—
NET INCOME	341.3	53.1	75.2	423.3	(550.2)	342.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$341.3	$53.1	$75.2	$421.9	$(550.2)	$341.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$—	$—	$564.7	$(.5)	$564.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	.9	—	—	285.9	(.5)	286.3
Depreciation	.1	.2	—	83.2	—	83.5
General and administrative	11.5	—	—	35.9	—	47.4
OPERATING INCOME (LOSS)	(12.5)	(.2)	—	159.7	—	147.0
OTHER INCOME (EXPENSE), NET	(3.0)	(.6)	(3.6)	(10.9)	—	(18.1)
INCOME BEFORE INCOME TAXES	(15.5)	(.8)	(3.6)	148.8	—	128.9
INCOME TAX PROVISION	—	13.7	(1.3)	12.9	—	25.3
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	117.4	54.7	18.4	—	(190.5)	—
NET INCOME	101.9	40.2	16.1	135.9	(190.5)	103.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
NET INCOME ATTRIBUTABLE TO ENSCO	$101.9	$40.2	$16.1	$134.2	$(190.5)	$101.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$33.3	$75.3	$—	$2,159.1	$(169.3)	$2,098.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	26.1	75.3	—	1,077.8	(169.3)	1,009.9
Depreciation	.2	1.7	—	277.0	—	278.9
General and administrative	28.5	.1	—	45.1	—	73.7
OPERATING INCOME (LOSS)	(21.5)	(1.8)	—	759.2	—	735.9
OTHER INCOME (EXPENSE), NET	(20.1)	(5.9)	(26.6)	1.9	—	(50.7)
INCOME BEFORE INCOME TAXES	(41.6)	(7.7)	(26.6)	761.1	—	685.2
INCOME TAX PROVISION	—	32.9	7.0	35.2	—	75.1
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	648.3	125.6	176.8	—	(950.7)	—
NET INCOME	606.7	85.0	143.2	725.9	(950.7)	610.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$606.7	$85.0	$143.2	$722.5	$(950.7)	$606.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$—	$—	$926.5	$(.8)	$925.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.6	—	—	477.1	(.8)	477.9
Depreciation	.2	.5	—	142.3	—	143.0
General and administrative	24.8	—	—	52.7	—	77.5
OPERATING INCOME (LOSS)	(26.6)	(.5)	—	254.4	—	227.3
OTHER INCOME (EXPENSE), NET	.6	(.8)	(3.6)	(12.1)	—	(15.9)
INCOME BEFORE INCOME TAXES	(26.0)	(1.3)	(3.6)	242.3	—	211.4
INCOME TAX PROVISION	—	19.3	(1.3)	24.3	—	42.3
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	192.5	120.9	18.4	—	(331.8)	—
NET INCOME	166.5	100.3	16.1	218.0	(331.8)	169.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$166.5	$100.3	$16.1	$215.4	$(331.8)	$166.5

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$341.3	$53.1	$75.2	$423.3	$(550.2)	$342.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(1.0)	—	.9	—	(.1)
Reclassification of gains and losses on derivative instruments from other comprehensive (income) into net income	—	—	—	(.8)	—	(.8)
Other	—	—	—	.4	—	.4
NET OTHER COMPREHENSIVE INCOME	—	(1.0)	—	.5	—	(.5)

COMPREHENSIVE INCOME	341.3	52.1	75.2	423.8	(550.2)	342.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$341.3	$52.1	$75.2	$422.4	$(550.2)	$340.8

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$101.9	$40.2	$16.1	$135.9	$(190.5)	$103.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	1.2	—	1.9	—	3.1
Reclassification of gains and losses on derivative instruments from other comprehensive (income) into net income	—	—	—	(1.5)	—	(1.5)
Other	—	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	1.2	—	.4	—	1.6

COMPREHENSIVE INCOME	101.9	41.4	16.1	136.3	(190.5)	105.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$101.9	$41.4	$16.1	$134.6	$(190.5)	$103.5

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$606.7	$85.0	$143.2	$725.9	$(950.7)	$610.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(4.4)	—	10.6	—	6.2
Reclassification of gains and losses on derivative instruments from other comprehensive (income) into net income	—	.1	—	(1.0)	—	(.9)
Other	—	—	—	(1.5)	—	(1.5)
NET OTHER COMPREHENSIVE INCOME	—	(4.3)	—	8.1	—	3.8

COMPREHENSIVE INCOME	606.7	80.7	143.2	734.0	(950.7)	613.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$606.7	$80.7	$143.2	$730.6	$(950.7)	$610.5

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$166.5	$100.3	$16.1	$218.0	$(331.8)	$169.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	3.2	—	2.8	—	6.0
Reclassification of gains and losses on derivative instruments from other comprehensive (income) into net income	—	.1	—	(2.4)	—	(2.3)
Other	—	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	3.3	—	.4	—	3.7

COMPREHENSIVE INCOME	166.5	103.6	16.1	218.4	(331.8)	172.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$166.5	$103.6	$16.1	$215.8	$(331.8)	$170.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21.7	$17.7	$10.4	$176.9	$—	$226.7
Accounts receivable, net	—	7.7	.7	847.9	—	856.3
Accounts receivable from affiliates	1,279.7	166.6	—	1,583.3	(3,029.6)	—
Other	3.2	32.2	—	342.1	—	377.5
Total current assets	1,304.6	224.2	11.1	2,950.2	(3,029.6)	1,460.5
PROPERTY AND EQUIPMENT, AT COST	1.8	29.2	—	15,280.8	—	15,311.8
Less accumulated depreciation	.9	21.8	—	2,305.1	—	2,327.8
Property and equipment, net	.9	7.4	—	12,975.7	—	12,984.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,793.4	3,413.3	751.0	5,245.7	(12,203.4)	—
INVESTMENTS IN AFFILIATES	12,952.3	3,137.8	4,998.9	—	(21,089.0)	—
OTHER ASSETS, NET	12.6	79.5	—	347.6	—	439.7
	$17,063.8	$6,862.2	$5,761.0	$24,793.2	$(36,322.0)	$18,158.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30.7	$35.7	$34.2	$981.1	$—	$1,081.7
Accounts payable to affiliates	1,581.1	64.8	.1	1,383.6	(3,029.6)	—
Short-term debt	22.0	—	—	—	—	22.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	1,633.8	100.5	34.3	2,412.2	(3,029.6)	1,151.2
DUE TO AFFILIATES	2,022.7	2,623.9	614.5	6,942.3	(12,203.4)	—
LONG-TERM DEBT	2,467.7	149.0	2,056.8	164.5	—	4,838.0
DEFERRED INCOME TAXES	—	318.2	—	16.1	—	334.3
OTHER LIABILITIES	6.4	7.5	11.6	393.8	—	419.3
ENSCO SHAREHOLDERS' EQUITY	10,933.2	3,663.1	3,043.8	14,857.4	(21,089.0)	11,408.5
NONCONTROLLING INTERESTS	—	—	—	6.9	—	6.9
Total equity	10,933.2	3,663.1	3,043.8	14,864.3	(21,089.0)	11,415.4
	$17,063.8	$6,862.2	$5,761.0	$24,793.2	$(36,322.0)	$18,158.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236.6	$—	$22.6	$171.5	$—	$430.7
Accounts receivable, net	—	.3	5.2	846.2	—	851.7
Accounts receivable from affiliates	1,268.4	89.8	278.2	1,194.5	(2,830.9)	—
Other	2.8	35.2	46.2	314.7	—	398.9
Total current assets	1,507.8	125.3	352.2	2,526.9	(2,830.9)	1,681.3
PROPERTY AND EQUIPMENT, AT COST	1.8	30.6	—	14,451.0	—	14,483.4
Less accumulated depreciation	.7	23.8	—	2,037.0	—	2,061.5
Property and equipment, net	1.1	6.8	—	12,414.0	—	12,421.9
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,002.3	2,486.9	313.5	3,638.7	(8,441.4)	—
INVESTMENTS IN AFFILIATES	12,041.9	2,966.0	4,802.6	—	(19,810.5)	—
OTHER ASSETS, NET	13.9	83.4	9.8	414.5	—	521.6
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30.4	$20.0	$27.4	$1,082.3	$—	$1,160.1
Accounts payable to affiliates	575.1	606.6	85.2	1,564.0	(2,830.9)	—
Short-term debt	125.0	—	—	—	—	125.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	730.5	626.6	112.6	2,693.8	(2,830.9)	1,332.6
DUE TO AFFILIATES	2,191.7	1,058.2	401.3	4,790.2	(8,441.4)	—
LONG-TERM DEBT	2,465.7	149.0	2,072.5	190.4	—	4,877.6
DEFERRED INCOME TAXES	—	326.8	—	12.7	—	339.5
OTHER LIABILITIES	—	5.2	18.7	440.7	—	464.6
ENSCO SHAREHOLDERS' EQUITY	10,179.1	3,502.6	2,873.0	14,135.1	(19,810.5)	10,879.3
NONCONTROLLING INTERESTS	—	—	—	5.2	—	5.2
Total equity	10,179.1	3,502.6	2,873.0	14,140.3	(19,810.5)	10,884.5
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(17.7)	$(38.0)	$10.9	$1,055.4	$—	$1,010.6
INVESTING ACTIVITIES
Additions to property and equipment	—	1.4	—	(1,048.5)	—	(1,047.1)
Proceeds from disposition of assets	—	—	—	57.1	—	57.1
Other	—	—	—	4.5	—	4.5
Net cash (used in) provided by investing activities	—	1.4	—	(986.9)	—	(985.5)
FINANCING ACTIVITIES
Cash dividends paid	(173.8)	—	—	—	—	(173.8)
Commercial paper borrowings, net	(102.9)	—	—	—	—	(102.9)
Reimbursement of equity issuance cost	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Advances (to) from affiliates	10.3	42.4	(23.1)	(29.6)	—	—
Other	2.5	11.9	—	(11.0)	—	3.4
Net cash provided by (used in) financing activities	(197.2)	54.3	(23.1)	(64.3)	—	(230.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.2	—	1.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214.9)	17.7	(12.2)	5.4	—	(204.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21.7	$17.7	$10.4	$176.9	$—	$226.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(47.6)	$9.7	$9.4	$204.3	$—	$175.8
INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	—	—	92.9	(2,748.9)	—	(2,656.0)
Additions to property and equipment	—	(.1)	(2.5)	(263.0)	—	(265.6)
Proceeds from disposition of assets	—	—	—	44.4	—	44.4
Other	—	—	—	(4.5)	—	(4.5)
Net cash (used in) provided by investing activities	—	(.1)	90.4	(2,972.0)	—	(2,881.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	—	—	—	—	2,462.8
Reduction of long-term borrowings	—	—	(181.0)	(8.6)	—	(189.6)
Cash dividends paid	(130.7)	—	—	—	—	(130.7)
Commercial paper borrowings, net	89.9	—	—	—	—	89.9
Debt financing costs	(23.1)	(4.7)	—	(4.0)	—	(31.8)
Advances (to) from affiliates	(2,131.5)	80.2	118.9	1,932.4	—	—
Other	(.7)	—	—	9.2	—	8.5
Net cash provided by (used in) financing activities	266.7	75.5	(62.1)	1,929.0	—	2,209.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219.1	85.1	37.7	(838.6)	—	(496.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	—	1,028.2	—	1,050.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$222.5	$104.2	$37.7	$189.6	$—	$554.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

As an industry leader in customer satisfaction, we place significant focus on achieving a safe, zero-incident workplace. Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry and our active premium jackup fleet is the largest of any offshore drilling company. We own and operate an offshore drilling rig fleet of 76 rigs, including rigs under construction. Our rig fleet includes nine deepwater drillships, 20 semisubmersible rigs and 47 independent leg jackups. We currently have three ultra-deepwater drillships, an ultra-deepwater semisubmersible rig and three ultra-premium harsh environment jackup rigs under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

Recent events in the global economy have created uncertainty in regards to global economic growth and commodity prices; however, we remain confident in the long-term prospects for offshore drilling given the expected growth in oil consumption from developing nations, limited growth in crude oil supplies and high depletion rates of mature oil fields, together with geologic successes, improving access to promising offshore areas and new, more efficient technologies, such as enhanced reservoir recovery techniques.

Oil prices generally remained between $90 and $100 per barrel during the second quarter of 2012. If pricing remains stable, we may see increased investment by operators in general, and in the deepwater segment in particular. In response to our long-term view of the strong underlying fundamentals of our industry, we entered into agreements with Samsung Heavy Industries (“SHI”) during the second quarter of 2012 to construct two ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are scheduled for delivery during the second half of 2014. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular. We believe our strong balance sheet, approximately $10.0 billion of contract backlog, $1.9 billion of available revolving credit facilities and our $1.0 billion commercial paper program will enable us to meet the capital expenditure obligations associated with our newbuild rig construction contracts and sustain an adequate level of liquidity during 2012 and beyond.

Our business consists of three reportable segments: (1) Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of all our independent leg jackup rigs. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for three deepwater rigs and own one barge rig, which are included in "Other."

BUSINESS ENVIRONMENT

Deepwater

Deepwater activity remained strong during the second quarter of 2012, with indications of further growth in day rates as fewer rigs remain available. Marketed utilization for deepwater rigs in general remained high at 96% and at 100% for ultra-deepwater rigs in particular.
In South America, Petrobras continued to pursue its program of local newbuild construction in Brazil; however, we may see independent operators becoming more active, which would be a positive development for the ultra-deepwater market in 2013 and 2014. Marketed utilization in Brazil was 100% and the total ultra-deepwater rig count is now at 35, compared to 29 in early 2012. Demand for deepwater drilling also is expected to increase in French Guiana as operators move to assess this new geologic trend.
In the U.S. Gulf of Mexico, where marketed utilization was approximately 95% for deepwater rigs generally and 100% for ultra-deepwater rigs, a number of operators appear to be developing growth plans for the region that would require additional rigs; and, although there were relatively fewer bids on deepwater blocks during a recent lease auction than in prior auctions, the average high bid per acre was significantly higher. Expectations are that a meaningful number of ultra-deepwater rigs may mobilize to the region in the near to intermediate term.
The ultra-deepwater market in West Africa remains fully utilized, with recent day rates exceeding $600,000. Limited near-term rig availability continues to support demand in the area, where deepwater tender activity increased for the fourth straight month in June 2012. Angola, Gabon and Equatorial Guinea continue to generate new drilling opportunities as do new discoveries offshore East Africa. Deepwater activity continued to increase in Asia with demand driven by requirements in Indonesia and Australia, coupled with expectations of future demand growth for deepwater drilling in Brunei.
Worldwide rig supply in the deepwater segment continues to increase as a result of newbuild construction programs.  It has been reported that over 95 newbuild drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater currently are under construction, 18 of which are scheduled for delivery during the remainder of 2012. The majority of all deepwater newbuild rigs scheduled for delivery are contracted.  Accordingly, we expect newbuild deepwater rigs will be absorbed into the market without a significant effect on utilization and day rates.
If a further increase in contracting of deepwater rigs occurs in the near-term, a slight undersupply may result during 2012 providing upward pressure on utilization and day rates across certain regions, in addition to correlated movements in operating costs.

Midwater

During the second quarter of 2012, the midwater segment remained challenging for long-term work, but short-term contracting was steady, with global marketed utilization at 92%. In the North Sea, marketed utilization was 100%, while utilization in other regions declined during the quarter. Increased strength in the deepwater segment may provide support for declining midwater utilization in certain regions, and the midwater segment may see nominal day rate growth relative to deepwater in the near to intermediate term.
Worldwide rig supply in the midwater segment is not expected to increase significantly in the near-term.  It has been reported that eight newbuild semisubmersible rigs capable of drilling in water depths of 4,499 feet or less are under construction, two of which are scheduled for delivery during the remainder of 2012.  All of the newbuild midwater rigs scheduled for delivery are contracted.  Due to competition with higher specification drilling rigs and the potential oversupply of midwater rigs in certain regions, we expect utilization and day rates to remain under pressure in the near to intermediate term.

Jackup

Jackup activity and day rates during the second quarter of 2012 illustrated slight improvements, with marketed utilization at 93% and evidence of longer-term contracting. In the U.S. Gulf of Mexico, marketed utilization was at 95% and in the North Sea it was at 100%. In the Asia Pacific region, marketed utilization for heavy duty jackups was at 100%, while standard duty jackup marketed utilization was 85%. Additional contracting opportunities exist in Gabon, Nigeria, Cameroon, Cote D'Ivoire and Congo. Day rates could improve if coupled with reduced supply and reduced volatility in oil prices.
Demand recently increased in the Middle East and is expected to continue throughout the remainder of the year, as a result of requirements from Saudi Aramco and a number of other operators in the region. Recent contracting activity, and the expectation of further activity in the near-term, indicates additional support for utilization and day rates.
Demand remained robust for both standard duty and heavy duty jackup rigs in the North Sea. Inquiries have been received for work in the region for 2013 and 2014 as availability remains tight due, in part, to relatively high barriers to entry. Although more drilling rigs may enter the North Sea, we expect upward pressure on utilization and day rates in the near-term.
Demand remained consistent for jackup rigs in the U.S. Gulf of Mexico, and upward pressure on utilization and day rates is expected as new contracts are awarded with longer terms and more rigs depart the region, specifically to Mexico. In Mexico, PEMEX recently reaffirmed its intention to increase its jackup fleet size before the end of the year, although the pace of tendering and contract extensions has slowed. Tender activity in Mexico may increase later in 2012 with some upward pressure expected thereafter on utilization and day rates.
Worldwide rig supply in the jackup segment continues to increase as a result of newbuild construction programs.  It has been reported that over 90 newbuild jackup rigs are under construction, over 25 of which are scheduled for delivery during the remainder of 2012.  More than half of the newbuild jackup rigs scheduled for delivery are contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term.

CONVERSION TO CLASS A ORDINARY SHARES

In connection with our redomestication to the U.K. in December 2009, each issued and outstanding share of common stock of Ensco was converted into the right to receive one American depositary share ("ADS"), each representing one Class A ordinary share of Ensco, par value U.S. $0.10 per share. Our ADSs were governed by a deposit agreement with Citibank, N.A. (“Citibank”) as depositary and traded on the New York Stock Exchange (the "NYSE") under the symbol "ESV." Eligibility rules for the S&P 500 Index exclude companies listed in ADS form; therefore, we were removed from the index subsequent to the redomestication.

On May 22, 2012, we terminated our ADS facility and converted our outstanding ADSs into Class A ordinary shares on a one-for-one basis. Our Class A ordinary shares trade on the NYSE under the same symbol “ESV.”
The conversion was executed in response to favorable regulatory developments involving shares of certain companies domiciled in the U.K. and allows shareholders to directly own and trade our Class A ordinary shares on the NYSE, which is a requirement to be eligible for the S&P 500 Index. However, there is no assurance that we will be added to the index in the future. The conversion did not significantly impact our shareholder rights or our share capital.
In connection with the termination of the ADS facility and the conversion to Class A ordinary shares, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time, of Ensco’s ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program would require approval from our shareholders by special resolution.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$1,072.0	$564.2	$2,098.4	$925.7
Operating expenses
Contract drilling (exclusive of depreciation)	489.7	286.3	1,009.9	477.9
Depreciation	139.5	83.5	278.9	143.0
General and administrative	35.5	47.4	73.7	77.5
Operating income	407.3	147.0	735.9	227.3
Other expense, net	(24.5)	(18.1)	(50.7)	(15.9)
Provision for income taxes	40.1	25.3	75.1	42.3
Net income	342.7	103.6	610.1	169.1
Net income attributable to noncontrolling interests	(1.4)	(1.7)	(3.4)	(2.6)
Net income attributable to Ensco	$341.3	$101.9	$606.7	$166.5

Excluding an increase of $326.1 million in revenues and $143.2 million in operating income attributable to the impact of the Merger, revenues and operating income increased $181.7 million, or 44%, and $117.1 million, or 105%, respectively, for the quarter ended June 30, 2012 as compared to the prior year quarter. The increase in operating income primarily was due to an increase in utilization and average day rates of our Deepwater segment (inclusive of newbuild additions to the fleet), an increase in utilization of our Jackup segment and general and administrative expense incurred during the prior year quarter to effect the Merger. See below for additional information on our operating results by segment.

Excluding an increase of $787.5 million in revenues and $263.9 million in operating income attributable to the impact of the Merger, revenues and operating income increased $385.2 million, or 50%, and $244.7 million, or 127%, respectively, for the six-month period ended June 30, 2012 as compared to the prior year period. The increase in operating income primarily was due to an increase in utilization and average day rates of our Jackup and Deepwater segments (inclusive of newbuild additions to the fleet). See below for additional information on our operating results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of June 30, 2012 and 2011:

	2012	2011

Deepwater(1)	19	16
Midwater	6	6
Jackup(2)	44	46
Under construction(1)(3)	7	7
Total	76	75

(1)
ENSCO 8505 was delivered in the first quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract in late June 2012. ENSCO DS-6 was delivered in January 2012 and currently is in the shipyard undergoing customer specified upgrades in preparation of its five-year drilling contract, which is expected to commence drilling operations during the fourth quarter of 2012.

ENSCO 8504 was delivered and commenced drilling operations in Brunei during the third quarter of 2011.

(2)	We sold ENSCO 59 and ENSCO 61 during the second quarter of 2012.

(3)
During the second quarter of 2012, we entered into agreements with SHI to construct our sixth and seventh ultra-deepwater drillships (ENSCO DS-8 and DS-9). The rigs are scheduled for delivery during the second half of 2014.

In October 2011, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct an ultra-high specification harsh environment jackup rig (ENSCO 122). This rig is scheduled for delivery during the second half of 2014.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rig Utilization(1)
Deepwater	91%	86%	89%	83%
Midwater	79%	79%	73%	79%
Jackup	83%	75%	83%	73%
Total	85%	77%	84%	75%
Average Day Rates(2)
Deepwater	$389,761	$347,024	$386,279	$333,232
Midwater	227,378	237,139	227,350	237,139
Jackup	105,356	99,024	102,363	97,959
Total	$191,663	$147,305	$186,508	$134,605

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

Operating Income

Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by segment, are provided below. General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended June 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$571.8	$101.4	$377.6	$21.2	$1,072.0	$—	$1,072.0
Operating expenses
Contract drilling (exclusive of depreciation)	232.6	64.5	176.5	16.1	489.7	—	489.7
Depreciation	77.8	16.6	42.7	.5	137.6	1.9	139.5
General and administrative	—	—	—	—	—	35.5	35.5
Operating income (loss)	$261.4	$20.3	$158.4	$4.6	$444.7	$(37.4)	$407.3

Three Months Ended June 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$232.3	$36.1	$289.3	$6.5	$564.2	$—	$564.2
Operating expenses
Contract drilling (exclusive of depreciation)	111.1	22.9	145.4	6.9	286.3	—	286.3
Depreciation	33.9	5.2	43.2	.5	82.8	.7	83.5
General and administrative	—	—	—	—	—	47.4	47.4
Operating income (loss)	$87.3	$8.0	$100.7	$(.9)	$195.1	$(48.1)	$147.0

Six Months Ended June 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items		Consolidated Total

Revenues	$1,120.3	$192.6	$742.7	$42.8	$2,098.4	$—	—	$2,098.4
Operating expenses
Contract drilling (exclusive of depreciation)	492.6	126.5	358.0	32.8	1,009.9	—	—	1,009.9
Depreciation	154.4	32.4	85.5	1.0	273.3	5.6	—	278.9
General and administrative	—	—	—	—	—	73.7	—	73.7
Operating income (loss)	$473.3	$33.7	$299.2	$9.0	$815.2	$(79.3)	—	$735.9

Six Months Ended June 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$330.4	$36.1	$552.7	$6.5	$925.7	$—	$925.7
Operating expenses
Contract drilling (exclusive of depreciation)	152.0	22.9	295.7	7.3	477.9	—	477.9
Depreciation	50.1	5.2	85.7	.9	141.9	1.1	143.0
General and administrative	—	—	—	—	—	77.5	77.5
Operating income (loss)	$128.3	$8.0	$171.3	$(1.7)	$305.9	$(78.6)	$227.3

Deepwater

Excluding an increase of $246.7 million attributable to the impact of the Merger, Deepwater revenues for the quarter ended June 30, 2012 increased by $92.8 million, or 71%, as compared to the prior year quarter, primarily due to ENSCO 8504, which was added to our Deepwater fleet and commenced drilling operations during the third quarter of 2011. Increased utilization, primarily attributable to ENSCO 7500, which commenced drilling operations in Brazil in December 2011 after an enhancement project in the shipyard, and increased average day rates, primarily attributable to ENSCO 8502, which earned a lower special/sublet day rate during the prior year quarter, also led to the increase in revenues for the current quarter. Excluding an increase of $89.8 million attributable to the impact of the Merger, contract drilling expense for the quarter increased by $31.7 million, or 62%, as compared to the prior year quarter, primarily due to the addition of ENSCO 8504 to our Deepwater fleet and idle time incurred by ENSCO 7500 during the prior year quarter as previously noted. The increase in contract drilling expense attributable to the impact of the Merger is net of $22.2 million in warranty claims received during the current quarter. Depreciation expense increased by $6.1 million, or 34%, excluding a $37.8 million increase attributable to the impact of the Merger, primarily due to the addition of ENSCO 8504 to our Deepwater fleet and depreciation on ENSCO 7500 enhancements completed during late 2011.

Excluding an increase of $579.5 million attributable to the impact of the Merger, Deepwater revenues for the six-month period ended June 30, 2012 increased by $210.4 million, or 92%, as compared to the prior year period, primarily due to ENSCO 8504 and ENSCO 8503, which were added to our Deepwater fleet and commenced drilling operations during the third and first quarters of 2011, respectively. Increased utilization, primarily attributable to ENSCO 7500, which commenced drilling operations in Brazil in December 2011 after an enhancement project in the shipyard, and increased average day rates, primarily attributable to ENSCO 8502, which earned a lower special/sublet day rate during the prior year quarter, also led to the increase in revenues. Excluding an increase of $267.5 million attributable to the impact of the Merger, contract drilling expense for the six-month period increased by $73.1 million, or 79%, as compared to the prior year period, primarily due to the commencement of ENSCO 8503 and ENSCO 8504 drilling operations and an increase in utilization associated with ENSCO 7500 as previously noted. The increase in contract drilling expense attributable to the impact of the Merger is net of $22.2 million in warranty claims received during the current period. Depreciation expense increased by $14.0 million, or 41%, excluding a $90.3 million increase in expense attributable to the impact of the Merger, primarily due to the addition of ENSCO 8503 and 8504 to our Deepwater fleet and depreciation on ENSCO 7500 enhancements completed during late 2011.

Midwater

Midwater revenues for the three-month and six-month periods ended June 30, 2012 were $101.4 million and $192.6 million, respectively. These revenues were attributable to our Midwater fleet acquired in connection with the Merger, which is comprised of five semisubmersible rigs currently located in Brazil and one semisubmersible rig located in West Africa. For the three-month and six-month periods ended June 30, 2012, utilization of our Midwater fleet was 79% and 73%, respectively, and average day rates were $227,378 and $227,350, respectively. Utilization primarily was impacted by ENSCO 5003, which currently is warm stacked.

Jackup

Excluding a decrease of $600,000 attributable to the impact of the Merger, Jackup revenues for the quarter ended June 30, 2012 increased by $88.9 million, or 32%, as compared to the prior year quarter, primarily due to an increase in utilization to 94% from 77% in the prior year quarter. Increased utilization primarily was attributable to increased drilling activity in the Middle East and Asia Pacific markets. Excluding a decrease of $8.8 million attributable to the impact of the Merger, contract drilling expense for the quarter increased by $39.9 million, or 28%, as compared to the prior year quarter, primarily due to increased utilization, personnel costs and gains associated with the disposal of assets during the prior year quarter. The decline in contract drilling expense attributable to the impact of the Merger includes $13.0 million of gains related to the sale of two jackup rigs. Depreciation expense was comparable to the prior year quarter, excluding an increase of $1.7 million of expense attributable to the impact of the Merger.

Excluding an increase of $15.2 million attributable to the impact of the Merger, Jackup revenues for the six-month period ended June 30, 2012 increased by $174.8 million, or 32%, as compared to the prior year period, primarily due to an increase in utilization to 94% from 74% in the prior year period. Increased utilization primarily was attributable to increased drilling activity in the Middle East, Europe and Asia Pacific markets. Excluding an increase of $5.2 million attributable to the impact of the Merger, contract drilling expense for the six-month period ended June 30, 2012 increased by $57.1 million, or 20%, as compared to the prior year period, primarily due to increased utilization, personnel costs and gains associated with the disposal of assets during the prior year period. The increase in contract drilling expense attributable to the impact of the Merger includes $13.0 million of gains related to the sale of two jackup rigs. Depreciation expense was comparable to the prior year period, excluding an increase of $4.6 million of expense attributable to the impact of the Merger.
Other

Other revenues and contract drilling expense for the three-month and six-month periods ended June 30, 2012 and 2011 were attributable to the managed drilling rig operations we acquired in connection with the Merger.

Reconciling Items

 General and administrative expense for the quarter ended June 30, 2012 decreased by $11.9 million, or 25%, as compared to the prior year quarter, primarily due to professional fees, severance payments and other transaction-related costs associated with the Merger, which totaled $23.0 million in the prior year quarter. Adjusted for these items, general and administrative expense increased approximately $11.1 million, primarily due to a general increase in costs as a result of the Merger.

General and administrative expense for the six-month period ended June 30, 2012 decreased by $3.8 million, or 5%, as compared to the prior year period, primarily due to professional fees incurred during the prior year period in connection with the Merger, partially offset by a general increase in costs as a result of the Merger and lease termination costs associated with our former U.S. administrative office in Dallas, TX.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income	$5.8	$2.3	$11.7	$2.5
Interest expense, net:
Interest expense	(57.6)	(41.6)	(115.2)	(60.1)
Capitalized interest	27.6	22.0	50.6	36.4
	(30.0)	(19.6)	(64.6)	(23.7)
Other, net	(.3)	(.8)	2.2	5.3
	$(24.5)	$(18.1)	$(50.7)	$(15.9)

Interest income for the three-month and six-month periods ended June 30, 2012 increased as compared to the respective prior year periods due to interest earned on certain long-term drilling contracts for reimbursement of mobilization and upgrade costs.  Interest expense increased over the same periods, primarily due to an increase in outstanding debt resulting from $1.9 billion aggregate principal amount of debt assumed in connection with the Merger and, to a lesser extent, our public offering in March 2011 of $2.5 billion aggregate principal amount of senior notes. Interest expense capitalized during the three-month and six-month periods ended June 30, 2012 increased $5.6 million, or 25%, and $14.2 million, or 39%, respectively, as compared to the prior year periods due to the aforementioned factors and increased investments in our newbuild rig construction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $200,000 and $900,000 were included in other, net, for the three-month and six-month periods ended June 30, 2012, respectively. Net foreign currency exchange losses of $800,000 and $500,000 were included in other, net, for the three-month and six-month periods ended June 30, 2011, respectively.  A net gain of $4.8 million associated with the repurchase of auction rate securities was included in other, net, for the six-month period ended June 30, 2011.

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

Subsequent to the Merger, we transferred ownership of several acquired drilling rigs among our subsidiaries in June 2011.  Following our redomestication to the U.K. in December 2009, we reorganized our worldwide operations which included the transfer of ownership of several of our drilling rigs among our subsidiaries during 2010 and 2009.
Income tax expense was $40.1 million and $25.3 million for the three-month periods ended June 30, 2012 and 2011, respectively. The $14.8 million increase in income tax expense as compared to the prior year quarter primarily was due to increased profitability, partially offset by a decrease in our consolidated effective income tax rate to 10.5% from 19.6% in the prior year quarter. Our consolidated effective income tax rate for the three-month period ended June 30, 2012 includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month period ended June 30, 2012 was 11.3% compared to a consolidated effective income tax rate, excluding discrete tax items, of 14.6% for the three-month period ended June 30, 2011. The decrease primarily was attributable to the impact of the Merger and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates. This was partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation from a related controlled foreign corporation that would otherwise be taxable pursuant to the Subpart F regime.
Income tax expense was $75.1 million and $42.3 million for the six-month periods ended June 30, 2012 and 2011, respectively. The $32.8 million increase in income tax expense as compared to the prior year quarter primarily was due to increased profitability, partially offset by a decrease in our consolidated effective income tax rate to 11.0% from 20.0% in the prior six-month period. Our consolidated effective income tax rate for the six-month period ended June 30, 2012 includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the six-month period ended June 30, 2012 was 11.7% compared to a consolidated effective income tax rate, excluding discrete tax items, of 14.7% for the prior six-month period. The decrease primarily was attributable to the impact of the Merger and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates, partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we historically have relied on our cash flow from operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular. Given the remaining commitments for our rigs currently under construction and amount of long-term debt outstanding, it is contemplated that our cash flows primarily will be dedicated to finance newbuild construction through 2014 and to service our long-term debt.

During the six-month period ended June 30, 2012, our primary source of cash was $1.0 billion generated from operating activities; $66.7 million from reimbursement of equity issuance costs; and $57.1 million of proceeds from the sale of two jackup rigs and other assets. Our primary use of cash for the same period was $1.0 billion for the construction, enhancement and other improvement of our drilling rigs, including $793.2 million invested in our newbuild construction; $173.8 million for the payment of dividends; $102.9 million for the pay down of our commercial paper program; and $23.7 million for reduction of long-term borrowings.

During the six-month period ended June 30, 2011, our primary source of cash was $2.5 billion in proceeds from the issuance of our senior notes and $175.8 million generated from operating activities.  Our primary use of cash for the same period was $2.8 billion paid for the cash consideration of the Merger; $265.6 million for the construction, enhancement and other improvement of our drilling rigs, including $136.4 million invested in our newbuild construction; $189.6 million for reduction of long-term borrowings; and $130.7 million for the payment of dividends.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the six-month periods ended June 30, 2012 and 2011 were as follows (in millions):

	2012	2011

Cash flow from operating activities	$1,010.6	$175.8
Capital expenditures
New rig construction	$793.2	$136.4
Rig enhancements	153.5	86.3
Minor upgrades and improvements	100.4	42.9
	$1,047.1	$265.6

Cash flow from operating activities increased $834.8 million, or 475%, for the six-month periods ended June 30, 2012 as compared to the prior year period. The increase primarily resulted from a $1.2 billion increase in cash receipts from contract drilling services, a $37.5 million decrease in cash payments related to general and administrative expense, which was primarily attributable to the Merger, and a $8.8 million decline in tax payments. The aforementioned items were partially offset by a $395.8 million increase in cash payments related to contract drilling expenses and a $85.4 million increase in cash payments for net interest. The above fluctuations primarily were attributable to the Merger.

We continue to maintain our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment while expanding the size and quality of our deepwater drilling rig fleet. ENSCO DS-6 was delivered in January 2012 and currently is in a shipyard undergoing customer specified upgrades in preparation of its five-year drilling contract, which is expected to commence drilling operations during the fourth quarter of 2012. ENSCO 8505 was delivered in January 2012 and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico in late June 2012.

We have significant contractual commitments related to our newbuild construction agreements. We expect to fund these commitments from our existing cash and cash equivalents, future operating cash flows, funds borrowed under our commercial paper program and, if necessary, funds borrowed under our credit facilities or other future financing arrangements.  The actual timing of our newbuild construction payments may vary based on the completion of various construction milestones, which, to a large extent, are beyond our control.  The following table summarizes the estimated timing of our newbuild construction payments as of June 30, 2012 (in millions):

	Paid	Remainder of 2012	Thereafter	Total(1)

ENSCO DS-7(2)	$99.6	$49.8	$349.3	$498.7
ENSCO DS-8(3)	53.8	—	484.2	538.0
ENSCO DS-9(3)	52.5	—	472.2	524.7
ENSCO 8506(4)	207.6	332.8	—	540.4
ENSCO 120(5)	43.8	—	175.1	218.9
ENSCO 121(5)	43.8	—	175.1	218.9
ENSCO 122(5)	49.0	—	196.0	245.0
Total	$550.1	$382.6	$1,851.9	$2,784.6

(1)
Total commitments are based on a fixed-price shipyard construction contract, exclusive of costs associated with commissioning, systems integration testing, project management, inventory and other spares.

(2)	ENSCO DS-7 currently is uncontracted and under construction and scheduled for delivery during the second half of 2013.

(3)
During the second quarter of 2012, we entered into agreements with SHI to construct two ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are scheduled for delivery during the second half of 2014.

(4)
We have remaining one ENSCO 8500 Series® ultra-deepwater semisubmersible rig under construction with KFELS (ENSCO 8506), which is committed under a long-term contract in the U.S. Gulf of Mexico and scheduled for delivery during the third quarter of 2012.

(5)
We have three ultra-high specification harsh environment jackup rigs under construction with KFELS. These rigs are scheduled for delivery during the first and second half of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

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

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2012	December 31, 2011

Total debt	$4,907.5	$5,050.1
Total capital*	$16,316.0	$15,929.4
Total debt to total capital	30.1%	31.7%
  *Total capital consists of total debt and Ensco shareholders' equity.

Senior Notes

As of June 30, 2012, we had outstanding, and make semiannual interest payments on, $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040.

Revolving Credit

We have a $1.45 billion revolving unsecured credit facility with a five-year term, expiring in May 2016, to be used for general corporate purposes and as a backstop to our commercial paper program ("the Five-Year Credit Facility"). Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.2% per annum) on the total $1.45 billion commitment, which also is based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion. We had no amounts outstanding under the Five-Year Credit Facility as of June 30, 2012 and December 31, 2011.

We have a $450.0 million revolving unsecured credit facility with a 364-day term, expiring in May 2013, to be used for general corporate purposes and as a backstop to our commercial paper program ("the 364-Day Credit Facility"). Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 9, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.125% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.09% per annum) on the total $450.0 million commitment. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million. We had no amounts outstanding under the 364-Day Credit Facility as of June 30, 2012 and December 31, 2011.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had $22.0 million and $125.0 million outstanding under our commercial paper program as of June 30, 2012 and December 31, 2011, respectively.

Other Financing

We filed an immediately effective Form S-3 Registration Statement with the Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings from time to time. The registration statement, as amended, expires in January 2015.

As of June 30, 2012, we had an aggregate $212.1 million outstanding under three separate Maritime Administration bond issues that require semiannual principal and interest payments and are due in 2015, 2016 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.2% debentures due in 2027.

In connection with the termination of the ADS facility and the conversion to Class A ordinary shares, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time, of Ensco’s ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program would require approval from our shareholders by special resolution.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$226.7	$430.7
Working capital	$309.3	$348.7
Current ratio	1.3	1.3

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, various regional, state and local initiatives to limit greenhouse gas emissions have been introduced within the United States, and the United States Environmental Protection Agency has begun to implement regulations related to greenhouse gas emissions. In addition, future regulation of greenhouse gas could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. It is uncertain whether any of these initiatives will be implemented, and, if so, what the scope of the initiatives would be. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our operating results.

Restrictions on greenhouse gas emissions or other related legislative or regulatory enactments could have an indirect effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our drilling rigs in general and in the U.S. Gulf of Mexico in particular. We are currently unable to predict the manner or extent of any such effect.

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

As of June 30, 2012, we had derivatives outstanding related to cash flow hedges and derivatives not designated as hedging instruments to exchange an aggregate $380.5 million for various foreign currencies.  If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of June 30, 2012 would approximate $17.8 million.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 18 months.  See Note 4 to our condensed consolidated financial statements for additional information on our derivative instruments.

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

Property and Equipment

As of June 30, 2012, the carrying value of our property and equipment totaled $13.0 billion, which represented 72% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of June 30, 2012, our condensed consolidated balance sheet included a $315.2 million net deferred income tax liability, a $69.8 million liability for income taxes currently payable and a $64.1 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

We do not provide deferred taxes on the undistributed earnings of our direct or indirect wholly-owned subsidiary of Ensco and immediate parent company of Pride, because our policy and intention is to reinvest such earnings indefinitely or until such time that they can be distributed in a tax-free manner. We do not provide deferred taxes on the undistributed earnings of Ensco Delaware's or Ensco United Incorporated's non-U.S. subsidiaries because our policy and intention is to reinvest such earnings indefinitely.

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

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2011, we entered into a stipulation of settlement with the plaintiffs in the Delaware cases, under which Pride or its successor agreed not to oppose any application by attorneys for the class for fees and expenses not exceeding $1.1 million. In 2012, the remaining cases were dismissed.

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

     In early 2011, Pride received preliminary inquiries from governmental authorities of certain countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our drilling rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, shareholders, debt holders, or other interest holders or constituents of our company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current customers and potential customers, to attract and retain employees and to access the capital markets.

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial condition, operating results or cash flows.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 100 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

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

Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.5 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to defend ourselves vigorously.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $2.5 million liability related to these matters was recorded as of June 30, 2012.

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

Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated in July 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as set forth below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

We are subject to a number of operating hazards, including those specific to offshore operations. We may not have insurance to cover all these hazards.

Our operations are subject to hazards inherent in the offshore drilling industry, such as blowouts, reservoir damage, loss of production, loss of well control, uncontained formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punch throughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, which could lead to claims by third parties or customers, suspension of operations and contract terminations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations.  Additionally, a security breach of our information systems or other technological failure could lead to a material disruption of our operations, information systems, and/or loss of business information, which could result in an adverse impact to our business.  Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks. Our insurance policies typically consist of 12-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2013.

Our insurance program provides coverage, to the extent not otherwise paid by the customer under the indemnification provisions of the drilling contract, for liability due to control-of-well events, liability arising from named windstorms and liability arising from third-party claims, including wrongful death and other personal injury claims by our personnel as well as claims brought on behalf of individuals who are not our employees. Generally, our program provides liability coverage up to $740.0 million, with a retention of $10.0 million or less.

Control-of-well events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production. Our program provides coverage for third-party liability claims relating to pollution from a control-of-well event up to $890.0 million per occurrence, with the first $150.0 million of such coverage also covering re-drilling of the well and control-of-well costs. Our program also provides coverage for liability resulting from pollution originating from our rig up to $740.0 million per occurrence. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage. In addition, our insurance program covers only sudden and accidental pollution.

Our insurance program also provides coverage for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig, and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million.  With respect to hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage, we obtained $800.0 million of aggregate coverage for ultra-deepwater drillship and semisubmersible hull and machinery losses with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs remaining in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our 10 jackup rigs remaining in the U.S. Gulf of Mexico arising out of windstorm damage.

Our drilling contracts provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising out of the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is assigned on a basis whereby we and our customers assume liability for our respective personnel and property. However, in certain drilling contracts we assume liability for damage to our customers' property and the property of other contractors on the rig resulting from our negligence, subject to negotiated caps per occurrence.  In other contracts, we are not indemnified by our customers for damage to their property and the property of other contractors and, accordingly, could be liable for any such damage under applicable law. In addition, our customers typically indemnify us for damage to our down-hole equipment, and in some cases for all or a limited amount of our subsea equipment, unless the damage is caused by our negligence, generally based on replacement cost minus some level of depreciation.

Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations under the contract and originating from the well or reservoir, including clean-up and removal, third-party damages, and fines and penalties, including as a result of blow-outs or cratering of the well. In some drilling contracts, however, we may have liability for third-party damages (including punitive damages) resulting from such pollution or contamination caused by our gross negligence, or, in some cases, ordinary negligence, subject to negotiated caps per occurrence and/or for the term of the contract.  In certain contracts, we may not be indemnified by our customers for losses or damages caused by pollution or contamination, and we could be liable for such losses or damages under applicable law and for fines and penalties imposed by regulatory authorities, each of which could be substantial.  In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate.

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

The potential for U.S. Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.

Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have 10 jackup rigs and six ultra-deepwater rigs in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts on lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and two jackup rigs during 2008, with associated loss of contract revenues and potential liabilities.

Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the U.S. Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the nature and amount of insurance coverage available for losses arising from named tropical storm or hurricane damage in the U.S. Gulf of Mexico ("windstorm damage") and have dramatically increased the cost of available windstorm coverage. The tight insurance market not only applies to coverage related to U.S. Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for potential liabilities to third parties associated with property damage, personal injury or death and environmental liabilities as well as coverage for removal of wreckage and debris associated with hurricane losses. We have no assurance that the tight insurance market for windstorm damage, liabilities and removal of wreckage and debris will not continue into the foreseeable future.

Upon renewal of our annual insurance policies effective May 31, 2012, we obtained $800.0 million of aggregate coverage for ultra-deepwater drillship and semisubmersible hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs remaining in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our 10 jackup rigs remaining in the U.S. Gulf of Mexico arising out of windstorm damage.

Our current liability insurance policies only provide coverage for U.S. Gulf of Mexico windstorm exposures for removal of wreckage and debris in excess of $50.0 million per occurrence as respects our jackup and ultra-deepwater rig operations and have an annual aggregate limit of $450.0 million. Our limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by U.S. Gulf of Mexico hurricanes.

We have established operational procedures designed to mitigate risk to our jackup rigs in the U.S. Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, our procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. These procedures may result in a decision to decline to operate on a customer designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the U.S. Gulf of Mexico during hurricane season, coupled with our decision to retain (self-insure) certain windstorm related risks, may result in a significant reduction in the utilization of our jackup rigs in the U.S. Gulf of Mexico.

Our retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of U.S. Gulf of Mexico hurricanes.

We terminated our American depositary share ("ADS") facility and converted our outstanding ADSs into Class A ordinary shares. There are risks associated with the issuance and trading of our Class A ordinary shares that were not associated with our ADSs.

Generally, stamp duty and/or stamp duty reserve tax ("SDRT") are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent. In connection with the conversion, we entered into arrangements with The Depository Trust Company ("DTC") whereby DTC has accepted our Class A ordinary shares for deposit, book entry and clearing services. The facilities of DTC are widely-used for rapid electronic transfers of securities between participants within the DTC system, which include numerous major international financial institutions and brokerage firms.

We have obtained a favorable ruling from Her Majesty's Revenue and Customs ("HMRC") in respect of the stamp duty and SDRT with respect to the conversion. We entered into this structure in part so that transfers of our shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of our shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of the consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by HMRC) before the transfer can be registered in the books of the Company. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares. We strongly encourage you to hold our Class A ordinary shares in book entry form through the facilities of DTC to mitigate the cost of trading in our shares.

Eligibility for acceptance of foreign securities for deposit, book entry, clearing or other services is at the discretion of DTC and may be revoked by DTC under the terms of our agreement and in accordance with the rules, procedures and bylaws of DTC. A condition for continued eligibility of our shares is that DTC and its affiliates will not be liable for stamp duty or SDRT. We have indemnified DTC for any liability arising from stamp duty or SDRT. The aforementioned favorable ruling from HMRC applies to our arrangement with DTC. Furthermore, following the decision of the First Tier Tribunal (Tax Chamber) in HSBC Holdings plc, The Bank of New York Mellon Corporation v. HMRC 2012 UKFTT 163 (TC) and the announcement by HMRC that it will not seek to appeal the decision, HMRC is not expected to pursue enforcement of stamp duty or SDRT on the issuance of shares into depository receipt or clearance systems such as DTC. However, it is possible that the U.K. government may change or enact law applicable to stamp duty or SDRT in response to this decision, which could have a material effect on the cost of trading in our shares. If DTC determines at any time that our shares are not eligible for continued deposit and clearance within its facilities, our shares may become ineligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500, and trading in our Class A ordinary shares would be disrupted. In this event, DTC has agreed it will provide us advance notice and assist us, to the extent possible, with efforts to mitigate adverse consequences. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our Class A ordinary shares and a resulting adverse effect on our financial position, operating results and/or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of our equity securities during the quarter ended June 30, 2012:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs(1)

April 1 - April 30	2,511	$52.98	—	$—
May 1 - May 31	2,050	$48.95	—	$—
June 1 - June 30	120,502	$45.44	—	$—
Total	125,063	$45.61	—

(1)
In connection with the termination of the ADS facility and the conversion to Class A ordinary shares, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time, of Ensco’s ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program would require approval from our shareholders by special resolution.

During the quarter ended June 30, 2012, repurchases of our equity securities primarily were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for reissuance in connection with employee share awards.

Item 6.   Exhibits

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name to Ensco plc (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
4.1
Deposit Agreement, Dated as of September 29, 2009, by and among ENSCO International Limited, Citibank, N.A., as Depositary, and the Holders and Beneficial Owners of American Depositary Shares Issued Hereunder (incorporated by reference to Exhibit 4.1 to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

4.2
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.3
Letter Agreement, by and among Ensco plc, Citibank, as Depositary, and Computershare, as Exchange Agent for the Termination of Ensco’s ADR Program, dated as of May 14, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

4.4	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).
10.1
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.2
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.3
Eighth Amendment to the Pride International, Inc. 1993 Directors’ Stock Option Plan (As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.4
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.5
2012 Amendment to the Pride International, Inc. 2004 Directors’ Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.6
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.7
Amendment No. 4 to the Ensco Non-Employee Director Deferred Compensation Plan, dated as of May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.8
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.9
Amendment No. 5 to the Ensco 2005 Non-Employee Director Deferred Compensation Plan, dated as of May 14, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.10
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

Exhibit Number	Exhibit
10.11	Ensco plc 2012 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed on April 4, 2012, File No. 1-8097).
10.12
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated as of May 2, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-8097).

10.13
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated as of May 2, 2012 and effective as of May 10, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-8097).

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

Ensco plc

/s/ JAMES W. SWENT III
Date: July 26, 2012	James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ MICHAEL B. HOWE
Michael B. Howe Vice President - Finance (Corporate)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).
3.2	Certificate of Incorporation on Change of Name to Ensco plc (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).
4.1
Deposit Agreement, Dated as of September 29, 2009, by and among ENSCO International Limited, Citibank, N.A., as Depositary, and the Holders and Beneficial Owners of American Depositary Shares Issued Hereunder (incorporated by reference to Exhibit 4.1 to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

4.2
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.3
Letter Agreement, by and among Ensco plc, Citibank, as Depositary, and Computershare, as Exchange Agent for the Termination of Ensco’s ADR Program, dated as of May 14, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

4.4	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).
10.1
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.2
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.3
Eighth Amendment to the Pride International, Inc. 1993 Directors’ Stock Option Plan (As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.4
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.5
2012 Amendment to the Pride International, Inc. 2004 Directors’ Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.6
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.7
Amendment No. 4 to the Ensco Non-Employee Director Deferred Compensation Plan, dated as of May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.8
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.9
Amendment No. 5 to the Ensco 2005 Non-Employee Director Deferred Compensation Plan, dated as of May 14, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

Exhibit Number	Exhibit
10.10
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated as of May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.11	Ensco plc 2012 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement filed on April 4, 2012, File No. 1-8097).
10.12
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated as of May 2, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-8097).

10.13
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated as of May 2, 2012 and effective as of May 10, 2012, by and among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-8097).

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