Form 10-Q
period 2012-09-30
Ensco plc
filed 2012-11-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 26, 2012, there were 232,235,808 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, as updated in our quarterly reports on Form 10-Q, which are available on the SEC's website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2012, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 1, 2012

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
OPERATING REVENUES	$1,123.6	$915.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	523.1	477.5
Depreciation	145.2	135.8
General and administrative	40.2	40.8
	708.5	654.1

OPERATING INCOME	415.1	261.5

OTHER INCOME (EXPENSE)
Interest income	5.5	6.5
Interest expense, net	(30.9)	(30.8)
Other, net	.2	10.8
	(25.2)	(13.5)

INCOME BEFORE INCOME TAXES	389.9	248.0

PROVISION FOR INCOME TAXES
Current income tax expense	44.0	44.2
Deferred income tax expense (benefit)	.5	(2.3)
	44.5	41.9

NET INCOME	345.4	206.1

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.9)	(1.6)

NET INCOME ATTRIBUTABLE TO ENSCO	$343.5	$204.5

EARNINGS PER SHARE
Basic	$1.48	$0.89
Diluted	$1.48	$0.88

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$339.9	$202.2
Diluted	$339.9	$202.2
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	229.6	228.1
Diluted	229.9	228.6

CASH DIVIDENDS PER SHARE	$.375	$.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING REVENUES	$3,222.0	$1,841.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,533.0	955.4
Depreciation	424.1	278.8
General and administrative	113.9	118.3
	2,071.0	1,352.5

OPERATING INCOME	1,151.0	488.8

OTHER INCOME (EXPENSE)
Interest income	17.2	9.0
Interest expense, net	(95.5)	(54.5)
Other, net	2.4	16.1
	(75.9)	(29.4)

INCOME BEFORE INCOME TAXES	1,075.1	459.4

PROVISION FOR INCOME TAXES
Current income tax expense	108.0	98.4
Deferred income tax expense (benefit)	11.6	(14.2)
	119.6	84.2

NET INCOME	955.5	375.2

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.3)	(4.2)

NET INCOME ATTRIBUTABLE TO ENSCO	$950.2	$371.0

EARNINGS PER SHARE
Basic	$4.10	$2.04
Diluted	$4.10	$2.03

NET INCOME ATTRIBUTABLE TO ENSCO SHARES
Basic	$940.4	$366.7
Diluted	$940.4	$366.7
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	229.2	180.0
Diluted	229.5	180.4

CASH DIVIDENDS PER SHARE	$1.125	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2012	2011

NET INCOME	$345.4	$206.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	4.0	(7.6)
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(.3)	(.5)
Other	—	5.8
NET OTHER COMPREHENSIVE INCOME (LOSS)	3.7	(2.3)

COMPREHENSIVE INCOME	349.1	203.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.9)	(1.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$347.2	$202.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

NET INCOME	$955.5	$375.2
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	10.2	(1.6)
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	(1.2)	(2.8)
Other	(1.5)	5.8
NET OTHER COMPREHENSIVE INCOME	7.5	1.4

COMPREHENSIVE INCOME	963.0	376.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.3)	(4.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$957.7	$372.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159.8	$430.7
Accounts receivable, net	853.2	851.7
Other	397.6	398.9
Total current assets	1,410.6	1,681.3
PROPERTY AND EQUIPMENT, AT COST	15,580.6	14,483.4
Less accumulated depreciation	2,460.6	2,061.5
Property and equipment, net	13,120.0	12,421.9
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	429.7	521.6
	$18,234.3	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$346.7	$644.4
Accrued liabilities and other	520.7	515.7
Short-term debt	—	125.0
Current maturities of long-term debt	47.5	47.5
Total current liabilities	914.9	1,332.6
LONG-TERM DEBT	4,822.9	4,877.6
DEFERRED INCOME TAXES	327.0	339.5
OTHER LIABILITIES	475.6	464.6
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized and 237.7 million shares issued	23.8	23.6
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,375.5	5,253.0
Retained earnings	6,302.3	5,613.1
Accumulated other comprehensive income	16.1	8.6
Treasury shares, at cost, 5.5 million shares and 4.9 million shares	(30.7)	(19.1)
Total Ensco shareholders' equity	11,687.1	10,879.3
NONCONTROLLING INTERESTS	6.8	5.2
Total equity	11,693.9	10,884.5
	$18,234.3	$17,898.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$955.5	$375.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	424.1	278.8
Share-based compensation expense	40.9	33.9
Amortization of intangibles and other, net	(21.7)	24.3
Deferred income tax expense (benefit)	11.6	(14.2)
Other	.8	(15.8)
Changes in operating assets and liabilities	176.4	(280.2)
Net cash provided by operating activities	1,587.6	402.0

INVESTING ACTIVITIES
Additions to property and equipment	(1,583.8)	(498.4)
Proceeds from disposition of assets	62.3	46.1
Acquisition of Pride International, Inc., net of cash acquired	—	(2,656.0)
Other	4.5	(4.5)
Net cash used in investing activities	(1,517.0)	(3,112.8)

FINANCING ACTIVITIES
Cash dividends paid	(260.9)	(211.4)
Commercial paper borrowings, net	(125.0)	175.0
Reduction of long-term borrowings	(30.9)	(196.7)
Proceeds from issuance of senior notes	—	2,462.8
Equity issuance (cost) reimbursement	66.7	(70.5)
Debt financing costs	—	(31.9)
Other	6.7	13.4
Net cash provided by (used in) financing activities	(343.4)	2,140.7

Effect of exchange rate changes on cash and cash equivalents	1.9	(.7)

DECREASE IN CASH AND CASH EQUIVALENTS	(270.9)	(570.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430.7	1,050.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159.8	$479.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2011 condensed consolidated balance sheet data were derived from our 2011 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation, including retrospective adjustments made in prior quarters to our 2011 condensed consolidated balance sheet to properly reflect the final amount of goodwill recognized as a result of the Merger. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month and nine-month periods ended September 30, 2012 and 2011 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q filed with the SEC on February 24, 2012, May 3, 2012 and July 26, 2012, respectively.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of September 30, 2012
Supplemental executive retirement plan assets	$29.5	$—	$—	$29.5
Derivatives, net	—	4.4	—	4.4
Total financial assets	$29.5	$4.4	$—	$33.9

As of December 31, 2011
Hercules Offshore, Inc. common stock	$32.2	$—	$—	$32.2
Supplemental executive retirement plan assets	25.6	—	—	25.6
Total financial assets	$57.8	$—	$—	$57.8
Derivatives, net	$—	$7.1	$—	$7.1
Total financial liabilities	$—	$7.1	$—	$7.1

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

During the nine-month period ended September 30, 2012, in connection with the bankruptcy, we received an additional 1.4 million shares of HERO common stock, which we sold for $6.1 million during the same period. As of September 30, 2012, we did not hold any HERO common stock. Our investments in HERO common stock were designated as trading securities as it was our intent to sell them in the near-term.

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that accord eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets. The fair value measurement of assets held in the SERP was based on quoted market prices.

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of September 30, 2012 and December 31, 2011. See "Note 3 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that generally are observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,474.0	$1,706.2	$1,472.2	$1,565.8
6.875% Senior notes due 2020	1,044.5	1,130.6	1,055.8	1,042.7
3.25% Senior notes due 2016	994.6	1,070.4	993.5	1,016.5
8.5% Senior notes due 2019	620.3	663.2	631.7	615.3
7.875% Senior notes due 2040	384.1	431.7	385.0	381.9
7.2% Debentures due 2027	149.0	198.9	149.0	167.2
4.33% MARAD bonds, including current maturities, due 2016	121.3	122.1	146.7	156.4
6.36% MARAD bonds, including current maturities, due 2015	44.3	48.6	50.7	64.0
4.65% MARAD bonds, including current maturities, due 2020	38.3	44.0	40.5	49.6
Total	$4,870.4	$5,415.7	$4,925.1	$5,059.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2012 and December 31, 2011 generally due to their short-term nature.

Note 3 -Derivative Instruments

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Assets of $4.4 million and liabilities of $7.1 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$4.5	$.2	$.6	$7.1
Foreign currency forward contracts - non-current(2)	.6	.1	—	.1
	5.1	.3	.6	7.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	—	—	.1	.2
	—	—	.1	.2
Total	$5.1	$.3	$.7	$7.4

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2012, we had cash flow hedges outstanding to exchange an aggregate $235.2 million for various foreign currencies, including $119.3 million for British pounds, $31.0 million for Brazilian reals, $30.4 million for Australian dollars, $26.5 million for Singapore dollars, $25.1 million for euros and $2.9 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income were as follows (in millions):

Three Months Ended September 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2012	2011	2012	2011
Interest rate lock contracts(2)	$—	$—	$.2	$(.1)	$—	$—
Foreign currency forward contracts(3)	4.0	(7.6)	.1	.6	.6	(.2)
Total	$4.0	$(7.6)	$.3	$.5	$.6	$(.2)

Nine Months Ended September 30, 2012 and 2011

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2012	2011	2012	2011
Interest rate lock contracts(2)	$—	$—	$.4	$(.4)	$—	$—
Foreign currency forward contracts(3)	10.2	(1.6)	.8	3.2	.8	.5
Total	$10.2	$(1.6)	$1.2	$2.8	$.8	$.5

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(2)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in interest expense in our condensed consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense in our condensed consolidated statements of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2012, we held derivatives not designated as hedging instruments to exchange an aggregate $99.2 million for various foreign currencies, including $18.3 million for euros, $18.0 million for Swiss francs, $16.1 million for British pounds, $11.9 million for Australian dollars, $11.2 million for Indonesian rupiah, $9.9 million for Singapore dollars and $13.8 million for other currencies.

Net losses of $1.9 million and $800,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the three-month periods ended September 30, 2012 and 2011, respectively. Net losses of $200,000 and $300,000 associated with our derivatives not designated as hedging instruments were included in other income, net, in our condensed consolidated statements of income for the nine-month periods ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified to earnings during the next twelve months totaled $600,000.
Note 4 - Earnings Per Share

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to Ensco	$343.5	$204.5	$950.2	$371.0
Net income allocated to restricted shares	(3.6)	(2.3)	(9.8)	(4.3)
Net income attributable to Ensco shares	$339.9	$202.2	$940.4	$366.7

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted-average shares - basic	229.6	228.1	229.2	180.0
Potentially dilutive share options	.3	.5	.3	.4
Weighted-average shares - diluted	229.9	228.6	229.5	180.4

Antidilutive share options totaling 400,000 and 800,000 were excluded from the computation of diluted EPS for the three-month periods ended September 30, 2012 and 2011, respectively. Antidilutive share options totaling 400,000 were excluded from the computation of diluted EPS for the nine-month periods ended September 30, 2012 and 2011.

Note 5 -	Income Taxes

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2012 of 11.4% and 11.1%, respectively, includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the impact from resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2012 was 12.5% and 12.1%, respectively, compared to a consolidated effective income tax rate, excluding discrete tax items, of 16.3% and 15.4%, respectively, for the three-month and nine-month periods ended September 30, 2011.

The decrease in the effective tax rate for the current periods primarily was attributable to the impact of the Merger and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates. This was partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation from a related controlled foreign corporation that would otherwise be taxable pursuant to the Subpart F regime.

Note 6 -Contingencies

Warranty and Other Claims

We enter into agreements with third-parties from time-to-time, which may provide us with various forms of compensation to settle warranty or other claims related to lost revenues and/or costs incurred as a result of equipment ineffectiveness and other operational matters. Settlements related to these matters in the aggregate of $30.6 million and $52.8 million were recognized during the three-month and nine-month periods ended September 30, 2012, respectively, and included as a reduction to contract drilling expense in our condensed consolidated statements of income.

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

In April 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs, and we agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. The actual removal costs may be less than or greater than the aggregate amount paid to the customer, which will not result in any reduction in the $19.0 million amount paid or additional payments due to the customer from Ensco. We have insurance coverage for the actual removal costs incurred by the customer. During the the third quarter of 2012, we paid $6.0 million to the customer upon completion of certain milestones and received $5.6 million in insurance reimbursements. A $13.0 million liability for remaining installments due to the customer and a $13.4 million receivable for recovery of related costs under our insurance policy was recorded as of September 30, 2012, and included in accrued liabilities and other and other assets, net, on our condensed consolidated balance sheet, respectively.

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

We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law in September 2009. The owner of the tanker that struck the hull of ENSCO 74 and the owners of two subsea pipelines have presented claims in the exoneration/limitation proceedings.  The matter is scheduled for trial in March 2013.

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

Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $3.1 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to vigorously defend ourselves.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $3.1 million liability related to these matters was recorded as of September 30, 2012.

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

We intend to vigorously defend ourselves in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect the outcome of the proceedings to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

Note 7 -Segment Information

Our business consists of three reportable segments: (1) Deepwater, which includes our drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which includes our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which includes all of our independent leg jackup rigs. Each of our three reportable segments provides one service, contract drilling. We also manage the drilling operations for three deepwater rigs, which are included in "Other." We sold our only barge rig in September 2012 for $4.5 million and recognized a pre-tax loss of $7.8 million in connection with the disposal, which was included in contract drilling expense in our condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2012. The rig's aggregate net book value, inventory and other assets on the date of sale totaled $12.3 million.

Segment information is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Three Months Ended September 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$629.2	$93.8	$380.9	$19.7	$1,123.6	$—	$1,123.6
Operating expenses
Contract drilling (exclusive of depreciation)	245.6	65.2	189.9	22.4	523.1	—	523.1
Depreciation	83.4	16.8	42.7	.5	143.4	1.8	145.2
General and administrative	—	—	—	—	—	40.2	40.2
Operating income (loss)	$300.2	$11.8	$148.3	$(3.2)	$457.1	$(42.0)	$415.1
Property and equipment, net	$9,799.3	$907.0	$2,387.7	$—	$13,094.0	$26.0	$13,120.0

Three Months Ended September 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$440.4	$121.3	$330.1	$23.8	$915.6	$—	$915.6
Operating expenses
Contract drilling (exclusive of depreciation)	233.0	72.1	154.7	17.7	477.5	—	477.5
Depreciation	73.5	15.7	44.2	.6	134.0	1.8	135.8
General and administrative	—	—	—	—	—	40.8	40.8
Operating income (loss)	$133.9	$33.5	$131.2	$5.5	$304.1	$(42.6)	$261.5
Property and equipment, net	$8,981.7	$904.1	$2,376.7	$26.6	$12,289.1	$22.6	$12,311.7

Nine Months Ended September 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,749.5	$286.4	$1,123.6	$62.5	$3,222.0	$—	$3,222.0
Operating expenses
Contract drilling (exclusive of depreciation)	738.2	191.7	547.9	55.2	1,533.0	—	1,533.0
Depreciation	237.8	49.2	128.2	1.5	416.7	7.4	424.1
General and administrative	—	—	—	—	—	113.9	113.9
Operating income (loss)	$773.5	$45.5	$447.5	$5.8	$1,272.3	$(121.3)	$1,151.0
Property and equipment, net	$9,799.3	$907.0	$2,387.7	$—	$13,094.0	$26.0	$13,120.0

Nine Months Ended September 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$770.8	$157.5	$882.7	$30.3	$1,841.3	$—	$1,841.3
Operating expenses
Contract drilling (exclusive of depreciation)	385.0	95.0	450.4	25.0	955.4	—	955.4
Depreciation	123.7	20.9	129.8	1.5	275.9	2.9	278.8
General and administrative	—	—	—	—	—	118.3	118.3
Operating income (loss)	$262.1	$41.6	$302.5	$3.8	$610.0	$(121.2)	$488.8
Property and equipment, net	$8,981.7	$904.1	$2,376.7	$26.6	$12,289.1	$22.6	$12,311.7

Information about Geographic Areas

As of September 30, 2012, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Deepwater	Midwater	Jackup	Total*

North & South America (excl. Brazil)	8	—	14	22
Brazil	6	5	—	11
Europe & Mediterranean	1	—	8	9
Middle East & Africa	3	1	11	15
Asia & Pacific Rim	2	—	11	13
Asia & Pacific Rim (under construction)	3	—	3	6
Total	23	6	47	76

* We have three deepwater drilling management contracts, and we sold our only barge rig in September 2012. None of the aforementioned rigs were included in the table above.

Note 8 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Trade	$853.9	$816.7
Other	19.2	48.6
	873.1	865.3
Allowance for doubtful accounts	(19.9)	(13.6)
	$853.2	$851.7

Other current assets consisted of the following (in millions):

	September 30, 2012		December 31, 2011

Inventory	$205.1		$201.4
Prepaid taxes	75.3		64.9
Deferred mobilization costs	32.8		43.8
Assets held for sale	29.0	—	—
Prepaid expenses	25.9		22.3
Deferred tax assets	8.2		9.8
Marketable securities	—		32.2
Other	21.3		24.5
	$397.6		$398.9

Other assets, net, consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Intangible assets	$156.9	$197.3
Unbilled reimbursable receivables	88.4	119.4
Prepaid taxes on intercompany transfers of property	59.1	68.8
Warranty and other claim receivables	30.6	—
Supplemental executive retirement plan assets	29.5	25.6
Wreckage and debris removal receivables	13.4	19.8
Deferred mobilization costs	12.4	38.4
Deferred tax assets	10.9	25.9
Other	28.5	26.4
	$429.7	$521.6

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Personnel costs	$198.6	$159.9
Deferred revenue	134.6	111.3
Taxes	94.3	74.0
Accrued interest	35.6	69.4
Wreckage and debris removal	13.0	16.0
Intangible liabilities	—	43.4
Other	44.6	41.7
	$520.7	$515.7

Other liabilities consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Deferred revenue	$187.5	$124.4
Intangible liabilities	134.3	177.8
Unrecognized tax benefits (inclusive of interest and penalties)	55.8	75.5
Supplemental executive retirement plan liabilities	32.5	30.1
Other	65.5	56.8
	$475.6	$464.6

Concentration of Credit Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which primarily consists of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which to date have been within management's expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash balances are maintained in major, well-capitalized commercial banks. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several major financial institutions, and we monitor the financial condition of those financial institutions. We mitigate our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality counterparties, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties.

During the quarter ended September 30, 2012, Petrobras provided an aggregate $270.3 million, or 24%, of our consolidated revenues, which was attributable to our deepwater and midwater segments.

During the nine-month period ended September 30, 2012, Petrobras provided an aggregate $801.3 million, or 25%, of our consolidated revenues, which was attributable to our deepwater and midwater segments.

During the quarter ended September 30, 2012, revenues provided by our drilling operations in Angola, Brazil and the U.S. Gulf of Mexico totaled $106.6 million, or 9%, $276.6 million, or 25%, and $373.2 million, or 33%, respectively, of our consolidated revenues. Of these amounts, 95%, 66% and 76% were provided by our deepwater segment, respectively.

During the nine-month period ended September 30, 2012, revenues provided by our drilling operations in Angola, Brazil and the U.S. Gulf of Mexico totaled $379.5 million, or 12%, $818.3 million, or 25%, and $913.2 million, or 28%, respectively, of our consolidated revenues. Of these amounts, 95%, 65% and 73% were provided by our deepwater segment, respectively.

Note 9 -Guarantee of Registered Securities

In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of September 30, 2012. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc also is a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, an indirect, wholly-owned subsidiary and predecessor of Ensco plc ("Ensco Delaware"), in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2012.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the condensed consolidating statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011; the condensed consolidating statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011; the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011; and the condensed consolidating statements of cash flows for the nine-months ended September 30, 2012 and 2011, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.7	$32.4	$—	$1,162.2	$(76.7)	$1,123.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	23.2	32.4	—	544.2	(76.7)	523.1
Depreciation	.1	.9	—	144.2	—	145.2
General and administrative	19.6	—	—	20.6	—	40.2
OPERATING INCOME (LOSS)	(37.2)	(.9)	—	453.2	—	415.1
OTHER INCOME (EXPENSE), NET	(11.3)	—	(12.4)	(1.5)	—	(25.2)
INCOME BEFORE INCOME TAXES	(48.5)	(.9)	(12.4)	451.7	—	389.9
INCOME TAX PROVISION	—	13.0	(7.0)	38.5	—	44.5
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	392.0	95.0	124.1	—	(611.1)	—
NET INCOME	343.5	81.1	118.7	413.2	(611.1)	345.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.9)	—	(1.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$343.5	$81.1	$118.7	$411.3	$(611.1)	$343.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$—	$—	$916.1	$(.5)	$915.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1.4	—	—	476.6	(.5)	477.5
Depreciation	.1	.7	—	135.0	—	135.8
General and administrative	11.6	—	—	29.2	—	40.8
OPERATING INCOME (LOSS)	(13.1)	(.7)	—	275.3	—	261.5
OTHER INCOME (EXPENSE), NET	22.7	3.3	(11.0)	(28.5)	—	(13.5)
INCOME BEFORE INCOME TAXES	9.6	2.6	(11.0)	246.8	—	248.0
INCOME TAX PROVISION	—	13.5	1.2	27.2	—	41.9
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	194.9	93.6	58.3	—	(346.8)	—
NET INCOME	204.5	82.7	46.1	219.6	(346.8)	206.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.6)	—	(1.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$204.5	$82.7	$46.1	$218.0	$(346.8)	$204.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$39.0	$107.7	$—	$3,321.3	$(246.0)	$3,222.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	49.3	107.7	—	1,622.0	(246.0)	1,533.0
Depreciation	.3	2.6	—	421.2	—	424.1
General and administrative	48.1	.1	—	65.7	—	113.9
OPERATING INCOME (LOSS)	(58.7)	(2.7)	—	1,212.4	—	1,151.0
OTHER INCOME (EXPENSE), NET	(31.4)	(5.9)	(39.0)	.4	—	(75.9)
INCOME BEFORE INCOME TAXES	(90.1)	(8.6)	(39.0)	1,212.8	—	1,075.1
INCOME TAX PROVISION	—	45.9	—	73.7	—	119.6
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,040.3	220.6	300.9	—	(1,561.8)	—
NET INCOME	950.2	166.1	261.9	1,139.1	(1,561.8)	955.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.3)	—	(5.3)
NET INCOME ATTRIBUTABLE TO ENSCO	$950.2	$166.1	$261.9	$1,133.8	$(1,561.8)	$950.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$—	$—	$1,842.6	$(1.3)	$1,841.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	3.0	—	—	953.7	(1.3)	955.4
Depreciation	.3	1.2	—	277.3	—	278.8
General and administrative	36.4	—	—	81.9	—	118.3
OPERATING INCOME (LOSS)	(39.7)	(1.2)	—	529.7	—	488.8
OTHER INCOME (EXPENSE), NET	23.3	2.5	(14.6)	(40.6)	—	(29.4)
INCOME BEFORE INCOME TAXES	(16.4)	1.3	(14.6)	489.1	—	459.4
INCOME TAX PROVISION	—	32.8	—	51.4	—	84.2
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	387.4	214.5	76.7	—	(678.6)	—
NET INCOME	371.0	183.0	62.1	437.7	(678.6)	375.2
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$371.0	$183.0	$62.1	$433.5	$(678.6)	$371.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$343.5	$81.1	$118.7	$413.2	$(611.1)	$345.4
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	3.0	—	1.0	—	4.0
Reclassification of gains and losses on derivative instruments from other comprehensive (income) loss into net income	—	.1	—	(.4)	—	(.3)
Other	—	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	3.1	—	.6	—	3.7

COMPREHENSIVE INCOME	343.5	84.2	118.7	413.8	(611.1)	349.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.9)	—	(1.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$343.5	$84.2	$118.7	$411.9	$(611.1)	$347.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$204.5	$82.7	$46.1	$219.6	$(346.8)	$206.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(12.3)	—	4.7	—	(7.6)
Reclassification of gains and losses on derivative instruments from other comprehensive (income) loss into net income	—	.1	—	(.6)	—	(.5)
Other	—	—	—	5.8	—	5.8
NET OTHER COMPREHENSIVE INCOME	—	(12.2)	—	9.9	—	(2.3)

COMPREHENSIVE INCOME	204.5	70.5	46.1	229.5	(346.8)	203.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.6)	—	(1.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$204.5	$70.5	$46.1	$227.9	$(346.8)	$202.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$950.2	$166.1	$261.9	$1,139.1	$(1,561.8)	$955.5
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(1.4)	—	11.6	—	10.2
Reclassification of gains and losses on derivative instruments from other comprehensive (income) loss into net income	—	.2	—	(1.4)	—	(1.2)
Other	—	—	—	(1.5)	—	(1.5)
NET OTHER COMPREHENSIVE INCOME	—	(1.2)	—	8.7	—	7.5

COMPREHENSIVE INCOME	950.2	164.9	261.9	1,147.8	(1,561.8)	963.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.3)	—	(5.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$950.2	$164.9	$261.9	$1,142.5	$(1,561.8)	$957.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$371.0	$183.0	$62.1	$437.7	$(678.6)	$375.2
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(9.1)	—	7.5	—	(1.6)
Reclassification of gains and losses on derivative instruments from other comprehensive (income)loss into net income	—	.2	—	(3.0)	—	(2.8)
Other	—	—	—	5.8	—	5.8
NET OTHER COMPREHENSIVE INCOME	—	(8.9)	—	10.3	—	1.4

COMPREHENSIVE INCOME	371.0	174.1	62.1	448.0	(678.6)	376.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$371.0	$174.1	$62.1	$443.8	$(678.6)	$372.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43.2	$2.2	$10.7	$103.7	$—	$159.8
Accounts receivable, net	—	7.5	—	845.7	—	853.2
Accounts receivable from affiliates	1,307.8	167.8	—	2,030.9	(3,506.5)	—
Other	3.1	30.5	—	364.0	—	397.6
Total current assets	1,354.1	208.0	10.7	3,344.3	(3,506.5)	1,410.6
PROPERTY AND EQUIPMENT, AT COST	1.8	30.1	—	15,548.7	—	15,580.6
Less accumulated depreciation	1.0	22.7	—	2,436.9	—	2,460.6
Property and equipment, net	.8	7.4	—	13,111.8	—	13,120.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,694.4	3,567.7	776.6	5,096.9	(12,135.6)	—
INVESTMENTS IN AFFILIATES	13,843.4	3,176.0	5,102.0	—	(22,121.4)	—
OTHER ASSETS, NET	12.0	68.7	—	349.0	—	429.7
	$17,904.7	$7,027.8	$5,889.3	$25,176.0	$(37,763.5)	$18,234.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5.6	$31.5	$23.4	$806.9	$—	$867.4
Accounts payable to affiliates	1,994.6	115.4	—	1,396.5	(3,506.5)	—
Short-term debt	—	—	—	—	—	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,000.2	146.9	23.4	2,250.9	(3,506.5)	914.9
DUE TO AFFILIATES	1,742.0	2,708.2	667.9	7,017.5	(12,135.6)	—
LONG-TERM DEBT	2,468.6	149.0	2,048.9	156.4	—	4,822.9
DEFERRED INCOME TAXES	—	320.0	—	7.0	—	327.0
OTHER LIABILITIES	—	—	11.2	464.4	—	475.6
ENSCO SHAREHOLDERS' EQUITY	11,693.9	3,703.7	3,137.9	15,273.0	(22,121.4)	11,687.1
NONCONTROLLING INTERESTS	—	—	—	6.8	—	6.8
Total equity	11,693.9	3,703.7	3,137.9	15,279.8	(22,121.4)	11,693.9
	$17,904.7	$7,027.8	$5,889.3	$25,176.0	$(37,763.5)	$18,234.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236.6	$—	$22.6	$171.5	$—	$430.7
Accounts receivable, net	—	.3	5.2	846.2	—	851.7
Accounts receivable from affiliates	1,268.4	89.8	278.2	1,194.5	(2,830.9)	—
Other	2.8	35.2	46.2	314.7	—	398.9
Total current assets	1,507.8	125.3	352.2	2,526.9	(2,830.9)	1,681.3
PROPERTY AND EQUIPMENT, AT COST	1.8	30.6	—	14,451.0	—	14,483.4
Less accumulated depreciation	.7	23.8	—	2,037.0	—	2,061.5
Property and equipment, net	1.1	6.8	—	12,414.0	—	12,421.9
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,002.3	2,486.9	313.5	3,638.7	(8,441.4)	—
INVESTMENTS IN AFFILIATES	12,041.9	2,966.0	4,802.6	—	(19,810.5)	—
OTHER ASSETS, NET	13.9	83.4	9.8	414.5	—	521.6
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30.4	$20.0	$27.4	$1,082.3	$—	$1,160.1
Accounts payable to affiliates	575.1	606.6	85.2	1,564.0	(2,830.9)	—
Short-term debt	125.0	—	—	—	—	125.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	730.5	626.6	112.6	2,693.8	(2,830.9)	1,332.6
DUE TO AFFILIATES	2,191.7	1,058.2	401.3	4,790.2	(8,441.4)	—
LONG-TERM DEBT	2,465.7	149.0	2,072.5	190.4	—	4,877.6
DEFERRED INCOME TAXES	—	326.8	—	12.7	—	339.5
OTHER LIABILITIES	—	5.2	18.7	440.7	—	464.6
ENSCO SHAREHOLDERS' EQUITY	10,179.1	3,502.6	2,873.0	14,135.1	(19,810.5)	10,879.3
NONCONTROLLING INTERESTS	—	—	—	5.2	—	5.2
Total equity	10,179.1	3,502.6	2,873.0	14,140.3	(19,810.5)	10,884.5
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(83.3)	$(45.1)	$(12.8)	$1,728.8	$—	$1,587.6
INVESTING ACTIVITIES
Additions to property and equipment	—	.5	—	(1,584.3)	—	(1,583.8)
Proceeds from disposition of assets	—	—	—	62.3	—	62.3
Other	—	—	—	4.5	—	4.5
Net cash (used in) provided by investing activities	—	.5	—	(1,517.5)	—	(1,517.0)
FINANCING ACTIVITIES
Cash dividends paid	(260.9)	—	—	—	—	(260.9)
Commercial paper borrowings, net	(125.0)	—	—	—	—	(125.0)
Reimbursement of equity issuance cost	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(30.9)	—	(30.9)
Advances (to) from affiliates	198.9	34.9	.9	(234.7)	—	—
Other	10.2	11.9	—	(15.4)	—	6.7
Net cash provided by (used in) financing activities	(110.1)	46.8	.9	(281.0)	—	(343.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193.4)	2.2	(11.9)	(67.8)	—	(270.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43.2	$2.2	$10.7	$103.7	$—	$159.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2011 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$18.2	$(34.4)	$(49.0)	$467.2	$—	$402.0
INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	—	—	92.9	(2,748.9)	—	(2,656.0)
Additions to property and equipment	—	(4.8)	—	(493.6)	—	(498.4)
Proceeds from disposition of assets	—	—	—	46.1	—	46.1
Other	—	—	—	(4.5)	—	(4.5)
Net cash (used in) provided by investing activities	—	(4.8)	92.9	(3,200.9)	—	(3,112.8)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	—	—	—	—	2,462.8
Cash dividends paid	(211.4)	—	—	—	—	(211.4)
Reduction of long-term borrowings	—	—	(181.0)	(15.7)	—	(196.7)
Commercial paper borrowings, net	175.0	—	—	—	—	175.0
Equity financing costs	(70.5)	—	—	—	—	(70.5)
Debt financing costs	(27.2)	(4.7)	—	—	—	(31.9)
Advances (to) from affiliates	(2,226.1)	26.2	167.3	2,032.6	—	—
Other	—	27.3	—	(13.9)	—	13.4
Net cash provided by (used in) financing activities	102.6	48.8	(13.7)	2,003.0	—	2,140.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.7)	—	(.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120.8	9.6	30.2	(731.4)	—	(570.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	—	1,028.2	—	1,050.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124.2	$28.7	$30.2	$296.8	$—	$479.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as updated in our subsequent quarterly reports, and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

As an industry leader in customer satisfaction, we place significant focus on achieving a safe, zero-incident workplace. Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry and our active premium jackup fleet is the largest of any offshore drilling company. We own and operate an offshore drilling rig fleet of 75 rigs, including rigs under construction. Our rig fleet includes nine deepwater drillships, 20 semisubmersible rigs and 46 independent leg jackups. We currently have three ultra-deepwater drillships and three ultra-premium harsh environment jackup rigs under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

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

Oil prices generally remained between $85 and $100 per barrel during the third quarter of 2012. If pricing remains stable, we expect to see increased investment by operators in general, and in the deepwater segment in particular. In response to our long-term view of the strong underlying fundamentals of our industry, we recently entered into agreements with Samsung Heavy Industries (“SHI”) to construct two ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are scheduled for delivery during the second half of 2014. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular. We believe our strong balance sheet, over $9 billion of contract backlog, $1.9 billion of available revolving credit facilities and our $1.0 billion commercial paper program will enable us to meet the capital expenditure obligations associated with our newbuild rig construction contracts and sustain an adequate level of liquidity during the remainder of 2012 and beyond.

Our business consists of three reportable segments: (1) Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet or greater, (2) Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less and (3) Jackup, which consists of all our independent leg jackup rigs. Each of our three reportable segments provides one service, contract drilling.  We also manage the drilling operations for three deepwater rigs, which are included in "Other."

BUSINESS ENVIRONMENT

Deepwater

Deepwater activity remained strong during the third quarter of 2012, with rising backlog and upward pressure on day rates as fewer rigs remain available for work beginning in late-2013. Day rates for both ultra-deepwater drillships and semisubmersibles exceeded $600,000 during the quarter, and marketed utilization for deepwater rigs in general remained high at 97% and at 99% for ultra-deepwater rigs in particular.
Petrobras continued to pursue its 21 rig newbuild construction program in Brazil by signing additional contracts with a number of contractors with terms of 15 years each. The Brazilian government announced a new round of block auctions to occur in mid-2013 that may provide opportunity for independent operators to become more active in Brazil, which would be a positive development for the deepwater market. Marketed utilization for ultra-deepwater rigs in Brazil was 100% and the respective aggregate rig count is now at 39, compared to 29 in early 2012. Demand for deepwater drilling also is expected to increase in French Guiana as operators move to assess this new geologic trend.
In the U.S. Gulf of Mexico, where marketed utilization was approximately 97% for deepwater rigs and 100% for ultra-deepwater rigs, additional requirements were reported as sublet activity continued. Hurricane Isaac created some disruption to drilling operations, but nominal damage was observed across the region's fleet. Expectations are that a meaningful number of ultra-deepwater rigs may mobilize to the region in the near to intermediate term as drilling contracts for newbuilds are awarded.
The ultra-deepwater market in West Africa remained fully utilized with expectations of maintaining full utilization through the remainder of 2012. Robust deepwater tender activity continued with recent day rates exceeding $600,000, and limited near-term rig availability is expected to support utilization and day rates in the region during the remainder of 2012 and through 2013. Angola, Gabon and Equatorial Guinea continue to generate new drilling opportunities as do new discoveries offshore East Africa and Mexico. Deepwater activity also is expected to increase during 2013 in areas of South East Asia and Australia.
Worldwide rig supply in the deepwater segment continues to increase as a result of newbuild construction programs.  It has been reported that over 104 newbuild drillships and semisubmersible rigs capable of drilling in water depths of 4,500 feet or greater currently are under construction, 17 of which are scheduled for delivery during the remainder of 2012 and over 20 of which are scheduled for delivery during 2013. All deepwater newbuild rigs scheduled for delivery during 2012 are contracted, while over 10 expected newbuild rig deliveries for 2013 are contracted.  Accordingly, we expect newbuild deepwater rigs will be absorbed into the market without a significant effect on utilization and day rates.
Despite increasing supply from newbuild construction, if a further increase in contracting of deepwater rigs occurs in the near-term, a slight undersupply may result during the remainder of 2012 and early 2013. This may provide additional upward pressure on utilization and day rates across certain regions, along with potential correlated movements in operating costs.

Midwater

During the third quarter of 2012, the midwater segment remained challenging for long-term work, but short-term contracting was steady, with global marketed utilization at 94%. In the North Sea, marketed utilization was 100%, and utilization in other regions slightly increased as certain rigs returned to work in West Africa and South East Asia. However, utilization and day rates may come under pressure if multiple midwater rigs in Brazil that have contracts expiring over the next 12 to 18 months are not re-contracted in the region.
Worldwide rig supply in the midwater segment is not expected to increase significantly in the near-term.  It has been reported that eight newbuild semisubmersible rigs capable of drilling in water depths of 4,499 feet or less are under construction, two of which are scheduled for delivery during the remainder of 2012 while the remaining newbuild midwater rigs will not be delivered until 2014 and beyond.  All of the newbuild midwater rigs scheduled for delivery in 2012 are contracted while four expected newbuild rig deliveries for 2014 and beyond are contracted.  Due to competition with higher specification drilling rigs and the potential oversupply of midwater rigs in certain regions, we expect utilization and day rates to remain under pressure in the near to intermediate term.

Jackup

Jackup utilization and day rates during the third quarter of 2012 remained consistent, with marketed utilization at 93% and demand growth expected through 2013. In the U.S. Gulf of Mexico and Middle East, marketed utilization was at 87% and 89%, respectively, while in the North Sea and South East Asia, marketed utilization was at 95% and 94%, respectively. Additional contracting opportunities exist in Gabon, Nigeria, Cameroon, Cote D'Ivoire and Congo. Day rates may improve if coupled with reduced availability and stable oil prices.
Demand remains strong in the Middle East and is expected to continue throughout the remainder of the year and into 2013, as a result of requirements from Saudi Aramco and a number of other operators in the region. Recent contracting activity and outstanding tenders for near-term work indicates additional support for utilization and day rates in the region; however, newbuild deliveries expected in 2013 and 2014 may offset further significant upside in the intermediate term.
Demand remained robust for both standard duty and heavy duty jackup rigs in the North Sea with recent additional inquiries and tenders issued by operators for work beginning in mid-2013 and into 2014. Availability remains tight due to recent commitments and relatively high barriers to entry. Although more drilling rigs may enter the North Sea, we expect upward pressure on utilization and day rates in the near-term.
Demand remained consistent for jackup rigs in the U.S. Gulf of Mexico, with only minor delays and damage from Hurricane Isaac reported by operators and contractors. Upward pressure on utilization and day rates is expected as new contracts are awarded with longer terms, coupled with recent departures of numerous rigs from the region. In Mexico, the pace of tendering and contract extensions has slowed; however, tender activity in Mexico may increase later in 2012 with some upward pressure expected thereafter on utilization and day rates.
Worldwide rig supply in the jackup segment continues to increase as a result of newbuild construction programs.  It has been reported that over 95 newbuild jackup rigs are under construction, over 25 of which are scheduled for delivery during the remainder of 2012 and 45 of which are scheduled for delivery during 2013. More than half of the newbuild jackup rigs scheduled for delivery during 2012 are contracted, while over five expected newbuild rig deliveries for 2013 are contracted.  It is uncertain whether the market in general or any geographic region in particular will be able to fully absorb newbuild jackup rig deliveries in the near-term.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,123.6	$915.6	$3,222.0	$1,841.3
Operating expenses
Contract drilling (exclusive of depreciation)	523.1	477.5	1,533.0	955.4
Depreciation	145.2	135.8	424.1	278.8
General and administrative	40.2	40.8	113.9	118.3
Operating income	415.1	261.5	1,151.0	488.8
Other expense, net	(25.2)	(13.5)	(75.9)	(29.4)
Provision for income taxes	44.5	41.9	119.6	84.2
Net income	345.4	206.1	955.5	375.2
Net income attributable to noncontrolling interests	(1.9)	(1.6)	(5.3)	(4.2)
Net income attributable to Ensco	$343.5	$204.5	$950.2	$371.0

Revenues and operating income increased $208.0 million, or 23%, and $153.6 million, or 59%, respectively, for the quarter ended September 30, 2012 as compared to the prior year quarter. The increase in revenues and operating income primarily was due to an increase in utilization and average day rates of our deepwater segment (inclusive of newbuild additions to the fleet) and our jackup segment, slightly offset by a decrease in midwater utilization and average day rates. See below for additional information on our operating results by segment.

Excluding an increase of $832.3 million in revenues and $343.9 million in operating income attributable to the impact of the Merger, revenues and operating income increased by $548.4 million, or 44%, and $318.3 million, or 89%, respectively, for the nine-month period ended September 30, 2012 as compared to the prior year period. The increase in revenues and operating income primarily was due to an increase in utilization and average day rates of our jackup segment and our deepwater segment (inclusive of newbuild additions to the fleet). See below for additional information on our operating results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future periods as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of September 30, 2012 and 2011:

	2012	2011

Deepwater(1)	20	17
Midwater	6	6
Jackup(2)	44	46
Under construction(1)(3)	6	6
Total	76	75

(1)	ENSCO 8505 was delivered in January 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract in late June 2012.

ENSCO DS-6 was delivered in January 2012; underwent customer specified upgrades in a shipyard in Singapore; and currently is mobilizing to Angola in preparation of its five-year contract, which is expected to commence drilling operations during the first quarter of 2013.

ENSCO 8506 was delivered during the third quarter of 2012 and is expected to commence drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

(2)	We sold ENSCO 59 and ENSCO 61 during the second quarter of 2012.

(3)
During the second quarter of 2012, we entered into agreements with SHI to construct our sixth and seventh ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are uncontracted and scheduled for delivery during the second half of 2014.

In October 2011, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct an ultra-high specification harsh environment jackup rig (ENSCO 122). This rig is uncontracted and scheduled for delivery during the second half of 2014.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rig Utilization(1)
Deepwater	90%	74%	89%	78%
Midwater	74%	89%	74%	86%
Jackup	83%	77%	83%	75%
Total	84%	77%	84%	76%
Average Day Rates(2)
Deepwater	$402,489	$391,129	$391,963	$364,035
Midwater	221,420	239,379	225,343	238,860
Jackup	108,588	99,775	104,399	98,638
Total	$200,409	$178,006	$191,155	$152,984

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

Three Months Ended September 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$629.2	$93.8	$380.9	$19.7	$1,123.6	$—	$1,123.6
Operating expenses
Contract drilling (exclusive of depreciation)	245.6	65.2	189.9	22.4	523.1	—	523.1
Depreciation	83.4	16.8	42.7	.5	143.4	1.8	145.2
General and administrative	—	—	—	—	—	40.2	40.2
Operating income (loss)	$300.2	$11.8	$148.3	$(3.2)	$457.1	$(42.0)	$415.1

Three Months Ended September 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$440.4	$121.3	$330.1	$23.8	$915.6	$—	$915.6
Operating expenses
Contract drilling (exclusive of depreciation)	233.0	72.1	154.7	17.7	477.5	—	477.5
Depreciation	73.5	15.7	44.2	.6	134.0	1.8	135.8
General and administrative	—	—	—	—	—	40.8	40.8
Operating income (loss)	$133.9	$33.5	$131.2	$5.5	$304.1	$(42.6)	$261.5

Nine Months Ended September 30, 2012

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items		Consolidated Total

Revenues	$1,749.5	$286.4	$1,123.6	$62.5	$3,222.0	$—	—	$3,222.0
Operating expenses
Contract drilling (exclusive of depreciation)	738.2	191.7	547.9	55.2	1,533.0	—	—	1,533.0
Depreciation	237.8	49.2	128.2	1.5	416.7	7.4	—	424.1
General and administrative	—	—	—	—	—	113.9	—	113.9
Operating income (loss)	$773.5	$45.5	$447.5	$5.8	$1,272.3	$(121.3)	—	$1,151.0

Nine Months Ended September 30, 2011

	Deepwater	Midwater	Jackup	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$770.8	$157.5	$882.7	$30.3	$1,841.3	$—	$1,841.3
Operating expenses
Contract drilling (exclusive of depreciation)	385.0	95.0	450.4	25.0	955.4	—	955.4
Depreciation	123.7	20.9	129.8	1.5	275.9	2.9	278.8
General and administrative	—	—	—	—	—	118.3	118.3
Operating income (loss)	$262.1	$41.6	$302.5	$3.8	$610.0	$(121.2)	$488.8

Deepwater

Deepwater revenues for the quarter ended September 30, 2012 increased by $188.8 million, or 43%, as compared to the prior year quarter, primarily due to an increase in utilization to 90% from 74% in the prior year quarter. The increase in utilization was attributable to ENSCO 8505 and ENSCO 8504, which were added to our deepwater fleet and commenced drilling operations during the second quarter of 2012 and third quarter of 2011, respectively; various rigs which incurred idle time while undergoing shipyard enhancement and routine repair and maintenance projects during the prior year quarter; and ENSCO DS-5 and ENSCO 5006, which experienced significant downtime for repairs during the prior year quarter. Contract drilling expense increased by $12.6 million, or 5%, as compared to the prior year quarter, primarily due to the aforementioned increase in utilization; an increase in mobilization expense; and idle time incurred on various rigs in the shipyard during the prior year quarter as previously noted. This increase was partially offset by $30.6 million related to the settlement of third-party claims during the quarter. Depreciation expense increased by $9.9 million, or 13%, primarily due to the aforementioned additions to our deepwater fleet.

Excluding an increase of $668.1 million attributable to the impact of the Merger, deepwater revenues for the nine-month period ended September 30, 2012 increased by $310.6 million, or 79%, as compared to the prior year period. The increase primarily was due to ENSCO 8505, ENSCO 8504 and ENSCO 8503, which were added to our deepwater fleet and commenced drilling operations during the second quarter of 2012 and the third and first quarters of 2011, respectively; and increased utilization of ENSCO 7500, which was undergoing a shipyard enhancement project during the prior year period. Excluding an increase of $243.7 million attributable to the impact of the Merger, contract drilling expense for the nine-month period increased by $109.5 million, or 72%, as compared to the prior year period, primarily due to the additions to our fleet and ENSCO 7500 as previously noted; and an increase in mobilization and other reimbursable expenses. The increase in contract drilling expense attributable to the impact of the Merger is net of $52.8 million related to the settlement of third-party claims during the nine-month period ended September 30, 2012. Depreciation expense increased by $21.9 million, or 39%, excluding a $92.2 million increase in expense attributable to the impact of the Merger, primarily due to the aforementioned additions to our deepwater fleet.

Midwater

Midwater revenues for the three-month and nine-month periods ended September 30, 2012 were $93.8 million and $286.4 million, respectively. These revenues were attributable to our midwater fleet acquired in connection with the Merger, which is comprised of five semisubmersible rigs currently located in Brazil and one semisubmersible rig located in West Africa. Midwater revenues and contract drilling expense for the three-month period ended September 30, 2012 decreased $27.5 million, or 23%, and $6.9 million, or 10%, respectively, as compared to the prior year quarter, primarily due to a decline in utilization to 74% from 89% in the prior year quarter related to idle time incurred on ENSCO 5003 and ENSCO 6000.

Jackup

Jackup revenues for the quarter ended September 30, 2012 increased by $50.8 million, or 15%, as compared to the prior year quarter, primarily due to a 9% increase in average day rates and an increase in utilization to 83% from 77% in the prior year quarter. Increased average day rates and utilization primarily were attributable to increased drilling activity in the Middle East and Asia Pacific markets. Contract drilling expense for the quarter increased by $35.2 million, or 23%, as compared to the prior year quarter, primarily due to increased utilization, personnel costs and a gain associated with the cash settlement of our insurance claim made under our package policy for ENSCO 69 during the prior year quarter. Depreciation expense for the quarter decreased $1.5 million, or 3%, as compared to the prior year quarter, primarily due to the sale of ENSCO 59 and ENSCO 61 in June 2012.

Excluding an increase of $3.1 million attributable to the impact of the Merger, jackup revenues for the nine-month period ended September 30, 2012 increased by $237.8 million, or 28%, as compared to the prior year period, primarily due to an increase in utilization to 93% from 77% in the prior year period and a 7% increase in average day rates. Increased utilization and average day rates primarily were attributable to increased drilling activity in the Middle East, Europe and Asia Pacific markets. As a result, certain previously cold stacked rigs were reactivated and commenced drilling operations under long-term contracts. Excluding an increase of $1.0 million attributable to the impact of the Merger, contract drilling expense for the nine-month period ended September 30, 2012 increased by $96.5 million, or 22%, as compared to the prior year period, primarily due to increased utilization, personnel costs and a gain associated with the cash settlement of our insurance claim made under our package policy for ENSCO 69 during the prior year quarter. Excluding an increase of $4.3 million attributable to the impact of the Merger, depreciation expense for the nine-month period ended September 30, 2012 declined $5.9 million, or 5%, as compared to the prior year period, primarily due to the sale of ENSCO 95 in June 2011.
Other
Other revenues and contract drilling expense for the three-month and nine-month periods ended September 30, 2012 and 2011 were attributable to the managed drilling rig operations we acquired in connection with the Merger, in addition to our only barge rig that was sold in September 2012 for $4.5 million. We recognized a pre-tax loss of $7.8 million in connection with the disposal, which was included in contract drilling expense.

Reconciling Items

 General and administrative expense for the quarter ended September 30, 2012 decreased $600,000, or 1%, as compared to the prior year quarter. Professional fees, severance payments and other transaction-related costs associated with the Merger totaled $7.0 million in the prior year quarter. Excluding these items, general and administrative expense increased $6.4 million, primarily due to a general increase in costs as a result of the Merger and additional compensation expense related to the previously announced retirement of a senior executive during third quarter 2012.

For the nine-month period ended September 30, 2012, general and administrative expense decreased $4.4 million, or 4%, as compared to the prior year period, primarily due to professional fees incurred during the prior year period in connection with the Merger, partially offset by a general increase in costs as a result of the Merger and lease termination costs associated with our former U.S. administrative office in Dallas, TX.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income	$5.5	$6.5	$17.2	$9.0
Interest expense, net:
Interest expense	(57.3)	(57.9)	(172.4)	(118.0)
Capitalized interest	26.4	27.1	76.9	63.5
	(30.9)	(30.8)	(95.5)	(54.5)
Other, net	.2	10.8	2.4	16.1
	$(25.2)	$(13.5)	$(75.9)	$(29.4)

Interest income for the three-month period ended September 30, 2012 declined as compared to the respective prior year quarter due to declining outstanding principal amounts due from customers on certain long-term drilling contracts for reimbursement of mobilization and upgrade costs. Interest expense for the three-month period ended September 30, 2012 was comparable to the prior year period as our outstanding principal debt balances remained comparable to the prior period. Interest expense capitalized during the three-month period ended September 30, 2012 decreased as compared to the prior year quarter, due to a decline in the average outstanding amount of capital invested in, and classified as, work-in-process related to our newbuild construction.

Interest income for the nine-month period ended September 30, 2012 increased as compared to the respective prior year period due to interest earned on the aforementioned long-term drilling contracts for reimbursement of mobilization and upgrade costs, which were acquired in connection with the Merger.  Interest expense increased over the same period, primarily due to an increase in outstanding debt resulting from $1.9 billion aggregate principal amount of debt assumed in connection with the Merger and, to a lesser extent, our public offering in March 2011 of $2.5 billion aggregate principal amount of senior notes. Interest expense capitalized during the nine-month period ended September 30, 2012 increased $13.4 million, or 21%, as compared to the prior year period, due to the aforementioned increase in outstanding debt and an increase in the average outstanding amount of capital invested in drilling rigs that were acquired in connection with Merger while under construction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates.

 During the three-month and nine-month periods ended September 30, 2012, other, net, included net unrealized gains from marketable securities held in our supplemental executive retirement plans. These gains were partially offset by net foreign currency exchange losses of $1.7 million and $2.6 million for the respective periods.

Net foreign currency exchange gains of $11.8 million and $11.3 million were included in other, net, for the three-month and nine-month periods ended September 30, 2011, respectively.  A net gain of $4.8 million associated with the sale of our auction rate securities was included in other, net, for the nine-month period ended September 30, 2011.

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
Income tax expense was $44.5 million and $41.9 million for the three-month periods ended September 30, 2012 and 2011, respectively. The $2.6 million increase in income tax expense as compared to the prior year quarter primarily was due to increased profitability, partially offset by a decrease in our consolidated effective income tax rate to 11.4% from 16.9% in the prior year quarter. Our consolidated effective income tax rate for the three-month period ended September 30, 2012 includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the three-month period ended September 30, 2012 was 12.5% compared to a consolidated effective income tax rate, excluding discrete tax items, of 16.3% for the three-month period ended September 30, 2011.
Income tax expense was $119.6 million and $84.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The $35.4 million increase in income tax expense as compared to the prior nine-month period primarily was due to increased profitability, partially offset by a decrease in our consolidated effective income tax rate to 11.1% from 18.3% in the prior nine-month period. Our consolidated effective income tax rate for the nine-month period ended September 30, 2012 includes the impact of various discrete tax items, the majority of which are attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the resolutions of prior period tax matters. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the nine-month period ended September 30, 2012 was 12.1% compared to a consolidated effective income tax rate, excluding discrete tax items, of 15.4% for the prior nine-month period.
The decrease in our consolidated effective income tax rate for both periods primarily was attributable to the impact of the Merger and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates. This was partially offset by the impact of the expiration of the Look-thru Rule for Related Controlled Foreign Corporations under Internal Revenue Code Section 954(c)(6) on December 31, 2011. The Look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by a controlled foreign corporation from a related controlled foreign corporation that would otherwise be taxable pursuant to the Subpart F regime.
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

During the nine-month period ended September 30, 2012, our primary source of cash was $1.6 billion generated from operating activities; $66.7 million from reimbursement of equity issuance costs incurred in the prior year; and $62.3 million of proceeds from the sale of two jackup rigs and our only barge rig. Our primary use of cash for the same period was $1.6 billion for the construction, enhancement and other improvement of our drilling rigs, including $1.2 billion invested in newbuild construction; $260.9 million for the payment of dividends; $125.0 million for the reduction of short-term borrowings under our commercial paper program; and $30.9 million for the reduction of long-term borrowings.

During the nine-month period ended September 30, 2011, our primary source of cash was $2.5 billion in proceeds from the issuance of our senior notes and $402.0 million generated from operating activities.  Our primary use of cash for the same period was $2.8 billion paid for the cash consideration of the Merger; $498.4 million for the construction, enhancement and other improvement of our drilling rigs, including $255.5 million invested in our newbuild construction; $211.4 million for the payment of dividends; and $196.7 million for the reduction of long-term borrowings.

Cash Flow and Capital Expenditures

Our cash flow from operating activities and capital expenditures for the nine-month periods ended September 30, 2012 and 2011 were as follows (in millions):

	2012	2011

Cash flow from operating activities	$1,587.6	$402.0
Capital expenditures
New rig construction	$1,208.6	$255.5
Rig enhancements	225.5	141.5
Minor upgrades and improvements	149.7	101.4
	$1,583.8	$498.4

Cash flow from operating activities increased $1.2 billion, or 295%, for the nine-month period ended September 30, 2012 as compared to the prior year period. The increase primarily resulted from a $1.4 billion increase in cash receipts from contract drilling services, a $35.8 million decrease in cash payments related to general and administrative expense and a $6.5 million decline in tax payments. The aforementioned items were partially offset by a $231.7 million increase in cash payments related to contract drilling expenses and a $111.6 million increase in cash payments for net interest. The above fluctuations primarily were attributable to the Merger.

We continue to maintain our long-established strategy of high-grading our drilling rig fleet by investing in newer equipment while expanding the size and quality of our deepwater drilling rig fleet. ENSCO 8505 was delivered in January 2012 and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico in June 2012. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades in a shipyard in Singapore, and currently is mobilizing to Angola in preparation of its five-year contract, which is expected to commence drilling operations during the first quarter of 2013. ENSCO 8506 was delivered during the third quarter of 2012 and is expected to commence drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.
We also have remaining three uncontracted ultra-deepwater drillships (ENSCO DS-7, ENSCO DS-8 and ENSCO DS-9) under construction with scheduled delivery dates in the third quarter of 2013 and the second half of 2014, respectively. Additionally, we have three ultra-high specification harsh environment jackup rigs under construction with KFELS (ENSCO 120, ENSCO 121 and ENSCO 122). These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.
We have significant contractual commitments related to our newbuild construction agreements. We expect to fund these commitments from our future operating cash flows, funds borrowed under our commercial paper program and, if necessary, funds borrowed under our credit facilities or other future financing arrangements.  The actual timing of our contractual construction payments may vary based on the completion of various construction milestones, which, to a large extent, are beyond our control.
The following table summarizes the aggregate amount of contractual payments made as of September 30, 2012 and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid	2013	2014	Total(1)

ENSCO DS-7(2)	$149.4	$349.3	$—	$498.7
ENSCO DS-8(3)	53.8	107.6	376.6	538.0
ENSCO DS-9(3)	52.5	104.9	367.3	524.7
ENSCO 8506(4)	518.5	—	—	518.5
ENSCO 120(5)	43.8	176.5	—	220.3
ENSCO 121(5)	43.8	175.1	—	218.9
ENSCO 122(5)	49.0	—	196.0	245.0
Total	$910.8	$913.4	$939.9	$2,764.1

(1)
Total commitments are based on a fixed-price shipyard construction contract, exclusive of costs associated with commissioning, systems integration testing, project management, capitalized interest expense, inventory and other spares.

(2)	ENSCO DS-7 currently is uncontracted, under construction and scheduled for delivery during the third quarter of 2013.

(3)
During the second quarter of 2012, we entered into agreements with SHI to construct two ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are scheduled for delivery during the second half of 2014.

(4)	ENSCO 8506 was delivered during the third quarter of 2012 and is expected to commence drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

(5)
We have three ultra-high specification harsh environment jackup rigs under construction with KFELS (ENSCO 120, ENSCO 121 and ENSCO 122). These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  The first jackup rig to be delivered is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

Based on our current projections, we expect capital expenditures during 2012 to include approximately $1.3 billion for newbuild construction, approximately $331 million for rig enhancement projects and approximately $210 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2012	December 31, 2011

Total debt	$4,870.4	$5,050.1
Total capital*	$16,557.5	$15,929.4
Total debt to total capital	29.4%	31.7%
  *Total capital consists of total debt and Ensco shareholders' equity.

Senior Notes

As of September 30, 2012, we had outstanding, and make semiannual interest payments on, $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040.

Revolving Credit

We have a $1.45 billion revolving unsecured credit facility with a five-year term, expiring in May 2016, to be used for general corporate purposes and as a backstop to our commercial paper program ("the Five-Year Credit Facility"). Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.2% per annum) on the total $1.45 billion commitment, which also is based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion. We had no amounts outstanding under the Five-Year Credit Facility as of September 30, 2012 and December 31, 2011.

We have a $450.0 million revolving unsecured credit facility with a 364-day term, expiring in May 2013, to be used for general corporate purposes and as a backstop to our commercial paper program ("the 364-Day Credit Facility"). Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 9, 2013 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.125% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.09% per annum) on the total $450.0 million commitment. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million. We had no amounts outstanding under the 364-Day Credit Facility as of September 30, 2012 and December 31, 2011.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of September 30, 2012 and $125.0 million outstanding as of December 31, 2011.

Other Financing

We filed an immediately effective Form S-3 Registration Statement with the Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings from time to time. The registration statement, as amended, expires in January 2015.

As of September 30, 2012, we had an aggregate $203.9 million outstanding under our Maritime Administration bond issues that require semiannual principal and interest payments and are due in 2015, 2016 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.2% debentures due in 2027.

In connection with the termination of the ADS facility and the conversion to Class A ordinary shares during the second quarter of 2012, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time, of Ensco’s ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program would require approval from our shareholders by special resolution.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$159.8	$430.7
Working capital	$495.7	$348.7
Current ratio	1.5	1.3

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends or working capital requirements, from our operating cash flow and funds borrowed under our commercial paper program and/or 364-Day Credit Facility.

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

As of September 30, 2012, we had derivatives outstanding related to cash flow hedges and derivatives not designated as hedging instruments to exchange an aggregate $334.4 million for various foreign currencies.  If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities and related derivatives as of September 30, 2012 would approximate $18.2 million.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 18 months.  See Note 3 to our condensed consolidated financial statements for additional information on our derivative instruments.

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

Property and Equipment

As of September 30, 2012, the carrying value of our property and equipment totaled $13.1 billion, which represented 72% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Based on our annual goodwill impairment test performed as of December 31, 2011, there was no impairment of goodwill, and none of our reporting units were determined to be at risk of a goodwill impairment in the near-term under then-current circumstances.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of September 30, 2012, our condensed consolidated balance sheet included a $317.2 million net deferred income tax liability, a $64.8 million liability for income taxes currently payable and a $55.8 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

We do not provide deferred taxes on the undistributed earnings of ENSCO International Incorporated, an indirect, wholly-owned subsidiary and predecessor of Ensco plc or Ensco United Incorporated, an indirect wholly-owned subsidiary of Ensco and immediate parent company of Pride, because our policy and intention is to reinvest such earnings indefinitely or until such time that they can be distributed in a tax-free manner. We do not provide deferred taxes on the undistributed earnings of ENSCO International Incorporated or Ensco United Incorporated's non-U.S. subsidiaries because our policy and intention is to reinvest such earnings indefinitely.

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

We operate in certain jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations.

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

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Since early 2011, Pride received preliminary inquiries from governmental authorities of certain countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our drilling rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, shareholders, debt holders, or other interest holders or constituents of our company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current customers and potential customers, to attract and retain employees and to access the capital markets.

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

Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $3.1 million for the release of drilling fluid from drilling rigs operating offshore Brazil.  We are contesting these notices and intend to vigorously defend ourselves.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $3.1 million liability related to these matters was recorded as of September 30, 2012.

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

We intend to vigorously defend ourselves in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect the outcome of the proceedings to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2011, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, as updated in our subsequent quarterly reports.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of our equity securities during the quarter ended September 30, 2012:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	4,712	$56.31	—	$—
August 1 - August 31	39,822	$57.34	—	$—
September 1 - September 30	6,648	$57.97	—	$—
Total	51,182	$57.32	—

* In connection with the termination of the ADS facility and the conversion to Class A ordinary shares during the second quarter of 2012, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time, of Ensco’s ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program would require approval from our shareholders by special resolution.

During the quarter ended September 30, 2012, repurchases of our equity securities primarily were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for reissuance in connection with employee share awards.

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

4.4	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).
*10.1	First Amendment to the Ensco plc 2012 Long-Term Incentive Plan dated as of August 21, 2012.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

/s/ JAMES W. SWENT III
Date: November 1, 2012	James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

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

4.4	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).
*10.1	First Amendment to the Ensco plc 2012 Long-Term Incentive Plan dated as of August 21, 2012.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.