Form 10-K
period 2012-12-31
Ensco plc
filed 2013-02-22
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J5BQ (Zip Code)

Registrant's telephone number, including area code: +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Ordinary Shares, U.S. $0.10 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.        Yes ☒       No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐        No ☒

The aggregate market value of the Class A ordinary shares, (based upon the closing price on the New York Stock Exchange on June 30, 2012 of $46.97) of Ensco plc held by non-affiliates of Ensco plc at that date was approximately $9,156,830,000.

As of February 14, 2013, there were 232,709,320 Class A ordinary shares of Ensco plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2013 General Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

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

•
our ability to realize expected benefits from the December 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco’s corporate structure, including the effect of any changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate;

•	delays in actual contract commencement dates;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset or goodwill impairments.

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

PART I

Item 1.  Business

General
Ensco plc is a global offshore contract drilling company. Unless the context requires otherwise, the terms "Ensco," "Company," "we," "us" and "our" refer to Ensco plc together with all its subsidiaries and predecessors.

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own an offshore drilling rig fleet of 74 rigs, including rigs under construction, spanning most of the strategic, high-growth markets around the globe. Our rig fleet includes nine drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 46 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry and our premium jackup fleet is the largest of any offshore drilling company.  We currently have three technologically-advanced drillships and three ultra-premium harsh environment jackup rigs under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major deepwater and shallow-water basin around the world. The regions in which we operate include major markets in Southeast Asia, Australia, the North Sea, the Mediterranean, the U.S. Gulf of Mexico, Mexico and the Middle East, as well as the fastest-growing floater markets in Brazil and West Africa, where some of the world's most prolific geology resides.

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
Acquisitions
We have assembled one of the largest and most capable offshore drilling rig fleets in the world. We have grown our rig fleet through corporate acquisitions, rig acquisitions and new rig construction. A total of seven drillships, including rigs under construction, 11 semisubmersible rigs and 31 jackup rigs in our current fleet were obtained through the acquisitions of Penrod Holding Corporation during 1993, Dual Drilling Company during 1996, Chiles Offshore Inc. during 2002 and Pride International, Inc. during 2011.  During 2010, we acquired ENSCO 109, an ultra-high specification jackup rig constructed in 2008.

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
Drilling Rig Construction and Delivery
We continue to maintain our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment while expanding the size and quality of our floater rig fleet.  During the five-year period ended December 31, 2012, we invested $3.6 billion in the construction of new drilling rigs.

We previously contracted Keppel FELS Limited ("KFELS") to construct seven 8500 Series® ultra-deepwater semisubmersible rigs (the "ENSCO 8500 Series®" rigs) based on our proprietary design. The ENSCO 8500 Series® rigs are enhanced versions of ENSCO 7500 and are capable of drilling in up to 8,500 feet of water. ENSCO 8500 and ENSCO 8501 were delivered in 2008 and 2009, respectively, and commenced drilling operations in the U.S. Gulf of Mexico under long-term contracts during 2009. ENSCO 8502 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during 2010. ENSCO 8503 was delivered in 2010, commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011 and subsequently commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during the first quarter of 2012. ENSCO 8504 was delivered and commenced drilling operations under a long-term contract in Brunei during the third quarter of 2011, and ENSCO 8505 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during the second quarter of 2012. ENSCO 8506, the final rig in the ENSCO 8500 Series®, was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

In connection with the Merger, we acquired seven drillships, two of which were under construction at the time of the Merger. These newbuild drillships are based on a Samsung Heavy Industries ("SHI") proprietary hull design capable of drilling in water depths of up to 10,000 feet of water. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades and commenced drilling operations in Angola under a long-term contract during the first quarter of 2013. ENSCO DS-7 is under construction and scheduled for delivery in the third quarter of 2013. The rig is expected to commence drilling operations under a long-term contract with TOTAL during the fourth quarter of 2013. During the second quarter of 2012, we entered into agreements with SHI to construct two additional ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). These rigs are scheduled for delivery during the second half of 2014 and remain uncontracted.

We previously entered into agreements with KFELS to construct three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122).  These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  ENSCO 120 is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.
Divestitures
Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations, and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Accordingly, we sold our marine transportation service vessel fleet, two platform rigs and two barge rigs during 2003.  We sold one jackup rig and two platform rigs to KFELS during 2004 in connection with the execution of the ENSCO 107 construction agreement.  We disposed of six barge rigs and two platform rigs during 2005 and our last remaining platform rig during 2006. We sold four jackup rigs during 2010 and one jackup rig during 2011. Consistent with this strategy, we sold three jackup rigs, one moored semisubmersible rig and our last remaining barge rig during 2012.
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

The redomestication was accounted for as an internal reorganization of entities under common control and, therefore, Ensco Delaware's assets and liabilities were accounted for at their historical cost basis and not revalued in the transaction. We remain subject to the U.S. Securities and Exchange Commission ("SEC") reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002, as amended, and the applicable corporate governance rules of the New York Stock Exchange ("NYSE"), and we continue to report our consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles ("GAAP"). We also must comply with additional reporting requirements of English law.

Our principal executive office is located at 6 Chesterfield Gardens, London W1J5BQ, England, United Kingdom, and our telephone number is +44 (0) 20 7659 4660.  Our website is www.enscoplc.com.  Information contained on our website is not included as part of, or incorporated by reference into, this report.
Contract Drilling Operations
Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which currently consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We currently own an offshore drilling rig fleet of 74 rigs, including rigs under construction. Our expanded rig fleet includes nine drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 46 jackup rigs.  Of our 74 rigs, 22 are currently located in the North and South America region (excluding Brazil), ten are located in Brazil, nine are located in the Europe and Mediterranean region, 14 are located in the Middle East and Africa region and 19 are located in the Asia Pacific rim region.

Our drilling rigs drill and complete oil and natural gas wells. Demand for our drilling services is based upon many factors beyond our control, including:

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
Backlog Information
Our contract drilling backlog reflects firm commitments, typically represented by signed drilling contracts, and was calculated by multiplying the contracted operating day rate by the firm contract period. The contracted operating day rate excludes certain types of non-recurring revenues for rig mobilization, demobilization, contract preparation, other customer reimbursables, bonus opportunities and amortization of drilling contract intangibles included in “Item 8. Financial Statements and Supplementary Data.” Contract backlog includes drilling contracts signed after each respective balance sheet date but prior to filing each of our annual reports on Form 10-K on February 21, 2013 and February 24, 2012, respectively.

    The following table summarizes our contract backlog of business as of December 31, 2012 and 2011 (in millions):

	2012	2011

Floaters	$8,278.3	$7,635.5
Jackups	2,424.5	1,909.9
Other	145.1	120.8
Total	$10,847.9	$9,666.2

Our Floaters, Jackups and Other segment backlog increased by $642.8 million, $514.6 million and $24.3 million, respectively, primarily due to new contract additions, partially offset by revenues realized during 2012. The following table summarizes our contract backlog of business as of December 31, 2012 and the periods in which such revenues are expected to be realized (in millions):

	2013	2014	2015	2016 and Beyond	Total
Floaters	$2,817.4	$2,345.9	$1,684.9	$1,430.1	$8,278.3
Jackups	1,193.1	764.1	311.8	155.5	2,424.5
Other	77.1	55.2	12.8	—	145.1
Total	$4,087.6	$3,165.2	$2,009.5	$1,585.6	$10,847.9

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

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During 2012, our five largest customers accounted for 48% of consolidated revenues. Petrobras, our largest customer, accounted for 24% of 2012 consolidated revenues.
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
Non-U.S. Operations
Revenues from non-U.S. operations were 70%, 73% and 75% of our total consolidated revenues during 2012, 2011 and 2010, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment,

•	expropriation or nationalization of a customer's property or drilling rights,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.
See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not associated with U.S. operations."
Executive Officers
    The table below sets forth certain information regarding our principal officers including our executive officers:

Name	Age	Position
Daniel W. Rabun	58	Chairman, President and Chief Executive Officer
J. Mark Burns	56	Executive Vice President - Chief Operating Officer
James W. Swent III	62	Executive Vice President and Chief Financial Officer (principal financial officer)
Steven J. Brady	53	Senior Vice President - Western Hemisphere
John S. Knowlton	53	Senior Vice President - Technical
P. Carey Lowe	54	Senior Vice President - Eastern Hemisphere
Kevin C. Robert	54	Senior Vice President - Marketing
Brady K. Long	40	Vice President - General Counsel and Secretary
Robert W. Edwards, III	35	Controller (principal accounting officer)

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Daniel W. Rabun joined Ensco in March 2006 as President and as a member of the Board of Directors. Mr. Rabun was appointed to serve as our Chief Executive Officer effective January 1, 2007 and elected Chairman of the Board of Directors in 2007.  Prior to joining Ensco, Mr. Rabun was a partner at the international law firm of Baker & McKenzie LLP where he had practiced law since 1986, except for one year when he served as Vice President, General Counsel and Secretary of a company in Dallas, Texas. Mr. Rabun provided legal advice and counsel to us for over fifteen years before joining Ensco and served as one of our directors during 2001. He has been a Certified Public Accountant since 1976 and a member of the Texas Bar since 1983.  Mr. Rabun holds a Bachelor of Business Administration Degree in Accounting from the University of Houston and a Juris Doctorate Degree from Southern Methodist University. He also served as Chairman of the International Association of Drilling Contractors in 2012.

J. Mark Burns joined Ensco in 2008 and was appointed to his current position of Executive Vice President and Chief Operating Officer in September 2012. Prior to his current position, Mr. Burns served Ensco as Senior Vice President—Western Hemisphere, Senior Vice President and as President of ENSCO Offshore International Company, a subsidiary of Ensco. Prior to joining Ensco, Mr. Burns served in various international capacities with Noble Corporation (a leading offshore drilling contractor), including his most recent position as Vice President & Division Manager responsible for offshore units located in the Gulf of Mexico. In 2007, Mr. Burns was named IADC Drilling Contractor of the Year. Mr. Burns holds a Bachelor of Arts Degree in Business and Political Science from Sam Houston State University.

James W. Swent III joined Ensco in 2003 and was appointed to his current position of Executive Vice President – Chief Financial Officer in July 2012. Prior to his current position, Mr. Swent served as Senior Vice President – Chief Financial Officer. Prior to joining Ensco, Mr. Swent served as Co-Founder and Managing Director of Amrita Holdings, LLC since 2001.   Mr. Swent previously held various financial executive positions in the information technology, telecommunications and manufacturing industries, including positions with Memorex Corporation and Nortel Networks.  He served as Chief Financial Officer and Chief Executive Officer of Cyrix Corporation from 1996 to 1997 and Chief Financial Officer and Chief Executive Officer of American Pad and Paper Company from 1998 to 2000.

Mr. Swent holds a Bachelor of Science Degree in Finance and a Master Degree in Business Administration from the University of California at Berkeley.

Steven J. Brady joined Ensco in 2002 and was appointed to his current position of Senior Vice President – Western Hemisphere in August 2012. Prior to his current position, Mr. Brady served as Vice President – Europe and Mediterranean, General Manager – Middle East and Asia Pacific, and in other leadership positions in the Eastern Hemisphere. Prior to joining Ensco, Mr. Brady spent 18 years in various technical and managerial roles for ConocoPhillips in locations around the world. Mr. Brady holds a Bachelor of Science Degree in Petroleum Engineering from Mississippi State University.

John S. Knowlton joined Ensco in 1998 and was appointed to his current position of Senior Vice President – Technical in May 2011. Prior to his current position, Mr. Knowlton served Ensco as Vice President – Engineering & Capital Projects, General Manager – North & South America, Operations Manager – Asia Pacific Rim, and Operations Manager overseeing the construction and operation of our first ultra-deepwater semisubmersible, rig ENSCO 7500. Before joining Ensco, Mr. Knowlton served in various domestic and international capacities with Ocean Drilling & Exploration Company and Diamond Offshore Drilling, Inc. Mr. Knowlton holds a Bachelor of Science Degree in Civil Engineering from Tulane University.

P. Carey Lowe joined Ensco in 2008 and was appointed to his current position of Senior Vice President – Eastern Hemisphere in May 2011. Prior to his current position, Mr. Lowe served Ensco as Senior Vice President with responsibilities including the Deepwater Business Unit, safety, health and environmental matters, capital projects, engineering and strategic planning. Prior to joining Ensco, Mr. Lowe served as Vice President – Latin America for Occidental Oil & Gas. He also served as President & General Manager, Occidental Petroleum of Qatar Ltd. from 2001 to 2007. Mr. Lowe held various drilling-related management positions with Sedco Forex and Schlumberger Oilfield Services from 1980 to 2000, including Business Manager – Drilling, North and South America and General Manager – Oilfield Services, Saudi Arabia, Bahrain and Kuwait. Following Schlumberger, he was associated with a business-to-business e-procurement company until he joined Occidental during 2001. Mr. Lowe holds a Bachelor of Science Degree in Civil Engineering from Tulane University.

Kevin C. Robert joined Ensco in May 2011 as Senior Vice President – Marketing in connection with the acquisition of Pride.  Before joining Ensco, Mr. Robert served as Senior Vice President, Marketing and Business Development and Vice President, Marketing with Pride from 2005 to 2011.  He served as Vice President, EPIC Contracts with Samsung Heavy Industries from 2002 to 2005. Mr. Robert also served as Vice President, Marketing with Marine Drilling Companies, Inc. and Director of Business Development with Pride from 2001 to 2002. He was Managing Member of Maverick Offshore L.L.C. from 1997 to 2000 and was employed by Conoco Inc. from 1981 to 1997.  Mr. Robert holds a Bachelor of Science Degree in Chemical Engineering from Louisiana State University.

Brady K. Long joined Ensco in May 2011 as Vice President - General Counsel and Secretary in connection with the acquisition of Pride. Prior to joining Ensco, Mr. Long served as Vice President – General Counsel and Secretary with Pride from 2009 to 2011. From 2005 to 2009, he served Pride in various positions, including Vice President, Chief Compliance Officer and Deputy General Counsel. Mr. Long previously practiced corporate and securities law for BJ Services Company and with the law firm of Bracewell & Patterson LLP, the predecessor to Bracewell & Giuliani LLP. He holds a Bachelor of Arts Degree from Brigham Young University and a Juris Doctorate Degree from The University of Texas School of Law.

Robert W. Edwards, III joined Ensco in September 2007 and was appointed to his current position of Controller in November 2012. Prior to his current position, he served as Director – Corporate Accounting, Director of Finance and Administration – Deepwater Business Unit and Manager- Accounting Public Reporting. From 2001 to 2007, Mr. Edwards served in various capacities as an employee in the audit practice at Deloitte & Touche LLP. Mr. Edwards holds a Bachelor of Science Degree in Business Administration and a Master Degree in Accounting from Trinity University.

Officers generally serve for a one-year term or until successors are elected and qualified to serve.

Employees
We employed approximately 9,000 personnel worldwide as of February 1, 2013.  The majority of our personnel work on rig crews and are compensated on an hourly basis.

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

We are subject to a number of operating hazards, including those specific to offshore operations. We may not have insurance to cover all these hazards, and our contractual indemnification provisions may be insufficient to cover these hazards.

Our operations are subject to hazards inherent in the offshore drilling industry, such as blowouts, reservoir damage, loss of production, loss of well control, uncontrolled formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punch throughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, which could lead to claims by third parties or customers, suspension of operations and contract terminations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations.  Additionally, a security breach of our information systems or other technological failure could lead to a material disruption of our operations, information systems, and/or loss of business information, which could result in an adverse impact to our business.  Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2013.

Our insurance program provides coverage, to the extent not otherwise paid by the customer under the indemnification provisions of the drilling contract, for liability due to control-of-well events, liability arising from named windstorms and liability arising from third-party claims, including wrongful death and other personal injury claims by our personnel as well as claims brought on behalf of individuals who are not our employees. Generally, our program provides liability coverage up to $740.0 million, with a deductible of $10.0 million or less.

Well control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production. Our program provides coverage for third-party liability claims relating to pollution from a well control event up to $890.0 million per occurrence, with the first $150.0 million of such coverage also covering re-drilling of the well and control-of-well costs. Our program also provides coverage for liability resulting from pollution originating from our rigs up to $740.0 million per occurrence. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage. In addition, our insurance program covers only sudden and accidental pollution.

Our insurance program also provides coverage for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig, and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million. With respect to hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage, we obtained $800.0 million of aggregate coverage for ultra-deepwater drillship and semisubmersible hull and machinery losses with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our 10 jackup rigs in the U.S. Gulf of Mexico arising out of windstorm damage.

Our drilling contracts provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising out of the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is allocated so that we and our customers each assume liability for our respective personnel and property. However, in certain drilling contracts we assume liability for damage to our customers' property and the property of other contractors of our customers resulting from our negligence, subject to negotiated caps on a per occurrence or per event basis.  In other contracts, we are not indemnified by our customers for damage to their property and the property of their other contractors, or the enforceability of our indemnity may be limited or prohibited by applicable law in cases of gross negligence or willful misconduct. Accordingly, we could be liable for any such damage under applicable law. In addition, our customers typically indemnify us, generally based on replacement cost minus some level of depreciation, for damage to our down-hole equipment, and in some cases for all or a limited amount of the replacement cost of our subsea equipment, unless the damage is caused by our negligence, normal wear and tear, or defects in the equipment.

Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations under the contract when the source of the pollution originates from the well or reservoir, including clean-up and removal, third-party damages, and fines and penalties, including as a result of blow-outs or cratering of the well. In some drilling contracts, however, we may have liability for third-party damages (including punitive damages) resulting from such pollution or contamination caused by our gross negligence, or, in some cases, ordinary negligence, subject to negotiated caps on a per occurrence or per event basis and/or for the term of the contract or our indemnity may be limited or unenforceable under applicable law in cases of gross negligence or willful misconduct.  In certain contracts, we may not be indemnified by our customers for losses or damages caused by pollution or contamination, and we could be liable for such losses or damages under applicable law and for fines and penalties imposed by regulatory authorities, each of which could be substantial.  In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate.

In certain cases, vendors who provide equipment or services to us limit their pollution liability to a specific monetary cap, and we assume the liability above that cap. Typically, in the case of original equipment manufacturers, the cap is a negotiated amount based on mutual agreement of the parties considering the risk profiles and thresholds of each party. However, for smaller vendors, the liability will usually be limited to the value, or double the value, of the contract.

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

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the date hereof and is general in nature. In addition, our drilling contracts are individually negotiated, and the degree of indemnification we receive from operators against the liabilities discussed above can vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated and the interpretation and enforcement of applicable law when the claim is adjudicated. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and such provisions may be unenforceable, void or limited by public policy considerations, primarily in situations where the cause of the underlying loss or damage is due to our gross negligence, where punitive damages are attributable to us, or where any fines and/or penalties are imposed directly against us, especially if the fines and/or penalties are punitive in nature. In addition, under the laws of certain jurisdictions, the courts may enforce an indemnity obligation between the contracting parties with respect to claims by a third party where the underlying claim is the result of gross negligence, but will not enforce an indemnity and allow a party to be indemnified for its gross negligence for claims of the other contracting party that is in the nature of a release. The question may ultimately need to be decided by a court or other proceeding taking into consideration the specific contract language, the facts and applicable laws. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to our contracts.

If any of the aforementioned operating hazards results in substantial liability and our insurance and contractual indemnification provisions are unavailable or insufficient to cover such liability, our financial condition, operating results or cash flows may be materially adversely affected.

The potential for U.S. Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.

Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have 10 jackup rigs and eight floaters in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and two jackup rigs during 2008, with associated losses of contract revenues and potential liabilities.

Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the U.S. Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the nature and amount of insurance coverage available for losses arising from named tropical storm or hurricane damage in the U.S. Gulf of Mexico ("windstorm damage") and have dramatically increased the cost of available windstorm coverage. The tight insurance market not only applies to coverage related to U.S. Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for any potential liabilities to third parties associated with property damage, personal injury or death and environmental liabilities, as well as coverage for removal of wreckage and debris associated with hurricane losses. We have no assurance that the tight insurance market for windstorm damage, liabilities and removal of wreckage and debris will not continue into the foreseeable future.

Upon renewal of our annual insurance policies effective May 31, 2012, we obtained $800.0 million of aggregate coverage for floater hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage with a $50.0 million per occurrence self-insured retention (deductible). However, due to the significant premium, high self-insured retention and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our 10 jackup rigs in the U.S. Gulf of Mexico arising out of windstorm damage.

Our current liability insurance policies provide coverage for U.S. Gulf of Mexico windstorm exposures for removal of wreckage and debris in excess of $50.0 million per occurrence as respects our jackup and floater rig operations and have an annual aggregate coverage limit of $450.0 million. Our limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by U.S. Gulf of Mexico tropical storms or hurricanes.

We have established operational procedures designed to mitigate risk to our jackup rigs in the U.S. Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, our procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. These procedures may result in a decision to decline to operate on a customer-designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the U.S. Gulf of Mexico during hurricane season, coupled with our decision to retain (self-insure) certain windstorm-related risks, may result in a significant reduction in the utilization of our jackup rigs in the U.S. Gulf of Mexico.
Our retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico tropical storms or hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of U.S. Gulf of Mexico tropical storms or hurricanes.

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
Any prolonged reduction in oil and natural gas prices will depress the levels of exploration, development and production activity. In addition, continued hostilities in foreign countries and the occurrence or threat of terrorist attacks against the United States or other countries could create downward pressure on the economies of the United States and other countries. Moreover, even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. These factors could cause our revenues and margins to decline, as a result of declines in utilization and day rates, and limit our future growth prospects. Any significant decrease in day rates or utilization of our rigs, particularly our high-specification floaters, could materially reduce our revenues and profitability. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverages that we consider adequate or are otherwise required by our contracts.

Deterioration of the global economy and/or a decline in oil and natural gas prices could cause our customers to reduce spending on exploration and development drilling. These conditions also could cause our customers and/or vendors to fail to fulfill their commitments and/or fund their future operations and obligations, which could have a material adverse effect on our business.

The success of our business largely depends on the level of activity in offshore oil and natural gas exploration and development drilling worldwide. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling activity.

A decline in oil and natural gas prices, whether caused by economic conditions, international or national climate change and/or environmental regulations or other factors, could cause oil and gas companies to reduce their overall level of drilling activity and spending. Disruption in the capital markets could also cause oil and gas companies to reduce their overall level of drilling activity and spending. These conditions could cause our customers and vendors to fail to fulfill their commitments to us.

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

We may incur asset impairments as a result of future declining demand for offshore drilling rigs.

As of December 31, 2012, the carrying value of our property and equipment totaled $13.1 billion, which represented 71% of our total assets. See Note 4 to our consolidated financial statements for additional information on our property and equipment.  We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. The offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when the supply/demand balance is restored. However, if the global economy were to deteriorate and/or the offshore drilling industry were to incur a significant prolonged downturn, impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

As of December 31, 2012, the carrying value of our goodwill totaled $3.3 billion, which represented 18% of total assets. See Note 1 to our consolidated financial statements for additional information on our goodwill. We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units, perform a qualitative assessment of the likelihood that a reporting unit’s carrying value exceeds its estimated fair value, and in certain circumstances estimate each reporting unit's fair value as of the testing date. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium. If we determine the implied control premium is not reasonable, we adjust the discount rate in our discounted cash flow model and reduce the estimated fair values of our reporting units.

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

Our industry is highly competitive, and our contracts are traditionally awarded on a competitive bid basis. Pricing, safety records and competency are key factors in determining which qualified contractor is awarded a job. Rig availability, location and technical ability also can be significant factors in the determination. In addition, consolidations within the oil and gas industry have reduced the number of available customers, resulting in increased competition for projects. Our potential inability to compete successfully may reduce our revenues and profitability.

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

The supply of offshore drilling rigs has increased in recent years; however, new rigs require substantial capital investment and a long period of time to construct.  There are 184 newbuild drillships, semisubmersibles and jackup rigs reported to be on order or under construction with delivery expected by the end of 2020.  Approximately 75 of these rigs are scheduled for delivery during 2013 representing an approximate 10% increase in the total worldwide fleet of offshore drilling rigs. There are no assurances that the market in general or a geographic region in particular will be able to fully absorb the supply of new rigs in future periods.

The increase in supply of offshore drilling rigs during 2013 and future periods could result in an oversupply of offshore drilling rigs and could cause a decline in utilization and/or day rates, a situation which could be exacerbated by a decline in demand for drilling rigs. Lower utilization and/or day rates in one or more of the regions in which we operate could adversely affect our revenues, utilization and profitability.

Certain events, such as limited availability or non-availability of insurance for certain perils in some geographic areas, rig loss or damage due to hurricanes, blowouts, craterings, punchthroughs and other operational events, may impact the supply of rigs in a particular market and cause rapid fluctuations in utilization and day rates.

Future periods of reduced demand and/or excess rig supply may require us to idle additional rigs or enter into lower day rate contracts or contracts with less favorable terms. There can be no assurance that the current demand for drilling rigs will not decline in future periods. A decline in demand for drilling rigs or an oversupply of drilling rigs could adversely affect our financial position, operating results and cash flows.

Our non-U.S. operations involve additional risks not associated with U.S. operations.

Revenues from non-U.S. operations were 70%, 73% and 75% of our total revenues during 2012, 2011 and 2010, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment,

•	expropriation or nationalization of a customer's property or drilling rights,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages, often due to strikes over which we have little or no control,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	increased local content requirements,

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.
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

We are subject to various tax laws and regulations in substantially all countries in which we operate or have a legal presence. We evaluate applicable tax laws and employ various business structures and operating strategies to obtain the optimal level of taxation on our revenues, income, assets and personnel. Actions by tax authorities that impact our business structures and operating strategies, such as changes to tax treaties, laws and regulations, or the interpretation or repeal of any of the foregoing, adverse rulings in connection with audits or otherwise, or other challenges may substantially increase our tax expense.

As required by law, we file periodic tax returns that are subject to review and examination by various revenue agencies within the jurisdictions in which we operate. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments.

Our non-U.S. operations also face the risk of fluctuating currency values, which may impact our revenues, operating costs and capital expenditures. We currently conduct contract drilling operations in certain countries that have experienced substantial fluctuations in the value of their currency compared to the U.S. dollar. In addition, some of the countries in which we operate have occasionally enacted exchange controls. Historically, these risks have been limited by invoicing and receiving payment in U.S. dollars (our functional currency) or freely convertible currency and, to the extent possible, by limiting our acceptance of foreign currency to amounts which approximate our expenditure requirements in such currencies. However, there is no assurance that our contracts will contain such terms in the future.

A portion of the costs and expenditures incurred by our non-U.S. operations, including a portion of the construction payments for new rigs, are settled in local currencies, exposing us to risks associated with fluctuation in the value of these currencies relative to the U.S. dollar. We use foreign currency forward contracts to reduce this exposure. However, a relative weakening in the value of the U.S. dollar in relation to the local currencies in these countries may increase our costs and expenditures.

Our non-U.S. operations are also subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the operation of drilling rigs and the requirements for equipment. We may be required to make significant capital expenditures to operate in such countries, which may not be reimbursed by our customers. Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of oil, natural gas and mineral concessions and companies holding concessions, the exploration of oil and natural gas and other aspects of the oil and gas industry in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil and/or natural gas price volatility. In some areas of the world, government activity has adversely affected the amount of exploration and development work performed by major international oil companies and may continue to do so. Moreover, certain countries accord preferential treatment to local contractors or joint ventures or impose specific quotas for local goods and services, which can increase our operational costs and place us at a competitive disadvantage. There can be no assurance that such laws and regulations or activities will not have a material adverse effect on our future operations.

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

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, exclusion from government contracts, seizure of shipments and loss of import and export privileges.

Although we implement and enforce policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate, our employees, contractors and agents may take actions in violation of our policies and such laws. Any such violation, even if prohibited by our policies, could have a material adverse effect on our financial position, operating results or cash flows.

Rig construction, upgrade and enhancement projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our operating results. The risks are concentrated because our three ultra-deepwater drillships currently under construction are at a single shipyard in South Korea and our three ultra-high specification harsh environment jackup rigs currently under construction are at a single shipyard in Singapore.

There are 184 new offshore drilling rigs reported to be on order or under construction with expected delivery dates through 2020.  As a result, shipyards and third-party equipment vendors are under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays and/or equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction work or other unexpected difficulties including equipment failures, design or engineering problems that could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

We currently have three ultra-deepwater drillships and three ultra-high specification harsh environment jackup rigs under construction. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. Some of these expenditures are unplanned.

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
Our risks are concentrated because our six rigs currently under construction are at two shipyards.

Two of our six rigs currently under construction have secured a drilling contract upon completion of construction. These rigs are scheduled to be delivered beginning in the first half of 2013 through 2014.  There is no assurance that we will secure drilling contracts for these rigs or that the drilling contracts we may be able to secure will be based upon rates and terms that will provide a reasonable rate of return on these investments. Our failure to secure contractual commitments for these rigs at rates and terms that result in a reasonable return upon completion of construction may result in a material adverse effect on our financial position, operating results and cash flows. If we are able to secure drilling contracts prior to completion, we will be exposed to the risk of delays that could impact the projected financial results or the viability of the contracts and could have a material adverse effect on our financial position, operating results and cash flows.

Our drilling contracts with national oil companies expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.

We currently have 25 rigs contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. While we believe that the financial, commercial and risk allocation terms of these contracts and our operating safeguards mitigate these risks, we can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.

Legal proceedings could affect us adversely.

We are involved in litigation, including various claims, disputes and regulatory proceedings that arise in the ordinary course of business, many of which are uninsured and relate to intellectual property, commercial, operational, employment, regulatory, or other activities.

Additionally, in 2010, Pride and its subsidiaries resolved with the U.S. Department of Justice (“DOJ”) and the SEC their previously disclosed investigations into potential violations of the Foreign Corrupt Practices Act ("FCPA").  The settlement with the DOJ included a deferred prosecution agreement ("DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. In November 2012, the DOJ moved (i) to dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) to terminate the unsupervised probation of Pride Forasol, S.A.S.   The Court granted the motions.

Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our Company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

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

Increases in regulatory requirements, particularly in the U.S. Gulf of Mexico, could significantly increase our costs.  In recent years, we have seen several significant regulatory changes that have affected the way we operate in the U.S. Gulf of Mexico.

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. The U.S. Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE") has issued guidelines for jackup rig fitness requirements during hurricane seasons, which are scheduled to be effective through the 2013 hurricane season. As a result of these BOEMRE guidelines, jackup rigs in the U.S. Gulf of Mexico are required to operate with a higher air gap (the space between the water level and the bottom of the rig's hull) during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and gas companies operating in the U.S. Gulf of Mexico. The Bureau of Safety and Environmental Enforcement (“BSEE”), one of the successor agencies to BOEMRE, may take other steps that could increase the cost of operations or reduce the area of operations. Implementation of BSEE guidelines and regulations may subject us to increased costs and limit the operational capabilities of our rigs.
Similarly, as a result of the Macondo well incident in the U.S. Gulf of Mexico, the U.S. Department of the Interior issued Notices to Lessees (“NTLs"), implementing new regulations applicable to drilling operations in the U.S. Gulf of Mexico. In 2011, BSEE issued an interim drilling safety rule formalizing many of the requirements in the NTLs and a workplace safety rule with additional environmental and safety requirements. These regulations provide for certification and verification requirements applicable to drilling activities in the U.S. Gulf of Mexico, and requirements with respect to exploration, development and production activities in the U.S. Gulf of Mexico, including regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and compatibility of blowout preventers with drilling rigs and rig designs and testing of well control equipment (including third-party inspections), minimum requirements for personnel operating blowout preventers and training in deepwater well control and other safety regulations.
In 2012, BSEE issued the final drilling safety rule, which finalized and made certain revisions to the interim safety rule, including enhancing the description and classification of well-control barriers, defining testing requirements for cement, clarifying requirements for cement, clarifying requirements for installation of dual mechanical barriers and extending requirements for blowout preventers and well-control fluids to well completions, workovers and de-commissioning operations. Current or future NTLs or other rules, directives and regulations may further impact our customers' ability to obtain permits and commence or continue deep or shallow water operations in the U.S. Gulf of Mexico. Future legislative or regulatory enactments may impose new requirements for well control and blowout prevention equipment that could increase our costs and cause delays in our operations due to unavailability of associated equipment.
In 2012, BSEE also issued an interim policy document for use by BSEE inspectors in issuing incidents of noncompliance (“INCs”) to contractors conducting operations under BSEE jurisdiction on the Outer Continental Shelf of the U.S. Gulf of Mexico. The stated purpose of the rule is to provide for consistency in application of BSEE enforcement authority by establishing guidelines for issuance of INCs to contractors in addition to operators. The policy indicates that BSEE's enforcement actions will continue to focus primarily on lessees and operators, but makes it clear that BSEE will “in appropriate circumstances” also issue INCs to contractors for serious violations of BSEE regulations. Further, the industry has adopted new standards, including API Standard 53 relating to the maintenance, inspection and testing of well control equipment. The imposition of INCs on contractors exposes us to fines and penalties for violation of BSEE regulations and the new standards expose us to increased costs and loss of revenue.
New regulatory, legislative, permitting or certification requirements in the U.S., including laws and regulations that have or may impose increased financial responsibility, oil spill abatement contingency plan capability requirements, or additional operational requirements and certifications, could materially adversely affect our financial condition, operating results or cash flows.
We anticipate that government regulation in other countries where we operate may follow the U.S. in regard to enhanced safety and environmental regulation, which could also result in governments imposing sanctions on contractors for operators not complying with regulations that impact drilling operations. Even if not a requirement in these countries, most international operating companies, and many others, are voluntarily complying with some or all of the U.S. inspections and safety and environmental guidelines when operating outside the U.S. Such additional governmental regulation and voluntary compliance by operators could increase the cost of our operations and expose us to greater liability.

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

Geopolitical events have resulted in military actions, terrorist, pirate and other armed attacks, civil unrest, political demonstrations, mass strikes and government responses. Military action by the United States or other nations could escalate, and acts of terrorism, piracy, kidnapping, extortion, acts of war, violence, civil war, or general disorder may initiate or continue. Such acts could be directed against companies such as ours. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for oil and natural gas and could affect the markets for our products and services. Insurance premiums could increase and coverage for these kinds of events may be unavailable in the future. Any or all of these effects could have a material adverse effect on our financial position, operating results or cash flows.

We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.

Our drilling contracts often are subject to termination without cause upon notice by the customer. Although contracts may require the customer to pay an early termination payment in the event of a termination for convenience (without cause), such payment may not fully compensate for the loss of the contract and some of our contracts permit termination by the customer without an early termination payment. In periods of rapid market downturn, our customers may not honor the terms of existing contracts (including contracts for new rigs under construction), may terminate contracts or may seek to renegotiate contract day rates and terms to conform to depressed market conditions.

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

We provide our services to major international, government-owned and independent oil and gas companies.  During 2012, our five largest customers accounted for 48% of our consolidated revenues in the aggregate, with our largest customer representing 24% of our consolidated revenues.  Our financial position, operating results and cash flows may be materially adversely affected if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Failure to recruit and retain skilled personnel could adversely affect our operations and financial results.

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business. Competition for skilled and other labor has intensified as additional, more technically advanced, rigs are added to the worldwide fleet. There are 184 new offshore drilling rigs reported to be on order or under construction with delivery expected by the end of 2020. These rigs will require more workers with specialized training and skills to operate. In periods of high utilization, it is more difficult and costly to recruit and retain qualified employees, especially in foreign countries that require a certain percentage of national employees. Competition for such personnel could increase our future operating expenses, with a resulting reduction in net income, or impact our ability to fully staff and operate our rigs. We may also incur additional costs to provide training for prospective employees for skilled positions on our newer rigs.

We may be required to maintain or increase existing levels of compensation to retain our skilled workforce, especially if our competitors raise their wage rates. Much of the skilled workforce is nearing retirement age, which may impact the availability of skilled personnel. In addition, a large percentage of our international employees are protected by collective bargaining agreements that require periodic salary negotiations, which usually result in higher personnel expenses and other benefits. We also are subject to potential further unionization of our labor force or legislative or regulatory action that may impact working conditions, paid time off or other conditions of employment. If such labor trends continue, they could further increase our costs or limit our ability to fully staff and operate our rigs and create the potential for more work stoppages, which may be beyond our control.

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

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the U.K. Merchant Shipping Act 1995, the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998, the Clean Water Act and other related legislation and regulations and Oil Pollution Act of 1990 ("OPA 90") and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention and control and significantly expand liability, fine and penalty exposure across many segments of the oil and gas industry. Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Although the OPA 90 provides for certain limits of liability, such limits are not applicable where there is any safety violation or where gross negligence is involved. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance and could have a material adverse effect on our financial position, operating results and cash flows. Further, remedies under the Clean Water Act and related legislation and the OPA 90 do not preclude claims under state regulations or civil claims for damages to third parties under state laws.

Events in recent years, including the Macondo well incident, have heightened governmental and environmental concerns about the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. We are adversely affected by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the conditions for lifting the recent moratorium/ suspension in the U.S. Gulf of Mexico, the adoption of associated new safety requirements and policies regarding the approval of drilling permits, restrictions on development and production activities in the U.S. Gulf of Mexico and associated NTLs, rules, directives and regulations that have and may further impact our operations. If new laws are enacted or other government action is taken that restrict or prohibit offshore drilling in our principal areas of operation or impose environmental protection requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development or production of oil and natural gas, our financial position, operating results and cash flows could be materially adversely affected.

Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2012, we had $4.8 billion in total debt outstanding, representing approximately 29% of our total capitalization . Our current indebtedness may have several important effects on our future operations, including:

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

Risks Related to Our Redomestication to the U.K.

There are risks associated with the issuance and trading of our Class A ordinary shares that were not associated with our ADSs.

In connection with the termination in May 2012 of our American depositary share ("ADS") facility and the conversion of our outstanding ADSs into Class A ordinary shares, we entered into arrangements with The Depository Trust Company ("DTC") whereby DTC has accepted such shares for deposit, book entry and clearing services. The facilities of DTC are widely-used for rapid electronic transfers of securities between participants within the DTC system, which include numerous major international financial institutions and brokerage firms.

We entered into this structure in part so that transfers of our shares held in book entry form through DTC will not be subject to a charge for stamp duty or stamp duty reserve tax (“SDRT”) in the U.K. Generally, stamp duty and/or SDRT are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5% of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems, such as DTC, are charged at a higher rate of 1.5%. Eligibility for acceptance of foreign securities for deposit, book entry, clearing or other services is at the discretion of DTC and may be revoked by DTC under the terms of our agreement and in accordance with the rules, procedures and bylaws of DTC. A condition for continued eligibility of our shares is that DTC and its affiliates will not be liable for stamp duty or SDRT. We have indemnified DTC for any liability arising from stamp duty or SDRT.

We have obtained a favorable ruling from Her Majesty's Revenue & Customs ("HMRC") in respect of stamp duty and SDRT in relation to both the conversion and also our arrangement with DTC. Furthermore, following decisions of the European Court of Justice and the U.K. first-tier tax tribunal, HMRC has announced that they will not seek to apply a charge to stamp duty or SDRT on the issuance of shares (or, where it is integral to the raising of new capital, the transfer of new shares) into depository receipt or clearance systems, such as DTC. However, it is possible that the U.K. government may change or enact laws applicable to stamp duty or SDRT in response to this decision, which could have a material effect on the cost of trading in our shares. If DTC determines at any time that our shares are not eligible for continued deposit and clearance within its facilities, our shares may become ineligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500, and trading in such shares would be disrupted. In this event, DTC has agreed it will provide us advance notice and assist us, to the extent possible, with efforts to mitigate adverse consequences. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our Class A ordinary shares and a resulting adverse effect on our financial position, operating results and/or cash flows.

Tax authorities may challenge our tax positions, and we may not be able to realize expected tax benefits.

Our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken. Even if we are successful in maintaining our positions, we may incur significant expenses in defending our position and contesting claims or positions asserted by tax authorities. If we are unsuccessful in defending them, such audits could significantly impact our consolidated effective income tax rate in past or future periods.

We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.K., U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. If we are unable to mitigate the negative consequences of any change in law, audit or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.

We have not requested a ruling from HMRC on the U.K. tax aspects of the redomestication, and HMRC may disagree with our conclusion.

We believe that our redomestication to the U.K. in December 2009 did not result in any material U.K. corporation tax liability to Ensco plc, based on relevant U.K. corporation tax law and the current U.K.-U.S. income tax treaty. Further, we believe that we have satisfied all SDRT payment and filing obligations in connection with the issuance and deposit of our Class A ordinary shares into the ADS facility pursuant to the deposit agreement governing the ADS facility.

However, if HMRC disagrees with this view, it may take the position that material U.K. corporation tax or SDRT liabilities or amounts on account thereof are payable by Ensco plc as a result of the redomestication, in which case we expect that we would contest such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to our financial position, operating results and/or cash flows. We have not requested an HMRC ruling on the U.K. tax aspects of the redomestication, and there can be no assurance that HMRC will agree with our interpretations of U.K. corporation tax law or any related matters associated therewith.

Expected financial, logistical and operational benefits of our redomestication to the U.K. may not be realized.

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

Whether we realize other expected financial benefits of the redomestication will depend on a variety of factors, many of which are beyond our control. These factors include changes in the relative rate of economic growth in the U.K. compared to the U.S., our financial performance in jurisdictions with lower tax rates, foreign currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in taxation or interest rates. It is difficult to predict or quantify the effect of these factors, individually and in the aggregate, in part because the occurrence of any of these events or circumstances may be interrelated. If any of these events or circumstances occur, we may not be able to realize the expected financial benefits of the redomestication, and our expenses may increase to a greater extent than if we had not completed the redomestication.

    Realization of the logistical and operational benefits of the redomestication is also dependent on a variety of factors including the geographic regions in which our drilling rigs are deployed, the location of the business unit offices that oversee our global offshore contract drilling operations, the locations of our customers' corporate offices and principal areas of operation and the location of our investors. If events or changes in circumstances occur affecting the aforementioned factors, we may not be able to realize the expected logistical and operational benefits of the redomestication.

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

Directors of a Delaware and other U.S. corporations may issue, without further shareholder approval, shares of common stock authorized in its certificate of incorporation that were not already issued or reserved.  The business corporation laws of Delaware and other U.S. states also provide substantial flexibility in establishing the terms of preferred stock. However, English law provides that a board of directors may only allot shares with the prior authorization of an ordinary resolution of the shareholders, which authorization must state the maximum amount of shares that may be allotted under it and specify the date on which it will expire, which must not be more than five years from the date on which the shareholder resolution is passed. An ordinary resolution was passed prior to the effective time of the redomestication in December 2009 to authorize the allotment of additional shares for a five-year term. Such authorization will have to be renewed on or before its expiration (i.e. in December 2014). It is possible for an allotment authorization to be sought for a period shorter than five years.

English law also generally provides shareholders pre-emption rights over new shares that are issued for cash. However, it is possible, where the board of directors is generally authorized to allot shares, to exclude pre-emption rights by a special resolution of the shareholders or by a provision in the articles of association. Such exclusion of pre-emption rights will cease to have effect when the general allotment authority to which it relates is revoked or expires. If the general allotment authority is renewed, the authority excluding pre-emption rights may also be renewed by a special resolution of the shareholders. A special resolution was passed, in conjunction with an allotment authority, to exclude pre-emption rights prior to the effective time of the redomestication in December 2009 for a five-year term.

English law prohibits us from conducting "on-market purchases" as our shares will not be traded on a recognized investment exchange in the U.K. English law also generally prohibits a company from repurchasing its own shares by way of "off-market purchases" without the approval by a special resolution of the shareholders of the terms of the contract by which the purchase(s) is effected. Such approval may only last for a maximum period of five years after the date on which the resolution is passed. A special resolution was passed in December 2009 to permit "off-market purchases" prior to the effective time of the redomestication. In connection with the termination of the ADS facility and the conversion to Class A ordinary shares during the second quarter of 2012, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, a new resolution would need to be passed in order to approve the terms of any new contract(s) under which "off-market purchases" of the Company's shares can be effected.

We have no assurances that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial benefits.

Our articles of association contain anti-takeover provisions.

Certain provisions of our articles of association have anti-takeover effects, such as the ability to issue shares under the Rights Plan (as defined therein). These provisions are intended to ensure that any takeover or change of control of the Company is conducted in an orderly manner, all members of the Company are treated equally and fairly and receive an optimum price for their shares and the long-term success of the Company is safeguarded. Under English law, it may not be possible to implement these provisions in all circumstances.

Implementation of the changes proposed in a consultation on companies subject to the U.K.'s Code on Takeovers and Mergers (the “Code”) would result in the Company becoming subject to the Code.

Currently the Code only applies to an offer for a public company that is registered in the U.K. (or the Channel Islands or the Isle of Man) and securities of which are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Takeover Panel to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the "residency test." The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Panel will look to where the majority of the directors of the company are themselves resident for the purposes of determining where the company has its place of central management and control.

If the amendments proposed as part of a process of consultation (which began in July 2012 and has now ended), the purpose of which was to gauge feedback to suggested changes to the Code, are implemented, the Company would become subject to the provisions of the Code. A number of these provisions could affect a potential bidder's ability to implement a takeover of the Company. The Company itself would also be subject to a number of rules and restrictions, including but not limited to the following: (1) the ability of the Company to enter into deal protection arrangements with a bidder would be extremely limited; (2) the Company might not, without the approval of its shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (3) the Company would be obliged to provide equality of information to all bona fide competing bidders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet by operating segment as of February 19, 2013:

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Customer
Floaters
ENSCO DS-1	Drillship	1999	Dynamically Positioned	6,000'/30,000'	Angola	TOTAL
ENSCO DS-2	Drillship	1999	Dynamically Positioned	6,000'/30,000'	Angola	TOTAL
ENSCO DS-3	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	BP
ENSCO DS-4	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Brazil	BP
ENSCO DS-5	Drillship	2011	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	Petrobras
ENSCO DS-6	Drillship(1)	2012	Dynamically Positioned	10,000'/40,000'	Angola	BP
ENSCO DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction/contracted(3)
ENSCO DS-8	Drillship(2)	2014	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO DS-9	Drillship(2)	2014	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO 5000(4)	Semisubmersible	1973/1995/2008	Neptune Pentagon	2,300'/25,000'	Brazil	Petrobras
ENSCO 5001	Semisubmersible	1977/1999/2009	Sonat	5,000'/25,000'	South Africa	PetroSA
ENSCO 5002	Semisubmersible	1975/2001	Aker H-3	1,000'/25,000'	Brazil	OGX
ENSCO 5004	Semisubmersible	1982/2001	F&G Enhanced Pacesetter	1,500'/25,000'	Brazil	OGX
ENSCO 5005	Semisubmersible	1982	F&G Enhanced Pacesetter	1,500'/25,000'	Singapore	Shipyard
ENSCO 5006	Semisubmersible	1999	Bingo 8000	6,200'/25,000'	Israel	Noble Energy
ENSCO 6000	Semisubmersible	1987/1996	Dynamically Positioned	3,400'/12,000'	Brazil	Petrobras
ENSCO 6001(5)	Semisubmersible	2000/2010	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6002(6)	Semisubmersible	2001/2009	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6003(7)	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6004(8)	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 7500	Semisubmersible	2000	Dynamically Positioned	8,000'/30,000'	Brazil	Petrobras
ENSCO 8500	Semisubmersible	2008	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko/Eni
ENSCO 8501	Semisubmersible	2009	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Nexen/Noble Energy
ENSCO 8502	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Nexen/LLOG
ENSCO 8503	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Cobalt
ENSCO 8504	Semisubmersible	2011	Dynamically Positioned	8,500'/35,000'	Philippines	Shell
ENSCO 8505	Semisubmersible(1)	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko/Apache/Noble Energy
ENSCO 8506	Semisubmersible(1)	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko

Jackups
ENSCO 52	Jackup	1983/1997	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Murphy
ENSCO 53	Jackup	1982/2009	F&G L-780 MOD II-C	300'/25,000'	Malaysia	BC Petroleum
ENSCO 54	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	UAE	Bunduq
ENSCO 56	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	Indonesia	Pertamina
ENSCO 58	Jackup	1981/2002	F&G L-780 MOD II	250'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 67	Jackup	1976/2005	MLT 84-CE	400'/30,000'	Indonesia	Pertamina
ENSCO 68	Jackup	1976/2004	MLT 84-CE	400'/30,000'	Gulf of Mexico	Chevron
ENSCO 69	Jackup	1976/1995	MLT 84-Slot	300'/25,000'	Gulf of Mexico	Cold Stacked
ENSCO 70	Jackup	1981/1996	Hitachi K1032N	250'/30,000	United Kingdom	RWE Dea
ENSCO 71	Jackup	1982/1995	Hitachi K1032N	225'/25,000'	Denmark	Maersk
ENSCO 72	Jackup	1981/1996	Hitachi K1025N	225'/25,000'	Denmark	Maersk

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
Jackups
ENSCO 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Apache
ENSCO 76	Jackup	2000	MLT Super 116-C	400'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 80	Jackup	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	Perenco
ENSCO 81	Jackup	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Dynamic
ENSCO 82	Jackup	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Energy XXI
ENSCO 83	Jackup	1979/2007	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 84	Jackup	1981/2005	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 85	Jackup	1981/1995	MLT 116-C	300'/25,000'	Indonesia	Pertamina
ENSCO 86	Jackup	1981/2006	MLT 82-SD-C	250'/30,000'	Gulf of Mexico	Apache
ENSCO 87	Jackup	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Apache
ENSCO 88	Jackup	1982/2004	MLT 82-SD-C	250'/25,000'	Qatar	Ras Gas
ENSCO 89	Jackup	1982/2005	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 90	Jackup	1982/2002	MLT 82-SD-C	250'/25,000'	Gulf of Mexico	Energy XXI
ENSCO 91	Jackup	1980/2001	Hitachi Zosen	270'/20,000'	Saudi Arabia	Saudi Aramco
ENSCO 92	Jackup	1982/1996	MLT 116-C	225'/25,000'	United Kingdom	RWE Dea
ENSCO 93	Jackup	1982/2008	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 94	Jackup	1981/2001	Hitachi 250-C	250'/25,000'	Qatar	Shipyard
ENSCO 96	Jackup	1982/1997	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 97	Jackup	1980/1997	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 98	Jackup	1977/2003	MLT 82 SD-C	250'/25,000'	Mexico	Pemex
ENSCO 99	Jackup	1985/2005	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	Energy XXI
ENSCO 100	Jackup	1987/2009	MLT 150-88-C	350'/30,000	United Kingdom	E.ON
ENSCO 101	Jackup	2000	KELFS MOD V-A	400'/30,000'	United Kingdom	Maersk
ENSCO 102	Jackup	2002	KELFS MOD V-A	400'/30,000'	United Kingdom	ConocoPhillips
ENSCO 104	Jackup	2002	KELFS MOD V-B	400'/30,000'	Australia	Apache
ENSCO 105	Jackup	2002	KELFS MOD V-B	400'/30,000'	Malaysia	Petronas Carigali
ENSCO 106	Jackup	2005	KELFS MOD V-B	400'/30,000'	Malaysia	Newfield
ENSCO 107	Jackup	2006	KELFS MOD V-B	400'/30,000'	Vietnam	Thang Long JOC
ENSCO 108	Jackup	2007	KELFS MOD V-B	400'/30,000'	Thailand	PTTEP
ENSCO 109	Jackup	2008	KELFS MOD V-Super B	350'/35,000'	Australia	Eni/Murphy/Vermillion/Santos
ENSCO 120	Jackup	2013	KFELS Super A	400'/40,000'	Singapore	Under construction/contracted(3)
ENSCO 121	Jackup(2)	2013	KFELS Super A	400'/40,000'	Singapore	Under construction(3)
ENSCO 122	Jackup(2)	2014	KFELS Super A	400'/40,000'	Singapore	Under construction(3)
Pride Pennsylvania	Jackup	1973/1998	MLT	300'/20,000'	Bahrain	Cold Stacked
Pride Wisconsin	Jackup	1976/2002	MLT-Slot	300'/20,000'	Gulf of Mexico	Cold Stacked
Other
Kizomba	Managed Rig	2004	Managed Rig	5,000'/25,000'	Angola	ExxonMobil
Thunderhorse	Managed Rig	2004	Managed Rig	6,000'/25,000'	Gulf of Mexico	BP
Mad Dog	Managed Rig	2004	Managed Rig	4,500'/25,000'	Gulf of Mexico	BP

(1)
ENSCO 8505 was delivered in January 2012 and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico in June 2012. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades in a shipyard in Singapore, and commenced drilling operations under a five-year contract in Angola during the first quarter of 2013. ENSCO 8506 was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

(2)
We currently are marketing ENSCO DS-8, ENSCO DS-9, ENSCO 121 and ENSCO 122 and anticipate they will be contracted in advance of delivery. For additional information on our rigs under construction, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)	Rig currently is under construction. The "year built" provided is based on the current construction schedule.

(4)
We are in the process of changing the name of this rig. For the purpose of this annual report, we used the new name even though the name change has not been legally completed. The current name of this rig is Pride Mexico.

(5)
We are in the process of changing the name of this rig. For the purpose of this annual report, we used the new name even though the name change has not been legally completed. The current name of this rig is Pride Carlos Walter.

(6)
We are in the process of changing the name of this rig. For the purpose of this annual report, we used the new name even though the name change has not been legally completed. The current name of this rig is Pride Brazil.

(7)
We are in the process of changing the name of this rig. For the purpose of this annual report, we used the new name even though the name change has not been legally completed. The current name of this rig is Pride Rio de Janeiro.

(8)
We are in the process of changing the name of this rig. For the purpose of this annual report, we used the new name even though the name change has not been legally completed. The current name of this rig is Pride Portland.

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

Floater rigs consist of drillship rigs and semisubmersible rigs. Drillship rigs are maritime vessels that have been outfitted with drilling apparatus.  Drillships are self-propelled and can be positioned over a drill site through the use of a computer-controlled propeller or "thruster" (dynamic positioning) system.  Our drillships are capable of drilling in water depths of 10,000 feet or less and are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.  Although drillships are most often used for deepwater drilling and exploratory well drilling, drillships can also be used as a platform to carry out well maintenance or completion work such as casing and tubing installation or subsea tree installations.

Semisubmersible rigs are floating offshore drilling units with pontoons and columns that partially submerge to a predetermined depth when sea water is permitted to enter the hull. Semisubmersible rigs can be held in a fixed location over the ocean floor either by being anchored to the sea bottom with mooring chains (moored semisubmersible rig) or dynamically positioned by computer-controlled propellers or "thrusters" (dynamically positioned semisubmersible rig) similar to that used by our drillships.  Moored semisubmersible rigs are most commonly used for drilling in water depths of 4,499 feet or less.  However, ENSCO 5001 and ENSCO 5006, which are moored semisubmersible rigs, are capable of deepwater drilling in water depths greater than 5,000 feet.  ENSCO 7500, which is capable of drilling in water depths up to 8,000 feet, is a dynamically positioned rig that also can be adapted for moored operations. The rig uses a riser system to manage the drilling fluid and well control equipment located on the ocean floor.  Dynamically positioned semisubmersible rigs generally are outfitted for drilling in deeper water depths and are well-suited for deepwater development and exploratory well drilling.

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

Over the life of a typical rig, many of the major systems are replaced due to normal wear and tear or technological advancements in drilling equipment. We believe all of our rigs are in good condition. As of February 15, 2013, we owned all of the rigs in our fleet. We also manage the drilling operations for three rigs owned by a third-party.

We lease our executive offices in London, England and own offices and other facilities in Louisiana, Brazil, France and Scotland.  In addition to our executive offices, we currently lease office space in Texas, Abu Dhabi, Angola, Australia, Brunei, Denmark, Dubai, Indonesia, Israel, Korea, Malaysia, Mexico, Qatar, Saudi Arabia, Singapore, Switzerland, Tunisia, Vietnam and several additional international locations.

Item 3.  Legal Proceedings

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved with the DOJ and the SEC their previously disclosed investigations into potential violations of the FCPA.  The settlement with the DOJ included a DPA between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. In November 2012, the DOJ moved (i) to dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) to terminate the unsupervised probation of Pride Forasol, S.A.S.   The Court granted the motions.

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

Environmental Matters

We are currently subject to, or expecting, notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.0 million for the release of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil.  We have contested these notices and appealed certain adverse decisions, and are awaiting decisions in these cases. Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $2.0 million liability related to these matters is included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2012.

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

Market Information
The following table provides the high and low sales price of our American depositary shares ("ADSs"), each representing one Class A ordinary share, par value U.S. $0.10 per share, until May 22, 2012 and of our Class A ordinary shares ("shares") thereafter for each period indicated during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012 High	$59.90	$55.66	$61.48	$60.73	$61.48
2012 Low	$46.28	$41.63	$45.95	$53.53	$41.63
2011 High	$59.61	$60.31	$54.12	$55.29	$60.31
2011 Low	$49.70	$50.00	$39.51	$37.39	$37.39

On May 22, 2012, we terminated our ADS facility and converted our outstanding ADSs into Class A ordinary shares on a one-for-one basis. Our Class A ordinary shares are traded on the NYSE with the ticker symbol "ESV."  In connection with the conversion, many of our shareholders now hold shares electronically, all of which are owned by a nominee of The Depository Trust Company. We had 63 holders of record of our shares on February 1, 2013.

Dividends

We began paying a $.025 per share quarterly cash dividend during the third quarter of 1997 and continued to pay this quarterly dividend through March 31, 2010.  During the second quarter of 2010, our Board of Directors declared a regular quarterly cash dividend of $.35 per share. We continued to pay this quarterly cash dividend through December 31, 2011. During the first quarter of 2012, our Board of Directors declared a regular quarterly cash dividend of $.375 per share, and we have continued to pay this quarterly cash dividend through December 31, 2012.  Cash dividends totaling $1.50 and $1.40 per share were paid during 2012 and 2011, respectively.  We currently intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and amount of payment of dividends on our shares depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements.

Exchange Controls

There are no U.K. government laws, decrees or regulations that restrict or affect the export or import of capital, including but not limited to, foreign exchange controls on remittance of dividends on our ordinary shares or on the conduct of our operations.

U.K. Taxation

The following paragraphs are intended to be a general guide to current U.K. tax law and what is understood to be HMRC practice applying as of the date of this report (both of which are subject to change at any time, possibly with retrospective effect) in respect of the taxation of capital gains, the taxation of dividends paid by us and stamp duty and SDRT on the transfer of our shares. In addition, the following paragraphs relate only to persons who for U.K. tax purposes are beneficial owners of the shares (“shareholders”).

These paragraphs may not relate to certain classes of holders or beneficial owners of shares, such as our employees or directors, persons who are connected with us, insurance companies, charities, collective investment schemes, pension schemes, trustees or persons who hold shares other than as an investment, or U.K. resident individuals who are not domiciled in the U.K.

These paragraphs do not describe all of the circumstances in which shareholders may benefit from an exemption or relief from taxation. It is recommended that all shareholders obtain their own taxation advice. In particular, any shareholders who are non-U.K. resident or domiciled are advised to consider the potential impact of any relevant double tax treaties, including the Convention between the United States of America and the United Kingdom for the Avoidance of Double Taxation with respect to Taxes on Income, to the extent applicable.

Pursuant to provisions providing for a statutory definition of U.K. tax residence that will be included in the Finance Bill 2013, the concept of “ordinary residence” will be abolished with effect on and after April 6, 2013.

U.K. Taxation of Dividends

U.K. Withholding Tax - Dividends paid by us will not be subject to any withholding or deduction for, or on account of, U.K. tax, irrespective of the residence or the individual circumstances of the shareholders.

U.K. Income Tax - An individual shareholder who is resident or ordinarily resident in the U.K. may, depending on his or her individual circumstances, be subject to U.K. income tax on dividends received from us. An individual shareholder who is not resident or ordinarily resident in the U.K. will not be subject to U.K. income tax on dividends received from us, unless that shareholder carries on (whether alone or in partnership) any trade, profession or vocation through a branch or agency in the U.K. and shares are used by, or held by or for, that branch or agency. In these circumstances, the non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to U.K. income tax on dividends received from us.

The rate of U.K. income tax payable with respect to dividends received by higher rate taxpayers in the tax year 2012/2013 is 32.5%. Individuals whose total income subject to income tax exceeds £150,000 will be subject to income tax in respect of dividends in excess of that amount at the rate of 42.5% in the tax year 2012/2013. An individual's dividend income is treated as the top slice of his or her total income subject to income tax.  Individual shareholders who are resident in the U.K. will be entitled to a tax credit equal to one-ninth of the amount of the dividend received from us, which will be taken into account in computing the gross amount of the dividend subject to income tax. The tax credit will be credited against the relevant shareholder's liability (if any) to income tax on the gross amount of the dividend. An individual shareholder who is not subject to U.K. income tax on dividends received from us will not be entitled to claim payment of the tax credit in respect of such dividends. The right to a tax credit for an individual shareholder who is not resident in the U.K. will depend on his or her individual circumstances.

U.K. Corporation Tax - Unless an exemption is available (as discussed below), a corporate shareholder that is resident in the U.K. will be subject to U.K. corporation tax on dividends received from us. A corporate shareholder that is not resident in the U.K. will not be subject to U.K. corporation tax on dividends received from us, unless that shareholder carries on a trade in the U.K. through a permanent establishment in the U.K. and the shares are used by, for or held by or for, the permanent establishment. In these circumstances, the non-U.K. resident corporate shareholder may, depending on its individual circumstances (and if no exemption is available), be subject to U.K. corporation tax on dividends received from us.

The main rate of corporation tax payable with respect to dividends received from us in the financial year 2012 is 24%, although small companies may be entitled to claim the small companies rate of tax. If dividends paid by us fall within any of the exemptions from U.K. corporation tax set out in Part 9A of the U.K. Corporation Tax Act 2009, the receipt of the dividend by a corporate shareholder generally will be exempt from U.K. corporation tax. Generally, the conditions for one or more of those exemptions from U.K. corporation tax on dividends paid by us should be satisfied, although the conditions that must be satisfied in any particular case will depend on the individual circumstances of the relevant corporate shareholder.

Shareholders that are regarded as small companies should generally be exempt from U.K. corporation tax on dividends received from us, unless the dividends are received as part of a tax advantage scheme. Shareholders that are not regarded as small companies should generally be exempt from U.K. corporation tax on dividends received from us on the basis that the shares should be regarded as non-redeemable ordinary shares. Alternatively, shareholders that are not small companies should also generally be exempt from U.K. corporation tax on dividends received from us if they hold shares representing less than 10% of our issued share capital, would be entitled to less than 10% of the profits available for distribution to our equity-holders and would be entitled on a winding up to less than 10% of our assets available for distribution to such equity-holders. In certain limited circumstances, the exemption from U.K. corporation tax will not apply to such shareholders if a dividend is made as part of a scheme that has a main purpose of falling within the exemption from U.K. corporation tax.

U.K. Taxation of Capital Gains

U.K. Withholding Tax - Capital gains accruing to non-U.K. resident shareholders on the disposal of shares will not be subject to any withholding or deduction for or on account of U.K. tax, irrespective of the residence or the individual circumstances of the relevant shareholder.

U.K. Capital Gains Tax - A disposal of shares by an individual shareholder who is resident or ordinarily resident in the U.K. may, depending on his or her individual circumstances, give rise to a taxable capital gain or an allowable loss for the purposes of U.K. capital gains tax (“CGT”). An individual shareholder who temporarily ceases to be resident or ordinarily resident in the U.K. for a period of less than five years and who disposes of his or her shares during that period of temporary non-residence may be liable to CGT on a taxable capital gain accruing on the disposal on his or her return to the U.K. under certain anti-avoidance rules.

An individual shareholder who is neither resident nor ordinarily resident in the U.K. will not be subject to CGT on capital gains arising on the disposal of their shares, unless that shareholder carries on a trade, profession or vocation in the U.K. through a branch or agency in the U.K. and the shares were acquired, used in or for the purposes of the branch or agency or used in or for the purposes of the trade, profession or vocation carried on by the shareholder through the branch or agency. In these circumstances, the relevant non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to CGT on chargeable gains arising from a disposal of his or her shares. The rate of CGT in the tax year 2012/2013 is 18% for basic rate taxpayers and 28% for higher and additional rate taxpayers.

U.K. Corporation Tax - A disposal of shares by a corporate shareholder resident in the U.K. may give rise to a chargeable gain or an allowable capital loss for the purposes of U.K. corporation tax. A corporate shareholder not resident in the U.K. will not be liable for U.K. corporation tax on chargeable gains accruing on the disposal of its shares, unless that shareholder carries on a trade in the U.K. through a permanent establishment in the U.K. and the shares were acquired, used in or for the purposes of the permanent establishment or used in or for the purposes of the trade carried on by the shareholder through the permanent establishment. In these circumstances, the relevant non-U.K. resident shareholder may, depending on its individual circumstances, be subject to U.K. corporation tax on chargeable gains arising from a disposal of its shares.

The financial year for U.K. corporation tax purposes runs from April 1 to March 31. The main rate of U.K. corporation tax on chargeable gains is 26% in the financial year 2011 and 24% in the financial year 2012, although small companies may be entitled to claim the small companies rate of tax. Corporate shareholders will be entitled to an indexation allowance in computing the amount of a chargeable gain accruing on a disposal of the shares, which will provide relief for the effects of inflation by reference to movements in the U.K. retail price index.

If the conditions of the applicable shareholding exemption are satisfied in relation to a chargeable gain accruing to a corporate shareholder on a disposal of its shares, the chargeable gain will be exempt from U.K. corporation tax. The conditions of the substantial shareholding exemption that must be satisfied will depend on the individual circumstances of the relevant corporate shareholder. One of the conditions of the substantial shareholding exemption that must be satisfied is that the corporate shareholder must have held a substantial shareholding in the Company throughout a twelve-month period beginning not more than two years before the day on which the disposal takes place. Ordinarily, a corporate shareholder will not be regarded as holding a substantial shareholding in us, unless it (whether alone, or together with other group companies) directly holds not less than 10% of our ordinary share capital.

U.K. Stamp Duty and SDRT

The discussion below relates to shareholders wherever resident but not to holders such as market makers, brokers, dealers and intermediaries, to whom special rules apply. Special rules also apply in relation to certain stock lending and repurchase transactions.

Transfer of Shares held in book entry form via DTC - A transfer of shares held in book entry (i.e., electronic) form within the facilities of the DTC will not be subject to U.K. stamp duty or SDRT.

Transfers of Shares out of, or outside of, DTC - Subject to an exemption for certain low value transactions, a transfer of shares from within the DTC system out of that system or any transfer of shares that occurs entirely outside the DTC system generally will be subject to a charge to ad valorem U.K. stamp duty (normally payable by the transferee) at 0.5% of the purchase price of the shares (rounded up to the nearest multiple of £5). SDRT generally will be payable on an unconditional agreement to transfer such shares at 0.5% of the amount or value of the consideration for the transfer. However, such liability for SDRT generally will be cancelled and any SDRT paid will be refunded if the agreement is completed by a duly-stamped transfer within six years of either the date of the agreement or, if the agreement was conditional, the date when the agreement became unconditional.

We have put in place arrangements to require that shares held outside the facilities of DTC cannot be transferred into such facilities (including where shares are re-deposited into DTC by an existing shareholder) until the transferor of the shares has first delivered the shares to a depository we specified, so that SDRT may be collected in connection with the initial delivery to the depository. Before such transfer can be registered in our books, the transferor will be required to put in the depository funds to settle the resultant liability for SDRT, which will be 1.5% of the value of the shares, and to pay the transfer agent such processing fees as may be established from time to time.

Following a decision of the European Court of Justice in 2009 and a decision of the U.K. first-tier tax tribunal in 2012, HMRC has announced that it will not seek to apply the 1.5% charge to stamp duty or SDRT on the issuance of shares (or, where it is integral to the raising of new capital, the transfer of new shares) into depository receipt or clearance systems, such as DTC. Thus, the 1.5% U.K. stamp duty or SDRT charge will apply only to the transfer of existing shares to clearance services or depositary receipt systems in circumstances where the transfer is not integral to the raising of new capital (for example, where shares are re-deposited into DTC by an existing shareholder). Investors should, however, be aware that this area may be subject to further developments in the future.

The above statements are intended only as a general guide to the current U.K. stamp duty and SDRT position. Transfers to certain categories of persons are not liable to U.K. stamp duty or SDRT and transfers to others may be liable at a higher rate than discussed above.

Equity Compensation Plans

For information on shares issued or to be issued in connection with our equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Issuer Purchases of Equity Securities

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	2,216	$54.84	—	$—
November 1 - November 30	1,471	$56.90	—	$—
December 1 - December 31	1,233	$58.86	—	$—
Total	4,920	$56.46	—

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

During the quarter ended December 31, 2012, repurchases of our equity securities primarily were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for reissuance in connection with employee share awards.

The chart below presents a comparison of the five-year cumulative total return, assuming $100 invested on December 31, 2007 and the reinvestment of dividends, for our shares, the Standard & Poor's 500 Stock Price Index and the Dow Jones U.S. Oil Equipment & Services Index.*

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Ensco plc
S&P 500
Dow Jones US Oil Equipment & Services

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12

Ensco plc	100.00	47.72	67.34	92.33	83.32	108.24
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones US Oil Equipment & Services	100.00	40.70	67.22	85.60	74.96	75.20
____________________________________

* $100 invested on December 31, 2007 in shares or index, including reinvestment of dividends for each fiscal year ending December 31.

Item 6.  Selected Financial Data

The financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
	(in millions, except per share amounts)
Consolidated Statement of Income Data
Revenues	$4,300.7	$2,797.7	$1,674.2	$1,859.0	$2,201.3
Operating expenses
Contract drilling (exclusive of depreciation)	2,028.0	1,449.1	741.8	693.5	716.1
Depreciation	558.6	408.9	210.4	182.8	165.1
General and administrative	148.9	158.6	86.1	64.0	53.8
Operating income	1,565.2	781.1	635.9	918.7	1,266.3
Other (expense) income, net	(98.6)	(57.9)	18.2	8.8	(4.2)
Provision for income taxes	244.4	115.4	97.2	178.6	218.6
Income from continuing operations	1,222.2	607.8	556.9	748.9	1,043.5
(Loss) income from discontinued operations, net(2)	(45.5)	(2.2)	29.0	35.6	113.2
Net income	1,176.7	605.6	585.9	784.5	1,156.7
Net income attributable to noncontrolling interests	(7.0)	(5.2)	(6.4)	(5.1)	(5.9)
Net income attributable to Ensco	$1,169.7	$600.4	$579.5	$779.4	$1,150.8
Earnings (loss) per share – basic
Continuing operations	$5.24	$3.10	$3.86	$5.24	$7.26
Discontinued operations	(0.19)	(0.01)	0.20	0.24	0.78
	$5.05	$3.09	$4.06	$5.48	$8.04
Earnings (loss) per share - diluted
Continuing operations	$5.23	$3.09	$3.86	$5.24	$7.24
Discontinued operations	(0.19)	(0.01)	0.20	0.24	0.78
	$5.04	$3.08	$4.06	$5.48	$8.02
Net income attributable to Ensco shares - Basic and Diluted	$1,157.4	$593.5	$572.1	$769.7	$1,138.2
Weighted-average shares outstanding
Basic	229.4	192.2	141.0	140.4	141.6
Diluted	229.7	192.6	141.0	140.5	141.9
Cash dividends per share	$1.50	$1.40	$1.08	$0.10	$0.10

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Balance Sheet and Cash Flow Statement Data
Working capital	$734.2	$348.7	$1,087.7	$1,167.9	$973.0
Total assets	18,565.3	17,898.8	7,051.5	6,747.2	5,830.1
Long-term debt, net of current portion	4,798.4	4,877.6	240.1	257.2	274.3
Ensco shareholders' equity	11,846.4	10,879.3	5,959.5	5,499.2	4,676.9
Cash flow from continuing operations	2,200.2	731.8	807.0	1,176.4	994.3

(1)	Includes the results of Pride International, Inc. from the Merger Date.

(2)	See Note 11 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own an offshore drilling rig fleet of 74 rigs, including rigs under construction, spanning most of the strategic, high-growth markets around the globe. Our rig fleet includes nine drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 46 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry and our premium jackup fleet is the largest of any offshore drilling company.  We currently have three technologically-advanced drillships and three ultra-premium harsh environment jackup rigs under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

        Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major deepwater and shallow-water basin around the world. The regions in which we operate include major markets in Southeast Asia, Australia, the North Sea, the Mediterranean, the U.S. Gulf of Mexico, Mexico and the Middle East, as well as the fastest-growing deepwater markets in Brazil and West Africa, where some of the world's most prolific geology resides.

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

Our Industry

Operating results in the offshore contract drilling industry are cyclical and directly related to the demand for drilling rigs and the available supply of drilling rigs. While the cost of moving a rig and the availability of rig-moving vessels may cause the balance of supply and demand to vary somewhat between regions, significant variations between regions are generally of a short-term nature due to rig mobility.

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

Demand remained weak in most regions for shallow-water drilling during 2010 while demand for floaters came under additional pressure as a result of delays in operators' ability to secure permits in the U.S. Gulf of Mexico due to the Macondo well incident and related regulatory developments and other actions imposed by the U.S. Department of the Interior. Jackup rig utilization and day rates stabilized during 2011 as demand for shallow-water drilling improved while permit issuances in the U.S. Gulf of Mexico related to deepwater programs also improved, in addition to an upward movement in global demand for deepwater drilling. During 2012, the permitting process in the U.S. Gulf of Mexico improved significantly and an increase in demand for jackup and floater rigs resulted in increased utilization and day rates.

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

Drilling Rig Supply

During recent periods, various industry participants ordered the construction of 298 new drillships, semisubmersible rigs and jackup rigs, 114 of which were delivered during the last three years.

Worldwide rig supply in the Floaters segment continues to increase as a result of newbuild construction programs.  It has been reported that 96 newbuild drillships and semisubmersible rigs currently are under construction, over 20 of which are scheduled for delivery during 2013.  Over half of all newbuild floater rigs scheduled for delivery are contracted.  We expect newbuild floater rigs will be absorbed into the market without a significant effect on utilization and day rates.

Worldwide rig supply in the Jackups segment continues to increase as a result of newbuild construction programs.  It has been reported that 88 newbuild jackup rigs are under construction, over 55 of which are scheduled for delivery during 2013.  The majority of all newbuild jackup rigs scheduled for delivery are not contracted.  Although the supply of available jackup rigs is expected to further increase from newbuild deliveries, given the aforementioned improvements in demand and utilization, day rates generally are expected to trend upward in the near-term in most regions.

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
The conversion was executed in response to favorable regulatory developments involving shares of certain companies domiciled in the U.K. and allows shareholders to directly own and trade our Class A ordinary shares on the NYSE, which is a requirement to be eligible for the S&P 500 Index. After the close of trading on July 30, 2012, we were readmitted to the S&P 500 index. The conversion did not significantly impact our shareholder rights or our share capital.
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

Drilling Rig Construction and Delivery

We continue to maintain our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment while expanding the size and quality of our floater drilling rig fleet.  During the three-year period ended December 31, 2012, we invested $2.3 billion in the construction of new drilling rigs.

We previously contracted Keppel FELS Limited ("KFELS") to construct seven 8500 Series® ultra-deepwater semisubmersible rigs (the "ENSCO 8500 Series®" rigs) based on our proprietary design. The ENSCO 8500 Series® rigs are enhanced versions of ENSCO 7500 and are capable of drilling in up to 8,500 feet of water. ENSCO 8500 and ENSCO 8501 were delivered in 2008 and 2009, respectively, and commenced drilling operations in the U.S. Gulf of Mexico under long-term contracts during 2009. ENSCO 8502 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during 2010. ENSCO 8503 was delivered in 2010, commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011 and subsequently commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during the first quarter of 2012. ENSCO 8504 was delivered and commenced drilling operations under a long-term contract in Brunei during the third quarter of 2011, and ENSCO 8505 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during the second quarter of 2012. ENSCO 8506, the final rig in the ENSCO 8500 Series®, was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

In connection with the Merger, we acquired seven drillships, two of which were under construction at the time of the Merger. These newbuild drillships are based on a Samsung Heavy Industries ("SHI") proprietary hull design capable of drilling in water depths of up to 10,000 feet of water. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades, and commenced drilling operations in Angola under a long-term contract during the first quarter of 2013. ENSCO DS-7 is under construction and scheduled for delivery in the third quarter of 2013. The rig is expected to commence drilling operations under a long-term contract with TOTAL during the fourth quarter of 2013. During the second quarter of 2012, we entered into agreements with SHI to construct two additional ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). These rigs are scheduled for delivery during the second half of 2014 and remain uncontracted.

We previously entered into agreements with KFELS to construct three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122).  These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  ENSCO 120 is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

We historically have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild construction. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and newbuild construction in particular. We believe our strong balance sheet, $10.8 billion of contract backlog, $1.9 billion of availability under our revolving credit facilities and our $1.0 billion commercial paper program will enable us to meet the capital expenditure obligations associated with our newbuild rig construction contracts and sustain an adequate level of liquidity during 2013 and beyond.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations, and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance.  Consistent with this strategy, we sold three jackup rigs, one moored semisubmersible rig and our last remaining barge rig during 2012.

Segment Highlights

Floaters

Operating results for our Floaters segment significantly improved during 2012, primarily due to a full year of operations by five drillships and eleven semisubmersible rigs acquired in connection with the Merger and the addition of ENSCO 8505 to our floater fleet.  During 2012, ENSCO 8505 commenced drilling operations for Anadarko, Apache and Noble Energy in the U.S. Gulf of Mexico at a day rate of approximately $480,000.

ENSCO 8506 was contracted to Anadarko in January 2012 and commenced drilling operations in the U.S. Gulf of Mexico during the first quarter of 2013 under a long-term contract at a day rate of approximately $530,000. ENSCO DS-6 was contracted to BP in April 2012 at a day rate of approximately $522,000, underwent customer specified upgrades in a shipyard in Singapore and commenced drilling operations during the first quarter of 2013.

     ENSCO 8504 was contracted to Shell in the Philippines beginning in February 2013 under a six-month contract at a day rate of approximately $460,000 followed by a long-term contract with Shell in Malaysia beginning in July 2013 at a day rate of approximately $535,000. ENSCO 5006 was contracted to INPEX Corporation in December 2012 and is expected to commence drilling operations in Australia, after the completion of customer requested upgrades, during the third quarter of 2014 under a long-term contract. The initial day rate is approximately $461,000 and will average approximately $490,000 over the term of the contract.

ENSCO DS-7 is scheduled for delivery in the third quarter of 2013. The rig is committed under a long-term contract with TOTAL at an initial day rate of $615,000 and expected to commence drilling operations during the fourth quarter of 2013.

 Jackups

During 2012, an increase in utilization and average day rates resulted in improved operating results for our Jackups segment. In particular, high specification jackup rigs earned significantly higher day rates in 2012 as compared to the prior year as customer demand for more capable rigs increased. Additionally, certain previously cold stacked and uncontracted rigs commenced drilling operations under long-term contracts. The jackup market remains tight and as of December 31, 2012 all of our marketed jackup rigs were contracted.

The demand for jackup rigs is expected to continue to increase in 2013. ENSCO 81 was contracted to Stone in the U.S. Gulf of Mexico beginning in April 2013 at a day rate of approximately $138,000 per day, which is an increase of more than $45,000 from its existing contract. ENSCO 107 was contracted to OMV in New Zealand beginning in October 2013, after completion of its existing contracts. The day rate of approximately $230,000 is one of the highest for the rig class since 2007.

ENSCO 120, ENSCO 121 and ENSCO 122, three ultra-high specification harsh environment jackup rigs, are currently under construction and are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  ENSCO 120 is committed under a long-term drilling contract with Nexen in the North Sea at a day rate of approximately $230,000 and is expected to commence drilling operations during the fourth quarter of 2013.

BUSINESS ENVIRONMENT

Floaters

During 2010, demand for drilling rigs in the Floaters segment remained stable but came under pressure as a result of delays in operators' ability to secure permits in the U.S. Gulf of Mexico due to regulatory developments and other actions imposed by the U.S. Department of Interior. Several drilling permits were issued during 2011 in the U.S. Gulf of Mexico related to programs that had been interrupted by the response to the Macondo well incident as offshore drilling contractors continued to work with operators and government regulators to address new regulatory requirements and secure drilling permits. During 2012, the permitting process in the U.S. Gulf of Mexico improved significantly, which, combined with increased demand, has added new floaters to the market. We expect this positive trend to continue in 2013.

Demand for work in 2013 and beyond also remains strong in various other regions. With discoveries being announced regularly in West Africa, the market has tightened, and there is upward pressure on day rates. Demand remains especially strong in Angola and Nigeria where there are several long-term requirements outstanding for development projects. In Brazil, the demand for drilling is expected to continue as Petrobras taps its pre-salt reserves. We believe demand for floaters will increase in 2013 in Southeast Asia and Australia. In Mexico, Petróleos Mexicanos, the national oil company of Mexico, has publicly announced the need for deepwater drilling to offset declines in production from shallow-water and onshore fields. Exploration and production success, new deepwater basins, and strong commodity prices are expected to have a continued positive impact on future rig demand in the Floaters segment.

Jackups

During 2010, demand for drilling rigs in the Jackups segment was limited, resulting in softness in day rates for standard duty jackup rigs. Tender activity increased during 2011 as demand for shallow-water drilling improved, which helped to stabilize jackup rig utilization and day rates. During 2012, demand and average day rates increased from 2011, and the market remains tight with demand for jackup rigs forecasted to increase during 2013.

Demand remains strong in the Asia Pacific Rim, and the market is expected to tighten in 2013 with a number of incremental long-term projects from several operators. Tender activity remains strong in Australia, Indonesia, Malaysia and the Philippines.

The North Sea market remains tight with all rigs in the marketed fleet currently contracted and only a limited supply of standard duty jackup rigs becoming available in the second half of 2013. Several newbuild rigs are expected to enter the region in 2013 and will likely be absorbed based on the number of new inquiries for work starting during 2013 and 2014.

In the Middle East, rig demand improved during 2012, and existing contract backlog for 2013 is approximately 80% of the available supply of jackup rigs. The backlog of firm commitments for 2014 is over 50% of available supply. This increased demand has resulted in upward pressure on day rates, and we expect incremental demand in Saudi Arabia, Oman and Qatar.

Demand for jackup rigs in the U.S. Gulf Mexico improved during 2012, and we expect the market will remain strong during 2013. In Mexico, Petróleos Mexicanos continues to attract rigs in an effort to increase their jackup fleet.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Revenues	$4,300.7	$2,797.7	$1,674.2
Operating expenses
Contract drilling (exclusive of depreciation)	2,028.0	1,449.1	741.8
Depreciation	558.6	408.9	210.4
General and administrative	148.9	158.6	86.1
Operating income	1,565.2	781.1	635.9
Other (expense) income, net	(98.6)	(57.9)	18.2
Provision for income taxes	244.4	115.4	97.2
Income from continuing operations	1,222.2	607.8	556.9
(Loss) income from discontinued operations, net	(45.5)	(2.2)	29.0
Net income	1,176.7	605.6	585.9
Net income attributable to noncontrolling interests	(7.0)	(5.2)	(6.4)
Net income attributable to Ensco	$1,169.7	$600.4	$579.5

During 2012, excluding an increase of $826.6 million in revenues and $354.3 million in operating income attributable to the impact of the Merger, revenues and operating income increased by $676.4 million, or 38%, and $429.8 million, or 81%, respectively, as compared to the prior year. The increase in revenues and operating income primarily was due to newbuild additions to the Floaters segment and an increase in utilization and average day rates for existing rigs in our Floaters and Jackups segments. See below for additional information on our operating results by segment.

During 2011, excluding $1.0 billion of revenues and $216.3 million of operating income attributable to the impact of the Merger, revenues increased by $92.1 million, or 6%, and operating income declined by $71.1 million, or 11%, as compared to the prior year.  The increase in revenues primarily was due to newbuild additions to our floater fleet, partially offset by lower revenue contribution from ENSCO 7500, which was undergoing a shipyard enhancement project.  The decline in operating income primarily was due to a decrease in average day rates for our Jackups segment, ENSCO 7500 as previously noted and general and administrative expense incurred by Ensco to effect the Merger. See below for additional information on our operating results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future periods as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Locations, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of December 31, 2012, 2011 and 2010:

	2012	2011 (1)	2010
Floaters(2)	25	22	5
Jackups	42	42	39
Under construction(2)(3)	6	7	3
Total(4)	73	71	47

(1)
In connection with the Merger, we acquired 19 floater rigs, two of which were under construction, and seven jackup rigs. Subsequent to the Merger, one floater rig and four jackup rigs were reclassified as discontinued operations, including Pride Pennsylvania which was classified as held-for-sale as of December 31, 2012. Rigs reclassified as discontinued operations were excluded from the total number of rigs for each period.

(2)
ENSCO 8505 was delivered during the first quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the second quarter of 2012. ENSCO DS-6 was delivered during the first quarter of 2012, underwent customer specified upgrades in a shipyard in Singapore and commenced drilling operations during the first quarter of 2013. ENSCO 8506 was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

ENSCO 8504 was delivered and commenced drilling operations in Brunei during the third quarter of 2011.

(3)
During the second quarter of 2012, we entered into agreements with SHI to construct our sixth and seventh ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are uncontracted and scheduled for delivery during the second half of 2014.

In 2011, we entered into agreements with KFELS to construct three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122).  These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  ENSCO 120 is committed under a long-term contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010
Rig Utilization(1)
Floaters	87%	80%	81%
Jackups(3)	89%	80%	77%
Total	88%	80%	78%
Average Day Rates(2)
Floaters	$358,336	$339,017	$375,098
Jackups(3)	106,212	98,249	106,316
Total	$193,407	$160,717	$129,543

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

(2)
Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump sum revenues and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

(3)
ENSCO 69 has been excluded from rig utilization and average day rates for our Jackups operating segment during the period the rig was controlled and operated by Petrosucre, a subsidiary of Petróleos de Venezuela S.A., the national oil company of Venezuela (January 2009 - August 2010).

Detailed explanations of our operating results, including discussions of revenues, contract drilling expense and depreciation expense by segment, are provided below.

Operating Income

Management of our business is a dynamic and constantly evolving process. This was especially true during 2011 and 2012 as we completed the Merger and executed integration activities. During the fourth quarter, the Chief Operating Decision Maker ("CODM") evaluated the manner in which our business was being managed and concluded that distinctions in water depth capabilities for our floating rigs were no longer a significant factor in the performance assessment and resource allocation decision making process. The CODM requested that financial information previously disaggregated between floating rigs capable of drilling in 4,500 feet and greater (Deepwater) and floating rigs capable of drilling in 4,499 feet or less (Midwater) be combined into a single floaters category for internal financial reporting purposes effective for the fourth quarter of 2012. We now consider our drillship and semisubmersible rig fleet to be one operating segment.

Our business now consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which currently consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
Segment information for each of the years in the three-year period ended December 31, 2012 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."  Prior year information has been reclassified to conform to the current year presentation.

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,707.8	$1,510.1	$82.8	$4,300.7	$—	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	1,225.1	741.8	61.1	2,028.0	—	2,028.0
Depreciation	382.3	167.4	—	549.7	8.9	558.6
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$1,100.4	$600.9	$21.7	$1,723.0	$(157.8)	$1,565.2

Year Ended December 31, 2011

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,532.8	$1,212.5	$52.4	$2,797.7	$—	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	785.1	621.1	42.9	1,449.1	—	1,449.1
Depreciation	235.9	168.6	—	404.5	4.4	408.9
General and administrative	—	—	—	—	158.6	158.6
Operating income (loss)	$511.8	$422.8	$9.5	$944.1	$(163.0)	$781.1

Year Ended December 31, 2010

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$475.2	$1,199.0	$—	$1,674.2	$—	$1,674.2
Operating expenses
Contract drilling (exclusive of depreciation)	176.1	565.7	—	741.8	—	741.8
Depreciation	44.8	164.3	—	209.1	1.3	210.4
General and administrative	—	—	—	—	86.1	86.1
Operating income (loss)	$254.3	$469.0	$—	$723.3	$(87.4)	$635.9

Floaters

During 2012, excluding an increase of $785.9 million attributable to the impact of the Merger, Floaters revenues increased by $389.1 million, or 67%, as compared to the prior year. The increase in revenues primarily was due to commencement of ENSCO 8503, ENSCO 8504 and ENSCO 8505 drilling operations during the first and third quarters of 2011 and the second quarter of 2012, respectively. Increased utilization, primarily attributable to ENSCO 7500, which was undergoing a shipyard enhancement project during the prior year, and increased average day rates, primarily attributable to ENSCO 8502 and ENSCO 8503, which were sublet during the prior year before commencing original two-year contracts in the U.S. Gulf of Mexico in June 2011 and January 2012, respectively, also led to the increase in revenues.

Excluding an increase of $319.9 million attributable to the impact of the Merger, contract drilling expense increased by $120.1 million, or 53%, as compared to the prior year, primarily due to the additions to our fleet, completion of the ENSCO 7500 shipyard-enhancement project as previously noted. The increase in contract drilling expense attributable to the impact of the Merger is net of $63.3 million related to the settlement of third-party claims during 2012. Depreciation expense increased by $27.0 million, or 34%, excluding an increase of $119.4 million in expense attributable to the impact of the Merger. The increase in depreciation expense primarily was due to the aforementioned additions to our floater fleet and depreciation on ENSCO 7500 enhancements completed late in 2011.

During 2011, excluding $948.3 million of revenues and $560.5 million of contract drilling expense attributable to the impact of the Merger, Floaters revenues and contract drilling expense increased by $109.3 million, or 23%, and $48.5 million, or 28%, respectively, as compared to the prior year. The increase in revenues and contract drilling expense primarily was due to ENSCO 8502, ENSCO 8503 and ENSCO 8504, which were added to our Floaters segment and commenced drilling operations during the third quarter of 2010 and the first and third quarters of 2011, respectively, partially offset by lower revenue contribution from ENSCO 7500 as the rig completed an shipyard-

enhancement project and commenced drilling operations in December 2011.  Depreciation expense increased by $35.6 million, or 79%, excluding $155.5 million of expense attributable to the impact of the Merger. The increase in depreciation expense primarily was due to the aforementioned addition of ENSCO 8502, ENSCO 8503 and ENSCO 8504 to our floater fleet.

Jackups

During 2012, excluding an increase of $10.4 million in revenues attributable to the impact of the Merger, Jackup revenues increased by $287.2 million, or 24%, as compared to the prior year. The increase in revenues primarily was due to an increase in utilization to 92% from 81% in the prior year period and a 9% increase in average day rates. Increased utilization and average day rates primarily were attributable to increased drilling activity in the Middle East, Europe and Asia Pacific Rim markets. As a result, certain previously cold stacked rigs were reactivated and commenced drilling operations under long-term contracts. Excluding an increase of $11.8 million attributable to the impact of the Merger, contract drilling expense increased by $108.9 million, or 18%, as compared to the prior year, primarily due to increased utilization, personnel costs and a gain associated with the cash settlement of our insurance claim made under our package policy for ENSCO 69 during the prior year. Depreciation expense was comparable to the prior year, excluding an increase of $3.1 million attributable to the impact of the Merger.

During 2011, excluding $30.6 million of revenues attributable to the impact of the Merger, Jackup revenues declined by $17.1 million, or 1%, as compared to the prior year.  The decline in revenues primarily was due to a 7% decline in average day rates resulting from lower levels of spending by oil and gas companies coupled with excess rig availability. The decline in average day rates primarily was attributable to the Asia Pacific Rim and Middle East markets.  Contract drilling expense increased by $38.5 million, or 7%, excluding $16.9 million of expense attributable to the impact of the Merger. The increase in contract drilling expense primarily was due to increased personnel costs and repair and maintenance expense, partially offset by gains associated with the cash settlement of our insurance claim made under the package policy for ENSCO 69. Depreciation expense was comparable to the prior year period, excluding $3.4 million of expense attributable to the impact of the Merger.

Other

During 2012 and 2011, other revenues and contract drilling expense were attributable to the managed drilling rig operations we acquired in connection with the Merger.

Reconciling Items

During 2012, general and administrative expense declined $9.7 million, or 6%, as compared to the prior year, primarily due to professional fees incurred during the prior year in connection with the Merger, partially offset by a general increase in costs as a result of the Merger and lease termination costs associated with our former U.S. administrative office in Dallas, TX.

During 2011, excluding general and administrative expense of $35.5 million attributable to the impact of the Merger, general and administrative expense increased by $37.0 million, or 43%, as compared to the prior year due to increased advisory, legal, accounting, valuation and other professional or consulting fees incurred by Ensco to effect the Merger, in addition to professional fees and personnel expense incurred by Ensco as a result of related integration efforts.

Other Income (Expense), Net

The following table summarizes other income (expense), net, for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Interest income	$22.8	$17.2	$.7
Interest expense, net:
Interest expense	(229.4)	(176.1)	(21.3)
Capitalized interest	105.8	80.2	21.3
	(123.6)	(95.9)	—
Other, net	2.2	20.8	17.5
	$(98.6)	$(57.9)	$18.2

During 2012, interest income increased as compared to the prior year due to certain long-term receivables acquired in connection with the Merger for reimbursement of mobilization and upgrade costs. Interest expense increased during 2012 as compared to the prior year primarily due to an increase in average outstanding debt resulting from $1.9 billion aggregate principal amount of debt assumed in connection with the Merger and, to a lesser extent, our public offering in March 2011 of $2.5 billion aggregate principal amount of senior notes. Interest expense capitalized during 2012 increased $25.6 million, or 32%, as compared to the prior year, due to the aforementioned increase in average outstanding debt and an increase in the average outstanding amount of capital invested in drilling rigs that were acquired in connection with Merger while under construction. All interest expense incurred during 2010 was capitalized in connection with our newbuild construction. Information on our long-term debt is discussed in Note 5 to our consolidated financial statements.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $3.5 million and net foreign currency exchange gains of $16.9 million and $3.5 million were included in other, net, on our consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, net unrealized gains of $2.8 million from marketable securities held in our supplemental executive retirement plans ("SERP") were included in other, net, on our consolidated statement of income for the year ended December 31, 2012. The fair value measurement of our marketable securities held in the SERP is discussed in Note 3 to our consolidated financial statements.

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

Provision for Income Taxes

Ensco plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another.

Subsequent to our redomestication to the U.K. in December 2009, we reorganized our worldwide operations, which included, among others, the transfer of ownership of several of our drilling rigs among our subsidiaries during 2010.

In December 2012, we completed the restructuring of certain subsidiaries of the acquired company and recognized $51.2 million of income tax expense in connection therewith.

Income tax expense was $244.4 million, $115.4 million and $97.2 million and our consolidated effective income tax rate was 16.7%, 15.9% and 14.9% during the years ended December 31, 2012, 2011 and 2010, respectively. Our consolidated effective income tax rate for 2012 includes the impact of various discrete tax items, the majority of which is attributable to income tax expense associated with certain restructuring transactions in December 2012 and net income tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years. Our consolidated effective income tax rate for 2011 includes the impact of various discrete tax items, the majority of which is attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the years ended December 31, 2012 and 2011 was 12.2% and 15.1%, respectively. The decrease in our consolidated effective income tax rate, excluding discrete tax items, was due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries in 2011 and changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

The increase in our 2011 consolidated effective income tax rate, excluding discrete tax items, to 15.1% from 14.9% in 2010 was primarily due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries during 2011, partially offset by the transfer of ownership of several of our drilling rigs among our subsidiaries in 2010 and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Discontinued Operations
In recent years, we have focused on the expansion of our floater rig fleet and high-grading our premium jackup fleet. Accordingly, we sold the following rigs during the three-year period ended December 31, 2012 (in millions):

Rig	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)(3)
ENSCO 5003	December 2012	Floaters	$68.2	$89.4	$(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
ENSCO 95	June 2011	Jackups	41.5	28.8	12.7
ENSCO 60	November 2010	Jackups	25.7	20.0	5.7
ENSCO 57	April 2010	Jackups	47.1	29.2	17.9
ENSCO 50 & ENSCO 51	March 2010	Jackups	94.7	60.8	33.9
			$355.0	$298.8	$56.2
(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012 and previously were included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) The pre-tax gain/(loss) was included in (loss)/gain on disposal of discontinued operations, net on our consolidated statement of income in the year of sale.
During 2012, we classified our jackup rig Pride Pennsylvania as held for sale. The rig's aggregate net book value totaled $14.2 million, which was included in prepaid expenses and other on our consolidated balance sheet as of December 31, 2012. We have received a nonrefundable deposit related to the potential sale of the asset and associated inventory. The sale is expected to be completed within one year. The rig was written down to fair value less estimated cost to sell, resulting in a pre-tax impairment charge of approximately $500,000, which was included in loss from discontinued operations, net, in our consolidated statement of income for the year ended December 31, 2012. Furthermore, the rig's operating results were reclassified to discontinued operations and included in loss from discontinued operations, net in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012. The rig's operating results were previously included within our Jackups segment results.

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

Given our number of rigs under construction, $2.5 billion aggregate principal amount of debt was issued to finance a portion of the Merger and $1.9 billion aggregate principal amount of debt assumed in the Merger, it is contemplated that our cash flows primarily will be dedicated to finance newbuild construction through 2014 and to service our long-term debt. Based on our balance sheet and current contractual backlog of $10.8 billion, we believe our future operations and obligations associated with our newbuild construction primarily will be funded from future operating cash flow and borrowings under our commercial paper program and/or credit facilities.

During the three-year period ended December 31, 2012, our primary source of cash was an aggregate $3.7 billion generated from operating activities of continuing operations, $2.5 billion in proceeds from the issuance of our senior notes and $355.0 million in proceeds from rig sales.  Our primary uses of cash during the same period included $3.4 billion for the construction, enhancement and other improvement of our drilling rigs, including $2.3 billion invested in our newbuild construction, $794.1 million for dividend payments, and $278.0 million for long-term debt payments.

Detailed explanations of our liquidity and capital resources for each of the years in the three-year period ended December 31, 2012 are set forth below.

Cash Flows and Capital Expenditures

Our cash flows from operating activities of continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2012 were as follows (in millions):

	2012	2011	2010
Cash flows from operating activities of continuing operations	$2,200.2	$731.8	$807.0
Capital expenditures on continuing operations:
New rig construction	$1,298.3	$394.0	$567.5
Rig acquisition	—	—	184.2
Rig enhancements	294.1	176.9	36.3
Minor upgrades and improvements	209.8	158.1	87.3
	$1,802.2	$729.0	$875.3

During 2012, cash flows from continuing operations increased by $1.5 billion, or 201%, as compared to the prior year.  The increase primarily resulted from a $1.7 billion increase in cash receipts from contract drilling services and a $112.1 million decrease in cash payments related to general and administrative costs, which was primarily attributable to the Merger. The aforementioned items were partially offset by a $221.3 million increase in cash payments related to contract drilling expenses, a $71.2 million increase in cash payments for interest and a $49.2 million decrease in cash receipts from the sale of our auction rate securities during 2011.

During 2011, cash flows from continuing operations declined by $75.2 million, or 9%, as compared to the prior year.  The decrease primarily resulted from a $911.9 million increase in cash payments related to contract drilling expenses, a $142.0 million increase in cash payments related to general and administrative costs, which was primarily attributable to the Merger, and a $58.7 million increase in cash payments for interest. The aforementioned items were partially offset by a $975.5 million increase in cash receipts from contract drilling services, a $47.5 million decline in tax payments and a $33.0 million increase in cash receipts from the sale of our auction rate securities.

We continue to maintain our long-established strategy of high-grading our jackup rig fleet by investing in newer equipment while expanding the size and quality of our ultra-deepwater floater drilling rig fleet. During the three-year period ended December 31, 2012, we invested $2.3 billion in the construction of new drilling rigs and an additional $507.3 million upgrading the capability and extending the useful lives of our existing fleet.

We previously contracted KFELS to construct the ENSCO 8500 Series® rigs based on our proprietary design. The ENSCO 8500 Series® rigs are enhanced versions of ENSCO 7500 and are capable of drilling in up to 8,500 feet of water. ENSCO 8500 and ENSCO 8501 were delivered in 2008 and 2009, respectively, and commenced drilling operations in the U.S. Gulf of Mexico under long-term contracts during 2009. ENSCO 8502 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during 2010. ENSCO 8503 was delivered in 2010, commenced drilling operations in French Guiana under a short-term sublet agreement during the first quarter of 2011 and subsequently commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during the first quarter of 2012. ENSCO 8504 was delivered and commenced drilling operations under a long-term contract in Brunei during the third quarter of 2011. ENSCO 8505 was delivered and commenced drilling operations under a long-term contract in the U.S. Gulf of Mexico during 2012. ENSCO 8506, the final rig in the

ENSCO 8500 Series®, was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

In connection with the Merger, we acquired seven drillships, two of which were under construction at the time of the Merger. These newbuild drillships are based on a SHI proprietary hull design capable of drilling in water depths of up to 10,000 feet of water. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades and commenced drilling operations in Angola under a long-term contract during the first quarter of 2013. ENSCO DS-7 is under construction and scheduled for delivery in the third quarter of 2013. The rig is expected to commence drilling operations under a long-term contract with TOTAL during the fourth quarter of 2013. During the second quarter of 2012, we entered into agreements with SHI to construct two additional ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are scheduled for delivery during the second half of 2014 and remain uncontracted.

We previously entered into agreements with KFELS to construct three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122).  These rigs are scheduled for delivery during the second quarter and fourth quarter of 2013 and the second half of 2014, respectively.  ENSCO 120 is committed under a long-term drilling contract in the North Sea, while the other two jackup rigs under construction are uncontracted.

We historically have relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild construction. A substantial portion of our cash flow has been and will continue to be invested in the expansion and enhancement of our fleet of drilling rigs in general and our newbuild construction in particular. We believe our strong balance sheet, over $10.8 billion of contract backlog, $1.9 billion of available revolving credit facilities and $1.0 billion commercial paper program will enable us to meet the capital expenditure obligations associated with our newbuild rig construction contracts and sustain an adequate level of liquidity during 2013 and beyond.

Based on our current projections, we expect capital expenditures during 2013 to include approximately $1.2 billion for newbuild construction, approximately $350.0 million for rig enhancement projects and approximately $275.0 million for minor upgrades and improvements.  Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios as of December 31, 2012, 2011 and 2010 are summarized below (in millions, except percentages):

	2012	2011	2010
Total debt	$4,845.9	$5,050.1	$257.3
Total capital*	16,692.3	15,929.4	6,216.8
Total debt to total capital	29.0%	31.7%	4.2%

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

Upon consummation of the Merger, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (the "Acquired Notes") and $151.5 million aggregate principal amount of MARAD bonds due 2016. Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem each series of the Acquired Notes, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Acquired Notes also contain customary events of default, including failure to pay principal or interest on the Acquired Notes when due, among others. The Acquired Notes contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Revolving Credit

On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes.  The Five-Year Credit Facility had an original term of five years, expiring in May 2016, and replaced our $700.0 million four-year credit agreement, which was scheduled to mature in May 2014. On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco's subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. On May 2, 2012, we entered into an amendment to the Five-Year Credit Facility, dated as of May 12, 2011, among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto. As amended, certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the Five-Year Credit Facility, including its term, remained unchanged. Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion.  We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2012 and December 31, 2011, respectively.

On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied.  On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for us to use for general corporate purposes. In addition, certain of our subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. On May 2, 2012 we entered into an amendment to the 364-Day Credit Agreement, dated as of May 12, 2011, among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto. As amended, effective as of May 10, 2012, the term of the 364-Day Facility was extended until May 9, 2013 and certain covenants relating to the requirements to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other covenants of the 364-Day Credit Facility remained unchanged. The 364-Day Credit Facility, as amended, has a one-year term, expiring in May 2013, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility.  Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 9, 2014 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.13% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.09% per annum) on the total $450.0 million commitment. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million.  We had no amounts outstanding under the 364-Day Credit Facility as of December 31, 2012 and December 31, 2011, respectively.

    Commercial Paper

On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million.  On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance.  The weighted-average interest rate on our commercial paper borrowings was 0.44% and 0.40% during 2012 and 2011, respectively.  The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2012, and we had $125.0 million outstanding as of December 31, 2011, which was classified as short-term debt on our consolidated balance sheet.

    Other Financing

We filed an immediately effective Form S-3 Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings from time to time. The registration statement, as amended, expires in January 2015.

As of December 31, 2012, we had an aggregate $186.3 million outstanding under our Maritime Administration bond issues that require semiannual principal and interest payments due in 2015, 2016 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.2% debentures due in 2027.

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

Contractual Obligations

We have various contractual commitments related to our new rig construction agreements, long-term debt and operating leases. We expect to fund these commitments from our existing cash and cash equivalents, future operating cash flows, funds borrowed under our commercial paper program and, if necessary, funds borrowed under our credit facilities or other future financing arrangements.  The actual timing of our new rig construction payments may vary based on the completion of various construction milestones, which are beyond our control.  The following table summarizes our significant contractual obligations as of December 31, 2012 and the periods in which such obligations are due (in millions):

	Payments due by period
	2013	2014 and 2015	2016 and 2017	After 2017	Total
New rig construction agreements	$924.2	$942.1	$—	$—	$1,866.3
Principal payments on long-term debt	47.5	95.0	1,024.2	3,363.5	4,530.2
Interest payments on long-term debt	249.9	492.9	437.0	1,148.6	2,328.4
Operating leases	31.5	29.0	12.2	43.5	116.2
Total contractual obligations(1)	$1,253.1	$1,559.0	$1,473.4	$4,555.6	$8,841.1

(1)
Contractual obligations do not include $129.6 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2012.  We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Contractual obligations do not include foreign currency forward contracts ("derivatives"). As of December 31, 2012, we had derivatives outstanding to exchange an aggregate $432.9 million U.S. dollars for various foreign currencies.  As of December 31, 2012, our consolidated balance sheet included a net derivative asset of $5.2 million.  All of our outstanding derivatives mature during the next 18 months.
a

Liquidity

Our liquidity position as of December 31, 2012, 2011 and 2010 is summarized below (in millions, except ratios):

	2012	2011	2010
Cash and cash equivalents	$487.1	$430.7	$1,050.7
Working capital	734.2	348.7	1,087.7
Current ratio	1.7	1.3	4.1

Upon completion of the Merger, we increased our indebtedness, which included the acquired company's debt obligations outstanding on the Merger Date.  In addition, various commitments and contractual obligations in connection with the acquired company's normal course of business remained outstanding after the Merger, including obligations associated with the acquired company's newbuild program.

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

We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk.

As of December 31, 2012, we had derivatives outstanding to exchange an aggregate $432.9 million for various foreign currencies.  If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2012 would approximate $26.4 million.  A portion of these unrealized losses generally would be offset by corresponding gains on certain underlying expected future transactions being hedged.  All of our derivatives mature during the next 18 months.  See Note 6 to our consolidated financial statements for additional information on our derivative instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our consolidated financial statements. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

Property and Equipment

As of December 31, 2012, the carrying value of our property and equipment totaled $13.1 billion, which represented 71% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Our fleet of 25 floater rigs, exclusive of three rigs under construction, represented 60% of the gross cost and 66% of the net carrying amount of our depreciable property and equipment as of December 31, 2012.  Our floater rigs are depreciated over useful lives ranging from 15 to 35 years.  Our fleet of 42 jackup rigs, exclusive of three rigs under construction, represented 25% of the gross cost and 16% of the net carrying amount of our depreciable property and equipment as of December 31, 2012.  Our jackup rigs are depreciated over useful lives ranging from 10 to 30 years.  The following table provides an analysis of estimated increases and decreases in depreciation expense that would have been recognized for the year ended December 31, 2012 for various assumed changes in the useful lives of our drilling rigs effective January 1, 2012:

Increase (decrease) in useful lives of our drilling rigs	Estimated increase (decrease) in depreciation expense that would have been recognized (in millions)
10%	$(48.3)
20%	(88.7)
(10%)	42.1
(20%)	101.0

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

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  When testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  Our two reportable segments represent our reporting units.  If we determine it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying value after qualitatively assessing the totality of facts and circumstances, its goodwill is considered not impaired.

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount and perform a quantitative assessment whereby we estimate the fair value of each reporting unit.  In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

     If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium, which includes a comparison to implied control premiums from recent market transactions within our industry or other relevant benchmark data. To the extent that the implied control premium based on the aggregate fair value of our reporting units is not reasonable, we adjust the discount rate used in our discounted cash flow model and reduce the estimated fair values of our reporting units.

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

Based on quantitative assessments of both the current and historical reporting units performed as of December 31, 2012 as part of our annual goodwill impairment test, there was no impairment of goodwill. Neither of our current reporting units were determined to be at risk of a goodwill impairment in the near-term under the current circumstances.

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount and perform an interim period goodwill impairment test. If, at the time of the goodwill impairment test, management's judgments and assumptions regarding future industry conditions and operations have diminished, or if the market value of our shares has declined, we could conclude that the goodwill of one or both of our reporting units has been impaired. It is reasonably possible that the judgments and assumptions inherent in our goodwill impairment test may change in response to future market conditions.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions.  As of December 31, 2012, our consolidated balance sheet included a $318.6 million net deferred income tax liability, a $66.7 million liability for income taxes currently payable and a $129.6 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

We do not provide deferred taxes on the undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes.

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

We operate in jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations.

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

•
In order to utilize tax planning strategies and conduct operations efficiently, our subsidiaries frequently enter into transactions with affiliates that generally are subject to complex tax regulations and frequently are reviewed and challenged by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.

•	Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("Update 2013-02"), an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail about those amounts. Update 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. We will adopt the accounting standard effective January 1, 2013. We do not expect that our adoption will have a material effect on our consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("Update 2013-01"), an amendment to FASB ASC Topic 210. The update clarifies that the scope of Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in Update 2013-01 are to be applied retrospectively and are effective for the Company for annual and interim periods beginning January 1, 2013. We will adopt the accounting standard effective January 1, 2013. We do not expect that our adoption will have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited the accompanying consolidated balance sheets of Ensco plc and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ensco plc and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ensco plc's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013, expressed an unqualified opinion on the effectiveness of Ensco plc's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

    We have audited Ensco plc's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Ensco plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ensco plc and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 21, 2013

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUES	$4,300.7	$2,797.7	$1,674.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	2,028.0	1,449.1	741.8
Depreciation	558.6	408.9	210.4
General and administrative	148.9	158.6	86.1
	2,735.5	2,016.6	1,038.3
OPERATING INCOME	1,565.2	781.1	635.9
OTHER INCOME (EXPENSE)
Interest income	22.8	17.2	.7
Interest expense, net	(123.6)	(95.9)	—
Other, net	2.2	20.8	17.5
	(98.6)	(57.9)	18.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,466.6	723.2	654.1
PROVISION FOR INCOME TAXES
Current income tax expense	226.4	134.9	80.5
Deferred income tax expense (benefit)	18.0	(19.5)	16.7
	244.4	115.4	97.2
INCOME FROM CONTINUING OPERATIONS	1,222.2	607.8	556.9
DISCONTINUED OPERATIONS
Loss from discontinued operations, net	(29.0)	(4.0)	(9.6)
(Loss) gain on disposal of discontinued operations, net	(16.5)	1.8	38.6
	(45.5)	(2.2)	29.0
NET INCOME	1,176.7	605.6	585.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.0)	(5.2)	(6.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$600.4	$579.5
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$5.24	$3.10	$3.86
Discontinued operations	(0.19)	(0.01)	0.20
	$5.05	$3.09	$4.06
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$5.23	$3.09	$3.86
Discontinued operations	(0.19)	(0.01)	0.20
	$5.04	$3.08	$4.06

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$1,157.4	$593.5	$572.1

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	229.4	192.2	141.0
Diluted	229.7	192.6	141.0

CASH DIVIDENDS PER SHARE	$1.50	$1.40	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010

NET INCOME	$1,176.7	$605.6	$585.9
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	8.7	.1	7.6
Reclassification of gains and losses on derivative instruments from other comprehensive income into net income	—	(5.5)	(1.7)
Other	2.8	2.9	—
NET OTHER COMPREHENSIVE INCOME (LOSS)	11.5	(2.5)	5.9

COMPREHENSIVE INCOME	1,188.2	603.1	591.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.0)	(5.2)	(6.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,181.2	$597.9	$585.4

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value amounts)

	December 31,
ASSETS	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$487.1	$430.7
Accounts receivable, net	811.4	851.7
Other	425.4	398.9
Total current assets	1,723.9	1,681.3
PROPERTY AND EQUIPMENT, AT COST	15,737.1	14,483.4
Less accumulated depreciation	2,591.5	2,061.5
Property and equipment, net	13,145.6	12,421.9
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	421.8	521.6
	$18,565.3	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$357.8	$644.4
Accrued liabilities and other	584.4	515.7
Short-term debt	—	125.0
Current maturities of long-term debt	47.5	47.5
Total current liabilities	989.7	1,332.6
LONG-TERM DEBT	4,798.4	4,877.6
DEFERRED INCOME TAXES	351.7	339.5
OTHER LIABILITIES	573.4	464.6
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 237.7 million and 235.8 million shares issued as of December 31, 2012 and 2011	23.8	23.6
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of December 31, 2012 and 2011	.1	.1
Additional paid-in capital	5,398.7	5,253.0
Retained earnings	6,434.7	5,613.1
Accumulated other comprehensive income	20.1	8.6
Treasury shares, at cost, 5.3 million shares and 4.9 million shares	(31.0)	(19.1)
Total Ensco shareholders' equity	11,846.4	10,879.3
NONCONTROLLING INTERESTS	5.7	5.2
Total equity	11,852.1	10,884.5
	$18,565.3	$17,898.8

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$1,176.7	$605.6	$585.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	45.5	2.2	(29.0)
Depreciation expense	558.6	408.9	210.4
Settlement of warranty and other claims	(57.9)	—	—
Share-based compensation expense	53.2	47.7	44.5
Amortization of intangibles and other, net	(27.1)	(39.7)	31.3
Deferred income tax expense (benefit)	18.0	(19.5)	16.7
Other	6.0	(.9)	6.6
Changes in operating assets and liabilities:
Decrease (increase) in other assets	80.1	(14.5)	(10.6)
Decrease (increase) in accounts receivable	28.1	(244.8)	108.6
Increase (decrease) in liabilities	319.0	(13.2)	(157.4)
Net cash provided by operating activities of continuing operations	2,200.2	731.8	807.0
INVESTING ACTIVITIES
Additions to property and equipment	(1,802.2)	(729.0)	(875.3)
Acquisition of Pride International Inc., net of cash acquired	—	(2,656.0)	—
Other	(42.3)	.8	1.5
Net cash used in investing activities of continuing operations	(1,844.5)	(3,384.2)	(873.8)
FINANCING ACTIVITIES
Cash dividends paid	(348.1)	(292.3)	(153.7)
Commercial paper borrowings, net	(125.0)	125.0	—
Reduction of long-term borrowings	(47.5)	(213.3)	(17.2)
Equity issuance reimbursement (cost)	66.7	(70.5)	—
Proceeds from exercise of share options	35.8	39.9	1.4
Proceeds from issuance of senior notes	—	2,462.8	—
Debt financing costs	—	(31.8)	(6.2)
Other	(17.4)	(15.7)	(16.9)
Net cash (used in) provided by financing activities of continuing operations	(435.5)	2,004.1	(192.6)
DISCONTINUED OPERATIONS
Operating activities	(13.1)	.4	11.1
Investing activities	147.3	28.7	158.1
Net cash provided by discontinued operations	134.2	29.1	169.2
Effect of exchange rate changes on cash and cash equivalents	2.0	(.8)	(.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56.4	(620.0)	(90.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	430.7	1,050.7	1,141.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$487.1	$430.7	$1,050.7
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own an offshore drilling rig fleet of 74 rigs, including rigs under construction, spanning most of the strategic, high-growth markets around the globe.  Our rig fleet includes nine drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 46 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry and our premium jackup fleet is the largest of any offshore drilling company.  We currently have three technologically-advanced drillships and three ultra-premium harsh environment jackup rigs under construction as part of our ongoing strategy to continually expand and high-grade our fleet.

Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major deepwater and shallow-water basin around the world. The regions in which we operate include major markets in Southeast Asia, Australia, the North Sea, Mediterranean, U.S. Gulf of Mexico, Mexico and the Middle East, as well as the fastest-growing deepwater markets in Brazil and West Africa, where some of the world's most prolific geology resides.

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

The redomestication was accounted for as an internal reorganization of entities under common control and, therefore, Ensco Delaware's assets and liabilities were accounted for at their historical cost basis and not revalued in the transaction. We remain subject to the U.S. Securities and Exchange Commission (the "SEC") reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002, as amended, and the applicable corporate governance rules of the New York Stock Exchange ("NYSE"), and we will continue to report our consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles ("GAAP"). We also must comply with additional reporting requirements of English law.

Basis of Presentation—U.K. Companies Act 2006 Section 435 Statement

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which the directors consider to be the most meaningful presentation of our results of operations and financial position.  The accompanying consolidated financial statements do not constitute statutory accounts required by the U.K. Companies Act 2006, which for the year ended December 31, 2012 will be prepared in accordance with generally accepted accounting principles in the U.K. and delivered to the Registrar of Companies in the U.K. following the annual general meeting of shareholders.  The U.K. statutory accounts are expected to include an unqualified auditor’s report, which is not expected to contain any references to matters on which the auditors drew attention by way of emphasis without qualifying the report or any statements under Sections 498(2) or 498(3) of the U.K. Companies Act 2006.

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

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses, including certain gains and losses on our derivative instruments, are included in other, net, in our consolidated statement of income.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in accumulated other comprehensive income on our consolidated balance sheet.  We incurred net foreign currency exchange losses of $3.5 million and net foreign currency exchange gains of $16.9 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year as of the date of purchase are classified as short-term investments.

Short-term investments, consisting of time deposits with initial maturities in excess of three months but less than one year, were included in other current assets on our consolidated balance sheet and totaled $50.0 million and $4.5 million as of December 31, 2012 and 2011, respectively. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our consolidated statement of cash flows for the year ended December 31, 2012 and 2011.

Property and Equipment

All costs incurred in connection with the acquisition, construction, major enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that our drilling rigs are under construction or undergoing major enhancements and improvements. Repair and maintenance costs are charged to contract drilling expense in the period in which they occur. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in contract drilling expense, unless reclassified to discontinued operations.

Our property and equipment is depreciated on a straight-line basis, after allowing for salvage values, over the estimated useful lives of our assets. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from four to 35 years.  Buildings and improvements are depreciated over estimated useful lives ranging from two to 30 years. Other equipment, including computer and communications hardware and software costs, is depreciated over estimated useful lives ranging from two to six years.

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

We recorded a $12.2 million impairment charge on ENSCO I during 2010. The rig was sold during 2012 and we reclassified the rig's operating results, including the aforementioned 2010 impairment charge, to discontinued operations in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012.  If the global economy were to deteriorate and/or the offshore drilling industry were to incur a significant prolonged downturn, it is reasonably possible that impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

Goodwill

Management of our business is a dynamic and constantly evolving process. This was especially true during 2011 and 2012 as we completed the Merger and executed integration activities. During the fourth quarter, the CODM evaluated the manner in which our business was being managed and concluded that distinctions in water depth capabilities for our floating rigs were no longer a significant factor in the performance assessment and resource allocation decision making process. The CODM requested that financial information previously disaggregated between floating rigs capable of drilling in 4,500 feet and greater (Deepwater) and floating rigs capable of drilling in 4,499 feet or less (Midwater) be combined into a single floaters category for internal financial reporting purposes effective for the fourth quarter of 2012. We now consider our drillship and semisubmersible rig fleet to be one operating segment.

Our business now consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which currently consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
We test goodwill for impairment on an annual basis as of December 31 of each year or when events or changes in circumstances indicate that a potential impairment exists.  When testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.

If we conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount after qualitatively assessing existing facts and circumstances, we perform a quantitative assessment whereby we estimate the fair value of each reporting unit.  In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs in the reporting unit.

We performed quantitative assessments of both the current and historical reporting units and determined there was no impairment of goodwill as of December 31, 2012. However, if the global economy deteriorates and the offshore drilling industry was to incur a significant prolonged downturn, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in a goodwill impairment. See "Note 9 - Goodwill and Other Intangible Assets and Liabilities" for additional information on our goodwill.

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

Deferred mobilization costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $54.5 million and $82.2 million as of December 31, 2012 and 2011, respectively. Deferred mobilization revenue was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $52.6 million and $104.3 million as of December 31, 2012 and 2011, respectively.

In connection with some contracts, we receive up-front lump-sum fees or similar compensation for capital improvements to our drilling rigs. Such compensation is deferred and recognized as revenue over the period that the related drilling services are performed. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $120.4 million and $37.9 million as of December 31, 2012 and 2011, respectively.

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $14.4 million and $9.1 million as of December 31, 2012 and 2011, respectively.

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

Income Taxes

We conduct operations and earn income in numerous countries. Current income taxes are recognized for the amount of taxes payable or refundable based on the laws and income tax rates in the taxing jurisdictions in which operations are conducted and income is earned.

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

We operate in jurisdictions where tax laws relating to the offshore drilling industry are not well developed and change frequently. Furthermore, we may enter into transactions with affiliates or employ other tax planning strategies that generally are subject to complex tax regulations. As a result of the foregoing, the tax liabilities and assets we recognize in our financial statements may differ from the tax positions taken, or expected to be taken, in our tax returns. Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to income taxes are included in current income tax expense in our consolidated statement of income.

Our drilling rigs frequently move from one taxing jurisdiction to another based on where they are contracted to perform drilling services. The movement of drilling rigs among taxing jurisdictions may involve a transfer of drilling rig ownership among our subsidiaries (“intercompany rig sale”). The pre-tax profit resulting from an intercompany rig sale is eliminated from our consolidated financial statements and the carrying value of a rig sold in an intercompany transaction remains at historical net depreciated cost prior to the transaction. Our consolidated financial statements do not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary. Income taxes resulting from an intercompany rig sale, as well as the tax effect of any reversing temporary differences resulting from the sale, are deferred and amortized on a straight-line basis over the remaining useful life of the rig.

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

We do not provide deferred taxes on the undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. See "Note 10 - Income Taxes" for additional information on our deferred taxes, unrecognized tax benefits, intercompany transfers of drilling rigs and undistributed earnings.

Share-Based Compensation

We sponsor share-based compensation plans that provide equity compensation to our key employees, officers and non-employee directors. Share-based compensation cost is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). The amount of compensation cost recognized in our consolidated statement of income is based on the awards ultimately expected to vest and, therefore, reduced for estimated forfeitures. All changes in estimated forfeitures are based on historical experience and are recognized as a cumulative adjustment to compensation cost in the period in which they occur. See "Note 8 - Benefit Plans" for additional information on our share-based compensation.

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Net income attributable to Ensco	$1,169.7	$600.4	$579.5
Net income allocated to non-vested share awards	(12.3)	(6.9)	(7.4)
Net income attributable to Ensco shares	$1,157.4	$593.5	$572.1

The following table is a reconciliation of the weighted-average shares used in our basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Weighted-average shares - basic	229.4	192.2	141.0
Potentially dilutive share options	.3	.4	—
Weighted-average shares - diluted	229.7	192.6	141.0

Antidilutive share options totaling 400,000 for the years ended December 31, 2012 and 2011, and 1.1 million for the year ended December 31, 2010, were excluded from the computation of diluted EPS.

Noncontrolling Interests

Noncontrolling interests are classified as equity on our consolidated balance sheet and net income attributable to noncontrolling interests is presented separately on our consolidated statement of income.  Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries.

Income from continuing operations attributable to Ensco for each of the years in the three-year period ended December 31, 2012 was as follows (in millions):

	2012	2011	2010
Income from continuing operations	$1,222.2	$607.8	$556.9
Income from continuing operations attributable to noncontrolling interests	(7.0)	(5.2)	(5.4)
Income from continuing operations attributable to Ensco	$1,215.2	$602.6	$551.5

Income from discontinued operations attributable to Ensco for each of the years in the three-year period ended December 31, 2012 was as follows:

	2012	2011	2010
(Loss) income from discontinued operations	$(45.5)	$(2.2)	$29.0
Income from discontinued operations attributable to noncontrolling interests	—	—	(1.0)
(Loss) income from discontinued operations attributable to Ensco	$(45.5)	$(2.2)	$28.0

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("Update 2013-01"), an amendment to FASB ASC Topic 210. The update clarifies that the scope of Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in Update 2013-01 are to be applied retrospectively for all comparative periods presented and are effective for the Company for annual and interim periods beginning January 1, 2013. We will adopt the accounting standard effective January 1, 2013. We do not expect that our adoption will have a material effect on our consolidated financial statements.

2.  ACQUISITION OF PRIDE INTERNATIONAL, INC.

On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride International, Inc., a Delaware corporation ("Pride"), Ensco Delaware, and ENSCO Ventures LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of Ensco plc ("Merger Sub"). Pursuant to the merger agreement and subject to the conditions set forth therein, Merger Sub merged with and into Pride, with Pride as the surviving entity and an indirect, wholly-owned subsidiary of Ensco plc.

The Merger expanded our floater fleet with drillship assets, increased our presence in Angola and Brazil as well as various other major offshore drilling markets and established our fleet as the world's second largest competitive offshore drilling rig fleet.
    Assets Acquired and Liabilities Assumed

The Merger was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their estimated fair values as of the Merger Date. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The acquired assets and assumed liabilities were subject to adjustment during a one-year measurement period subsequent to the Merger Date as permitted under GAAP. During the second quarter of 2012, we finalized the determination of the fair values of the assets acquired and liabilities assumed as set forth below. The estimated fair values of certain assets and liabilities, primarily inventory, taxes and contingencies, required judgments and assumptions that resulted in adjustments made to these estimates during the measurement period.

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

(1)
In the second quarter of 2012, we completed our evaluation of the purchase price allocation. As a result, during 2012, we made adjustments to the estimated fair value of certain assets and liabilities with a corresponding net adjustment to goodwill amounting to $21.0 million, which are reflected in the amounts noted above. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the Merger Date and did not result from subsequent intervening events.  These adjustments primarily related to inventory, contingencies and income taxes and did not have a material impact on our previously reported financial position or results of operations subsequent to the Merger Date; however, we have retrospectively revised our 2011 consolidated financial statements to reflect these adjustments as if they were recorded as of the Merger Date.

(2)	Gross contractual amounts receivable totaled $466.7 million as of the Merger Date.

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results for the years ended December 31, 2011 and 2010, gives effect to the Merger as if it had occurred January 1, 2010. The pro forma results include, among others,  (i) the amortization associated with the acquired intangible assets and liabilities; (ii) interest expense associated with debt used to fund a portion of the Merger; and (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property and equipment and reduction to interest expense for adjustments to debt.  The pro forma results do not include any potential synergies, non-recurring charges resulting directly from the Merger, cost savings or other expected benefits of the Merger.  Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the Merger and related borrowings had occurred on January 1, 2010, nor are they indicative of future results.

(In millions, except per share amounts)	Year Ended
	December 31,
	2011*	2010
Revenues	$3,451.8	$3,157.2
Net income	604.8	805.9
Earnings per share - basic	2.61	3.50
Earnings per share - diluted	2.60	3.49

* Supplemental pro forma earnings were adjusted to exclude an aggregate $157.6 million of merger-related costs incurred by Ensco and Pride during 2011.

3.  FAIR VALUE MEASUREMENTS

    The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2012
Supplemental executive retirement plan assets	$29.8	$—	$—	$29.8
Derivatives, net	—	5.2	—	5.2
Total financial assets	$29.8	$5.2	$—	$35.0
As of December 31, 2011
Hercules Offshore, Inc. common stock	$32.2	$—	$—	$32.2
Supplemental executive retirement plan assets	25.6	—	—	$25.6
Total financial assets	$57.8	$—	$—	$57.8
Derivatives, net	$—	$7.1	$—	$7.1
Total financial liabilities	$—	$7.1	$—	$7.1

Supplemental Executive Retirement Plans

Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of December 31, 2012 and 2011.  The fair value measurements of assets held in the SERP were based on quoted market prices. Net unrealized gains of $2.8 million and net unrealized losses of $300,000 from marketable securities held in our SERP were included in other, net, in our consolidated statement of income for the years ended December 31, 2012 and 2011, respectively.

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

During 2012, in connection with the bankruptcy, we received an additional 1.4 million shares of HERO common stock, which we sold for $6.1 million during the same period. As of December 31, 2012, we did not hold any HERO common stock.

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

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of December 31, 2012 and 2011.  See "Note 6 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our derivatives were based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments as of December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

4.70% Senior notes due 2021	$1,474.7	$1,715.6	$1,472.2	$1,565.8
6.875% Senior notes due 2020	1,040.6	1,138.3	1,055.8	1,042.7
3.25% Senior notes due 2016	995.1	1,068.9	993.5	1,016.5
8.50% Senior notes due 2019	616.4	661.7	631.7	615.3
7.875% Senior notes due 2040	383.8	423.9	385.0	381.9
7.20% Debentures due 2027	149.0	193.2	149.0	167.2
4.33% MARAD bonds, including current maturities, due 2016	112.3	121.6	146.7	156.4
6.36% MARAD bonds, including current maturities, due 2015	38.0	48.7	50.7	64.0
4.65% MARAD bonds, including current maturities, due 2020	36.0	43.9	40.5	49.6
Total	$4,845.9	$5,415.8	$4,925.1	$5,059.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our MARAD bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of December 31, 2012 and 2011.

4.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Drilling rigs and equipment	$13,499.4	$12,672.6
Other	89.1	92.7
Work in progress	2,148.6	1,718.1
	$15,737.1	$14,483.4

Drilling rigs and equipment increased $826.8 million during 2012 primarily due to ENSCO 8505, which was placed into service during 2012, and capital upgrades to the existing rig fleet.

Work in progress increased $430.5 million during 2012 primarily related to the construction of ENSCO 8506, ENSCO DS-6, ENSCO DS-7, ENSCO DS-8 and ENSCO DS-9, partially offset by ENSCO 8505, which was placed into service during 2012. Work in progress as of December 31, 2012 primarily consisted of $1.1 billion related to the construction of  ENSCO DS-6, ENSCO DS-7, ENSCO DS-8 and ENSCO DS-9 ultra-deepwater drillships, $603.9 million related to the construction of ENSCO 8506 ultra-deepwater semisubmersible rig, $157.4 million related to the construction of three ultra-high specification harsh environment jackup rigs and costs associated with various modification and enhancement projects.

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

5.  DEBT

The carrying value of long-term debt as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
4.70% Senior notes due 2021	$1,474.7	$1,472.2
6.875% Senior notes due 2020	1,040.6	1,055.8
3.25% Senior notes due 2016	995.1	993.5
8.50% Senior notes due 2019	616.4	631.7
7.875% Senior notes due 2040	383.8	385.0
7.20% Debentures due 2027	149.0	149.0
4.33% MARAD bonds due 2016	112.3	146.7
6.36% MARAD bonds due 2015	38.0	50.7
4.65% MARAD bonds due 2020	36.0	40.5
Commercial paper	—	125.0
Total debt	4,845.9	5,050.1
Less current maturities	(47.5)	(172.5)
Total long-term debt	$4,798.4	$4,877.6

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

Upon consummation of the Merger, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (the "Acquired Notes"). Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem each series of the Senior Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Notes and Acquired Notes, the indenture and the supplemental indenture also contain customary events of default, including failure to pay principal or interest on the Notes when due, among others. The supplemental indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Debentures Due 2027

During 1997, Ensco Delaware issued $150.0 million of unsecured 7.20% Debentures due November 15, 2027 (the "Debentures") in a public offering. Interest on the Debentures is payable semiannually in May and November. We may redeem the Debentures, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The indenture under which the Debentures were issued contains limitations on the incurrence of indebtedness secured by certain liens and limitations on engaging in certain sale/leaseback transactions and certain merger, consolidation or reorganization transactions. The Debentures are not subject to any sinking fund requirements. During 2009, in connection with the redomestication, Ensco plc entered into a supplemental indenture to unconditionally guarantee the principal and interest payments on the Debentures.

The Debentures, the indenture and the supplemental indenture also contain customary events of default, including failure to pay principal or interest on the Debentures when due, among others. The supplemental indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

MARAD Bonds Due 2015, 2016 and 2020

During 2001, a subsidiary of Ensco Delaware issued $190.0 million of 15-year bonds which are guaranteed by the U.S. Maritime Administration ("MARAD") to provide long-term financing for ENSCO 7500. The bonds will be repaid in 30 equal semiannual principal installments of $6.3 million ending in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%.

During 2003, a subsidiary of Ensco Delaware issued $76.5 million of 17-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 105. The bonds will be repaid in 34 equal semiannual principal installments of $2.3 million ending in October 2020. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%.

Ensco Delaware issued separate guaranties to MARAD, guaranteeing the performance of obligations under the bonds.  In February 2010, the documents governing MARAD's guarantee commitments were amended to address certain changes arising from the redomestication and to include Ensco plc as an additional guarantor of the debt obligations of Ensco Delaware and its subsidiaries.

Upon consummation of the Merger, we assumed $151.5 million of MARAD bonds issued to provide long-term financing for ENSCO 6003 and ENSCO 6004. The bonds are guaranteed by MARAD and will be repaid in semiannual principal installments ending in 2016. Interest on the bonds is payable semiannually at a weighted average fixed rate of 4.33%.

Five-Year Credit Facility

On May 12, 2011, we entered into an amended and restated agreement (the "Five-Year Credit Facility") with a syndicate of banks that provided for a $700.0 million unsecured revolving credit facility for general corporate purposes.  The Five-Year Credit Facility had an original term of five years, expiring in May 2016, and replaced our $700.0 million four-year credit agreement, which was scheduled to mature in May 2014. On May 31, 2011, upon the consummation of the Merger, and pursuant to the terms of the Five-Year Credit Facility, the commitment under the Five-Year Credit Facility increased from $700.0 million to $1.45 billion. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the Five-Year Credit Facility. On May 2, 2012, we entered into an amendment to the Five-Year Credit Facility, dated as of May 12, 2011, among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto. As amended, certain covenants relating to the requirement to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other terms of the

Five-Year Credit Facility, including its term, remained unchanged. Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.20% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the Five-Year Credit Facility. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion.  We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2012 and December 31, 2011, respectively.

364-Day Credit Facility

On May 12, 2011, we entered into a 364-Day Credit Agreement (the "364-Day Credit Facility") with a syndicate of banks. The 364-Day Credit Facility provided for a $450.0 million unsecured revolving credit facility to be used for general corporate purposes, which would not be available for borrowing until certain conditions at the closing of the Merger were satisfied.  On May 31, 2011, upon the consummation of the Merger, the full commitment of $450.0 million under the 364-Day Credit Facility became available for Ensco to use for general corporate purposes. In addition, certain of Ensco’s subsidiaries became borrowers and/or guarantors of the 364-Day Credit Facility. On May 2, 2012, we entered into an amendment to the 364-Day Credit Agreement, dated as of May 12, 2011, among Ensco, certain subsidiaries of Ensco, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and a syndicate of banks party thereto. As amended, effective as of May 10, 2012, the term of the 364-Day Facility was extended until May 9, 2013 and certain covenants relating to the requirements to provide additional guarantors and borrowers were revised to exclude intercompany indebtedness, among other clarifying changes. Except as amended, all other covenants of the 364-Day Credit Facility remained unchanged. The 364-Day Credit Facility, as amended, has a one-year term, expiring in May 2013, or the date of the termination of the lender commitments as set forth in the 364-Day Credit Facility.  Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 9, 2014 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.13% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.09% per annum) on the total $450.0 million commitment. We also are required to maintain a total debt to total capitalization ratio less than or equal to 50% under the 364-Day Credit Facility. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million.  We had no amounts outstanding under the 364-Day Credit Facility as of December 31, 2012 and December 31, 2011, respectively.

    Commercial Paper

On April 26, 2011, we entered into a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $700.0 million.  On May 31, 2011, following the consummation of the Merger, Ensco increased the maximum aggregate amount of the commercial paper program to $1.0 billion. Under the commercial paper program, we may issue commercial paper from time to time, and the proceeds of such financings will be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance.  The weighted-average interest rate on our commercial paper borrowings was 0.44% and 0.40% during 2012 and 2011, respectively.  The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2012, and we had $125.0 million outstanding as of December 31, 2011, which was classified as short-term debt on our consolidated balance sheet.

Maturities

The aggregate maturities of our debt, excluding net unamortized premiums of $315.7 million, as of December 31, 2012 were as follows (in millions):

2013	$47.5
2014	47.5
2015	47.5
2016	1,019.7
2017	4.5
Thereafter	3,363.5
Total	$4,530.2

Interest expense totaled $123.6 million and $95.9 million for the years ended December 31, 2012 and 2011, respectively, which was net of interest amounts capitalized of $105.8 million and $80.2 million in connection with our newbuild rig construction and other capital projects.  We incurred $21.3 million of interest expense during the year ended December 31, 2010, all of which was capitalized in connection with our newbuild rig construction and other capital projects.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. Although no interest rate related derivatives were outstanding as of December 31, 2012 and 2011, we may employ an interest rate risk management strategy that utilizes derivatives to mitigate or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. We mitigate our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by monitoring the financial condition of our counterparties. We do not enter into derivatives for trading or other speculative purposes.

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

As of December 31, 2012 and 2011, our consolidated balance sheets included a net foreign currency derivative asset of $5.2 million and a net foreign currency derivative liability of $7.1 million , respectively.  All of our derivatives mature during the next 18 months.  Derivatives recorded at fair value in our consolidated balance sheets as of December 31, 2012 and 2011 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$5.0	$.2	$.3	$7.1
Foreign currency forward contracts - non-current(2)	.5	.1	—	.1
	5.5	.3	.3	7.2
Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	—	.2	.2
	.2	—	.2	.2
Total	$5.7	$.3	$.5	$7.4

(1)
Derivative assets and liabilities that have maturity dates equal to or less than 12 months from the respective balance sheet dates were included in other current assets and accrued liabilities and other, respectively, on our consolidated balance sheets.

(2)
Derivative assets and liabilities that have maturity dates greater than 12 months from the respective balance sheet dates were included in other assets, net, and other liabilities, respectively, on our consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies.  As of December 31, 2012, we had cash flow hedges outstanding to exchange an aggregate $330.5 million for various foreign currencies, including $144.6 million for British pounds, $99.9 million for Brazilian reais $28.3 million for Singapore dollars, $26.3 million for Australian dollars, $21.5 million for Euros and $9.9 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012 were as follows (in millions):

	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)			(Loss) Gain Reclassified from AOCI into Income (Effective Portion)			(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(1)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Interest rate lock contracts(2)	$—	$—	$—	$(.5)	$(.5)	$(.6)	$—	$—	$—
Foreign currency forward contracts(3)	8.7	.1	7.6	.5	6.0	2.3	(.3)	.3	.3
Total	$8.7	$.1	$7.6	$—	$5.5	$1.7	$(.3)	$.3	$.3

(1)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our consolidated statements of income.

(2)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in interest expense in our consolidated statements of income.

(3)	Gains and losses on derivatives reclassified from AOCI into income (effective portion) were included in contract drilling expense and depreciation expense in our consolidated statements of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2012, we had derivatives not designated as hedging instruments outstanding to exchange an aggregate $102.4 million for various foreign currencies, including $22.6 million for British pounds, $15.9 million for Euros, $15.3 million for Swiss francs, $13.3 million for Australian dollars, $10.6 million for Indonesian Rupiah and $24.7 million for other currencies.

We realized gains of $1.5 million, $500,000 and $2.9 million associated with our derivatives not designated as hedging instruments that were included in other, net, in our consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the estimated amount of net gains associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months was as follows (in millions):

Net unrealized gains to be reclassified to contract drilling expense	$2.1
Net realized gains to be reclassified to depreciation expense	.6
Net realized (losses) to be reclassified to interest expense	(.4)
Net gains to be reclassified to earnings	$2.3

7.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for each of the years in the three-year period ended December 31, 2012 was as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Noncontrolling Interest
BALANCE, December 31, 2009	150.1	$15.1	$602.6	$4,879.2	$5.2	$(2.9)	$7.9
Net income	—	—	—	579.5	—	—	6.4
Cash dividends paid	—	—	—	(153.7)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.8)
Shares issued under share-based compensation plans, net	—	—	1.4	—	—	.1	—
Tax deficiency from share-based compensation	—	—	(2.2)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(6.0)	—
Share-based compensation cost	—	—	35.3	—	—	—	—
Net other comprehensive income	—	—	—	—	5.9	—	—
BALANCE, December 31, 2010	150.1	15.1	637.1	5,305.0	11.1	(8.8)	5.5
Net income	—	—	—	600.4	—	—	5.2
Cash dividends paid	—	—	—	(292.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)
Shares issued under share-based compensation plans, net	—	—	39.7	—	—	.2	—
Shares issued in connection with the Merger	85.8	8.6	4,568.9	—	—	—	—
Fair value of share options assumed in connection with the Merger	—	—	35.4	—	—	—	—
Equity issuance costs	—	—	(70.5)	—	—	—	—
Tax benefit from share-based compensation	—	—	.5	—	—	—	—
Repurchase of shares	—	—	—	—	—	(10.5)	—
Share-based compensation cost	—	—	41.9	—	—	—	—
Net other comprehensive loss	—	—	—	—	(2.5)	—	—
BALANCE, December 31, 2011	235.9	23.7	5,253.0	5,613.1	8.6	(19.1)	5.2
Net income	—	—	—	1,169.7	—	—	7.0
Cash dividends paid	—	—	—	(348.1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.5)
Shares issued in connection with share-based compensation plans, net	1.8	.2	35.3	—	—	(.1)	—
Equity issuance cost refunds	—	—	66.7	—	—	—	—
Tax deficiency from share-based compensation	—	—	(1.0)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(11.8)	—
Share-based compensation cost	—	—	44.7	—	—	—	—
Net other comprehensive income	—	—	—	—	11.5	—	—
BALANCE, December 31, 2012	237.7	$23.9	$5,398.7	$6,434.7	$20.1	$(31.0)	$5.7

During 2009, the then-Board of Directors authorized the repurchase of up to $562.4 million of American depositary shares ("ADSs") pursuant to share repurchase agreements with two investment banks. No shares were repurchased under the share repurchase programs during the years ended December 31, 2011 and 2010. On May 22, 2012, we terminated our ADS facility and converted our outstanding ADSs into Class A ordinary shares on a one-for-one basis. Our Class A ordinary shares trade on the NYSE under the same symbol “ESV.”

The conversion was executed in response to favorable regulatory developments involving shares of certain companies domiciled in the U.K. and allows shareholders to directly own and trade our Class A ordinary shares on the NYSE, which is a requirement to be eligible for the S&P 500 Index. After the close of trading on July 30, 2012, we were readmitted to the S&P 500 index. The conversion did not significantly impact our shareholder rights or our share capital.
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

8.  BENEFIT PLANS

In May 2012, our shareholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”) effective January 1, 2012, to provide for the issuance of non-vested share awards, share option awards and performance awards (collectively "awards"). The 2012 LTIP is similar to and replaces the Company's previously adopted 2005 Long-Term Incentive Plan (the "2005 LTIP"). No further awards will be granted under the 2005 LTIP. Under the 2012 LTIP, 14.0 million shares were reserved for issuance as awards to officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. As of December 31, 2012, there were 11.7 million shares available for issuance as awards under the 2012 LTIP. Awards may be satisfied by newly issued shares, including shares held by a subsidiary or affiliated entity, or by delivery of shares held in the employee benefit trust at the Company's discretion.

Non-Vested Share Awards

Consistent with the 2005 LTIP, grants of non-vested share awards under the 2012 LTIP generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. Prior to the adoption of the 2005 LTIP, non-vested share awards were issued under a predecessor plan and generally vested at a rate of 10% per year. The majority of non-vested share awards have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of our shares on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table summarizes non-vested share award related compensation expense recognized during each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Contract drilling	$17.1	$17.0	$17.2
General and administrative	24.8	21.5	13.9
Non-vested share award related compensation expense included in operating expenses	41.9	38.5	31.1
Tax benefit	(7.0)	(6.9)	(6.3)
Total non-vested share award related compensation expense included in net income	$34.9	$31.6	$24.8

The following table summarizes the value of non-vested share awards granted and vested during each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010
Weighted-average grant-date fair value of
non-vested share awards granted (per share)	$48.32	$52.50	$35.81
Total fair value of non-vested share awards
vested during the period (in millions)	$42.5	$41.0	$22.1

The following table summarizes non-vested share award activity for the year ended December 31, 2012 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Non-vested as of December 31, 2011	2,376	$46.69
Granted	1,204	48.32
Vested	(829)	51.10
Forfeited	(260)	48.66
Non-vested as of December 31, 2012	2,491	$46.52

As of December 31, 2012, there was $95.2 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 3.3 years.

Share Option Awards

Under the 2012 LTIP, share option awards ("options") may be issued to our officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. Options granted to officers and employees generally become exercisable in 25% increments over a four-year period or 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. Options granted to non-employee directors are immediately exercisable and, to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of options granted under the 2012 LTIP equals the market value of the underlying shares on the date of grant. As of December 31, 2012, options granted under predecessor or acquired plans to purchase 1.3 million shares were outstanding under the 2012 LTIP.

The following table summarizes option related compensation expense recognized during each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Contract drilling	$—	$—	$.7
General and administrative	1.6	2.5	2.8
Option related compensation expense included in operating expenses	1.6	2.5	3.5
Tax benefit	(.3)	(.5)	(.6)
Total option related compensation expense included in net income	$1.3	$2.0	$2.9

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.  We did not grant share option awards during the year ended December 31, 2012. The following weighted-average assumptions were utilized in the Black-Scholes model for options granted during the years ended December 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	1.4%	1.8%
Expected term (in years)	3.7	4.0
Expected volatility	50.2%	53.1%
Dividend yield	2.6%	4.1%

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

The following table summarizes option activity for the year ended December 31, 2012 (shares and intrinsic value in thousands, term in years):

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Intrinsic Value

Outstanding as of December 31, 2011	2,289	$42.78
Granted	—	—
Exercised	(939)	38.00
Forfeited	—	—
Expired	(4)	52.61
Outstanding as of December 31, 2012	1,346	$46.05	3.2	$18,240
Exercisable as of December 31, 2012	1,241	$45.93	3.0	$17,005

The following table summarizes the value of options granted and exercised during each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010
Weighted-average grant-date fair value of options granted (per share)	$—	$19.05	$11.05
Intrinsic value of options exercised during the year (in millions)	$17.8	$17.2	$.4

The following table summarizes information about options outstanding as of December 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted-Average Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$18.87 - $40.99	387	4.6 years	$32.90	349	$32.73
41.18 - 50.09	368	3.6 years	43.08	368	43.08
50.28 - 55.34	295	2.5 years	52.27	228	51.52
57.38 - 60.74	296	1.4 years	60.71	296	60.71
	1,346	3.2 years	$46.05	1,241	$45.93

As of December 31, 2012, there was $1.1 million of total unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Awards

Under the 2012 LTIP, performance awards may be issued to our senior executive officers. Performance awards are payable in Ensco shares, cash or a combination thereof upon attainment of specified performance goals based on relative total shareholder return and absolute and relative return on capital employed. The performance goals are determined by a committee or subcommittee of the Board of Directors.

Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals. Our performance awards are classified as liability awards with compensation expense measured based on the estimated probability of attainment of the specified performance goals and recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs. The aggregate grant-date fair value of performance awards granted during 2012, 2011 and 2010 totaled $7.2 million, $3.1 million and $4.3 million, respectively.  The aggregate fair value of performance awards vested during 2012, 2011 and 2010 totaled $5.3 million, $5.6 million and $2.4 million, respectively, all of which was paid in cash.

During the years ended December 31, 2012, 2011 and 2010, we recognized $9.7 million, $6.7 million and $9.9 million of compensation expense for performance awards, respectively, which was included in general and administrative expense in our consolidated statements of income.  As of December 31, 2012, there was $10.3 million of total unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Savings Plans

We have profit sharing plans (the "Ensco Savings Plan" and the "Ensco Multinational Savings Plan"), which cover eligible employees, as defined within each plan.  The Ensco Savings Plan includes a 401(k) savings plan feature which allows eligible employees to make tax deferred contributions to the plan.  Contributions made to the Ensco Multinational Savings Plan may or may not qualify for tax deferral based on each plan participant's local tax requirements.

We generally make matching cash contributions to the plans.  We match 100% of the amount contributed by the employee up to a maximum of 5% of eligible salary. Matching contributions totaled $14.9 million, $11.6 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Profit sharing contributions made into the plans require approval of the Board of Directors and are generally paid in cash.  We recorded profit sharing contribution provisions of $40.9 million, $18.1 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Matching contributions and profit sharing contributions become vested in 33%

increments upon completion of each initial year of service with all contributions becoming fully vested subsequent to achievement of three or more years of service.  We have 1.0 million shares reserved for issuance as matching contributions under the Ensco Savings Plan.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying amount of goodwill as of December 31, 2012 is detailed below by reporting unit (in millions):

Floaters	$3,081.4
Jackups	192.6
Total	$3,274.0

Other Intangible Assets and Liabilities
In connection with the Merger, we recorded intangible assets and liabilities representing the estimated fair values of the acquired company's firm drilling contracts in place at the Merger Date with favorable or unfavorable contract terms as compared to then-current market day rates for comparable drilling rigs. The gross carrying amounts of our drilling contract intangibles, which we consider to be definite-lived intangibles assets and intangible liabilities, and accumulated amortization as of December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Drilling contract intangible assets
Balance, beginning of period	$209.0	$(36.4)	$172.6	$209.0	$—	$209.0
Amortization	—	(51.9)	(51.9)	—	(36.4)	(36.4)
Balance, end of period	$209.0	$(88.3)	$120.7	$209.0	$(36.4)	$172.6

Drilling contract intangible liabilities
Balance, beginning of period	$278.0	$(92.8)	$185.2	$278.0	$—	$278.0
Amortization	—	(67.2)	(67.2)	—	(92.8)	(92.8)
Balance, end of period	$278.0	$(160.0)	$118.0	$278.0	$(92.8)	$185.2

The various factors considered in the determination of the fair values of our drilling contract intangibles were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the Merger Date.  The intangible assets and liabilities were calculated based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated then-current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.

We amortize the drilling contract intangibles to operating revenues over the respective remaining drilling contract terms on a straight-line basis. The estimated future amortization income (expense) related to these intangible assets and liabilities as of December 31, 2012, was as follows (in millions):

2013	$6.6
2014	(4.3)
2015	(4.5)
2016	(0.8)
2017	.3
Thereafter	—
Total	$(2.7)

10.  INCOME TAXES

We generated income of $109.3 million, loss of $28.3 million and income of $90.5 million from continuing operations before income taxes in the U.S. and $1.4 billion, $751.5 million and $563.6 million of income from continuing operations before income taxes in non-U.S. countries for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes components of the provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Current income tax expense:
U.S.	$42.8	$40.7	$9.5
Non-U.S.	183.6	94.2	71.0
	226.4	134.9	80.5
Deferred income tax expense (benefit):
U.S.	32.0	(14.8)	15.2
Non-U.S.	(14.0)	(4.7)	1.5
	18.0	(19.5)	16.7
Total income tax expense	$244.4	$115.4	$97.2

Deferred Taxes

The following table summarizes significant components of deferred income tax assets (liabilities) as of December 31, 2012 and 2011 (in millions):

	2012	2011
Deferred tax assets:
Foreign tax credits	$173.4	$92.6
Premium on long-term debt	124.0	135.7
Net operating loss carryforwards	87.8	193.1
Employee benefits, including share-based compensation	33.4	33.3
Deferred revenue	22.7	32.0
Other	24.5	29.1
Total deferred tax assets	465.8	515.8
Valuation allowance	(227.1)	(224.7)
Net deferred tax assets	238.7	291.1
Deferred tax liabilities:
Property and equipment	(472.9)	(493.6)
Intercompany transfers of property	(32.2)	(38.8)
Deferred costs	(20.9)	(36.6)
Other	(31.3)	(25.2)
Total deferred tax liabilities	(557.3)	(594.2)
Net deferred tax liability	$(318.6)	$(303.1)
Net current deferred tax asset	$13.8	$10.4
Net noncurrent deferred tax liability	(332.4)	(313.5)
Net deferred tax liability	$(318.6)	$(303.1)

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

As of December 31, 2012, we had deferred tax assets of $173.4 million for U.S. foreign tax credits (“FTC”) and $87.8 million related to $322.9 million of net operating loss (“NOL”) carryforwards, which can be used to reduce our income taxes payable in future years.  The FTC expire between 2017 and 2022.  NOL carryforwards, which were generated in various jurisdictions worldwide, include $194.5 million of NOLs that do not expire and $128.4 million that will expire, if not utilized, beginning in 2013 through 2031.  Due to the uncertainty of realization, we have a $222.9 million valuation allowance on NOL carryforwards and FTC, primarily relating to countries where we no longer operate or do not expect to generate future taxable income.

Effective Tax Rate

     Ensco plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is not subject to U.K. taxation. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Our consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2012, differs from the U.K. statutory income tax rate as follows:

	2012	2011	2010
U.K. statutory income tax rate	24.5%	26.5%	28.0%
Non-U.K. taxes	(15.5)	(19.6)	(18.9)
Amortization of net deferred charges associated with intercompany rig sales	.6	1.0	2.6
Income taxes associated with restructuring transactions	3.5	—	—
Valuation allowance	2.6	6.8	1.6
Net expense (benefit) associated with uncertain tax positions and other adjustments relating to prior years	1.0	.8	(.5)
Other	—	.4	2.1
Effective income tax rate	16.7%	15.9%	14.9%

In December 2012, we completed the restructuring of certain subsidiaries of the acquired company and recognized $51.2 million of income tax expense in connection therewith.

Our consolidated effective income tax rate for 2012 includes the impact of various discrete tax items, the majority of which is attributable to income tax expense associated with certain restructuring transactions in December 2012 and net income tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years. Our consolidated effective income tax rate for 2011 includes the impact of various discrete tax items, the majority of which is attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year. Excluding the impact of the aforementioned discrete items, our consolidated effective income tax rate for the years ended December 31, 2012 and 2011 was 12.2% and 15.1%, respectively. The decrease in our consolidated effective income tax rate, excluding discrete tax items, was due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries in 2011 and changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

The increase in our 2011 consolidated effective income tax rate, excluding discrete tax items, to 15.1% from 14.9% in 2010 was primarily due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries during 2011, partially offset by the transfer of ownership of several of our drilling rigs among our subsidiaries in 2010 and other changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2012, we had $110.7 million of unrecognized tax benefits which was included in other liabilities on our consolidated balance sheets, of which $107.0 million would impact our consolidated effective income tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Balance, beginning of year	$53.6	$13.7
Unrecognized tax benefits assumed in the Merger	—	34.8
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	60.7	1.9
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	21.3	6.1
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(.4)	—
Settlements with taxing authorities	(4.1)	—
Lapse of applicable statutes of limitations	(20.8)	(2.0)
Impact of foreign currency exchange rates	.4	(.9)
Balance, end of year	$110.7	$53.6

Accrued interest and penalties totaled $18.9 million and $22.7 million as of December 31, 2012 and 2011, respectively, and were included in other liabilities on our consolidated balance sheets. We recognized a net benefit of $2.8 million, net benefit of $400,000 and net expense of $1.5 million associated with interest and penalties during the years ended December 31, 2012, 2011 and 2010, respectively. Interest and penalties are included in current income tax expense in our consolidated statements of income.

Tax years as early as 2003 remain subject to examination in the major tax jurisdictions in which we operated.  Ensco Delaware and Ensco United Incorporated, an indirect wholly-owned subsidiary of Ensco, participate in the U.S. Internal Revenue Service’s Compliance Assurance Process (“IRS CAP”) which, among other things, provides for the resolution of tax issues in a timely manner and generally eliminates the need for lengthy post-filing examinations.  The 2010 and 2011 U.S federal tax returns of Ensco Delaware remain subject to examination under the IRS CAP.

Statutes of limitations applicable to certain of our tax positions lapsed during 2012, 2011 and 2010, resulting in net income tax benefits, inclusive of interest and penalties, of $28.6 million, $4.2 million and $2.5 million, respectively.

Statutes of limitations applicable to certain of our tax positions will lapse during 2013.  Therefore, it is reasonably possible that our unrecognized tax benefits will decline during the next 12 months by $4.2 million, inclusive of $2.5 million of accrued interest and penalties, of which $3.8 million would impact our consolidated effective income tax rate if recognized.

Intercompany Transfer of Drilling Rigs

Subsequent to the Merger, we transferred ownership of several acquired drilling rigs among our subsidiaries, including five drillships in June 2011 and one jackup rig in 2012.  The income tax liability associated with gains on the intercompany transfers of drilling rigs totaled $3.3 million and $10.3 million in 2012 and 2011, respectively. The related income tax expense was deferred and is being amortized on a straight-line basis over the remaining useful lives of the associated rigs, which range from 15 to 35 years for the rigs transferred in 2012 and 2011. Similarly, the tax effects of $29.6 million of reversing temporary differences of the selling subsidiaries in 2011, also were deferred and are being amortized on the same basis and over the same periods as described above.

Following our redomestication to the U.K. in December 2009, we reorganized our worldwide operations, which included the transfer of ownership of several of our drilling rigs among our subsidiaries during 2010.  The drilling rigs transferred during 2010 were either transferred among subsidiaries that are not subject to income tax or transferred among subsidiaries that were resident in the same tax jurisdiction and included in a consolidated tax return.  Accordingly, the selling subsidiaries incurred no income tax liability or benefit on gains and losses, and no reversing temporary differences arose, in connection with the transfer of drilling rigs during 2010.

As of December 31, 2012 and 2011, the unamortized balance associated with deferred charges for income taxes incurred in connection with intercompany transfers of drilling rigs totaled $58.3 million and $68.8 million, respectively, and was included in other assets, net, on our consolidated balance sheets. Current income tax expense for the years ended December 31, 2012, 2011 and 2010 included $13.4 million, $14.0 million and $23.2 million, respectively, of amortization of income taxes incurred in connection with intercompany transfers of drilling rigs.

As of December 31, 2012 and 2011, the deferred tax liability associated with temporary differences of transferred drilling rigs totaled $32.2 million and $38.8 million, respectively, and was included in deferred income taxes on our consolidated balance sheet.  Deferred income tax expense for the years ended December 31, 2012, 2011 and 2010 included benefits of $4.4 million, $4.6 million and $6.1 million, respectively, of amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

Undistributed Earnings

Dividend income received by Ensco plc from its subsidiaries is exempt from U.K. taxation. We do not provide deferred taxes on undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. Each of the subsidiaries for which we maintain such policy has significant net assets, liquidity, contract backlog and/or other financial resources available to meet operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting the undistributed earnings indefinitely.

In December 2012, a U.S. subsidiary received $530.0 million in earnings distributions from two non-U.S. subsidiaries. There was no net U.S. tax liability on the earnings repatriation, as we utilized net operating loss carryforwards to offset the previously untaxed portion of the earnings distribution. The earnings distribution was made in consideration of unique circumstances and our U.S. subsidiaries continue to have significant net assets, liquidity, contract backlog and other financial resources available to meet operational and capital investment requirements. Accordingly, this distribution does not change, and we continue to maintain, our policy and intention to reinvest the undistributed earnings of the two aforementioned subsidiaries indefinitely.

As of December 31, 2012, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $2.1 billion. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2012.

11.  DISCONTINUED OPERATIONS
We sold the following rigs during the three-year period ended December 31, 2012 (in millions):

Rig	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)(3)
ENSCO 5003	December 2012	Floaters	$68.2	$89.4	$(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
ENSCO 95	June 2011	Jackups	41.5	28.8	12.7
ENSCO 60	November 2010	Jackups	25.7	20.0	5.7
ENSCO 57	April 2010	Jackups	47.1	29.2	17.9
ENSCO 50 & ENSCO 51	March 2010	Jackups	94.7	60.8	33.9
			$355.0	$298.8	$56.2
(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012 and previously were included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) The pre-tax gain/(loss) was included in (loss)/gain on disposal of discontinued operations, net in our consolidated statement of income in the year of sale.
During 2012, we classified our jackup rig Pride Pennsylvania as held for sale. The rig's aggregate net book value totaled $14.2 million, which was included in prepaid expenses and other on our consolidated balance sheet at December 31, 2012. We have received a nonrefundable deposit related to the potential sale of the asset and associated inventory. The sale is expected to be completed within one year. The rig was written down to fair value less estimated cost to sell, resulting in a pre-tax impairment charge of approximately $500,000, which was included in loss from discontinued operations, net, in our consolidated statement of income for the year ended December 31, 2012. Furthermore, the rig's operating results were reclassified to discontinued operations and included in loss from discontinued operations, net in our consolidated statements of income for each of the years in the three-year period ended December 31, 2012. The rig's operating results were previously included within our Jackups segment results.

The following table summarizes income from discontinued operations for each of the years in the three-year period ended December 31, 2012 (in millions):

	2012	2011	2010
Revenues	$6.7	$45.0	$35.1
Operating expenses	44.3	44.4	49.3
Operating (loss) income before income taxes	(37.6)	.6	(14.2)
Other income (expense)	1.3	.2	—
Income tax benefit (expense)	7.3	(4.8)	4.6
(Loss) gain on disposal of discontinued operations, net	(16.5)	1.8	38.6
(Loss) income from discontinued operations	$(45.5)	$(2.2)	$29.0

Debt and interest expense are not allocated to our discontinued operations.

12.  COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under leases for certain of our offices and equipment.  Rental expense relating to operating leases was $47.5 million, $31.5 million and $15.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows:  $31.5 million during 2013; $19.3 million during 2014; $9.7 million during 2015; $6.1 million during 2016, $6.1 million during 2017 and $43.5 million thereafter.

Capital Commitments

The following table summarizes the aggregate contractual commitments related to our three ultra-deepwater drillships and our three ultra-high specification harsh environment jackup rigs under construction as of December 31, 2012 (in millions):

2013	$924.2
2014	942.1
Total	$1,866.3

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Warranty and Other Claims

We enter into agreements with third parties from time-to-time, which may provide us with various forms of compensation to settle warranty or other claims related to lost revenues and/or costs incurred as a result of equipment ineffectiveness and other operational matters. Settlements related to these matters in the aggregate of $63.3 million were recognized during the year ended December 31, 2012 and included as a reduction to contract drilling expense in our consolidated statement of income.

ENSCO 74 Loss

During 2008, our jackup rig ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker during 2009.  Wreck removal operations on the sunken rig hull of ENSCO 74 were completed during 2010.

In April 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs, and we agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. The actual removal costs incurred by the customer may be less than or greater than the aggregate $19.0 million we agreed to pay the customer. This will not result in any reduction in the $19.0 million amount paid or in any additional payments due to the customer from us. We have insurance coverage for the actual removal costs incurred by the customer. During 2012, we paid $10.0 million to the customer upon completion of certain milestones and received $5.8 million in insurance reimbursements. A $9.0 million liability for remaining installments due to the customer and a $13.2 million receivable for recovery of related costs under our insurance policy was recorded as of December 31, 2012 and included in accrued liabilities and other and other assets, net, respectively, on our consolidated balance sheet.

               We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law during 2009. A number of claimants presented claims in the exoneration/limitation proceedings. Currently, only three claims remain.  The owner of a pipeline filed claims alleging that ENSCO 74 caused a pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. The owner of a second pipeline filed claims for damages that currently have not been quantified.  The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. The matter currently is scheduled for trial in September 2013. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable liabilities exist with respect to these matters.

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

    Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2012 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.0 million for the release of drilling fluid from drilling rigs operating offshore Brazil. We are contesting these notices and intend to vigorously defend ourselves.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments.  A $2.0 million liability related to these matters was recorded as of December 31, 2012 and included in accrued liabilities and other on our consolidated balance sheet.

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

13.  SEGMENT INFORMATION

Management of our business is a dynamic and constantly evolving process. This was especially true during 2011 and 2012 as we completed the Merger and executed integration activities. During the fourth quarter, the CODM evaluated the manner in which our business was being managed and concluded that distinctions in water depth capabilities for our floating rigs were no longer a significant factor in the performance assessment and resource allocation decision making process. The CODM requested that financial information previously disaggregated between floating rigs capable of drilling in 4,500 feet and greater (Deepwater) and floating rigs capable of drilling in 4,499 feet or less (Midwater) be combined into a single floaters category for internal financial reporting purposes effective for the fourth quarter of 2012. We now consider our drillship and semisubmersible rig fleet to be one operating segment.

Our business now consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which currently consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
Segment information for each of the years in the three-year period ended December 31, 2012 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."  We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,707.8	$1,510.1	$82.8	$4,300.7	$—	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	1,225.1	741.8	61.1	2,028.0	—	2,028.0
Depreciation	382.3	167.4	—	549.7	8.9	558.6
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$1,100.4	$600.9	$21.7	$1,723.0	$(157.8)	$1,565.2
Property and equipment, net	$10,727.6	$2,389.8	$—	$13,117.4	$28.2	$13,145.6
Capital expenditures	$1,575.5	$224.0	$—	$1,799.5	$2.7	$1,802.2

Year Ended December 31, 2011

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,532.8	$1,212.5	$52.4	$2,797.7	$—	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	785.1	621.1	42.9	1,449.1	—	1,449.1
Depreciation	235.9	168.6	—	404.5	4.4	408.9
General and administrative	—	—	—	—	158.6	158.6
Operating income (loss)	$511.8	$422.8	$9.5	$944.1	$(163.0)	$781.1
Property and equipment, net	$9,923.6	$2,462.4	$12.8	$12,398.8	$23.1	$12,421.9
Capital expenditures	$436.7	$278.3	$—	$715.0	$14.0	$729.0

Year Ended December 31, 2010

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$475.2	$1,199.0	$—	$1,674.2	$—	$1,674.2
Operating expenses
Contract drilling (exclusive of depreciation)	176.1	565.7	—	741.8	—	741.8
Depreciation	44.8	164.3	—	209.1	1.3	210.4
General and administrative	—	—	—	—	86.1	86.1
Operating income (loss)	$254.3	$469.0	$—	$723.3	$(87.4)	$635.9
Property and equipment, net	$2,866.4	$2,165.2	$14.4	$5,046.0	$3.9	$5,049.9
Capital expenditures	$632.5	$238.7	$—	$871.2	$4.1	$875.3

Information about Geographic Areas

As of December 31, 2012, our Floaters segment consisted of six drillships, 13 dynamically positioned semisubmersible rigs and six moored semisubmersible rigs deployed in various locations throughout Asia Pacific, Europe and Mediterranean, Brazil, Middle East and Africa and North and South America. Additionally, our Floaters segment consisted of three ultra-deepwater drillships under construction in South Korea.  Our Jackups segment consisted of 46 jackup rigs, of which 43 are deployed in various locations throughout Asia Pacific, Europe and Mediterranean, Middle East and Africa and North and South America, and three currently are under construction in Singapore as part of our ongoing strategy to continually expand and high-grade our fleet.

As of December 31, 2012, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters	Jackups	Total *
North & South America (excluding Brazil)	8	14	22
Brazil	10	—	10
Europe & Mediterranean	1	8	9
Middle East & Africa	4	10	14
Asia & Pacific Rim	2	11	13
Asia & Pacific Rim (under construction)	3	3	6
Total	28	46	74

*We provide management services on three rigs owned by third-parties not included in the table above.

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

	Revenues			Long-lived Assets
	2012	2011	2010	2012	2011	2010
United States	$1,291.3	$753.8	$421.3	$4,525.9	$3,450.6	$1,993.3
Brazil	1,093.2	575.6	—	2,911.3	3,101.8	—
Angola	431.7	243.7	—	2,147.2	1,347.9	—
United Kingdom	314.1	240.4	219.0	436.8	398.9	429.2
Australia	136.4	61.2	225.3	345.1	350.6	194.9
Mexico	124.6	148.3	179.8	189.1	206.3	259.3
Singapore	—	—	—	367.4	1,082.3	1,235.6
Other countries	909.4	774.7	628.8	2,222.8	2,483.5	937.6
Total	$4,300.7	$2,797.7	$1,674.2	$13,145.6	$12,421.9	$5,049.9

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Trade	$812.4	$818.2
Other	18.2	48.6
	830.6	866.8
Allowance for doubtful accounts	(19.2)	(15.1)
	$811.4	$851.7

Other current assets as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Inventory	$207.8	$201.4
Prepaid taxes	62.2	64.9
Short-term investments	50.0	4.5
Deferred mobilization costs	33.7	43.8
Prepaid expenses	20.3	22.3
Deferred tax assets	14.6	9.8
Assets held for sale	14.2	—
Marketable securities	—	32.2
Other	22.6	20.0
	$425.4	$398.9

    Other assets, net, as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Intangible assets	$143.3	$197.3
Unbilled receivables	77.1	119.4
Prepaid taxes on intercompany transfers of property	58.3	68.8
Warranty and other claim receivables	30.6	—
Supplemental executive retirement plan assets	29.8	25.6
Deferred mobilization costs	20.8	38.4
Deferred tax assets	19.3	25.9
Wreckage and debris removal receivables	13.2	19.8
Other	29.4	26.4
	$421.8	$521.6

      Accrued liabilities and other as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Personnel costs	$231.1	$159.9
Deferred revenue	146.2	111.3
Taxes	86.9	74.0
Accrued interest	67.9	69.4
Wreckage and debris removal	9.0	16.0
Intangible liabilities	—	43.4
Other	43.3	41.7
	$584.4	$515.7

Other liabilities as of December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Deferred revenue	$224.5	$124.4
Intangible liabilities	118.0	177.8
Unrecognized tax benefits (inclusive of interest and penalties)	129.6	75.5
Supplemental executive retirement plan liabilities	33.3	30.1
Other	68.0	56.8
	$573.4	$464.6

Consolidated Statement of Income Information

Repair and maintenance expense related to continuing operations for each of the years in the three-year period ended December 31, 2012 was as follows (in millions):

	2012	2011	2010
Repair and maintenance expense	$344.9	$263.7	$117.8

Consolidated Statement of Cash Flows Information

Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2012 was as follows (in millions):

	2012	2011	2010
Interest, net of amounts capitalized	$150.7	$28.6	$—
Income taxes	103.5	123.9	171.6

Capitalized interest totaled $105.8 million, $80.2 million and $21.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditure accruals totaling $112.5 million, $305.8 million and $39.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from investing activities in our consolidated statements of cash flows.

Amortization of intangibles and other, net, included amortization of intangible assets and liabilities related to the estimated fair values of acquired Company firm drilling contracts in place at the Merger Date, deferred charges for income taxes incurred on intercompany transfers of drilling rigs and certain other deferred costs.

Concentration of Credit Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which to date have been within management's expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash balances are maintained in major, well-capitalized commercial banks. Cash equivalents and short-term investments consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents and short-term investments is maintained at several major financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high quality financial institutions, thereby limiting our exposure to individual counterparties and generally by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the year ended December 31, 2012, one customer provided a total of $1.0 billion, or 24%, of consolidated revenues, which were attributable to our Floaters segment.  During the year ended December 31, 2011, one customer provided a total of $456.6 million, or 16%, of consolidated revenues, which were attributable to our Floaters segment. During the year ended December 31, 2010, two customers provided a total of $421.4 million, or 25%, of consolidated revenues which were attributable to our Floaters and Jackups segments.
During the year ended December 31, 2012, revenues provided by our drilling operations in the U. S. Gulf of Mexico totaled $1.3 billion, or 30%, of consolidated revenues, of which 73% were attributable to our Floaters segment. Revenues provided by our drilling operations in Brazil during the year ended December 31, 2012 totaled $1.1 billion, or 25%, of consolidated revenues, which were attributable to our Floaters segment. During the year ended December 31, 2012, revenues provided by our drilling operations in Angola totaled $431.7 million, or 10%, of consolidated revenues, of which 95% were attributable to our Floaters segment.

15.  GUARANTEE OF REGISTERED SECURITIES

In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance as of $1.7 billion as of December 31, 2012. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% Debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of December 31, 2012.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present our condensed consolidating statements of income for each of the years in the three-year period ended December 31, 2012; our condensed consolidating statements of comprehensive income for each of the years in the three-year period ended December 31, 2012; our condensed consolidating balance sheets as of December 31, 2012 and 2011; and our condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2012, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$44.0	$147.6	$—	$4,429.2	$(320.1)	$4,300.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	51.2	147.6	—	2,149.3	(320.1)	2,028.0
Depreciation	.4	3.5	—	554.7	—	558.6
General and administrative	63.8	.4	—	84.7	—	148.9
OPERATING (LOSS) INCOME	(71.4)	(3.9)	—	1,640.5	—	1,565.2
OTHER (EXPENSE) INCOME, NET	(41.8)	(7.0)	(50.0)	.2	—	(98.6)
(LOSS) INCOME BEFORE INCOME TAXES	(113.2)	(10.9)	(50.0)	1,640.7	—	1,466.6
INCOME TAX PROVISION	—	68.8	—	175.6	—	244.4
DISCONTINUED OPERATIONS, NET	—	—	—	(45.5)	—	(45.5)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,282.9	335.9	239.2	—	(1,858.0)	—
NET INCOME	1,169.7	256.2	189.2	1,419.6	(1,858.0)	1,176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$256.2	$189.2	$1,412.6	$(1,858.0)	$1,169.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2011 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$70.0	$—	$2,869.5	$(141.8)	$2,797.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	46.9	70.0	—	1,474.0	(141.8)	1,449.1
Depreciation	.4	1.8	—	406.7	—	408.9
General and administrative	52.2	—	—	106.4	—	158.6
OPERATING (LOSS) INCOME	(99.5)	(1.8)	—	882.4	—	781.1
OTHER INCOME (EXPENSE), NET	32.1	.4	(22.7)	(67.7)	—	(57.9)
(LOSS) INCOME BEFORE INCOME TAXES	(67.4)	(1.4)	(22.7)	814.7	—	723.2
INCOME TAX PROVISION	—	38.5	1.5	75.4	—	115.4
DISCONTINUED OPERATIONS, NET		(11.1)		8.9		(2.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	667.8	271.5	143.9	—	(1,083.2)	—
NET INCOME	600.4	220.5	119.7	748.2	(1,083.2)	605.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.2)	—	(5.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$600.4	$220.5	$119.7	$743.0	$(1,083.2)	$600.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2010 (in millions)
	Ensco plc	ENSCO International Incorporated	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$53.4	$1,725.9	$(105.1)	$1,674.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	29.0	53.4	764.5	(105.1)	741.8
Depreciation	.2	1.0	209.2	—	210.4
General and administrative	55.1	—	31.0	—	86.1
OPERATING (LOSS) INCOME	(84.3)	(1.0)	721.2	—	635.9
OTHER INCOME (EXPENSE), NET	55.6	3.8	(41.2)	—	18.2
(LOSS) INCOME BEFORE INCOME TAXES	(28.7)	2.8	680.0	—	654.1
INCOME TAX PROVISION	1.3	43.4	52.5	—	97.2
DISCONTINUED OPERATIONS, NET	—	(16.7)	45.7		29.0
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	609.5	137.7	—	(747.2)	—
NET INCOME	579.5	80.4	673.2	(747.2)	585.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(6.4)	—	(6.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$579.5	$80.4	$666.8	$(747.2)	$579.5

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Twelve Months Ended December 31, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,169.7	$256.2	$189.2	$1,419.6	$(1,858.0)	$1,176.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	4.0	—	4.7	—	8.7
Reclassification of gains and losses on derivative instruments from other comprehensive loss (income) into net income	—	.2	—	(.2)	—	—
Other	—	—	—	2.8	—	2.8
NET OTHER COMPREHENSIVE INCOME	—	4.2	—	7.3	—	11.5

COMPREHENSIVE INCOME	1,169.7	260.4	189.2	1,426.9	(1,858.0)	1,188.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$260.4	$189.2	$1,419.9	$(1,858.0)	$1,181.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Twelve Months Ended December 31, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$600.4	$220.5	$119.7	$748.2	$(1,083.2)	$605.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	(7.5)	—	7.6	—	.1
Reclassification of gains and losses on derivative instruments from other comprehensive loss (income) into net income	—	.2	—	(5.7)	—	(5.5)
Other	—	—	—	2.9	—	2.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(7.3)	—	4.8	—	(2.5)

COMPREHENSIVE INCOME	600.4	213.2	119.7	753.0	(1,083.2)	603.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.2)	—	(5.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$600.4	$213.2	$119.7	$747.8	$(1,083.2)	$597.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Twelve Months Ended December 31, 2010
(in millions)

	Ensco plc	ENSCO International Incorporated	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$579.5	$80.4	$673.2	$(747.2)	$585.9
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	1.2	6.4	—	7.6
Reclassification of gains and losses on derivative instruments from other comprehensive loss (income) into net income	—	.2	(1.9)	—	(1.7)
Other	—	—	—	—	—
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	1.4	4.5	—	5.9

COMPREHENSIVE INCOME	579.5	81.8	677.7	(747.2)	591.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(6.4)	—	(6.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$579.5	$81.8	$671.3	$(747.2)	$585.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.8	$1.7	$85.0	$128.6	$—	$487.1
Accounts receivable, net	—	.2	—	811.2	—	811.4
Accounts receivable from affiliates	1,294.5	226.5	—	2,375.1	(3,896.1)	—
Other	2.8	24.9	—	397.7	—	425.4
Total current assets	1,569.1	253.3	85.0	3,712.6	(3,896.1)	1,723.9
PROPERTY AND EQUIPMENT,AT COST	2.1	30.2	—	15,704.8	—	15,737.1
Less accumulated depreciation	1.1	23.5	—	2,566.9	—	2,591.5
Property and equipment, net	1.0	6.7	—	13,137.9	—	13,145.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,483.5	3,594.7	1,628.4	4,748.9	(13,455.5)	—
INVESTMENTS IN AFFILIATES	13,469.3	2,693.8	3,824.8	—	(19,987.9)	—
OTHER ASSETS, NET	11.3	67.4	—	343.1	—	421.8
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.0	$28.1	$34.1	$849.0	$—	$942.2
Accounts payable to affiliates	2,364.8	136.9	—	1,394.4	(3,896.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,395.8	165.0	34.1	2,290.9	(3,896.1)	989.7
DUE TO AFFILIATES	1,816.7	2,054.7	877.5	8,706.6	(13,455.5)	—
LONG-TERM DEBT	2,469.6	149.0	2,040.8	139.0	—	4,798.4
DEFERRED INCOME TAXES	—	335.1	—	16.6	—	351.7
OTHER LIABILITIES	—	—	10.8	562.6	—	573.4
ENSCO SHAREHOLDERS' EQUITY	11,852.1	3,912.1	2,575.0	13,495.1	(19,987.9)	11,846.4
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	11,852.1	3,912.1	2,575.0	13,500.8	(19,987.9)	11,852.1
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2011 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236.6	$—	$22.6	$171.5	$—	$430.7
Accounts receivable, net	—	.3	5.2	846.2	—	851.7
Accounts receivable from affiliates	1,268.4	89.8	278.2	1,194.5	(2,830.9)	—
Other	2.8	35.2	46.2	314.7	—	398.9
Total current assets	1,507.8	125.3	352.2	2,526.9	(2,830.9)	1,681.3
PROPERTY AND EQUIPMENT, AT COST	1.8	30.6	—	14,451.0	—	14,483.4
Less accumulated depreciation	.7	23.8	—	2,037.0	—	2,061.5
Property and equipment, net	1.1	6.8	—	12,414.0	—	12,421.9
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,002.3	2,486.9	313.5	3,638.7	(8,441.4)	—
INVESTMENTS IN AFFILIATES	12,041.9	2,966.0	4,802.6	—	(19,810.5)	—
OTHER ASSETS, NET	13.9	83.4	9.8	414.5	—	521.6
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30.4	$20.0	$27.4	$1,082.3	$—	$1,160.1
Accounts payable to affiliates	575.1	606.6	85.2	1,564.0	(2,830.9)	—
Short-term debt	125.0	—	—	—	—	125.0
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	730.5	626.6	112.6	2,693.8	(2,830.9)	1,332.6
DUE TO AFFILIATES	2,191.7	1,058.2	401.3	4,790.2	(8,441.4)	—
LONG-TERM DEBT	2,465.7	149.0	2,072.5	190.4	—	4,877.6
DEFERRED INCOME TAXES	—	326.8	—	12.7	—	339.5
OTHER LIABILITIES	—	5.2	18.7	440.7	—	464.6
ENSCO SHAREHOLDERS' EQUITY	10,179.1	3,502.6	2,873.0	14,135.1	(19,810.5)	10,879.3
NONCONTROLLING INTERESTS	—	—	—	5.2	—	5.2
Total equity	10,179.1	3,502.6	2,873.0	14,140.3	(19,810.5)	10,884.5
	$15,567.0	$5,668.4	$5,478.1	$22,268.1	$(31,082.8)	$17,898.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporation	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(71.6)	$(38.2)	$(21.6)	$2,331.6	$—	$2,200.2
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,802.2)	—	(1,802.2)
Other	(.3)	.4	—	(42.4)	—	(42.3)
Net cash (used in) provided by investing activities of continuing operations	(.3)	.4	—	(1,844.6)	—	(1,844.5)
FINANCING ACTIVITIES
Cash dividends paid	(348.1)	—	—	—	—	(348.1)
Reduction of long-term borrowings	—	—	—	(47.5)	—	(47.5)
Commercial paper borrowings, net	(125.0)	—	—	—	—	(125.0)
Equity issuance reimbursement	66.7	—	—	—	—	66.7
Proceeds from exercise of share options	23.9	11.9	—	—	—	35.8
Advances from (to) affiliates	501.2	27.6	84.0	(612.8)	—	—
Other	(11.6)	—	—	(5.8)	—	(17.4)
Net cash provided by (used in) financing activities of continuing operations	107.1	39.5	84.0	(666.1)	—	(435.5)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(13.1)	—	(13.1)
Investing activities	—	—	—	147.3	—	147.3
Net cash provided by discontinued operations	—	—	—	134.2	—	134.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.0	—	2.0
NET INCREASE IN CASH AND CASH EQUIVALENTS	35.2	1.7	62.4	(42.9)	—	56.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$271.8	$1.7	$85.0	$128.6	$—	$487.1

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2011 (in millions)
	Ensco plc	ENSCO International Incorporation	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$2.0	$(2.6)	$(59.9)	$792.3	$—	$731.8
INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	—	—	92.9	(2,748.9)	—	(2,656.0)
Additions to property and equipment	—	—	—	(729.0)	—	(729.0)
Other	—	(6.1)	—	6.9	—	.8
Net cash (used in) provided by investing activities of continuing operations	—	(6.1)	92.9	(3,471.0)	—	(3,384.2)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	—	—	—	—	2,462.8
Cash dividends paid	(292.3)	—	—	—	—	(292.3)
Reduction of long-term borrowings	—	—	(181.0)	(32.3)	—	(213.3)
Commercial paper borrowings, net	125.0	—	—	—	—	125.0
Equity issuance costs	(70.5)	—	—	—	—	(70.5)
Proceeds from exercise of share options	—	39.9				39.9
Debt financing costs	(27.1)	(4.7)	—	—	—	(31.8)
Advances (to) from affiliates	(1,966.7)	(34.5)	170.6	1,830.6	—	—
Other	—	—	—	(15.7)	—	(15.7)
Net cash provided by (used in) financing activities of continuing operations	231.2	.7	(10.4)	1,782.6	—	2,004.1
DISCONTINUED OPERATIONS
Operating activities	—	(11.1)	—	11.5	—	.4
Investing activities	—	—	—	28.7	—	28.7
Net cash provided by discontinued operations	—	(11.1)	—	40.2	—	29.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.8)	—	(.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233.2	(19.1)	22.6	(856.7)	—	(620.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.4	19.1	—	1,028.2	—	1,050.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$236.6	$—	$22.6	$171.5	$—	$430.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2010 (in millions)
	Ensco plc	ENSCO International Incorporation	Other Non guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(6.8)	$(53.9)	$867.7	$—	$807.0
INVESTING ACTIVITIES
Additions to property and equipment	—	—	(875.3)	—	(875.3)
Other	(1.8)	—	3.3	—	1.5
Net cash used in investing activities of continuing operations	(1.8)	—	(872.0)	—	(873.8)
FINANCING ACTIVITIES
Cash dividends paid	(153.7)	—	—	—	(153.7)
Reduction of long-term borrowings	—	—	(17.2)	—	(17.2)
Proceeds from exercise of share options	—	1.4	—	—	1.4
Debt financing costs	—	(6.2)	—	—	(6.2)
Advances from (to) affiliates	140.9	(183.3)	42.4	—	—
Other	—	—	(16.9)	—	(16.9)
Net cash (used in) provided by financing activities of continuing operations	(12.8)	(188.1)	8.3	—	(192.6)
DISCONTINUED OPERATIONS
Operating activities	—	(16.7)	27.8	—	11.1
Investing activities	—	—	158.1	—	158.1
Net cash (used in) provided by discontinued operations	—	(16.7)	185.9	—	169.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(.5)	—	(.5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21.4)	(258.7)	189.4	—	(90.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24.8	277.8	838.8	—	1,141.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.4	$19.1	$1,028.2	$—	$1,050.7

16.  UNAUDITED QUARTERLY FINANCIAL DATA

   The following table summarizes our unaudited quarterly consolidated income statement data for the years ended December 31, 2012 and 2011 (in millions, except per share amounts):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$1,020.6	$1,071.1	$1,123.5	$1,085.5	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	502.2	494.0	507.3	524.5	2,028.0
Depreciation	136.0	136.3	142.4	143.9	558.6
General and administrative	38.2	35.5	40.2	35.0	148.9
Operating income	344.2	405.3	433.6	382.1	1,565.2
Other expense, net	(26.7)	(24.7)	(25.5)	(21.7)	(98.6)
Income from continuing operations before income taxes	317.5	380.6	408.1	360.4	1,466.6
Provision for income taxes	37.0	43.4	46.9	117.1	244.4
Income from continuing operations	280.5	337.2	361.2	243.3	1,222.2
(Loss) income from discontinued operations, net	(13.1)	5.5	(15.8)	(22.1)	(45.5)
Net income	267.4	342.7	345.4	221.2	1,176.7
Net income attributable to noncontrolling interests	(2.0)	(1.4)	(1.9)	(1.7)	(7.0)
Net income attributable to Ensco	$265.4	$341.3	$343.5	$219.5	$1,169.7
Earnings (loss) per share – basic
Continuing operations	$1.21	$1.45	$1.55	$1.04	$5.24
Discontinued operations	(0.06)	0.02	(0.07)	(0.10)	(0.19)
	$1.15	$1.47	$1.48	$0.94	$5.05
Earnings (loss) per share – diluted
Continuing operations	$1.20	$1.45	$1.55	$1.04	$5.23
Discontinued operations	(0.05)	0.02	(0.07)	(0.10)	(0.19)
	$1.15	$1.47	$1.48	$0.94	$5.04

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$361.5	$561.4	$901.6	$973.2	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	190.8	295.0	465.0	498.3	1,449.1
Depreciation	58.2	81.4	132.8	136.5	408.9
General and administrative	30.1	47.4	40.8	40.3	158.6
Operating income	82.4	137.6	263.0	298.1	781.1
Other income (expense), net	2.3	(18.1)	(13.6)	(28.5)	(57.9)
Income from continuing operations before income taxes	84.7	119.5	249.4	269.6	723.2
Provision for income taxes	17.1	14.0	40.3	44.0	115.4
Income from continuing operations	67.6	105.5	209.1	225.6	607.8
(Loss) income from discontinued operations, net	(2.1)	(1.9)	(3.0)	4.8	(2.2)
Net income	65.5	103.6	206.1	230.4	605.6
Net income attributable to noncontrolling interests	(.9)	(1.7)	(1.6)	(1.0)	(5.2)
Net income attributable to Ensco	$64.6	$101.9	$204.5	$229.4	$600.4
Earnings (loss) per share – basic
Continuing operations	$0.46	$0.60	$0.90	$0.97	$3.10
Discontinued operations	(0.01)	(0.01)	(0.01)	0.02	(0.01)
	$0.45	$0.59	$0.89	$0.99	$3.09
Earnings (loss) per share – diluted
Continuing operations	$0.46	$0.60	$0.90	$0.97	$3.09
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02	(0.01)
	$0.45	$0.59	$0.88	$0.99	$3.08

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

Item 9A.  Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), are effective.

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters and committees of the Board of Directors is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	895,218	$50.95	11,725,910
Equity compensation plans not approved by security holders(2)	450,701	36.31	—
Total	1,345,919	$46.05	11,725,910

(1)
Under the 2012 LTIP, 11.7 million shares remained available for future issuances of non-vested share awards, share option awards and performance awards as of December 31, 2012.  Our performance award grants may be settled in Ensco shares, cash or a combination thereof.

(2)
In connection with the Merger, we assumed Pride’s option plan and the outstanding options thereunder. As of December 31, 2012, options to purchase 451,000 shares at a weighted-average exercise price of $36.31 per share were outstanding under this plan. No shares are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

    Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	1. Financial Statements
	Reports of Independent Registered Public Accounting Firm	70
	Consolidated Statements of Income	72
	Consolidated Statements of Comprehensive Income	73
	Consolidated Balance Sheets	74
	Consolidated Statements of Cash Flows	75
	Notes to Consolidated Financial Statements	76
	2. Financial Statement Schedules:

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or provided elsewhere in the financial statements and, therefore, have been omitted.

3. Exhibits

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger and Reorganization, dated November 9, 2009, between ENSCO International Incorporated and ENSCO Newcastle LLC (incorporated by reference to Annex A to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

2.2
Agreement and Plan of Merger, dated  February 6, 2011, among Ensco plc, ENSCO Ventures LLC, ENSCO International Incorporated and Pride International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2011, File No. 1-8097).

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated March 1, 2011, by and among Ensco plc, Pride International, Inc., ENSCO Ventures LLC and ENSCO International Incorporated (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed on March 3, 2011, File No. 333-172587).

2.4
Amendment No. 2 to Agreement and Plan of Merger, dated May 23, 2011, by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated and ENSCO Ventures LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2011, File No.1-8097).

3.1	Form of Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.1
Deposit Agreement, dated September 29, 2009, by and among ENSCO International Limited, Citibank, N.A., as Depositary, and the holders and beneficial owners of American Depositary Shares issued thereunder (incorporated by reference to Exhibit 4.1 to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

4.2
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.3
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.4
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee, supplementing the Indenture, dated November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.5
Second Supplemental Indenture, dated December 22, 2009, among ENSCO International Incorporated, Ensco International plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

4.6	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.7
Indenture, dated July 1, 2004, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (successor to JPMorgan Chase Bank) (incorporated by reference to Exhibit 4.1 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.8
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and JPMorgan Chase Bank, as Trustee, including the form of note (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.9
Second Supplemental Indenture, dated June 2, 2009, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

4.10
Third Supplemental Indenture, dated August 6, 2010, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.3 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

4.11
Fourth Supplemental Indenture, dated May 31, 2011, among Ensco plc, Pride International, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.12	Form of Guarantee by Ensco plc (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.13
Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.14
First Supplemental Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.15
Form of Global Note for 3.250% Senior Notes due 2016 (incorporated by reference to Exhibit A of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.16
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.17	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

4.18
Letter Agreement, dated May 14, 2012, among Ensco plc, Citibank, N.A., as Depositary, and Computershare Trust Company, N.A., as Exchange Agent for the Termination of Ensco's American Depositary Receipt Program (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

4.19
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (Incorporated under the laws of England and Wales) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.1
Third Amended and Restated Credit Agreement, dated May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited, ENSCO International Incorporated and ENSCO United Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association and DnB NOR Bank ASA, each as an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.2
Third Amended and Restated Guaranty, dated May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent, under the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.3
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated May 2, 2012, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-8097).

10.4
364-Day Credit Agreement, dated May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited and ENSCO United Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.5
364-Day Guaranty, dated May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent under the 364-Day Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.6
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated May 2, 2012 and effective May 10, 2012, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-8097).

+10.7
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.8
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.9
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.10
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.11
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.12
Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008), effective May 31, 2011 (incorporated by reference to Exhibit 4.36 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.13
2012 Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.14
Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 24, 2010) (incorporated by reference to Appendix A to Pride's Proxy Statement on Schedule 14A filed on April 1, 2010, File No. 1-13289).

+10.15
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.16
Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective May 31, 2011 (incorporated by reference to Exhibit 4.35 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.17
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.18
Deed of Assumption by Ensco plc relating to Equity Incentive Plans of Pride International, Inc., dated May 26, 2011 (incorporated by reference to Exhibit 4.34 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.19	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.20
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.21	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.22
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated January 1, 2003 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.23
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated November 9, 2005 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-8097).

+10.24
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

+10.25
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.26
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated August 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 1-8097).

+10.27
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.28
ENSCO International Incorporated 2000 Stock Option Plan, dated June 22, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.29
Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan, dated November 13, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.30
Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan, dated August 7, 2002 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.31
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.32
Amendment No. 4 to the ENSCO International Incorporated 2000 Stock Option Plan, dated December 22, 2009 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.33
ENSCO Non-Employee Director Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.34
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.35
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.36
Amendment No. 3 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.37
Amendment No. 4 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.38
ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.39
Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.40
Amendment No. 2 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated November 4, 2008 (incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.41
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.42
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.43
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.44
ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement (As Revised and Restated Effective January 1, 2004), dated August 27, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.45
ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.46
Amendment No. 1 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.47
Amendment No. 2 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.48
Amendment No. 3 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.49
Amendment No. 4 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.50
Amendment No. 5 to the Ensco 2005 Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.51
ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 4, 2008 (incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.52
Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.53
Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 3, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-8097).

+10.54
Amendment No. 3 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated December 22, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.55
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.56	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.57
Deed of Assumption relating to Equity Incentive Plans of ENSCO International Incorporated, dated December 22, 2009, executed by Ensco International plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.58
ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco International plc as of December 23, 2009), effective December 23, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.59
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.60
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.61
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.62
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.63	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.64
ENSCO International Incorporated 2005 Cash Incentive Plan, dated January 1, 2005 (incorporated by reference to Exhibit C to the Registrant's Definitive Proxy Statement filed on March 21, 2005, File No. 1-8097).

+10.65
Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.66
Second Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.67
Form of ENSCO International Incorporated Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.68
Form of ENSCO International Incorporated Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.69
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with Daniel W. Rabun (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.70
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with John Mark Burns (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.71
Form of Indemnification Agreement of ENSCO International Incorporated (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.72	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.73
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.74
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

+10.76
Employment Offer Letter between ENSCO International Incorporated and Mark Burns, dated May 19, 2008 and accepted on May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.77
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.78	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.79	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.80
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1
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

**32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* ** +	Filed herewith. Furnished herewith. Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 21, 2013.

Ensco plc (Registrant)

By /s/ DANIEL W. RABUN Daniel W. Rabun Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DANIEL W. RABUN Daniel W. Rabun	Chairman, President and Chief Executive Officer	February 21, 2013

/s/ DAVID A. B. BROWN	Director	February 21, 2013
David A. B. Brown

/s/ J. RODERICK CLARK J. Roderick Clark	Director	February 21, 2013

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Director	February 21, 2013

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 21, 2013

/s/ FRANCIS S. KALMAN	Director	February 21, 2013
Francis S. Kalman

/s/ THOMAS L. KELLY II Thomas L. Kelly II	Director	February 21, 2013

/s/ KEITH O. RATTIE Keith O. Rattie	Director	February 21, 2013

/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 21, 2013

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 21, 2013

/s/ JAMES W. SWENT III James W. Swent III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 21, 2013

/s/ DOUGLAS J. MANKO Douglas J. Manko	Vice President - Finance (Corporate)	February 21, 2013

/s/ ROBERT W. EDWARDS III Robert W. Edwards III	Controller (principal accounting officer)	February 21, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger and Reorganization, dated November 9, 2009, between ENSCO International Incorporated and ENSCO Newcastle LLC (incorporated by reference to Annex A to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

2.2
Agreement and Plan of Merger, dated  February 6, 2011, among Ensco plc, ENSCO Ventures LLC, ENSCO International Incorporated and Pride International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2011, File No. 1-8097).

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated March 1, 2011, by and among Ensco plc, Pride International, Inc., ENSCO Ventures LLC and ENSCO International Incorporated (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed on March 3, 2011, File No. 333-172587).

2.4
Amendment No. 2 to Agreement and Plan of Merger, dated May 23, 2011, by and among Ensco plc, Pride International, Inc., ENSCO International Incorporated and ENSCO Ventures LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2011, File No.1-8097).

3.1	Form of Articles of Association of Ensco International plc (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2009, File No. 1-8097).

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.1
Deposit Agreement, dated September 29, 2009, by and among ENSCO International Limited, Citibank, N.A., as Depositary, and the holders and beneficial owners of American Depositary Shares issued thereunder (incorporated by reference to Exhibit 4.1 to the Registration Statement of ENSCO International Limited on Form S-4 filed on November 9, 2009, File No. 333-162975).

4.2
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

4.3
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.4
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee, supplementing the Indenture, dated November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.5
Second Supplemental Indenture, dated December 22, 2009, among ENSCO International Incorporated, Ensco International plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

4.6	Form of Debenture (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.7
Indenture, dated July 1, 2004, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (successor to JPMorgan Chase Bank) (incorporated by reference to Exhibit 4.1 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.8
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and JPMorgan Chase Bank, as Trustee, including the form of note (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.9
Second Supplemental Indenture, dated June 2, 2009, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

4.10
Third Supplemental Indenture, dated August 6, 2010, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.3 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

4.11
Fourth Supplemental Indenture, dated May 31, 2011, among Ensco plc, Pride International, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.12	Form of Guarantee by Ensco plc (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.13
Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.14
First Supplemental Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.15
Form of Global Note for 3.250% Senior Notes due 2016 (incorporated by reference to Exhibit A of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.16
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.17	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

4.18
Letter Agreement, dated May 14, 2012, among Ensco plc, Citibank, N.A., as Depositary, and Computershare Trust Company, N.A., as Exchange Agent for the Termination of Ensco's American Depositary Receipt Program (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

4.19
Form of American Depositary Receipt for American Depositary Shares representing Deposited Class A Ordinary Shares of Ensco plc (Incorporated under the laws of England and Wales) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

10.1
Third Amended and Restated Credit Agreement, dated May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited, ENSCO International Incorporated and ENSCO United Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association and DnB NOR Bank ASA, each as an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.2
Third Amended and Restated Guaranty, dated May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent, under the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.3
First Amendment to Third Amended and Restated Credit Agreement and Guaranty Agreement, dated May 2, 2012, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Natixis, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-8097).

10.4
364-Day Credit Agreement, dated May 12, 2011, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, and ENSCO Offshore International Company, as Borrowers, Ensco plc, ENSCO Global Limited and ENSCO United Incorporated, as Guarantors, the Banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc. as Syndication Agent, and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.5
364-Day Guaranty, dated May 12, 2011, made by Ensco plc, ENSCO Global Limited, ENSCO United Incorporated and ENSCO International Incorporated, as Guarantors, in favor of Citibank, N.A., as Administrative Agent under the 364-Day Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 18, 2011, File No. 1-8097).

10.6
First Amendment to 364-Day Credit Agreement and Guaranty Agreement, dated May 2, 2012 and effective May 10, 2012, among Ensco plc, ENSCO International Incorporated, ENSCO Universal Limited, ENSCO Offshore International Company, Pride International, Inc., Pride International, Ltd., Ensco Global IV Ltd. and ENSCO Overseas Limited, as Borrowers, Ensco plc, ENSCO International Incorporated, Pride International, Inc., ENSCO Global Limited, ENSCO United Incorporated and ENSCO Investments LLC, as Guarantors, Citibank, N.A., as Administrative Agent, and Citibank, N.A., Deutsche Bank AG New York Branch, Wells Fargo Bank, National Association, DnB Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Compass Bank, Bank of America, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia and BNP Paribas, as Banks (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-8097).

+10.7
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.8
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.9
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.10
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.11
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.12
Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008), effective May 31, 2011 (incorporated by reference to Exhibit 4.36 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.13
2012 Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.14
Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 24, 2010) (incorporated by reference to Appendix A to Pride's Proxy Statement on Schedule 14A filed on April 1, 2010, File No. 1-13289).

+10.15
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.16
Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective May 31, 2011 (incorporated by reference to Exhibit 4.35 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.17
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.18
Deed of Assumption by Ensco plc relating to Equity Incentive Plans of Pride International, Inc., dated May 26, 2011 (incorporated by reference to Exhibit 4.34 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.19	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.20
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.21	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.22
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated January 1, 2003 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.23
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated November 9, 2005 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-8097).

+10.24
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

+10.25
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.26
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated August 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 1-8097).

+10.27
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.28
ENSCO International Incorporated 2000 Stock Option Plan, dated June 22, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.29
Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan, dated November 13, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.30
Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan, dated August 7, 2002 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.31
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.32
Amendment No. 4 to the ENSCO International Incorporated 2000 Stock Option Plan, dated December 22, 2009 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.33
ENSCO Non-Employee Director Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.34
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.35
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.36
Amendment No. 3 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.37
Amendment No. 4 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.38
ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.39
Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.40
Amendment No. 2 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated November 4, 2008 (incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.41
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.42
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.43
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.44
ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement (As Revised and Restated Effective January 1, 2004), dated August 27, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.45
ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.46
Amendment No. 1 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.47
Amendment No. 2 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.48
Amendment No. 3 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.49
Amendment No. 4 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.50
Amendment No. 5 to the Ensco 2005 Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.51
ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 4, 2008 (incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.52
Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.53
Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 3, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-8097).

+10.54
Amendment No. 3 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated December 22, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.55
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.56	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.57
Deed of Assumption relating to Equity Incentive Plans of ENSCO International Incorporated, dated December 22, 2009, executed by Ensco International plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.58
ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco International plc as of December 23, 2009), effective December 23, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.59
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.60
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.61
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.62
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.63	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.64
ENSCO International Incorporated 2005 Cash Incentive Plan, dated January 1, 2005 (incorporated by reference to Exhibit C to the Registrant's Definitive Proxy Statement filed on March 21, 2005, File No. 1-8097).

+10.65
Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.66
Second Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.67
Form of ENSCO International Incorporated Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.68
Form of ENSCO International Incorporated Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.69
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with Daniel W. Rabun (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.70
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with John Mark Burns (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.71
Form of Indemnification Agreement of ENSCO International Incorporated (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.72	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.73
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.74
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

+10.76
Employment Offer Letter between ENSCO International Incorporated and Mark Burns, dated May 19, 2008 and accepted on May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.77
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.78	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.79	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.80
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1
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

**32.1	Certification of the Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* ** +	Filed herewith. Furnished herewith. Management contracts or compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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