Form 10-Q
period 2013-03-31
Ensco plc
filed 2013-04-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 22, 2013, there were 232,917,732 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

•	our ability to obtain additional financing and pursue other business opportunities may be limited by our debt levels and debt agreement restrictions;

•
our ability to realize expected benefits from the 2009 redomestication as a U.K. public limited company and the related reorganization of Ensco’s corporate structure, including the effect of any changes in laws, rules and regulations, or the interpretation thereof, or in the applicable facts, that could adversely affect our status as a non-U.S. corporation for U.S. tax purposes or otherwise adversely affect our anticipated consolidated effective income tax rate;

•	delays in actual contract commencement dates;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset or goodwill impairments.

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2012, which is available on the SEC's website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2013, the related condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2012, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
April 30, 2013

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES	$1,149.9	$1,020.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	560.8	502.2
Depreciation	149.0	136.0
General and administrative	37.8	38.2
	747.6	676.4
OPERATING INCOME	402.3	344.2
OTHER INCOME (EXPENSE)
Interest income	3.3	5.9
Interest expense, net	(39.2)	(34.6)
Other, net	6.1	2.0
	(29.8)	(26.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	372.5	317.5
PROVISION FOR INCOME TAXES
Current income tax expense	62.2	32.3
Deferred income tax (benefit) expense	(10.5)	4.7
	51.7	37.0
INCOME FROM CONTINUING OPERATIONS	320.8	280.5
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	.2	(13.1)
Loss on disposal of discontinued operations, net	(1.1)	—
	(.9)	(13.1)
NET INCOME	319.9	267.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.8)	(2.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$317.1	$265.4
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$1.37	$1.21
Discontinued operations	(0.01)	(0.06)
	$1.36	$1.15
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$1.36	$1.20
Discontinued operations	—	(0.05)
	$1.36	$1.15

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$313.8	$262.7

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	230.3	228.8
Diluted	230.6	229.2

CASH DIVIDENDS PER SHARE	$0.50	$0.375
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$319.9	$267.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(4.0)	6.3
Reclassification of net gains on derivative instruments from other comprehensive income into net income	(1.0)	(.1)
Other	(.1)	(1.9)
NET OTHER COMPREHENSIVE (LOSS) INCOME	(5.1)	4.3

COMPREHENSIVE INCOME	314.8	271.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.8)	(2.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$312.0	$269.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$561.8	$487.1
Accounts receivable, net	809.1	811.4
Other	414.0	425.4
Total current assets	1,784.9	1,723.9
PROPERTY AND EQUIPMENT, AT COST	15,893.6	15,737.1
Less accumulated depreciation	2,738.4	2,591.5
Property and equipment, net	13,155.2	13,145.6
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	378.4	421.8
	$18,592.5	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$308.9	$357.8
Accrued liabilities and other	489.0	584.4
Current maturities of long-term debt	47.5	47.5
Total current liabilities	845.4	989.7
LONG-TERM DEBT	4,783.3	4,798.4
DEFERRED INCOME TAXES	346.8	351.7
OTHER LIABILITIES	548.4	573.4
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 237.8 million and 237.7 million shares issued	23.8	23.8
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,422.5	5,398.7
Retained earnings	6,635.3	6,434.7
Accumulated other comprehensive income	15.0	20.1
Treasury shares, at cost, 5.0 million shares and 5.3 million shares	(34.6)	(31.0)
Total Ensco shareholders' equity	12,062.1	11,846.4
NONCONTROLLING INTERESTS	6.5	5.7
Total equity	12,068.6	11,852.1
	$18,592.5	$18,565.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$319.9	$267.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	.9	13.1
Depreciation expense	149.0	136.0
Share-based compensation expense	12.8	11.7
Deferred income tax (benefit) expense	(10.5)	4.7
Amortization of intangibles and other, net	(9.3)	(13.1)
Other	(7.0)	2.7
Changes in operating assets and liabilities	(113.7)	133.1
Net cash provided by operating activities of continuing operations	342.1	555.6

INVESTING ACTIVITIES
Additions to property and equipment	(168.3)	(764.1)
Other	.9	5.1
Net cash used in investing activities of continuing operations	(167.4)	(759.0)

FINANCING ACTIVITIES
Cash dividends paid	(116.5)	(86.8)
Proceeds from exercise of share options	13.4	11.9
Reduction of long-term borrowings	(7.1)	(7.1)
Commercial paper borrowings, net	—	75.0
Other	(5.5)	(3.6)
Net cash used in financing activities of continuing operations	(115.7)	(10.6)

DISCONTINUED OPERATIONS
Operating activities	.2	(8.3)
Investing activities	15.5	—
Net cash provided by (used in) discontinued operations	15.7	(8.3)
Effect of exchange rate changes on cash and cash equivalents	—	.5
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74.7	(221.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	487.1	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$561.8	$208.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2012 condensed consolidated balance sheet data were derived from our 2012 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month periods ended March 31, 2013 and 2012 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our annual report on Form 10-K filed with the SEC on February 22, 2013.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2013
Supplemental executive retirement plan assets	$35.2	$—	$—	$35.2
Total financial assets	$35.2	$—	$—	$35.2
Derivatives, net	$—	$(3.3)	$—	$(3.3)
Total financial liabilities	$—	$(3.3)	$—	$(3.3)

As of December 31, 2012
Supplemental executive retirement plan assets	$29.8	$—	$—	$29.8
Derivatives, net	—	5.2	—	5.2
Total financial assets	$29.8	$5.2	$—	$35.0

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

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2013 and December 31, 2012. See "Note 3 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that generally are observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,475.3	$1,679.6	$1,474.7	$1,715.6
6.875% Senior notes due 2020	1,036.9	1,123.5	1,040.6	1,138.3
3.25% Senior notes due 2016	995.3	1,066.1	995.1	1,068.9
8.50% Senior notes due 2019	612.5	661.9	616.4	661.7
7.875% Senior notes due 2040	383.5	433.3	383.8	423.9
7.20% Debentures due 2027	149.0	189.3	149.0	193.2
4.33% MARAD bonds, including current maturities, due 2016	104.3	105.0	112.3	113.0
6.36% MARAD bonds, including current maturities, due 2015	38.0	41.2	38.0	41.7
4.65% MARAD bonds, including current maturities, due 2020	36.0	41.1	36.0	41.4
Total	$4,830.8	$5,341.0	$4,845.9	$5,397.7

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our MARAD bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2013 and December 31, 2012.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Net liabilities of $3.3 million and net assets of $5.2 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$3.7	$5.0	$5.1	$.3
Foreign currency forward contracts - non-current(2)	.3	.5	1.0	—
	4.0	5.5	6.1	.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.1	.2	1.3	.2
	.1	.2	1.3	.2
Total	$4.1	$5.7	$7.4	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses denominated in various currencies. As of March 31, 2013, we had cash flow hedges outstanding to exchange an aggregate $368.3 million for various foreign currencies, including $140.0 million for British pounds, $138.8 million for Brazilian reais, $35.1 million for Singapore dollars, $23.4 million for Australian dollars, $21.9 million for euros and $9.1 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and our condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012 were as follows (in millions):

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2013	2012	2013	2012
Interest rate lock contracts(3)	$—	$—	$(.1)	$.1	$—	$—
Foreign currency forward contracts(4)	(4.0)	6.3	1.1	—	.2	(.8)
Total	$(4.0)	$6.3	$1.0	$.1	$.2	$(.8)

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(3)	Gains and losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net in our condensed consolidated statements of income.

(4)
During the three-month period ended March 31, 2013, $900,000 of gains were reclassified from AOCI to contract drilling expense and $200,000 of gains were reclassified from AOCI to depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $175.8 million for various foreign currencies, including $86.1 million for euros, $23.1 million for British pounds, $17.2 million for Swiss francs, $14.2 million for Australian dollars and $35.2 million for other currencies.

Net losses of $4.4 million and net gains of $900,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified to earnings during the next twelve months totaled $200,000.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the three-month periods ended March 31, 2013 and 2012 was as follows (in millions):

	2013	2012
Income from continuing operations	$320.8	$280.5
Income from continuing operations attributable to noncontrolling interests	(2.8)	(2.0)
Income from continuing operations attributable to Ensco	$318.0	$278.5

Loss from discontinued operations, net, for the three-month periods ended March 31, 2013 and 2012 was attributable to Ensco.

Note 5 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month periods ended March 31, 2013 and 2012 (in millions):

	2013	2012
Net income attributable to Ensco	$317.1	$265.4
Net income allocated to non-vested share awards	(3.3)	(2.7)
Net income attributable to Ensco shares	$313.8	$262.7

The following table is a reconciliation of the weighted-average shares outstanding used in our basic and diluted EPS computations for the three-month periods ended March 31, 2013 and 2012 (in millions):

	2013	2012
Weighted-average shares - basic	230.3	228.8
Potentially dilutive shares	.3	.4
Weighted-average shares - diluted	230.6	229.2

Antidilutive share options totaling 100,000 and 400,000 were excluded from the computation of diluted EPS for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 6 -	Income Taxes

Our consolidated effective income tax rate for the three-month period ended March 31, 2013 of 13.9% included the impact of various discrete tax items, the majority of which was attributable to the recognition of a liability for unrecognized tax benefits of $4.9 million associated with a tax position taken in prior years. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the three-month period ended March 31, 2013 was 12.2%, which is equivalent to the consolidated effective income tax rate, excluding discrete tax items, of 12.2% for the three-month period ended March 31, 2012.

Note 7 -Discontinued Operations
During the three-month period ended March 31, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss on disposal of discontinued operations, net in our condensed consolidated statement of income for the three-month period ended March 31, 2013. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell.
Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statement of income for the three-month period ended March 31, 2012.
During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statement of income for the three-month period ended March 31, 2012.

The following table summarizes loss from discontinued operations for the three-month periods ended March 31, 2013 and 2012 (in millions):

	2013	2012
Revenues	$—	$5.8
Operating expenses	.1	21.4
Operating loss before income taxes	(.1)	(15.6)
Other income	.3	.5
Income tax benefit	—	2.0
Loss on disposal of discontinued operations, net	(1.1)	—
Loss from discontinued operations	$(.9)	$(13.1)

Debt and interest expense are not allocated to our discontinued operations.

Note 8 -Contingencies

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

In April 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs. Regardless of the actual removal costs incurred by the customer, we agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. We have insurance coverage for the actual removal costs incurred by the customer.

We paid $14.0 million to the customer through March 31, 2013 and received $13.1 million in insurance reimbursements. Our condensed consolidated balance sheet as of March 31, 2013 included a $5.0 million liability for remaining installments due to the customer in accrued liabilities and other and a $5.9 million receivable for recovery of related costs under our insurance policy in other assets, net.

               We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law during 2009. A number of claimants presented claims in the exoneration/limitation proceedings. Currently, only three claims remain.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. These matters are currently scheduled for trial in September 2013. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable liabilities exist with respect to these matters.

The owner of a second pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption. The matter currently is scheduled for trial in September 2013. Based on information currently available, primarily the adequacy of available defenses, we have concluded that it is remote that a liability exists with respect to this matter.

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

    Environmental Matters

We currently are subject to pending notices of assessment issued from 2008 to 2013 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.4 million for the release of drilling fluid from drilling rigs operating offshore Brazil. We are contesting these notices and intend to vigorously defend ourselves.  Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $2.4 million liability related to these matters was recorded as of March 31, 2013 and included in accrued liabilities and other on our condensed consolidated balance sheet.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $4.0 million for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

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

Three Months Ended March 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$719.2	$410.5	$20.2	$1,149.9	$—	$1,149.9
Operating expenses
Contract drilling (exclusive of depreciation)	344.9	200.2	15.7	560.8	—	560.8
Depreciation	107.1	40.3	—	147.4	1.6	149.0
General and administrative	—	—	—	—	37.8	37.8
Operating income (loss)	$267.2	$170.0	$4.5	$441.7	$(39.4)	$402.3
Property and equipment, net	$10,710.0	$2,413.3	$—	$13,123.3	$31.9	$13,155.2

Three Months Ended March 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$639.3	$359.8	$21.5	$1,020.6	$—	$1,020.6
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	173.6	15.7	502.2	—	502.2
Depreciation	91.0	41.4	—	132.4	3.6	136.0
General and administrative	—	—	—	—	38.2	38.2
Operating income (loss)	$235.4	$144.8	$5.8	$386.0	$(41.8)	$344.2
Property and equipment, net	$10,390.4	$2,457.7	$12.4	$12,860.5	$29.4	$12,889.9

Information about Geographic Areas

As of March 31, 2013, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	8	14	22
Brazil	10	—	10
Europe & Mediterranean	1	8	9
Middle East & Africa	4	9	13
Asia & Pacific Rim	2	11	13
Asia & Pacific Rim (under construction)	3	3	6
Total	28	45	73

(1)	We provide management services on three rigs owned by third-parties not included in the table above.

Note 10 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Trade	$814.8	$812.4
Other	12.2	18.2
	827.0	830.6
Allowance for doubtful accounts	(17.9)	(19.2)
	$809.1	$811.4

Other current assets consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Inventory	$215.9	$207.8
Prepaid taxes	60.9	62.2
Short-term investments	50.0	50.0
Deferred mobilization costs	29.6	33.7
Deferred tax assets	21.2	14.6
Prepaid expenses	14.5	20.3
Assets held for sale	—	14.2
Other	21.9	22.6
	$414.0	$425.4

Other assets, net, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Intangible assets	$115.0	$143.3
Unbilled receivables	74.9	77.1
Prepaid taxes on intercompany transfers of property	56.8	58.3
Supplemental executive retirement plan assets	35.2	29.8
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	19.0	19.3
Deferred mobilization costs	12.2	20.8
Wreckage and debris removal receivables	5.9	13.2
Other	28.8	29.4
	$378.4	$421.8

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Personnel costs	$165.6	$231.1
Deferred revenue	142.3	146.2
Taxes	93.9	86.9
Interest	36.0	67.9
Wreckage and debris removal	5.0	9.0
Other	46.2	43.3
	$489.0	$584.4

Other liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Deferred revenue	$215.7	$224.5
Unrecognized tax benefits (inclusive of interest and penalties)	132.4	129.6
Intangible liabilities	101.9	118.0
Supplemental executive retirement plan liabilities	38.4	33.3
Personnel costs	28.4	31.6
Other	31.6	36.4
	$548.4	$573.4

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Derivative Instruments	$19.4	$24.4
Other	(4.4)	(4.3)
	$15.0	$20.1

Concentration Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which to date have been within management's expectations. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash equivalents and short-term investments consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents and short-term investments is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and generally by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the three-month period ended March 31, 2013, one customer in our Floaters segment provided an aggregate $200.1 million, or 17%, of our consolidated revenues.

Revenues provided by our drilling operations in the U.S. Gulf of Mexico during the three-month period ended March 31, 2013 totaled $401.5 million, or 35%, of our consolidated revenues, of which 75% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the three-month period ended March 31, 2013 totaled $243.3 million, or 21%, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 11 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.50% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance as of March 31, 2013 of $1.7 billion. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc also is a full and unconditional guarantor of the 7.20% debentures due 2027 issued by Ensco International, Inc. in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2013.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three-month periods ended March 31, 2013 and 2012; the unaudited condensed consolidating statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012; the condensed consolidating balance sheets as of March 31, 2013 (unaudited) and December 31, 2012; and the unaudited condensed consolidating statements of cash flows for the three-month periods ended March 31, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.1	$—	$1,183.7	$(77.4)	$1,149.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	12.4	38.1	—	587.7	(77.4)	560.8
Depreciation	.1	.8	—	148.1	—	149.0
General and administrative	16.9	.2	—	20.7	—	37.8
OPERATING (LOSS) INCOME	(23.9)	(1.0)	—	427.2	—	402.3
OTHER (EXPENSE) INCOME, NET	(14.6)	(7.4)	(14.6)	6.8	—	(29.8)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(38.5)	(8.4)	(14.6)	434.0	—	372.5
INCOME TAX PROVISION	—	29.5	—	22.2	—	51.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	355.6	111.7	52.4	—	(519.7)	—
NET INCOME	317.1	73.8	37.8	410.9	(519.7)	319.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.8)	—	(2.8)
NET INCOME ATTRIBUTABLE TO ENSCO	$317.1	$73.8	$37.8	$408.1	$(519.7)	$317.1

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2012 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$21.9	$10.6	$—	$1,037.0	$(48.9)	$1,020.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.9	10.6	—	533.6	(48.9)	502.2
Depreciation	.1	.8	—	135.1	—	136.0
General and administrative	14.6	—	—	23.6	—	38.2
OPERATING INCOME (LOSS)	.3	(.8)	—	344.7	—	344.2
OTHER EXPENSE, NET	(11.2)	(.3)	(11.7)	(3.5)	—	(26.7)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10.9)	(1.1)	(11.7)	341.2	—	317.5
INCOME TAX PROVISION	—	11.2	—	25.8	—	37.0
DISCONTINUED OPERATIONS, NET	—	—	—	(13.1)	—	(13.1)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	276.3	44.2	79.7	—	(400.2)	—
NET INCOME	265.4	31.9	68.0	302.3	(400.2)	267.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$265.4	$31.9	$68.0	$300.3	$(400.2)	$265.4

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$317.1	$73.8	$37.8	$410.9	$(519.7)	$319.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(4.0)	—	—	—	(4.0)
Reclassification of net gains and losses on derivative instruments from other comprehensive loss (income) into net income	—	.1	—	(1.1)	—	(1.0)
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE LOSS	—	(3.9)	—	(1.2)	—	(5.1)

COMPREHENSIVE INCOME	317.1	69.9	37.8	409.7	(519.7)	314.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.8)	—	(2.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$317.1	$69.9	$37.8	$406.9	$(519.7)	$312.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$265.4	$31.9	$68.0	$302.3	$(400.2)	$267.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	1.9	—	4.4	—	6.3
Reclassification of net gains and losses on derivative instruments from other comprehensive loss (income) into net income	—	.1	—	(.2)	—	(.1)
Other	—	—	—	(1.9)	—	(1.9)
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	2.0	—	2.3	—	4.3

COMPREHENSIVE INCOME	265.4	33.9	68.0	304.6	(400.2)	271.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$265.4	$33.9	$68.0	$302.6	$(400.2)	$269.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$289.1	$—	$115.0	$157.7	$—	$561.8
Accounts receivable, net	—	.3	—	808.8	—	809.1
Accounts receivable from affiliates	1,296.2	166.4	1.4	1,577.1	(3,041.1)	—
Other	2.9	24.8	—	386.3	—	414.0
Total current assets	1,588.2	191.5	116.4	2,929.9	(3,041.1)	1,784.9
PROPERTY AND EQUIPMENT, AT COST	2.1	30.1	—	15,861.4	—	15,893.6
Less accumulated depreciation	1.2	23.6	—	2,713.6	—	2,738.4
Property and equipment, net	.9	6.5	—	13,147.8	—	13,155.2
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,677.0	3,758.5	1,640.4	5,125.2	(13,201.1)	—
INVESTMENTS IN AFFILIATES	13,831.0	2,799.8	3,836.2	—	(20,467.0)	—
OTHER ASSETS, NET	10.7	64.8	—	302.9	—	378.4
	$18,107.8	$6,821.1	$5,593.0	$24,779.8	$(36,709.2)	$18,592.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4.9	$47.5	$23.4	$722.1	$—	$797.9
Accounts payable to affiliates	1,653.7	56.5	—	1,330.9	(3,041.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	1,658.6	104.0	23.4	2,100.5	(3,041.1)	845.4
DUE TO AFFILIATES	1,910.0	2,260.6	954.6	8,075.9	(13,201.1)	—
LONG-TERM DEBT	2,470.6	149.1	2,032.7	130.9	—	4,783.3
DEFERRED INCOME TAXES	—	325.2	—	21.6	—	346.8
OTHER LIABILITIES	—	1.0	10.5	536.9	—	548.4
ENSCO SHAREHOLDERS' EQUITY	12,068.6	3,981.2	2,571.8	13,907.5	(20,467.0)	12,062.1
NONCONTROLLING INTERESTS	—	—	—	6.5	—	6.5
Total equity	12,068.6	3,981.2	2,571.8	13,914.0	(20,467.0)	12,068.6
	$18,107.8	$6,821.1	$5,593.0	$24,779.8	$(36,709.2)	$18,592.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.8	$1.7	$85.0	$128.6	$—	$487.1
Accounts receivable, net	—	.2	—	811.2	—	811.4
Accounts receivable from affiliates	1,294.5	226.5	—	2,375.1	(3,896.1)	—
Other	2.8	24.9	—	397.7	—	425.4
Total current assets	1,569.1	253.3	85.0	3,712.6	(3,896.1)	1,723.9
PROPERTY AND EQUIPMENT, AT COST	2.1	30.2	—	15,704.8	—	15,737.1
Less accumulated depreciation	1.1	23.5	—	2,566.9	—	2,591.5
Property and equipment, net	1.0	6.7	—	13,137.9	—	13,145.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,483.5	3,594.7	1,628.4	4,748.9	(13,455.5)	—
INVESTMENTS IN AFFILIATES	13,469.3	2,693.8	3,824.8	—	(19,987.9)	—
OTHER ASSETS, NET	11.3	67.4	—	343.1	—	421.8
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.0	$28.1	$34.1	$849.0	$—	$942.2
Accounts payable to affiliates	2,364.8	136.9	—	1,394.4	(3,896.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,395.8	165.0	34.1	2,290.9	(3,896.1)	989.7
DUE TO AFFILIATES	1,816.7	2,054.7	877.5	8,706.6	(13,455.5)	—
LONG-TERM DEBT	2,469.6	149.0	2,040.8	139.0	—	4,798.4
DEFERRED INCOME TAXES	—	335.1	—	16.6	—	351.7
OTHER LIABILITIES	—	—	10.8	562.6	—	573.4
ENSCO SHAREHOLDERS' EQUITY	11,852.1	3,912.1	2,575.0	13,495.1	(19,987.9)	11,846.4
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	11,852.1	3,912.1	2,575.0	13,500.8	(19,987.9)	11,852.1
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(55.3)	$(34.0)	$11.3	$420.1	$—	$342.1
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(168.3)	—	(168.3)
Other	—	.1	—	.8	—	.9
Net cash provided by (used in) investing activities of continuing operations	—	.1	—	(167.5)	—	(167.4)
FINANCING ACTIVITIES
Cash dividends paid	(116.5)	—	—	—	—	(116.5)
Proceeds from exercise of share options	13.4	—	—	—	—	13.4
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Advances from (to) affiliates	179.4	32.2	18.7	(230.3)	—	—
Other	(3.7)	—	—	(1.8)	—	(5.5)
Net cash provided by (used in) financing activities of continuing operations	72.6	32.2	18.7	(239.2)	—	(115.7)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	.2	—	.2
Investing activities	—	—	—	15.5	—	15.5
Net cash provided by discontinued operations	—	—	—	15.7	—	15.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17.3	(1.7)	30.0	29.1	—	74.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$289.1	$—	$115.0	$157.7	$—	$561.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2012 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(20.3)	$(21.8)	$(67.4)	$665.1	$—	$555.6
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(764.1)	—	(764.1)
Other	—	.7	—	4.4	—	5.1
Net cash provided by (used in) investing activities of continuing operations	—	.7	—	(759.7)	—	(759.0)
FINANCING ACTIVITIES
Cash dividends paid	(86.8)	—	—	—	—	(86.8)
Commercial paper borrowings, net	75.0	—	—	—	—	75.0
Proceeds from exercise of share options		11.9	—	—	—	11.9
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Advances (to) from affiliates	(192.3)	22.8	74.1	95.4	—	—
Other	—	(.1)	—	(3.5)	—	(3.6)
Net cash (used in) provided by financing activities of continuing operations	(204.1)	34.6	74.1	84.8	—	(10.6)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(8.3)	—	(8.3)
Net cash used in discontinued operations	—	—	—	(8.3)	—	(8.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.5	—	.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(224.4)	13.5	6.7	(17.6)	—	(221.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12.2	$13.5	$29.3	$153.9	$—	$208.9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We have assembled the newest ultra-deepwater fleet and largest active premium jackup fleet of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 74 rigs, including rigs under construction. Our fleet includes nine drillships, 19 semisubmersible rigs and 46 independent leg jackups.

Brent crude oil prices remained between $105 and $120 per barrel during the first quarter of 2013. Although recent prices declined to below $100 per barrel, we believe current prices support drilling programs by operators in the floater and jackup markets. In response to continued customer demand, we recently entered into an agreement with Keppel FELS Limited ("KFELS") to construct a premium jackup (ENSCO 110), which is scheduled for delivery during the first quarter of 2015. We currently have seven rigs under construction, including three ultra-deepwater drillships, three ultra-premium harsh environment jackup rigs and the ENSCO 110 premium jackup rig as part of our ongoing strategy to expand and high-grade our fleet.

A substantial portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs and returned to shareholders through our $2.00 per share annual dividend. We believe our strong balance sheet, $12.0 billion of contract backlog and borrowing capacity under our revolving credit facilities and commercial paper program will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during the remainder of 2013 and beyond.

BUSINESS ENVIRONMENT

Floaters

The floater market remained strong during the first quarter of 2013 and tender activity continues to increase. Marketed utilization remained high, at 96%, and marketed utilization for ultra-deepwater floaters was 99%.

In West Africa, marketed utilization for ultra-deepwater floaters was 97%, and recent day rates continued to exceed $600,000. Tender activity remains strong and is expected to support current utilization levels and day rates in the region through the remainder of 2013. The majority of recent tenders are for projects of at least three years, which are due to start in late 2013 and early 2014. Seven drillships and one semisubmersible rig are scheduled to enter the market before the end of 2013; however, the majority of these rigs are contracted and are expected to have little impact on the current supply shortage in the region. Angola, Gabon and Ghana continue to present new drilling opportunities.

Marketed utilization in the U.S. Gulf of Mexico was 95%, and ultra-deepwater floaters were fully utilized. The U.S. Gulf of Mexico market is expected to remain active during 2013 and into 2014 as multiple operators will begin drilling programs during the next twelve months. With limited rig availability in the region, we expect a tight market for the remainder of 2013.

In Brazil, marketed utilization was 100% for ultra-deepwater floaters as Petrobras ramps up drilling for pre-salt reserves. Brazil has scheduled a May 2013 lease sale, the first since the announcement of the pre-salt discoveries. We believe this lease sale will result in incremental demand in Brazil as independent oil companies come to the market for rigs to drill their new exploration acreage.

In Mexico, Petróleos Mexicanos ("PEMEX"), the national oil company of Mexico, is expanding its floater drilling program, and we expect the Asia Pacific market to remain strong with incremental requirements in Indonesia, Malaysia and Australia.

Worldwide rig supply in the floater market continues to increase as a result of newbuild construction programs. It has been reported that over 90 newbuild drillships and semisubmersible rigs currently are under construction, 21 of which are scheduled for delivery during the remainder of 2013. The majority of newbuild floater rigs scheduled for delivery during the remainder of 2013 are contracted, and we expect these newbuild floater rigs to be absorbed into the market without a significant effect on utilization levels and day rates.

Jackups

The jackup market continued to tighten during the first quarter of 2013, putting upward pressure on day rates. Tender activity remained high, and the number of warm stacked rigs reached a record low. The recent increase in the length of contracts is expected to have a positive impact on future day rates.

In the U.S. Gulf of Mexico, marketed utilization was 87%, and multiple operators are actively discussing upcoming programs with contractors and developing plans for the latter part of year. We expect the U.S. Gulf of Mexico market to remain strong during the remainder of 2013 and into 2014 given the limited rig supply.

In the Middle East, strong demand prompted the reactivation of three jackups in the region. Tender activity was strong during the first quarter, and we expect this trend to continue for the remainder of the year. Any excess capacity in the region will likely be absorbed by incremental rig requirements.

Several new contracts were announced in the Asia Pacific region during the first quarter. The market continues to support increases in day rates, and a number of new jackups from outside the region are being offered in current tenders. The Asia Pacific market is expected to remain tightly balanced during 2013, even after considering newbuild jackups that will be delivered during the year.

Marketed utilization in the North Sea was 97%. Day rates have increased due to customer demand, and we expect limited rig availability through the end of 2014. In Mexico, a strong market is expected to continue as PEMEX plans to add incremental rigs to its existing contracted fleet. Additional drilling opportunities exist in India, Argentina and Venezuela.

Worldwide rig supply in the jackup market continues to increase as a result of newbuild construction programs. It has been reported that over 100 newbuild jackup rigs are under construction, over 45 of which are scheduled for delivery during the remainder of 2013. Less than half of the newbuild jackup rigs scheduled for delivery during the remainder of 2013 are contracted; however, current and expected tenders indicate that the newbuild jackup rigs will be absorbed into the market without a significant effect on currently marketed rig utilization levels and day rates.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month periods ended March 31, 2013 and 2012 (in millions):

	2013	2012
Revenues	$1,149.9	$1,020.6
Operating expenses
Contract drilling (exclusive of depreciation)	560.8	502.2
Depreciation	149.0	136.0
General and administrative	37.8	38.2
Operating income	402.3	344.2
Other expense, net	(29.8)	(26.7)
Provision for income taxes	51.7	37.0
Income from continuing operations	320.8	280.5
Loss from discontinued operations, net	(0.9)	(13.1)
Net income	319.9	267.4
Net income attributable to noncontrolling interests	(2.8)	(2.0)
Net income attributable to Ensco	$317.1	$265.4

For the three-month period ended March 31, 2013, revenues and operating income increased $129.3 million, or 13%, and $58.1 million, or 17%, respectively, as compared to the prior year quarter. The increase in revenues and operating income was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates for our Jackups segment. The increase was partially offset by a slight decline in utilization across our fleet. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2013 and 2012:

	2013	2012
Floaters(1)	25	24
Jackups	42	42
Under construction(1)(2)(3)	6	5
Total(4)	73	71

(1)	ENSCO 8506 was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

(2)
During the second quarter of 2012, we entered into agreements with Samsung Heavy Industries ("SHI") to construct our sixth and seventh ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). The rigs are uncontracted and scheduled for delivery during the second half of 2014.

(3)
We entered into an agreement with KFELS in April 2013 to construct a new premium jackup rig (ENSCO 110), which is scheduled for delivery during the first quarter of 2015. ENSCO 110 is not included in the table above.

(4)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month periods ended March 31, 2013 and 2012:

	2013	2012
Rig utilization(1)
Floaters	83%	85%
Jackups	88%	91%
Total	86%	89%
Average day rates(2)
Floaters	$379,801	$349,942
Jackups	117,268	99,618
Total	$209,824	$182,462

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

(2)
Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump sum revenues and revenues attributable to amortization of drilling contract intangibles, as discussed in Note 9 to our audited consolidated financial statements for the year ended December 31, 2012 included in our annual report on Form 10-K, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

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

Three Months Ended March 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$719.2	$410.5	$20.2	$1,149.9	$—	$1,149.9
Operating expenses
Contract drilling (exclusive of depreciation)	344.9	200.2	15.7	560.8	—	560.8
Depreciation	107.1	40.3	—	147.4	1.6	149.0
General and administrative	—	—	—	—	37.8	37.8
Operating income (loss)	$267.2	$170.0	$4.5	$441.7	$(39.4)	$402.3

Three Months Ended March 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$639.3	$359.8	$21.5	$1,020.6	$—	$1,020.6
Operating expenses
Contract drilling (exclusive of depreciation)	312.9	173.6	15.7	502.2	—	502.2
Depreciation	91.0	41.4	—	132.4	3.6	136.0
General and administrative	—	—	—	—	38.2	38.2
Operating income (loss)	$235.4	$144.8	$5.8	$386.0	$(41.8)	$344.2

Floaters

Floaters revenues for the three-month period ended March 31, 2013 increased by $79.9 million, or 12%, as compared to the prior year quarter. The increase in revenues was primarily due to commencement of ENSCO 8505 drilling operations during the second quarter of 2012 and commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013. These increases were partially offset by a decline in utilization due to downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs and ENSCO 5005, which was in the shipyard during the three-month period ended March 31, 2013.

Floaters contract drilling expense increased by $32.0 million, or 10%, as compared to the prior year quarter primarily due to the aforementioned additions to our fleet and increased personnel costs. Depreciation expense increased by $16.1 million, or 18%, primarily due to the additions to our Floaters fleet.

Jackups

Jackups revenues for the three-month period ended March 31, 2013 increased by $50.7 million, or 14%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, North Sea and Southeast Asia region. The increase in average day rates was partially offset by a decline in utilization due to an increase in shipyard days.

Jackups contract drilling expense increased $26.6 million, or 15%, primarily due to increased personnel costs and, to a lesser extent, increased repair and maintenance expense.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month periods ended March 31, 2013 and 2012 (in millions):

	2013	2012
Interest income	$3.3	$5.9
Interest expense, net:
Interest expense	(56.8)	(57.6)
Capitalized interest	17.6	23.0
	(39.2)	(34.6)
Other, net	6.1	2.0
	$(29.8)	$(26.7)

Interest income for the three-month period ended March 31, 2013 declined as compared to the prior year quarter primarily due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts. Interest expense was comparable to the prior year quarter as our outstanding principal debt balances associated with our long-term debt instruments remained consistent with the prior year quarter. Interest expense capitalized during the three-month period ended March 31, 2013 declined as compared to the prior year quarter due to a decline in the average outstanding amount of capital invested in newbuild construction. ENSCO 8505 was placed into service during the second quarter of 2012, and ENSCO 8506 and ENSCO DS-6 were placed into service during the first quarter of 2013.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $5.1 million, primarily attributable to the devaluation of the Venezuelan Bolivar, was included in other, net, for the three-month period ended March 31, 2013. Other, net for the three-month period ended March 31, 2012 included a net foreign currency exchange loss of $700,000, which was more than offset by other income.

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
Income tax expense was $51.7 million and $37.0 million for the three-month periods ended March 31, 2013 and 2012, respectively. The $14.7 million increase in income tax expense as compared to the prior year quarter was primarily due to increased profitability and the impact of various discrete tax items recognized during the three-month period ended March 31, 2013, including $4.9 million for the recognition of a liability for unrecognized tax benefits associated with a tax position taken in prior years.

Discontinued Operations
During the three-month period ended March 31, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the three-month period ended March 31, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss on disposal of discontinued operations, net in our condensed consolidated statement of income for the three-month period ended March 31, 2013. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell.
Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statement of income for the three-month period ended March 31, 2012.
During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statement of income for the three-month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs, primarily through newbuild construction, and return of capital to shareholders, primarily through dividend payments. We expect that our current cash and cash equivalents and future operating cash flows will continue to be dedicated to newbuild construction and dividend payments in the near-term.

During the three-month period ended March 31, 2013, our primary source of cash was $342.1 million generated from operating activities of continuing operations and $15.5 million in proceeds from the sale of Pride Pennsylvania. Our primary use of cash for the same period was $168.3 million for the construction, enhancement and other improvement of our drilling rigs and $116.5 million for dividend payments.

During the three-month period ended March 31, 2012, our primary source of cash was $555.6 million generated from operating activities of continuing operations and $75.0 million in net proceeds from our commercial paper program. Our primary use of cash for the same period was $764.1 million for the construction, enhancement and other improvement of our drilling rigs, including $611.2 million invested in newbuild construction, and $86.8 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the three-month periods ended March 31, 2013 and 2012 were as follows (in millions):

	2013	2012
Cash flow from operating activities of continuing operations	$342.1	$555.6
Capital expenditures
New rig construction	$50.8	$611.2
Rig enhancements	66.0	94.9
Minor upgrades and improvements	51.5	58.0
	$168.3	$764.1

Cash flow from operating activities of continuing operations declined $213.5 million, or 38%, for the three-month period ended March 31, 2013 as compared to the prior year period. The decline primarily resulted from a $161.2 million increase in cash payments related to contract drilling expenses, a $36.6 million decline in cash receipts resulting from the sale of trading securities during the prior year period, a $26.5 million increase in cash payments related to general and administrative expenses and a $24.2 million increase in income tax payments, partially offset by a $50.7 million increase in cash receipts from contract drilling services.

Cash payments during the three-month period ended March 31, 2013 related to contract drilling and general and administrative expenses were generally higher than the comparable prior year period primarily due to the full year impact of the Pride acquisition on certain annual payments made during the three-month period ended March 31, 2013. Annual payments made during the three-month period ended March 31, 2012 were based on seven months of acquired company operating activity.

Cash receipts from contract drilling services for the three-month period ended March 31, 2012 included $80.0 million associated with customer reimbursed capital upgrade projects which are amortized to revenue over the term of the related drilling contract. The $36.6 million in cash receipts from the sale of trading securities during the three-month period ended March 31, 2012 was in connection with the resolution of certain litigation in respect of our Seahawk Drilling, Inc. bankruptcy claims.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. We currently have three ultra-deepwater drillships (ENSCO DS-7, ENSCO DS-8 and ENSCO DS-9) under construction with scheduled delivery dates during the third quarter of 2013, third quarter of 2014 and fourth quarter of 2014, respectively. ENSCO DS-7 is expected to commence drilling operations under a long-term contract in Angola during the fourth quarter of 2013 while ENSCO DS-8 and ENSCO DS-9 are currently uncontracted.

We also have three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122) under construction. These rigs are scheduled for delivery during the third quarter and fourth quarter of 2013 and the second half of 2014, respectively. ENSCO 120 and ENSCO 121 are committed under long-term drilling contracts in the North Sea and expected to commence drilling operations during the fourth quarter of 2013 and the first quarter of 2014, respectively. ENSCO 122 is currently uncontracted.

In April 2013, we entered into an agreement with KFELS to construct a new premium jackup rig (ENSCO 110) for estimated total construction costs of approximately $225 million, inclusive of costs associated with commissioning, systems integration testing and project management. ENSCO 110 is based on the same design as ENSCO 106, ENSCO 107 and ENSCO 108 and is scheduled for delivery during the first quarter of 2015.

We have significant contractual commitments related to our newbuild construction agreements. We expect to fund these commitments from our cash and cash equivalents, future operating cash flows and, if necessary, funds borrowed under our commercial paper program, credit facilities or other future financing arrangements.  The actual timing of our contractual construction payments may vary based on the completion of various construction milestones, which, to a large extent, are beyond our control.

The following table summarizes the aggregate amount of contractual payments made as of March 31, 2013 and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid	2013	2014	2015	Total(1)
ENSCO DS-7	$149.4	$357.0	$—	$—	$506.4
ENSCO DS-8	53.8	107.6	377.0	—	538.4
ENSCO DS-9	52.5	104.9	367.6	—	525.0
ENSCO 110	—	41.0	—	164.0	205.0
ENSCO 120	43.8	178.0	—	—	221.8
ENSCO 121	43.8	176.7	—	—	220.5
ENSCO 122	49.0	—	197.6	—	246.6
	$392.3	$965.2	$942.2	$164.0	$2,463.7

(1)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, capitalized interest, inventory and other spares.

Based on our current projections, we expect capital expenditures during 2013 to include approximately $1.2 billion for newbuild construction, approximately $320 million for rig enhancement projects and approximately $250 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2013	December 31, 2012
Total debt	$4,830.8	$4,845.9
Total capital*	$16,892.9	$16,692.3
Total debt to total capital	28.6%	29.0%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes

As of March 31, 2013, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. We make semiannual interest payments on each of the aforementioned notes.

Revolving Credit

We have a $450.0 million revolving unsecured credit facility with a 364-day term, expiring in May 2013, to be used for general corporate purposes and as a backstop to our commercial paper program ("the 364-Day Credit Facility"). Upon our election prior to maturity, amounts outstanding under the 364-Day Credit Facility may be converted into a term loan with a maturity date of May 9, 2014 after payment of a fee equal to 1% of the amounts converted. Advances under the 364-Day Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.125% per annum) depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.09% per annum) on the total $450.0 million commitment. We have the right, subject to lender consent, to increase the commitments under the 364-Day Credit Facility to an aggregate amount of up to $550.0 million. We had no amounts outstanding under the 364-Day Credit Facility as of March 31, 2013 and December 31, 2012. We intend to let the 364-Day Credit Facility expire upon maturity in May 2013.

We have a $1.45 billion revolving unsecured credit facility with a five-year term, expiring in May 2016, to be used for general corporate purposes and as a backstop to our commercial paper program ("the Five-Year Credit Facility"). Advances under the Five-Year Credit Facility bear interest at LIBOR plus an applicable margin rate (currently 1.5% per annum), depending on our credit rating. We are required to pay a quarterly undrawn facility fee (currently 0.2% per annum) on the total $1.45 billion commitment, which is also based on our credit rating. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $1.7 billion. We had no amounts outstanding under the Five-Year Credit Facility as of March 31, 2013 and December 31, 2012. In connection with the expiration of our 364-Day Credit Facility, we are in negotiations with certain financial institutions to refinance the Five-Year Credit Facility and increase our existing $1.45 billion borrowing capacity.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our 364-Day and Five-Year Credit Facilities (the "Credit Facilities"). As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our Credit Facilities. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of March 31, 2013 and December 31, 2012.

Other Financing

We filed an immediately effective Form S-3 Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2015.

As of March 31, 2013, we had an aggregate $178.3 million outstanding under our Maritime Administration bond issues that require semiannual principal and interest payments due in 2015, 2016 and 2020, respectively. We also make semiannual interest payments on $150.0 million of 7.2% debentures due in 2027.

In connection with the termination of our American Depositary Share ("ADS") facility and conversion to Class A ordinary shares during the second quarter of 2012, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase of Ensco ADSs, ended. The establishment of a new share repurchase program requires approval from our shareholders by special resolution. We are presenting our shareholders with a proposal to establish a new share repurchase program for up to a maximum of $2 billion in the aggregate at our May 2013 annual general meeting. If approved, the share repurchase program will provide added flexibility to return capital to shareholders after consideration of other uses of cash flow, including investment in our fleet of drilling rigs and dividend increases.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$561.8	$487.1
Short-term investments	$50.0	$50.0
Working capital	$939.5	$734.2
Current ratio	2.1	1.7

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends or working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flow and, if necessary, funds borrowed under our Credit Facilities and/or under our commercial paper program.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flow, and, if necessary, funds borrowed under our Five-Year Credit Facility or other future financing arrangements. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Effects of Climate Change and Climate Change Regulation

Greenhouse gas ("GHG") emissions have increasingly become the subject of international, national, regional, state and local attention. During 2009, the United States Environmental Protection Agency (the "EPA") officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These EPA findings allowed the agency to proceed with the adoption and implementation of regulations to restrict GHG emissions under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration ("PSD") construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards to be established by the states or, in some cases, the EPA, on a case-by-case basis. The EPA has also adopted rules requiring annual monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities.

In recent years, cap and trade initiatives to limit GHG emissions have been introduced in the European Union. Similarly, a number of bills related to climate change have been introduced in the U.S. Congress. If these or similar bills were to be adopted, such legislation could adversely impact many industries. However, it appears unlikely that comprehensive federal climate legislation will be passed by Congress in the foreseeable future. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results or cash flows.

Restrictions on GHG emissions or other related legislative or regulatory enactments could have an indirect effect in those industries that use significant amounts of petroleum products, which could potentially result in a reduction in demand for petroleum products and, consequently, our offshore contract drilling services. We are currently unable to predict the manner or extent of any such effect. Furthermore, one of the long-term physical effects of climate change may be an increase in the severity and frequency of adverse weather conditions, such as hurricanes, which may increase our insurance costs or risk retention, limit insurance availability or reduce the areas in which, or the number of days during which, our customers would contract for our drilling rigs in general and in the Gulf of Mexico in particular. We are currently unable to predict the manner or extent of any such effect.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2013, we had cash flow hedges outstanding to exchange an aggregate $368.3 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally use derivatives to match foreign currency denominated liabilities with equal or near equal amounts of foreign currency denominated assets, thereby minimizing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2013, we held derivatives not designated as hedging instruments outstanding to exchange an aggregate $175.8 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2013 would approximate $23.5 million. Approximately $13.6 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and generally by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2012 included in our annual report on Form 10-K filed with the SEC on February 22, 2013. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes.

Property and Equipment

As of March 31, 2013, the carrying value of our property and equipment totaled $13.2 billion, which represented 71% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

For additional information on the useful lives of our drilling rigs, including an analysis of the impact of various changes in useful life assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

Impairment of Long-Lived Assets and Goodwill

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs frequently are contracted at or near cash break-even rates for extended periods of time until day rates increase when demand comes back into balance with supply. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location. Our rigs are mobile and generally may be moved from markets with excess supply, if economically feasible. Our drilling rigs are suited for, and accessible to, markets throughout the world.

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

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. When testing goodwill for impairment, we perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Our two reportable segments represent our reporting units. If we determine it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying value after qualitatively assessing all facts and circumstances, its goodwill is considered not impaired.

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount and perform a quantitative assessment whereby we estimate the fair value of each reporting unit. In most instances, our calculation of the fair values of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

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

Based on our annual goodwill impairment test performed as of December 31, 2012, there was no impairment of goodwill, and neither of our reporting units were determined to be at risk of a goodwill impairment in the near-term.

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

Asset impairment evaluations are highly subjective. In most instances, they involve expectations of future cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of expected utilization, day rates, expense levels and capital requirements. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different asset carrying values and operating results.

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of March 31, 2013, our condensed consolidated balance sheet included a $306.6 million net deferred income tax liability, an $81.3 million liability for income taxes currently payable and a $132.4 million liability for unrecognized tax benefits, inclusive of interest and penalties.

The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management's estimates, judgments and assumptions regarding future operating results and levels of taxable income. Carryforwards and tax credits are assessed for realization as a reduction of future taxable income by using a more-likely-than-not determination. We do not offset deferred tax assets and deferred tax liabilities attributable to different tax paying jurisdictions.

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

Tax returns are routinely subject to audit in most jurisdictions and tax liabilities occasionally are finalized through a negotiation process. In some jurisdictions, income tax payments may be required before a final income tax obligation is determined in order to avoid significant penalties and/or interest. While we historically have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could cause the future level of uncertainty relating to our tax liabilities to increase, including the following:

•
The Internal Revenue Service and/or Her Majesty's Revenue and Customs may disagree with our interpretation of tax laws, treaties, or regulations with respect to our redomestication to the U.K. during 2009.

•	During recent years, the number of tax jurisdictions in which we conduct operations has increased, and we currently anticipate that this trend will continue.

•
In order to utilize tax planning strategies and conduct operations efficiently, our subsidiaries frequently enter into transactions with affiliates that are generally subject to complex tax regulations and are frequently reviewed and challenged by tax authorities.

•	We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.

•
Tax laws, regulations, agreements, treaties and the administrative practices and precedents of tax authorities change frequently, requiring us to modify existing tax strategies to conform to such changes.

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

During the three-month period ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the Foreign Corrupt Practices Act (the "FCPA") with the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC"). The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. In November 2012, the DOJ moved (i) to dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) to terminate the unsupervised probation of Pride Forasol, S.A.S. The Court granted the motions.

     Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and the SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our business. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our Company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial position, operating results or cash flows.

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

Environmental Matters

We are currently subject to pending notices of assessment issued from 2008 to 2013 pursuant to which governmental authorities in Brazil are seeking fines in an aggregate amount of approximately $2.4 million for the release of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect the outcome of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $2.4 million liability related to these matters is included in accrued liabilities and other on our condensed consolidated balance sheet as of March 31, 2013.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $4.0 million for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation.  We do not know at this time what, if any, involvement we may have in this investigation.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2012, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of our repurchases of equity securities during the three-month period ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	747	$60.83	—	$—
February 1 - February 28	51,060	$60.71	—	$—
March 1 - March 31	9,904	$58.87	—	$—
Total	61,711	$60.41	—

* In connection with the termination of the ADS facility and the conversion to Class A ordinary shares during the second quarter of 2012, our previously executed share repurchase agreements with two investment banks became of no effect by their own terms. Accordingly, our share repurchase program, which provided for the repurchase from time to time of Ensco ADSs in an aggregate amount of up to $562.4 million, ended. The establishment of a new share repurchase program requires approval from our shareholders by special resolution. We are presenting our shareholders with a proposal to establish a new share repurchase program for up to a maximum of $2 billion in the aggregate at our May 2013 annual shareholder meeting. If approved, the share repurchase program will provide added flexibility to return capital to shareholders after consideration of other uses of cash flow, including investment in our fleet of drilling rigs and dividend increases.

During the three-month period ended March 31, 2013, repurchases of our equity securities primarily were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for reissuance in connection with employee share awards.

Item 6.   Exhibits

Exhibit Number	Exhibit
*10.1
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013.

*10.2	Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date: April 30, 2013	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Vice President - Finance (Corporate)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*10.1
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013.

*10.2	Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 *   Filed herewith.
** Furnished herewith.