Form 10-Q
period 2013-06-30
Ensco plc
filed 2013-07-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 22, 2013, there were 233,530,769 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2013, and the related condensed consolidated statements of income, and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
July 30, 2013

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
OPERATING REVENUES	$1,248.1	$1,071.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	606.8	494.0
Depreciation	152.9	136.3
General and administrative	36.4	35.5
	796.1	665.8
OPERATING INCOME	452.0	405.3
OTHER INCOME (EXPENSE)
Interest income	4.7	5.8
Interest expense, net	(44.2)	(30.0)
Other, net	(.3)	(.5)
	(39.8)	(24.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	412.2	380.6
PROVISION FOR INCOME TAXES
Current income tax expense	54.4	36.9
Deferred income tax (benefit) expense	(4.8)	6.5
	49.6	43.4
INCOME FROM CONTINUING OPERATIONS	362.6	337.2
DISCONTINUED OPERATIONS
Loss from discontinued operations, net	—	(7.3)
Gain on disposal of discontinued operations, net	—	12.8
	—	5.5
NET INCOME	362.6	342.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.7)	(1.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$360.9	$341.3
EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$1.55	$1.45
Discontinued operations	—	0.02
	$1.55	$1.47

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$357.0	$337.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	230.8	229.2
Diluted	231.0	229.4
CASH DIVIDENDS PER SHARE	$0.50	$0.375
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING REVENUES	$2,398.0	$2,091.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,167.6	996.2
Depreciation	301.9	272.3
General and administrative	74.2	73.7
	1,543.7	1,342.2
OPERATING INCOME	854.3	749.5
OTHER INCOME (EXPENSE)
Interest income	8.0	11.7
Interest expense, net	(83.4)	(64.6)
Other, net	5.8	1.5
	(69.6)	(51.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	784.7	698.1
PROVISION FOR INCOME TAXES
Current income tax expense	116.6	69.2
Deferred income tax (benefit) expense	(15.3)	11.2
	101.3	80.4
INCOME FROM CONTINUING OPERATIONS	683.4	617.7
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net	.2	(20.4)
(Loss) gain on disposal of discontinued operations, net	(1.1)	12.8
	(.9)	(7.6)
NET INCOME	682.5	610.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.5)	(3.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$678.0	$606.7
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$2.91	$2.65
Discontinued operations	—	(0.03)
	$2.91	$2.62

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$670.8	$600.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	230.6	229.0
Diluted	230.8	229.3
CASH DIVIDENDS PER SHARE	$1.00	$0.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2013	2012

NET INCOME	$362.6	$342.7
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(9.6)	(.1)
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	.4	(.8)
Other	.6	.4
NET OTHER COMPREHENSIVE LOSS	(8.6)	(.5)

COMPREHENSIVE INCOME	354.0	342.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.7)	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$352.3	$340.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

NET INCOME	$682.5	$610.1
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(13.6)	6.2
Reclassification of net gains on derivative instruments from other comprehensive income into net income	(.6)	(.9)
Other	.5	(1.5)
NET OTHER COMPREHENSIVE (LOSS) INCOME	(13.7)	3.8

COMPREHENSIVE INCOME	668.8	613.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.5)	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$664.3	$610.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$489.8	$487.1
Accounts receivable, net	902.1	811.4
Other	391.6	425.4
Total current assets	1,783.5	1,723.9
PROPERTY AND EQUIPMENT, AT COST	16,276.4	15,737.1
Less accumulated depreciation	2,885.9	2,591.5
Property and equipment, net	13,390.5	13,145.6
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	358.6	421.8
	$18,806.6	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$300.9	$357.8
Accrued liabilities and other	512.9	584.4
Current maturities of long-term debt	47.5	47.5
Total current liabilities	861.3	989.7
LONG-TERM DEBT	4,758.7	4,798.4
DEFERRED INCOME TAXES	338.5	351.7
OTHER LIABILITIES	530.3	573.4
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 239.5 million and 237.7 million shares issued	24.0	23.8
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,443.4	5,398.7
Retained earnings	6,879.4	6,434.7
Accumulated other comprehensive income	6.4	20.1
Treasury shares, at cost, 6.0 million shares and 5.3 million shares	(43.2)	(31.0)
Total Ensco shareholders' equity	12,310.1	11,846.4
NONCONTROLLING INTERESTS	7.7	5.7
Total equity	12,317.8	11,852.1
	$18,806.6	$18,565.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$682.5	$610.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	.9	7.6
Depreciation expense	301.9	272.3
Share-based compensation expense	26.1	23.6
Deferred income tax (benefit) expense	(15.3)	11.2
Amortization of intangibles and other, net	(15.2)	(17.5)
Other	(6.2)	2.7
Changes in operating assets and liabilities	(190.5)	106.0
Net cash provided by operating activities of continuing operations	784.2	1,016.0

INVESTING ACTIVITIES
Additions to property and equipment	(598.6)	(1,047.1)
Maturities of short-term investments	50.0	4.5
Other	1.4	2.6
Net cash used in investing activities of continuing operations	(547.2)	(1,040.0)

FINANCING ACTIVITIES
Cash dividends paid	(233.3)	(173.8)
Reduction of long-term borrowings	(23.7)	(23.7)
Proceeds from exercise of share options	22.0	14.4
Commercial paper borrowings, net	—	(102.9)
Reimbursement of equity issuance cost	—	66.7
Other	(14.2)	(11.0)
Net cash used in financing activities	(249.2)	(230.3)

DISCONTINUED OPERATIONS
Operating activities	.2	(5.4)
Investing activities	15.5	54.5
Net cash provided by discontinued operations	15.7	49.1
Effect of exchange rate changes on cash and cash equivalents	(.8)	1.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.7	(204.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	487.1	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$489.8	$226.7

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

The financial data for the three-month and six-month periods ended June 30, 2013 and 2012 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q filed with the SEC on February 22, 2013 and April 30, 2013, respectively.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2013
Supplemental executive retirement plan assets	$36.0	$—	$—	$36.0
Total financial assets	36.0	—	—	36.0
Derivatives, net	$—	(18.2)	$—	$(18.2)
Total financial liabilities	$—	$(18.2)	$—	$(18.2)

As of December 31, 2012
Supplemental executive retirement plan assets	$29.8	$—	$—	$29.8
Derivatives, net	—	5.2	—	5.2
Total financial assets	$29.8	$5.2	$—	$35.0

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

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs. See "Note 3 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurement of our derivatives was based on market prices that generally are observable for similar assets or liabilities at commonly-quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,475.9	$1,594.7	$1,474.7	$1,715.6
6.875% Senior notes due 2020	1,032.8	1,069.7	1,040.6	1,138.3
3.25% Senior notes due 2016	995.7	1,046.4	995.1	1,068.9
8.5% Senior notes due 2019	608.5	632.1	616.4	661.7
7.875% Senior notes due 2040	383.2	410.8	383.8	423.9
7.2% Debentures due 2027	149.1	186.3	149.0	193.2
4.33% MARAD bonds, including current maturities, due 2016	95.5	96.0	112.3	113.0
6.36% MARAD bonds, including current maturities, due 2015	31.7	34.3	38.0	41.7
4.65% MARAD bonds, including current maturities, due 2020	33.8	38.1	36.0	41.4
Total	$4,806.2	$5,108.4	$4,845.9	$5,397.7

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2013 and December 31, 2012.

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

Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $18.2 million and net assets of $5.2 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.4	$5.0	$15.5	$.3
Foreign currency forward contracts - non-current(2)	—	.5	2.6	—
	.4	5.5	18.1	.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	4.2	.2	4.7	.2
	4.2	.2	4.7	.2
Total	$4.6	$5.7	$22.8	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2013, we had cash flow hedges outstanding to exchange an aggregate $360.2 million for various foreign currencies, including $135.6 million for British pounds, $131.4 million for Brazilian reais, $35.0 million for Singapore dollars, $27.7 million for Australian dollars and $30.5 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and comprehensive income were as follows (in millions):

Three Months Ended June 30, 2013 and 2012

	(Loss) Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2013	2012	2013	2012
Interest rate lock contracts(3)	$—	$—	$(.1)	$.1	$—	$—
Foreign currency forward contracts(4)	(9.6)	(.1)	(.3)	.7	(1.6)	1.0
Total	$(9.6)	$(.1)	$(.4)	$.8	$(1.6)	$1.0

Six Months Ended June 30, 2013 and 2012

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2013	2012	2013	2012
Interest rate lock contracts(3)	$—	$—	$(.2)	$.2	$—	$—
Foreign currency forward contracts(5)	(13.6)	6.2	.8	.7	(1.4)	.2
Total	$(13.6)	$6.2	$.6	$.9	$(1.4)	$.2

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

(4)
During the three-month period ended June 30, 2013, $500,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

(5)
During the six-month period ended June 30, 2013, $400,000 of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $180.1 million for various foreign currencies, including $95.8 million for euros, $18.3 million for British pounds, $18.2 million for Swiss francs, $15.5 million for Australian dollars, $13.4 million for Indonesian rupiah and $18.9 million for other currencies.

Net losses of $300,000 and net gains of $800,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the three-month periods ended June 30, 2013 and 2012, respectively. Net losses of $4.7 million and net gains of $1.7 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the six-month periods ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $7.6 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$362.6	$337.2	$683.4	$617.7
Income from continuing operations attributable to noncontrolling interests	(1.7)	(1.4)	(4.5)	(3.4)
Income from continuing operations attributable to Ensco	$360.9	$335.8	$678.9	$614.3

Income (loss) from discontinued operations, net, for the three-month period ended June 30, 2012 and the six-month periods ended June 30, 2013 and 2012 was attributable to Ensco.

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Ensco	$360.9	$341.3	$678.0	$606.7
Net income allocated to non-vested share awards	(3.9)	(3.5)	(7.2)	(6.2)
Net income attributable to Ensco shares	$357.0	$337.8	$670.8	$600.5

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average shares - basic	230.8	229.2	230.6	229.0
Potentially dilutive shares	.2	.2	.2	.3
Weighted-average shares - diluted	231.0	229.4	230.8	229.3

Antidilutive share options totaling 300,000 and 700,000 were excluded from the computation of diluted EPS for the three-month periods ended June 30, 2013 and 2012, respectively. Antidilutive share options totaling 300,000 and 400,000 were excluded from the computation of diluted EPS for the six-month periods ended June 30, 2013 and 2012, respectively.

Note 6 -Debt

On May 7, 2013, we entered into a Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of June 30, 2013 and December 31, 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450 million 364-day revolving unsecured credit facility dated as of May 12, 2011.

Note 7 -Share-Based Compensation

During the three-month and six-month periods ended June 30, 2013, we granted 700,000 and 1.0 million non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan ("LTIP"). Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month and six-month periods ended June 30, 2013 was $60.35 and $59.91 per share, respectively.

Note 8 -Discontinued Operations

During the six-month period ended June 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss on disposal of discontinued operations, net in our condensed consolidated statement of income for the six-month period ended June 30, 2013. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell. Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012.

During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012. Two of the jackup rigs (ENSCO 59 and ENSCO 61) were sold during the three-month period ended June 30, 2012 for net proceeds of $54.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2012. We recognized a gain of $12.8 million in connection with the disposals, which was included in gain on disposal of discontinued operations, net in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012.

The following table summarizes income (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$.9	$—	$6.7
Operating expenses	—	11.9	.1	33.3
Operating loss	—	(11.0)	(.1)	(26.6)
Other income	—	.2	.3	.7
Income tax benefit	—	3.5	—	5.5
Gain (loss) on disposal of discontinued operations, net	—	12.8	(1.1)	12.8
Income (loss) from discontinued operations	$—	$5.5	$(.9)	$(7.6)

Debt and interest expense are not allocated to our discontinued operations.

Note 9 -	Income Taxes

Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2013 was 12.0% and 12.9%, respectively, as compared to 11.4% and 11.5% in the prior year periods. Excluding the impact of discrete items, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2013 was 11.8% and 12.0%, respectively, as compared to 12.7% and 12.5% for the prior year periods. Discrete tax expense for the six-month period ended June 30, 2013 was primarily attributable to the recognition of a liability for unrecognized tax benefits of $4.9 million associated with a tax position taken in prior years. Discrete tax benefit for the three-month and six-month periods ended June 30, 2012 was primarily attributable to derecognition of liabilities upon the lapse of the statute of limitations on uncertain tax positions.

Note 10 -Contingencies

ENSCO 74 Loss

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  Portions of its legs remained underwater adjacent to the customer's platform, and the sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker during 2009.  Wreck removal operations on the sunken rig hull of ENSCO 74 were completed during 2010.

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

We paid $14.0 million to the customer through June 30, 2013 and received $13.6 million in insurance reimbursements. Our condensed consolidated balance sheet as of June 30, 2013 included a $5.0 million liability for remaining installments due to the customer in accrued liabilities and other and a $5.4 million receivable for recovery of related costs under our insurance policy in other assets, net.

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

In addition to the pending cases in Mississippi and Louisiana, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

    Environmental Matters

We currently are subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2013, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $300,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $300,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2013.

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

We intend to vigorously defend ourselves in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2013 totaled $160.3 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2013, we had not been required to make collateral deposits with respect to these agreements.

Note 11 -Segment Information

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

Three Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$823.4	$404.4	$20.3	$1,248.1	$—	$1,248.1
Operating expenses
Contract drilling (exclusive of depreciation)	377.2	213.6	16.0	606.8	—	606.8
Depreciation	110.9	40.4	—	151.3	1.6	152.9
General and administrative	—	—	—	—	36.4	36.4
Operating income (loss)	$335.3	$150.4	$4.3	$490.0	$(38.0)	$452.0
Property and equipment, net	$10,862.5	$2,491.2	$—	$13,353.7	$36.8	$13,390.5

Three Months Ended June 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$673.2	$376.6	$21.3	$1,071.1	$—	$1,071.1
Operating expenses
Contract drilling (exclusive of depreciation)	293.4	184.8	15.8	494.0	—	494.0
Depreciation	93.0	41.4	—	134.4	1.9	136.3
General and administrative	—	—	—	—	35.5	35.5
Operating income (loss)	$286.8	$150.4	$5.5	$442.7	$(37.4)	$405.3
Property and equipment, net	$10,513.5	$2,429.0	$12.0	$12,954.5	$29.5	$12,984.0

Six Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,542.6	$814.9	$40.5	$2,398.0	$—	$2,398.0
Operating expenses
Contract drilling (exclusive of depreciation)	722.1	413.8	31.7	1,167.6	—	1,167.6
Depreciation	218.0	80.7	—	298.7	3.2	301.9
General and administrative	—	—	—	—	74.2	74.2
Operating income (loss)	$602.5	$320.4	$8.8	$931.7	$(77.4)	$854.3
Property and equipment, net	$10,862.5	$2,491.2	$—	$13,353.7	$36.8	$13,390.5

Six Months Ended June 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,312.5	$736.4	$42.8	$2,091.7	$—	$2,091.7
Operating expenses
Contract drilling (exclusive of depreciation)	606.3	358.4	31.5	996.2	—	996.2
Depreciation	184.0	82.8	—	266.8	5.5	272.3
General and administrative	—	—	—	—	73.7	73.7
Operating income (loss)	$522.2	$295.2	$11.3	$828.7	$(79.2)	$749.5
Property and equipment, net	$10,513.5	$2,429.0	$12.0	$12,954.5	$29.5	$12,984.0

Information about Geographic Areas

As of June 30, 2013, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	8	14	22
Brazil	10	—	10
Europe & Mediterranean	1	8	9
Middle East & Africa	4	9	13
Asia & Pacific Rim	2	11	13
Asia & Pacific Rim (under construction)	4	4	8
Total	29	46	75

(1)	We provide management services on three rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Trade	$908.1	$812.4
Other	11.8	18.2
	919.9	830.6
Allowance for doubtful accounts	(17.8)	(19.2)
	$902.1	$811.4

Other current assets consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Inventory	$227.7	$207.8
Prepaid taxes	69.0	62.2
Prepaid expenses	27.2	20.3
Deferred costs	38.9	46.9
Deferred tax assets	19.9	14.6
Short-term investments	—	50.0
Assets held for sale	—	14.2
Other	8.9	9.4
	$391.6	$425.4

Other assets, net, consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Intangible assets	$101.5	$143.3
Unbilled receivables	67.4	77.1
Prepaid taxes on intercompany transfers of property	55.2	58.3
Supplemental executive retirement plan assets	36.0	29.8
Deferred costs	34.0	45.2
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	22.1	19.3
Wreckage and debris removal receivables	5.4	13.2
Other	6.4	5.0
	$358.6	$421.8

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Personnel costs	$181.5	$231.1
Deferred revenue	137.0	146.2
Interest	68.0	67.9
Taxes	64.7	86.9
Derivative liabilities	20.2	.4
Wreckage and debris removal	5.0	9.0
Other	36.5	42.9
	$512.9	$584.4

Other liabilities consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Deferred revenue	$207.7	$224.5
Unrecognized tax benefits (inclusive of interest and penalties)	135.8	129.6
Intangible liabilities	85.8	118.0
Supplemental executive retirement plan liabilities	39.2	33.3
Personnel costs	29.3	31.6
Other	32.5	36.4
	$530.3	$573.4

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Derivative Instruments	$10.2	$24.4
Other	(3.8)	(4.3)
	$6.4	$20.1

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which to date have been within management's expectations. We mitigate our credit risk relating to cash and cash equivalents by focusing on diversification and quality of instruments. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and generally by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the three-month and six-month periods ended June 30, 2013, Petrobras provided an aggregate $215.5 million and $415.6 million, or 17%, of our consolidated revenues, respectively, which were attributable to our Floaters segment.

Revenues provided by our drilling operations in the U.S. Gulf of Mexico during the three-month period ended June 30, 2013 totaled $435.2 million, or 35%, of our consolidated revenues, of which 76% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the three-month period ended June 30, 2013 totaled $268.4 million, or 22%, of our consolidated revenues, all of which were provided by our Floaters segment. Revenues provided by our drilling operations in Angola during the three-month period ended June 30, 2013 totaled $127.0 million, or 10%, of our consolidated revenues, the majority of which were provided by our Floaters segment.

Revenues provided by our drilling operations in the U.S. Gulf of Mexico during the six-month period ended June 30, 2013 totaled $836.7 million, or 35%, of our consolidated revenues, of which 75% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the six-month period ended June 30, 2013 totaled $511.7 million, or 21%, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 13 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of June 30, 2013. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc also is a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2013.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three-month and six-month periods ended June 30, 2013 and 2012; the unaudited condensed consolidating statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012; the condensed consolidating balance sheets as of June 30, 2013 (unaudited) and December 31, 2012; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.2	$—	$1,282.3	$(77.9)	$1,248.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	12.8	38.2	—	633.7	(77.9)	606.8
Depreciation	.1	1.0	—	151.8	—	152.9
General and administrative	16.2	.1	—	20.1	—	36.4
OPERATING (LOSS) INCOME	(23.6)	(1.1)	—	476.7	—	452.0
OTHER EXPENSE, NET	(15.3)	(5.7)	(16.0)	(2.8)	—	(39.8)
(LOSS) INCOME BEFORE INCOME TAXES	(38.9)	(6.8)	(16.0)	473.9	—	412.2
INCOME TAX PROVISION	—	31.2	—	18.4	—	49.6
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	399.8	78.8	77.2	—	(555.8)	—
NET INCOME	360.9	40.8	61.2	455.5	(555.8)	362.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
NET INCOME ATTRIBUTABLE TO ENSCO	$360.9	$40.8	$61.2	$453.8	$(555.8)	$360.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended June 30, 2012 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.7	$64.7	$—	$1,109.4	$(108.7)	$1,071.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.2	64.7	—	524.8	(108.7)	494.0
Depreciation	.1	.9	—	135.3	—	136.3
General and administrative	13.9	.1	—	21.5	—	35.5
OPERATING (LOSS) INCOME	(21.5)	(1.0)	—	427.8	—	405.3
OTHER (EXPENSE) INCOME, NET	(8.9)	(5.6)	(14.9)	4.7	—	(24.7)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(30.4)	(6.6)	(14.9)	432.5	—	380.6
INCOME TAX PROVISION	—	21.7	7.0	14.7	—	43.4
DISCONTINUED OPERATIONS, NET	—	—	—	5.5	—	5.5
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	371.7	81.4	97.1	—	(550.2)	—
NET INCOME	341.3	53.1	75.2	423.3	(550.2)	342.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$341.3	$53.1	$75.2	$421.9	$(550.2)	$341.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$11.0	$76.3	$—	$2,466.0	$(155.3)	$2,398.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	25.2	76.3	—	1,221.4	(155.3)	1,167.6
Depreciation	.2	1.8	—	299.9	—	301.9
General and administrative	33.1	.3	—	40.8	—	74.2
OPERATING (LOSS) INCOME	(47.5)	(2.1)	—	903.9	—	854.3
OTHER (EXPENSE) INCOME, NET	(29.9)	(13.1)	(30.6)	4.0	—	(69.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77.4)	(15.2)	(30.6)	907.9	—	784.7
INCOME TAX PROVISION	—	60.7	—	40.6	—	101.3
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	755.4	190.5	129.6	—	(1,075.5)	—
NET INCOME	678.0	114.6	99.0	866.4	(1,075.5)	682.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.5)	—	(4.5)
NET INCOME ATTRIBUTABLE TO ENSCO	$678.0	$114.6	$99.0	$861.9	$(1,075.5)	$678.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Six Months Ended June 30, 2012 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$33.3	$75.3	$—	$2,152.4	$(169.3)	$2,091.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	26.1	75.3	—	1,064.1	(169.3)	996.2
Depreciation	.2	1.7	—	270.4	—	272.3
General and administrative	28.5	.1	—	45.1	—	73.7
OPERATING (LOSS) INCOME	(21.5)	(1.8)	—	772.8	—	749.5
OTHER (EXPENSE) INCOME, NET	(20.1)	(5.9)	(26.6)	1.2	—	(51.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(41.6)	(7.7)	(26.6)	774.0	—	698.1
INCOME TAX PROVISION	—	32.9	7.0	40.5	—	80.4
DISCONTINUED OPERATIONS, NET	—	—	—	(7.6)	—	(7.6)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	648.3	125.6	176.8	—	(950.7)	—
NET INCOME	606.7	85.0	143.2	725.9	(950.7)	610.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$606.7	$85.0	$143.2	$722.5	$(950.7)	$606.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$360.9	$40.8	$61.2	$455.5	$(555.8)	$362.6
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(9.6)	—	—	—	(9.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	—	(.7)	—	1.1	—	.4
Other	—	—	—	.6	—	.6
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(10.3)	—	1.7	—	(8.6)

COMPREHENSIVE INCOME	360.9	30.5	61.2	457.2	(555.8)	354.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$360.9	$30.5	$61.2	$455.5	$(555.8)	$352.3

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2012
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$341.3	$53.1	$75.2	$423.3	$(550.2)	$342.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	.9	—	(1.0)	—	(.1)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	—	—	(.8)	—	(.8)
Other	—	—	—	.4	—	.4
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	.9	—	(1.4)	—	(.5)

COMPREHENSIVE INCOME	341.3	54.0	75.2	421.9	(550.2)	342.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$341.3	$54.0	$75.2	$420.5	$(550.2)	$340.8

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$678.0	$114.6	$99.0	$866.4	$(1,075.5)	$682.5
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(13.6)	—	—	—	(13.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(.6)	—	—	—	(.6)
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(14.2)	—	.5	—	(13.7)

COMPREHENSIVE INCOME	678.0	100.4	99.0	866.9	(1,075.5)	668.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.5)	—	(4.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$678.0	$100.4	$99.0	$862.4	$(1,075.5)	$664.3

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2012
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$606.7	$85.0	$143.2	$725.9	$(950.7)	$610.1
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	2.8	—	3.4	—	6.2
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.1	—	(1.0)	—	(.9)
Other	—	—	—	(1.5)	—	(1.5)
NET OTHER COMPREHENSIVE INCOME	—	2.9	—	.9	—	3.8

COMPREHENSIVE INCOME	606.7	87.9	143.2	726.8	(950.7)	613.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$606.7	$87.9	$143.2	$723.4	$(950.7)	$610.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291.4	$.7	$46.0	$151.7	$—	$489.8
Accounts receivable, net	—	.3	—	901.8	—	902.1
Accounts receivable from affiliates	1,324.1	232.3	2.8	2,450.2	(4,009.4)	—
Other	2.9	36.0	—	352.7	—	391.6
Total current assets	1,618.4	269.3	48.8	3,856.4	(4,009.4)	1,783.5
PROPERTY AND EQUIPMENT, AT COST	2.1	29.9	—	16,244.4	—	16,276.4
Less accumulated depreciation	1.3	24.3	—	2,860.3	—	2,885.9
Property and equipment, net	.8	5.6	—	13,384.1	—	13,390.5
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	2,315.0	3,832.7	1,766.0	4,377.9	(12,291.6)	—
INVESTMENTS IN AFFILIATES	14,235.4	2,875.3	3,913.5	—	(21,024.2)	—
OTHER ASSETS, NET	10.1	66.1	—	282.4	—	358.6
	$18,179.7	$7,049.0	$5,728.3	$25,174.8	$(37,325.2)	$18,806.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.4	$39.9	$34.2	$708.3	$—	$813.8
Accounts payable to affiliates	2,412.9	112.9	—	1,483.6	(4,009.4)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,444.3	152.8	34.2	2,239.4	(4,009.4)	861.3
DUE TO AFFILIATES	946.0	2,405.0	1,026.9	7,913.7	(12,291.6)	—
LONG-TERM DEBT	2,471.6	149.1	2,024.5	113.5	—	4,758.7
DEFERRED INCOME TAXES	—	316.0	—	22.5	—	338.5
OTHER LIABILITIES	—	4.2	9.8	516.3	—	530.3
ENSCO SHAREHOLDERS' EQUITY	12,317.8	4,021.9	2,632.9	14,361.7	(21,024.2)	12,310.1
NONCONTROLLING INTERESTS	—	—	—	7.7	—	7.7
Total equity	12,317.8	4,021.9	2,632.9	14,369.4	(21,024.2)	12,317.8
	$18,179.7	$7,049.0	$5,728.3	$25,174.8	$(37,325.2)	$18,806.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.8	$1.7	$85.0	$128.6	$—	$487.1
Accounts receivable, net	—	.2	—	811.2	—	811.4
Accounts receivable from affiliates	1,294.5	226.5	—	2,375.1	(3,896.1)	—
Other	2.8	24.9	—	397.7	—	425.4
Total current assets	1,569.1	253.3	85.0	3,712.6	(3,896.1)	1,723.9
PROPERTY AND EQUIPMENT, AT COST	2.1	30.2	—	15,704.8	—	15,737.1
Less accumulated depreciation	1.1	23.5	—	2,566.9	—	2,591.5
Property and equipment, net	1.0	6.7	—	13,137.9	—	13,145.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,483.5	3,594.7	1,628.4	4,748.9	(13,455.5)	—
INVESTMENTS IN AFFILIATES	13,469.3	2,693.8	3,824.8	—	(19,987.9)	—
OTHER ASSETS, NET	11.3	67.4	—	343.1	—	421.8
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.0	$28.1	$34.1	$849.0	$—	$942.2
Accounts payable to affiliates	2,364.8	136.9	—	1,394.4	(3,896.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,395.8	165.0	34.1	2,290.9	(3,896.1)	989.7
DUE TO AFFILIATES	1,816.7	2,054.7	877.5	8,706.6	(13,455.5)	—
LONG-TERM DEBT	2,469.6	149.0	2,040.8	139.0	—	4,798.4
DEFERRED INCOME TAXES	—	335.1	—	16.6	—	351.7
OTHER LIABILITIES	—	—	10.8	562.6	—	573.4
ENSCO SHAREHOLDERS' EQUITY	11,852.1	3,912.1	2,575.0	13,495.1	(19,987.9)	11,846.4
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	11,852.1	3,912.1	2,575.0	13,500.8	(19,987.9)	11,852.1
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(58.5)	$(106.3)	$(47.9)	$996.9	$—	$784.2
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(598.6)	—	(598.6)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Other	—	.3	—	1.1	—	1.4
Net cash provided by (used in) investing activities of continuing operations	—	.3	—	(547.5)	—	(547.2)
FINANCING ACTIVITIES
Cash dividends paid	(233.3)	—	—	—	—	(233.3)
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Proceeds from exercise of share options	22.0	—	—	—	—	22.0
Advances from (to) affiliates	301.5	105.0	8.9	(415.4)	—	—
Other	(12.1)	—	—	(2.1)	—	(14.2)
Net cash provided by (used in) financing activities	78.1	105.0	8.9	(441.2)	—	(249.2)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	.2	—	.2
Investing activities	—	—	—	15.5	—	15.5
Net cash provided by discontinued operations	—	—	—	15.7	—	15.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.8)	—	(.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19.6	(1.0)	(39.0)	23.1	—	2.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$291.4	$.7	$46.0	$151.7	$—	$489.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2012 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(17.7)	$(38.0)	$10.9	$1,060.8	$—	$1,016.0
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,047.1)	—	(1,047.1)
Maturities of short-term investments	—	—	—	4.5		4.5
Other	—	1.4	—	1.2	—	2.6
Net cash provided by (used in) investing activities of continuing operations	—	1.4	—	(1,041.4)	—	(1,040.0)
FINANCING ACTIVITIES
Cash dividends paid	(173.8)	—	—	—	—	(173.8)
Commercial paper borrowings, net	(102.9)	—	—	—	—	(102.9)
Reimbursement of equity issuance cost	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Proceeds from exercise of share options	2.5	11.9	—	—	—	14.4
Advances from (to) affiliates	18.7	42.4	(23.1)	(38.0)	—	—
Other	(8.4)	—	—	(2.6)	—	(11.0)
Net cash (used in) provided by financing activities	(197.2)	54.3	(23.1)	(64.3)	—	(230.3)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(5.4)	—	(5.4)
Investing activities	—	—	—	54.5	—	54.5
Net cash provided by discontinued operations	—	—	—	49.1	—	49.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.2	—	1.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(214.9)	17.7	(12.2)	5.4	—	(204.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21.7	$17.7	$10.4	$176.9	$—	$226.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We have assembled the newest ultra-deepwater fleet and largest active premium jackup fleet of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 75 rigs, including eight rigs under construction. Our fleet includes ten drillships, 19 semisubmersible rigs and 46 independent leg jackups.

Average Brent crude oil prices exceeded $100 per barrel during the second quarter of 2013, and we believe current prices support drilling programs by operators in the floater and jackup markets. In response to strong demand for rigs in existing deepwater markets, along with growing demand from emerging exploration areas, we recently entered into an agreement with Samsung Heavy Industries ("SHI") to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is scheduled for delivery during the third quarter of 2015. In April 2013, in response to continued customer demand and a strong market for premium jackups, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct a premium jackup (ENSCO 110), which is scheduled for delivery during the first quarter of 2015. We currently have eight rigs under construction, including four ultra-deepwater drillships, three ultra-premium harsh environment jackup rigs and one premium jackup rig as part of our ongoing strategy to expand and high-grade our fleet.

A substantial portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We will also continue to return cash flow to shareholders through our quarterly cash dividend. We believe our strong balance sheet, $11.3 billion of contract backlog and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during the remainder of 2013 and beyond.

BUSINESS ENVIRONMENT

Floaters

The floater market remained strong during the second quarter of 2013. Marketed utilization for the global fleet exceeded 96%, and day rates were consistent with the prior quarter.

In West Africa, marketed utilization for ultra-deepwater floaters was 99%. Multiple newbuild drillships are expected to enter the market before the end of 2013; however, the majority of these rigs are contracted and the remaining rigs are expected to be absorbed by the market. We believe demand in the region will support current utilization levels and day rates through the remainder of 2013. Additional drilling opportunities exist in Angola, Ghana, Nigeria and Morocco.
New discoveries in the U.S. Gulf of Mexico have led to additional rigs entering the region. Demand for floaters in the region remained robust and multiple contracts were announced for ultra-deepwater drillships during the second quarter of 2013. The U.S. Gulf of Mexico market is expected to remain active through 2014 as multiple operators begin drilling programs. We believe there will be incremental demand in Mexico, as Petróleos Mexicanos ("PEMEX"), the national oil company of Mexico, is expanding its floater drilling program.

In Brazil, the National Petroleum Agency's recent licensing round earned record proceeds. The next licensing round, which includes several pre-salt blocks, is scheduled for the fourth quarter of 2013. We believe these lease sales will result in incremental demand in Brazil as independent oil companies come to the market for rigs to drill their new exploration acreage.
We expect the Asia Pacific market to remain strong with incremental requirements in Australia, Indonesia, Myanmar and Vietnam. The Mediterranean market is also expected to present additional drilling opportunities.
Worldwide rig supply in the floater market continues to increase as a result of newbuild construction programs. It has been reported that over 100 newbuild drillships and semisubmersible rigs are currently under construction, 17 of which are scheduled for delivery during the remainder of 2013. The majority of newbuild floater rigs scheduled for delivery during the remainder of 2013 are contracted, and we expect these newbuild floater rigs to be absorbed into the market without a significant effect on utilization levels and day rates.

Jackups

Demand for jackups continued to be robust during the second quarter of 2013, putting upward pressure on day rates and leading to longer contractual terms. Marketed utilization for the worldwide jackup fleet was 94% during the quarter.
Demand is strong in the U.S. Gulf of Mexico, and a number of operators exercised options or contracted rigs at higher day rates. We expect the U.S. Gulf of Mexico market to remain tight during 2013 and into 2014 given limited rig supply. In Mexico, PEMEX added three rigs to its existing contracted fleet and currently has 44 rigs under contract. We believe there will be incremental demand in Mexico as PEMEX is expected to contract five to ten additional jackups.

A high level of tender activity in the Asia Pacific market continues to support increasing day rates. The Asia Pacific market is expected to remain in balance for the remainder of the year, inclusive of rigs from outside the region that are being offered in current tenders and newbuild jackups that will be delivered during the year. Additional drilling opportunities are expected in Myanmar and Vietnam.
In the Middle East, the number of rigs reached an all-time high, but demand in the region absorbed all available supply. There were multiple tenders issued during the second quarter of 2013, and any excess capacity in the region will likely be absorbed by incremental rig requirements.
The North Sea market is very tight with limited rig availability through the end of 2014. Current tenders in the region are for work beginning in late 2014 and beyond.
Worldwide rig supply in the jackup market continues to increase as a result of newbuild construction programs. It has been reported that over 100 newbuild jackup rigs are under construction, 35 of which are scheduled for delivery during the remainder of 2013. Less than half of the newbuild jackup rigs scheduled for delivery during the remainder of 2013 are contracted; however, we expect these newbuild jackup rigs to be absorbed into the market without a significant effect on marketed rig utilization levels and day rates.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,248.1	$1,071.1	$2,398.0	$2,091.7
Operating expenses
Contract drilling (exclusive of depreciation)	606.8	494.0	1,167.6	996.2
Depreciation	152.9	136.3	301.9	272.3
General and administrative	36.4	35.5	74.2	73.7
Operating income	452.0	405.3	854.3	749.5
Other expense, net	(39.8)	(24.7)	(69.6)	(51.4)
Provision for income taxes	49.6	43.4	101.3	80.4
Income from continuing operations	362.6	337.2	683.4	617.7
Income (loss) from discontinued operations, net	—	5.5	(.9)	(7.6)
Net Income	362.6	342.7	682.5	610.1
Net income attributable to noncontrolling interests	(1.7)	(1.4)	(4.5)	(3.4)
Net income attributable to Ensco	$360.9	$341.3	$678.0	$606.7

Revenues and operating income increased $177.0 million, or 17%, and $46.7 million, or 12%, respectively, for the three-month period ended June 30, 2013 as compared to the prior year quarter. For the six-month period ended June 30, 2013, revenues and operating income increased $306.3 million, or 15%, and $104.8 million, or 14%, respectively, as compared to the prior year period. The increase in revenues and operating income for the three-month and six-month periods ended June 30, 2013 was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates for our Jackups segment. The increase was partially offset by a decline in utilization across our fleet primarily due to an increase in shipyard days. See below for additional information on our results by segment.

The U.S. credit rating of OGX Petróleo e Gás Participações S.A. ("OGX") was recently downgraded due to multiple factors, including their liquidity profile. We continue to provide drilling services to the customer and are engaged in ongoing discussions relative to timing of payments for drilling services and other contractual terms.

We recognized revenue for drilling services provided to OGX during the three-month and six-month periods ended June 30, 2013. Our net receivable with the customer totaled $17.7 million as of June 30, 2013 and was included in accounts receivable, net, on our condensed consolidated balance sheet. Our contractual backlog as of June 30, 2013 includes $47.7 million related to the remaining firm commitments with OGX. Although we currently expect to collect full payment on our outstanding receivables, it is possible that the customer's liquidity situation could deteriorate and have an adverse effect on our operating results.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of June 30, 2013 and 2012:

	2013	2012
Floaters(1)	25	24
Jackups	42	42
Under construction(1)(2)	8	7
Total(3)	75	73

(1)	ENSCO 8506 was delivered during the third quarter of 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

(2)
During the second quarter of 2013, we entered into an agreement with SHI to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015. We entered into an agreement with KFELS in April 2013 to construct a new premium jackup rig (ENSCO 110), which is uncontracted and scheduled for delivery during the first quarter of 2015.

(3)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rig Utilization(1)
Floaters	86%	92%	84%	89%
Jackups	83%	90%	85%	90%
Total	84%	90%	85%	90%
Average Day Rates(2)
Floaters	$399,316	$351,963	$389,949	$350,990
Jackups	122,083	105,356	119,619	102,472
Total	$228,017	$191,663	$218,919	$187,105

(1)
Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with compensated downtime and mobilizations. When revenue is earned but is deferred and amortized over a future period, for example when a rig earns revenue while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract.

For newly-constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.

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

Three Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$823.4	$404.4	$20.3	$1,248.1	$—	$1,248.1
Operating expenses
Contract drilling (exclusive of depreciation)	377.2	213.6	16.0	606.8	—	606.8
Depreciation	110.9	40.4	—	151.3	1.6	152.9
General and administrative	—	—	—	—	36.4	36.4
Operating income (loss)	$335.3	$150.4	$4.3	$490.0	$(38.0)	$452.0

Three Months Ended June 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$673.2	$376.6	$21.3	$1,071.1	$—	$1,071.1
Operating expenses
Contract drilling (exclusive of depreciation)	293.4	184.8	15.8	494.0	—	494.0
Depreciation	93.0	41.4	—	134.4	1.9	136.3
General and administrative	—	—	—	—	35.5	35.5
Operating income (loss)	$286.8	$150.4	$5.5	$442.7	$(37.4)	$405.3

Six Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,542.6	$814.9	$40.5	$2,398.0	$—	$2,398.0
Operating expenses
Contract drilling (exclusive of depreciation)	722.1	413.8	31.7	1,167.6	—	1,167.6
Depreciation	218.0	80.7	—	298.7	3.2	301.9
General and administrative	—	—	—	—	74.2	74.2
Operating income (loss)	$602.5	$320.4	$8.8	$931.7	$(77.4)	$854.3

Six Months Ended June 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,312.5	$736.4	$42.8	$2,091.7	$—	$2,091.7
Operating expenses
Contract drilling (exclusive of depreciation)	606.3	358.4	31.5	996.2	—	996.2
Depreciation	184.0	82.8	—	266.8	5.5	272.3
General and administrative	—	—	—	—	73.7	73.7
Operating income (loss)	$522.2	$295.2	$11.3	$828.7	$(79.2)	$749.5

Floaters

Floaters revenues for the three-month period ended June 30, 2013 increased by $150.2 million, or 22%, as compared to the prior year quarter. The increase in revenues was primarily due to commencement of ENSCO 8505 drilling operations during the second quarter of 2012 and commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013. These increases were partially offset by a decline in utilization due to ENSCO 5005, which was in the shipyard during the three-month period ended June 30, 2013, and, to a lesser extent, subsea equipment related downtime on various rigs.

Floaters contract drilling expense for the three-month period ended June 30, 2013 increased by $83.8 million, or 29%, as compared to the prior year quarter primarily due to the aforementioned additions to our fleet and increased personnel costs. The favorable settlement of third-party claims totaling $22.2 million during the prior year quarter also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for ENSCO 5005. Depreciation expense increased by $17.9 million, or 19%, primarily due to the additions to our Floaters fleet.

Floaters revenues for the six-month period ended June 30, 2013 increased by $230.1 million, or 18%, as compared to the prior year period. The increase in revenues was primarily due to commencement of ENSCO 8505, ENSCO 8506 and ENSCO DS-6 drilling operations as previously noted. These increases were partially offset by a decline in utilization due to downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs and ENSCO 5005, which was in the shipyard during the six-month period ended June 30, 2013.

Floaters contract drilling expense for the six-month period ended June 30, 2013 increased by $115.8 million, or 19%, as compared to the prior year period primarily due to the aforementioned additions to our fleet and increased personnel costs. The favorable settlement of third-party claims totaling $22.2 million during the prior year period also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for ENSCO 5005. Depreciation expense increased by $34.0 million, or 18%, primarily due to the additions to our Floaters fleet.

Jackups

Jackups revenues for the three-month and six-month periods ended June 30, 2013 increased by $27.8 million, or 7%, and $78.5 million, or 11%, as compared to the respective prior year periods. The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, North Sea and Southeast Asia. The increase in average day rates was partially offset by a decline in utilization due to an increase in shipyard days. Jackups contract drilling expense for the three-month and six-month periods ended June 30, 2013 increased $28.8 million, or 16%, and $55.4 million, or 15%, as compared to the respective prior year periods, primarily due to increased personnel costs.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$4.7	$5.8	$8.0	$11.7
Interest expense, net:
Interest expense	(57.3)	(57.6)	(114.2)	(115.2)
Capitalized interest	13.1	27.6	30.8	50.6
	(44.2)	(30.0)	(83.4)	(64.6)
Other, net	(.3)	(.5)	5.8	1.5
	$(39.8)	$(24.7)	$(69.6)	$(51.4)

Interest income for the three-month and six-month periods ended June 30, 2013 declined as compared to the respective prior year periods primarily due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts. Interest expense was comparable over the same periods as the outstanding principal balances associated with our long-term debt instruments remained consistent with the prior year periods. Interest expense capitalized during the three-month and six-month periods ended June 30, 2013 declined as compared to the prior year periods due to a decline in the average outstanding amount of capital invested in newbuild construction. ENSCO 8505 was placed into service during the fourth quarter of 2012 and ENSCO 8506 and ENSCO DS-6 were placed into service during the first quarter of 2013.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $300,000 and net foreign currency exchange gains of $4.8 million were included in other, net, for the three-month and six-month periods ended June 30, 2013, respectively. The $4.8 million net foreign currency exchange gains for the six-month period ended June 30, 2013 were primarily attributable to the devaluation of the Venezuelan Bolivar.

Other, net for the three-month period ended June 30, 2012 included net foreign currency exchange losses of $200,000. During the six-month period ended June 30, 2012, other, net, included net unrealized gains of $1.4 million from marketable securities held in our SERP.

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

Income tax expense was $49.6 million and $43.4 million for the three-month periods ended June 30, 2013 and 2012, respectively. The $6.2 million increase in income tax expense as compared to the prior year quarter was primarily due to increased profitability and the impact of various discrete tax items recognized during the three-month period ended June 30, 2012. Discrete tax benefit recognized during the prior year period was primarily attributable to derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions. These items were partially offset by a decline in our consolidated effective income tax rate, excluding discrete tax items, to 11.8%, compared to a consolidated effective income tax rate, excluding discrete tax items, of 12.7% for the three-month period ended June 30, 2012.
Income tax expense was $101.3 million and $80.4 million for the six-month periods ended June 30, 2013 and 2012, respectively. The $20.9 million increase in income tax expense as compared to the prior year period was primarily due to increased profitability and the impact of various discrete tax items recognized during the current and prior year periods. Discrete tax expense for the six-month period ended June 30, 2013 was primarily attributable to the recognition of a liability for unrecognized tax benefits of $4.9 million associated with a tax position taken in prior years. Discrete tax benefit for the six-month period ended June 30, 2012 was primarily attributable to derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions. These items were partially offset by a decline in our consolidated effective income tax rate, excluding discrete tax items, to 12.0%, compared to a consolidated effective income tax rate, excluding discrete tax items, of 12.5% for the six-month period ended June 30, 2012.
Discontinued Operations

During the six-month period ended June 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss on disposal of discontinued operations, net in our condensed consolidated statement of income for the six-month period ended June 30, 2013. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell. Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012.

During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012. Two of the jackup rigs (ENSCO 59 and ENSCO 61) were sold during the three-month period ended June 30, 2012 for net proceeds of $54.5 million, and we recognized a gain of $12.8 million in connection with the disposals.

LIQUIDITY AND CAPITAL RESOURCES
Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs, through newbuild construction and upgrade projects, and the return of capital to shareholders through dividend payments. We expect that our current cash and cash equivalents and future operating cash flows will continue to be dedicated to newbuild construction, upgrade projects and dividend payments in the near-term.

During the six-month period ended June 30, 2013, our primary source of cash was $784.2 million generated from operating activities of continuing operations and $50.0 million in proceeds from the maturity of short-term investments. Our primary use of cash for the same period was $598.6 million for the construction, enhancement and other improvement of our drilling rigs and $233.3 million for dividend payments.

During the six-month period ended June 30, 2012, our primary source of cash was $1.0 billion generated from operating activities of continuing operations, $66.7 million from reimbursement of equity issuance costs and $54.5 million in proceeds from the sale of two jackup rigs. Our primary use of cash for the same period was $1.0 billion for the construction, enhancement and other improvement of our drilling rigs, $173.8 million for dividend payments and $126.6 million for debt payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2013 and 2012 were as follows (in millions):

	2013	2012
Cash flow from operating activities of continuing operations	$784.2	$1,016.0
Capital expenditures
New rig construction	$335.8	$793.2
Rig enhancements	138.9	153.5
Minor upgrades and improvements	123.9	100.4
	$598.6	$1,047.1

Cash flow from operating activities of continuing operations declined $231.8 million, or 23%, for the six-month period ended June 30, 2013 as compared to the prior year period. The decline primarily resulted from a $248.7 million increase in cash payments related to contract drilling expenses, a $71.4 million increase in cash payments for income taxes, a $47.6 million increase in cash payments related to general and administrative expenses and a $36.6 million decline in cash receipts resulting from the sale of trading securities during the prior year period, partially offset by a $191.5 million increase in cash receipts from contract drilling services.

Cash payments during the six-month period ended June 30, 2013 related to contract drilling and general and administrative expenses were generally higher than the comparable prior year period due in part to the full year impact of the Pride acquisition on certain annual payments made during the six-month period ended June 30, 2013. Annual payments made during the six-month period ended June 30, 2012 were based on seven months of acquired company operating activity.

Cash receipts from contract drilling services for the six-month period ended June 30, 2012 included $80.0 million associated with customer reimbursed capital upgrade projects which are amortized to revenue over the term of the related drilling contract. The $36.6 million in cash receipts from the sale of trading securities during the six-month period ended June 30, 2012 was in connection with the resolution of certain litigation in respect of our Seahawk Drilling, Inc. bankruptcy claims.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the second quarter of 2013, we entered into an agreement to construct our eighth ultra-deepwater drillship (ENSCO DS-10) for estimated total construction costs of approximately $625.0 million, inclusive of costs associated with commissioning, systems integration testing and project management, and a new premium jackup rig (ENSCO 110) for estimated total construction costs of approximately $225.0 million, inclusive of costs associated with commissioning, systems integration testing and project management.

We currently have four ultra-deepwater drillships (ENSCO DS-7, ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10) under construction with scheduled delivery dates during the third quarter of 2013, third quarter of 2014, fourth quarter of 2014 and third quarter of 2015, respectively. ENSCO DS-7 is expected to commence drilling operations under a long-term contract in Angola during the fourth quarter of 2013 while ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10 are currently uncontracted.

We also have three ultra-high specification harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122) and one premium jackup rig (ENSCO 110) under construction. These rigs are scheduled for delivery during the third quarter and fourth quarter of 2013, the second half of 2014 and the first quarter of 2015, respectively. ENSCO 120 and ENSCO 121 are committed under long-term drilling contracts in the North Sea and expected to commence drilling operations during the fourth quarter of 2013 and the second quarter of 2014, respectively. ENSCO 122 and ENSCO 110 are currently uncontracted.

We have significant contractual commitments related to our newbuild construction agreements. We expect to fund these commitments from our cash and cash equivalents, future operating cash flows, and if necessary, funds borrowed under our commercial paper program, revolving credit facility or other future financing arrangements.  The actual timing of our contractual construction payments may vary based on the completion of various construction milestones, which, to a large extent, are beyond our control.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2013 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2013	2014	2015	Total(2)
ENSCO DS-7	$149.4	$356.9	$—	$—	$506.3
ENSCO DS-8	107.6	53.8	378.7	—	540.1
ENSCO DS-9	105.0	52.5	367.9	—	525.4
ENSCO DS-10	103.0	—	103.0	309.0	515.0
ENSCO 110	41.0	—	—	164.0	205.0
ENSCO 120	43.8	178.0	—	—	221.8
ENSCO 121	43.8	176.7	—	—	220.5
ENSCO 122	49.0	—	197.6	—	246.6
	$642.6	$817.9	$1,047.2	$473.0	$2,980.7

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2013.

(2)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, capitalized interest, inventory and other spares.

Based on our current projections, we expect capital expenditures during 2013 to include approximately $1.3 billion for newbuild construction, approximately $370 million for rig enhancement projects and approximately $250 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2013	December 31, 2012
Total debt	$4,806.2	$4,845.9
Total capital*	$17,116.3	$16,692.3
Total debt to total capital	28.1%	29.0%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

As of June 30, 2013, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of June 30, 2013, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our Five-Year Credit Facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our Five-Year Credit Facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of June 30, 2013 and December 31, 2012.

Revolving Credit

On May 7, 2013, we entered into a Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of June 30, 2013 and December 31, 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450 million 364-day revolving unsecured credit facility dated as of May 12, 2011.

Other Financing

We filed an immediately effective Form S-3 Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2015.

As of June 30, 2013, we had an aggregate $161.0 million outstanding under our Maritime Administration bond issues that require semiannual principal and interest payments due in 2015, 2016 and 2020, respectively.

Our shareholders approved a new share repurchase program for up to a maximum of $2.0 billion in the aggregate at our May 2013 annual shareholder meeting. We may purchase up to 35.0 million shares under the program, which terminates in May 2018.

Other Commitments

We were contingently liable as of June 30, 2013 in the aggregate amount of $160.3 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2013, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$489.8	$487.1
Short-term investments	$—	$50.0
Working capital	$922.2	$734.2
Current ratio	2.1	1.7

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as any dividends or working capital requirements, from our cash and cash equivalents, operating cash flow, and, if necessary, funds borrowed under our commercial paper program and/or under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flow, and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2013, we had cash flow hedges outstanding to exchange an aggregate $360.2 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally use derivatives to match foreign currency denominated liabilities with equal or near equal amounts of foreign currency denominated assets, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2013, we held derivatives not designated as hedging instruments outstanding to exchange an aggregate $180.1 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2013 would approximate $23.4 million. Approximately $13.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and generally by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

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

Property and Equipment

As of June 30, 2013, the carrying value of our property and equipment totaled $13.4 billion, which represented 71% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

For property and equipment used in our operations, recoverability generally is determined by comparing the carrying value of an asset to the expected undiscounted future cash flows of the asset. If the carrying value of an asset is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset and its estimated fair value. The determination of expected undiscounted cash flow amounts requires significant estimates, judgments and assumptions, including utilization levels, day rates, expense levels and capital requirements, as well as cash flows generated upon disposition, for each of our drilling rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our recoverability test.

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

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, we may conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount and perform a quantitative assessment whereby we estimate the fair value of each reporting unit. In most instances, our calculation of the fair values of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization levels, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test.

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

Asset impairment evaluations are highly subjective. In most instances, they involve expectations of future cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of expected utilization levels, day rates, expense levels and capital requirements. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different asset carrying values and operating results.

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions. As of June 30, 2013, our condensed consolidated balance sheet included a $297.5 million net deferred income tax liability, a $48.4 million liability for income taxes currently payable and a $135.8 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters

We currently are subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2013, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $300,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $300,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2013.

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

We intend to vigorously defend ourselves in the administrative proceeding and any criminal investigation. At this time, we are unable to predict the outcome of these matters or estimate the extent to which we may be exposed to any resulting liability. Although we do not expect final disposition of this matter to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of the proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended June 30, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	1,720	$57.83	—	$—
May 1 - May 31	7,099	$61.60	—	$2,000,000,000
June 1 - June 30	131,652	$60.15	—	$2,000,000,000
Total	140,471	$60.20	—

(1)
During the quarter ended June 30, 2013, repurchases of our equity securities were made by an affiliated employee benefit trust from employees and non-employee directors in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
In May 2013, we announced that our shareholders approved a new share repurchase program for up to a maximum of $2.0 billion in the aggregate at our 2013 annual shareholder meeting. We may purchase up to 35.0 million shares under the program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
*3.1	Articles of Association of Ensco plc.
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 7, 2013, among Ensco plc and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

10.2
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (Dated May 21, 2013 and effective October 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2013, File No. 1-8097).

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

Ensco plc

Date: July 30, 2013	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*3.1	Articles of Association of Ensco plc.
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 7, 2013, among Ensco plc and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

10.2
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (Dated May 21, 2013 and effective October 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 24, 2013, File No. 1-8097).

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