Form 10-Q
period 2013-09-30
Ensco plc
filed 2013-10-24
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 18, 2013, there were 233,539,717 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2013, and the related condensed consolidated statements of income, and comprehensive income, for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 24, 2013

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
OPERATING REVENUES	$1,266.2	$1,123.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	619.2	507.3
Depreciation	153.3	142.4
General and administrative	37.4	40.2
	809.9	689.9
OPERATING INCOME	456.3	433.6
OTHER INCOME (EXPENSE)
Interest income	4.3	5.5
Interest expense, net	(40.2)	(30.8)
Other, net	34.3	(.2)
	(1.6)	(25.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	454.7	408.1
PROVISION FOR INCOME TAXES
Current income tax expense	82.8	44.1
Deferred income tax (benefit) expense	(9.5)	2.8
	73.3	46.9
INCOME FROM CONTINUING OPERATIONS	381.4	361.2
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(15.8)
NET INCOME	381.4	345.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.6)	(1.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$378.8	$343.5
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.62	$1.55
Discontinued operations	—	(0.07)
	$1.62	$1.48

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$374.8	$339.9

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.1	229.6
Diluted	231.3	229.9

CASH DIVIDENDS PER SHARE	$0.50	$0.375
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING REVENUES	$3,664.2	$3,215.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,786.8	1,503.5
Depreciation	455.2	414.7
General and administrative	111.6	113.9
	2,353.6	2,032.1
OPERATING INCOME	1,310.6	1,183.1
OTHER INCOME (EXPENSE)
Interest income	12.3	17.2
Interest expense, net	(123.6)	(95.4)
Other, net	40.1	1.3
	(71.2)	(76.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,239.4	1,106.2
PROVISION FOR INCOME TAXES
Current income tax expense	199.4	113.3
Deferred income tax (benefit) expense	(24.8)	14.0
	174.6	127.3
INCOME FROM CONTINUING OPERATIONS	1,064.8	978.9
LOSS FROM DISCONTINUED OPERATIONS, NET	(.9)	(23.4)
NET INCOME	1,063.9	955.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.1)	(5.3)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,056.8	$950.2
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$4.53	$4.20
Discontinued operations	—	(0.10)
	$4.53	$4.10

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$1,045.6	$940.4

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	230.8	229.2
Diluted	231.0	229.5

CASH DIVIDENDS PER SHARE	$1.50	$1.125
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2013	2012

NET INCOME	$381.4	$345.4
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	8.3	4.0
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	2.8	(.3)
NET OTHER COMPREHENSIVE INCOME	11.1	3.7

COMPREHENSIVE INCOME	392.5	349.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.6)	(1.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$389.9	$347.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

NET INCOME	$1,063.9	$955.5
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(5.3)	10.2
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	2.2	(1.2)
Other	.5	(1.5)
NET OTHER COMPREHENSIVE (LOSS) INCOME	(2.6)	7.5

COMPREHENSIVE INCOME	1,061.3	963.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.1)	(5.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,054.2	$957.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$325.4	$487.1
Accounts receivable, net	775.5	811.4
Other	416.2	425.4
Total current assets	1,517.1	1,723.9
PROPERTY AND EQUIPMENT, AT COST	17,033.4	15,737.1
Less accumulated depreciation	3,036.0	2,591.5
Property and equipment, net	13,997.4	13,145.6
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	354.4	421.8
	$19,142.9	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$374.6	$357.8
Accrued liabilities and other	518.4	584.4
Current maturities of long-term debt	47.5	47.5
Total current liabilities	940.5	989.7
LONG-TERM DEBT	4,743.6	4,798.4
DEFERRED INCOME TAXES	340.8	351.7
OTHER LIABILITIES	515.4	573.4
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 239.5 million and 237.7 million shares issued	24.0	23.8
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,454.9	5,398.7
Retained earnings	7,141.3	6,434.7
Accumulated other comprehensive income	17.5	20.1
Treasury shares, at cost, 6.0 million shares and 5.3 million shares	(44.7)	(31.0)
Total Ensco shareholders' equity	12,593.1	11,846.4
NONCONTROLLING INTERESTS	9.5	5.7
Total equity	12,602.6	11,852.1
	$19,142.9	$18,565.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,063.9	$955.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	.9	23.4
Depreciation expense	455.2	414.7
Share-based compensation expense	38.1	40.9
Deferred income tax (benefit) expense	(24.8)	14.0
Amortization of intangibles and other, net	(20.1)	(21.7)
Other	(3.1)	2.1
Changes in operating assets and liabilities	(77.7)	167.7
Net cash provided by operating activities of continuing operations	1,432.4	1,596.6

INVESTING ACTIVITIES
Additions to property and equipment	(1,282.7)	(1,583.8)
Maturities of short-term investments	50.0	4.5
Other	3.8	3.4
Net cash used in investing activities of continuing operations	(1,228.9)	(1,575.9)

FINANCING ACTIVITIES
Cash dividends paid	(350.2)	(260.9)
Reduction of long-term borrowings	(30.9)	(30.9)
Proceeds from exercise of share options	22.0	22.1
Commercial paper borrowings, net	—	(125.0)
Reimbursement of equity issuance cost	—	66.7
Other	(20.8)	(15.4)
Net cash used in financing activities	(379.9)	(343.4)

DISCONTINUED OPERATIONS
Operating activities	.2	(9.1)
Investing activities	15.5	59.0
Net cash provided by discontinued operations	15.7	49.9
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.9
DECREASE IN CASH AND CASH EQUIVALENTS	(161.7)	(270.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	487.1	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$325.4	$159.8

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

The financial data for the three-month and nine-month periods ended September 30, 2013 and 2012 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and our quarterly reports on Form 10-Q filed with the SEC on April 30, 2013 and July 30, 2013.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013
Supplemental executive retirement plan assets	$35.9	$—	$—	$35.9
Derivatives, net	—	5.6	—	5.6
Total financial assets	$35.9	$5.6	$—	$41.5

As of December 31, 2012
Supplemental executive retirement plan assets	$29.8	$—	$—	$29.8
Derivatives, net	—	5.2	—	5.2
Total financial assets	$29.8	$5.2	$—	$35.0

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that provide eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our condensed consolidated balance sheets. The fair value measurement of assets held in the SERP was based on quoted market prices.

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,476.5	$1,590.2	$1,474.7	$1,715.6
6.875% Senior notes due 2020	1,028.8	1,086.8	1,040.6	1,138.3
3.25% Senior notes due 2016	996.1	1,043.7	995.1	1,068.9
8.5% Senior notes due 2019	604.5	634.2	616.4	661.7
7.875% Senior notes due 2040	382.9	407.1	383.8	423.9
7.2% Debentures due 2027	149.1	174.1	149.0	193.2
4.33% MARAD bonds, including current maturities, due 2016	87.6	88.1	112.3	113.0
4.65% MARAD bonds, including current maturities, due 2020	33.9	37.9	36.0	41.4
6.36% MARAD bonds, including current maturities, due 2015	31.7	33.9	38.0	41.7
Total	$4,791.1	$5,096.0	$4,845.9	$5,397.7

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2013 and December 31, 2012.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $5.6 million and $5.2 million associated with our foreign currency derivatives were included in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$7.0	$5.0	$6.9	$.3
Foreign currency forward contracts - non-current(2)	1.4	.5	.7	—
	8.4	5.5	7.6	.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	5.1	.2	.3	.2
	5.1	.2	.3	.2
Total	$13.5	$5.7	$7.9	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2013, we had cash flow hedges outstanding to exchange an aggregate $373.2 million for various foreign currencies, including $158.7 million for British pounds, $125.9 million for Brazilian reais, $35.0 million for Singapore dollars, $23.0 million for Australian dollars, $21.5 million for euros and $9.1 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and comprehensive income were as follows (in millions):

Three Months Ended September 30, 2013 and 2012

	Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2013	2012	2013	2012
Interest rate lock contracts(3)	$—	$—	$(.1)	$.2	$—	$—
Foreign currency forward contracts(4)	8.3	4.0	(2.7)	.1	1.2	.6
Total	$8.3	$4.0	$(2.8)	$.3	$1.2	$.6

Nine Months Ended September 30, 2013 and 2012

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2013	2012	2013	2012
Interest rate lock contracts(3)	$—	$—	$(.3)	$.4	$—	$—
Foreign currency forward contracts(5)	(5.3)	10.2	(1.9)	.8	(.2)	.8
Total	$(5.3)	$10.2	$(2.2)	$1.2	$(.2)	$.8

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

(4)
During the three-month period ended September 30, 2013, $2.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

(5)
During the nine-month period ended September 30, 2013, $2.5 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $179.4 million for various foreign currencies, including $97.3 million for euros, $18.5 million for Swiss francs, $18.0 million for British pounds, $17.4 million for Australian dollars, $13.2 million for Indonesian rupiah and $15.0 million for other currencies.

Net gains of $7.5 million  and net losses of $1.9 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the three-month periods ended September 30, 2013 and 2012, respectively. Net gains of $2.8 million and net losses of $200,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the nine-month periods ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $200,000.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$381.4	$361.2	$1,064.8	$978.9
Income from continuing operations attributable to noncontrolling interests	(2.6)	(1.9)	(7.1)	(5.3)
Income from continuing operations attributable to Ensco	$378.8	$359.3	$1,057.7	$973.6

Loss from discontinued operations, net, for the three-month period ended September 30, 2012 and the nine-month periods ended September 30, 2013 and 2012 was attributable to Ensco.

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Ensco	$378.8	$343.5	$1,056.8	$950.2
Net income allocated to non-vested share awards	(4.0)	(3.6)	(11.2)	(9.8)
Net income attributable to Ensco shares	$374.8	$339.9	$1,045.6	$940.4

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares - basic	231.1	229.6	230.8	229.2
Potentially dilutive shares	.2	.3	.2	.3
Weighted-average shares - diluted	231.3	229.9	231.0	229.5

Antidilutive share options totaling 300,000 and 400,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Note 6 -Debt

On May 7, 2013, we entered into a Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of September 30, 2013 and December 31, 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450 million 364-day revolving unsecured credit facility dated as of May 12, 2011.

Note 7 -Share-Based Compensation

During the three-month and nine-month periods ended September 30, 2013, we granted 100,000 and 1.1 million non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan. Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month and nine-month periods ended September 30, 2013 was $57.09 and $59.70 per share, respectively.

Note 8 -Discontinued Operations

During the first quarter of 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss from discontinued operations, net in our condensed consolidated statement of income for the nine-month period ended September 30, 2013. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell. We recognized a $3.8 million loss for assets classified as held for sale during the third quarter of 2012. Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012.

During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012.

ENSCO I was sold during the three-month period ended September 30, 2012 for net proceeds of $4.5 million. The sale resulted in a loss of $6.5 million, which was included in loss from discontinued operations, net in our condensed consolidated statement of income for the three-month period ended September 30, 2012. ENSCO 59 and ENSCO 61 were sold during the nine-month period ended September 30, 2012 for net proceeds of $54.5 million. We recognized a gain of $12.8 million in connection with these disposals which was included in loss from discontinued operations, net in our condensed consolidated statement of income for the nine-month period ended September 30, 2012. The proceeds from these sales were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2012.

The following table summarizes loss from discontinued operations for the three-month and nine-month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$—	$—	$—	$6.7
Operating expenses	—	6.9	.1	40.2
Operating loss	—	(6.9)	(.1)	(33.5)
Other income	—	.4	.3	1.1
Income tax benefit	—	1.0	—	6.5
(Loss) gain on disposal of discontinued operations, net	—	(10.3)	(1.1)	2.5
Loss from discontinued operations	$—	$(15.8)	$(.9)	$(23.4)

Debt and interest expense are not allocated to our discontinued operations.

Note 9 -	Income Taxes

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2013 was 16.1% and 14.1%, respectively, as compared to 11.5% in the prior year periods. Excluding the impact of discrete items, our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2013 was 15.6% and 13.2%, respectively, as compared to 12.2% and 12.4% in the prior year periods. The increase in both periods was attributable to an increase in our estimated effective tax rate for the year ended December 31, 2013, excluding discrete items, to 13.2%, primarily due to a decline in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Discrete tax expense for the three-month and nine-month periods ended September 30, 2013 was primarily attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority. See "Note 10 - Contingencies, Seahawk Tax Settlement" for additional information. Discrete tax expense for the nine-month period ended September 30, 2013 was also attributable to the recognition of a liability for unrecognized tax benefits of $4.9 million associated with a tax position taken in prior years. Discrete tax benefit for the prior year periods was attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the impact from the resolution of prior period tax matters.

Note 10 -Contingencies

Seahawk Tax Settlement

During 2011, the Mexican tax authority drew on letters of credit issued by an Ensco subsidiary for the benefit of Seahawk Drilling Inc. ("Seahawk") under a credit support agreement executed in connection with the 2009 spin-off of Seahawk, thereby triggering a $43.7 million reimbursement payment from the Ensco subsidiary to the letter of credit issuer. The Ensco subsidiary disputed the tax authority's right to draw the letters of credit and, pursuant to a settlement agreement approved in Seahawk's bankruptcy case, initiated recovery efforts in Mexico to reclaim the Ensco subsidiary's funds. During the three-month period ended September 30, 2013, we resolved Seahawk's underlying tax assessments and related controversies under an amnesty program for substantially less than the amount drawn under the credit support agreement and received a $30.6 million reimbursement from the Mexican tax authority, which was included in other, net in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2013.

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

During 2012, we entered into an agreement with the customer pursuant to which, among other matters, the customer agreed to remove the legs. Regardless of the actual removal costs incurred by the customer, we agreed to pay $19.0 million in nine installments upon the completion of certain milestones during the removal. We have insurance coverage for the actual removal costs incurred by the customer.

We paid $14.0 million to the customer through September 30, 2013 and received $13.6 million in insurance reimbursements. Our condensed consolidated balance sheet as of September 30, 2013 included a $5.0 million liability for remaining installments due to the customer in accrued liabilities and other and a $5.4 million receivable for recovery of related costs under our insurance policy in other assets, net.

We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law during 2009. A number of claimants presented claims in the exoneration/limitation proceedings. Currently, only three claimants remain.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. These matters are currently scheduled for trial in April 2014. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable liabilities exist with respect to these matters.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2013 totaled $234.0 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2013, we had not been required to make collateral deposits with respect to these agreements.

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

Three Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$787.9	$459.6	$18.7	$1,266.2	$—	$1,266.2
Operating expenses
Contract drilling (exclusive of depreciation)	394.1	210.0	15.1	619.2	—	619.2
Depreciation	110.6	41.1	—	151.7	1.6	153.3
General and administrative	—	—	—	—	37.4	37.4
Operating income (loss)	$283.2	$208.5	$3.6	$495.3	$(39.0)	$456.3
Property and equipment, net	$11,252.8	$2,705.4	$—	$13,958.2	$39.2	$13,997.4

Three Months Ended September 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$723.0	$380.8	$19.7	$1,123.5	$—	$1,123.5
Operating expenses
Contract drilling (exclusive of depreciation)	305.7	187.2	14.4	507.3	—	507.3
Depreciation	98.8	41.9	—	140.7	1.7	142.4
General and administrative	—	—	—	—	40.2	40.2
Operating income (loss)	$318.5	$151.7	$5.3	$475.5	$(41.9)	$433.6
Property and equipment, net	$10,706.3	$2,387.7	$—	$13,094.0	$26.0	$13,120.0

Nine Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,330.5	$1,274.5	$59.2	$3,664.2	$—	$3,664.2
Operating expenses
Contract drilling (exclusive of depreciation)	1,116.2	623.8	46.8	1,786.8	—	1,786.8
Depreciation	328.6	121.8	—	450.4	4.8	455.2
General and administrative	—	—	—	—	111.6	111.6
Operating income (loss)	$885.7	$528.9	$12.4	$1,427.0	$(116.4)	$1,310.6
Property and equipment, net	$11,252.8	$2,705.4	$—	$13,958.2	$39.2	$13,997.4

Nine Months Ended September 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,035.5	$1,117.2	$62.5	$3,215.2	$—	$3,215.2
Operating expenses
Contract drilling (exclusive of depreciation)	912.0	545.6	45.9	1,503.5	—	1,503.5
Depreciation	282.8	124.7	—	407.5	7.2	414.7
General and administrative	—	—	—	—	113.9	113.9
Operating income (loss)	$840.7	$446.9	$16.6	$1,304.2	$(121.1)	$1,183.1
Property and equipment, net	$10,706.3	$2,387.7	$—	$13,094.0	$26.0	$13,120.0

Information about Geographic Areas

As of September 30, 2013, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	8	14	22
Middle East & Africa	6	9	15
Asia & Pacific Rim	2	11	13
Europe & Mediterranean	1	9	10
Brazil	9	—	9
Asia & Pacific Rim (under construction)	3	3	6
Total	29	46	75

(1)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Trade	$790.2	$812.4
Other	10.6	18.2
	800.8	830.6
Allowance for doubtful accounts	(25.3)	(19.2)
	$775.5	$811.4

The liquidity of OGX Petróleo e Gás Participações S.A. ("OGX") deteriorated during the third quarter of 2013, and on October 1, 2013, OGX defaulted on an interest payment due to bondholders. We did not recognize revenue for drilling services provided to the customer during the three-month period ended September 30, 2013 as we concluded collectibility of these amounts was not reasonably assured. Additionally, we recognized an $11.0 million provision for doubtful accounts during the three-month period ended September 30, 2013 for receivables related to drilling services provided in prior quarters. Our net receivable with the customer totaled $3.6 million as of September 30, 2013 and was included in accounts receivable, net, on our condensed consolidated balance sheet.

Other current assets consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Inventory	$239.8	$207.8
Prepaid taxes	70.9	62.2
Deferred costs	42.5	46.9
Prepaid expenses	21.3	20.3
Deferred tax assets	20.1	14.6
Derivative assets	12.1	5.2
Short-term investments	—	50.0
Assets held for sale	—	14.2
Other	9.5	4.2
	$416.2	$425.4

Other assets, net, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Intangible assets	$92.6	$143.3
Unbilled receivables	59.7	77.1
Prepaid taxes on intercompany transfers of property	53.5	58.3
Deferred costs	37.8	45.2
Supplemental executive retirement plan assets	35.9	29.8
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	27.5	19.3
Wreckage and debris removal receivables	5.4	13.2
Other	11.4	5.0
	$354.4	$421.8

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Personnel costs	$220.5	$231.1
Deferred revenue	136.0	146.9
Taxes	91.8	86.9
Interest	34.8	67.9
Wreckage and debris removal	5.0	9.0
Other	30.3	42.6
	$518.4	$584.4

Other liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Deferred revenue	$200.8	$224.5
Unrecognized tax benefits (inclusive of interest and penalties)	135.3	129.6
Intangible liabilities	76.8	118.0
Supplemental executive retirement plan liabilities	39.0	33.3
Personnel costs	33.3	31.6
Other	30.2	36.4
	$515.4	$573.4

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Derivative Instruments	$21.3	$24.4
Other	(3.8)	(4.3)
	$17.5	$20.1

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within management's expectations. We mitigate our credit risk relating to cash and cash equivalents by focusing on diversification and quality of instruments. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the three-month and nine-month periods ended September 30, 2013, Petrobras accounted for $207.7 million and $623.3 million, or 16% and 17%, of our consolidated revenues, respectively, which were attributable to our Floaters segment.

During the three-month period ended September 30, 2013, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $447.2 million, or 35%, of our consolidated revenues, of which 76% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the three-month period ended September 30, 2013 totaled $236.5 million, or 19%, of our consolidated revenues, all of which were provided by our Floaters segment.

During the nine-month period ended September 30, 2013, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $1.3 billion, or 35%, of our consolidated revenues, of which 76% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the nine-month period ended

September 30, 2013 totaled $748.2 million, or 20%, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 13 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of September 30, 2013. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2013.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three-month and nine-month periods ended September 30, 2013 and 2012; the unaudited condensed consolidating statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012; the condensed consolidating balance sheets as of September 30, 2013 (unaudited) and December 31, 2012; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2013 and 2012, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.1	$—	$1,300.2	$(77.6)	$1,266.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.0	38.1	—	645.7	(77.6)	619.2
Depreciation	—	1.0	—	152.3	—	153.3
General and administrative	15.2	.1	—	22.1	—	37.4
OPERATING (LOSS) INCOME	(22.7)	(1.1)	—	480.1	—	456.3
OTHER (EXPENSE) INCOME, NET	(18.1)	5.9	15.5	(4.9)	—	(1.6)
(LOSS) INCOME BEFORE INCOME TAXES	(40.8)	4.8	15.5	475.2	—	454.7
INCOME TAX PROVISION	—	16.2	—	57.1	—	73.3
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	419.6	65.2	35.3	—	(520.1)	—
NET INCOME	378.8	53.8	50.8	418.1	(520.1)	381.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$378.8	$53.8	$50.8	$415.5	$(520.1)	$378.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended September 30, 2012 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.7	$32.4	$—	$1,162.1	$(76.7)	$1,123.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	23.2	32.4	—	528.4	(76.7)	507.3
Depreciation	.1	.9	—	141.4	—	142.4
General and administrative	19.6	—	—	20.6	—	40.2
OPERATING (LOSS) INCOME	(37.2)	(.9)	—	471.7	—	433.6
OTHER EXPENSE, NET	(11.3)	—	(12.4)	(1.8)	—	(25.5)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48.5)	(.9)	(12.4)	469.9	—	408.1
INCOME TAX PROVISION	—	13.0	(7.0)	40.9	—	46.9
DISCONTINUED OPERATIONS, NET	—	—	—	(15.8)	—	(15.8)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	392.0	95.0	124.1	—	(611.1)	—
NET INCOME	343.5	81.1	118.7	413.2	(611.1)	345.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.9)	—	(1.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$343.5	$81.1	$118.7	$411.3	$(611.1)	$343.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$16.5	$114.4	$—	$3,766.2	$(232.9)	$3,664.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	38.2	114.4	—	1,867.1	(232.9)	1,786.8
Depreciation	.2	2.8	—	452.2	—	455.2
General and administrative	48.3	.4	—	62.9	—	111.6
OPERATING (LOSS) INCOME	(70.2)	(3.2)	—	1,384.0	—	1,310.6
OTHER EXPENSE, NET	(48.0)	(7.2)	(15.1)	(.9)	—	(71.2)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(118.2)	(10.4)	(15.1)	1,383.1	—	1,239.4
INCOME TAX PROVISION	—	76.9	—	97.7	—	174.6
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,175.0	255.7	164.9	—	(1,595.6)	—
NET INCOME	1,056.8	168.4	149.8	1,284.5	(1,595.6)	1,063.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.1)	—	(7.1)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,056.8	$168.4	$149.8	$1,277.4	$(1,595.6)	$1,056.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Nine Months Ended September 30, 2012 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$39.0	$107.7	$—	$3,314.5	$(246.0)	$3,215.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	49.3	107.7	—	1,592.5	(246.0)	1,503.5
Depreciation	.3	2.6	—	411.8	—	414.7
General and administrative	48.1	.1	—	65.7	—	113.9
OPERATING (LOSS) INCOME	(58.7)	(2.7)	—	1,244.5	—	1,183.1
OTHER EXPENSE, NET	(31.4)	(5.9)	(39.0)	(.6)	—	(76.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(90.1)	(8.6)	(39.0)	1,243.9	—	1,106.2
INCOME TAX PROVISION	—	45.9	—	81.4	—	127.3
DISCONTINUED OPERATIONS, NET	—	—	—	(23.4)	—	(23.4)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,040.3	220.6	300.9	—	(1,561.8)	—
NET INCOME	950.2	166.1	261.9	1,139.1	(1,561.8)	955.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.3)	—	(5.3)
NET INCOME ATTRIBUTABLE TO ENSCO	$950.2	$166.1	$261.9	$1,133.8	$(1,561.8)	$950.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$378.8	$53.8	$50.8	$418.1	$(520.1)	$381.4
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	8.3	—	—	—	8.3
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.8	—	—	—	2.8
NET OTHER COMPREHENSIVE INCOME	—	11.1	—	—	—	11.1

COMPREHENSIVE INCOME	378.8	64.9	50.8	418.1	(520.1)	392.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$378.8	$64.9	$50.8	$415.5	$(520.1)	$389.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2012
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$343.5	$81.1	$118.7	$413.2	$(611.1)	$345.4
OTHER COMPREHENSIVE(LOSS) INCOME, NET
Net change in fair value of derivatives	—	2.7	—	1.3	—	4.0
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.1	—	(.4)	—	(.3)
NET OTHER COMPREHENSIVE INCOME	—	2.8	—	.9	—	3.7

COMPREHENSIVE INCOME	343.5	83.9	118.7	414.1	(611.1)	349.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.9)	—	(1.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$343.5	$83.9	$118.7	$412.2	$(611.1)	$347.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,056.8	$168.4	$149.8	$1,284.5	$(1,595.6)	$1,063.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(5.3)	—	—	—	(5.3)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.2	—	—	—	2.2
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(3.1)	—	.5	—	(2.6)

COMPREHENSIVE INCOME	1,056.8	165.3	149.8	1,285.0	(1,595.6)	1,061.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.1)	—	(7.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,056.8	$165.3	$149.8	$1,277.9	$(1,595.6)	$1,054.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2012
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$950.2	$166.1	$261.9	$1,139.1	$(1,561.8)	$955.5
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	5.5	—	4.7	—	10.2
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.2	—	(1.4)	—	(1.2)
Other	—	—	—	(1.5)	—	(1.5)
NET OTHER COMPREHENSIVE INCOME	—	5.7	—	1.8	—	7.5

COMPREHENSIVE INCOME	950.2	171.8	261.9	1,140.9	(1,561.8)	963.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.3)	—	(5.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$950.2	$171.8	$261.9	$1,135.6	$(1,561.8)	$957.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145.3	$.4	$12.1	$167.6	$—	$325.4
Accounts receivable, net	—	—	—	775.5	—	775.5
Accounts receivable from affiliates	1,307.2	197.3	4.2	3,547.4	(5,056.1)	—
Other	3.2	41.0	3.1	368.9	—	416.2
Total current assets	1,455.7	238.7	19.4	4,859.4	(5,056.1)	1,517.1
PROPERTY AND EQUIPMENT, AT COST	2.1	34.0	—	16,997.3	—	17,033.4
Less accumulated depreciation	1.4	25.3	—	3,009.3	—	3,036.0
Property and equipment, net	.7	8.7	—	13,988.0	—	13,997.4
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,473.5	3,996.2	1,913.3	4,442.0	(13,825.0)	—
INVESTMENTS IN AFFILIATES	14,429.2	2,949.4	3,948.7	—	(21,327.3)	—
OTHER ASSETS, NET	9.5	64.1	—	280.8	—	354.4
	$19,368.6	$7,257.1	$5,881.4	$26,844.2	$(40,208.4)	$19,142.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6.4	$38.2	$23.4	$825.0	$—	$893.0
Accounts payable to affiliates	3,460.3	132.7	—	1,463.1	(5,056.1)	$—
Current maturities of long-term debt	—	—	—	47.5	—	$47.5
Total current liabilities	3,466.7	170.9	23.4	2,335.6	(5,056.1)	940.5
DUE TO AFFILIATES	826.6	2,518.2	1,148.7	9,331.5	(13,825.0)	—
LONG-TERM DEBT	2,472.7	149.1	2,016.2	105.6	—	4,743.6
DEFERRED INCOME TAXES	—	309.4	—	31.4	—	340.8
OTHER LIABILITIES	—	2.4	9.4	503.6	—	515.4
ENSCO SHAREHOLDERS' EQUITY	12,602.6	4,107.1	2,683.7	14,527.0	(21,327.3)	12,593.1
NONCONTROLLING INTERESTS	—	—	—	9.5	—	9.5
Total equity	12,602.6	4,107.1	2,683.7	14,536.5	(21,327.3)	12,602.6
	$19,368.6	$7,257.1	$5,881.4	$26,844.2	$(40,208.4)	$19,142.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2012 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.8	$1.7	$85.0	$128.6	$—	$487.1
Accounts receivable, net	—	.2	—	811.2	—	811.4
Accounts receivable from affiliates	1,294.5	226.5	—	2,375.1	(3,896.1)	—
Other	2.8	24.9	—	397.7	—	425.4
Total current assets	1,569.1	253.3	85.0	3,712.6	(3,896.1)	1,723.9
PROPERTY AND EQUIPMENT, AT COST	2.1	30.2	—	15,704.8	—	15,737.1
Less accumulated depreciation	1.1	23.5	—	2,566.9	—	2,591.5
Property and equipment, net	1.0	6.7	—	13,137.9	—	13,145.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,483.5	3,594.7	1,628.4	4,748.9	(13,455.5)	—
INVESTMENTS IN AFFILIATES	13,469.3	2,693.8	3,824.8	—	(19,987.9)	—
OTHER ASSETS, NET	11.3	67.4	—	343.1	—	421.8
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.0	$28.1	$34.1	$849.0	$—	$942.2
Accounts payable to affiliates	2,364.8	136.9	—	1,394.4	(3,896.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,395.8	165.0	34.1	2,290.9	(3,896.1)	989.7
DUE TO AFFILIATES	1,816.7	2,054.7	877.5	8,706.6	(13,455.5)	—
LONG-TERM DEBT	2,469.6	149.0	2,040.8	139.0	—	4,798.4
DEFERRED INCOME TAXES	—	335.1	—	16.6	—	351.7
OTHER LIABILITIES	—	—	10.8	562.6	—	573.4
ENSCO SHAREHOLDERS' EQUITY	11,852.1	3,912.1	2,575.0	13,495.1	(19,987.9)	11,846.4
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	11,852.1	3,912.1	2,575.0	13,500.8	(19,987.9)	11,852.1
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(138.0)	$(114.3)	$(54.1)	$1,738.8	$—	$1,432.4
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,282.7)	—	(1,282.7)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Other	—	(3.8)	—	7.6	—	3.8
Net cash used in investing activities of continuing operations	—	(3.8)	—	(1,225.1)	—	(1,228.9)
FINANCING ACTIVITIES
Cash dividends paid	(350.2)	—	—	—	—	(350.2)
Reduction of long-term borrowings	—	—	—	(30.9)	—	(30.9)
Proceeds from exercise of share options	22.0	—	—	—	—	22.0
Advances from (to) affiliates	353.2	121.3	(18.8)	(455.7)	—	—
Other	(13.5)	(4.5)	—	(2.8)	—	(20.8)
Net cash provided by (used in) financing activities	11.5	116.8	(18.8)	(489.4)	—	(379.9)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	.2	—	.2
Investing activities	—	—	—	15.5	—	15.5
Net cash provided by discontinued operations	—	—	—	15.7	—	15.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.0)	—	(1.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126.5)	(1.3)	(72.9)	39.0	—	(161.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145.3	$.4	$12.1	$167.6	$—	$325.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2012 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(83.3)	$(45.1)	$(12.8)	$1,737.8	$—	$1,596.6
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,583.8)	—	(1,583.8)
Maturities of short-term investments	—	—	—	4.5		4.5
Other	—	.5	—	2.9	—	3.4
Net cash provided by (used in) investing activities of continuing operations	—	.5	—	(1,576.4)	—	(1,575.9)
FINANCING ACTIVITIES
Cash dividends paid	(260.9)	—	—	—	—	(260.9)
Commercial paper borrowings, net	(125.0)	—	—	—	—	(125.0)
Reimbursement of equity issuance cost	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(30.9)	—	(30.9)
Proceeds from exercise of share options	10.2	11.9	—	—	—	22.1
Advances from (to) affiliates	210.2	34.9	.9	(246.0)	—	—
Other	(11.3)	—	—	(4.1)	—	(15.4)
Net cash (used in) provided by financing activities	(110.1)	46.8	.9	(281.0)	—	(343.4)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(9.1)	—	(9.1)
Investing activities	—	—	—	59.0	—	59.0
Net cash provided by discontinued operations	—	—	—	49.9	—	49.9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(193.4)	2.2	(11.9)	(67.8)	—	(270.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43.2	$2.2	$10.7	$103.7	$—	$159.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We have assembled the newest ultra-deepwater fleet and largest active premium jackup fleet of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 75 rigs, including six rigs under construction. Our fleet includes ten drillships, 19 semisubmersible rigs and 46 independent leg jackups.

Average Brent crude oil prices exceeded $110 per barrel during the third quarter of 2013, and we believe current prices support drilling programs by operators in the floater and jackup markets. In response to strong demand, we entered into agreements to construct an additional premium jackup (ENSCO 110) and our eighth ultra-deepwater drillship (ENSCO DS-10) during the second quarter of 2013. ENSCO 110 is scheduled for delivery during the first quarter of 2015 and ENSCO DS-10 is scheduled for delivery during the third quarter of 2015. We currently have six rigs under construction, including three ultra-deepwater drillships, two ultra-premium harsh environment jackup rigs and one premium jackup rig, as part of our ongoing strategy to expand and high-grade our fleet.

A substantial portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We will also continue to return cash flow to shareholders through our quarterly cash dividend. We believe our strong balance sheet, $11.2 billion of contract backlog and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during the remainder of 2013 and beyond.

BUSINESS ENVIRONMENT

Floaters

The floater market remains strong, and demand growth that started in late 2010 is expected to continue into 2014. We believe the most robust demand growth will be for ultra-deepwater floaters.

New discoveries continue to be announced in the U.S. Gulf of Mexico resulting in additional demand for rigs to perform appraisal and development work. The U.S. Gulf of Mexico market is expected to remain active through 2014 as multiple operators begin new drilling programs.
In West Africa, multiple newbuild drillships are expected to enter the region during the remainder of 2013 and first half of 2014; however, these rigs are expected to be absorbed by incremental demand in the market. We believe demand in the region will support current utilization levels and day rates through the remainder of 2013 and into 2014.
In Brazil, operators have begun discussing new drilling programs for blocks awarded during the National Petroleum Agency's May 2013 licensing round. An additional licensing round was held in October 2013. We believe these lease sales will result in incremental demand in Brazil as customers come to the market for rigs to drill their new exploration acreage. Additionally, Petrobras resumed contract extension negotiations with drilling contractors for multiple rigs with contracts expiring in 2015.
We expect the Asia Pacific market to remain strong with incremental requirements in Indonesia and Myanmar. The Mediterranean market is also expected to present additional drilling opportunities.

Worldwide rig supply in the floater market continues to increase as a result of newbuild construction programs. It has been reported that over 100 newbuild drillships and semisubmersible rigs are currently under construction, 32 of which are scheduled for delivery before the end of 2014. We expect these newbuild floaters to be absorbed into the market as they are delivered; however, utilization and dayrates for existing floaters may be negatively impacted.

Jackups

The jackup market remained tight during the third quarter of 2013, putting upward pressure on day rates and leading to longer contractual terms. Utilization for the worldwide jackup fleet continued to be strong.
Demand is robust in the U.S. Gulf of Mexico, and operators continue to contract rigs for longer terms and higher day rates. We expect the U.S. Gulf of Mexico market to remain tight during the remainder of 2013 and into 2014 given limited rig supply. In Mexico, Petróleos Mexicanos ("PEMEX") recently contracted two rigs for seven-year terms. We believe there will be incremental demand in Mexico as PEMEX is expected to contract up to ten additional jackups.
The Asia Pacific market continues to be strong and there were a number of new tenders issued during the third quarter of 2013. The Asia Pacific market is expected to remain in balance through the end of 2014, inclusive of newbuild deliveries. Additional drilling opportunities are expected in Myanmar and Malaysia.
In the Middle East, multiple long-term contracts were announced during the third quarter of 2013. Saudi Aramco is expected to maintain its existing contracted fleet, which should support current utilization levels and day rates. The Middle East market is expected to remain strong, and we believe there will be incremental demand in the region for up to eight rigs.
The North Sea market is tight with limited rig availability through the beginning of 2015. Robust demand in the region is putting upward pressure on dayrates, and operators are currently issuing tenders to secure rigs for work beginning in 2015 and beyond.
Worldwide rig supply in the jackup market continues to increase as a result of newbuild construction programs. It has been reported that over 100 newbuild jackup rigs are under construction, 47 of which are scheduled for delivery before the end of 2014. Although we expect these newbuild jackup rigs to be absorbed into the market, utilization and dayrates in certain regions may come under pressure in the near to intermediate term depending upon the rate at which rigs nearing the end of their economic lives are retired.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,266.2	$1,123.5	$3,664.2	$3,215.2
Operating expenses
Contract drilling (exclusive of depreciation)	619.2	507.3	1,786.8	1,503.5
Depreciation	153.3	142.4	455.2	414.7
General and administrative	37.4	40.2	111.6	113.9
Operating income	456.3	433.6	1,310.6	1,183.1
Other expense, net	(1.6)	(25.5)	(71.2)	(76.9)
Provision for income taxes	73.3	46.9	174.6	127.3
Income from continuing operations	381.4	361.2	1,064.8	978.9
Loss from discontinued operations, net	—	(15.8)	(.9)	(23.4)
Net Income	381.4	345.4	1,063.9	955.5
Net income attributable to noncontrolling interests	(2.6)	(1.9)	(7.1)	(5.3)
Net income attributable to Ensco	$378.8	$343.5	$1,056.8	$950.2

Revenues and operating income increased $142.7 million, or 13%, and $22.7 million, or 5%, respectively, for the three-month period ended September 30, 2013 as compared to the prior year quarter. For the nine-month period ended September 30, 2013, revenues and operating income increased $449.0 million, or 14%, and $127.5 million, or 11%, respectively, as compared to the prior year period. The increase in revenues and operating income for the three-month and nine-month periods ended September 30, 2013 was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates across our fleet. The increase was partially offset by a decline in utilization for our Floater fleet. The increase in operating income for the three-month and nine-month periods ended September 30, 2013 was also partially offset by an increase in personnel costs and, to a lesser extent, the favorable settlement of third-party claims during the prior year. See below for additional information on our results by segment.

The liquidity of OGX Petróleo e Gás Participações S.A. ("OGX") deteriorated during the third quarter of 2013, and on October 1, 2013, OGX defaulted on an interest payment due to bondholders. We did not recognize revenue for drilling services provided to the customer during the three-month period ended September 30, 2013 as we concluded collectibility of these amounts was not reasonably assured. Additionally, we recognized an $11.0 million provision for doubtful accounts during the three-month period ended September 30, 2013 for receivables related to drilling services provided in prior quarters. Our net receivable with the customer totaled $3.6 million as of September 30, 2013 and was included in accounts receivable, net, on our condensed consolidated balance sheet. Our contractual backlog as of September 30, 2013 does not include the remaining OGX contractual obligations. Although we are pursuing collection of all OGX contractual obligations under the respective drilling contracts, there can be no assurances relative to a recovery.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of September 30, 2013 and 2012:

	2013	2012
Floaters(1)	26	25
Jackups(1)	43	42
Under construction(1)(2)	6	6
Total(3)	75	73

(1)	During the third quarter of 2013, we accepted delivery of one ultra-deepwater drillship (ENSCO DS-7) and one ultra-premium harsh environment jackup rig (ENSCO 120).

(2)
During the second quarter of 2013, we entered into an agreement with Samsung Heavy Industries to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015. We also entered into an agreement with Keppel FELS Limited during the second quarter of 2013 to construct a new premium jackup rig (ENSCO 110), which is uncontracted and scheduled for delivery during the first quarter of 2015.

(3)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rig Utilization(1)
Floaters	79%	90%	83%	89%
Jackups	90%	87%	87%	89%
Total	86%	88%	85%	89%
Average Day Rates(2)
Floaters	$416,201	$362,197	$397,698	$354,695
Jackups	125,434	108,540	121,560	104,340
Total	$225,244	$199,939	$220,731	$191,260

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

Three Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$787.9	$459.6	$18.7	$1,266.2	$—	$1,266.2
Operating expenses
Contract drilling (exclusive of depreciation)	394.1	210.0	15.1	619.2	—	619.2
Depreciation	110.6	41.1	—	151.7	1.6	153.3
General and administrative	—	—	—	—	37.4	37.4
Operating income (loss)	$283.2	$208.5	$3.6	$495.3	$(39.0)	$456.3

Three Months Ended September 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$723.0	$380.8	$19.7	$1,123.5	$—	$1,123.5
Operating expenses
Contract drilling (exclusive of depreciation)	305.7	187.2	14.4	507.3	—	507.3
Depreciation	98.8	41.9	—	140.7	1.7	142.4
General and administrative	—	—	—	—	40.2	40.2
Operating income (loss)	$318.5	$151.7	$5.3	$475.5	$(41.9)	$433.6

Nine Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,330.5	$1,274.5	$59.2	$3,664.2	$—	$3,664.2
Operating expenses
Contract drilling (exclusive of depreciation)	1,116.2	623.8	46.8	1,786.8	—	1,786.8
Depreciation	328.6	121.8	—	450.4	4.8	455.2
General and administrative	—	—	—	—	111.6	111.6
Operating income (loss)	$885.7	$528.9	$12.4	$1,427.0	$(116.4)	$1,310.6

Nine Months Ended September 30, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,035.5	$1,117.2	$62.5	$3,215.2	$—	$3,215.2
Operating expenses
Contract drilling (exclusive of depreciation)	912.0	545.6	45.9	1,503.5	—	1,503.5
Depreciation	282.8	124.7	—	407.5	7.2	414.7
General and administrative	—	—	—	—	113.9	113.9
Operating income (loss)	$840.7	$446.9	$16.6	$1,304.2	$(121.1)	$1,183.1

Floaters

Floater revenues for the three-month period ended September 30, 2013 increased by $64.9 million, or 9%, as compared to the prior year quarter. The increase in revenues was primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013 and, to a lesser extent, an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization primarily due to ENSCO DS-2, which was undergoing an inspection during the three-month period ended September 30, 2013, and ENSCO 5005, which was in the shipyard for a capital enhancement project during the three-month period ended September 30, 2013. Drilling services provided to OGX that were not recognized as revenue also adversely impacted utilization during the three-month period ended September 30, 2013.

Floater contract drilling expense for the three-month period ended September 30, 2013 increased by $88.4 million, or 29%, as compared to the prior year quarter primarily due to the aforementioned additions to our fleet, increased personnel costs and an $11.0 million provision for doubtful accounts related to receivables for drilling services provided to OGX in prior periods. These increases were partially offset by lower contract drilling expense for ENSCO 5005. The prior year quarter also included the favorable settlement of third-party claims which reduced contract drilling expense by $30.6 million. Depreciation expense increased by $11.8 million, or 12%, primarily due to the additions to our Floater fleet.

Floater revenues for the nine-month period ended September 30, 2013 increased by $295.0 million, or 14%, as compared to the prior year period. The increase in revenues was primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013 and commencement of ENSCO 8505 drilling operations during the second quarter of 2012. To a lesser extent, the increase in revenues was attributable to an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization primarily due to ENSCO 5005, which was in the shipyard for a capital enhancement project during the nine-month period ended September 30, 2013, and downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs during the first quarter of 2013.

Floater contract drilling expense for the nine-month period ended September 30, 2013 increased by $204.2 million, or 22%, as compared to the prior year period primarily due to the aforementioned additions to our fleet and increased personnel costs. These increases were partially offset by lower contract drilling expense for ENSCO 5005. The prior year period also included the favorable settlement of third-party claims which reduced contract drilling expense by $52.8 million. Depreciation expense increased by $45.8 million, or 16%, primarily due to the additions to our Floater fleet.

Jackups

Jackup revenues for the three-month period ended September 30, 2013 increased by $78.8 million, or 21%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, the North Sea and Southeast Asia. The increase in revenues was also attributable to an increase in utilization due to a decline in shipyard days as compared to the prior year quarter.
Jackup revenues for the nine-month period ended September 30, 2013 increased by $157.3 million, or 14%, as compared to the prior year period. The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, the North Sea and Southeast Asia. The increase in average day rates was partially offset by a decline in utilization due to an increase in shipyard days as compared to the prior year period.
Jackup contract drilling expense for the three-month and nine-month periods ended September 30, 2013 increased $22.8 million, or 12%, and $78.2 million, or 14%, as compared to the respective prior year periods, primarily due to increased personnel costs.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$4.3	$5.5	$12.3	$17.2
Interest expense, net:
Interest expense	(56.1)	(57.2)	(170.3)	(172.4)
Capitalized interest	15.9	26.4	46.7	77.0
	(40.2)	(30.8)	(123.6)	(95.4)
Other, net	34.3	(.2)	40.1	1.3
	$(1.6)	$(25.5)	$(71.2)	$(76.9)

Interest income for the three-month and nine-month periods ended September 30, 2013 declined as compared to the respective prior year periods primarily due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts. Interest expense was comparable over the same periods as the outstanding principal balances associated with our long-term debt instruments remained consistent with the prior year periods. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2013 declined as compared to the prior year periods due to a decline in the average outstanding amount of capital invested in newbuild construction. ENSCO 8505 was placed into service during the fourth quarter of 2012 and ENSCO 8506 and ENSCO DS-6 were placed into service during the first quarter of 2013.

During the three-month period ended September 30, 2013, we received a $30.6 million reimbursement from the Mexican tax authority with respect to the tax authority's draw on letters of credit issued by an Ensco subsidiary for the benefit of Seahawk under a credit support agreement executed in connection with the 2009 spin-off of Seahawk. The reimbursement was included in other, net in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2013. See Note 10 to our condensed consolidated financial statements for additional information regarding the reimbursement from the Mexican tax authority.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $2.2 million and $7.0 million were included in other, net, for the three-month and nine-month periods ended September 30, 2013, respectively. The $7.0 million net foreign currency exchange gains for the nine-month period ended September 30, 2013 were primarily attributable to the devaluation of the Venezuelan Bolivar.

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
Income tax expense for the three-month period ended September 30, 2013 increased by $26.4 million as compared to the prior year quarter primarily due to an increase in our consolidated effective income tax rate, excluding discrete tax items, to 15.6%, as compared to 12.2% in the prior year quarter. The increase in our consolidated effective tax rate, excluding discrete items, was attributable to an increase in our estimated effective tax rate for the year ended December 31, 2013, excluding discrete items, to 13.2%, primarily due to a decline in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

The increase in income tax expense for the three-month period ended September 30, 2013 was also attributable to the impact of various discrete tax items recognized during the current and prior year quarters. Discrete tax expense for the three-month period ended September 30, 2013 was primarily attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority. Discrete tax benefit for the prior year quarter of $4.0 million was attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the impact from the resolution of prior period tax matters.
Income tax expense for the nine-month period ended September 30, 2013 increased by $47.3 million as compared to the prior year period primarily due to the impact of various discrete tax items recognized during the current and prior year periods. Discrete tax expense for the nine-month period ended September 30, 2013 of $15.5 million was primarily attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority and the recognition of a liability for unrecognized tax benefits of $4.9 million associated with a tax position taken in prior years. Discrete tax benefit for the prior year period of $9.0 million was attributable to the derecognition of liabilities upon the lapse of the statute of limitations applicable to uncertain tax positions, partially offset by the impact from the resolution of prior period tax matters.

The increase in income tax expense for the nine-month period ended September 30, 2013 was also due to an increase in profitability and an increase in our consolidated effective income tax rate, excluding discrete tax items, to 13.2% for the nine-month period ended September 30, 2013 as compared to 12.4% in the prior year period. The increase was primarily attributable to a decline in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Discontinued Operations

During the first quarter of 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million and recognized a loss of $1.1 million in connection with the disposal. During the third quarter of 2012, we classified Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell. We recognized a $3.8 million loss for assets classified as held for sale during the third quarter of 2012. Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012.

During 2012, we sold three jackup rigs (ENSCO 59, ENSCO 61 and Pride Hawaii), one moored semisubmersible rig (ENSCO 5003) and our last remaining barge rig (ENSCO I). The rigs' operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012.

ENSCO I was sold during the three-month period ended September 30, 2012 for net proceeds of $4.5 million, and we recognized a loss of $6.5 million in connection with the disposal. ENSCO 59 and ENSCO 61 were sold during the nine-month period ended September 30, 2012 for net proceeds of $54.5 million. We recognized a gain of $12.8 million in connection with these disposals.

LIQUIDITY AND CAPITAL RESOURCES
Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs, through newbuild construction and upgrade projects, and the return of capital to shareholders through dividend payments. We expect that our current cash and cash equivalents and future operating cash flows will continue to be dedicated to newbuild construction, upgrade projects and the return of capital to shareholders in the near-term.
During the nine-month period ended September 30, 2013, our primary source of cash was $1.4 billion generated from operating activities of continuing operations and $50.0 million in proceeds from the maturity of short-term investments. Our primary use of cash for the same period was $1.3 billion for the construction, enhancement and other improvement of our drilling rigs and $350.2 million for dividend payments.

During the nine-month period ended September 30, 2012, our primary source of cash was $1.6 billion generated from operating activities of continuing operations, $66.7 million from reimbursement of equity issuance costs and $59.0 million in proceeds from the sale of two jackup rigs and our last remaining barge rig. Our primary use of cash for the same period was $1.6 billion for the construction, enhancement and other improvement of our drilling rigs, $260.9 million for dividend payments and $155.9 million for debt payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2013 and 2012 were as follows (in millions):

	2013	2012
Cash flow from operating activities of continuing operations	$1,432.4	$1,596.6
Capital expenditures
New rig construction	$897.0	$1,208.6
Rig enhancements	197.8	225.5
Minor upgrades and improvements	187.9	149.7
	$1,282.7	$1,583.8

Cash flow from operating activities of continuing operations declined $164.2 million, or 10%, for the nine-month period ended September 30, 2013 as compared to the prior year period. The decline primarily resulted from a $375.6 million increase in cash payments related to contract drilling expenses, a $75.4 million increase in cash payments for income taxes and a $45.3 million increase in cash payments related to general and administrative expenses, partially offset by a $324.1 million increase in cash receipts from contract drilling services.

Cash payments during the nine-month period ended September 30, 2013 related to contract drilling and general and administrative expenses were generally higher than the comparable prior year period due in part to the full year impact of the Pride acquisition on certain annual payments made during the nine-month period ended September 30, 2013. Annual payments made during the nine-month period ended September 30, 2012 were based on seven months of acquired company operating activity.

Cash receipts from contract drilling services associated with customer reimbursed capital upgrades and mobilizations which are amortized to revenue over the term of the related contract totaled $220.0 million for the nine-month period ended September 30, 2012 as compared to $70.0 million during the current year period.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the second quarter of 2013, we entered into agreements to construct our eighth ultra-deepwater drillship (ENSCO DS-10) for estimated total construction costs of approximately $625.0 million, inclusive of costs associated with commissioning, systems integration testing, project management and tubulars, and a new premium jackup rig (ENSCO 110) for estimated total construction costs of approximately $225.0 million, inclusive of costs associated with commissioning, systems integration testing and project management.

We currently have three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10) under construction with scheduled delivery dates during the third quarter of 2014, fourth quarter of 2014 and third quarter of 2015, respectively. These rigs are currently uncontracted.

We also have two ultra-high specification harsh environment jackup rigs (ENSCO 121 and ENSCO 122) and one premium jackup rig (ENSCO 110) under construction. These rigs are scheduled for delivery during the fourth quarter of 2013, the third quarter of 2014 and the first quarter of 2015, respectively. ENSCO 121 is committed under a long-term drilling contract in the North Sea and is expected to commence drilling operations during the second quarter of 2014. ENSCO 122 and ENSCO 110 are currently uncontracted.

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

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2013 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2013	2014	2015	Total(2)
ENSCO DS-8	107.6	53.8	379.2	—	540.6
ENSCO DS-9	105.0	52.5	369.1		526.6
ENSCO DS-10	103.0	—	103.0	309.0	515.0
ENSCO 110	41.0	—	—	164.5	205.5
ENSCO 121	43.8	178.2	—	—	222.0
ENSCO 122	49.0	—	198.2	—	247.2
	$449.4	$284.5	$1,049.5	$473.5	$2,256.9

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2013.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Based on our current projections, we expect capital expenditures during 2013 to include approximately $1.3 billion for newbuild construction, approximately $300 million for rig enhancement projects and approximately $250 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2013	December 31, 2012
Total debt	$4,791.1	$4,845.9
Total capital*	$17,384.2	$16,692.3
Total debt to total capital	27.6%	29.0%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

As of September 30, 2013, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of September 30, 2013, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our Five-Year Credit Facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our Five-Year Credit Facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of September 30, 2013 and December 31, 2012.

Revolving Credit

On May 7, 2013, we entered into a Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of September 30, 2013 and December 31, 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450 million 364-day revolving unsecured credit facility dated as of May 12, 2011.

Other Financing

As of September 30, 2013, we had an aggregate $153.2 million outstanding under our Maritime Administration bond issues due in 2015, 2016 and 2020, respectively. We make semiannual principal and interest payments on these bonds.

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2015.

During the second quarter of 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Other Commitments

We were contingently liable as of September 30, 2013 in the aggregate amount of $234.0 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2013, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$325.4	$487.1
Short-term investments	$—	$50.0
Working capital	$576.6	$734.2
Current ratio	1.6	1.7

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends or working capital requirements, from our cash and cash equivalents, operating cash flow, and, if necessary, funds borrowed under our commercial paper program and/or under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flow and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

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

In recent years, cap and trade initiatives to limit GHG emissions have been introduced in the European Union. Similarly, a number of bills related to climate change have been introduced in the U.S. Congress. If these or similar bills were to be adopted, such legislation could adversely impact many industries. However, it appears unlikely that comprehensive federal climate legislation will be passed by Congress in the foreseeable future. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap and trade programs. Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results or cash flows in a manner different than our competitors.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2013, we had cash flow hedges outstanding to exchange an aggregate $373.2 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $179.4 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2013 would approximate $18.9 million. Approximately $15.2 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions, in addition to a master netting agreement. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2012 included in our annual report on Form 10-K filed with the SEC on February 22, 2013. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

During the nine-month period ended September 30, 2013, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

During the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Pride has received preliminary inquiries from governmental authorities of certain countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our business. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our Company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2013, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2013.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the three-month period ended September 30, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	1,075	$57.52	—	$2,000,000,000
August 1 - August 31	13,729	$58.13	—	$2,000,000,000
September 1 - September 30	10,729	$55.22	—	$2,000,000,000
Total	25,533	$56.88	—

(1)
During the three-month period ended September 30, 2013, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During the second quarter of 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date: October 24, 2013	/s/ JAMES W. SWENT III
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