Form 10-K
period 2013-12-31
Ensco plc
filed 2014-02-26
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J5BQ (Zip Code)

Registrant's telephone number, including area code: +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Ordinary Shares, U.S. $0.10 par value	Name of each exchange on which registered New York Stock Exchange

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
Yes ☐        No ☒

The aggregate market value of the Class A ordinary shares (based upon the closing price on the New York Stock Exchange on June 30, 2013 of $58.12) of Ensco plc held by non-affiliates of Ensco plc at that date was approximately $11,730,723,000.

As of February 10, 2014, there were 233,568,357 Class A ordinary shares of Ensco plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2014 General Meeting of Shareholders are incorporated by reference into Part III of this report.

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

•	our ability to obtain financing and pursue other business opportunities may be limited by our debt levels and debt agreement restrictions;

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

We own the world's second largest offshore drilling rig fleet amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 74 rigs, including six rigs under construction, spanning most of the strategic, high-growth markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 45 jackup rigs.

Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include the U.S. Gulf of Mexico, Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

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
Acquisitions
We have grown our rig fleet through corporate acquisitions, rig acquisitions and new rig construction. A total of seven drillships, 11 semisubmersible rigs and 28 jackup rigs in our current fleet were obtained through the acquisitions of Penrod Holding Corporation during 1993, Dual Drilling Company during 1996, Chiles Offshore Inc. during 2002 and Pride International, Inc. ("Pride") during 2011.  During 2010, we acquired ENSCO 109, an ultra-high specification jackup rig constructed during 2008.

On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride, pursuant to which Pride became an indirect, wholly-owned subsidiary of Ensco plc.  The total consideration delivered in the Merger was $7.4 billion, consisting of $2.8 billion of cash, 85.8 million of Ensco American depositary shares ("ADS") with an aggregate value of $4.6 billion based on the closing price of Ensco ADSs of $53.32 on the Merger Date and the estimated fair value of $35.4 million of vested Pride employee stock options assumed by Ensco. The Merger added drillships to our asset base, increased our presence in Angola and Brazil as well as various other major offshore drilling markets and established our fleet as the world's second largest competitive offshore drilling rig fleet.
Drilling Rig Construction and Delivery
We remain focused on our long-established strategy of high-grading and expanding the size of our fleet.  During the three-year period ended December 31, 2013, we invested $3.0 billion in the construction of new drilling rigs.
We previously contracted Keppel FELS Limited ("KFELS") to construct seven ENSCO 8500 Series® ultra-deepwater semisubmersible rigs (the "ENSCO 8500 Series®" rigs) based on our proprietary design. The ENSCO 8500 Series® rigs are enhanced versions of ENSCO 7500 and are capable of drilling in up to 8,500 feet of water. ENSCO 8506, the final rig in the ENSCO 8500 Series®, was delivered during 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.
In connection with the Merger, we acquired seven drillships, two of which were under construction at the time of the Merger. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades and commenced drilling operations in Angola under a long-term contract during the first quarter of 2013. ENSCO DS-7 was delivered in September 2013 and commenced a long-term contract in Angola during the fourth quarter of 2013. These newbuild drillships are based on a Samsung Heavy Industries ("SHI") proprietary hull design capable of drilling in water depths of up to 10,000 feet of water.

During 2012, we entered into agreements with SHI to construct two additional ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). ENSCO DS-8 is currently uncontracted and scheduled for delivery during the third quarter of 2014. ENSCO DS-9 is currently scheduled for delivery during the fourth quarter of 2014 and is committed under a long-term contract. During 2013, we entered into an agreement with SHI to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015.

We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 120 was delivered in September 2013 and is expected to commence drilling operations under a long-term contract in the North Sea during the first quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and is expected to commence drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 122 is currently scheduled for delivery during the third quarter 2014 and is committed under a long-term drilling contract. During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

A substantial portion of our projected cash flows will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.7 billion of contract backlog and borrowing capacity under our commercial paper program and revolving credit facility provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during 2014 and beyond.
Divestitures
Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations, and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold five jackup rigs, one moored semisubmersible rig and our last remaining barge rig during the three-year period ended December 31, 2013. We sold two additional jackup rigs in January 2014.
Redomestication
Our predecessor, ENSCO International Incorporated ("Ensco Delaware"), was formed as a Texas corporation during 1975 and reincorporated in Delaware during 1987.  During 2009, we completed a reorganization of the corporate structure of the group of companies controlled by Ensco Delaware, pursuant to which an indirect, wholly-owned subsidiary merged with Ensco Delaware, and Ensco plc became our publicly-held parent company incorporated under English law (the "redomestication").

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
Contract Drilling Operations
Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We currently own an offshore drilling rig fleet of 74 rigs, including six rigs under construction. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 45 jackup rigs.  Of our 74 rigs, 20 are currently located in the North and South America region (excluding Brazil), seven are located in Brazil, 11 are located in the Europe and Mediterranean region, 16 are located in the Middle East and Africa region and 20 are located in the Asia Pacific rim region.

Our drilling rigs drill and complete oil and natural gas wells. Demand for our drilling services is based upon many factors beyond our control. See “Item 1A. Risk Factors - The success of our business largely depends on the level of activities in the oil and gas industry, which can be significantly affected by volatile oil and natural gas prices.”

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

Backlog Information
Our contract drilling backlog reflects firm commitments, typically represented by signed drilling contracts, and was calculated by multiplying the contracted day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables, bonus opportunities and amortization of drilling contract intangibles included in “Item 8. Financial Statements and Supplementary Data.” Contract backlog includes drilling contracts signed after each respective balance sheet date but prior to filing each of our annual reports on Form 10-K on February 26, 2014 and February 21, 2013, respectively.

The following table summarizes our contract backlog of business as of December 31, 2013 and 2012 (in millions):

	2013	2012

Floaters	$7,903.2	$8,278.3
Jackups	2,781.1	2,424.5
Other	59.2	145.1
Total	$10,743.5	$10,847.9

Our Floaters segment backlog declined by $375.1 million, primarily due to revenues realized during 2013, partially offset by new contract additions in Brazil, the U.S. Gulf of Mexico and the Mediterranean. Backlog for our Jackups segment increased by $356.6 million primarily due to new contract additions in the North Sea, partially offset by revenues realized during 2013. The following table summarizes our contract backlog of business as of December 31, 2013 and the periods in which such revenues are expected to be realized (in millions):

	2014	2015	2016	2017 and Beyond	Total
Floaters	$2,892.4	$2,183.6	$1,694.2	$1,133.0	$7,903.2
Jackups	1,515.4	861.8	363.2	40.7	2,781.1
Other	56.5	2.7	—	—	59.2
Total	$4,464.3	$3,048.1	$2,057.4	$1,173.7	$10,743.5

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

Drilling Contracts and Insurance Program

Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2014.

Our insurance program provides coverage in accordance with the policies' terms and conditions, to the extent not otherwise paid by the customer under the indemnification provisions of the drilling contract, for liability for well control events, third-party claims arising from named windstorms and other third-party claims relating to our operations, including wrongful death and other personal injury claims by our personnel as well as claims brought on behalf of individuals who are not our employees. Generally, our program provides liability coverage up to $740.0 million, with a per occurrence deductible of $10.0 million or less.

Well control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production. Our program provides coverage for third-party liability claims relating to pollution from a well control event up to $890.0 million per occurrence, with the first $150.0 million of such coverage also covering re-drilling of the well and well control costs. Our program also provides coverage for liability resulting from pollution originating from our rigs up to $740.0 million per occurrence. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage. In addition, our insurance program covers only sudden and accidental pollution.

Our insurance program also provides coverage for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig, and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million. With respect to hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage, our insurance program provides $800.0 million of aggregate coverage for ultra-deepwater drillship and semisubmersible hull and machinery losses with a $50.0 million per occurrence deductible. However, due to the significant premium, high deductible and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for windstorm damage to our eight jackup rigs in the U.S. Gulf of Mexico.

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

Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations under the contract when the source of the pollution originates from the well or reservoir, including clean-up and removal, third-party damages, and fines and penalties, including as a result of blow-outs or cratering of the well. In some drilling contracts, however, we may have liability for third-party damages (including punitive damages) resulting from such pollution or contamination caused by our gross negligence, or, in some cases, ordinary negligence, subject to negotiated caps on a per occurrence or per event basis and/or for the term of the contract or our indemnity may be limited or unenforceable under applicable law in cases of gross negligence or willful misconduct.  As a result, we may not be indemnified by our customers for losses or damages caused by pollution or contamination, and we could be liable for such losses or damages under applicable law and for fines and penalties imposed by regulatory authorities, each of which could be substantial.  In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate.

In certain cases, vendors who provide equipment or services to us limit their pollution liability to a specific monetary cap, and we assume the liability above that cap. Typically, in the case of original equipment manufacturers, the cap is a negotiated amount based on mutual agreement of the parties considering the risk profiles and thresholds of each party. However, for smaller vendors, the liability is usually limited to the value, or double the value, of the contract.

We generally indemnify the customer for legal and financial consequences of spills of waste oil, fuels, lubricants, motor oils, pipe dope, paint, solvents, ballast, bilge, garbage, debris, sewage, hazardous waste and other liquids, the discharge of which originates from our rigs or equipment above the surface of the water and in some cases from our subsea equipment. Our contracts generally provide that, in the event of any such spill from our rigs, we are responsible for fines and penalties.

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the date hereof and is general in nature. In addition, our drilling contracts are individually negotiated, and the degree of indemnification we receive from operators against the liabilities discussed above can vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated and the interpretation and enforcement of applicable law when the claim is adjudicated. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and such provisions may be unenforceable, void or limited by public policy considerations, primarily in situations where the cause of the underlying loss or damage is due to our gross negligence, where punitive damages are attributable to us, or where any fines and/or penalties are imposed directly against us, especially if the fines and/or penalties are punitive in nature. In addition, under the laws of certain jurisdictions, the courts may enforce an indemnity obligation between the contracting parties with respect to claims by a third party where the underlying claim is the result of gross negligence, but will not enforce an indemnity and allow a party to be indemnified for its gross negligence for claims of the other contracting party that is deemed to be a release. The question may ultimately need to be decided by a court or other proceeding taking into consideration the specific contract language, the facts and applicable laws. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to our contracts.

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During 2013, our five largest customers accounted for 45% of consolidated revenues, and Petrobras, our largest customer, accounted for 17% of consolidated revenues.
Competition
The offshore contract drilling industry is highly competitive. Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which contractor is awarded a contract, although quality of service, operational and safety performance, equipment suitability and availability, location of equipment, reputation and technical expertise also are factors.  We have numerous competitors in the offshore contract drilling industry that have significant resources.
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

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the U.K. Merchant Shipping Act 1995, Marpol 73/78, the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998 and other related legislation and regulations and the Oil Pollution Act of 1990 ("OPA 90"), as amended, The Clean Water Act, and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention, reporting and control and significantly expand liability, fine and penalty exposure across many segments of the oil and gas industry. Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Similar environmental laws apply in our other areas of operation. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance and could have a material adverse effect on our financial position, operating results and cash flows.

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
Non-U.S. Operations
Revenues from non-U.S. operations were 65%, 70% and 73% of our total consolidated revenues during 2013, 2012 and 2011, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

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

Executive Officers
Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our principal officers, including our executive officers:

Name	Age	Position
Daniel W. Rabun	59	Chairman, President and Chief Executive Officer
J. Mark Burns	57	Executive Vice President - Chief Operating Officer
James W. Swent III	63	Executive Vice President and Chief Financial Officer (principal financial officer)
Steven J. Brady	54	Senior Vice President - Western Hemisphere
John S. Knowlton	54	Senior Vice President - Technical
P. Carey Lowe	55	Senior Vice President - Eastern Hemisphere
David E. Hensel	47	Senior Vice President - Marketing
Brady K. Long	41	Vice President - General Counsel and Secretary
Robert W. Edwards, III	36	Controller (principal accounting officer)

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Daniel W. Rabun joined Ensco in March 2006 as President and as a member of the Board of Directors. Mr. Rabun was appointed to serve as our Chief Executive Officer effective January 1, 2007 and elected Chairman of the Board of Directors in 2007.  Prior to joining Ensco, Mr. Rabun was a partner at the international law firm of Baker & McKenzie LLP where he had practiced law since 1986, except for one year when he served as Vice President, General Counsel and Secretary of a company in Dallas, Texas. Mr. Rabun provided legal advice and counsel to us for over fifteen years before joining Ensco and served as one of our directors during 2001. He has been a Certified Public Accountant since 1976 and a member of the Texas Bar since 1983.  Mr. Rabun holds a Bachelor of Business Administration Degree in Accounting from the University of Houston and a Juris Doctorate Degree from Southern Methodist University. He also served as Chairman of the International Association of Drilling Contractors in 2012. On November 13, 2013, we announced Mr. Rabun's retirement. Mr. Rabun will continue to serve in his current role as Chairman of the Board of Directors, President and Chief Executive Officer until the Board of Directors has completed the succession process and a new Chief Executive Officer has been appointed. Mr. Rabun will remain Chairman and a member of the Board through at least the 2014 Annual General Meeting.

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

John S. Knowlton joined Ensco in 1998 and was appointed to his current position of Senior Vice President – Technical in May 2011. Prior to his current position, Mr. Knowlton served Ensco as Vice President – Engineering & Capital Projects, General Manager – North & South America, Operations Manager – Asia Pacific Rim, and Operations Manager overseeing the construction and operation of our first ultra-deepwater semisubmersible rig, ENSCO 7500. Before joining Ensco, Mr. Knowlton served in various domestic and international capacities with Ocean Drilling & Exploration Company and Diamond Offshore Drilling, Inc. Mr. Knowlton holds a Bachelor of Science Degree in Civil Engineering from Tulane University.

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

David E. Hensel joined Ensco in 2003 as Director - Marketing. Prior to his current position, he served as Vice President – North and South America (excluding Brazil), General Manager - Administration and Marketing of the Deepwater Business Unit and General Manager - Europe and Africa Business Unit. Before joining the Company, Mr. Hensel served in various senior management positions with Helmerich & Payne International Drilling and Nabors Industries. Mr. Hensel holds a Masters of Business Administration degree in Finance from Rice University and a Bachelor Degree in Materials and Logistic Management from Michigan State University.

Brady K. Long joined Ensco in 2011 as Vice President - General Counsel and Secretary in connection with the acquisition of Pride. Prior to joining Ensco, Mr. Long served as Vice President – General Counsel and Secretary with Pride from 2009 to 2011. He joined Pride in 2005 as Assistant General Counsel and served as Chief Compliance Officer from 2006 to 2009. Mr. Long previously practiced corporate and securities law for BJ Services Company and with the law firm of Bracewell & Giuliani LLP. He holds a Bachelor of Arts Degree from Brigham Young University and a Juris Doctorate Degree from The University of Texas School of Law.

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
Employees
We employed approximately 9,000 personnel worldwide as of February 1, 2014.  The majority of our personnel work on rig crews and are compensated on an hourly basis.

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

We may have difficulty obtaining or maintaining insurance in the future on terms we find acceptable and our insurance coverage may not protect us against all of the risks and hazards we face, including those specific to offshore operations.

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

We generally identify the operational hazards for which we will procure insurance coverage based on the likelihood of loss, the potential magnitude of loss, the cost of coverage, the requirements of our customer contracts and applicable legal requirements. Although we maintain what we believe to be an appropriate level of insurance covering hazards and risks we currently encounter during our operations, no assurance can be given that we will be able to obtain insurance against all potential risks and hazards.

Furthermore, our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes.
If we are unable to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable, we may choose to forgo insurance coverage and retain the associated risk of loss or damage

If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows.

The potential for U.S. Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.

Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have eight jackup rigs and eight floaters in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and two jackup rigs during 2008, with associated losses of contract revenues and potential liabilities.

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

Upon renewal of our annual insurance policies effective May 31, 2013, we obtained $800.0 million of aggregate coverage for floater hull and machinery losses arising from U.S. Gulf of Mexico windstorm damage with a $50.0 million per occurrence deductible. However, due to the significant premium, high deductible and limited coverage, we decided not to purchase windstorm insurance for our jackup rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for loss or damage of our eight jackup rigs in the U.S. Gulf of Mexico arising out of windstorm damage. Our limited windstorm insurance coverage exposes us to a significant level of risk due to jackup rig damage or loss related to severe weather conditions caused by U.S. Gulf of Mexico tropical storms or hurricanes.

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

Our annual insurance policies are up for renewal effective May 31, 2014, and any retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico tropical storms or hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of U.S. Gulf of Mexico tropical storms or hurricanes.

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

The success of our business largely depends on the level of activity in offshore oil and natural gas exploration, development and production. Oil and natural gas prices, and market expectations of potential changes in these prices, may significantly affect the level of drilling activity. An actual decline, or the perceived risk of a decline, in oil and/or natural gas prices could cause oil and gas companies to reduce their overall level of activity or spending, in which case demand for our services may decline and revenues may be adversely affected through lower rig utilization and/or lower day rates.  Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•	demand for oil and natural gas,

•	expectations regarding future energy prices,

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing,

•	the level of production by non-OPEC countries,

•	U.S. and non-U.S. tax policy,

•	laws and government regulations that limit, restrict or prohibit exploration and development of oil and natural gas in various jurisdictions,

•	advances in exploration and development technology,

•	disruption to exploration and development activities due to hurricanes and other severe weather conditions and the risk thereof,

•	the cost of exploring for, developing, producing and delivering oil and natural gas,

•	rate of discovery of new reserves,

•	local and international political, economic and weather conditions,

•	the development and exploitation of alternative fuels,

•
the worldwide military or political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or geographic areas in which we operate, or acts of terrorism, and

•	global economic conditions.
Any prolonged reduction in oil and natural gas prices will depress the levels of exploration, development and production activity. In addition, continued hostilities in foreign countries and the occurrence or threat of terrorist attacks against the United States or other countries could create downward pressure on the economies of the United States and other countries. Moreover, even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. Advances in onshore exploration and development technologies, particularly with respect to onshore shale plays, could result in our customers allocating more of their capital expenditure budgets to onshore exploration and production activities and less to offshore activities. These factors could cause our revenues and margins to decline, as a result of declines in utilization and day rates, and limit our future growth prospects. Any significant decrease in day rates or utilization of our rigs, particularly our high-specification floaters, could materially reduce our revenues and profitability. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts.

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

Historically, when drilling activity and spending decline, utilization and day rates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. The oversupply of drilling rigs will be exacerbated by the entry of newbuild rigs into the market. When idled or stacked, drilling rigs do not earn revenues, but continue to require cash expenditures for crews, fuel, insurance, berthing and associated items.

A decline in oil and natural gas prices, together with a deterioration of the global economy, could substantially reduce demand for drilling rigs and result in a material adverse effect on our financial position, operating results or cash flows.

We may incur asset impairments as a result of future declining demand for offshore drilling rigs.

As of December 31, 2013, the carrying value of our property and equipment totaled $14.3 billion, which represented 73% of our total assets. See Note 4 to our consolidated financial statements for additional information on our property and equipment.  We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. The offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when the supply/demand balance is restored. However, if the global economy were to deteriorate and/or the offshore drilling industry were to incur a significant prolonged downturn, impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

As of December 31, 2013, the carrying value of our goodwill totaled $3.3 billion, which represented 17% of total assets. See Note 1 to our consolidated financial statements for additional information on our goodwill. We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units, perform a qualitative assessment of the likelihood that a reporting unit’s carrying value exceeds its estimated fair value, and in certain circumstances estimate each reporting unit's fair value as of the testing date. In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization, day rates, expense levels, capital requirements and terminal values for each of our rigs. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium. If we determine the implied control premium is not reasonable, we adjust the discount rate or other assumptions used in our discounted cash flow model and reduce the estimated fair values of our reporting units. If the global economy were to deteriorate and the offshore drilling industry were to incur a significant prolonged downturn, our expectations of future cash flows may decline and could ultimately result in a goodwill impairment. Additionally, a significant decline in the market value of our shares could result in a goodwill impairment.

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

The supply of offshore drilling rigs has increased in recent years. There are 232 newbuild drillships, semisubmersibles and jackup rigs reported to be on order or under construction with delivery expected by the end of 2020.  Approximately 70 of these rigs are scheduled for delivery during 2014 representing an approximate 9% increase in the total worldwide fleet of offshore drilling rigs. There are no assurances that the market in general or a geographic region in particular will be able to fully absorb the supply of new rigs in future periods.

The increase in supply of offshore drilling rigs during 2014 and future periods could result in an oversupply of offshore drilling rigs and could cause a decline in utilization and/or day rates, a situation which could be exacerbated by a decline in demand for drilling rigs. Lower utilization and/or day rates in one or more of the regions in which we operate could adversely affect our revenues and profitability.

Certain events, such as limited availability or non-availability of insurance for certain perils in some geographic areas, rig loss or damage due to hurricanes, blowouts, craterings, punchthroughs and other operational events, may also impact the supply of rigs in a particular market and cause rapid fluctuations in utilization and day rates.

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

Revenues from non-U.S. operations were 65%, 70% and 73% of our total revenues during 2013, 2012 and 2011, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

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
We historically have maintained insurance coverage and obtained contractual indemnities that protect us from some, but not all, of the risks associated with our non-U.S. operations such as nationalization, deprivation, confiscation, political and war risks. However, there can be no assurance that any particular type of contractual or insurance protection will be available in the future or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates.  Moreover, we may initiate a self-insurance program through one or more captive insurance subsidiaries.  In circumstances where we have insurance protection for some or all of the risks associated with non-U.S. operations, such insurance may be subject to cancellation on short notice, and it is unlikely that we would be able to remove our rig or rigs from the affected area within the notice period. Accordingly, a significant event for which we are uninsured, underinsured or self-insured, or for which we have not received an enforceable contractual indemnity from a customer, could cause a material adverse effect on our financial position, operating results and cash flows.

We are subject to various tax laws and regulations in substantially all countries in which we operate or have a legal presence. We evaluate applicable tax laws and employ various business structures and operating strategies to obtain the optimal level of taxation on our revenues, income, assets and personnel. Actions by tax authorities that impact our business structures and operating strategies, such as changes to tax treaties, laws and regulations, or the interpretation or repeal of any of the foregoing, changes in the administrative practices and precedents of tax authorities, adverse rulings in connection with audits or otherwise, or other challenges may substantially increase our tax expense.

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

Our employees, contractors and agents may take actions in violation of our policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate. Any such violation, even if prohibited by our policies, could have a material adverse effect on our financial position, operating results or cash flows.

Rig construction, upgrade and enhancement projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our operating results. The risks are concentrated because our three ultra-deepwater drillships currently under construction are at a single shipyard in South Korea and our three jackup rigs currently under construction are at a single shipyard in Singapore.

There are 232 new offshore drilling rigs reported to be on order or under construction with expected delivery dates through 2020.  As a result, shipyards and third-party equipment vendors are under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays and/or equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction work or other unexpected difficulties including equipment failures, design or engineering problems that could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

We currently have three ultra-deepwater drillships and three jackup rigs under construction. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. Some of these expenditures are unplanned.

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

Two of our six rigs currently under construction have secured a drilling contract upon completion of construction. These rigs are scheduled to be delivered beginning in the second half of 2014 through first half of 2016.  There is no assurance that we will secure drilling contracts for these rigs or future rigs or that the drilling contracts we may be able to secure will be based upon rates and terms that will provide a reasonable rate of return on these investments. Our failure to secure contractual commitments for these rigs at rates and terms that result in a reasonable return upon completion of construction may result in a material adverse effect on our financial position, operating results and cash flows. With respect to our rigs under construction, we are subject to the risk of delays and other hazards that could impact the viability of the contracts and could have a material adverse effect on our financial position, operating results and cash flows.

Our drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.

We currently have 22 rigs contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. While we believe that the financial, commercial and risk allocation terms of these contracts and our operating safeguards mitigate these risks, we can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.

Legal and regulatory proceedings could affect us adversely.

We are involved in litigation, including various claims, disputes and regulatory proceedings that arise in the ordinary course of business, many of which are uninsured and relate to intellectual property, commercial, operational, employment, regulatory, or other activities.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption and are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") regulations, the U.K. Bribery Act ("UKBA"), other U.S. laws and regulations governing our international operations and similar laws in other countries.

In 2010, Pride and its subsidiaries resolved with the U.S. Department of Justice (“DOJ”) and the SEC their previously disclosed investigations into potential violations of the FCPA. However, Pride has received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our rigs or other assets. At this early stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our Company. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

Any violation of the FCPA, OFAC regulations, the UKBA or other applicable anti-corruption laws, by us, our affiliated entities or their respective officers, directors, employees and agents could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and could adversely affect our financial condition, results of operations, cash flows or our availability of funds under our revolving credit facility. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Increasing regulatory complexity could adversely impact the costs associated with our offshore drilling operations.

Increases in regulatory requirements, particularly in the U.S. Gulf of Mexico, could significantly increase our costs.  In recent years, we have seen several significant regulatory changes that have affected the way we operate in the U.S. Gulf of Mexico.

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. The U.S. Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"), and one of its successor agencies, the Bureau of Safety and Environmental Enforcement ("BSEE"), have issued guidelines for jackup rig fitness requirements during hurricane seasons, which shall be in effect through at least the 2014 hurricane season. As a result of these BOEMRE guidelines, jackup rigs in the U.S. Gulf of Mexico are required to operate with a higher air gap (the space between the water level and the bottom of the rig's hull) during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and gas companies operating in the U.S. Gulf of Mexico. BSEE may take other steps that could increase the cost of operations or reduce the area of operations. Implementation of BSEE guidelines and regulations may subject us to increased costs and limit the operational capabilities of our rigs.

Similarly, as a result of the Macondo well incident in the U.S. Gulf of Mexico, the U.S. Department of the Interior issued Notices to Lessees (“NTLs"), implementing new regulations applicable to drilling operations in the U.S. Gulf of Mexico. In 2011, BSEE issued an interim drilling safety rule formalizing many of the requirements in the NTLs. These regulations provide for certification and verification requirements applicable to drilling activities in the U.S. Gulf of Mexico, and requirements with respect to exploration, development and production activities in the U.S. Gulf of Mexico, including regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and compatibility of blowout preventers with drilling rigs and rig designs and testing of well control equipment (including third-party inspections), minimum requirements for personnel operating blowout preventers and training in deepwater well control and other safety regulations.

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

Also as a result of the Macondo well incident, BOEMRE and BSEE have promulgated regulations regarding safety and environmental management systems ("SEMS"). In 2013, BSEE adopted a final rule modifying the SEMS requirements. Although the SEMS requirements are directed primarily at operators, they have an indirect impact on contractors, including requirements for personnel training, written safe work practices and written agreements with operators regarding the application of the operators and contractors safety and environmental policies at the worksite. In addition, BSEE has stated that it is considering requiring contractors to have their own SEMS programs and that it might address that possibility in future rulemaking. The current SEMS regulations and the possibility of additional SEMS rules for contractors could expose us to increased costs.

In 2012, BSEE also issued an interim policy document for use by BSEE inspectors in issuing incidents of noncompliance (“INCs”) to contractors conducting operations under BSEE jurisdiction on the Outer Continental Shelf of the U.S. Gulf of Mexico. The stated purpose of the policy is to provide for consistency in application of BSEE enforcement authority by establishing guidelines for issuance of INCs to contractors in addition to operators. The policy indicates that BSEE's enforcement actions will continue to focus primarily on lessees and operators, but makes it clear that BSEE will “in appropriate circumstances” also issue INCs to contractors for serious violations of BSEE regulations. It also notes that BSEE began issuing INCs to contractors in 2011, following the Macondo incident. Further, the industry has adopted new standards, including API Standard 53 relating to the maintenance, inspection and testing of well control equipment. The imposition of INCs on contractors exposes us to fines and penalties for violation of BSEE regulations and the new standards expose us to increased costs and loss of revenue.

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

The loss of a significant customer could adversely affect us.

We provide our services to major international, government-owned and independent oil and gas companies.  During 2013, our five largest customers accounted for 45% of our consolidated revenues in the aggregate, with our largest customer representing 17% of our consolidated revenues.  Our financial position, operating results and cash flows may be materially adversely affected if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Failure to recruit and retain skilled personnel could adversely affect our operations and financial results.

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business. Competition for skilled and other labor has intensified as additional, more technically advanced, rigs are added to the worldwide fleet. There are 232 newbuild offshore drilling rigs reported to be on order or under construction with delivery expected by the end of 2020. These rigs will require more workers with specialized training and skills to operate. In periods of high utilization, it is more difficult and costly to recruit and retain qualified employees, especially in foreign countries that require a certain percentage of national employees. Competition for such personnel could increase our future operating expenses, with a resulting reduction in net income, or impact our ability to fully staff and operate our rigs. We may also incur additional costs to provide training for prospective employees for skilled positions on our newer rigs.

We may be required to maintain or increase existing levels of compensation to retain our skilled workforce, especially if our competitors raise their wage rates. Much of the skilled workforce is nearing retirement age, which may impact the availability of skilled personnel. We also are subject to potential legislative or regulatory action that may impact working conditions, paid time off or other conditions of employment. If such labor trends continue, they could further increase our costs or limit our ability to fully staff and operate our rigs and create the potential for more work stoppages, which may be beyond our control.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

A large percentage of our employees in non-U.S. markets are protected by collective bargaining agreements that require periodic salary negotiations, which usually result in higher personnel expenses and other benefits. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

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

The International Convention on Oil Pollution Preparedness, Response and Cooperation, Marpol 73/78, the U.K. Merchant Shipping Act 1995, the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998, and other related legislation and regulations and Oil Pollution Act of 1990 ("OPA 90"), the Clean Water Act and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention and control and significantly expand liability, fine and penalty exposure across many segments of the oil and gas industry. Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Although the OPA 90 provides for certain limits of liability, such limits are not applicable where there is any safety violation or where gross negligence is involved. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance and could have a material adverse effect on our financial position, operating results and cash flows. Further, remedies under the Clean Water Act and related legislation and the OPA 90 do not preclude claims under state regulations or civil claims for damages to third parties under state laws.

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

As of December 31, 2013, we had $4.8 billion in total debt outstanding, representing approximately 27% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

•	a portion of our cash flows from operations will be dedicated to the payment of principal and interest;

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
Our ability to maintain a sufficient level of liquidity to meet our financial obligations will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our future cash flows may be insufficient to meet all of our working capital requirements, debt obligations and contractual commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, or if available, such additional indebtedness or equity financing may not be available on a timely basis, or on terms acceptable to us and within the limitations specified in our then existing debt instruments. In addition, in the event we decide to sell assets, we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

We have historically made substantial capital and operating expenditures to maintain our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to expand our fleet, each of which could adversely affect our financial condition, result of operations and cash flows.

We have historically made substantial capital and operating expenditures to maintain our fleet. These expenditures could increase as a result of changes in:

•	offshore drilling technology

•	the cost of labor and materials;

•	customer requirements;

•	fleet size;

•	the cost of replacement parts for existing drilling rigs;

•	the geographic location of the drilling rigs;

•	length of drilling contracts;

•	governmental regulations and maritime self-regulatory organization and technical standards relating to safety, security or the environment; and

•	industry standards.

Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness. In addition, changes in governmental regulations, relating to safety or equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may require us to make additional unforeseen capital expenditures. As a result, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment. In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

Additionally, in order to expand our fleet, we may require additional capital in the future. If we are unable to fund capital with cash flows from operations or sales of non-core assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by changes in laws and regulations (or interpretation thereof) and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. If we raise funds by issuing equity securities, existing shareholders may experience dilution. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our financial condition, results of operations and cash flows.

Significant part or equipment shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.

Our reliance on third-party suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to potential volatility in the quality, prices and availability of such items. Certain high-specification parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider. Recent industry consolidation has reduced the number of available suppliers. A disruption in the deliveries from such third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers, thus adversely impacting our operations and revenues or increase our operating costs.

Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse effect on our financial position, results of operations or cash flows.

At December 31, 2013, the contract backlog associated with our operations was approximately $10.7 billion. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual day rate may be higher than the actual day rate we receive because of a number of factors, including rig downtime or suspension of operations. Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including:

•	breakdowns of equipment;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	surveys by government and maritime authorities;

•	periodic classification surveys;

•	severe weather, strong ocean currents or harsh operating conditions; and

•	force majeure events.

Liquidity issues could lead our customers to go into bankruptcy or could encourage our customers to seek to repudiate, cancel or renegotiate our drilling contracts for various reasons. Some of our drilling contracts permit early termination of the contract by the customer for convenience (without cause), generally exercisable upon advance notice to us and in some cases without making an early termination payment to us. There can be no assurances that our customers will be able to or willing to fulfill their contractual commitments to us. Our inability to realize the full amount of our contract backlog may have a material adverse effect on our financial position, results of operations or cash flows.

Our business will be adversely affected if we are unable to secure contracts on economically favorable terms.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. Our ability to renew expiring contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the day rates under any new contracts may be substantially below the existing day rates, which could adversely affect our revenues and profitability.

Our long-term contracts are subject to the risk of cost increases, which could adversely impact our profitability.

In general, our costs increase as the demand for contract drilling services and skilled labor increases. While many of our contracts include cost escalation provisions that allow changes to our day rate based on stipulated cost increases or decreases, the timing and amount earned from these day rate adjustments may differ from our actual increase in costs. During times of reduced demand, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity a drilling rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required.

Risks Related to Our Redomestication to the U.K.

There are risks associated with the issuance and trading of our Class A ordinary shares that were not associated with our ADSs.

In connection with the termination in May 2012 of our ADS facility and the conversion of our outstanding ADSs into Class A ordinary shares, we entered into arrangements with The Depository Trust Company ("DTC") whereby DTC has accepted such shares for deposit, book entry and clearing services. The facilities of DTC are widely-used for rapid electronic transfers of securities between participants within the DTC system, which include numerous major international financial institutions and brokerage firms.

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

We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.K., U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. If we are unable to mitigate the negative consequences of any change in law, audit or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.

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

Directors of a Delaware and other U.S. corporations may issue, without further shareholder approval, shares of common stock authorized in its certificate of incorporation that were not already issued or reserved.  The business corporation laws of Delaware and other U.S. states also provide substantial flexibility in establishing the terms of preferred stock. However, English law provides that a board of directors may only allot shares with the prior authorization of an ordinary resolution of the shareholders, which authorization must state the maximum amount of shares that may be allotted under it and specify the date on which it will expire, which must not be more than five years from the date on which the shareholder resolution is passed. An ordinary resolution was passed prior to the effective time of the redomestication in December 2009 to authorize the allotment of additional shares for a five-year term. As this authority will expire in December 2014, an ordinary resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to allot additional shares for an additional five-year term.

English law also generally provides shareholders pre-emption rights over new shares that are issued for cash. However, it is possible, where the board of directors is generally authorized to allot shares, to exclude pre-emption rights by a special resolution of the shareholders or by a provision in the articles of association. Such exclusion of pre-emption rights will cease to have effect when the general allotment authority to which it relates is revoked or expires. If the general allotment authority is renewed, the authority excluding pre-emption rights may also be renewed by a special resolution of the shareholders. A special resolution was passed, in conjunction with an allotment authority, to exclude pre-emption rights prior to the effective time of the redomestication in December 2009 for a five-year term. As this authority will expire in December 2014, a special resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to exclude pre-emption rights for an additional five-year term.

English law prohibits us from conducting "on-market purchases" as our shares will not be traded on a recognized investment exchange in the U.K. English law also generally prohibits a company from repurchasing its own shares by way of "off-market purchases" without the approval by a special resolution of the shareholders of the terms of the contract by which the purchase(s) is affected. Such approval may only last for a maximum period of five years after the date on which the resolution is passed. A special resolution was passed at the Company's annual shareholder meeting in May 2013 to permit the Company to make "off-market" purchases of its own shares pursuant to certain purchase agreements for a five-year term.

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

The Company is not subject to the U.K.'s Code on Takeovers and Mergers (the “Code”).

The Code only applies to an offer for a public company that is registered in the U.K. (or the Channel Islands or the Isle of Man) and securities of which are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Takeover Panel to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the "residency test." The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Panel will look to where the majority of the directors of the company are themselves resident for the purposes of determining where the company has its place of central management and control. Accordingly, the Code does not currently apply to the Company and the Company therefore does not have the benefit of the protections the Code affords, including, but not limited to, the requirement that a person who acquires an interest in shares carrying 30% or more of the voting rights in the Company must make a cash offer to all other shareholders at the highest price paid in the 12 months before the offer was announced.

English law requires that we meet certain additional financial requirements before we declare dividends and return funds to shareholders.

Under English law, we are only able to declare dividends and return funds to our shareholders out of the accumulated distributable reserves on our statutory balance sheet. Distributable reserves are a company’s accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Realized profits are created through the remittance of profits of certain subsidiaries to our parent company in the form of dividends.

English law also provides that a public company can only make a distribution if, among other things (a) the amount of its net assets (that is, the total excess of assets over liabilities) is not less than the total of its called up share capital and non-distributable reserves and (b) if, and to the extent that, the distribution does not reduce the amount of its net assets to less than that total.

We may be unable to remit the profits of our subsidiaries in a timely or tax efficient manner. If at any time we do not have sufficient distributable reserves to declare and pay quarterly dividends, we may undertake a reduction in the capital of the Company to reduce the amount of our share capital and non-distributable reserves and to create a corresponding increase in our distributable reserves out of which future distributions to shareholders can be made. To comply with English law, a reduction of capital would be subject to (a) approval of shareholders at the annual shareholder meeting by special resolution; (b) confirmation by an order of the English Courts and (c) the Court order being delivered to and registered by the Registrar of Companies in England. If we were to pursue a reduction of capital of the Company as a course of action, and failed to obtain the necessary approvals from shareholders and the English Courts, we may undertake other efforts to allow the Company to declare dividends and return funds to shareholders.

The U.K. government has proposed changes to the taxation of oil and gas bareboat chartering which could adversely affect our financial position, results of operations and cash flows.

The U.K. government has proposed tax reforms to ensure that more of the profits generated by offshore drilling contractors in the U.K. are subject to U.K. taxation. As currently proposed, the reforms would limit the amount of certain types of lease payments that can be deducted for U.K. tax purposes. In addition, the reforms would prohibit taxable profits from operations on the U.K. Continental Shelf from being reduced by unrelated losses or expenses. If the proposed tax reforms are implemented, they could adversely affect our financial position, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet by reportable segment as of February 26, 2014:

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Customer
Floaters
ENSCO DS-1	Drillship	1999/2012	Dynamically Positioned	6,000'/30,000'	Angola	TOTAL
ENSCO DS-2	Drillship	1999	Dynamically Positioned	6,000'/30,000'	Angola	TOTAL
ENSCO DS-3	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	BP
ENSCO DS-4	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Brazil/Gulf of Mexico	BP/Mobilizing
ENSCO DS-5	Drillship	2011	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	Petrobras/Repsol
ENSCO DS-6	Drillship	2012	Dynamically Positioned	10,000'/40,000'	Angola	BP
ENSCO DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Angola	TOTAL
ENSCO DS-8	Drillship(2)	2014	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO DS-9	Drillship(1)	2014	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO DS-10	Drillship(2)	2015	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO 5000	Semisubmersible	1973/1995/2008	Neptune Pentagon	2,300'/25,000'	South Africa	Warm stacked
ENSCO 5001	Semisubmersible	1977/1999/2009	Sonat	5,000'/25,000'	South Africa	PetroSA
ENSCO 5002	Semisubmersible	1975/2001	Aker H-3	1,000'/25,000'	Vietnam	Mobilizing
ENSCO 5004	Semisubmersible	1982/2001	F&G Enhanced Pacesetter	1,500'/25,000'	Malta	Contract Preparations/Mellitah
ENSCO 5005	Semisubmersible	1982	F&G Enhanced Pacesetter	1,500'/25,000'	Singapore	Shipyard
ENSCO 5006	Semisubmersible	1999	Bingo 8000	6,200'/25,000'	Cyprus	Mob/Inpex
ENSCO 6000	Semisubmersible	1987/1996	Dynamically Positioned	3,400'/12,000'	Brazil	Petrobras
ENSCO 6001	Semisubmersible	2000/2010	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6002	Semisubmersible	2001/2009	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6003	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6004	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 7500	Semisubmersible	2000	Dynamically Positioned	8,000'/30,000'	Brazil	Petrobras
ENSCO 8500	Semisubmersible	2008	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko/Eni
ENSCO 8501	Semisubmersible	2009	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Noble Energy
ENSCO 8502	Semisubmersible	2010/2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Stone
ENSCO 8503	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Shipyard/Marathon
ENSCO 8504	Semisubmersible	2011	Dynamically Positioned	8,500'/35,000'	Malaysia	Shell/TOTAL
ENSCO 8505	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko/Apache/Noble Energy
ENSCO 8506	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko

Jackups
ENSCO 52	Jackup	1983/1997/2013	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Murphy
ENSCO 53	Jackup	1982/2009	F&G L-780 MOD II-C	300'/25,000'	Abu Dhabi	NDC
ENSCO 54	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	India	BG/Saudi Aramco
ENSCO 56	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	Indonesia	Pertamina
ENSCO 58	Jackup	1981/2002	F&G L-780 MOD II	250'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 67	Jackup	1976/2005	MLT 84-CE	400'/30,000'	Indonesia	Pertamina
ENSCO 68	Jackup	1976/2004	MLT 84-CE	400'/30,000'	Gulf of Mexico	Chevron
ENSCO 70	Jackup	1981/1996	Hitachi K1032N	250'/30,000	United Kingdom	Shipyard/RWE Dea/Maersk
ENSCO 71	Jackup	1982/1995/2012	Hitachi K1032N	225'/25,000'	Denmark	Maersk
ENSCO 72	Jackup	1981/1996	Hitachi K1025N	225'/25,000'	Denmark	Maersk

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
Jackups
ENSCO 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Fieldwood
ENSCO 76	Jackup	2000	MLT Super 116-C	400'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 80	Jackup	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	Shipyard
ENSCO 81	Jackup	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Stone
ENSCO 82	Jackup	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Energy XXI
ENSCO 83	Jackup	1979/2007	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 84	Jackup	1981/2005/2012	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 85	Jackup	1981/1995/2012	MLT 116-C	300'/25,000'	Malaysia	Shipyard
ENSCO 86	Jackup	1981/2006	MLT 82-SD-C	250'/30,000'	Gulf of Mexico	ExxonMobil
ENSCO 87	Jackup	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Fieldwood
ENSCO 88	Jackup	1982/2004	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 89	Jackup	1982/2005	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 90	Jackup	1982/2002	MLT 82-SD-C	250'/25,000'	Gulf of Mexico	Ankor
ENSCO 91	Jackup	1980/2001/2012	Hitachi Zosen	270'/20,000'	Saudi Arabia	Saudi Aramco
ENSCO 92	Jackup	1982/1996	MLT 116-C	225'/25,000'	Netherlands	Tullow
ENSCO 93	Jackup	1982/2008	MLT 82-SD-C	250'/25,000'	Mexico	Pemex
ENSCO 94	Jackup	1981/2001/2013	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 96	Jackup	1982/1997/2012	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 97	Jackup	1980/1997/2012	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 98	Jackup	1977/2003	MLT 82 SD-C	250'/25,000'	Mexico	Pemex
ENSCO 99	Jackup	1985/2005	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	Energy XXI
ENSCO 100	Jackup	1987/2009	MLT 150-88-C	350'/30,000	United Kingdom	Ithaca
ENSCO 101	Jackup	2000	KELFS MOD V-A	400'/30,000'	United Kingdom	BP
ENSCO 102	Jackup	2002	KELFS MOD V-A	400'/30,000'	United Kingdom	ConocoPhillips
ENSCO 104	Jackup	2002	KELFS MOD V-B	400'/30,000'	Singapore	ENI/Mitra
ENSCO 105	Jackup	2002	KELFS MOD V-B	400'/30,000'	Malaysia	Shell
ENSCO 106	Jackup	2005	KELFS MOD V-B	400'/30,000'	Malaysia	Newfield
ENSCO 107	Jackup	2006	KELFS MOD V-B	400'/30,000'	Singapore	Shipyard/OMV
ENSCO 108	Jackup	2007	KELFS MOD V-B	400'/30,000'	Thailand	PTTEP
ENSCO 109	Jackup	2008	KELFS MOD V-Super B	350'/35,000'	Australia	PTTEP
ENSCO 110	Jackup(2)	2015	KELFS MOD V-B	400'/30,000'	Singapore	Under construction(3)
ENSCO 120	Jackup(1)	2013	KFELS Super A	400'/40,000'	United Kingdom	Nexen
ENSCO 121	Jackup(1)	2013	KFELS Super A	400'/40,000'	United Kingdom	Mob/Wintershall
ENSCO 122	Jackup(1)	2014	KFELS Super A	400'/40,000'	Singapore	Under construction(3)
ENSCO 123	Jackup(2)	2016	KFELS Super A	400'/40,000'	Singapore	Under construction(3)

(1)
ENSCO DS-9 is currently scheduled for delivery during the fourth quarter of 2014 and is committed under a long-term contract in the U.S. Gulf of Mexico. ENSCO 120 was delivered in September 2013 and is expected to commence drilling operations in the North Sea during the first quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and is expected to commence drilling operations during the second quarter of 2014. ENSCO 122 is currently scheduled for delivery during the third quarter of 2014 and is committed under a long-term contract in the North Sea.

(2)
We currently are marketing ENSCO DS-8, ENSCO DS-10, ENSCO 110 and ENSCO 123 and anticipate they will be contracted in advance of delivery. For additional information on our rigs under construction, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)	Rig currently is under construction. The "year built" provided is based on the current construction schedule.

The equipment on our drilling rigs includes engines, drawworks, derricks, pumps to circulate drilling fluid, well control systems, drill string and related equipment. The engines power a top-drive mechanism that turns the drill string and drill bit so that the hole is drilled by grinding subsurface materials, which are then returned to the rig by the drilling fluid. The intended water depth, well depth and drilling conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling project.

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

Over the life of a typical rig, many of the major systems are replaced due to normal wear and tear or technological advancements in drilling equipment. We believe all of our rigs are in good condition. As of February 26, 2014, we owned all of the rigs in our fleet. We also manage the drilling operations for two rigs owned by a third-party.

We lease our executive offices in London, England in addition to office space in Houston, Texas, Angola, Australia, Denmark, Dubai, Indonesia, Korea, Malaysia, Mexico, Saudi Arabia, Scotland, Singapore, Switzerland and several additional international locations. We own offices and other facilities in Louisiana, Brazil, France and Scotland.

Item 3.  Legal Proceedings

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the FCPA with the DOJ and the SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. In November 2012, the DOJ moved (i) to dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) to terminate the unsupervised probation of Pride Forasol, S.A.S. The Court granted the motions.

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

In December 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. The settlements are subject to the approval of a special master to be appointed by the Court. While we believe the special master's recommendations will be accepted by the plaintiffs and approved by the Court, there can be no assurances as to the ultimate outcome.
We intend to vigorously defend against the remaining claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and, therefore, available information regarding the nature of all pending claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2013, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $250,000 liability related to these matters was included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2013.

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

Market Information
The following table provides the high and low sales price of our American depositary shares ("ADSs"), each representing one Class A ordinary share, par value U.S. $0.10 per share, until May 22, 2012 and of our Class A ordinary shares thereafter for each period indicated during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013 High	$65.82	$64.14	$61.96	$62.25	$65.82
2013 Low	$56.78	$51.01	$53.64	$53.49	$51.01

2012 High	$59.90	$55.66	$61.48	$60.73	$61.48
2012 Low	$46.28	$41.63	$45.95	$53.53	$41.63

On May 22, 2012, we terminated our ADS facility and converted our outstanding ADSs into Class A ordinary shares on a one-for-one basis. Our Class A ordinary shares are traded on the NYSE under the ticker symbol "ESV." In connection with the conversion, many of our shareholders now hold shares electronically, all of which are owned by a nominee of The Depository Trust Company. We had 73 holders of record of our shares on February 1, 2014.

Dividends

The following table provides the quarterly cash dividend per share declared and paid during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013	$.50	$.50	$.50	$.75	$2.25
2012	$.375	$.375	$.375	$.375	$1.50

We currently intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements.

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

These paragraphs may not relate to certain classes of holders or beneficial owners of shares, such as our employees or directors, persons who are connected with us, insurance companies, charities, collective investment schemes, pension schemes, trustees or persons who hold shares other than as an investment, or U.K. resident individuals who are not domiciled in the U.K. or who are subject to split-year treatment.

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

U.K. Income Tax - An individual shareholder who is resident in the U.K. may, depending on his or her individual circumstances, be subject to U.K. income tax on dividends received from us. An individual shareholder who is not resident in the U.K. will not be subject to U.K. income tax on dividends received from us, unless that shareholder carries on (whether alone or in partnership) any trade, profession or vocation through a branch or agency in the U.K. and shares are used by, or held by or for, that branch or agency. In these circumstances, the non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to U.K. income tax on dividends received from us.

The rate of U.K. income tax payable with respect to dividends received by higher rate taxpayers in the tax year 2013/2014 is 32.5%. Individuals whose total income subject to income tax exceeds £150,000 will be subject to income tax in respect of dividends in excess of that amount at the rate of 37.5% in the tax year 2013/2014. An individual's dividend income is treated as the top slice of his or her total income subject to income tax.  Individual shareholders who are resident in the U.K. will be entitled to a tax credit equal to one-ninth of the amount of the dividend received from us, which will be taken into account in computing the gross amount of the dividend subject to income tax. The tax credit will be credited against the relevant shareholder's liability (if any) to income tax on the gross amount of the dividend. An individual shareholder who is not subject to U.K. income tax on dividends received from us will not be entitled to claim payment of the tax credit in respect of such dividends. The right to a tax credit for an individual shareholder who is not resident in the U.K. will depend on his or her individual circumstances.

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

The main rate of corporation tax payable with respect to dividends received from us in the financial year 2014 is 21%, although small companies may be entitled to claim the small company's rate of tax. If dividends paid by us fall within any of the exemptions from U.K. corporation tax set out in Part 9A of the U.K. Corporation Tax Act 2009, the receipt of the dividend by a corporate shareholder generally will be exempt from U.K. corporation tax. Generally, the conditions for one or more of those exemptions from U.K. corporation tax on dividends paid by us should be satisfied, although the conditions that must be satisfied in any particular case will depend on the individual circumstances of the relevant corporate shareholder.

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

U.K. Capital Gains Tax - A disposal of shares by an individual shareholder who is resident in the U.K. may, depending on his or her individual circumstances, give rise to a taxable capital gain or an allowable loss for the purposes of U.K. capital gains tax (“CGT”). An individual shareholder who temporarily ceases to be resident or ordinarily resident in the U.K. for a period of less than five years and who disposes of his or her shares during that period of temporary non-residence may be liable to CGT on a taxable capital gain accruing on the disposal on his or her return to the U.K. under certain anti-avoidance rules.

An individual shareholder who is not resident in the U.K. will not be subject to CGT on capital gains arising on the disposal of their shares, unless that shareholder carries on a trade, profession or vocation in the U.K. through a branch or agency in the U.K. and the shares were acquired, used in or for the purposes of the branch or agency or used in or for the purposes of the trade, profession or vocation carried on by the shareholder through the branch or agency. In these circumstances, the relevant non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to CGT on chargeable gains arising from a disposal of his or her shares. The rate of CGT in the tax year 2013/2014 is 18% for basic rate taxpayers and 28% for higher and additional rate taxpayers.

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

The financial year for U.K. corporation tax purposes runs from April 1 to March 31. The main rate of U.K. corporation tax on chargeable gains is 23% in the financial year 2013 and 21% in the financial year 2014, although small companies may be entitled to claim the small companies rate of tax. Corporate shareholders will be entitled to an indexation allowance in computing the amount of a chargeable gain accruing on a disposal of the shares, which will provide relief for the effects of inflation by reference to movements in the U.K. retail price index.

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

Issuer Purchases of Equity Securities

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	2,765	$55.47	—	$2,000,000,000
November 1 - November 30	4,592	$58.16	—	$2,000,000,000
December 1 - December 31	4,347	$58.80	—	$2,000,000,000
Total	11,704	$57.76	—

(1)
During the quarter ended December 31, 2013, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
In May 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Performance Chart

The chart below presents a comparison of the five-year cumulative total return, assuming $100 invested on December 31, 2008 and the reinvestment of dividends, for our shares, the Standard & Poor's 500 Stock Price Index and the Dow Jones U.S. Oil Equipment & Services Index.*

	12/08	12/09	12/10	12/11	12/12	12/13

Ensco plc	100.00	141.11	193.48	174.60	226.81	227.37
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Oil Equipment & Services	100.00	165.15	210.29	184.16	184.76	237.25
____________________________________

* $100 invested on December 31, 2008 in shares or index, including reinvestment of dividends for each fiscal year ending December 31.

Item 6.  Selected Financial Data

The financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions, except per share amounts)
Consolidated Statement of Income Data
Revenues	$4,919.8	$4,300.7	$2,797.7	$1,674.2	$1,859.0
Operating expenses
Contract drilling (exclusive of depreciation)	2,402.5	2,028.0	1,449.1	741.8	693.5
Depreciation	611.9	558.6	408.9	210.4	182.8
General and administrative	146.8	148.9	158.6	86.1	64.0
Operating income	1,758.6	1,565.2	781.1	635.9	918.7
Other (expense) income, net	(100.1)	(98.6)	(57.9)	18.2	8.8
Provision for income taxes	225.6	244.4	115.4	97.2	178.6
Income from continuing operations	1,432.9	1,222.2	607.8	556.9	748.9
(Loss) income from discontinued operations, net(2)	(5.0)	(45.5)	(2.2)	29.0	35.6
Net income	1,427.9	1,176.7	605.6	585.9	784.5
Net income attributable to noncontrolling interests	(9.7)	(7.0)	(5.2)	(6.4)	(5.1)
Net income attributable to Ensco	$1,418.2	$1,169.7	$600.4	$579.5	$779.4
Earnings (loss) per share – basic
Continuing operations	$6.10	$5.24	$3.10	$3.86	$5.24
Discontinued operations	(0.02)	(0.19)	(0.01)	0.20	0.24
	$6.08	$5.05	$3.09	$4.06	$5.48
Earnings (loss) per share - diluted
Continuing operations	$6.09	$5.23	$3.09	$3.86	$5.24
Discontinued operations	(0.02)	(0.19)	(0.01)	0.20	0.24
	$6.07	$5.04	$3.08	$4.06	$5.48
Net income attributable to Ensco shares - Basic and Diluted	$1,403.1	$1,157.4	$593.5	$572.1	$769.7
Weighted-average shares outstanding
Basic	230.9	229.4	192.2	141.0	140.4
Diluted	231.1	229.7	192.6	141.0	140.5
Cash dividends per share	$2.25	$1.50	$1.40	$1.08	$0.10

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions)
Consolidated Balance Sheet (as of period end) and Cash Flow Statement Data
Working capital	$487.9	$734.2	$348.7	$1,087.7	$1,167.9
Total assets	19,472.9	18,565.3	17,898.8	7,051.5	6,747.2
Long-term debt, net of current portion	4,718.9	4,798.4	4,877.6	240.1	257.2
Ensco shareholders' equity	12,791.6	11,846.4	10,879.3	5,959.5	5,499.2
Cash flows from operating activities of continuing operations	1,980.3	2,200.2	731.8	807.0	1,176.4

(1)	Includes the results of Pride from the Merger Date.

(2)	See Note 11 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our Business

We own the world's second largest offshore drilling rig fleet amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 74 rigs, including six rigs under construction, spanning most of the strategic, high-growth markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 45 jackup rigs.

Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include Australia, Brazil, the Mediterranean, Mexico, the Middle East, the North Sea, Southeast Asia, the U.S. Gulf of Mexico and West Africa.

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

Utilization and day rates stabilized during 2011 as deepwater permitting activity increased in the U.S. Gulf of Mexico and global demand for shallow-water and deepwater drilling improved. During 2012, the permitting process in the U.S. Gulf of Mexico continued to improve and demand growth for floater and jackup rigs resulted in increased utilization and day rates. Day rates strengthened further during 2013 as demand remained strong in most regions, due in part to favorable commodity prices and the announcement of new oil and gas discoveries in regions around the world.

Since factors that affect offshore exploration and development spending are beyond our control and because rig demand can change quickly, it is difficult for us to predict future industry conditions, demand trends or future operating results. Periods of low rig demand often result in excess rig supply, which generally results in reductions in utilization and day rates; conversely, periods of high rig demand often result in a shortage of rigs, which generally results in increased utilization and day rates.

Drilling Rig Supply

During the current newbuild cycle, various industry participants ordered the construction of 381 new drillships, semisubmersible rigs and jackup rigs, 149 of which were delivered during the last three years.

Worldwide rig supply in the Floaters segment continues to increase as a result of newbuild construction programs. Currently there are 99 newbuild drillships and semisubmersible rigs under construction, over 30 of which are scheduled for delivery during 2014.  Approximately half of all newbuild floater rigs scheduled for delivery during 2014 are contracted.  We expect these newbuild floaters to be absorbed into the market; however, utilization and day rates for less capable floaters will likely be negatively impacted.

Worldwide rig supply in the Jackups segment continues to increase as a result of newbuild construction programs.  Currently there are 133 newbuild jackup rigs under construction, over 35 of which are scheduled for delivery during 2014. The majority of all newbuild jackup rigs scheduled for delivery during 2014 are not contracted.  Although we expect these newbuild jackup rigs to be absorbed into the market, utilization and day rates in certain regions may come under pressure in the near to intermediate term depending upon the rate at which older jackups are retired.

Rig loss or damage due to hurricanes, blowouts, craterings, punchthroughs and other operational events, and the limited availability of insurance for certain perils in some geographic regions, may impact the supply of offshore drilling rigs in a particular market and cause fluctuations in utilization and day rates.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet.  During the three-year period ended December 31, 2013, we invested $3.0 billion in the construction of new drilling rigs.

We previously contracted Keppel FELS Limited ("KFELS") to construct seven ENSCO 8500 Series® ultra-deepwater semisubmersible rigs based on our proprietary design. The ENSCO 8500 Series® rigs are enhanced versions of ENSCO 7500 and are capable of drilling in up to 8,500 feet of water. ENSCO 8506, the final rig in the ENSCO 8500 Series®, was delivered during 2012 and commenced drilling operations in the U.S. Gulf of Mexico under a long-term contract during the first quarter of 2013.

In connection with the Merger, we acquired seven drillships, two of which were under construction at the time of the Merger. ENSCO DS-6 was delivered in January 2012, underwent customer specified upgrades and commenced drilling operations in Angola under a long-term contract during the first quarter of 2013. ENSCO DS-7 was delivered in September 2013 and commenced a long-term contract in Angola during the fourth quarter of 2013. These newbuild drillships are based on a Samsung Heavy Industries ("SHI") proprietary hull design capable of drilling in up to 10,000 feet of water.

During 2012, we entered into agreements with SHI to construct two additional ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). ENSCO DS-8 is currently uncontracted and scheduled for delivery during the third quarter of 2014. ENSCO DS-9 is currently scheduled for delivery during the fourth quarter of 2014 and is committed under a long-term contract. During 2013, we entered into an agreement with SHI to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015.

We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 120 was delivered in September 2013 and is expected to commence drilling operations under a long-term contract in the North Sea during the first quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and is expected to commence drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 122 is currently scheduled for delivery during the third quarter 2014 and is committed under a long-term drilling contract.

During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and a fourth ultra-premium harsh environment jackup rig in the ENSCO 120 Series (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

A substantial portion of our projected cash flows will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.7 billion of contract backlog and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during 2014 and beyond.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold five jackup rigs, one moored semisubmersible rig and our last remaining barge rig during the three-year period ended December 31, 2013. See Note 17 to our consolidated financial statements for information about two additional jackup rigs sold in January 2014.

Segment Highlights

Floaters

Operating results for our Floaters segment improved during 2013, primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations as well as a full year of operations for ENSCO 8505. During the first quarter of 2013, ENSCO 8506 and ENSCO DS-6 commenced drilling operations under long-term contracts at day rates of approximately $530,000. ENSCO 8505 commenced drilling operations under a long-term contract during the second quarter of 2012 at a day rate of approximately $475,000.

ENSCO DS-7 was delivered in September 2013 and commenced a long-term contract in Angola during the fourth quarter of 2013. The day rate averages approximately $648,000 over the term of the contract. In January 2014, ENSCO DS-9 was contracted to ConocoPhillips and is expected to commence a long-term contract in the U.S. Gulf of Mexico during the third quarter of 2015 at an average day rate of approximately $550,000.
ENSCO 8501 received a one-year contract extension from Noble Energy in the U.S. Gulf of Mexico that commenced in August 2013 at a day rate of approximately $525,000. ENSCO 5004 was contracted to Mellitah during the third quarter of 2013 and is expected to commence drilling operations in the Mediterranean during the second quarter of 2014 at an average day rate of approximately $310,000 over the term of the contract.

ENSCO 6001 and ENSCO 6002 received five-year contract extensions from Petrobras in Brazil that commenced in June and July 2013, respectively, at day rates of approximately $370,000, significantly higher than the day rates earned under the expiring contracts.
During 2013, we entered into an agreement with SHI to construct our eighth ultra-deepwater drillship, ENSCO DS-10, which is currently uncontracted and scheduled for delivery during the third quarter of 2015.

 Jackups

An increase in average day rates resulted in improved operating results for our Jackups segment during 2013. In particular, premium jackup rigs earned significantly higher day rates during 2013 due to increasing customer demand for more technically capable rigs. The jackup market remains tight, and as of December 31, 2013, all of our marketed jackup rigs were contracted.

In the U.S. Gulf of Mexico, multiple jackup rigs were contracted for longer terms and higher day rates than the expiring contracts. Energy XXI extended the ENSCO 82 contract for one year through September 2014 and the ENSCO 99 contract for nine months through July 2014. Both rigs will receive higher day rates under the contract extensions. Chevron contracted ENSCO 68 and ENSCO 81 for one year and 11 month terms, respectively, at day rates of approximately $145,000, significantly higher than the day rates earned under the expiring contracts. Additionally, Fieldwood extended the ENSCO 87 contract for one year through January 2015 at a day rate of approximately $147,000.
The jackup market was also strong in other regions. ENSCO 54 was contracted to Saudi Aramco in the Middle East through October 2017 at an average day rate of approximately $115,000. ENSCO 105 was contracted to Shell in Malaysia through November 2014 at a day rate of approximately $161,000.
Ultra-premium harsh environment jackup rigs ENSCO 120 and ENSCO 121 were delivered during 2013. ENSCO 120 is expected to commence drilling operations under a long-term contract in the North Sea at a day rate of approximately $230,000 during the first quarter of 2014. ENSCO 121 is expected to commence drilling operations under a long-term contract in the North Sea at a day rate of approximately $230,000 during the second quarter of 2014.
In response to strong demand, we recently entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter 2015 and second quarter 2016, respectively. Both of these rigs are currently uncontracted.

BUSINESS ENVIRONMENT

Floaters

Demand for high-specification floaters is expected to remain healthy during 2014. We believe commodity prices will remain at favorable levels making it economic for customers to continue to drill. Approximately two-thirds of wells in progress are focused on development, and recent discoveries are anticipated to prompt additional appraisal and development drilling. Increasing rig supply from newbuild floaters and rigs coming off contract is expected to temper utilization, day rates and contract duration, but retirements of older, less capable floaters should alleviate some of this pressure. Drilling contractors will likely be challenged to contract older, less capable floaters that are not retired.

Rig supply in the U.S. Gulf of Mexico is expected to increase as more than 12 rigs will mobilize to the region during 2014. Although the majority of these newbuild rigs are contracted, utilization for existing floaters in the region may be negatively impacted, and some of these rigs may mobilize to other regions. In Mexico, the government is taking steps to expand deepwater drilling that could lead to incremental demand in future years.

We believe there will be incremental demand in Brazil as customers come to the market for rigs to drill their new exploration acreage awarded in licensing rounds held during 2013. Petrobras has open tenders and inquiries to contract floaters, and contract extension negotiations for multiple rigs with contracts expiring in 2015 are ongoing.

In West Africa, multiple newbuild drillships are projected to enter the region during 2014; however, these rigs are expected to be absorbed by incremental demand. We expect demand in the Asia Pacific market to remain stable, with incremental requirements in Australia, Indonesia, Myanmar and Vietnam.

Supply and demand in the North Sea market are balanced, and we believe there will be incremental demand for harsh environment floaters. The Mediterranean market is also expected to present additional drilling opportunities.

Jackups

Demand for jackups is robust, supporting current day rates and contract terms. Utilization for the worldwide jackup fleet continues to be strong. Utilization and day rates in certain regions may come under pressure as more newbuild rigs enter the market, however, retirements of older jackups should balance the market.

Demand is strong in the U.S. Gulf of Mexico, and we expect a balanced market during 2014. The national oil company of Mexico, Petróleos Mexicanos ("PEMEX"), continues to expand its rig fleet, and we believe there will be incremental demand in Mexico as PEMEX contracts additional jackups.

The Asia Pacific market remains balanced, and the majority of contracted newbuild rigs being built in the region will mobilize to other regions during 2014 to begin their initial contracts. Uncontracted newbuild rigs scheduled for delivery from Asian shipyards during 2014 may put pressure on utilization and day rates in the region depending upon the rate at which older jackups are retired.

The Middle East market is expected to remain strong, and we believe there will be incremental demand from operators in the region. Demand in West Africa increased during 2013, and there are currently open tenders for incremental rigs for multi-year terms.

We expect the North Sea market to remain tight. Significant contracted backlog exists for 2014, and operators are issuing tenders to secure rigs for work beginning in 2015 and beyond.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Revenues	$4,919.8	$4,300.7	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	2,402.5	2,028.0	1,449.1
Depreciation	611.9	558.6	408.9
General and administrative	146.8	148.9	158.6
Operating income	1,758.6	1,565.2	781.1
Other expense, net	(100.1)	(98.6)	(57.9)
Provision for income taxes	225.6	244.4	115.4
Income from continuing operations	1,432.9	1,222.2	607.8
Loss from discontinued operations, net	(5.0)	(45.5)	(2.2)
Net income	1,427.9	1,176.7	605.6
Net income attributable to noncontrolling interests	(9.7)	(7.0)	(5.2)
Net income attributable to Ensco	$1,418.2	$1,169.7	$600.4

Revenues and operating income increased by $619.1 million, or 14%, and $193.4 million, or 12%, respectively, for the year ended December 31, 2013 as compared to the prior year. The increase in revenues and operating income was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates across our existing fleet, partially offset by a decline in utilization for our Floaters segment. The increase in operating income was also partially offset by an increase in personnel costs and, to a lesser extent, the favorable settlement of third-party claims during the prior year which reduced contract drilling expense. See below for additional information on our results by segment.

The liquidity of OGX Petróleo e Gás Participações S.A. ("OGX") deteriorated during the second half of 2013, and on October 30, 2013, OGX filed for bankruptcy protection in Brazil. We did not recognize revenue for drilling services provided to OGX during the second half of 2013 as we concluded collectability of these amounts was not reasonably assured. Additionally, we recognized a $14.6 million provision for doubtful accounts during the year ended December 31, 2013 for receivables related to drilling services provided through June 30, 2013. Our receivables with OGX were fully reserved on our consolidated balance sheet as of December 31, 2013.

During 2012, excluding an increase of $826.6 million in revenues and $354.3 million in operating income attributable to the impact of the Merger, revenues and operating income increased by $676.4 million, or 38%, and $429.8 million, or 81%, respectively, as compared to the prior year. The increase in revenues and operating income was primarily due to newbuild additions to the Floaters segment and an increase in utilization and average day rates for existing rigs in our Floaters and Jackups segments. See below for additional information on our operating results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future periods as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table sets forth our offshore drilling rigs by reportable segment and rigs under construction as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
Floaters(1)	26	25	22
Jackups(1)	44	42	42
Under construction(1)(2)	6	6	7
Total(3)	76	73	71

(1)
During 2013, we accepted delivery of one ultra-deepwater drillship (ENSCO DS-7) and two ultra-premium harsh environment jackup rigs (ENSCO 120 and ENSCO 121). ENSCO DS-7 commenced a long-term contract during the fourth quarter of 2013. ENSCO 120 is expected to commence drilling operations under a long-term contract during the first quarter of 2014, and ENSCO 121 is expected to commence drilling operations under a long-term contract during the second quarter of 2014.

During 2012, we accepted delivery of two ultra-deepwater semisubmersible rigs (ENSCO 8505 and ENSCO 8506) and one ultra-deepwater drillship (ENSCO DS-6). ENSCO 8505 commenced drilling operations under a long-term contract during the second quarter of 2012. ENSCO 8506 and ENSCO DS-6 commenced drilling operations under long-term contracts during the first quarter of 2013.

(2)
During 2013, we entered into an agreement with SHI to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015. During 2013, we also entered into agreements with KFELS to construct one premium jackup rig (ENSCO 110) and one ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter 2015 and second quarter 2016, respectively. Both of these rigs are currently uncontracted.

During 2012, we entered into agreements with SHI to construct our sixth and seventh ultra-deepwater drillships (ENSCO DS-8 and ENSCO DS-9). ENSCO DS-8 is currently uncontracted and scheduled for delivery during third quarter of 2014. ENSCO DS-9 is committed under a long-term drilling contract and is scheduled for delivery during the fourth quarter of 2014.

(3)	The total number of rigs for each period excludes rigs reclassified as discontinued operations.

The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for each of the years in the three-year period ended December 31, 2013:

	2013	2012	2011
Rig Utilization(1)
Floaters	80%	87%	80%
Jackups	88%	89%	80%
Total	85%	88%	80%
Average Day Rates(2)
Floaters	$407,187	$358,336	$339,017
Jackups	122,900	106,212	98,249
Total	$223,099	$193,407	$160,717

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

Operating Income

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for each of the years in the three-year period ended December 31, 2013 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."

Year Ended December 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$3,109.5	$1,735.2	$75.1	$4,919.8	$—	$4,919.8
Operating expenses
Contract drilling (exclusive of depreciation)	1,509.4	834.6	58.5	2,402.5	—	2,402.5
Depreciation	441.9	163.5	—	605.4	6.5	611.9
General and administrative	—	—	—	—	146.8	146.8
Operating income (loss)	$1,158.2	$737.1	$16.6	$1,911.9	$(153.3)	$1,758.6

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,707.8	$1,510.1	$82.8	$4,300.7	$—	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	1,225.1	741.8	61.1	2,028.0	—	2,028.0
Depreciation	382.3	167.4	—	549.7	8.9	558.6
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$1,100.4	$600.9	$21.7	$1,723.0	$(157.8)	$1,565.2

Year Ended December 31, 2011

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,532.8	$1,212.5	$52.4	$2,797.7	$—	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	785.1	621.1	42.9	1,449.1	—	1,449.1
Depreciation	235.9	168.6	—	404.5	4.4	408.9
General and administrative	—	—	—	—	158.6	158.6
Operating income (loss)	$511.8	$422.8	$9.5	$944.1	$(163.0)	$781.1

Floaters

During 2013, Floater revenues increased by $401.7 million, or 15%, as compared to the prior year. The increase in revenues was primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013 and commencement of ENSCO 8505 drilling operations during the second quarter of 2012. To a lesser extent, the increase in revenues was attributable to an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization, primarily due to ENSCO 5005, which was in the shipyard for a capital enhancement project during 2013, shipyard related downtime incurred by ENSCO DS-2 and downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs during the first quarter of 2013. ENSCO 5000, which was warm stacked during 2013, and ENSCO 5002 and ENSCO 5004 drilling services provided to OGX that were not recognized as revenue also adversely impacted utilization.

Contract drilling expense increased by $284.3 million, or 23%, as compared to the prior year, primarily due to the additions to our Floater fleet and increased personnel costs. These increases were partially offset by lower contract drilling expense for ENSCO 5005, which was in the shipyard for a capital enhancement project during 2013. The prior year also included the favorable settlement of third-party claims which reduced contract drilling expense by $63.3 million. Depreciation expense increased by $59.6 million, or 16%, primarily due to the aforementioned additions to our Floater fleet.

During 2012, excluding an increase of $785.9 million attributable to the impact of the Merger, Floater revenues increased by $389.1 million, or 67%, as compared to the prior year. The increase in revenues was primarily due to commencement of ENSCO 8503, ENSCO 8504 and ENSCO 8505 drilling operations during the first and third quarters of 2011 and the second quarter of 2012, respectively. Increased utilization, primarily attributable to ENSCO 7500, which was undergoing a shipyard enhancement project during 2011, and an increase in average day rates, also contributed to the increase in revenues. The increase in average day rates was primarily attributable to ENSCO 8502 and ENSCO 8503, which were sublet during 2011 before commencing original two-year contracts in the U.S. Gulf of Mexico in June 2011 and January 2012, respectively.

Excluding an increase of $319.9 million attributable to the impact of the Merger, contract drilling expense increased by $120.1 million, or 53%, as compared to the prior year, primarily due to the additions to our Floater fleet and completion of the ENSCO 7500 shipyard enhancement project as previously noted. The increase in contract drilling expense attributable to the impact of the Merger is net of $63.3 million related to the favorable settlement of third-party claims during 2012. Depreciation expense increased by $27.0 million, or 34%, excluding an increase of $119.4 million in expense attributable to the impact of the Merger. The increase in depreciation expense was primarily due to the aforementioned additions to our Floater fleet and depreciation on ENSCO 7500 enhancements completed in late 2011.

Jackups

During 2013, Jackup revenues increased by $225.1 million, or 15%, as compared to the prior year. The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, North Sea and Southeast Asia. Contract drilling expense increased by $92.8 million, or 13%, as compared to the prior year, primarily due to increased personnel costs.

During 2012, excluding $10.4 million of revenues attributable to the impact of the Merger, Jackup revenues increased by $287.2 million, or 24%, as compared to the prior year.  The increase in revenues was primarily due to an increase in utilization to 89% from 80% in the prior year and an 8% increase in average day rates. Increased utilization and average day rates were primarily attributable to increased drilling activity in the Middle East, North Sea, Southeast Asia and Australia. As a result, certain previously cold stacked rigs were reactivated and commenced drilling operations under long-term contracts.

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

Reconciling Items

During 2012, general and administrative expense declined $9.7 million, or 6%, as compared to the prior year, primarily due to professional fees incurred during 2011 in connection with the Merger, partially offset by a general increase in costs as a result of the Merger and lease termination costs associated with our former U.S. administrative office in Dallas, TX.

Other Income (Expense), Net

The following table summarizes other income (expense), net, for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Interest income	$16.6	$22.8	$17.2
Interest expense, net:
Interest expense	(226.5)	(229.4)	(176.1)
Capitalized interest	67.7	105.8	80.2
	(158.8)	(123.6)	(95.9)
Other, net	42.1	2.2	20.8
	$(100.1)	$(98.6)	$(57.9)

During 2013, interest income declined as compared to the prior year due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts. Interest income increased during 2012 as compared to the prior year due to the acquisition of the aforementioned amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts in connection with the Merger.

Interest expense during 2013 was comparable to the prior year as the outstanding principal balances associated with our long-term debt instruments remained consistent with the prior year. Interest expense increased during 2012 as compared to the prior year primarily due to an increase in average outstanding debt resulting from $1.9 billion aggregate principal amount of debt assumed in connection with the Merger and, to a lesser extent, our March 2011 public offering of $2.5 billion aggregate principal amount of senior notes.

Interest expense capitalized during 2013 declined $38.1 million, or 36%, as compared to the prior year, due to a decline in the average outstanding amount of capital invested in newbuild construction. ENSCO 8506 and ENSCO DS-6 were placed into service in the first quarter of 2013, and ENSCO 8505 was placed into service during the second quarter of 2012. Interest expense capitalized during 2012 increased $25.6 million, or 32%, as compared to the prior year, due to the aforementioned increase in average outstanding debt and an increase in the average outstanding amount of capital invested in drilling rigs that were acquired in connection with the Merger while under construction.

During 2013, we received a $30.6 million reimbursement from the Mexican tax authority with respect to the tax authority's draw on letters of credit issued by an Ensco subsidiary for the benefit of Seahawk Drilling Inc. ("Seahawk") under a credit support agreement executed in connection with the 2009 spin-off of Seahawk. The reimbursement was included in other, net in our consolidated statement of income for the year ended December 31, 2013.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $6.4 million, net foreign currency exchange losses of $3.5 million and net foreign currency exchange gains of $16.9 million were included in other, net, in our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

Net unrealized gains of $6.2 million and $2.8 million and net unrealized losses of $300,000 from marketable securities held in our supplemental executive retirement plans ("SERP") were included in other, net, in our consolidated statements of income for the year ended December 31, 2013, 2012 and 2011, respectively. The fair value measurement of our marketable securities held in the SERP is discussed in Note 3 to our consolidated financial statements.

A net gain of $4.8 million associated with the sale of our auction rate securities was included in other, net, in our consolidated statement of income for the year ended December 31, 2011.

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

Income tax expense was $225.6 million, $244.4 million and $115.4 million, and our consolidated effective income tax rate was 13.6%, 16.7% and 15.9% during the years ended December 31, 2013, 2012 and 2011, respectively. Our consolidated effective income tax rate for 2013 includes the impact of various discrete tax items. The majority of discrete tax expense recognized during 2013 was attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority and a $7.0 million increase in the valuation allowance on U.S. foreign tax credits resulting from a restructuring transaction in December 2013. Our consolidated effective income tax rate for 2012 also includes the impact of various discrete tax items. The majority of discrete tax expense recognized during 2012 was attributable to $51.2 million of income tax expense associated with the restructuring of certain subsidiaries of the acquired company in December 2012 and net income tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the years ended December 31, 2013 and 2012 was 12.7% and 12.2%, respectively. The increase in our consolidated effective income tax rate, excluding discrete tax items, was due to the change in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with higher tax rates.
Our consolidated effective income tax rate for 2011 includes the impact of various discrete tax items. The majority of discrete tax expense recognized during 2011 was attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the year ended December 31, 2011 was 15.1%. The decrease in our 2012 consolidated effective income tax rate, excluding discrete tax items, to 12.2% from 15.1% in 2011 was due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries in 2011 and changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in tax jurisdictions with lower tax rates.

Discontinued Operations
Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations, and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold the following rigs during the three-year period ended December 31, 2013 (in millions):

Rig	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax (Loss)/Gain(3)
Pride Pennsylvania	March 2013	Jackups	$15.5	$15.7	$(.2)
ENSCO 5003	December 2012	Floaters	68.2	89.4	(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
ENSCO 95	June 2011	Jackups	41.5	28.8	12.7
			$203.0	$204.5	$(1.5)
(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of income for each of the years in the three-year period ended December 31, 2013 and previously were included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) The pre-tax (loss)/gain was included in loss from discontinued operations, net in our consolidated statements of income in the year of sale. Income tax expense of $900,000 and $10.9 million was recognized in connection with the sale of assets during the years ended December 31, 2013 and December 31, 2011, respectively. There was no net income tax expense recognized in connection with the sale of assets during the year ended December 31, 2012.

During 2012, we classified jackup rig Pride Pennsylvania as held for sale, and the rig was written down to fair value less estimated cost to sell. We recognized a $2.5 million loss for assets classified as held for sale during the year ended December 31, 2012.

The following table summarizes loss from discontinued operations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Revenues	$—	$6.7	$45.0
Operating expenses	6.5	44.3	44.4
Operating (loss) income	(6.5)	(37.6)	.6
Other income	.3	1.3	.2
Income tax benefit (expense)	2.3	7.3	(4.8)
(Loss) gain on disposal of discontinued operations, net	(1.1)	(16.5)	1.8
Loss from discontinued operations	$(5.0)	$(45.5)	$(2.2)

Debt and interest expense are not allocated to our discontinued operations.

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike. We have incurred $3.6 million in professional fees in connection with this matter, which we have applied against our $10.0 million per occurrence deductible under our liability insurance policy.

We recently reached an agreement in principle to settle with the pipeline owner for $9.6 million. Accordingly, we recorded a $6.4 million charge for our remaining obligation under our liability insurance policy in loss from discontinued operations in our consolidated statement of income for the year ended December 31, 2013. The remaining $3.2 million will be settled by our underwriters. See Note 12 to our consolidated financial statements for additional information on the ENSCO 74 loss.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we have historically relied on our cash flows from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flows have been invested in the expansion and enhancement of our fleet of drilling rigs, through newbuild construction and upgrade projects, and the return of capital to shareholders through dividend payments.

We expect that our operating cash flows will be dedicated to finance newbuild construction and upgrade projects and service our long-term debt. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. Based on our balance sheet and current contractual backlog of $10.7 billion, we believe future capital project, debt service and dividend payment obligations will primarily be funded from future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

During the three-year period ended December 31, 2013, our primary source of cash was an aggregate $4.9 billion generated from operating activities of continuing operations, $2.5 billion in proceeds from the issuance of our senior notes and $203.0 million in proceeds from rig sales.  Our primary uses of cash during the same period included $4.3 billion for the construction, enhancement and other improvement of our drilling rigs, including $3.0 billion invested in our newbuild construction, $2.8 billion paid for the cash consideration of the Merger, $1.2 billion for dividend payments and $308.3 million for long-term debt payments.

Detailed explanations of our liquidity and capital resources for each of the years in the three-year period ended December 31, 2013 are set forth below.

Cash Flows and Capital Expenditures

Our cash flows from operating activities of continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2013 were as follows (in millions):

	2013	2012	2011
Cash flows from operating activities of continuing operations	$1,980.3	$2,200.2	$731.8
Capital expenditures on continuing operations:
New rig construction	$1,282.5	$1,298.3	$394.0
Rig enhancements	241.9	294.1	176.9
Minor upgrades and improvements	254.8	209.8	158.1
	$1,779.2	$1,802.2	$729.0

During 2013, cash flows from continuing operations declined by $219.9 million, or 10%, as compared to the prior year.  The decrease primarily resulted from a $420.0 million increase in cash payments related to contract drilling expenses, a $118.3 million increase in cash payments for income taxes, a $40.2 million increase in cash payments for interest and a $28.8 million increase in cash payments related to general and administrative expenses, partially offset by a $366.8 million increase in cash receipts from contract drilling services.

Cash payments during 2013 related to contract drilling and general and administrative expenses were generally higher than the prior year due in part to the full year impact of the Pride acquisition on certain annual payments made during 2013. Annual payments made during the year ended December 31, 2012 were based on seven months of acquired company operating activity.

Cash receipts from contract drilling services associated with customer reimbursed capital upgrades and mobilizations which are amortized to revenue over the term of the related contract totaled $260.0 million for the year ended December 31, 2012 as compared to $70.0 million for the year ended December 31, 2013.

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

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the three-year period ended December 31, 2013, we invested $3.0 billion in the construction of new drilling rigs and an additional $712.9 million enhancing the capability and extending the useful lives of our existing fleet.

A substantial portion of our projected cash flows will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.7 billion of contract backlog and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during 2014 and beyond.

Based on our current projections, we expect capital expenditures during 2014 to include approximately $1.4 billion for newbuild construction, approximately $570.0 million for rig enhancement projects and approximately $300.0 million for minor upgrades and improvements.  Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios as of December 31, 2013, 2012 and 2011 are summarized below (in millions, except percentages):

	2013	2012	2011
Total debt	$4,766.4	$4,845.9	$5,050.1
Total capital*	17,558.0	16,692.3	15,929.4
Total debt to total capital	27.1%	29.0%	31.7%

* Total capital includes total debt plus Ensco shareholders' equity.

 Senior Notes

In March 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the "Notes") in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), dated March 17, 2011, and a supplemental indenture between us and the Trustee, dated March 17, 2011. The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

Upon consummation of the Merger, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (the "Acquired Notes"). Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all obligations of Pride with respect to the Acquired Notes.  See Note 15 to our consolidated financial statements for additional information on the guarantee of the Acquired Notes.

We may redeem each series of the Notes and Acquired Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The indentures governing both the Notes and Acquired Notes contain customary events of default, including failure to pay principal or interest on the Notes and Acquired Notes when due, among others. The indentures governing both the Notes and Acquired Notes also contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion.  Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our Five-Year Credit Facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our Five-Year Credit Facility. The proceeds of such financings may be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance.  The weighted-average interest rate on our commercial paper borrowings was 0.35% and 0.44% during 2013 and 2012, respectively.  The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2013 and 2012.

Revolving Credit

On May 7, 2013, we entered into the Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2013 and 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450.0 million 364-day revolving unsecured credit facility dated as of May 12, 2011. We had no amounts outstanding under the 364-Day Credit Facility as of December 31, 2012.

Other Financing

As of December 31, 2013, we had $150.0 million of 7.2% debentures outstanding that require semiannual interest payments due in 2027. We also make semiannual principal and interest payments on an aggregate $135.7 million outstanding under our Maritime Administration bond issues due in 2015, 2016 and 2020 with fixed interest rates ranging from 4.24% to 6.36%.

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2015.

In May 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Contractual Obligations

We have various contractual commitments related to our new rig construction and rig enhancement agreements, long-term debt and operating leases. We expect to fund these commitments from future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility.  The actual timing of our new rig construction and rig enhancement payments may vary based on the completion of various milestones, which are beyond our control.  The following table summarizes our significant contractual obligations as of December 31, 2013 and the periods in which such obligations are due (in millions):

	Payments due by period
	2014	2015 and 2016	2017 and 2018	Thereafter	Total
New rig construction agreements	$1,061.4	$687.3	$—	$—	$1,748.7
Principal payments on long-term debt	47.5	1,067.2	9.0	3,359.0	4,482.7
Interest payments on long-term debt	247.6	472.2	420.0	938.7	2,078.5
Operating leases	36.9	30.4	19.1	63.7	150.1
Rig enhancement agreements	94.2	—	—	—	94.2
Total contractual obligations(1)	$1,487.6	$2,257.1	$448.1	$4,361.4	$8,554.2

(1)
Contractual obligations do not include $169.0 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2013.  We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Contractual obligations do not include foreign currency forward contracts ("derivatives"). As of December 31, 2013, we had derivatives outstanding to exchange an aggregate $585.0 million U.S. dollars for various foreign currencies.  As of December 31, 2013, our consolidated balance sheet included a net derivative asset of $1.8 million.  All of our outstanding derivatives mature during the next 18 months.
a

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commitments include letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2013, we had not been required to make collateral deposits with respect to these agreements. The following table summarizes our other commitments as of December 31, 2013 (in millions):

	Commitment expiration by period
	2014	2015 and 2016	2017 and 2018	Thereafter	Total
Letters of Credit	$28.2	$62.6	$140.9	$—	$231.7
Surety bonds	.4	.2	—	—	.6
Total commitments	$28.6	$62.8	$140.9	$—	$232.3

Liquidity

Our liquidity position as of December 31, 2013, 2012 and 2011 is summarized below (in millions, except ratios):

	2013	2012	2011
Cash and cash equivalents	$165.6	$487.1	$430.7
Short-term investments	50.0	50.0	4.5
Working capital	487.9	734.2	348.7
Current ratio	1.5	1.7	1.3

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends or working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, funds borrowed under our commercial paper program and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

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

Beginning this year, the Companies Act 2006 (Strategic and Directors' Reports) Regulations 2013 now requires all quoted U.K. companies to report their annual GHG emissions in the company's directors' report. Additionally, in recent years, cap and trade initiatives to limit GHG emissions have been introduced in the European Union. Similarly, a number of bills related to climate change have been introduced in the U.S. Congress. If these or similar bills were to be adopted, such legislation could adversely impact many industries. However, it appears unlikely that comprehensive federal climate legislation will be passed by Congress in the foreseeable future. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap and trade programs. Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. If Congress undertakes comprehensive tax reform in the future, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results or cash flows in a manner different than our competitors.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of December 31, 2013, we had cash flow hedges outstanding to exchange an aggregate $376.1 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $208.9 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2013 would approximate $24.2 million. Approximately $18.1 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

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

Property and Equipment

As of December 31, 2013, the carrying value of our property and equipment totaled $14.3 billion, which represented 73% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Our fleet of 26 floater rigs, exclusive of three rigs under construction, represented 67% of the gross cost and 73% of the net carrying amount of our depreciable property and equipment as of December 31, 2013.  Our floater rigs are depreciated over useful lives ranging from 15 to 35 years.  Our fleet of 44 jackup rigs, exclusive of three rigs under construction, represented 23% of the gross cost and 15% of the net carrying amount of our depreciable property and equipment as of December 31, 2013.  Our jackup rigs are depreciated over useful lives ranging from 10 to 30 years.  The following table provides an analysis of estimated increases and decreases in depreciation expense that would have been recognized for the year ended December 31, 2013 for various assumed changes in the useful lives of our drilling rigs effective January 1, 2013:

Increase (decrease) in useful lives of our drilling rigs	Estimated (decrease) increase in depreciation expense that would have been recognized (in millions)
10%	$(54.8)
20%	(94.6)
(10%)	53.5
(20%)	124.4

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

If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium which includes a comparison to implied control premiums from recent market transactions within our industry or other relevant benchmark data. To the extent that the implied control premium based on the aggregate fair value of our reporting units is not reasonable, we adjust the discount rate or other assumptions used in our discounted cash flow model and reduce the estimated fair values of our reporting units.

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

Based on a qualitative assessment performed as of December 31, 2013 for our annual goodwill impairment test, we concluded it was more-likely-than-not that the fair value of our reporting units exceeded their carrying amount and there was no impairment of goodwill. However, if the market value of our shares declines for a prolonged period, and if management's judgments and assumptions regarding future industry conditions and operations diminish, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in a goodwill impairment for our Floaters reporting unit.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions.  As of December 31, 2013, our consolidated balance sheet included a $295.0 million net deferred income tax liability, a $63.1 million liability for income taxes currently payable and a $169.0 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

We operate in several jurisdictions where tax laws relating to the offshore drilling industry are not well developed. In jurisdictions where available statutory law and regulations are incomplete or underdeveloped, we obtain professional guidance and consider existing industry practices before utilizing tax planning strategies and meeting our tax obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("Update 2013-11"), an amendment to FASB ASC Topic 740. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. Update 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. We will adopt the accounting standard on a prospective basis effective January 1, 2014. We do not expect the adoption to have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited the accompanying consolidated balance sheets of Ensco plc and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ensco plc and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ensco plc's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014, expressed an unqualified opinion on the effectiveness of Ensco plc's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

    We have audited Ensco plc's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Ensco plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ensco plc and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2014

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$4,919.8	$4,300.7	$2,797.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	2,402.5	2,028.0	1,449.1
Depreciation	611.9	558.6	408.9
General and administrative	146.8	148.9	158.6
	3,161.2	2,735.5	2,016.6
OPERATING INCOME	1,758.6	1,565.2	781.1
OTHER INCOME (EXPENSE)
Interest income	16.6	22.8	17.2
Interest expense, net	(158.8)	(123.6)	(95.9)
Other, net	42.1	2.2	20.8
	(100.1)	(98.6)	(57.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,658.5	1,466.6	723.2
PROVISION FOR INCOME TAXES
Current income tax expense	219.4	226.4	134.9
Deferred income tax expense (benefit)	6.2	18.0	(19.5)
	225.6	244.4	115.4
INCOME FROM CONTINUING OPERATIONS	1,432.9	1,222.2	607.8
LOSS FROM DISCONTINUED OPERATIONS, NET	(5.0)	(45.5)	(2.2)
NET INCOME	1,427.9	1,176.7	605.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9.7)	(7.0)	(5.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,418.2	$1,169.7	$600.4
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$6.10	$5.24	$3.10
Discontinued operations	(0.02)	(0.19)	(0.01)
	$6.08	$5.05	$3.09
EARNINGS (LOSS) PER SHARE - DILUTED
Continuing operations	$6.09	$5.23	$3.09
Discontinued operations	(0.02)	(0.19)	(0.01)
	$6.07	$5.04	$3.08

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$1,403.1	$1,157.4	$593.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	230.9	229.4	192.2
Diluted	231.1	229.7	192.6

CASH DIVIDENDS PER SHARE	$2.25	$1.50	$1.40
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$1,427.9	$1,176.7	$605.6
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(5.8)	8.7	.1
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	2.0	—	(5.5)
Other	1.9	2.8	2.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	(1.9)	11.5	(2.5)

COMPREHENSIVE INCOME	1,426.0	1,188.2	603.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9.7)	(7.0)	(5.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,416.3	$1,181.2	$597.9

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value amounts)

	December 31,
ASSETS	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$165.6	$487.1
Accounts receivable, net	855.7	811.4
Other	513.9	425.4
Total current assets	1,535.2	1,723.9
PROPERTY AND EQUIPMENT, AT COST	17,498.5	15,737.1
Less accumulated depreciation	3,187.5	2,591.5
Property and equipment, net	14,311.0	13,145.6
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	352.7	421.8
	$19,472.9	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$341.1	$357.8
Accrued liabilities and other	658.7	584.4
Current maturities of long-term debt	47.5	47.5
Total current liabilities	1,047.3	989.7
LONG-TERM DEBT	4,718.9	4,798.4
DEFERRED INCOME TAXES	362.1	351.7
OTHER LIABILITIES	545.7	573.4
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 239.5 million and 237.7 million shares issued as of December 31, 2013 and 2012	24.0	23.8
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of December 31, 2013 and 2012	.1	.1
Additional paid-in capital	5,467.2	5,398.7
Retained earnings	7,327.3	6,434.7
Accumulated other comprehensive income	18.2	20.1
Treasury shares, at cost, 6.0 million shares and 5.3 million shares	(45.2)	(31.0)
Total Ensco shareholders' equity	12,791.6	11,846.4
NONCONTROLLING INTERESTS	7.3	5.7
Total equity	12,798.9	11,852.1
	$19,472.9	$18,565.3

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$1,427.9	$1,176.7	$605.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	5.0	45.5	2.2
Depreciation expense	611.9	558.6	408.9
Share-based compensation expense	50.3	53.2	47.7
Amortization of intangibles and other, net	(22.5)	(27.1)	(39.7)
Settlement of warranty and other claims	(11.0)	(57.9)	—
Deferred income tax expense (benefit)	6.2	18.0	(19.5)
Other	15.0	6.0	(.9)
Changes in operating assets and liabilities	(102.5)	427.2	(272.5)
Net cash provided by operating activities of continuing operations	1,980.3	2,200.2	731.8
INVESTING ACTIVITIES
Additions to property and equipment	(1,779.2)	(1,802.2)	(729.0)
Purchases of short-term investments	(50.0)	(90.0)	(4.5)
Maturities of short-term investments	50.0	44.5	—
Advance payment received on sale of assets	33.0	—	—
Acquisition of Pride International Inc., net of cash acquired	—	—	(2,656.0)
Other	6.0	3.2	5.3
Net cash used in investing activities of continuing operations	(1,740.2)	(1,844.5)	(3,384.2)
FINANCING ACTIVITIES
Cash dividends paid	(525.6)	(348.1)	(292.3)
Reduction of long-term borrowings	(47.5)	(47.5)	(213.3)
Proceeds from exercise of share options	22.3	35.8	39.9
Debt financing costs	(4.6)	—	(31.8)
Commercial paper borrowings, net	—	(125.0)	125.0
Equity issuance reimbursement (cost)	—	66.7	(70.5)
Proceeds from issuance of senior notes	—	—	2,462.8
Other	(21.7)	(17.4)	(15.7)
Net cash (used in) provided by financing activities	(577.1)	(435.5)	2,004.1
DISCONTINUED OPERATIONS
Operating activities	.2	(13.1)	.4
Investing activities	15.5	147.3	28.7
Net cash provided by discontinued operations	15.7	134.2	29.1
Effect of exchange rate changes on cash and cash equivalents	(.2)	2.0	(.8)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(321.5)	56.4	(620.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	487.1	430.7	1,050.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$165.6	$487.1	$430.7
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own an offshore drilling rig fleet of 74 rigs, including six rigs under construction, spanning most of the strategic, high-growth markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 45 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

Our customers include most of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include the U.S. Gulf of Mexico, Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

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

Redomestication

During 2009, we completed a reorganization of the corporate structure of the group of companies controlled by our predecessor, ENSCO International Incorporated ("Ensco Delaware"), pursuant to which an indirect, wholly-owned subsidiary merged with Ensco Delaware, and Ensco plc became our publicly-held parent company incorporated under English law (the "redomestication").

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

Basis of Presentation—U.K. Companies Act 2006 Section 435 Statement

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which the directors consider to be the most meaningful presentation of our results of operations and financial position.  The accompanying consolidated financial statements do not constitute statutory accounts required by the U.K. Companies Act 2006, which for the year ended December 31, 2013 will be prepared in accordance with generally accepted accounting principles in the U.K. and delivered to the Registrar of Companies in the U.K. following the annual general meeting of shareholders.  The U.K. statutory accounts are expected to include an unqualified auditor’s report, which is not expected to contain any references to matters on which the auditors drew attention by way of emphasis without qualifying the report or any statements under Sections 498(2) or 498(3) of the U.K. Companies Act 2006.

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

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses, including certain gains and losses on our derivative instruments, are included in other, net, in our consolidated statement of income.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in accumulated other comprehensive income on our consolidated balance sheet.  We incurred net foreign currency exchange gains of $6.4 million, net foreign currency exchange losses of $3.5 million and net foreign currency exchange gains of $16.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

Short-term investments, consisting of time deposits with initial maturities in excess of three months but less than one year, were included in other current assets on our consolidated balance sheets and totaled $50.0 million as of December 31, 2013 and 2012. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011.

Property and Equipment

All costs incurred in connection with the acquisition, construction, major enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that our drilling rigs are under construction or undergoing major enhancements and improvements. Repair and maintenance costs are charged to contract drilling expense in the period in which they occur. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is included in contract drilling expense, unless reclassified to discontinued operations.

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

Goodwill
Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
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

Based on a qualitative assessment performed as of December 31, 2013, we concluded it was more-likely-than-not that the fair value of our reporting units exceeded their carrying amount, and there was no impairment of goodwill. However, if the market value of our shares declines for a prolonged period, and if management's judgments and assumptions regarding future industry conditions and operations diminish, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in a goodwill impairment for our Floaters reporting unit. See "Note 9 - Goodwill and Other Intangible Assets and Liabilities" for additional information on our goodwill.

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

Mobilization fees received and costs incurred prior to commencement of drilling operations are deferred and recognized on a straight-line basis over the period that the related drilling services are performed. Demobilization fees and related costs are recognized as incurred upon contract completion. Costs associated with the mobilization of equipment and personnel to more promising market areas without contracts are expensed as incurred.

Deferred mobilization costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $66.6 million and $54.5 million as of December 31, 2013 and 2012, respectively. Deferred mobilization revenue was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $76.8 million and $52.6 million as of December 31, 2013 and 2012, respectively.

In connection with some contracts, we receive up-front lump-sum fees or similar compensation for capital improvements to our drilling rigs. Such compensation is deferred and recognized as revenue over the period that the related drilling services are performed. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $273.6 million and $301.9 million as of December 31, 2013 and 2012, respectively.

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $18.3 million and $14.4 million as of December 31, 2013 and 2012, respectively.

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

All derivatives are recorded on our consolidated balance sheet at fair value. Derivatives subject to legally enforceable master netting agreements are not offset on our consolidated balance sheet. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. Derivatives qualify for hedge accounting when they are formally designated as hedges and are effective in reducing the risk exposure that they are designated to hedge. Our assessment of hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Net income attributable to Ensco	$1,418.2	$1,169.7	$600.4
Net income allocated to non-vested share awards	(15.1)	(12.3)	(6.9)
Net income attributable to Ensco shares	$1,403.1	$1,157.4	$593.5

The following table is a reconciliation of the weighted-average shares used in our basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Weighted-average shares - basic	230.9	229.4	192.2
Potentially dilutive shares	.2	.3	.4
Weighted-average shares - diluted	231.1	229.7	192.6

Antidilutive share options totaling 300,000 for the year ended December 31, 2013 and 400,000 for the years ended December 31, 2012 and 2011 were excluded from the computation of diluted EPS.

Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our consolidated balance sheet and net income attributable to noncontrolling interests is presented separately in our consolidated statement of income.

Income from continuing operations attributable to Ensco for each of the years in the three-year period ended December 31, 2013 was as follows (in millions):

	2013	2012	2011
Income from continuing operations	$1,432.9	$1,222.2	$607.8
Income from continuing operations attributable to noncontrolling interests	(9.7)	(7.0)	(5.2)
Income from continuing operations attributable to Ensco	$1,423.2	$1,215.2	$602.6

Loss from discontinued operations, net, for each of the years in the three-year period ended December 31, 2013 was attributable to Ensco.

2.  ACQUISITION OF PRIDE INTERNATIONAL, INC.

On May 31, 2011 (the "Merger Date"), Ensco plc completed a merger transaction (the "Merger") with Pride International, Inc., a Delaware corporation ("Pride"), pursuant to which Pride became an indirect, wholly-owned subsidiary of Ensco plc.

The Merger  added drillships to our asset base, increased our presence in Angola and Brazil as well as various other major offshore drilling markets and established our fleet as the world's second largest competitive offshore drilling rig fleet.

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results for the year ended December 31, 2011 includes pro forma results for the period prior to the closing date of May 31, 2011 and actual results for the period from May 31, 2011 through December 31, 2011. The pro forma results include, among others,  (i) the amortization associated with the acquired intangible assets and liabilities; (ii) interest expense associated with debt used to fund a portion of the Merger; and (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property and equipment and reductions to interest expense for adjustments to debt.  The pro forma results do not include any potential synergies, non-recurring charges resulting directly from the Merger, cost savings or other expected benefits of the Merger. The pro forma results should not be considered indicative of future results.

(In millions, except per share amounts)
2011*
Revenues	$3,451.8
Net income	604.8
Earnings per share - basic	2.61
Earnings per share - diluted	2.60

*	Supplemental pro forma earnings were adjusted to exclude an aggregate $157.6 million of merger-related costs incurred by Ensco and Pride during 2011.

3.  FAIR VALUE MEASUREMENTS

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2013
Supplemental executive retirement plan assets	$37.7	$—	$—	$37.7
Derivatives, net	—	1.8	—	1.8
Total financial assets	$37.7	$1.8	$—	$39.5
As of December 31, 2012
Supplemental executive retirement plan assets	$29.8	$—	$—	$29.8
Derivatives, net	—	5.2	—	5.2
Total financial assets	$29.8	$5.2	$—	$35.0

Supplemental Executive Retirement Plans

Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of December 31, 2013 and 2012.  The fair value measurements of assets held in the SERP were based on quoted market prices. Net unrealized gains of $6.2 million and $2.8 million and net unrealized losses of $300,000 from marketable securities held in our SERP were included in other, net, in our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of December 31, 2013 and 2012.  See "Note 6 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our derivatives were based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments as of December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

4.70% Senior notes due 2021	$1,477.2	$1,596.9	$1,474.7	$1,715.6
6.875% Senior notes due 2020	1,024.8	1,086.7	1,040.6	1,138.3
3.25% Senior notes due 2016	996.5	1,045.8	995.1	1,068.9
8.50% Senior notes due 2019	600.5	635.8	616.4	661.7
7.875% Senior notes due 2040	382.6	410.5	383.8	423.9
7.20% Debentures due 2027	149.1	178.6	149.0	193.2
4.33% MARAD bonds, including current maturities, due 2016	78.9	79.7	112.3	121.6
6.36% MARAD bonds, including current maturities, due 2015	25.3	27.1	38.0	48.7
4.65% MARAD bonds, including current maturities, due 2020	31.5	35.2	36.0	43.9
Total	$4,766.4	$5,096.3	$4,845.9	$5,415.8

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our U.S. Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of December 31, 2013 and 2012.

4.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Drilling rigs and equipment	$15,839.0	$13,499.4
Other	101.0	89.1
Work in progress	1,558.5	2,148.6
	$17,498.5	$15,737.1

Drilling rigs and equipment increased $2.3 billion primarily due to ENSCO 8506, ENSCO DS-6 and ENSCO DS-7, which were placed into service during 2013, and capital upgrades to the existing rig fleet.

Work in progress decreased $590.1 million during 2013 primarily due to the aforementioned rigs that were placed into service, partially offset by the construction of four ultra-premium harsh environment jackup rigs, three ultra-deepwater drillships and one premium jackup rig. Work in progress as of December 31, 2013 primarily consisted of $627.2 million related to the construction of the ENSCO 120 Series ultra-premium harsh environment jackup rigs, $513.4 million related to the construction of ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10 ultra-deepwater drillships, $43.7 million related to the construction of ENSCO 110 premium jackup rig and costs associated with various modification and enhancement projects.

Work in progress as of December 31, 2012 primarily consisted of $1.1 billion related to the construction of ENSCO DS-6, ENSCO DS-7, ENSCO DS-8 and ENSCO DS-9 ultra-deepwater drillships, $603.9 million related to the construction of ENSCO 8506 ultra-deepwater semisubmersible rig, $157.4 million related to the construction of the ENSCO 120 Series ultra-premium harsh environment jackup rigs and costs associated with various modification and enhancement projects.

5.  DEBT

The carrying value of long-term debt as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
4.70% Senior notes due 2021	$1,477.2	$1,474.7
6.875% Senior notes due 2020	1,024.8	1,040.6
3.25% Senior notes due 2016	996.5	995.1
8.50% Senior notes due 2019	600.5	616.4
7.875% Senior notes due 2040	382.6	383.8
7.20% Debentures due 2027	149.1	149.0
4.33% MARAD bonds due 2016	78.9	112.3
6.36% MARAD bonds due 2015	25.3	38.0
4.65% MARAD bonds due 2020	31.5	36.0
Total debt	4,766.4	4,845.9
Less current maturities	(47.5)	(47.5)
Total long-term debt	$4,718.9	$4,798.4

Senior Notes

During 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 at a discount of $29.6 million (collectively the "Notes") in a public offering. Interest on the Notes is payable semiannually in March and September of each year.  The Notes were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas, as trustee (the "Trustee"), dated March 17, 2011, and a supplemental indenture between us and the Trustee, dated March 17, 2011. The proceeds from the sale of the Notes were used to fund a portion of the cash consideration payable in connection with the Merger.

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

We may redeem each series of the Notes and Acquired Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The indentures governing both the Notes and Acquired Notes contain customary events of default, including failure to pay principal or interest on the Notes and Acquired Notes when due, among others. The indentures governing both the Notes and Acquired Notes also contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

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

MARAD Bonds Due 2015, 2016 and 2020

During 2001, a subsidiary of Ensco Delaware issued $190.0 million of 15-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 7500. The bonds will be repaid in 30 equal semiannual principal installments of $6.3 million ending in December 2015. Interest on the bonds is payable semiannually, in June and December, at a fixed rate of 6.36%.

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

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion.  Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our Five-Year Credit Facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our Five-Year Credit Facility. The proceeds of such financings may be used for capital expenditures and other general corporate purposes.  The commercial paper will bear interest at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance.  The weighted-average interest rate on our commercial paper borrowings was 0.35% and 0.44% during 2013 and 2012, respectively.  The maturities of the commercial paper will vary, but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2013 and 2012.

Revolving Credit Facility

On May 7, 2013, we entered into the Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, a subsidiary of Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks party thereto. The Five-Year Credit Facility provides for a $2.0 billion senior unsecured revolving credit facility to be used for general corporate purposes with a five-year term expiring on May 7, 2018. The Five-Year Credit Facility amends and restates our $1.45 billion credit agreement which was scheduled to mature on May 12, 2016. Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2013 and 2012.

In connection with the amendment of our Five-Year Credit Facility, we terminated our $450.0 million 364-day revolving unsecured credit facility dated as of May 12, 2011. We had no amounts outstanding under the 364-Day Credit Facility as of December 31, 2012.

Maturities

The aggregate maturities of our debt, excluding net unamortized premiums of $283.7 million, as of December 31, 2013 were as follows (in millions):

2014	$47.5
2015	47.5
2016	1,019.7
2017	4.5
2018	4.5
Thereafter	3,359.0
Total	$4,482.7

Interest expense totaled $158.8 million, $123.6 million and $95.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, which was net of interest amounts capitalized of $67.7 million, $105.8 million and $80.2 million in connection with our newbuild rig construction and other capital projects.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to reduce our exposure to various market risks, primarily foreign currency exchange rate risk. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in earnings and cash flows caused by changes in foreign currency exchange rates. We mitigate our credit risk relating to the counterparties of our derivatives by transacting with multiple, high-quality financial institutions, thereby limiting exposure to individual counterparties, and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. See "Note 14 - Supplemental Financial Information" for additional information on the mitigation of credit risk relating to counterparties of our derivatives. We do not enter into derivatives for trading or other speculative purposes.

All derivatives were recorded on our consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset on our consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. See "Note 1 - Description of the Business and Summary of Significant Accounting Policies" for additional information on our accounting policy for derivatives and "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

As of December 31, 2013 and 2012, our consolidated balance sheets included net foreign currency derivative assets of $1.8 million and $5.2 million, respectively.  All of our derivatives mature during the next 18 months.  Derivatives recorded at fair value on our consolidated balance sheets as of December 31, 2013 and 2012 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	2013	2012	2013	2012
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$9.1	$5.0	$9.8	$.3
Foreign currency forward contracts - non-current(2)	1.2	.5	.6	—
	10.3	5.5	10.4	.3
Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	2.5	.2	.6	.2
	2.5	.2	.6	.2
Total	$12.8	$5.7	$11.0	$.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies.  As of December 31, 2013, we had cash flow hedges outstanding to exchange an aggregate $376.1 million for various foreign currencies, including $175.1 million for British pounds, $110.8 million for Brazilian reais, $35.3 million for Singapore dollars, $23.6 million for Australian dollars, $22.3 million for Euros and $9.0 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2013 were as follows (in millions):

	(Loss) Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)			(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)			(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Interest rate lock contracts(3)	$—	$—	$—	$(.4)	$(.5)	$(.5)	$—	$—	$—
Foreign currency forward contracts(4)	(5.8)	8.7	.1	(1.6)	.5	6.0	(.3)	(.3)	.3
Total	$(5.8)	$8.7	$.1	$(2.0)	$—	$5.5	$(.3)	$(.3)	$.3

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our consolidated statements of income.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net in our consolidated statements of income.

(4)
During the year ended December 31, 2013, $2.5 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2013, we held derivatives not designated as hedging instruments to exchange an aggregate $208.9 million for various foreign currencies, including $97.9 million for Euros, $25.8 million for British pounds, $21.4 million for Swiss francs, $20.8 million for Brazilian reais, $16.5 million for Australian dollars, $13.9 million for Indonesian Rupiah and $12.6 million for other currencies.

Net gains of $3.6 million, $1.5 million and $500,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the estimated amount of net losses associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months was as follows (in millions):

Net unrealized (losses) to be reclassified to contract drilling expense	$(1.7)
Net realized gains to be reclassified to depreciation expense	.9
Net realized (losses) to be reclassified to interest expense	(.4)
Net (losses) to be reclassified to earnings	$(1.2)

7.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for each of the years in the three-year period ended December 31, 2013 was as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Noncontrolling Interest
BALANCE, December 31, 2010	150.1	$15.1	$637.1	$5,305.0	$11.1	$(8.8)	$5.5
Net income	—	—	—	600.4	—	—	5.2
Cash dividends paid	—	—	—	(292.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)
Shares issued under share-based compensation plans, net	—	—	39.7	—	—	.2	—
Shares issued in connection with the Merger	85.8	8.6	4,568.9	—	—	—	—
Fair value of share options assumed in connection with the Merger	—	—	35.4	—	—	—	—
Equity issuance costs	—	—	(70.5)	—	—	—	—
Tax benefit from share-based compensation	—	—	.5	—	—	—	—
Repurchase of shares	—	—	—	—	—	(10.5)	—
Share-based compensation cost	—	—	41.9	—	—	—	—
Net other comprehensive loss	—	—	—	—	(2.5)	—	—
BALANCE, December 31, 2011	235.9	23.7	5,253.0	5,613.1	8.6	(19.1)	5.2
Net income	—	—	—	1,169.7	—	—	7.0
Cash dividends paid	—	—	—	(348.1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.5)
Shares issued in connection with share-based compensation plans, net	1.8	.2	35.3	—	—	(.1)	—
Equity issuance cost refunds	—	—	66.7	—	—	—	—
Tax deficiency from share-based compensation	—	—	(1.0)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(11.8)	—
Share-based compensation cost	—	—	44.7	—	—	—	—
Net other comprehensive income	—	—	—	—	11.5	—	—
BALANCE, December 31, 2012	237.7	23.9	5,398.7	6,434.7	20.1	(31.0)	5.7
Net income	—	—	—	1,418.2	—	—	9.7
Cash dividends paid	—	—	—	(525.6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.1)
Shares issued in connection with share-based compensation plans, net	1.9	.2	21.8	—	—	(.1)	—
Tax benefit from share-based compensation	—	—	.1	—	—	—	—
Repurchase of shares	—	—	—	—	—	(14.1)	—
Share-based compensation cost	—	—	46.6	—	—	—	—
Net other comprehensive loss	—	—	—	—	(1.9)	—	—
BALANCE, December 31, 2013	239.6	$24.1	$5,467.2	$7,327.3	$18.2	$(45.2)	$7.3

In May 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018. As of December 31, 2013, there had been no share repurchases under this program.

8.  BENEFIT PLANS

During 2012, our shareholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”) effective January 1, 2012, to provide for the issuance of non-vested share awards, share option awards and performance awards (collectively "awards"). The 2012 LTIP is similar to and replaces the Company's previously adopted 2005 Long-Term Incentive Plan. Under the 2012 LTIP, 14.0 million shares were reserved for issuance as awards to officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. As of December 31, 2013, there were 9.8 million shares available for issuance as awards under the 2012 LTIP. Awards may be satisfied by newly issued shares, including shares held by a subsidiary or affiliated entity, or by delivery of shares held in an affiliated employee benefit trust at the Company's discretion.

Non-Vested Share Awards

Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. Our non-vested share awards have voting and dividend rights effective on the date of grant. Compensation expense is measured using the market value of our shares on the date of grant and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

The following table summarizes non-vested share award related compensation expense recognized during each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Contract drilling	$21.3	$17.1	$17.0
General and administrative	21.6	24.8	21.5
Non-vested share award related compensation expense included in operating expenses	42.9	41.9	38.5
Tax benefit	(5.4)	(7.0)	(6.9)
Total non-vested share award related compensation expense included in net income	$37.5	$34.9	$31.6

The following table summarizes the value of non-vested share awards granted and vested during each of the years in the three-year period ended December 31, 2013:

	2013	2012	2011
Weighted-average grant-date fair value of non-vested share awards granted (per share)	$59.79	$48.32	$52.50
Total fair value of non-vested share awards vested during the period (in millions)	$49.6	$42.5	$41.0

The following table summarizes non-vested share award activity for the year ended December 31, 2013 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested share awards as of December 31, 2012	2,491	$46.52
Granted	1,018	59.79
Vested	(829)	49.96
Forfeited	(184)	49.16
Non-vested share awards as of December 31, 2013	2,496	$52.95

As of December 31, 2013, there was $100.5 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Share Option Awards

Share option awards ("options") granted to officers and employees generally become exercisable in 25% increments over a four-year period or 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. Options granted to non-employee directors are immediately exercisable and, to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of options granted under the 2012 LTIP equals the market value of the underlying shares on the date of grant. As of December 31, 2013, options granted under predecessor or acquired plans to purchase 814,000 shares were outstanding under the 2012 LTIP.

The following table summarizes option related compensation expense recognized during each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
General and administrative	$.8	$1.6	$2.5
Option related compensation expense included in operating expenses	.8	1.6	2.5
Tax benefit	(.1)	(.3)	(.5)
Total option related compensation expense included in net income	$.7	$1.3	$2.0

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model.  We did not grant share option awards during the years ended December 31, 2013 and 2012. The following weighted-average assumptions were utilized in the Black-Scholes model for options granted during the year ended December 31, 2011:

2011
Risk-free interest rate	1.4%
Expected term (in years)	3.7
Expected volatility	50.2%
Dividend yield	2.6%

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

U.S. Treasury zero-coupon issues on the date of grant with a remaining term approximating the expected term of the options granted.

The following table summarizes option activity for the year ended December 31, 2013 (shares and intrinsic value in thousands, term in years):

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Intrinsic Value
Outstanding as of December 31, 2012	1,346	$46.05
Granted	—	—
Exercised	(506)	43.96
Forfeited	—	—
Expired	(26)	51.24
Outstanding as of December 31, 2013	814	$47.18	2.5	$9,065
Exercisable as of December 31, 2013	780	$46.85	2.4	$8,986

The following table summarizes the value of options granted and exercised during each of the years in the three-year period ended December 31, 2013:

	2013	2012	2011
Weighted-average grant-date fair value of options granted (per share)	$—	$—	$19.05
Intrinsic value of options exercised during the year (in millions)	$8.7	$17.8	$17.2

The following table summarizes information about options outstanding as of December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Weighted-Average Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$21.54 - $40.99	247	3.1 years	$33.51	247	$33.51
41.18 - 54.30	229	3.5 years	43.77	217	43.22
55.34 - 60.74	338	1.3 years	59.50	316	59.79
	814	2.5 years	$47.18	780	$46.85

As of December 31, 2013, there was $200,000 of total unrecognized compensation cost related to options, which is expected to be recognized over a weighted-average period of 0.3 years.

Performance Awards

Under the 2012 LTIP, performance awards may be issued to our senior executive officers. Performance awards granted prior to 2013 are payable in Ensco shares, cash or a combination thereof upon attainment of specified performance goals based on relative total shareholder return ("TSR") and absolute and relative return on capital employed ("ROCE"). Performance awards granted during 2013 are payable in Ensco shares upon attainment of specified performance goals based on relative TSR and relative ROCE. The performance goals are determined by a committee or subcommittee of the Board of Directors.

Performance awards generally vest at the end of a three-year measurement period based on attainment of performance goals. Our performance awards granted prior to 2013 are classified as liability awards with compensation expense measured based on the estimated probability of attainment of the specified performance goals and recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs. Our performance awards granted during 2013 are classified as equity awards with compensation expense recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate for the relative ROCE performance goal are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs. The aggregate grant-date fair value of performance awards granted during 2013, 2012 and 2011 totaled $8.2 million, $7.2 million and $3.1 million, respectively. The aggregate fair value of performance awards vested during 2013, 2012 and 2011 totaled $7.4 million, $5.3 million and $5.6 million, respectively, all of which was paid in cash.

During the years ended December 31, 2013, 2012 and 2011, we recognized $6.6 million, $9.7 million and $6.7 million of compensation expense for performance awards, respectively, which was included in general and administrative expense in our consolidated statements of income.  As of December 31, 2013, there was $8.7 million of total unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Savings Plans

We have profit sharing plans (the "Ensco Savings Plan," the "Ensco Multinational Savings Plan" and the "Ensco Limited Retirement Plan"), which cover eligible employees, as defined within each plan.  The Ensco Savings Plan includes a 401(k) savings plan feature which allows eligible employees to make tax deferred contributions to the plan.  The Ensco Limited Retirement Plan also allows eligible employees to make tax deferred contributions to the plan. Contributions made to the Ensco Multinational Savings Plan may or may not qualify for tax deferral based on each plan participant's local tax requirements.

We generally make matching cash contributions to the plans.  We match 100% of the amount contributed by the employee up to a maximum of 5% of eligible salary. Matching contributions totaled $21.1 million, $16.5 million and $12.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Profit sharing contributions made into the plans require approval of the Board of Directors and are generally paid in cash.  We recorded profit sharing contribution provisions of $55.3 million, $45.1 million and $21.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Matching contributions and profit sharing contributions become vested in 33% increments upon completion of each initial year of service with all contributions becoming fully vested subsequent to achievement of three or more years of service.  We have 1.0 million shares reserved for issuance as matching contributions under the Ensco Savings Plan.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying amount of goodwill as of December 31, 2013 is detailed below by reporting unit (in millions):

Floaters	$3,081.4
Jackups	192.6
Total	$3,274.0

Drilling Contract Intangibles
In connection with the Merger, we recorded intangible assets and liabilities representing the estimated fair values of the acquired company's firm drilling contracts in place at the Merger Date with favorable or unfavorable contract terms as compared to then-current market day rates for comparable drilling rigs. The gross carrying amounts of our drilling contract intangibles, which we consider to be definite-lived intangibles assets and intangible liabilities, and accumulated amortization as of December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Drilling contract intangible assets
Balance, beginning of period	$209.0	$(88.3)	$120.7	$209.0	$(36.4)	$172.6
Amortization	—	(42.3)	(42.3)	—	(51.9)	(51.9)
Balance, end of period	$209.0	$(130.6)	$78.4	$209.0	$(88.3)	$120.7

Drilling contract intangible liabilities
Balance, beginning of period	$278.0	$(160.0)	$118.0	$278.0	$(92.8)	$185.2
Amortization	—	(48.9)	(48.9)	—	(67.2)	(67.2)
Balance, end of period	$278.0	$(208.9)	$69.1	$278.0	$(160.0)	$118.0

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

We amortize the drilling contract intangibles to operating revenues over the respective remaining drilling contract terms on a straight-line basis. The estimated net (reduction) increase to future operating revenues related to the amortization of these intangible assets and liabilities as of December 31, 2013, is as follows (in millions):

2014	$(4.3)
2015	(4.5)
2016	(.8)
2017	.3
Total	$(9.3)

10.  INCOME TAXES

We generated income of $177.0 million, $109.3 million and loss of $28.3 million from continuing operations before income taxes in the U.S. and $1.5 billion, $1.4 billion and $751.5 million of income from continuing operations before income taxes in non-U.S. countries for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes components of the provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Current income tax expense:
U.S.	$97.3	$42.8	$40.7
Non-U.S.	122.1	183.6	94.2
	219.4	226.4	134.9
Deferred income tax expense (benefit):
U.S.	14.7	32.0	(14.8)
Non-U.S.	(8.5)	(14.0)	(4.7)
	6.2	18.0	(19.5)
Total income tax expense	$225.6	$244.4	$115.4

Deferred Taxes

The following table summarizes significant components of deferred income tax assets (liabilities) as of December 31, 2013 and 2012 (in millions):

	2013	2012
Deferred tax assets:
Foreign tax credits	$159.0	$173.4
Premium on long-term debt	111.9	124.0
Net operating loss carryforwards	104.0	87.8
Employee benefits, including share-based compensation	41.7	33.4
Deferred revenue	19.4	22.7
Other	19.8	24.5
Total deferred tax assets	455.8	465.8
Valuation allowance	(232.6)	(227.1)
Net deferred tax assets	223.2	238.7
Deferred tax liabilities:
Property and equipment	(453.6)	(472.9)
Intercompany transfers of property	(29.2)	(32.2)
Deferred costs	(11.4)	(20.9)
Other	(24.0)	(31.3)
Total deferred tax liabilities	(518.2)	(557.3)
Net deferred tax liability	$(295.0)	$(318.6)
Net current deferred tax asset	$20.9	$13.8
Net noncurrent deferred tax liability	(315.9)	(332.4)
Net deferred tax liability	$(295.0)	$(318.6)

Unrecognized tax benefits of $21.0 million associated with a tax position taken in tax years with NOL carryforwards were presented as a reduction of deferred tax assets in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 740 Income Taxes.

The realization of substantially all of our deferred tax assets is dependent on generating sufficient taxable income during future periods in various jurisdictions in which we operate. Realization of certain of our deferred tax assets is not assured. We recognize a valuation allowance for deferred tax assets when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near-term if our estimates of future taxable income change.

As of December 31, 2013, we had deferred tax assets of $159.0 million for U.S. foreign tax credits (“FTC”) and $104.0 million related to $375.6 million of net operating loss (“NOL”) carryforwards, which can be used to reduce our income taxes payable in future years.  The FTC expires between 2017 and 2023.  NOL carryforwards, which were generated in various jurisdictions worldwide, include $231.4 million that do not expire and $144.2 million that will expire, if not utilized, beginning in 2014 through 2020.  Due to the uncertainty of realization, we have a $228.8 million valuation allowance on FTC and NOL carryforwards, primarily relating to countries where we no longer operate or do not expect to generate future taxable income.

Effective Tax Rate

     Ensco plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is not subject to U.K. taxation. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Our consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2013, differs from the U.K. statutory income tax rate as follows:

	2013	2012	2011
U.K. statutory income tax rate	23.3%	24.5%	26.5%
Non-U.K. taxes	(12.9)	(15.5)	(19.6)
Valuation allowance	1.8	2.6	6.8
Net expense associated with uncertain tax positions and other adjustments relating to prior years	.6	1.0	.8
Amortization of net deferred charges associated with intercompany rig sales	.3	.6	1.0
Income taxes associated with restructuring transactions	—	3.5	—
Other	.5	—	.4
Effective income tax rate	13.6%	16.7%	15.9%

In December 2012, we completed the restructuring of certain subsidiaries of the acquired company and recognized $51.2 million of income tax expense in connection therewith.

Our consolidated effective income tax rate for 2013 includes various discrete tax items. The majority of discrete tax expense recognized during 2013 was attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority and a $7.0 million increase in the valuation allowance on U.S. FTC resulting from a restructuring transaction in December 2013. Our consolidated effective income tax rate for 2012 also includes the impact of various discrete tax items. The majority of discrete tax expense recognized during 2012 was attributable to income tax expense associated with certain restructuring transactions in December 2012 and net income tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the years ended December 31, 2013 and 2012 was 12.7% and 12.2%, respectively. The increase in our consolidated effective income tax rate, excluding discrete tax items, was due to the change in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in taxing jurisdictions with higher tax rates.

Our consolidated effective income tax rate for 2011 includes the impact of various discrete tax items. The majority of discrete tax expense recognized during 2011 was attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in a prior year. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the year ended December 31, 2011 was 15.1%. The decrease in our 2012 consolidated effective income tax rate, excluding discrete tax items, to 12.2% from 15.1% in 2011 was due to unrecognized benefits related to net operating losses and foreign tax credits of certain acquired subsidiaries in 2011 and changes in taxing jurisdictions in which our drilling rigs are operated and/or owned that resulted in an increase in the relative components of our earnings generated in taxing jurisdictions with lower tax rates.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2013, we had $151.7 million of unrecognized tax benefits, of which $130.7 million was included in other liabilities on our consolidated balance sheet. Unrecognized tax benefits of $21.0 million associated with a tax position taken in tax years with NOL carryforwards were presented as a reduction of deferred tax assets in accordance with FASB ASC Topic 740 Income Taxes. If recognized, $127.4 million of our unrecognized tax benefits would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Balance, beginning of year	$110.7	$53.6
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	35.8	21.3
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	10.0	60.7
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(3.7)	(.4)
Settlements with taxing authorities	—	(4.1)
Lapse of applicable statutes of limitations	(1.1)	(20.8)
Impact of foreign currency exchange rates	—	.4
Balance, end of year	$151.7	$110.7

Accrued interest and penalties totaled $17.3 million and $18.9 million as of December 31, 2013 and 2012, respectively, and were included in other liabilities on our consolidated balance sheets. We recognized net benefits of $1.6 million, $2.8 million and $400,000 associated with interest and penalties during the years ended December 31, 2013, 2012 and 2011, respectively. Interest and penalties are included in current income tax expense in our consolidated statements of income.

Tax years as early as 2003 remain subject to examination in the major tax jurisdictions in which we operated. Ensco Delaware and Ensco United Incorporated, an indirect wholly-owned subsidiary of Ensco, participate in the U.S. Internal Revenue Service’s Compliance Assurance Process ("IRS CAP") which, among other things, provides for the resolution of tax issues in a timely manner and generally eliminates the need for lengthy post-filing examinations. The 2010, 2011 and 2012 U.S federal tax returns of Ensco Delaware remain subject to examination under the IRS CAP.

Statutes of limitations applicable to certain of our tax positions lapsed during 2013, 2012 and 2011, resulting in net income tax benefits, inclusive of interest and penalties, of $3.1 million, $28.6 million and $4.2 million, respectively.

Statutes of limitations applicable to certain of our tax positions will lapse during 2014.  Therefore, it is reasonably possible that our unrecognized tax benefits will decline during the next 12 months by $2.3 million, inclusive of $900,000 of accrued interest and penalties, all of which would impact our consolidated effective income tax rate if recognized.

Intercompany Transfer of Drilling Rigs

Subsequent to the Merger, we transferred ownership of several acquired drilling rigs among our subsidiaries, including five drillships during 2011, one jackup rig during 2012 and two semisubmersible rigs during 2013.  The income tax liability associated with gains on the intercompany transfers of drilling rigs totaled $3.3 million and $10.3 million in 2012 and 2011, respectively. There was no income tax liability associated with the intercompany transfers of drilling rigs during 2013. The related income tax expense was deferred and is being amortized on a straight-line basis over the remaining useful lives of the associated rigs, which range from 15 to 35 years for the rigs transferred during 2012 and 2011. Similarly, the tax effects of $29.6 million of reversing temporary differences of the selling subsidiaries during 2011 also were deferred and are being amortized on the same basis and over the same periods as described above.

As of December 31, 2013 and 2012, the unamortized balance associated with deferred charges for income taxes incurred in connection with intercompany transfers of drilling rigs totaled $50.2 million and $58.3 million, respectively, and was included in other assets, net, on our consolidated balance sheets. Current income tax expense for the years ended December 31, 2013, 2012 and 2011 included $8.1 million, $13.4 million and $14.0 million, respectively, of amortization of income taxes incurred in connection with intercompany transfers of drilling rigs.

As of December 31, 2013 and 2012, the deferred tax liability associated with temporary differences of transferred drilling rigs totaled $29.2 million and $32.2 million, respectively, and was included in deferred income taxes on our consolidated balance sheets.  Deferred income tax expense for the years ended December 31, 2013, 2012 and 2011 included benefits of $3.0 million, $4.4 million and $4.6 million, respectively, of amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

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

In December 2012, a U.S. subsidiary received $530.0 million in earnings distributions from two non-U.S. subsidiaries. There was no net U.S. tax liability on the earnings repatriation, as we utilized net operating loss carryforwards to offset the previously untaxed portion of the earnings distribution. The earnings distribution was made in consideration of unique circumstances, and our U.S. subsidiaries continue to have significant net assets, liquidity, contract backlog and other financial resources available to meet operational and capital investment requirements. Accordingly, this distribution does not change, and we continue to maintain, our policy and intention to reinvest the undistributed earnings of the two aforementioned subsidiaries indefinitely.

As of December 31, 2013, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $2.1 billion. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2013.

11.  DISCONTINUED OPERATIONS
We sold the following rigs during the three-year period ended December 31, 2013 (in millions):

Rig	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax (Loss)/Gain(3)
Pride Pennsylvania	March 2013	Jackups	$15.5	$15.7	$(.2)
ENSCO 5003	December 2012	Floaters	68.2	89.4	(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
ENSCO 95	June 2011	Jackups	41.5	28.8	12.7
			$203.0	$204.5	$(1.5)
(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of income for each of the years in the three-year period ended December 31, 2013 and were previously included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) The pre-tax (loss)/gain was included in loss from discontinued operations, net in our consolidated statement of income in the year of sale. Income tax expense of $900,000 and $10.9 million was recognized in connection with the sale of assets during the years ended December 31, 2013 and December 31, 2011, respectively. There was no net income tax expense recognized in connection with the sale of assets during the year ended December 31, 2012.

During 2012, we classified jackup rig Pride Pennsylvania as held for sale and the rig was written down to fair value less estimated cost to sell. We recognized a $2.5 million loss for assets classified as held for sale during the year ended December 31, 2012.

The following table summarizes loss from discontinued operations for each of the years in the three-year period ended December 31, 2013 (in millions):

	2013	2012	2011
Revenues	$—	$6.7	$45.0
Operating expenses	6.5	44.3	44.4
Operating (loss) income	(6.5)	(37.6)	.6
Other income	.3	1.3	.2
Income tax benefit (expense)	2.3	7.3	(4.8)
(Loss) gain on disposal of discontinued operations, net	(1.1)	(16.5)	1.8
Loss from discontinued operations	$(5.0)	$(45.5)	$(2.2)

Debt and interest expense are not allocated to our discontinued operations.

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike. We have incurred $3.6 million in professional fees in connection with this matter, which we have applied against our $10.0 million per occurrence deductible under our liability insurance policy.

We recently reached an agreement in principle to settle with the pipeline owner for $9.6 million. Accordingly, we recorded a $6.4 million charge for our remaining obligation under our liability insurance policy in loss from discontinued operations in our consolidated statement of income for the year ended December 31, 2013. The remaining

$3.2 million will be settled by our underwriters. See "Note 12 - Commitments and Contingencies" for additional information on the ENSCO 74 loss.

12.  COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under leases for certain of our offices and equipment.  Rental expense relating to operating leases was $53.6 million, $47.5 million and $31.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows:  $36.9 million during 2014; $20.1 million during 2015; $10.3 million during 2016; $9.5 million during 2017; $9.6 million during 2018 and $63.7 million thereafter.

Capital Commitments

The following table summarizes the cumulative amount of contractual payments made as of December 31, 2013 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	2014	2015	2016	Total(2)
ENSCO DS-8	161.4	383.2	—	—	544.6
ENSCO DS-9	157.4	373.2	—	—	530.6
ENSCO DS-10	103.0	103.0	307.4	—	513.4
ENSCO 110	41.0	—	166.1	—	207.1
ENSCO 122	49.0	202.0	—	—	251.0
ENSCO 123	53.5	—	—	213.8	267.3
	$565.3	$1,061.4	$473.5	$213.8	$2,314.0

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through December 31, 2013.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, are $94.2 million. We currently estimate these payments will be made during 2014.

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

We have paid $19.0 million to the customer and received $18.5 million in insurance reimbursements through December 31, 2013. Our consolidated balance sheet as of December 31, 2013 included a $500,000 receivable for recovery of related costs under our insurance policy in other assets, net.

We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law during 2009. A number of claimants presented claims in the exoneration/limitation proceedings. Currently, only three claimants remain. We have liability insurance policies that provide coverage for such claims as well as removal of wreckage and debris in excess of the property insurance policy sublimit, subject to a $10.0 million per occurrence deductible for third-party claims and an annual aggregate limit of $490.0 million.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. These matters are currently scheduled for trial in April 2014. We have reached an agreement in principle with the owner of the pipeline to settle the claims for $9.6 million. Prior to the settlement we incurred legal fees of $3.6 million for this matter. Accordingly, we accrued a $6.4 million liability as of December 31, 2013 for the remainder of our deductible under our liability insurance policy, which was included in accrued liabilities and other on our consolidated balance sheet. The remaining $3.2 million will be paid by underwriters. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to the claim by the owner of the oil tanker.

We believe all liabilities associated with the ENSCO 74 loss during Hurricane Ike resulted from a single occurrence under the terms of the applicable insurance policies. However, legal counsel for certain liability underwriters have asserted that the liability claims arise from separate occurrences. In the event of multiple occurrences, the deductible is $15.0 million for two occurrences and $1.0 million for each occurrence thereafter.

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

In December 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. While we believe the special master's recommendations will be accepted by the plaintiffs and approved by the Court, there can be no assurances as to the ultimate outcome.
We intend to vigorously defend against the remaining claims and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. However, discovery is still ongoing and, therefore, available information regarding the nature of all pending claims is limited. At present, we cannot reasonably determine how many of the claimants may have valid claims under the Jones Act or estimate a range of potential liability exposure, if any.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of December 31, 2013 totaled $232.3 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2013, we had not been required to make collateral deposits with respect to these agreements.

13.  SEGMENT INFORMATION
Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
Segment information for each of the years in the three-year period ended December 31, 2013 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items."  We measure segment assets as property and equipment.

Year Ended December 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$3,109.5	$1,735.2	$75.1	$4,919.8	$—	$4,919.8
Operating expenses
Contract drilling (exclusive of depreciation)	1,509.4	834.6	58.5	2,402.5	—	2,402.5
Depreciation	441.9	163.5	—	605.4	6.5	611.9
General and administrative	—	—	—	—	146.8	146.8
Operating income (loss)	$1,158.2	$737.1	$16.6	$1,911.9	$(153.3)	$1,758.6
Property and equipment, net	$11,303.4	$2,961.6	$—	$14,265.0	$46.0	$14,311.0
Capital expenditures	$1,038.1	$714.5	$—	$1,752.6	$26.6	$1,779.2

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,707.8	$1,510.1	$82.8	$4,300.7	$—	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	1,225.1	741.8	61.1	2,028.0	—	2,028.0
Depreciation	382.3	167.4	—	549.7	8.9	558.6
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$1,100.4	$600.9	$21.7	$1,723.0	$(157.8)	$1,565.2
Property and equipment, net	$10,727.6	$2,389.8	$—	$13,117.4	$28.2	$13,145.6
Capital expenditures	$1,575.5	$224.0	$—	$1,799.5	$2.7	$1,802.2

Year Ended December 31, 2011

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,532.8	$1,212.5	$52.4	$2,797.7	$—	$2,797.7
Operating expenses
Contract drilling (exclusive of depreciation)	785.1	621.1	42.9	1,449.1	—	1,449.1
Depreciation	235.9	168.6	—	404.5	4.4	408.9
General and administrative	—	—	—	—	158.6	158.6
Operating income (loss)	$511.8	$422.8	$9.5	$944.1	$(163.0)	$781.1
Property and equipment, net	$9,923.6	$2,462.4	$12.8	$12,398.8	$23.1	$12,421.9
Capital expenditures	$436.7	$278.3	$—	$715.0	$14.0	$729.0

Information about Geographic Areas

As of December 31, 2013, our Floaters segment consisted of seven drillships, 13 dynamically positioned semisubmersible rigs and six moored semisubmersible rigs deployed in various locations throughout North and South America, Middle East and Africa, Asia Pacific, Europe and Mediterranean and Brazil. Additionally, our Floaters segment consisted of three ultra-deepwater drillships under construction in South Korea.  Our Jackups segment consisted of 47 jackup rigs, of which 44 were deployed in various locations throughout North and South America, Middle East and Africa, Asia Pacific and Europe and Mediterranean, and three were under construction in Singapore.

As of December 31, 2013, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters	Jackups	Total *
North & South America (excluding Brazil)	8	14	22
Middle East & Africa	6	10	16
Asia & Pacific Rim	3	10	13
Europe & Mediterranean	2	10	12
Brazil	7	—	7
Asia & Pacific Rim (under construction)	3	3	6
Total	29	47	76

*We provide management services on two rigs owned by third-parties not included in the table above.

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

	Revenues			Long-lived Assets
	2013	2012	2011	2013	2012	2011
United States	$1,724.9	$1,291.3	$753.8	$4,617.8	$4,525.9	$3,450.6
Brazil	953.7	1,093.2	575.6	2,447.5	2,911.3	3,101.8
Angola	467.1	431.7	243.7	2,543.7	2,147.2	1,347.9
Other countries	1,774.1	1,484.5	1,224.6	4,702.0	3,561.2	4,521.6
Total	$4,919.8	$4,300.7	$2,797.7	$14,311.0	$13,145.6	$12,421.9

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Trade	$869.8	$812.4
Other	14.3	18.2
	884.1	830.6
Allowance for doubtful accounts	(28.4)	(19.2)
	$855.7	$811.4

The liquidity of OGX Petróleo e Gás Participações S.A. ("OGX") deteriorated during the second half of 2013, and on October 30, 2013, OGX filed for bankruptcy protection in Brazil. We did not recognize revenue for drilling services provided to OGX during the second half of 2013 as we concluded collectability of these amounts was not reasonably assured. Additionally, we recorded a $14.6 million provision for doubtful accounts during the year ended December 31, 2013 for receivables related to drilling services provided through June 30, 2013. Our receivables with OGX were fully reserved on our consolidated balance sheet as of December 31, 2013.

Other current assets as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Inventory	$256.4	$207.8
Prepaid taxes	88.1	62.2
Short-term investments	50.0	50.0
Deferred costs	47.4	46.9
Deferred tax assets	23.1	14.6
Prepaid expenses	18.5	20.3
Derivative assets	11.6	5.2
Assets held for sale	8.6	14.2
Other	10.2	4.2
	$513.9	$425.4

    Other assets, net, as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Intangible assets	$83.8	$143.3
Deferred costs	59.1	45.2
Unbilled receivables	51.9	77.1
Prepaid taxes on intercompany transfers of property	50.2	58.3
Supplemental executive retirement plan assets	37.7	29.8
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	25.2	19.3
Wreckage and debris removal receivables	.5	13.2
Other	13.7	5.0
	$352.7	$421.8

      Accrued liabilities and other as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Personnel costs	$242.0	$231.1
Deferred revenue	169.8	146.9
Taxes	84.2	86.9
Accrued interest	68.0	67.9
Advance payment received on sale of assets	33.0	—
Customer pre-payments	20.0	—
Wreckage and debris removal	—	9.0
Other	41.7	42.6
	$658.7	$584.4

Other liabilities as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Deferred revenue	$217.6	$224.5
Unrecognized tax benefits (inclusive of interest and penalties)	148.0	129.6
Intangible liabilities	69.1	118.0
Supplemental executive retirement plan liabilities	40.5	33.3
Personnel costs	37.2	31.6
Other	33.3	36.4
	$545.7	$573.4

Accumulated other comprehensive income as of December 31, 2013 and 2012 consisted of the following (in millions):

	2013	2012
Derivative Instruments	$20.6	$24.4
Other	(2.4)	(4.3)
	$18.2	$20.1

Consolidated Statement of Income Information

Repair and maintenance expense related to continuing operations for each of the years in the three-year period ended December 31, 2013 was as follows (in millions):

	2013	2012	2011
Repair and maintenance expense	$374.4	$344.9	$263.7

Consolidated Statement of Cash Flows Information

Net cash provided by operating activities of continuing operations attributable to the net change in operating assets and liabilities for each of the years in the three-year period ended December 31, 2013 was as follows (in millions):

	2013	2012	2011
(Increase) decrease in other assets	$(80.7)	$80.1	$(14.5)
(Decrease) increase in liabilities	(22.9)	319.0	(13.2)
Decrease (increase) in accounts receivable	1.1	28.1	(244.8)
	$(102.5)	$427.2	$(272.5)

Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2013 was as follows (in millions):

	2013	2012	2011
Interest, net of amounts capitalized	$182.2	$150.7	$28.6
Income taxes	221.8	103.5	123.9

Capitalized interest totaled $67.7 million, $105.8 million and $80.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Capital expenditure accruals totaling $113.9 million, $112.5 million and $305.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from investing activities in our consolidated statements of cash flows.

Amortization of intangibles and other, net, included amortization of intangible assets and liabilities related to the estimated fair values of acquired Company firm drilling contracts in place at the Merger Date, debt premiums related to the fair value adjustment of acquired Company debt instruments, deferred charges for income taxes incurred on intercompany transfers of drilling rigs and certain other deferred costs.

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

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the years ended December 31, 2013, 2012 and 2011, Petrobras, our largest customer, accounted for $817.8 million, $1.0 billion and $456.6 million, or 17%, 24% and 16%, of consolidated revenues, respectively, all of which were attributable to our Floaters segment.

During the year ended December 31, 2013, revenues provided by our drilling operations in the U. S. Gulf of Mexico totaled $1.7 billion, or 35%, of consolidated revenues, of which 75% were attributable to our Floaters segment. Revenues provided by our drilling operations in Brazil during the year ended December 31, 2013 totaled $953.7 million, or 19%, of consolidated revenues, all of which were attributable to our Floaters segment.

15.  GUARANTEE OF REGISTERED SECURITIES

In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of December 31, 2013. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% Debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of December 31, 2013.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present our condensed consolidating statements of income for each of the years in the three-year period ended December 31, 2013; our condensed consolidating statements of comprehensive income for each of the years in the three-year period ended December 31, 2013; our condensed consolidating balance sheets as of December 31, 2013 and 2012; and our condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2013, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$35.0	$149.4	$—	$5,042.8	$(307.4)	$4,919.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	27.5	149.4	—	2,533.0	(307.4)	2,402.5
Depreciation	.3	4.0	—	607.6	—	611.9
General and administrative	63.5	.5	—	82.8	—	146.8
OPERATING (LOSS) INCOME	(56.3)	(4.5)	—	1,819.4	—	1,758.6
OTHER (EXPENSE) INCOME, NET	(65.6)	(9.4)	(27.9)	2.8	—	(100.1)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(121.9)	(13.9)	(27.9)	1,822.2	—	1,658.5
INCOME TAX PROVISION	—	92.5	—	133.1	—	225.6
DISCONTINUED OPERATIONS, NET	—	—	—	(5.0)	—	(5.0)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,540.1	366.2	111.6	—	(2,017.9)	—
NET INCOME	1,418.2	259.8	83.7	1,684.1	(2,017.9)	1,427.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(9.7)	—	(9.7)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,418.2	$259.8	$83.7	$1,674.4	$(2,017.9)	$1,418.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$44.0	$147.6	$—	$4,429.2	$(320.1)	$4,300.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	51.2	147.6	—	2,149.3	(320.1)	2,028.0
Depreciation	.4	3.5	—	554.7	—	558.6
General and administrative	63.8	.4	—	84.7	—	148.9
OPERATING (LOSS) INCOME	(71.4)	(3.9)	—	1,640.5	—	1,565.2
OTHER (EXPENSE) INCOME, NET	(41.8)	(7.0)	(50.0)	.2	—	(98.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(113.2)	(10.9)	(50.0)	1,640.7	—	1,466.6
INCOME TAX PROVISION	—	68.8	—	175.6	—	244.4
DISCONTINUED OPERATIONS, NET	—	—	—	(45.5)	—	(45.5)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,282.9	335.9	239.2	—	(1,858.0)	—
NET INCOME	1,169.7	256.2	189.2	1,419.6	(1,858.0)	1,176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$256.2	$189.2	$1,412.6	$(1,858.0)	$1,169.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Year Ended December 31, 2011 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$—	$70.0	$—	$2,869.5	$(141.8)	$2,797.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	46.9	70.0	—	1,474.0	(141.8)	1,449.1
Depreciation	.4	1.8	—	406.7	—	408.9
General and administrative	52.2	—	—	106.4	—	158.6
OPERATING (LOSS) INCOME	(99.5)	(1.8)	—	882.4	—	781.1
OTHER INCOME (EXPENSE), NET	32.1	.4	(22.7)	(67.7)	—	(57.9)
(LOSS) INCOME BEFORE INCOME TAXES	(67.4)	(1.4)	(22.7)	814.7	—	723.2
INCOME TAX PROVISION	—	38.5	1.5	75.4	—	115.4
DISCONTINUED OPERATIONS, NET	—	(11.1)	—	8.9		(2.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	667.8	271.5	143.9	—	(1,083.2)	—
NET INCOME	600.4	220.5	119.7	748.2	(1,083.2)	605.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.2)	—	(5.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$600.4	$220.5	$119.7	$743.0	$(1,083.2)	$600.4

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2013
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,418.2	$259.8	$83.7	$1,684.1	$(2,017.9)	$1,427.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(5.8)	—	—	—	(5.8)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.0	—	—	—	2.0
Other	—	—	—	1.9	—	1.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(3.8)	—	1.9	—	(1.9)

COMPREHENSIVE INCOME	1,418.2	256.0	83.7	1,686.0	(2,017.9)	1,426.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(9.7)	—	(9.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,418.2	$256.0	$83.7	$1,676.3	$(2,017.9)	$1,416.3

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,169.7	$256.2	$189.2	$1,419.6	$(1,858.0)	$1,176.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	6.3	—	2.4	—	8.7
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.2	—	(.2)	—	—
Other	—	—	—	2.8	—	2.8
NET OTHER COMPREHENSIVE INCOME	—	6.5	—	5.0	—	11.5

COMPREHENSIVE INCOME	1,169.7	262.7	189.2	1,424.6	(1,858.0)	1,188.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$262.7	$189.2	$1,417.6	$(1,858.0)	$1,181.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2011
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$600.4	$220.5	$119.7	$748.2	$(1,083.2)	$605.6
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(4.2)	—	4.3	—	.1
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.2	—	(5.7)	—	(5.5)
Other	—	—	—	2.9	—	2.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(4.0)	—	1.5	—	(2.5)

COMPREHENSIVE INCOME	600.4	216.5	119.7	749.7	(1,083.2)	603.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.2)	—	(5.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$600.4	$216.5	$119.7	$744.5	$(1,083.2)	$597.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46.5	$.5	$4.9	$113.7	$—	$165.6
Accounts receivable, net	—	—	—	855.7	—	855.7
Accounts receivable from affiliates	1,235.0	213.8	5.5	4,169.2	(5,623.5)	—
Other	3.2	61.3	—	449.4	—	513.9
Total current assets	1,284.7	275.6	10.4	5,588.0	(5,623.5)	1,535.2
PROPERTY AND EQUIPMENT, AT COST	2.1	34.3	—	17,462.1	—	17,498.5
Less accumulated depreciation	1.5	26.5	—	3,159.5	—	3,187.5
Property and equipment, net	.6	7.8	—	14,302.6	—	14,311.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,876.8	4,236.0	1,898.0	5,069.7	(16,080.5)	—
INVESTMENTS IN AFFILIATES	13,830.1	4,868.6	4,092.2	—	(22,790.9)	—
OTHER ASSETS, NET	8.8	60.1	—	283.8	—	352.7
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.5	$9.1	$34.2	$925.0	$—	$999.8
Accounts payable to affiliates	3,666.1	549.7	—	1,407.7	(5,623.5)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	3,697.6	558.8	34.2	2,380.2	(5,623.5)	1,047.3
DUE TO AFFILIATES	1,030.8	2,760.4	1,331.1	10,958.2	(16,080.5)	—
LONG-TERM DEBT	2,473.7	149.1	2,007.8	88.3	—	4,718.9
DEFERRED INCOME TAXES	—	358.3	—	3.8	—	362.1
OTHER LIABILITIES	—	2.3	8.7	534.7	—	545.7
ENSCO SHAREHOLDERS' EQUITY	12,798.9	5,619.2	2,618.8	14,545.6	(22,790.9)	12,791.6
NONCONTROLLING INTERESTS	—	—	—	7.3	—	7.3
Total equity	12,798.9	5,619.2	2,618.8	14,552.9	(22,790.9)	12,798.9
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.8	$1.7	$85.0	$128.6	$—	$487.1
Accounts receivable, net	—	.2	—	811.2	—	811.4
Accounts receivable from affiliates	1,294.5	226.5	—	2,375.1	(3,896.1)	—
Other	2.8	24.9	—	397.7	—	425.4
Total current assets	1,569.1	253.3	85.0	3,712.6	(3,896.1)	1,723.9
PROPERTY AND EQUIPMENT, AT COST	2.1	30.2	—	15,704.8	—	15,737.1
Less accumulated depreciation	1.1	23.5	—	2,566.9	—	2,591.5
Property and equipment, net	1.0	6.7	—	13,137.9	—	13,145.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,483.5	3,594.7	1,628.4	4,748.9	(13,455.5)	—
INVESTMENTS IN AFFILIATES	13,469.3	2,693.8	3,824.8	—	(19,987.9)	—
OTHER ASSETS, NET	11.3	67.4	—	343.1	—	421.8
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.0	$28.1	$34.1	$849.0	$—	$942.2
Accounts payable to affiliates	2,364.8	136.9	—	1,394.4	(3,896.1)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	2,395.8	165.0	34.1	2,290.9	(3,896.1)	989.7
DUE TO AFFILIATES	1,816.7	2,054.7	877.5	8,706.6	(13,455.5)	—
LONG-TERM DEBT	2,469.6	149.0	2,040.8	139.0	—	4,798.4
DEFERRED INCOME TAXES	—	335.1	—	16.6	—	351.7
OTHER LIABILITIES	—	—	10.8	562.6	—	573.4
ENSCO SHAREHOLDERS' EQUITY	11,852.1	3,912.1	2,575.0	13,495.1	(19,987.9)	11,846.4
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	11,852.1	3,912.1	2,575.0	13,500.8	(19,987.9)	11,852.1
	$18,534.2	$6,615.9	$5,538.2	$25,216.5	$(37,339.5)	$18,565.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(114.8)	$(128.7)	$(62.9)	$2,286.7	$—	$1,980.3
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,779.2)	—	(1,779.2)
Purchases of short-term investments	—	—	—	(50.0)	—	(50.0)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Advance payment received on sale of assets	—	—	—	33.0	—	33.0
Other	—	(4.1)	—	10.1	—	6.0
Net cash used in investing activities of continuing operations	—	(4.1)	—	(1,736.1)	—	(1,740.2)
FINANCING ACTIVITIES
Cash dividends paid	(525.6)	—	—	—	—	(525.6)
Reduction of long-term borrowings	—	—	—	(47.5)	—	(47.5)
Proceeds from exercise of share options	22.3	—	—	—	—	22.3
Debt financing costs	—	(4.6)	—	—	—	(4.6)
Advances from (to) affiliates	407.2	136.2	(17.2)	(526.2)	—	—
Other	(14.4)	—	—	(7.3)	—	(21.7)
Net cash (used in) provided by financing activities	(110.5)	131.6	(17.2)	(581.0)	—	(577.1)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	.2	—	.2
Investing activities	—	—	—	15.5	—	15.5
Net cash provided by discontinued operations	—	—	—	15.7	—	15.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.2)	—	(.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(225.3)	(1.2)	(80.1)	(14.9)	—	(321.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF YEAR	$46.5	$.5	$4.9	$113.7	$—	$165.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(71.6)	$(38.2)	$(21.6)	$2,331.6	$—	$2,200.2
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,802.2)	—	(1,802.2)
Purchases of short-term investments	—	—	—	(90.0)	—	(90.0)
Maturities of short-term investments	—	—	—	44.5	—	44.5
Other	(.3)	.4	—	3.1	—	3.2
Net cash (used in) provided by investing activities of continuing operations	(.3)	.4	—	(1,844.6)	—	(1,844.5)
FINANCING ACTIVITIES
Cash dividends paid	(348.1)	—	—	—	—	(348.1)
Commercial paper borrowings, net	(125.0)	—	—	—	—	(125.0)
Equity issuance reimbursement	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(47.5)	—	(47.5)
Proceeds from exercise of share options	23.9	11.9	—	—	—	35.8
Advances from (to) affiliates	501.2	27.6	84.0	(612.8)	—	—
Other	(11.6)	—	—	(5.8)	—	(17.4)
Net cash provided by (used in) financing activities	107.1	39.5	84.0	(666.1)	—	(435.5)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(13.1)	—	(13.1)
Investing activities	—	—	—	147.3	—	147.3
Net cash provided by discontinued operations	—	—	—	134.2	—	134.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.0	—	2.0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35.2	1.7	62.4	(42.9)	—	56.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$271.8	$1.7	$85.0	$128.6	$—	$487.1

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2011 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$2.0	$(2.6)	$(59.9)	$792.3	$—	$731.8
INVESTING ACTIVITIES
Acquisition of Pride International, Inc., net of cash acquired	—	—	92.9	(2,748.9)	—	(2,656.0)
Additions to property and equipment	—	—	—	(729.0)	—	(729.0)
Purchases of short-term investments	—	—	—	(4.5)	—	(4.5)
Other	—	(6.1)	—	11.4	—	5.3
Net cash (used in) provided by investing activities of continuing operations	—	(6.1)	92.9	(3,471.0)	—	(3,384.2)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	2,462.8	—	—	—	—	2,462.8
Cash dividends paid	(292.3)	—	—	—	—	(292.3)
Reduction of long-term borrowings	—	—	(181.0)	(32.3)	—	(213.3)
Commercial paper borrowings, net	125.0	—	—	—	—	125.0
Equity issuance cost	(70.5)	—	—	—	—	(70.5)
Proceeds from exercise of share options	—	39.9				39.9
Debt financing costs	(27.1)	(4.7)	—	—	—	(31.8)
Advances (to) from affiliates	(1,956.1)	(34.5)	170.6	1,820.0	—	—
Other	(10.6)	—	—	(5.1)	—	(15.7)
Net cash provided by (used in) financing activities	231.2	.7	(10.4)	1,782.6	—	2,004.1
DISCONTINUED OPERATIONS
Operating activities	—	(11.1)	—	11.5	—	.4
Investing activities	—	—	—	28.7	—	28.7
Net cash (used in) provided by discontinued operations	—	(11.1)	—	40.2	—	29.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.8)	—	(.8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233.2	(19.1)	22.6	(856.7)	—	(620.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3.4	19.1	—	1,028.2	—	1,050.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$236.6	$—	$22.6	$171.5	$—	$430.7

16.  UNAUDITED QUARTERLY FINANCIAL DATA

The following tables summarize our unaudited quarterly consolidated income statement data for the years ended December 31, 2013 and 2012 (in millions, except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$1,149.9	$1,248.1	$1,266.2	$1,255.6	$4,919.8
Operating expenses
Contract drilling (exclusive of depreciation)	560.8	606.8	619.2	615.7	2,402.5
Depreciation	149.0	152.9	153.3	156.7	611.9
General and administrative	37.8	36.4	37.4	35.2	146.8
Operating income	402.3	452.0	456.3	448.0	1,758.6
Other expense, net	(29.8)	(39.8)	(1.6)	(28.9)	(100.1)
Income from continuing operations before income taxes	372.5	412.2	454.7	419.1	1,658.5
Provision for income taxes	51.7	49.6	73.3	51.0	225.6
Income from continuing operations	320.8	362.6	381.4	368.1	1,432.9
Loss from discontinued operations, net	(.9)	—	—	(4.1)	(5.0)
Net income	319.9	362.6	381.4	364.0	1,427.9
Net income attributable to noncontrolling interests	(2.8)	(1.7)	(2.6)	(2.6)	(9.7)
Net income attributable to Ensco	$317.1	$360.9	$378.8	$361.4	$1,418.2
Earnings (loss) per share – basic
Continuing operations	$1.37	$1.55	$1.62	$1.57	$6.10
Discontinued operations	(0.01)	—	—	(0.02)	(0.02)
	$1.36	$1.55	$1.62	$1.55	$6.08
Earnings (loss) per share – diluted
Continuing operations	$1.36	$1.55	$1.62	$1.56	$6.09
Discontinued operations	—	—	—	(0.02)	(0.02)
	$1.36	$1.55	$1.62	$1.54	$6.07

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$1,020.6	$1,071.1	$1,123.5	$1,085.5	$4,300.7
Operating expenses
Contract drilling (exclusive of depreciation)	502.2	494.0	507.3	524.5	2,028.0
Depreciation	136.0	136.3	142.4	143.9	558.6
General and administrative	38.2	35.5	40.2	35.0	148.9
Operating income	344.2	405.3	433.6	382.1	1,565.2
Other expense, net	(26.7)	(24.7)	(25.5)	(21.7)	(98.6)
Income from continuing operations before income taxes	317.5	380.6	408.1	360.4	1,466.6
Provision for income taxes	37.0	43.4	46.9	117.1	244.4
Income from continuing operations	280.5	337.2	361.2	243.3	1,222.2
(Loss) income from discontinued operations, net	(13.1)	5.5	(15.8)	(22.1)	(45.5)
Net income	267.4	342.7	345.4	221.2	1,176.7
Net income attributable to noncontrolling interests	(2.0)	(1.4)	(1.9)	(1.7)	(7.0)
Net income attributable to Ensco	$265.4	$341.3	$343.5	$219.5	$1,169.7
Earnings (loss) per share – basic
Continuing operations	$1.21	$1.45	$1.55	$1.04	$5.24
Discontinued operations	(0.06)	0.02	(0.07)	(0.10)	(0.19)
	$1.15	$1.47	$1.48	$0.94	$5.05
Earnings (loss) per share – diluted
Continuing operations	$1.20	$1.45	$1.55	$1.04	$5.23
Discontinued operations	(0.05)	0.02	(0.07)	(0.10)	(0.19)
	$1.15	$1.47	$1.48	$0.94	$5.04

17.  SUBSEQUENT EVENT

In January 2014, we closed on the sale of two jackup rigs, ENSCO 69 and Pride Wisconsin, for $33.0 million. The proceeds were received in December 2013 and included in net cash used in investing activities of continuing operations in our consolidated statement of cash flows for the year ended December 31, 2013 and accrued liabilities and other on our consolidated balance sheet as of December 31, 2013. We classified the rigs as held for sale during the fourth quarter of 2013 and included the $8.6 million aggregate net book value in other current assets on our consolidated balance sheet as of December 31, 2013. The gain on sale will be recognized during the first quarter of 2014.

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

During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the Board of Directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	543,463	$52.15	9,802,332
Equity compensation plans not approved by security holders(2)	270,142	37.18	—
Total	813,605	$47.18	9,802,332

(1)
Under the 2012 LTIP, 9.8 million shares remained available for future issuances of non-vested share awards, share option awards and performance awards as of December 31, 2013.  Our performance awards granted prior to 2013 may be settled in Ensco shares, cash or a combination thereof. Performance awards granted in 2013 will be settled in Ensco shares.

(2)
In connection with the Merger, we assumed Pride’s option plan and the outstanding options thereunder. As of December 31, 2013, options to purchase 270,142 shares at a weighted-average exercise price of $37.18 per share were outstanding under this plan. No shares are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	1. Financial Statements
	Reports of Independent Registered Public Accounting Firm	71
	Consolidated Statements of Income	73
	Consolidated Statements of Comprehensive Income	74
	Consolidated Balance Sheets	75
	Consolidated Statements of Cash Flows	76
	Notes to Consolidated Financial Statements	77
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

3.3
New Articles of Association of Ensco plc (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

4.1
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.2
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee, supplementing the Indenture, dated November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.3
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

4.6
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and JPMorgan Chase Bank, as Trustee, including the form of note (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.7
Second Supplemental Indenture, dated June 2, 2009, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

4.8
Third Supplemental Indenture, dated August 6, 2010, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.3 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

4.9
Fourth Supplemental Indenture, dated May 31, 2011, among Ensco plc, Pride International, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.10	Form of Guarantee by Ensco plc (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.11
Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.12
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

4.15	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

10.1
Fourth Amended and Restated Credit Agreement, dated May 7, 2013, among Ensco plc, and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

+10.2
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.3
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.4
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.5
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.6
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.7
Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008), effective May 31, 2011 (incorporated by reference to Exhibit 4.36 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.8
2012 Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.9
Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 24, 2010) (incorporated by reference to Appendix A to Pride's Proxy Statement on Schedule 14A filed on April 1, 2010, File No. 1-13289).

+10.10
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.11
Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective May 31, 2011 (incorporated by reference to Exhibit 4.35 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.12
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.13
Deed of Assumption by Ensco plc relating to Equity Incentive Plans of Pride International, Inc., dated May 26, 2011 (incorporated by reference to Exhibit 4.34 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.14	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.15
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.16	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.17
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

+10.19
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

+10.20
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.21
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated August 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 1-8097).

+10.22
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.23
ENSCO International Incorporated 2000 Stock Option Plan, dated June 22, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.24
Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan, dated November 13, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.25
Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan, dated August 7, 2002 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.26
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.27
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

+10.29
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.30
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.31
Amendment No. 3 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.32
Amendment No. 4 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.33
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

+10.36
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.37
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.38
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.39
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

+10.41
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

+10.46
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

+10.49
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

+10.51
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.52	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.53
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

+10.56
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.57
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.58
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2013, File No. 1-8097).

+10.59
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.60	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.61
ENSCO International Incorporated 2005 Cash Incentive Plan, dated January 1, 2005 (incorporated by reference to Exhibit C to the Registrant's Definitive Proxy Statement filed on March 21, 2005, File No. 1-8097).

+10.62
Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.63
Second Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.64
Form of ENSCO International Incorporated Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.65
Form of ENSCO International Incorporated Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.66
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with Daniel W. Rabun (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.67
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

+10.69	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.70
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.71
Amendment to the Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated December 22, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.72
Restated and Superseding Employment Agreement, dated as of November 13, 2013, between Daniel W. Rabun and Ensco plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2013, File No. 1-8097).

+10.73
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

+10.75
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.76	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.77	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.78
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.79
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

*+10.80	Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 26, 2014.

Ensco plc (Registrant)

By /s/ DANIEL W. RABUN Daniel W. Rabun Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ DANIEL W. RABUN Daniel W. Rabun	Chairman, President and Chief Executive Officer	February 26, 2014

/s/ J. RODERICK CLARK J. Roderick Clark	Director	February 26, 2014

/s/ ROXANNE J. DECYK Roxanne J. Decyk	Director	February 26, 2014

/s/ MARY E. FRANCIS CBE Mary E. Francis CBE	Director	February 26, 2014

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Director	February 26, 2014

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 26, 2014

/s/ FRANCIS S. KALMAN Francis S. Kalman	Director	February 26, 2014

/s/ KEITH O. RATTIE Keith O. Rattie	Director	February 26, 2014

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	February 26, 2014

/s/ JAMES W. SWENT III James W. Swent III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2014

/s/ DOUGLAS J. MANKO Douglas J. Manko	Vice President - Finance	February 26, 2014

/s/ ROBERT W. EDWARDS III Robert W. Edwards III	Controller (principal accounting officer)	February 26, 2014

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

3.3
New Articles of Association of Ensco plc (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

4.1
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.2
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Bankers Trust Company, as Trustee, supplementing the Indenture, dated November 20, 1997 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.3
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

4.6
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and JPMorgan Chase Bank, as Trustee, including the form of note (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

4.7
Second Supplemental Indenture, dated June 2, 2009, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13289).

4.8
Third Supplemental Indenture, dated August 6, 2010, between Pride International, Inc. and The Bank of New York Mellon, as Trustee, including the form of notes issued pursuant thereto (incorporated by reference to Exhibit 4.3 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

4.9
Fourth Supplemental Indenture, dated May 31, 2011, among Ensco plc, Pride International, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.10	Form of Guarantee by Ensco plc (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 31, 2011, File No. 1-8097).

4.11
Indenture, dated March 17, 2011, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.22 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.12
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

4.15	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

10.1
Fourth Amended and Restated Credit Agreement, dated May 7, 2013, among Ensco plc, and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

+10.2
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.3
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.4
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.5
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.6
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.7
Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008), effective May 31, 2011 (incorporated by reference to Exhibit 4.36 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.8
2012 Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.9
Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 24, 2010) (incorporated by reference to Appendix A to Pride's Proxy Statement on Schedule 14A filed on April 1, 2010, File No. 1-13289).

+10.10
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.11
Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective May 31, 2011 (incorporated by reference to Exhibit 4.35 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.12
2012 Amendment to the Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.13
Deed of Assumption by Ensco plc relating to Equity Incentive Plans of Pride International, Inc., dated May 26, 2011 (incorporated by reference to Exhibit 4.34 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.14	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.15
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.16	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.17
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

+10.19
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-8097).

+10.20
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.21
Amendment to the ENSCO International Incorporated 1998 Incentive Plan, dated August 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 1-8097).

+10.22
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.23
ENSCO International Incorporated 2000 Stock Option Plan, dated June 22, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.24
Amendment No. 1 to the ENSCO International Incorporated 2000 Stock Option Plan, dated November 13, 2000 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.25
Amendment No. 2 to the ENSCO International Incorporated 2000 Stock Option Plan, dated August 7, 2002 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on August 7, 2002, File No. 333-97757).

+10.26
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.27
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

+10.29
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.30
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.31
Amendment No. 3 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated December 22, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.32
Amendment No. 4 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.33
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

+10.36
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.37
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.38
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.39
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

+10.41
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

+10.46
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

+10.49
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

+10.51
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.52	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.53
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

+10.56
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.57
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.58
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2013, File No. 1-8097).

+10.59
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.60	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.61
ENSCO International Incorporated 2005 Cash Incentive Plan, dated January 1, 2005 (incorporated by reference to Exhibit C to the Registrant's Definitive Proxy Statement filed on March 21, 2005, File No. 1-8097).

+10.62
Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.63
Second Amendment to the ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.64
Form of ENSCO International Incorporated Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.65
Form of ENSCO International Incorporated Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.66
Form of ENSCO International Incorporated Director and/or Officer Indemnification Agreement with Daniel W. Rabun (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.67
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

+10.69	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.70
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.71
Amendment to the Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated December 22, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.72
Restated and Superseding Employment Agreement, dated as of November 13, 2013, between Daniel W. Rabun and Ensco plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2013, File No. 1-8097).

+10.73
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

+10.75
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.76	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.77	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.78
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.79
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

*+10.80	Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

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