Form 10-Q
period 2014-03-31
Ensco plc
filed 2014-04-29
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 21, 2014, there were 233,662,387 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our construction contracts with three shipyards, unexpected delays in equipment delivery and engineering or design issues following delivery, or changes in commencement, completion or service dates;

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2013, which is available on the SEC's website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
April 29, 2014

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES	$1,187.0	$1,149.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	604.4	560.8
Depreciation	160.0	149.0
General and administrative	38.1	37.8
	802.5	747.6
OPERATING INCOME	384.5	402.3
OTHER INCOME (EXPENSE)
Interest income	3.6	3.3
Interest expense, net	(34.6)	(39.2)
Other, net	1.9	6.1
	(29.1)	(29.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	355.4	372.5
PROVISION FOR INCOME TAXES
Current income tax expense	63.0	62.2
Deferred income tax benefit	(4.3)	(10.5)
	58.7	51.7
INCOME FROM CONTINUING OPERATIONS	296.7	320.8
LOSS FROM DISCONTINUED OPERATIONS, NET	—	(.9)
NET INCOME	296.7	319.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.2)	(2.8)
NET INCOME ATTRIBUTABLE TO ENSCO	$292.5	$317.1
EARNINGS (LOSS) PER SHARE - BASIC
Continuing operations	$1.25	$1.37
Discontinued operations	—	(0.01)
	$1.25	$1.36
EARNINGS PER SHARE - DILUTED
Continuing operations	$1.25	$1.36
Discontinued operations	—	—
	$1.25	$1.36

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$289.5	$313.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.3	230.3
Diluted	231.4	230.6

CASH DIVIDENDS PER SHARE	$0.75	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$296.7	$319.9
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	4.9	(4.0)
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	.5	(1.0)
Other	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	5.4	(5.1)

COMPREHENSIVE INCOME	302.1	314.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4.2)	(2.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$297.9	$312.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122.5	$165.6
Accounts receivable, net	779.6	855.7
Other	570.3	513.9
Total current assets	1,472.4	1,535.2
PROPERTY AND EQUIPMENT, AT COST	17,700.7	17,498.5
Less accumulated depreciation	3,282.4	3,187.5
Property and equipment, net	14,418.3	14,311.0
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	356.5	352.7
	$19,521.2	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$411.9	$341.1
Accrued liabilities and other	493.5	658.7
Current maturities of long-term debt	47.5	47.5
Total current liabilities	952.9	1,047.3
LONG-TERM DEBT	4,703.7	4,718.9
DEFERRED INCOME TAXES	364.7	362.1
OTHER LIABILITIES	569.1	545.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 239.5 million shares issued	24.0	24.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,479.1	5,467.2
Retained earnings	7,444.1	7,327.3
Accumulated other comprehensive income	23.6	18.2
Treasury shares, at cost, 5.9 million shares and 6.0 million shares	(49.3)	(45.2)
Total Ensco shareholders' equity	12,921.6	12,791.6
NONCONTROLLING INTERESTS	9.2	7.3
Total equity	12,930.8	12,798.9
	$19,521.2	$19,472.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$296.7	$319.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	—	.9
Depreciation expense	160.0	149.0
Gain on disposal of assets	(23.7)	(.6)
Share-based compensation expense	11.9	12.8
Deferred income tax benefit	(4.3)	(10.5)
Amortization of intangibles and other, net	.5	(9.3)
Other	.1	(6.4)
Changes in operating assets and liabilities	(24.6)	(113.7)
Net cash provided by operating activities of continuing operations	416.6	342.1

INVESTING ACTIVITIES
Additions to property and equipment	(274.1)	(168.3)
Other	3.3	.9
Net cash used in investing activities of continuing operations	(270.8)	(167.4)

FINANCING ACTIVITIES
Cash dividends paid	(175.7)	(116.5)
Reduction of long-term borrowings	(7.1)	(7.1)
Proceeds from exercise of share options	.2	13.4
Other	(6.4)	(5.5)
Net cash used in financing activities	(189.0)	(115.7)

DISCONTINUED OPERATIONS
Operating activities	—	.2
Investing activities	—	15.5
Net cash provided by discontinued operations	—	15.7
Effect of exchange rate changes on cash and cash equivalents	.1	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43.1)	74.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165.6	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$122.5	$561.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2013 condensed consolidated balance sheet data were derived from our 2013 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2014 and 2013 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2014
Supplemental executive retirement plan assets	$39.2	$—	$—	$39.2
Derivatives, net	—	8.8	—	8.8
Total financial assets	$39.2	$8.8	$—	$48.0

As of December 31, 2013
Supplemental executive retirement plan assets	$37.7	$—	$—	$37.7
Derivatives, net	—	1.8	—	1.8
Total financial assets	$37.7	$1.8	$—	$39.5

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,477.9	$1,614.8	$1,477.2	$1,596.9
6.875% Senior notes due 2020	1,020.7	1,076.6	1,024.8	1,086.7
3.25% Senior notes due 2016	996.9	1,043.3	996.5	1,045.8
8.50% Senior notes due 2019	596.4	632.5	600.5	635.8
7.875% Senior notes due 2040	382.2	427.3	382.6	410.5
7.20% Debentures due 2027	149.1	182.4	149.1	178.6
4.33% MARAD bonds, including current maturities, due 2016	71.2	71.6	78.9	79.7
4.65% MARAD bonds, including current maturities, due 2020	31.5	34.9	31.5	35.2
6.36% MARAD bonds, including current maturities, due 2015	25.3	26.7	25.3	27.1
Total	$4,751.2	$5,110.1	$4,766.4	$5,096.3

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2014 and December 31, 2013.

Note 3 -Derivative Instruments

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. We use foreign currency forward contracts to reduce our exposure to various market risks, primarily foreign currency exchange rate risk.

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $8.8 million and $1.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$11.0	$9.1	$3.0	$9.8
Foreign currency forward contracts - non-current(2)	1.0	1.2	.1	.6
	12.0	10.3	3.1	10.4
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	1.2	2.5	1.3	.6
	1.2	2.5	1.3	.6
Total	$13.2	$12.8	$4.4	$11.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2014, we had cash flow hedges outstanding to exchange an aggregate $392.2 million for various foreign currencies, including $188.3 million for British pounds, $118.1 million for Brazilian reais, $34.8 million for Singapore dollars, $22.6 million for euros, $19.4 million for Australian dollars and $9.0 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and comprehensive income for the quarters ended March 31, 2014 and 2013 were as follows (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2014	2013	2014	2013
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	4.9	(4.0)	(.4)	1.1	.7	.2
Total	$4.9	$(4.0)	$(.5)	$1.0	$.7	$.2

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of income.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net, in our condensed consolidated statements of income.

(4)
During the quarter ended March 31, 2014, $600,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income. During the quarter ended March 31, 2013, $900,000 of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $223.0 million for various foreign currencies, including $109.7 million for euros, $30.6 million for British pounds, $25.7 million for Swiss francs, $19.1 million for Indonesian rupiah, $15.2 million for Australian dollars and $22.7 million for other currencies.

Net losses of $600,000 and $4.4 million associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of income for the quarters ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $4.3 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the quarters ended March 31, 2014 and 2013 was as follows (in millions):

	2014	2013
Income from continuing operations	$296.7	$320.8
Income from continuing operations attributable to noncontrolling interests	(4.2)	(2.8)
Income from continuing operations attributable to Ensco	$292.5	$318.0

Loss from discontinued operations, net, for the quarter ended March 31, 2013 was attributable to Ensco.

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

The following table is a reconciliation of net income attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2014 and 2013 (in millions):

	2014	2013
Net income attributable to Ensco	$292.5	$317.1
Net income allocated to non-vested share awards	(3.0)	(3.3)
Net income attributable to Ensco shares	$289.5	$313.8

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the quarters ended March 31, 2014 and 2013 (in millions):

	2014	2013
Weighted-average shares - basic	231.3	230.3
Potentially dilutive shares	.1	.3
Weighted-average shares - diluted	231.4	230.6

Antidilutive share options totaling 400,000 and 100,000 were excluded from the computation of diluted EPS for the quarters ended March 31, 2014 and 2013, respectively.

Note 6 -Discontinued Operations

During the first quarter of 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The rig was classified as held for sale and included in discontinued operations during 2012 in connection with the sale of multiple rigs in our fleet. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the quarter ended March 31, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss from discontinued operations, net, in our condensed consolidated statement of income for the quarter ended March 31, 2013. Pride Pennsylvania operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2013.

The following table summarizes loss from discontinued operations, net, for the quarter ended March 31, 2013 (in millions):

Revenues	$—
Operating expenses	.1
Operating loss	(.1)
Other income	.3
Income tax benefit	—
Loss on disposal of discontinued operations, net	(1.1)
Loss from discontinued operations, net	$(.9)

Debt and interest expense are not allocated to our discontinued operations.

Note 7 -Income Taxes

Our consolidated effective income tax rate for the quarter ended March 31, 2014 was 16.5% as compared to 13.9% in the prior year quarter. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2014 and 2013 was 12.6% and 12.2%, respectively.

Discrete tax expense for the quarter ended March 31, 2014 was primarily attributable to income tax expense resulting from the sale of jackup rigs ENSCO 69 and Pride Wisconsin, the recognition of a liability for unrecognized tax benefits associated with certain tax positions taken in prior years and the resolution of prior period tax matters. Discrete tax expense for the quarter ended March 31, 2013 was primarily attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in prior years.

Note 8 -Contingencies

ENSCO 74 Loss

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  The sunken rig hull of ENSCO 74 was located approximately 95 miles from the original drilling location when it was struck by an oil tanker during 2009.  Wreck removal operations on the sunken rig hull of ENSCO 74 were completed during 2010.

We filed a petition for exoneration or limitation of liability under U.S. admiralty and maritime law during 2009. A number of claimants presented claims in the exoneration/limitation proceedings. Currently, only one claimant remains. We have liability insurance policies that provide coverage for such claims as well as removal of wreckage and debris in excess of the property insurance policy sublimit, subject to a $10.0 million per occurrence deductible for third-party claims and an annual aggregate limit of $490.0 million.

The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. During the first quarter of 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Prior to the settlement, we incurred legal fees of $3.6 million for this matter. An accrued liability of $6.4 million for the remainder of our deductible under our liability insurance policy was included in accrued liabilities and other on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. In April 2014, we paid the $6.4 million balance of our deductible under our liability insurance policy. The remaining $3.2 million of settlement proceeds was paid by our underwriters under the terms of the related insurance policies.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. This matter is currently scheduled for trial in June 2014. Based on information currently available, primarily the adequacy of available defenses, we have not concluded that it is probable a liability exists with respect to the claim by the owner of the oil tanker.

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

In December 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. While we believe the settlement will be approved by the Court, there can be no assurances as to the ultimate outcome.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of March 31, 2014 totaled $242.7 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of March 31, 2014, we had not been required to make collateral deposits with respect to these agreements.

Note 9 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2014 and 2013 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended March 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$740.5	$429.9	$16.6	$1,187.0	$—	$1,187.0
Operating expenses
Contract drilling (exclusive of depreciation)	395.7	197.4	11.3	604.4	—	604.4
Depreciation	115.8	42.3	—	158.1	1.9	160.0
General and administrative	—	—	—	—	38.1	38.1
Operating income (loss)	$229.0	$190.2	$5.3	$424.5	$(40.0)	$384.5
Property and equipment, net	$11,376.2	$2,986.1	$—	$14,362.3	$56.0	$14,418.3

Three Months Ended March 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$719.2	$410.5	$20.2	$1,149.9	$—	$1,149.9
Operating expenses
Contract drilling (exclusive of depreciation)	344.9	200.2	15.7	560.8	—	560.8
Depreciation	107.1	40.3	—	147.4	1.6	149.0
General and administrative	—	—	—	—	37.8	37.8
Operating income (loss)	$267.2	$170.0	$4.5	$441.7	$(39.4)	$402.3
Property and equipment, net	$10,710.0	$2,413.3	$—	$13,123.3	$31.9	$13,155.2

Information about Geographic Areas

As of March 31, 2014, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups(1)	Total(2)
North & South America (excluding Brazil)	9	12	21
Middle East & Africa	6	10	16
Asia & Pacific Rim	4	10	14
Europe & Mediterranean	1	10	11
Brazil	6	—	6
Asia & Pacific Rim (under construction)	3	3	6
Total	29	45	74

(1)
In April 2014, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141), which are scheduled for delivery during mid-2016. ENSCO 140 and ENSCO 141 are not included in the table above.

(2)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 10 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Trade	$773.6	$869.8
Other	18.3	14.3
	791.9	884.1
Allowance for doubtful accounts	(12.3)	(28.4)
	$779.6	$855.7

Other current assets consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Inventory	$262.1	$256.4
Prepaid taxes	76.1	88.1
Deferred costs	55.6	47.4
Assets held for sale	53.7	8.6
Short-term investments	50.0	50.0
Prepaid expenses	28.2	18.5
Deferred tax assets	22.9	23.1
Derivative assets	12.2	11.6
Other	9.5	10.2
	$570.3	$513.9

Other assets, net, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Deferred costs	$76.0	$59.1
Intangible assets	75.3	83.8
Prepaid taxes on intercompany transfers of property	48.6	50.2
Unbilled receivables	44.0	51.9
Supplemental executive retirement plan assets	39.2	37.7
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	29.3	25.2
Other	13.5	14.2
	$356.5	$352.7

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Personnel costs	$176.7	$242.0
Deferred revenue	156.1	169.8
Taxes	93.8	84.2
Accrued Interest	34.3	68.0
Advance payment received on sale of assets	3.3	33.0
Customer pre-payments	—	20.0
Other	29.3	41.7
	$493.5	$658.7

Other liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Deferred revenue	$244.7	$217.6
Unrecognized tax benefits (inclusive of interest and penalties)	156.6	148.0
Intangible liabilities	62.2	69.1
Supplemental executive retirement plan liabilities	41.9	40.5
Personnel costs	30.5	37.2
Other	33.2	33.3
	$569.1	$545.7

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Derivative Instruments	$26.0	$20.6
Other	(2.4)	(2.4)
	$23.6	$18.2

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents, our short-term investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within management's expectations. We mitigate our credit risk relating to cash and cash equivalents by focusing on diversification and quality of instruments. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During the quarter ended March 31, 2014, Petrobras, Total and Anadarko Petroleum accounted for 17%, 14% and 10% of our consolidated revenues, respectively, all of which were attributable to our Floaters segment. During the same period, BP accounted for 10% of our consolidated revenues, 70% of which were attributable to our Floaters segment.

During the quarter ended March 31, 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $419.9 million, or 35%, of our consolidated revenues, of which 75% were provided by our Floaters segment. Revenues provided by our drilling operations in Angola and Brazil during the quarter ended March 31, 2014 totaled $189.3 million and $164.5 million, or 16% and 14%, respectively, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 11 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of March 31, 2014. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2014.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three month periods ended March 31, 2014 and 2013; the unaudited condensed consolidating statements of comprehensive income for the three month periods ended March 31, 2014 and 2013; the condensed consolidating balance sheets as of March 31, 2014 (unaudited) and December 31, 2013; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.7	$38.9	$—	$1,219.9	$(79.5)	$1,187.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.3	38.9	—	637.7	(79.5)	604.4
Depreciation	.1	1.5	—	158.4	—	160.0
General and administrative	16.3	.1	—	21.7	—	38.1
OPERATING (LOSS) INCOME	(16.0)	(1.6)	—	402.1	—	384.5
OTHER (EXPENSE) INCOME, NET	(16.6)	(4.0)	(12.2)	3.7	—	(29.1)
(LOSS) INCOME BEFORE INCOME TAXES	(32.6)	(5.6)	(12.2)	405.8	—	355.4
INCOME TAX PROVISION	—	30.8	—	27.9	—	58.7
EQUITY EARNINGS (LOSS) IN AFFILIATES, NET OF TAX	325.1	94.0	(15.3)	—	(403.8)	—
NET INCOME	292.5	57.6	(27.5)	377.9	(403.8)	296.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.5	$57.6	$(27.5)	$373.7	$(403.8)	$292.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.1	$—	$1,183.7	$(77.4)	$1,149.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	12.4	38.1	—	587.7	(77.4)	560.8
Depreciation	.1	.8	—	148.1	—	149.0
General and administrative	16.9	.2	—	20.7	—	37.8
OPERATING (LOSS) INCOME	(23.9)	(1.0)	—	427.2	—	402.3
OTHER (EXPENSE) INCOME, NET	(14.6)	(7.4)	(14.6)	6.8	—	(29.8)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(38.5)	(8.4)	(14.6)	434.0	—	372.5
INCOME TAX PROVISION	—	29.5	—	22.2	—	51.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	355.6	111.7	52.4	—	(519.7)	—
NET INCOME	317.1	73.8	37.8	410.9	(519.7)	319.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.8)	—	(2.8)
NET INCOME ATTRIBUTABLE TO ENSCO	$317.1	$73.8	$37.8	$408.1	$(519.7)	$317.1

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$292.5	$57.6	$(27.5)	$377.9	$(403.8)	$296.7
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	4.9	—	—	—	4.9
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.5	—	—	—	.5
NET OTHER COMPREHENSIVE INCOME	—	5.4	—	—	—	5.4

COMPREHENSIVE INCOME (LOSS)	292.5	63.0	(27.5)	377.9	(403.8)	302.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.5	$63.0	$(27.5)	$373.7	$(403.8)	$297.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$317.1	$73.8	$37.8	$410.9	$(519.7)	$319.9
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	—	(4.0)	—	—	—	(4.0)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(1.0)	—	—	—	(1.0)
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE LOSS	—	(5.0)	—	(.1)	—	(5.1)

COMPREHENSIVE INCOME	317.1	68.8	37.8	410.8	(519.7)	314.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.8)	—	(2.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$317.1	$68.8	$37.8	$408.0	$(519.7)	$312.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38.1	$—	$2.2	$82.2	$—	$122.5
Accounts receivable, net	—	—	—	779.6	—	779.6
Accounts receivable from affiliates	2,119.5	158.2	1.3	4,460.7	(6,739.7)	—
Other	3.0	66.3	—	501.0	—	570.3
Total current assets	2,160.6	224.5	3.5	5,823.5	(6,739.7)	1,472.4
PROPERTY AND EQUIPMENT, AT COST	2.1	48.2	—	17,650.4	—	17,700.7
Less accumulated depreciation	1.6	28.0	—	3,252.8	—	3,282.4
Property and equipment, net	.5	20.2	—	14,397.6	—	14,418.3
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,129.1	4,380.3	1,933.6	5,283.2	(15,726.2)	—
INVESTMENTS IN AFFILIATES	14,174.1	4,973.8	4,076.9	—	(23,224.8)	—
OTHER ASSETS, NET	8.2	57.9	—	290.4	—	356.5
	$20,472.5	$9,656.7	$6,014.0	$29,068.7	$(45,690.7)	$19,521.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5.2	$17.4	$23.4	$859.4	$—	$905.4
Accounts payable to affiliates	4,036.0	471.4	—	2,232.3	(6,739.7)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	4,041.2	488.8	23.4	3,139.2	(6,739.7)	952.9
DUE TO AFFILIATES	1,025.7	2,951.5	1,391.9	10,357.1	(15,726.2)	—
LONG-TERM DEBT	2,474.8	149.1	1,999.3	80.5	—	4,703.7
DEFERRED INCOME TAXES	—	360.2	—	4.5	—	364.7
OTHER LIABILITIES	—	2.0	8.1	559.0	—	569.1
ENSCO SHAREHOLDERS' EQUITY	12,930.8	5,705.1	2,591.3	14,919.2	(23,224.8)	12,921.6
NONCONTROLLING INTERESTS	—	—	—	9.2	—	9.2
Total equity	12,930.8	5,705.1	2,591.3	14,928.4	(23,224.8)	12,930.8
	$20,472.5	$9,656.7	$6,014.0	$29,068.7	$(45,690.7)	$19,521.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2013 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46.5	$.5	$4.9	$113.7	$—	$165.6
Accounts receivable, net	—	—	—	855.7	—	855.7
Accounts receivable from affiliates	1,235.0	213.8	5.5	4,169.2	(5,623.5)	—
Other	3.2	61.3	—	449.4	—	513.9
Total current assets	1,284.7	275.6	10.4	5,588.0	(5,623.5)	1,535.2
PROPERTY AND EQUIPMENT, AT COST	2.1	34.3	—	17,462.1	—	17,498.5
Less accumulated depreciation	1.5	26.5	—	3,159.5	—	3,187.5
Property and equipment, net	.6	7.8	—	14,302.6	—	14,311.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,876.8	4,236.0	1,898.0	5,069.7	(16,080.5)	—
INVESTMENTS IN AFFILIATES	13,830.1	4,868.6	4,092.2	—	(22,790.9)	—
OTHER ASSETS, NET	8.8	60.1	—	283.8	—	352.7
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.5	$9.1	$34.2	$925.0	$—	$999.8
Accounts payable to affiliates	3,666.1	549.7	—	1,407.7	(5,623.5)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	3,697.6	558.8	34.2	2,380.2	(5,623.5)	1,047.3
DUE TO AFFILIATES	1,030.8	2,760.4	1,331.1	10,958.2	(16,080.5)	—
LONG-TERM DEBT	2,473.7	149.1	2,007.8	88.3	—	4,718.9
DEFERRED INCOME TAXES	—	358.3	—	3.8	—	362.1
OTHER LIABILITIES	—	2.3	8.7	534.7	—	545.7
ENSCO SHAREHOLDERS' EQUITY	12,798.9	5,619.2	2,618.8	14,545.6	(22,790.9)	12,791.6
NONCONTROLLING INTERESTS	—	—	—	7.3	—	7.3
Total equity	12,798.9	5,619.2	2,618.8	14,552.9	(22,790.9)	12,798.9
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(50.1)	$(22.2)	$(32.1)	$521.0	$—	$416.6
INVESTING ACTIVITIES
Additions to property and equipment	—	(13.9)	—	(260.2)	—	(274.1)
Other	—	—	—	3.3	—	3.3
Net cash used in investing activities	—	(13.9)	—	(256.9)	—	(270.8)
FINANCING ACTIVITIES
Cash dividends paid	(175.7)	—	—	—	—	(175.7)
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Proceeds from exercise of share options	.2	—	—	—	—	.2
Advances from (to) affiliates	221.3	35.6	29.4	(286.3)	—	—
Other	(4.1)	—	—	(2.3)	—	(6.4)
Net cash provided by (used in) financing activities	41.7	35.6	29.4	(295.7)	—	(189.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8.4)	(.5)	(2.7)	(31.5)	—	(43.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38.1	$—	$2.2	$82.2	$—	$122.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(55.3)	$(34.0)	$11.3	$420.1	$—	$342.1
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(168.3)	—	(168.3)
Other	—	.1	—	.8	—	.9
Net cash provided by (used in) investing activities of continuing operations	—	.1	—	(167.5)	—	(167.4)
FINANCING ACTIVITIES
Cash dividends paid	(116.5)	—	—	—	—	(116.5)
Proceeds from exercise of share options	13.4	—	—	—	—	13.4
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Advances from (to) affiliates	179.4	32.2	18.7	(230.3)	—	—
Other	(3.7)	—		(1.8)	—	(5.5)
Net cash provided by (used in) financing activities	72.6	32.2	18.7	(239.2)	—	(115.7)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	.2	—	.2
Investing activities	—	—	—	15.5	—	15.5
Net cash provided by discontinued operations	—	—	—	15.7	—	15.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17.3	(1.7)	30.0	29.1	—	74.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$289.1	$—	$115.0	$157.7	$—	$561.8

Note 12 - Subsequent Event

In April 2014, we sold jackup rig ENSCO 85 for net proceeds of approximately $64.0 million. We classified the rig as held for sale during the first quarter of 2014 and included the rig's $53.7 million aggregate net book value and inventory in other current assets on our condensed consolidated balance sheet as of March 31, 2014. The gain on sale will be recognized during the second quarter of 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2014 and for the quarters ended March 31, 2014 and 2013 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We operate one of the newest ultra-deepwater fleets in the industry, and our premium jackup fleet is the largest of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 76 rigs, including eight rigs under construction, spanning most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 47 jackup rigs.

Average Brent crude oil prices exceeded $105 per barrel during the first quarter of 2014, and we believe current prices support drilling programs by operators in the floater and jackup markets. Despite the attractive commodity prices, operators have become increasingly focused on controlling capital spending levels which, combined with increasing rig supply, has resulted in downward pressure on floater day rates and utilization.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. In response to customer demand for our differentiated rig technology and contract drilling services in the Middle East, we recently entered into an agreement with Lamprell to construct two premium jackup rigs (ENSCO 140 and ENSCO 141). These rigs are scheduled for delivery during mid-2016. Currently, we have eight rigs under construction, including three ultra-deepwater drillships, three premium jackup rigs and two ultra-premium harsh environment jackup rigs. During 2014, we expect to take delivery of two ultra-deepwater drillships (ENSCO DS-8 and DS-9) and an ultra-premium harsh environment jackup rig (ENSCO 122).

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.2 billion of contract backlog and $2.0 billion of borrowing capacity under our commercial paper program and revolving credit facility as of March 31, 2014 will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during the remainder of 2014 and beyond.

BUSINESS ENVIRONMENT

Floaters

There have been relatively few new floater contracts executed during 2014, and operators have become increasingly focused on controlling capital spending levels. Increasing rig supply from newbuild floaters and delays in customer drilling programs have negatively impacted utilization and day rates. Despite these developments, we expect additional contracting opportunities to be available in several regions, particularly for premium and high-specification rigs. Drilling contractors are currently challenged to contract older, less capable floaters, although retirements of these rigs could alleviate some of this pressure.

Rig supply in the U.S. Gulf of Mexico is expected to increase during the remainder of 2014 as multiple newbuild rigs mobilize to the region. Although the majority of these rigs are contracted, utilization and day rates for existing floaters in the region may be negatively impacted, causing some of these rigs to mobilize to other regions. Favorable activity during the most recent lease sale in the U.S. Gulf of Mexico could lead to incremental demand in future years. In Mexico, ongoing energy reform could create opportunities in the region going forward.

We believe there will be incremental demand in Brazil as customers come to the market for rigs to drill their new exploration acreage awarded in licensing rounds held during 2013. Petrobras has an outstanding inquiry for at least one rig, and contract extension negotiations for multiple rigs with contracts expiring in 2015 are ongoing.

In West Africa, multiple rigs are projected to enter the region during 2014; however, this region is experiencing increasing customer demand, with additional contracting opportunities expected later this year and into 2015. In addition, several operators have exploration programs planned in East Africa and South Africa, and the new discoveries in East Africa could result in significant development programs over time.

Supply and demand in the North Sea market are balanced, and we believe there will be incremental demand for harsh environment floaters. The Mediterranean market is also expected to present additional drilling opportunities. We expect demand in the Asia Pacific market to remain stable, with incremental requirements in Australia, Indonesia, Myanmar, South Korea and Vietnam.

The worldwide supply of floaters continues to increase as a result of newbuild construction programs. Currently, there are 90 newbuild drillships and semisubmersible rigs reported to be under construction, over 20 of which are scheduled for delivery during the remainder of 2014. The majority of these rigs are not yet contracted. Utilization and day rates for less capable floaters will likely continue to be negatively impacted.

Jackups

Demand for jackups is strong, supporting current day rates and contract terms. Utilization and day rates in certain regions may come under pressure as more newbuild rigs enter the market; however, retirements of older jackups could partially offset new supply as the majority of the global jackup fleet is more than 30 years old.

Demand is steady in the U.S. Gulf of Mexico, and we expect the market to remain largely in balance. Contract terms in recent tenders have declined in duration, which may put pressure on day rates and utilization for certain rigs in the region. Recent lease sales indicate opportunities for favorable future demand. The national oil company of Mexico, Petróleos Mexicanos ("PEMEX"), continues to expand its rig fleet, and we believe there will be incremental demand in Mexico as PEMEX contracts additional jackups.

The Middle East market is expected to remain strong, and we believe there will be incremental demand from operators in the region. Demand also remains strong in West Africa, and there are currently open tenders for incremental rigs for multi-year terms.

We expect the North Sea market to remain tight. Significant contracted backlog exists for 2014, and operators are issuing tenders to secure rigs for work beginning in 2015 and beyond.

The Asia Pacific market remains balanced, and multiple newbuild rigs constructed in the region mobilized to other regions during the first quarter of 2014 to begin their initial contracts. We believe there will be incremental requirements in Australia, China, Malaysia, Thailand and Vietnam; however, uncontracted newbuild rigs scheduled for delivery from Asian shipyards during the remainder of 2014 will likely put pressure on utilization and day rates in the region.

Worldwide jackup supply continues to increase as a result of newbuild construction programs. Currently, there are approximately 130 newbuild jackup rigs reported to be under construction, over 25 of which are scheduled for delivery during the remainder of 2014. The majority of newbuild jackup rigs scheduled for delivery during 2014 are not contracted. Utilization and day rates in certain regions may come under pressure in the near to intermediate term depending upon the rate at which older jackups are retired.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2014 and 2013 (in millions):

	2014	2013
Revenues	$1,187.0	$1,149.9
Operating expenses
Contract drilling (exclusive of depreciation)	604.4	560.8
Depreciation	160.0	149.0
General and administrative	38.1	37.8
Operating income	384.5	402.3
Other expense, net	(29.1)	(29.8)
Provision for income taxes	58.7	51.7
Income from continuing operations	296.7	320.8
Loss from discontinued operations, net	—	(.9)
Net income	296.7	319.9
Net income attributable to noncontrolling interests	(4.2)	(2.8)
Net income attributable to Ensco	$292.5	$317.1

For the quarter ended March 31, 2014, revenues increased $37.1 million, or 3%, and operating income declined $17.8 million, or 4%, as compared to the prior year quarter. The increase in revenues was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates across our fleet, partially offset by a decline in utilization across our fleet. The decline in operating income resulted from an increase in personnel and repair and maintenance costs. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2014 and 2013:

	2014	2013
Floaters(1)	26	25
Jackups(1)(2)	42	42
Under construction(1)(3)(4)	6	6
Total	74	73

(1)
During the second half of 2013, we accepted delivery of one ultra-deepwater drillship (ENSCO DS-7) and two ultra-premium harsh environment jackup rigs (ENSCO 120 and ENSCO 121). ENSCO DS-7 commenced a long-term contract during the fourth quarter of 2013. ENSCO 120 commenced drilling operations under a long-term contract during the first quarter of 2014, and ENSCO 121 is expected to commence drilling operations under a long-term contract during the second quarter of 2014.

(2)	During the first quarter of 2014, we sold jackup rigs ENSCO 69 and Pride Wisconsin.

(3)
During the second quarter of 2013, we entered into an agreement with Samsung Heavy Industries ("SHI") to construct our eighth ultra-deepwater drillship (ENSCO DS-10), which is uncontracted and scheduled for delivery during the third quarter of 2015. We also entered into agreements with Keppel FELS Limited ("KFELS") during the second quarter and fourth quarter of 2013 to construct one premium jackup rig (ENSCO 110) and one ultra-premium harsh environment jackup rig (ENSCO 123), respectively. These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

(4)
In April 2014, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141), which are scheduled for delivery during mid-2016. ENSCO 140 and ENSCO 141 are not included in the table above.

The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2014 and 2013:

	2014	2013
Rig Utilization(1)
Floaters	68%	83%
Jackups	84%	88%
Total	78%	86%
Average Day Rates(2)
Floaters	$446,801	$379,801
Jackups	130,934	117,268
Total	$238,786	$209,824

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
Segment information is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in the column "Reconciling Items."

Three Months Ended March 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$740.5	$429.9	$16.6	$1,187.0	$—	$1,187.0
Operating expenses
Contract drilling (exclusive of depreciation)	395.7	197.4	11.3	604.4	—	604.4
Depreciation	115.8	42.3	—	158.1	1.9	160.0
General and administrative	—	—	—	—	38.1	38.1
Operating income (loss)	$229.0	$190.2	$5.3	$424.5	$(40.0)	$384.5

Three Months Ended March 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$719.2	$410.5	$20.2	$1,149.9	$—	$1,149.9
Operating expenses
Contract drilling (exclusive of depreciation)	344.9	200.2	15.7	560.8	—	560.8
Depreciation	107.1	40.3	—	147.4	1.6	149.0
General and administrative	—	—	—	—	37.8	37.8
Operating income (loss)	$267.2	$170.0	$4.5	$441.7	$(39.4)	$402.3

Floaters

Floater revenues for the quarter ended March 31, 2014 increased by $21.3 million, or 3%, as compared to the prior year quarter. The increase in revenues was primarily due to commencement of the ENSCO DS-7 drilling contract during the fourth quarter of 2013 as well as a full quarter of operations for ENSCO DS-6 and ENSCO 8506. To a lesser extent, the increase in revenues was attributable to an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization attributable to multiple rigs in our Floater fleet. ENSCO 8503 completed a contract in January 2014 and was idle for the remainder of the quarter. Additionally, ENSCO 5000 and ENSCO 5002 were warm stacked during the first quarter of 2014. ENSCO 5006, which is under contract and was mobilizing to Singapore for a capital enhancement project during the first quarter of 2014, and ENSCO 5004, which was in the shipyard for repairs and a capital enhancement project, also adversely impacted utilization. Utilization in the prior year quarter was negatively impacted by downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs.

Floater contract drilling expense for the quarter ended March 31, 2014 increased by $50.8 million, or 15%, as compared to the prior year quarter, primarily due to the aforementioned additions to our fleet. To a lesser extent, higher personnel and repair and maintenance costs also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for ENSCO 5006 and lower costs for warm stacked rigs ENSCO 5000 and ENSCO 5002. Depreciation expense increased by $8.7 million, or 8.1%, primarily due to the additions to our fleet.

Jackups

Jackup revenues for the quarter ended March 31, 2014 increased by $19.4 million, or 5%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in average day rates across our Jackup fleet. The increase in average day rates was partially offset by a decline in utilization, primarily due to an increase in planned downtime for shipyard upgrades and inspections as compared to the prior year quarter.
Jackup contract drilling expense for the quarter ended March 31, 2014 declined $2.8 million, or 1%, as compared to the prior year quarter, primarily due to a $23.6 million gain recognized in connection with the sale of jackup rigs ENSCO 69 and Pride Wisconsin, partially offset by an increase in personnel and repair and maintenance costs.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2014 and 2013 (in millions):

	2014	2013
Interest income	$3.6	$3.3
Interest expense, net:
Interest expense	(55.9)	(56.8)
Capitalized interest	21.3	17.6
	(34.6)	(39.2)
Other, net	1.9	6.1
	$(29.1)	$(29.8)

Interest expense was comparable to the prior year quarter as the outstanding principal balances associated with our long-term debt instruments remained consistent. Interest expense capitalized during the quarter ended March 31, 2014 increased as compared to the prior year quarter due to an increase in the average outstanding amount of capital invested in newbuild construction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $1.5 million and $5.1 million were included in other, net, for the quarters ended March 31, 2014 and 2013, respectively. The net foreign currency exchange gain for the quarter ended March 31, 2013 was primarily attributable to the devaluation of the Venezuelan Bolivar.

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
Income tax expense for the quarters ended March 31, 2014 and 2013 was $58.7 million and $51.7 million, respectively. The $7.0 million increase in income tax expense as compared to the prior year quarter was primarily due to an increase in our consolidated effective income tax rate to 16.5% from 13.9% in the prior year quarter. Our consolidated effective income tax rate for the quarter ended March 31, 2014 includes the impact of various discrete tax items, including income tax expense resulting from the sale of ENSCO 69 and Pride Wisconsin, the recognition of a liability for unrecognized tax benefits associated with certain tax positions taken in prior years and the resolution of prior period tax matters. Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2014 and 2013 was 12.6% and 12.2%, respectively.

On April 1, 2014, the U.K. government issued draft tax legislation that would significantly increase the income taxes on our U.K. drilling operations.  The draft tax legislation, which is open for technical consultation until May 9, 2014, will be included in the government’s Finance Bill 2014.  Royal Assent to Finance Bill 2014 is expected in July 2014, at which time the tax legislation will be formally enacted with retrospective application to April 1, 2014.  If the tax legislation is enacted as currently drafted, we expect our 2014 income tax expense to increase by approximately $20.0 million.

Discontinued Operations

During the first quarter of 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The rig was classified as held for sale and included in discontinued operations during 2012 in connection with the sale of multiple rigs in our fleet. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the quarter ended March 31, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2013. Additionally, Pride Pennsylvania operating results were reclassified to discontinued operations in our condensed consolidated statements of income for the quarter ended March 31, 2013. There were no discontinued operations for the first quarter of 2014.

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

We expect that our operating cash flows will continue to be dedicated to finance newbuild construction and upgrade projects and service our long-term debt. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. Based on our balance sheet and contractual backlog of $10.2 billion as of March 31, 2014, we believe future capital projects, debt service and dividend payments will primarily be funded from future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

During the quarter ended March 31, 2014, our primary source of cash was $416.6 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $274.1 million for the construction, enhancement and other improvement of our drilling rigs and $175.7 million for dividend payments.

During the quarter ended March 31, 2013, our primary source of cash was $342.1 million generated from operating activities of continuing operations and $15.5 million in proceeds from the sale of Pride Pennsylvania. Our primary use of cash for the same period was $168.3 million for the construction, enhancement and other improvement of our drilling rigs and $116.5 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Cash flow from operating activities of continuing operations	$416.6	$342.1
Capital expenditures
New rig construction	$112.6	$50.8
Rig enhancements	101.8	66.0
Minor upgrades and improvements	59.7	51.5
	$274.1	$168.3

Cash flow from operating activities of continuing operations increased $74.5 million, or 22%, for the quarter ended March 31, 2014 as compared to the prior year period. The increase primarily resulted from a $160.3 million increase in cash receipts from contract drilling services, partially offset by a $72.8 million increase in cash payments related to contract drilling expenses and a $7.2 million increase in cash payments for income taxes.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. We currently have three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10) under construction. ENSCO DS-8 is currently uncontracted and scheduled for delivery during the third quarter of 2014. ENSCO DS-9 is currently scheduled for delivery during the fourth quarter of 2014 and is committed under a long-term contract. ENSCO DS-10 is currently uncontracted and scheduled for delivery during the third quarter of 2015.

We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 120 was delivered during the third quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the first quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and is expected to commence drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 122 is currently scheduled for delivery during the third quarter 2014 and is committed under a long-term drilling contract. During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

In April 2014, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141) for estimated total construction costs of approximately $430.0 million, inclusive of costs associated with commissioning, systems integration testing and project management. ENSCO 140 and ENSCO 141 will incorporate Ensco's patented Canti-Leverage AdvantageSM technology and are significantly enhanced versions of the LeTorneau Super 116E jackup design. These rigs are scheduled for delivery during mid-2016.

A substantial portion of our projected cash flows will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.2 billion of contract backlog and $2.0 billion of borrowing capacity under our commercial paper program and revolving credit facility as of March 31, 2014 provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during 2014 and beyond.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2014 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2014	2015	2016	Total(2)
ENSCO DS-8	$161.4	$383.4	$—	$—	$544.8
ENSCO DS-9	157.4	—	373.3	—	530.7
ENSCO DS-10	154.5	51.5	307.4	—	513.4
ENSCO 110	41.0	—	166.2	—	207.2
ENSCO 122	49.0	202.2	—	—	251.2
ENSCO 123	53.5	—	—	213.8	267.3
ENSCO 140	—	76.8	76.8	38.4	192.0
ENSCO 141	—	38.4	115.2	38.4	192.0
	$616.8	$752.3	$1,038.9	$290.6	$2,698.6

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2014.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, are $98.6 million. We currently estimate these payments will be made during the next 12 months.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2014 to include approximately $1.2 billion for newbuild construction, approximately $570.0 million for rig enhancement projects and approximately $300.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2014	December 31, 2013
Total debt	$4,751.2	$4,766.4
Total capital*	$17,672.8	$17,558.0
Total debt to total capital	26.9%	27.1%
  *Total capital consists of total debt and Ensco shareholders' equity.

Senior Notes and Debentures

As of March 31, 2014, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of March 31, 2014, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Revolving Credit

We have a $2.0 billion senior unsecured revolving credit facility with a group of banks to be used for general corporate purposes with a five-year term expiring on May 7, 2018. Advances under the credit facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the credit facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the credit facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the credit facility as of March 31, 2014 and December 31, 2013.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of March 31, 2014 and December 31, 2013.

Other Financing

As of March 31, 2014, we had an aggregate $128.0 million outstanding under our Maritime Administration bond issues due in 2015, 2016 and 2020. We make semiannual principal and interest payments on these bonds.

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

Other Commitments

As of March 31, 2014, we were contingently liable for an aggregate amount of $242.7 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2014, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$122.5	$165.6
Short-term investments	$50.0	$50.0
Working capital	$519.5	$487.9
Current ratio	1.5	1.5

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas ("GHG") emissions have increasingly become the subject of international, national, regional, state and local attention. During 2009, the United States Environmental Protection Agency (the "EPA") officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These EPA findings allowed the agency to proceed with the adoption and implementation of regulations to restrict GHG emissions under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration ("PSD") construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. The EPA set the current regulatory GHG emissions thresholds in its "Tailoring Rule", and has indicated that it may revise this Rule's thresholds downward in a subsequent rule, which would likely subject additional stationary sources to GHG permitting requirements. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards to be established by the states or, in some cases, the EPA, on a case-by-case basis. The EPA has also adopted rules requiring annual monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities.

In recent years, cap and trade initiatives to limit GHG emissions have been introduced in the European Union. Similarly, a number of bills related to climate change have been introduced in the U.S. Congress. If these or similar bills were to be adopted, such legislation could adversely impact many industries. However, it appears unlikely that comprehensive federal climate legislation will be passed by the U.S. Congress in the foreseeable future. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap and trade programs. Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. If the U.S. Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results or cash flows in a manner different than our competitors.

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

dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2014, we had cash flow hedges outstanding to exchange an aggregate $392.2 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $223.0 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2014 would approximate $22.8 million. Approximately $18.4 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2013 included in our annual report on Form 10-K filed with the SEC on February 26, 2014. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2013. During the quarter ended March 31, 2014, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). The new guidance changes the criteria for reporting discontinued operations and enhances disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Update 2014-08 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2014 and early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating Update 2014-08 to determine the impact on the presentation of future disposals in our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 4.   Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, are effective.

During the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. While we believe the settlement will be approved by the Court, there can be no assurances as to the ultimate outcome.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 through 2014, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $250,000 liability related to these matters was included in accrued liabilities and other on our consolidated balance sheet as of March 31, 2014.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2013, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Except as set forth below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business

Our customers may be unable or unwilling to fulfill their contractual commitments to us, including their obligations to pay for losses, damages or other liabilities resulting from operations under the contract.

Certain of our customers are subject to liquidity risk and such risk could lead them to seek to repudiate, cancel or renegotiate our drilling contracts for various reasons. Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. Our drilling contracts also provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is allocated so that we and our customers each assume liability for our respective personnel and property. Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination, including clean-up and removal, third-party damages, and fines and penalties arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to assume their responsibility, or honor their indemnity to us, for such losses. This could result in the assumption of liabilities not otherwise contemplated in our contracts.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2014:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	2,889	$56.57	—	$2,000,000,000
February 1 - February 28	65,238	$52.57	—	$2,000,000,000
March 1 - March 31	9,270	$52.14	—	$2,000,000,000
Total	77,397	$52.67	—

(1)
During the quarter ended March 31, 2014, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

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
10.1
Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc. (incorporated by reference to Exhibit 10.80 of the Registrant's Annual Report on Form 10-K filed on February 26, 2014, File No. 1-8097).

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

Ensco plc

Date:	April 29, 2014	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1
Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc. (incorporated by reference to Exhibit 10.80 of the Registrant's Annual Report on Form 10-K filed on February 26, 2014, File No. 1-8097).

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