Form 10-Q
period 2014-06-30
Ensco plc
filed 2014-08-01
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 25, 2014, there were 234,308,440 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
downtime and other risks associated with offshore rig operations or rig relocations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils;

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent quarterly reports on Form 10-Q which are available on the SEC's website at www.sec.gov and on the Investor Relations section of our website at www.enscoplc.com. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2014, the related condensed consolidated statements of operations, and comprehensive income, for the three-month and six-month periods ended June 30, 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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

/s/ KPMG LLP

Houston, Texas
August 1, 2014

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
OPERATING REVENUES	$1,203.0	$1,130.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	576.0	527.2
Loss on impairment	991.5	—
Depreciation	139.4	132.0
General and administrative	36.2	36.4
	1,743.1	695.6
OPERATING (LOSS) INCOME	(540.1)	434.7
OTHER INCOME (EXPENSE)
Interest income	3.5	4.7
Interest expense, net	(36.4)	(44.2)
Other, net	2.1	(.3)
	(30.8)	(39.8)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(570.9)	394.9
PROVISION FOR INCOME TAXES
Current income tax expense	50.6	53.0
Deferred income tax benefit	(2.6)	(4.5)
	48.0	48.5
(LOSS) INCOME FROM CONTINUING OPERATIONS	(618.9)	346.4
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET	(550.7)	16.2
NET (LOSS) INCOME	(1,169.6)	362.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.1)	(1.7)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(1,172.7)	$360.9
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(2.69)	$1.48
Discontinued operations	(2.38)	0.07
	$(5.07)	$1.55

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(1,174.8)	$357.0

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.5	230.8
Diluted	231.5	231.0

CASH DIVIDENDS PER SHARE	$0.75	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING REVENUES	$2,332.9	$2,170.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,128.6	1,007.0
Loss on impairment	991.5	—
Depreciation	278.6	259.9
General and administrative	74.3	74.2
	2,473.0	1,341.1
OPERATING (LOSS) INCOME	(140.1)	829.5
OTHER INCOME (EXPENSE)
Interest income	7.1	8.0
Interest expense, net	(71.0)	(83.4)
Other, net	4.0	5.8
	(59.9)	(69.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(200.0)	759.9
PROVISION FOR INCOME TAXES
Current income tax expense	109.1	108.9
Deferred income tax benefit	(8.2)	(9.6)
	100.9	99.3
(LOSS) INCOME FROM CONTINUING OPERATIONS	(300.9)	660.6
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET	(572.0)	21.9
NET (LOSS) INCOME	(872.9)	682.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.3)	(4.5)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(880.2)	$678.0
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(1.34)	$2.82
Discontinued operations	(2.48)	0.09
	$(3.82)	$2.91

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(884.1)	$670.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.4	230.6
Diluted	231.4	230.8

CASH DIVIDENDS PER SHARE	$1.50	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2014	2013

NET (LOSS) INCOME	$(1,169.6)	$362.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	5.0	(9.6)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	(2.4)	.4
Other	.5	.6
NET OTHER COMPREHENSIVE INCOME (LOSS)	3.1	(8.6)

COMPREHENSIVE (LOSS) INCOME	(1,166.5)	354.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.1)	(1.7)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(1,169.6)	$352.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

NET (LOSS) INCOME	$(872.9)	$682.5
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	9.9	(13.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	(1.9)	(.6)
Other	.5	.5
NET OTHER COMPREHENSIVE INCOME (LOSS)	8.5	(13.7)

COMPREHENSIVE (LOSS) INCOME	(864.4)	668.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.3)	(4.5)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(871.7)	$664.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145.0	$165.6
Accounts receivable, net	843.6	855.7
Other	787.2	513.9
Total current assets	1,775.8	1,535.2
PROPERTY AND EQUIPMENT, AT COST	15,801.2	17,498.5
Less accumulated depreciation	2,920.0	3,187.5
Property and equipment, net	12,881.2	14,311.0
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	340.2	352.7
	$18,271.2	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$494.3	$341.1
Accrued liabilities and other	548.2	658.7
Current maturities of long-term debt	47.5	47.5
Total current liabilities	1,090.0	1,047.3
LONG-TERM DEBT	4,679.1	4,718.9
DEFERRED INCOME TAXES	317.0	362.1
OTHER LIABILITIES	592.3	545.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 240.6 million and 239.5 million shares issued	24.1	24.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,493.3	5,467.2
Retained earnings	6,095.4	7,327.3
Accumulated other comprehensive income	26.7	18.2
Treasury shares, at cost, 6.3 million shares and 6.0 million shares	(57.0)	(45.2)
Total Ensco shareholders' equity	11,582.6	12,791.6
NONCONTROLLING INTERESTS	10.2	7.3
Total equity	11,592.8	12,798.9
	$18,271.2	$19,472.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(872.9)	$682.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	572.0	(21.9)
Loss on impairment	991.5	—
Depreciation expense	278.6	259.9
Share-based compensation expense	24.2	26.1
Deferred income tax benefit	(8.2)	(9.6)
Amortization of intangibles and other, net	(4.2)	(15.2)
Other	(3.5)	(6.6)
Changes in operating assets and liabilities	11.8	(183.9)
Net cash provided by operating activities of continuing operations	989.3	731.3

INVESTING ACTIVITIES
Additions to property and equipment	(631.8)	(591.4)
Maturities of short-term investments	50.0	50.0
Purchases of short-term investments	(33.3)	—
Other	2.4	1.5
Net cash used in investing activities of continuing operations	(612.7)	(539.9)

FINANCING ACTIVITIES
Cash dividends paid	(351.2)	(233.3)
Reduction of long-term borrowings	(23.7)	(23.7)
Proceeds from exercise of share options	2.4	22.0
Other	(15.8)	(13.8)
Net cash used in financing activities	(388.3)	(248.8)

DISCONTINUED OPERATIONS
Operating activities	(67.9)	52.6
Investing activities	58.8	8.5
Net cash (used in) provided by discontinued operations	(9.1)	61.1
Effect of exchange rate changes on cash and cash equivalents	.2	(1.0)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20.6)	2.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165.6	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145.0	$489.8

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

The financial data for the three-month and six-month periods ended June 30, 2014 and 2013 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q filed with the SEC on February 26, 2014 and April 29, 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2014
Supplemental executive retirement plan assets	$42.4	$—	$—	$42.4
Derivatives, net	—	17.0	—	17.0
Total financial assets	$42.4	$17.0	$—	$59.4

As of December 31, 2013
Supplemental executive retirement plan assets	$37.7	$—	$—	$37.7
Derivatives, net	—	1.8	—	1.8
Total financial assets	$37.7	$1.8	$—	$39.5

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,478.6	$1,633.4	$1,477.2	$1,596.9
6.875% Senior notes due 2020	1,016.6	1,090.9	1,024.8	1,086.7
3.25% Senior notes due 2016	997.3	1,039.7	996.5	1,045.8
8.50% Senior notes due 2019	592.2	637.6	600.5	635.8
7.875% Senior notes due 2040	381.9	434.6	382.6	410.5
7.2% Debentures due 2027	149.1	188.9	149.1	178.6
4.33% MARAD bonds, including current maturities, due 2016	62.6	62.9	78.9	79.7
4.65% MARAD bonds, including current maturities, due 2020	29.3	32.5	31.5	35.2
6.36% MARAD bonds, including current maturities, due 2015	19.0	20.1	25.3	27.1
Total	$4,726.6	$5,140.6	$4,766.4	$5,096.3

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2014 and December 31, 2013.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $17.0 million and $1.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$13.7	$9.1	$1.1	$9.8
Foreign currency forward contracts - non-current(2)	1.7	1.2	.2	.6
	15.4	10.3	1.3	10.4
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	3.2	2.5	.3	.6
	3.2	2.5	.3	.6
Total	$18.6	$12.8	$1.6	$11.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2014, we had cash flow hedges outstanding to exchange an aggregate $372.2 million for various foreign currencies, including $187.0 million for British pounds, $91.4 million for Brazilian reais, $39.5 million for Singapore dollars, $22.2 million for Australian dollars, $20.9 million for euros and $11.2 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income were as follows (in millions):

Three Months Ended June 30, 2014 and 2013

	Gain (Loss)Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss)Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2014	2013	2014	2013
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	5.0	(9.6)	2.5	(.3)	1.2	(1.6)
Total	$5.0	$(9.6)	$2.4	$(.4)	$1.2	$(1.6)

Six Months Ended June 30, 2014 and 2013

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2014	2013	2014	2013
Interest rate lock contracts(3)	$—	$—	$(.2)	$(.2)	$—	$—
Foreign currency forward contracts(5)	9.9	(13.6)	2.1	.8	1.9	(1.4)
Total	$9.9	$(13.6)	$1.9	$.6	$1.9	$(1.4)

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net in our condensed consolidated statements of operations.

(4)
During the three-month period ended June 30, 2014, $2.3 million of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended June 30, 2013, $500,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2014, $1.7 million of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2013, $400,000 of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $233.7 million for various foreign currencies, including $111.0 million for euros, $37.1 million for British pounds, $25.2 million for Swiss francs, $17.4 million for Indonesian rupiah, $14.5 million for Australian dollars and $28.5 million for other currencies.

Net gains of $900,000 and net losses of $300,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2014 and 2013, respectively. Net gains of $300,000 and net losses of $4.7 million associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of operations for the six-month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $6.7 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately on our condensed consolidated statements of operations.

Income from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Loss) income from continuing operations	$(618.9)	$346.4	$(300.9)	$660.6
Income from continuing operations attributable to noncontrolling interests	(3.1)	(1.4)	(7.2)	(4.1)
(Loss) income from continuing operations attributable to Ensco	$(622.0)	$345.0	$(308.1)	$656.5

Income from discontinued operations attributable to Ensco for the three-month and six-month periods ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Loss) income from discontinued operations, net	$(550.7)	$16.2	$(572.0)	$21.9
Income from discontinued operations attributable to noncontrolling interests	—	(.3)	(.1)	(.4)
(Loss) income from discontinued operations attributable to Ensco	$(550.7)	$15.9	$(572.1)	$21.5

Note 5 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net (loss)income attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

The following table is a reconciliation of net (loss) income attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to Ensco	$(1,172.7)	$360.9	$(880.2)	$678.0
Net income allocated to non-vested share awards	(2.1)	(3.9)	(3.9)	(7.2)
Net (loss) income attributable to Ensco shares	$(1,174.8)	$357.0	$(884.1)	$670.8

Net income allocated to non-vested share awards during the three-month and six-month periods ended June 30, 2014 represented dividends paid on non-vested share awards of $2.1 million and $3.9 million, respectively, and reduced net (loss) income from continuing operations attributable to Ensco shares in our basic and diluted EPS computations.

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average shares - basic	231.5	230.8	231.4	230.6
Potentially dilutive shares	—	.2	—	.2
Weighted-average shares - diluted	231.5	231.0	231.4	230.8

Antidilutive share options totaling 500,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2014. Antidilutive share options totaling 300,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2013.

Note 6 -Impairment

Impairment of Long-Lived Assets

During recent periods, a reduction in demand by operators combined with an oversupply of rigs has negatively impacted the floater market. The supply and demand imbalance has significantly challenged drilling contractors to contract older, less capable floaters.

During the second quarter, demand for floaters deteriorated further as a result of the continued reduction in capital spending by operators in addition to recently announced delays in operators’ drilling programs. The further reduction in demand, when combined with the increasing supply from newbuild floater deliveries, has led to a very competitive market. In general, contracting activity for floaters declined significantly and new day rate fixtures were substantially lower than rates realized during the first quarter of 2014 and fourth quarter of 2013. More specifically, drilling contractors have been unable to contract older, less capable rigs as operators are now targeting premium, high-specification rigs at lower day rates. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. As a result, day rates and utilization will remain under pressure, especially for the older, less capable floaters. In response to the adverse change in the current and anticipated floaters business climate, management evaluated our older, less capable floaters during the three-month period ended June 30, 2014 and committed to a plan to sell five rigs. These rigs were written down to fair value, less costs to sell, and classified as "held for sale" on our June 30, 2014 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the three-month period ended June 30, 2014. The impairment charge was included in (loss) income from discontinued

operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. See "Note 8 - Discontinued Operations" for additional information on our "held for sale" rigs.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. As a result of the adverse change in the floater business climate observed during the second quarter of 2014, management's commitment to a plan to sell five floaters during the second quarter of 2014 and the impairment charge incurred on the "held for sale" floaters, management concluded that a triggering event had occurred during the second quarter of 2014 and performed an asset impairment analysis on our remaining older, less capable floaters. Based on the analysis performed, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million during the three-month period ended June 30, 2014. The impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Goodwill

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  Management concluded that the aforementioned adverse change in the current and anticipated floater business climate, the commitment to a plan to sell five floaters and the impairment charge on the "held for sale" floaters triggered the need for an interim impairment test to evaluate the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014.

Based on the valuation performed as of May 31, 2014, the Floaters reporting unit estimated fair value exceeded the carrying value (adjusted for the long-lived impairments noted above) by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.  We estimated the fair value of the Floaters reporting unit using a blended income and market approach.

The income approach was based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values for our rigs. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the recent adverse change in the floater business environment. The day rates reflect contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term and were forecasted to grow in the longer-term and terminal period.

Operating costs were forecasted using our historical average operating costs and were adjusted for an estimated inflation factor. Capital requirements in the discounted cash flow model were based on management's estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements include cash outflows for new rig construction, rig enhancements and minor upgrades and improvements.

A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 3.5%, which includes an estimated inflation factor. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital ("WACC") of 10.5%.

These assumptions were derived from unobservable inputs and reflect management's judgments and assumptions. A decline in the Floaters reporting unit cash flow projections or changes in other key assumptions may result in a goodwill impairment charge in the future. Specifically, keeping all other variables constant, a 50 basis point increase in the WACC applied would reduce the estimated fair value of our Floaters reporting unit below its carrying value. In addition, keeping all other variables constant, a 1.5% reduction in the terminal growth rate would reduce the estimated fair value of our Floaters reporting unit below its carrying value. Also, keeping all other variables constant, a 5.0% reduction in our forecasted market day rates would reduce the estimated fair value of our Floaters reporting unit below its carrying value.

The market approach was based upon the application of price-to-earnings multiples to management's estimates of future earnings adjusted for a control premium. The price-to-earnings multiples used in the market valuation ranged from 7.5x to 8.5x and were based on competitor market multiples. The fair value determined under the market approach is sensitive to these multiples, and a decline in any of the multiples could reduce the estimated fair value of our Floaters reporting unit below its carrying value. Management's earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.

The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.

We evaluated the estimated fair value of our reporting units compared to our market capitalization as of May 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregated fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium is reasonable based on recent market transactions within our industry or other relevant benchmark data.

The estimates used to determine the fair value of the Floaters reporting unit reflect management's best estimates, and we believe they are reasonable. Future declines in the Floaters reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our Floaters reporting unit below its carrying value. Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in actual contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates;

•	declines in our market capitalization.

Adverse changes in one or more of these factors could reduce the estimated fair value of our Floaters reporting unit below its carrying value in future periods.

Note 7 -Shareholders' Equity

During the three-month and six-month periods ended June 30, 2014, we granted 900,000 and 1.1 million non-vested share awards, respectively, to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan. Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month and six-month periods ended June 30, 2014 was $52.47 and $52.51 per share, respectively.

Note 8 -Discontinued Operations

During the three-month period ended June 30, 2014, management committed to a plan to sell five floaters. The ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and are being actively marketed for sale. These rigs were classified as "held for sale" as of June 30, 2014 and written down to fair value less costs to sell.

We recorded a non-cash loss on impairment totaling $508.8 million, net of tax benefits of $37.6 million, during the three-month period ended June 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013.

In connection with the sale of the ENSCO 7500, we will be required to pay the outstanding principal on the 6.36% MARAD bonds due 2015, which are collateralized by this rig. The outstanding principal balance on this bond is $19.0 million as of June 30, 2014, of which $12.7 million is included in current maturities of long term debt in the condensed consolidated balance sheet as of June 30, 2014.

During the three-month period ended June 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The rig was classified as held for sale as of March 31, 2014. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2014. We recognized a gain of $2.3 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. ENSCO 85 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013.

During the six-month period ended June 30, 2014, we sold jackup rigs ENSCO 69 and Wisconsin for net proceeds of $32.2 million. These rigs were classified as held for sale as of December 31, 2013. The proceeds from the sale were received in December 2013 and included in net cash used in investing activities of continuing operations in our consolidated statement of cash flows for the year ended December 31, 2013 in our annual report on Form 10-K for the year ended December 31, 2013. During the three-month period ended June 30, 2014, in connection with the potential sale of multiple rigs in our fleet mentioned above, ENSCO 69 and Wisconsin operating results were reclassified to (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013. We recognized a gain of $17.9 million in connection with the disposal, which was also reclassified to (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014.

During the six-month period ended June 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The rig was classified as held for sale and included in discontinued operations during 2012 in connection with the sale of multiple rigs in our fleet. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2013. Pride Pennsylvania operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month period ended June 30, 2013.

The following table summarizes (loss) income from discontinued operations, net for the three-month and six-month periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$32.7	$117.8	$89.8	$227.5
Operating expenses	74.2	100.5	170.4	202.8
Operating (loss) income	(41.5)	17.3	(80.6)	24.7
Other income	—	—	—	.3
Income tax expense	(1.1)	(1.1)	(2.7)	(2.0)
Loss on impairment, net	(508.8)	—	(508.8)	—
Gain (loss) on disposal of discontinued operations, net	.7	—	20.1	(1.1)
(Loss) income from discontinued operations, net	$(550.7)	$16.2	$(572.0)	$21.9

Debt and interest expense are not allocated to our discontinued operations.

The following table summarizes the major classes of assets held for sale included in other current assets on our condensed consolidated balance sheet as of June 30, 2014 (in millions):

Property and equipment, net	288.5
Other assets	2.3
Assets held for sale	$290.8

Note 9 -	Income Taxes

Excluding the impact of a $991.5 million loss on impairment and all other discrete income tax expense, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2014 was 10.9% as compared to 11.9% for the three-month and six-month periods ended June 30, 2013. The decrease is primarily attributable to an increase in the relative components of our estimated 2014 earnings, excluding discrete items, generated in tax jurisdictions with lower tax rates.

Discrete income tax expense for the three-month period ended June 30, 2014 was primarily attributable to the resolution of prior period tax matters. Discrete income tax expense for the six-month period ended June 30, 2014 was primarily attributable to the recognition of a liability for unrecognized tax benefits associated with certain tax positions taken in prior years and the resolution of prior period tax matters. Discrete income tax expense for the six-month period ended June 30, 2013 was primarily attributable to the recognition of a liability for unrecognized tax benefits associated with a tax position taken in prior years.

Note 10 -Contingencies

ENSCO 29 Wreck Removal

During 2005, a portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina. In June 2014, we received a letter from an operator demanding that Ensco retrieve the derrick and drawworks from the seabed.
Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies. We believe that it is not probable a liability exists with respect to this matter, and no liability has been recorded on our condensed consolidated balance sheet as of June 30, 2014. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. During the first quarter of 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Prior to the settlement, we incurred legal fees of $3.6 million for this matter. During the second quarter of 2014, we paid the remaining $6.4 million of our deductible under our liability insurance policy, which was included in accrued liabilities and other on our condensed consolidated balance sheet as of December 31, 2013. The remaining $3.2 million of settlement proceeds was paid by our underwriters under the terms of the related insurance policies.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. This matter went to trial in June 2014, and the Company won a directed verdict regarding all claims. The plaintiff has the right to appeal the decision. We believe that it is not probable that a liability exists with respect to these claims.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2014 totaled $248.4 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of June 30, 2014, we had not been required to make collateral deposits with respect to these agreements.

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and six-month periods ended 2014 and 2013 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$720.6	$465.9	$16.5	$1,203.0	$—	$1,203.0
Operating expenses
Contract drilling (exclusive of depreciation)	330.3	234.0	11.7	576.0	—	576.0
Loss on impairment	991.5	—	—	991.5	—	991.5
Depreciation	93.2	44.1	—	137.3	2.1	139.4
General and administrative	—	—	—	—	36.2	36.2
Operating (loss) income	$(694.4)	$187.8	$4.8	$(501.8)	$(38.3)	$(540.1)
Property and equipment, net	$9,661.1	$3,152.9	$—	$12,814.0	$67.2	$12,881.2

Three Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$716.9	$393.1	$20.3	$1,130.3	$—	$1,130.3
Operating expenses
Contract drilling (exclusive of depreciation)	302.6	208.6	16.0	527.2	—	527.2
Depreciation	91.7	38.7	—	130.4	1.6	132.0
General and administrative	—	—	—	—	36.4	36.4
Operating income (loss)	$322.6	$145.8	$4.3	$472.7	$(38.0)	$434.7
Property and equipment, net	$10,862.5	$2,491.2	$—	$13,353.7	$36.8	$13,390.5

Six Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,410.8	$889.0	$33.1	$2,332.9	$—	$2,332.9
Operating expenses
Contract drilling (exclusive of depreciation)	656.4	449.2	23.0	1,128.6	—	1,128.6
Loss on impairment	991.5	—	—	991.5	—	991.5
Depreciation	189.6	85.0	—	274.6	4.0	278.6
General and administrative	—	—	—	—	74.3	74.3
Operating (loss) income	$(426.7)	$354.8	$10.1	$(61.8)	$(78.3)	$(140.1)
Property and equipment, net	$9,661.1	$3,152.9	$—	$12,814.0	$67.2	$12,881.2

Six Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,342.2	$787.9	$40.5	$2,170.6	$—	$2,170.6
Operating expenses
Contract drilling (exclusive of depreciation)	573.2	402.1	31.7	1,007.0	—	1,007.0
Depreciation	179.4	77.3	—	256.7	3.2	259.9
General and administrative	—	—	—	—	74.2	74.2
Operating income (loss)	$589.6	$308.5	$8.8	$906.9	$(77.4)	$829.5
Property and equipment, net	$10,862.5	$2,491.2	$—	$13,353.7	$36.8	$13,390.5

Information about Geographic Areas

As of June 30, 2014, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters(1)	Jackups(2)	Total(3)
North & South America (excluding Brazil)	9	12	21
Middle East & Africa	6	10	16
Asia & Pacific Rim	4	9	13
Europe & Mediterranean	2	10	12
Asia & Pacific Rim (under construction)	3	5	8
Brazil	5	—	5
Total	29	46	75

(1)	The five floaters classified as "held for sale" as of June 30, 2014 are included in the table above.

(2)	In July 2014, we accepted delivery of the ENSCO 122, which is committed under a long-term drilling contract.

(3)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Trade	$839.8	$869.8
Other	17.1	14.3
	856.9	884.1
Allowance for doubtful accounts	(13.3)	(28.4)
	$843.6	$855.7

Other current assets consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Assets held for sale	$290.8	$8.6
Inventory	254.8	256.4
Prepaid taxes	82.1	88.1
Deferred costs	64.9	47.4
Short-term investments	33.3	50.0
Deferred tax assets	22.9	23.1
Derivative assets	16.9	11.6
Prepaid expenses	15.4	18.5
Other	6.1	10.2
	$787.2	$513.9

Other assets, net consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Deferred costs	$79.5	$59.1
Intangible assets	66.6	83.8
Supplemental executive retirement plan assets	42.4	37.7
Prepaid taxes on intercompany transfers of property	41.0	50.2
Unbilled receivables	36.5	51.9
Warranty and other claim receivables	30.6	30.6
Deferred tax assets	28.9	25.2
Other	14.7	14.2
	$340.2	$352.7

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Personnel costs	$206.1	$242.0
Deferred revenue	156.4	169.8
Taxes	99.0	84.2
Accrued interest	67.1	68.0
Advance payment received on sale of assets	—	33.0
Customer pre-payments	—	20.0
Other	19.6	41.7
	$548.2	$658.7

Other liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Deferred revenue	$271.6	$217.6
Unrecognized tax benefits (inclusive of interest and penalties)	159.6	148.0
Intangible liabilities	55.1	69.1
Supplemental executive retirement plan liabilities	45.3	40.5
Personnel costs	24.8	37.2
Other	35.9	33.3
	$592.3	$545.7

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Derivative Instruments	$28.6	$20.6
Other	(1.9)	(2.4)
	$26.7	$18.2

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

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See "Note 3 - Derivative Instruments" for additional information on our derivatives.

During the three-month period ended June 30, 2014, Total and Anadarko Petroleum accounted for 11%, and 10% of our consolidated revenues, respectively, all of which were attributable to our Floaters segment. During the same period, BP accounted for 16% of our consolidated revenues, 81% of which were attributable to our Floaters segment.

During the six-month period ended June 30, 2014, Total and Anadarko Petroleum accounted 13%, and 10% of our consolidated revenues, respectively, all of which were attributable to our Floaters segment. During the same period, BP accounted for 16% of our consolidated revenues, 80% of which were attributable to our Floaters segment.

During the three-month period ended June 30, 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $476.1 million, or 40%, of our consolidated revenues, of which 76% were provided by our Floaters segment. Revenues provided by our drilling operations in Angola during the three-month period ended June 30,

2014 totaled $198.8 million, or 17%, of our consolidated revenues, all of which were provided by our Floaters segment.

During the six-month period ended June 30, 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $896.0 million, or 38%, of our consolidated revenues, of which 75% were provided by our Floaters segment.  Revenues provided by our drilling operations in Angola and Brazil during the six-month period ended June 30, 2014 totaled $388.1 million and $245.7 million, or 17% and 11%, respectively, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 13 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of June 30, 2014. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2014.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2014 and 2013; the unaudited condensed consolidating statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013; the condensed consolidating balance sheets as of June 30, 2014 (unaudited) and December 31, 2013; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.8	$38.9	$—	$1,236.1	$(79.8)	$1,203.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	8.0	38.9	—	608.9	(79.8)	576.0
Loss on impairment	—	—	—	991.5	—	991.5
Depreciation	—	1.8	—	137.6	—	139.4
General and administrative	14.5	.1	—	21.6	—	36.2
OPERATING LOSS	(14.7)	(1.9)	—	(523.5)	—	(540.1)
OTHER EXPENSE, NET	(12.0)	(1.4)	(13.7)	(3.7)	—	(30.8)
LOSS BEFORE INCOME TAXES	(26.7)	(3.3)	(13.7)	(527.2)	—	(570.9)
INCOME TAX PROVISION	—	7.6	—	40.4	—	48.0
DISCONTINUED OPERATIONS, NET	—	—	—	(550.7)	—	(550.7)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(1,146.0)	(1,481.5)	(1,554.5)	—	4,182.0	—
NET LOSS	(1,172.7)	(1,492.4)	(1,568.2)	(1,118.3)	4,182.0	(1,169.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.1)	—	(3.1)
NET LOSS ATTRIBUTABLE TO ENSCO	$(1,172.7)	$(1,492.4)	$(1,568.2)	$(1,121.4)	$4,182.0	$(1,172.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.2	$—	$1,164.5	$(77.9)	$1,130.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	12.8	38.2	—	554.1	(77.9)	527.2
Depreciation	.1	1.0	—	130.9	—	132.0
General and administrative	16.2	.1	—	20.1	—	36.4
OPERATING (LOSS) INCOME	(23.6)	(1.1)	—	459.4	—	434.7
OTHER EXPENSE, NET	(15.3)	(5.7)	(16.0)	(2.8)	—	(39.8)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(38.9)	(6.8)	(16.0)	456.6	—	394.9
INCOME TAX PROVISION	—	31.2	—	17.3	—	48.5
DISCONTINUED OPERATIONS, NET	—	—	—	16.2	—	16.2
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	399.8	78.8	77.2	—	(555.8)	—
NET INCOME	360.9	40.8	61.2	455.5	(555.8)	362.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
NET INCOME ATTRIBUTABLE TO ENSCO	$360.9	$40.8	$61.2	$453.8	$(555.8)	$360.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$15.5	$77.8	$—	$2,398.9	$(159.3)	$2,332.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	15.3	77.8	—	1,194.8	(159.3)	1,128.6
Loss on impairment	—	—	—	991.5	—	991.5
Depreciation	.1	3.3	—	275.2	—	278.6
General and administrative	30.8	.2	—	43.3	—	74.3
OPERATING LOSS	(30.7)	(3.5)	—	(105.9)	—	(140.1)
OTHER EXPENSE, NET	(28.6)	(5.4)	(25.9)	—	—	(59.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(59.3)	(8.9)	(25.9)	(105.9)	—	(200.0)
INCOME TAX PROVISION	—	38.4	—	62.5	—	100.9
DISCONTINUED OPERATIONS, NET	—	—	—	(572.0)	—	(572.0)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(820.9)	(1,387.5)	(1,569.8)	—	3,778.2	—
NET LOSS	(880.2)	(1,434.8)	(1,595.7)	(740.4)	3,778.2	(872.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.3)	—	(7.3)
NET LOSS ATTRIBUTABLE TO ENSCO	$(880.2)	$(1,434.8)	$(1,595.7)	$(747.7)	$3,778.2	$(880.2)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$11.0	$76.3	$—	$2,238.6	$(155.3)	$2,170.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	25.2	76.3	—	1,060.8	(155.3)	1,007.0
Depreciation	.2	1.8	—	257.9	—	259.9
General and administrative	33.1	.3	—	40.8	—	74.2
OPERATING (LOSS) INCOME	(47.5)	(2.1)	—	879.1	—	829.5
OTHER (EXPENSE) INCOME, NET	(29.9)	(13.1)	(30.6)	4.0	—	(69.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77.4)	(15.2)	(30.6)	883.1	—	759.9
INCOME TAX PROVISION	—	60.7	—	38.6	—	99.3
DISCONTINUED OPERATIONS, NET	—	—	—	21.9	—	21.9
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	755.4	190.5	129.6	—	(1,075.5)	—
NET INCOME	678.0	114.6	99.0	866.4	(1,075.5)	682.5
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.5)	—	(4.5)
NET INCOME ATTRIBUTABLE TO ENSCO	$678.0	$114.6	$99.0	$861.9	$(1,075.5)	$678.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(1,172.7)	$(1,492.4)	$(1,568.2)	$(1,118.3)	$4,182.0	$(1,169.6)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	5.0	—	—	—	5.0
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(2.4)	—	—	—	(2.4)
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE INCOME	—	2.6	—	.5	—	3.1

COMPREHENSIVE LOSS	(1,172.7)	(1,489.8)	(1,568.2)	(1,117.8)	4,182.0	(1,166.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.1)	—	(3.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(1,172.7)	$(1,489.8)	$(1,568.2)	$(1,120.9)	$4,182.0	$(1,169.6)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$360.9	$40.8	$61.2	$455.5	$(555.8)	$362.6
OTHER COMPREHENSIVE(LOSS) INCOME, NET
Net change in fair value of derivatives	—	(9.6)	—	—	—	(9.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.4	—	—	—	.4
Other	—	—	—	.6	—	.6
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(9.2)	—	.6	—	(8.6)

COMPREHENSIVE INCOME	360.9	31.6	61.2	456.1	(555.8)	354.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.7)	—	(1.7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$360.9	$31.6	$61.2	$454.4	$(555.8)	$352.3

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(880.2)	$(1,434.8)	$(1,595.7)	$(740.4)	$3,778.2	$(872.9)
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	9.9	—	—	—	9.9
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(1.9)	—	—	—	(1.9)
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE INCOME	—	8	—	.5	—	8.5

COMPREHENSIVE LOSS	(880.2)	(1,426.8)	(1,595.7)	(739.9)	3,778.2	(864.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.3)	—	(7.3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(880.2)	$(1,426.8)	$(1,595.7)	$(747.2)	$3,778.2	$(871.7)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$678.0	$114.6	$99.0	$866.4	$(1,075.5)	$682.5
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(13.6)	—	—	—	(13.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(.6)	—	—	—	(.6)
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE (LOSS)INCOME	—	(14.2)	—	.5	—	(13.7)

COMPREHENSIVE INCOME	678.0	100.4	99.0	866.9	(1,075.5)	668.8
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.5)	—	(4.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$678.0	$100.4	$99.0	$862.4	$(1,075.5)	$664.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37.1	$—	$5.3	$102.6	$—	$145.0
Accounts receivable, net	—	—	—	843.6	—	843.6
Accounts receivable from affiliates	2,036.8	180.0	2.6	1,041.9	(3,261.3)	—
Other	3.0	15.0	—	769.2	—	787.2
Total current assets	2,076.9	195.0	7.9	2,757.3	(3,261.3)	1,775.8
PROPERTY AND EQUIPMENT, AT COST	2.1	49.5	—	15,749.6	—	15,801.2
Less accumulated depreciation	1.6	29.7	—	2,888.7	—	2,920.0
Property and equipment, net	.5	19.8	—	12,860.9	—	12,881.2
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	1,314.6	4,681.0	1,948.9	6,111.0	(14,055.5)	—
INVESTMENTS IN AFFILIATES	12,644.7	3,492.7	2,652.7	—	(18,790.1)	—
OTHER ASSETS, NET	7.5	50.6	—	282.1	—	340.2
	$16,044.2	$8,439.1	$4,609.5	$25,285.3	$(36,106.9)	$18,271.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38.9	$15.1	$34.2	$954.3	$—	$1,042.5
Accounts payable to affiliates	534.5	530.0	—	2,196.8	(3,261.3)	$—
Current maturities of long-term debt	—	—	—	47.5	—	$47.5
Total current liabilities	573.4	545.1	34.2	3,198.6	(3,261.3)	1,090.0
DUE TO AFFILIATES	1,402.2	3,207.0	1,552.6	7,893.7	(14,055.5)	—
LONG-TERM DEBT	2,475.8	149.1	1,990.7	63.5	—	4,679.1
DEFERRED INCOME TAXES	—	307.3	—	9.7	—	317.0
OTHER LIABILITIES	—	2.1	8.1	582.1	—	592.3
ENSCO SHAREHOLDERS' EQUITY	11,592.8	4,228.5	1,023.9	13,527.5	(18,790.1)	11,582.6
NONCONTROLLING INTERESTS	—	—	—	10.2	—	10.2
Total equity	11,592.8	4,228.5	1,023.9	13,537.7	(18,790.1)	11,592.8
	$16,044.2	$8,439.1	$4,609.5	$25,285.3	$(36,106.9)	$18,271.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2013 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46.5	$.5	$4.9	$113.7	$—	$165.6
Accounts receivable, net	—	—	—	855.7	—	855.7
Accounts receivable from affiliates	1,235.0	213.8	5.5	4,169.2	(5,623.5)	—
Other	3.2	61.3	—	449.4	—	513.9
Total current assets	1,284.7	275.6	10.4	5,588.0	(5,623.5)	1,535.2
PROPERTY AND EQUIPMENT, AT COST	2.1	34.3	—	17,462.1	—	17,498.5
Less accumulated depreciation	1.5	26.5	—	3,159.5	—	3,187.5
Property and equipment, net	.6	7.8	—	14,302.6	—	14,311.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,876.8	4,236.0	1,898.0	5,069.7	(16,080.5)	—
INVESTMENTS IN AFFILIATES	13,830.1	4,868.6	4,092.2	—	(22,790.9)	—
OTHER ASSETS, NET	8.8	60.1	—	283.8	—	352.7
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.5	$9.1	$34.2	$925.0	$—	$999.8
Accounts payable to affiliates	3,666.1	549.7	—	1,407.7	(5,623.5)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	3,697.6	558.8	34.2	2,380.2	(5,623.5)	1,047.3
DUE TO AFFILIATES	1,030.8	2,760.4	1,331.1	10,958.2	(16,080.5)	—
LONG-TERM DEBT	2,473.7	149.1	2,007.8	88.3	—	4,718.9
DEFERRED INCOME TAXES	—	358.3	—	3.8	—	362.1
OTHER LIABILITIES	—	2.3	8.7	534.7	—	545.7
ENSCO SHAREHOLDERS' EQUITY	12,798.9	5,619.2	2,618.8	14,545.6	(22,790.9)	12,791.6
NONCONTROLLING INTERESTS	—	—	—	7.3	—	7.3
Total equity	12,798.9	5,619.2	2,618.8	14,552.9	(22,790.9)	12,798.9
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(34.8)	$(25.3)	$(43.6)	$1,093.0	$—	$989.3
INVESTING ACTIVITIES
Additions to property and equipment	—	(15.2)	—	(616.6)	—	(631.8)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Purchases of short-term investments	—	—	—	(33.3)	—	(33.3)
Other	—	—	—	2.4	—	2.4
Net cash used in investing activities of continuing operations	—	(15.2)	—	(597.5)	—	(612.7)
FINANCING ACTIVITIES
Cash dividends paid	(351.2)	—	—	—	—	(351.2)
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Proceeds from exercise of share options	2.4	—	—	—	—	2.4
Advances from (to) affiliates	385.8	40.0	44.0	(469.8)	—	—
Other	(11.6)	—	—	(4.2)	—	(15.8)
Net cash provided by (used in) financing activities	25.4	40.0	44.0	(497.7)	—	(388.3)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(67.9)	—	(67.9)
Investing activities	—	—	—	58.8	—	58.8
Net cash used in discontinued operations	—	—	—	(9.1)	—	(9.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.2	—	.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9.4)	(.5)	.4	(11.1)	—	(20.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37.1	$—	$5.3	$102.6	$—	$145.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(58.5)	$(106.3)	$(47.9)	$944.0	$—	$731.3
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(591.4)	—	(591.4)
Maturities of short-term investments	—	—	—	50.0		50.0
Other	—	.3	—	1.2	—	1.5
Net cash provided by (used in) investing activities of continuing operations	—	.3	—	(540.2)	—	(539.9)
FINANCING ACTIVITIES
Cash dividends paid	(233.3)	—	—	—	—	(233.3)
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Proceeds from exercise of share options	22.0	—	—	—	—	22.0
Advances from (to) affiliates	301.5	105.0	8.9	(415.4)	—	—
Other	(12.1)	—	—	(1.7)	—	(13.8)
Net cash provided by (used in) financing activities	78.1	105.0	8.9	(440.8)	—	(248.8)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	52.6	—	52.6
Investing activities	—	—	—	8.5	—	8.5
Net cash provided by discontinued operations	—	—	—	61.1	—	61.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.0)	—	(1.0)
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	19.6	(1.0)	(39.0)	23.1	—	2.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$291.4	$.7	$46.0	$151.7	$—	$489.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We operate one of the newest ultra-deepwater fleets in the industry, and our premium jackup fleet is the largest of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 75 rigs, including seven rigs under construction, spanning most of the strategic markets around the globe. Our fleet includes ten drillships, thirteen dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 46 jackup rigs.

Brent crude oil prices averaged approximately $110 per barrel during the second quarter of 2014, and we believe current prices support operator drilling programs in the floater and jackup markets. Despite the attractive commodity prices, a reduction in capital spending by operators, combined with increasing rig supply, negatively impacted floater day rates and utilization during the second quarter of 2014.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet where we identify long-term growth opportunities. In response to customer demand for our differentiated rig technology and contract drilling services in the Middle East, we entered into an agreement with Lamprell to construct two premium jackup rigs (ENSCO 140 and ENSCO 141) during the second quarter of 2014. These rigs are scheduled for delivery during the second quarter and third quarter of 2016, respectively. In July 2014, we accepted delivery of ENSCO 122, an ultra-premium harsh environment rig that is expected to be placed into service later this year. Currently, we have seven rigs under construction, including three ultra-deepwater drillships, three premium jackup rigs and one ultra-premium harsh environment jackup rig. In addition to ENSCO 122, our next two deliveries, ENSCO DS-8 and ENSCO DS-9, are contracted. Five of our older, less capable floater rigs are currently being marketed for sale as part of our fleet high-grading strategy.

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.7 billion of contract backlog and $2.0 billion of borrowing capacity under our commercial paper program and revolving credit facility as of June 30, 2014 will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during the remainder of 2014 and beyond.

BUSINESS ENVIRONMENT

Floaters

The global contracting environment grew increasingly competitive during the second quarter of 2014, particularly for older, less capable floaters. A reduction in capital spending by operators, as well as increasing supply from newbuild floaters, has negatively impacted utilization and day rates. Operators have taken advantage of these lower rates by contracting premium and high-specification rigs. Drilling contractors are currently challenged to contract older, less capable floaters, although retirements of these rigs could alleviate some of this pressure. We anticipate that the floater environment will remain competitive; however, we do expect additional contracting opportunities to be available in several regions, particularly for premium rigs.

Rig supply in the U.S. Gulf of Mexico is expected to increase during the remainder of 2014 as multiple newbuild rigs mobilize to the region. Although the majority of these rigs are contracted, utilization and day rates for existing floaters in the region may be negatively impacted, causing some of these rigs to mobilize to other regions. We expect tendering activity to remain relatively low in the near term, though ongoing exploration activity could lead to incremental opportunities over time. In Mexico, ongoing energy reform could create opportunities in the region going forward.

We believe there will be incremental demand in Brazil as customers come to the market for rigs to drill their new exploration acreage awarded in licensing rounds held during 2013. Petrobras has an open market inquiry, and we expect incremental opportunities during the remainder of 2014 and 2015 related to pre-salt development in the region.

In West Africa, customer demand remains strong. Currently, there are multiple open tenders for rigs with multi-year terms. Incremental opportunities are expected in Angola, Ghana, and Nigeria. Several operators have exploration programs planned in East Africa and South Africa, and the new discoveries in East Africa could result in significant development programs over time.

Supply and demand in the North Sea market are balanced. We expect additional drilling opportunities in the Mediterranean market, with formal tender programs likely during the remainder 2014 and into 2015. In Asia Pacific, we anticipate incremental requirements in Australia, Indonesia, Myanmar, South Korea and Vietnam.

The worldwide supply of floaters continues to increase as a result of newbuild construction programs. Currently, there are 84 newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 38 are without contracts. We estimate that fourteen rigs will be delivered before the end of 2014, the majority of which are uncontracted. Utilization and day rates will likely continue to be negatively impacted, particularly for less capable floaters.

Jackups

Demand for jackups remains strong, generally supporting current day rates and contract terms. However, newbuild deliveries have begun to put some downward pressure on new contracting activity in certain regions. Utilization and day rates may come under additional pressure as more newbuild rigs enter the market; however, retirements of older jackups could partially offset new supply as the majority of the global jackup fleet is more than 30 years old.
Demand is steady in the U.S. Gulf of Mexico. We expect the jackup market to remain largely in balance; however, recent contract terms have declined in duration, which has put pressure on day rates and utilization. In Mexico, we believe there will be incremental demand as the national oil company of Mexico, Petróleos Mexicanos ("PEMEX"), continues to expand its rig fleet.

The Middle East market is expected to remain strong, and we believe there will be incremental demand from operators in the region as well as opportunities to extend existing contracts. In West Africa, there are currently open tenders for incremental rigs for multi-year terms, though recent contracting activity has resulted in some downward pressure on day rates.

We expect the North Sea market to remain balanced. Significant contracted backlog exists for 2014, and operators are issuing tenders to secure rigs for work in 2015 and beyond.

The Asia Pacific market remains balanced, though recent contracting activity indicates an increasingly competitive environment. We expect further pressure on utilization and day rates as multiple uncontracted newbuild rigs are expected to become available during the remainder of 2014 and into 2015. Drilling contractors may seek opportunities to move rigs out of the region. Incremental requirements are expected in Australia, China, Malaysia, Thailand and Vietnam, which could help absorb the incremental newbuilds added to the Asia Pacific fleet.

Worldwide jackup supply continues to increase as a result of newbuild construction programs. Currently, there are approximately 132 newbuild jackup rigs reported to be under construction, approximately half of which are being built by companies that have not historically operated offshore drilling rigs. Approximately sixteen rigs are scheduled for delivery during the remainder of 2014, the majority of which are not contracted. While customer demand remains positive, utilization and day rates in certain regions may come under additional pressure in the near term, depending upon the rate at which older jackups are retired.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,203.0	$1,130.3	$2,332.9	$2,170.6
Operating expenses
Contract drilling (exclusive of depreciation)	576.0	527.2	1,128.6	1,007.0
Loss on impairment	991.5	—	991.5	—
Depreciation	139.4	132.0	278.6	259.9
General and administrative	36.2	36.4	74.3	74.2
Operating (loss) income	(540.1)	434.7	(140.1)	829.5
Other expense, net	(30.8)	(39.8)	(59.9)	(69.6)
Provision for income taxes	48.0	48.5	100.9	99.3
(Loss) income from continuing operations	(618.9)	346.4	(300.9)	660.6
(Loss) income from discontinued operations, net	(550.7)	16.2	(572.0)	21.9
Net (loss) income	(1,169.6)	362.6	(872.9)	682.5
Net income attributable to noncontrolling interests	(3.1)	(1.7)	(7.3)	(4.5)
Net (loss) income attributable to Ensco	$(1,172.7)	$360.9	$(880.2)	$678.0

Revenues increased $72.7 million, or 6%, and contract drilling expense increased $48.8 million, or 9%, for the three-month period ended June 30, 2014 as compared to the prior year quarter. For the six-month period ended June 30, 2014, revenues increased $162.3 million, or 7%, and contract drilling expense increased $121.6 million, or 12%, as compared to the prior year period. The increase in revenues for the three-month and six-month periods ended June 30, 2014 was primarily due to the addition of newbuild rigs to both our Floaters and Jackups segments and an increase in average day rates, partially offset by a decline in utilization. The increase in contract drilling expense for the three-month and six-month periods ended June 30, 2014 was due to the aforementioned additions to our fleet, as well as higher personnel and repair and maintenance costs. The decline in operating income for the three-month and six-month periods ended June 30, 2014 was attributable to the loss on impairment recognized on older, less capable rigs in our Floaters segment. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of June 30, 2014 and 2013:

	2014	2013
Floaters(1)	26	25
Jackups(1)(2)	41	42
Under construction(1)(3)	8	8
Total	75	75

(1)
During the second half of 2013, we accepted delivery of one ultra-deepwater drillship (ENSCO DS-7) and two ultra-premium harsh environment jackup rigs (ENSCO 120 and ENSCO 121). ENSCO DS-7 commenced a long-term contract during the fourth quarter of 2013, ENSCO 120 commenced drilling operations under a long-term contract during the first quarter of 2014 and ENSCO 121 commenced drilling operations under a long-term contract during the second quarter of 2014.

In July 2014, we accepted delivery of the ENSCO 122, which is committed under a long-term drilling contract.

The five floaters classified as "held for sale" as of June 30, 2014 are included in the table above.

(2)	We sold jackup rigs ENSCO 69 and Pride Wisconsin during the first quarter of 2014 and ENSCO 85 during the second quarter of 2014.

(3)
During the fourth quarter of 2013, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct one ultra-premium harsh environment jackup rig (ENSCO 123). This rig is scheduled for delivery during the second quarter of 2016 and is currently uncontracted.

During the second quarter of 2014, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141), which are scheduled for delivery during the second quarter and third quarter of 2016, respectively. Both of these rigs remain uncontracted.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rig Utilization(1)
Floaters	77%	87%	76%	85%
Jackups	89%	87%	88%	90%
Total	85%	87%	84%	88%
Average Day Rates(2)
Floaters	$479,176	$430,281	$472,584	$420,325
Jackups	134,456	121,631	132,732	119,148
Total	$241,756	$225,991	$239,997	$216,670

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

Three Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$720.6	$465.9	$16.5	$1,203.0	$—	$1,203.0
Operating expenses
Contract drilling (exclusive of depreciation)	330.3	234.0	11.7	576.0	—	576.0
Loss on Impairment	991.5	—	—	991.5	—	991.5
Depreciation	93.2	44.1	—	137.3	2.1	139.4
General and administrative	—	—	—	—	36.2	36.2
Operating (loss) income	$(694.4)	$187.8	$4.8	$(501.8)	$(38.3)	$(540.1)

Three Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$716.9	$393.1	$20.3	$1,130.3	$—	$1,130.3
Operating expenses
Contract drilling (exclusive of depreciation)	302.6	208.6	16.0	527.2	—	527.2
Depreciation	91.7	38.7	—	130.4	1.6	132.0
General and administrative	—	—	—	—	36.4	36.4
Operating income (loss)	$322.6	$145.8	$4.3	$472.7	$(38.0)	$434.7

Six Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,410.8	$889.0	$33.1	$2,332.9	$—	$2,332.9
Operating expenses
Contract drilling (exclusive of depreciation)	656.4	449.2	23.0	1,128.6	—	1,128.6
Loss on Impairment	991.5	—	—	991.5	—	991.5
Depreciation	189.6	85.0	—	274.6	4.0	278.6
General and administrative	—	—	—	—	74.3	74.3
Operating (loss) income	$(426.7)	$354.8	$10.1	$(61.8)	$(78.3)	$(140.1)

Six Months Ended June 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,342.2	$787.9	$40.5	$2,170.6	$—	$2,170.6
Operating expenses
Contract drilling (exclusive of depreciation)	573.2	402.1	31.7	1,007.0	—	1,007.0
Depreciation	179.4	77.3	—	256.7	3.2	259.9
General and administrative	—	—	—	—	74.2	74.2
Operating income (loss)	$589.6	$308.5	$8.8	$906.9	$(77.4)	$829.5

Floaters

Floater revenues for the three-month period ended June 30, 2014 increased slightly compared to the prior year quarter. ENSCO DS-7 commenced its initial drilling contract during the fourth quarter of 2013 and average day rates improved across our Floater fleet. Floater utilization declined primarily due to ENSCO 5004 and ENSCO 5006 which were in the shipyard for capital enhancement projects during 2014.

Floater contract drilling expense for the three-month period ended June 30, 2014 increased by $27.7 million, or 9%, as compared to the prior year quarter, primarily due to the addition of DS-7 to our Floater fleet. Higher personnel and repair and maintenance costs also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for ENSCO 5004 and ENSCO 5006.

We recognized a loss on impairment of $991.5 million during the three-month period ended June 30, 2014 related to four older, less capable floaters due to adverse change in the current and anticipated market for these rigs. No impairments were recorded during the prior year quarter.

Depreciation expense was comparable to the prior year quarter. The increase in depreciation due to the addition of DS-7 to the fleet was largely offset by lower depreciation expense as a result of the aforementioned impairments, which were recorded as of May 31, 2014.

Floater revenues for the six-month period ended June 30, 2014 increased by $68.6 million, or 5%, as compared to the prior year period. The increase in revenues was primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013 and commencement of the ENSCO DS-7 drilling contract during the fourth quarter of 2013. To a lesser extent, the increase in revenues was attributable to an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization attributable to multiple rigs in our Floater fleet. ENSCO 5004 and ENSCO 5006 were in the shipyard for capital enhancement projects during 2014, and ENSCO 8503 incurred several months of uncontracted downtime between January 2014 and April 2014. Utilization in the prior year period was negatively impacted by downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs.

Floater contract drilling expense for the six-month period ended June 30, 2014 increased by $83.2 million, or 15%, as compared to the prior year period, primarily due to the aforementioned additions to our Floater fleet. To a lesser extent, higher personnel and repair and maintenance costs also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for the ENSCO 5004 and ENSCO 5006.

We recognized a loss on impairment of $991.5 million during the six-month period ended June 30, 2014 related to four older, less capable floaters due to the adverse change in the current and anticipated market for these assets. No impairments were recorded during the prior year period.

Depreciation expense increased by $10.2 million, or 6%, primarily due to the aforementioned additions to our Floater fleet, and was partially offset by a lower depreciation charge as a result of the aforementioned impairments.

Jackups

Jackup revenues for the three-month period ended June 30, 2014 increased by $72.8 million, or 19%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in average day rates across our Jackup fleet and the commencement of the ENSCO 120 and ENSCO 121 drilling contracts during the first quarter and second quarter of 2014, respectively.
Jackup contract drilling expense for the three-month period ended June 30, 2014 increased $25.4 million, or 12%, as compared to the respective prior year quarter, primarily due to the aforementioned additions to our Jackup fleet and an increase in personnel and repair and maintenance costs. Depreciation expense increased by $5.4 million, or 14%, primarily due to the additions to our fleet.

Jackup revenues for the six-month period ended June 30, 2014 increased by $101.1 million, or 13%, as compared to the respective prior year period. The increase in revenues was primarily due to an increase in average day rates across our Jackup fleet and the commencement of the ENSCO 120 and ENSCO 121 drilling contracts during the first quarter and second quarter of 2014, respectively. These increases were partially offset by a decline in utilization attributable to an increase in planned shipyard activity for certain rigs in the Jackup fleet.

Jackup contract drilling expense for the six-month period ended June 30, 2014 increased $47.1 million, or 12%, as compared to the prior year period, primarily due to the aforementioned additions to our Jackup fleet and an increase in personnel and repair and maintenance costs. Depreciation expense increased by $7.7 million, or 10%, primarily due to the additions to our fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$3.5	$4.7	$7.1	$8.0
Interest expense, net:
Interest expense	(55.7)	(57.4)	(111.6)	(114.2)
Capitalized interest	19.3	13.2	40.6	30.8
	(36.4)	(44.2)	(71.0)	(83.4)
Other, net	2.1	(.3)	4.0	5.8
	$(30.8)	$(39.8)	$(59.9)	$(69.6)

Interest income for the three-month and six-month periods ended June 30, 2014 declined as compared to the respective prior year periods primarily due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts. Interest expense was comparable over the same periods as the outstanding principal balances associated with our long-term debt instruments remained consistent. Interest expense capitalized during the three-month and six-month periods ended June 30, 2014 increased as compared to the prior year periods due to an increase in the average outstanding amount of capital invested in newbuild construction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $100,000 and $1.6 million were included in other, net for the three-month and six-month periods ended June 30, 2014, respectively.

Net unrealized gains of $1.2 million and $1.5 million from marketable securities held in our SERP were included in other, net in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2014, respectively. The fair value measurement of our marketable securities held in the SERP is discussed in Note 2 to our condensed consolidated financial statements.

Other, net for the three-month and six-month periods ended June 30, 2013 included net foreign currency exchange loss of $300,000 and net foreign currency exchange gains of $4.8 million, respectively. The $4.8 million net foreign currency exchange gains for the six-month period ended June 30, 2013 were primarily attributable to the devaluation of the Venezuelan Bolivar.

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

Income tax expense for the three-month periods ended June 30, 2014 and 2013 was $48.0 million and $48.5 million, respectively. Income tax expense for the six-month periods ended June 30, 2014 and 2013 was $100.9 million and $99.3 million, respectively.

Excluding the impact of a $991.5 million loss on impairment and all other discrete income tax expense, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2014 was 10.9%, as compared to 11.9% for the three-month and six-month periods ended June 30, 2013. The decrease is primarily attributable to an increase in the relative components of our estimated 2014 earnings, excluding discrete items, generated in tax jurisdictions with lower tax rates.

In July 2014, the U.K. government enacted tax legislation that will increase the income taxes associated with our U.K. drilling operations. As a result of the tax legislation, which requires retrospective application to April 1, 2014, we expect our income tax expense for the six-month period ending December 31, 2014 to increase by approximately $25 million.

Discontinued Operations

During the three-month period ended June 30, 2014, management committed to a plan to sell five floaters. The ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and are being actively marketed for sale. These rigs were classified as "held for sale" as of June 30, 2014 and written down to fair value less costs to sell.

We recorded a non-cash loss on impairment totaling $508.8 million, net of tax benefits of $37.6 million, during the three-month period ended June 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013.

In connection with the sale of the ENSCO 7500, we will be required to pay the outstanding principal on the 6.36% MARAD bonds due 2015, which are collateralized by this rig. The outstanding principal balance on this bond is $19.0 million as of June 30, 2014, of which $12.7 million is included in current maturities of long term debt in the condensed consolidated balance sheet as of June 30, 2014.

During the three-month period ended June 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The rig was classified as held for sale as of March 31, 2014. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2014. We recognized a gain of $2.3 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. ENSCO 85 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013.

During the six-month period ended June 30, 2014, we sold jackup rigs ENSCO 69 and Wisconsin for net proceeds of $32.2 million. These rigs were classified as held for sale as of December 31, 2013. The proceeds from the sale were received in December 2013 and included in net cash used in investing activities of continuing operations in our consolidated statement of cash flows for the year ended December 31, 2013 in our annual report on Form 10-K for the year ended December 31, 2013. During the three-month period ended June 30, 2014, in connection with the potential sale of multiple rigs in our fleet mentioned above, ENSCO 69 and Wisconsin operating results were reclassified to (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014 and 2013. We recognized a gain of $17.9 million in connection with the disposal, which was also reclassified to (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014.

During the six-month period ended June 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The rig was classified as held for sale and included in discontinued operations during 2012 in connection with the sale of multiple rigs in our fleet. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2013. Pride Pennsylvania operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month period ended June 30, 2013.

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

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. Based on our balance sheet and contractual backlog of $10.7 billion as of June 30, 2014, we believe future capital projects, debt service and dividend payments will primarily be funded from future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

During the six-month period ended June 30, 2014, our primary source of cash was $989.3 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $631.8 million for the construction, enhancement and other improvement of our drilling rigs and $351.2 million for dividend payments.

During the six-month period ended June 30, 2013, our primary source of cash was $731.3 million generated from operating activities of continuing operations and $50.0 million in proceeds from the maturity of short-term investments. Our primary use of cash for the same period was $591.4 million for the construction, enhancement and other improvement of our drilling rigs and $233.3 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2014 and 2013 were as follows (in millions):

	2014	2013
Cash flow from operating activities of continuing operations	$989.3	$731.3
Capital expenditures
New rig construction	$242.1	$335.9
Rig enhancements	243.2	137.6
Minor upgrades and improvements	146.5	117.9
	$631.8	$591.4

Cash flow from operating activities of continuing operations increased $258.0 million, or 35%, for the six-month period ended June 30, 2014 as compared to the prior year period. The increase primarily resulted from a $330.7 million increase in cash receipts from contract drilling services and a $33.4 million decrease in cash payments for income taxes, partially offset by a $151.1 million increase in cash payments related to contract drilling expenses.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet where we identify long-term growth opportunities. In response to customer demand for our differentiated rig technology and contract drilling services in the Middle East, we entered into an agreement with Lamprell to construct two premium jackup rigs (ENSCO 140 and ENSCO 141) during the second quarter of 2014. ENSCO 140 and ENSCO 141 will incorporate Ensco's patented Canti-Leverage AdvantageSM technology and are significantly enhanced versions of the LeTorneau Super 116E jackup design. These rigs are scheduled for delivery during the second quarter and the third quarter of 2016, respectively.

During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 122 was delivered in July 2014 and is committed under a long-term drilling contract expected to commence during the fourth quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 120 was delivered during the third quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the first quarter of 2014.

We currently have three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10) under construction. ENSCO DS-8 and ENSCO DS-9 are committed under long-term contracts and currently scheduled for delivery during the first quarter of 2015. ENSCO DS-10 is currently uncontracted and scheduled for delivery during the third quarter of 2015.

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.7 billion of contract backlog and $2.0 billion of borrowing capacity under our commercial paper program and revolving credit facility as of June 30, 2014 provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity during 2014 and beyond.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2014 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2014	2015	2016	Total(2)
ENSCO DS-8	161.4	—	384.8	—	546.2
ENSCO DS-9	157.4	—	374.2	—	531.6
ENSCO DS-10	154.5	51.5	308.3	—	514.3
ENSCO 110	41.0	—	166.3	—	207.3
ENSCO 122	49.0	202.5	—	—	251.5
ENSCO 123	53.5	—	—	214.1	267.6
ENSCO 140	39.2	39.2	78.4	39.2	196.0
ENSCO 141	39.2	—	117.6	39.2	196.0
	$695.2	$293.2	$1,429.6	$292.5	$2,710.5

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2014.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, are $118.2 million. We currently estimate these payments will be made during the next 12 months.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2014 to include approximately $800 million for newbuild construction, approximately $570 million for rig enhancement projects and approximately $330 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2014	December 31, 2013
Total debt	$4,726.6	$4,766.4
Total capital*	$16,309.2	$17,558.0
Total debt to total capital	29.0%	27.1%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

As of June 30, 2014, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of June 30, 2014, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Revolving Credit

We have a $2.0 billion senior unsecured revolving credit facility with a group of banks to be used for general corporate purposes with a five-year term expiring on May 7, 2018. Advances under the credit facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term. We are required to pay a quarterly undrawn facility fee (currently 0.125% per annum) on the total $2.0 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the credit facility requires us to maintain a total debt to total capitalization ratio less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the credit facility to an aggregate amount of up to $2.5 billion. We had no amounts outstanding under the credit facility as of June 30, 2014 and December 31, 2013.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes. In June 2014, we increased the size of our program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of June 30, 2014 and December 31, 2013.

Other Financing

As of June 30, 2014, we had $110.9 million outstanding under our Maritime Administration bond issues, $19.0 million of which is due in December 2015. The remaining $91.9 million outstanding is due in 2016 and 2020. We make semiannual principal and interest payments on these bonds.

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

Other Commitments

As of June 30, 2014, we were contingently liable in the aggregate amount of $248.4 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2014, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$145.0	$165.6
Short-term investments	$33.3	$50.0
Working capital	$685.8	$487.9
Current ratio	1.6	1.5

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends or working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our commercial paper program or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

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

Capital Reorganization

During the second quarter of 2014, we completed a capital reorganization under UK law (the “Capital Reorganization”), which will provide the Company with greater flexibility going forward to return capital to shareholders in the form of dividends and share repurchases. The Capital Reorganization, which was authorized by our Board of Directors and approved by our shareholders at the Annual General Meeting in May 2014, was achieved through the issuance and subsequent cancellation of $3.0 billion of a newly created class of shares (the “Capital Reorganization Shares”).
The Capital Reorganization Shares had no substantive economic or voting rights and were issued to a subsidiary of the Company on June 17, 2014 for the benefit of existing shareholders solely for the purpose of the Capital Reorganization transaction. Upon cancellation of the shares on June 18, 2014, $3.0 billion of the shareholders' equity of Ensco plc that was previously deemed non-distributable under UK law, can now be included in the determination of eligible distributable reserves.
The Capital Reorganization did not involve any distribution or repayment of capital, nor did it have an impact on the underlying net assets of the Company. There was no net impact on our shareholders’ equity for the three-month period ended June 30, 2014 (or any period) as a result of the Capital Reorganization.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2014, we had cash flow hedges outstanding to exchange an aggregate $372.2 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $233.7 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2014 would approximate $26.4 million. Approximately $20.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2013. Other than set forth below, there have been no material changes from the critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent quarterly reports.

Impairment of Long-Lived Assets and Goodwill

During recent periods, a reduction in demand by operators combined with an oversupply of rigs has negatively impacted the floater market. The supply and demand imbalance has significantly challenged drilling contractors to contract older, less capable floaters.

During the second quarter, demand for floaters deteriorated further as a result of the continued reduction in capital spending by operators in addition to recently announced delays in operators’ drilling programs. The further reduction in demand, when combined with the increasing supply from newbuild floater deliveries, has led to a very competitive market. In general, contracting activity for floaters declined significantly and new day rate fixtures were substantially lower than rates realized during the first quarter of 2014 and fourth quarter of 2013. More specifically, drilling contractors have been unable to contract older, less capable rigs as operators are now targeting premium, high-specification rigs at lower day rates. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. As a result, day rates and utilization will remain under pressure, especially for the older, less capable floaters. In response to the adverse change in the current and anticipated floaters business climate, management evaluated our older, less capable floaters during the three-month period ended June 30, 2014 and committed to a plan to sell five rigs. These rigs were written down to fair value, less costs to sell, and classified as "held for sale" on our June 30, 2014 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the three-month period ended June 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. See "Note 8 - Discontinued Operations" for additional information on our "held for sale" rigs.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. As a result of the adverse change in the floater business climate observed during the second quarter of 2014, management's commitment to a plan to sell five floaters during the second quarter of 2014 and the impairment charge incurred on the "held for sale" floaters, management concluded that a triggering event had occurred during the second quarter of 2014 and performed an asset impairment analysis on our remaining older, less capable floaters. Based on the analysis performed, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million during the three-month period ended June 30, 2014. The impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  Management concluded that the aforementioned adverse change in the current and anticipated floater business climate, the commitment to a plan to sell five floaters and the impairment charge on the "held for sale" floaters triggered the need for an interim impairment test to evaluate the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014.

Based on the valuation performed as of May 31, 2014, the Floaters reporting unit estimated fair value exceeded the carrying value (adjusted for the long-lived impairments noted above) by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.  We estimated the fair value of the Floaters reporting unit using a blended income and market approach.

The income approach was based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values for our rigs. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the recent adverse change in the floater business environment. The day rates reflect contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term and were forecasted to grow in the longer-term and terminal period.

Operating costs were forecasted using our historical average operating costs and were adjusted for an estimated inflation factor. Capital requirements in the discounted cash flow model were based on management's estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements include cash outflows for new rig construction, rig enhancements and minor upgrades and improvements.

A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 3.5%, which includes an estimated inflation factor. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital ("WACC") of 10.5%.

These assumptions were derived from unobservable inputs and reflect management's judgments and assumptions. A decline in the Floaters reporting unit cash flow projections or changes in other key assumptions may result in a goodwill impairment charge in the future. Specifically, keeping all other variables constant, a 50 basis point increase in the WACC applied would reduce the estimated fair value of our Floaters reporting unit below its carrying value. In addition, keeping all other variables constant, a 1.5% reduction in the terminal growth rate would reduce the estimated fair value of our Floaters reporting unit below its carrying value. Also, keeping all other variables constant, a 5.0% reduction in our forecasted market day rates would reduce the estimated fair value of our Floaters reporting unit below its carrying value.

The market approach was based upon the application of price-to-earnings multiples to management's estimates of future earnings adjusted for a control premium. The price-to-earnings multiples used in the market valuation ranged from 7.5x to 8.5x and were based on competitor market multiples. The fair value determined under the market approach is sensitive to these multiples, and a decline in any of the multiples could reduce the estimated fair value of our Floaters reporting unit below its carrying value. Management's earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.

The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.

We evaluated the estimated fair value of our reporting units compared to our market capitalization as of May 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregated fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium is reasonable based on recent market transactions within our industry or other relevant benchmark data.

The estimates used to determine the fair value of the Floaters reporting unit reflect management's best estimates, and we believe they are reasonable. Future declines in the Floaters reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our Floaters reporting unit below its carrying value. Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in actual contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates;

•	declines in our market capitalization.

Adverse changes in one or more of these factors could reduce the estimated fair value of our Floaters reporting unit below its carrying value in future periods.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation (Topic 718): Accounting for Share Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period ("Update 2014-12"). The new guidance clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Update 2014-12 is effective for annual and interim periods for fiscal years beginning after December 15, 2015 and early adoption is permitted. We will adopt the accounting standard on a prospective basis effective January 1, 2016. We do not expect the adoption to have a material effect on our consolidated financial statements.

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

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 through 2014, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $250,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2014.

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

We are currently subject to a notice of assessment received from the Bureau of Safety and Environmental Enforcement ("BSEE") in June 2014 relating to an unintended disconnect on the ENSCO 8500, pursuant to which BSEE has assessed a fine in the amount of $330,000. The elements of the fine include a small discharge of pollutants into the Gulf of Mexico and other elements that are indirectly related as the reason the discharge occurred. We are in the process of contesting this matter. Although we do not expect final disposition of this assessment to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of this assessment. A $330,000 liability related to this matter was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2014.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2013, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. Other than set forth below, there have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent quarterly reports.

The potential for U.S. Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.

                Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have eight jackup rigs and nine floaters in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and two jackup rigs during 2008, with associated losses of contract revenues and potential liabilities.

                Insurance companies incurred substantial losses in the offshore drilling, exploration and production industries as a consequence of hurricanes that occurred in the U.S. Gulf of Mexico during 2004, 2005 and 2008. Accordingly, insurance companies have substantially reduced the nature and amount of insurance coverage available for losses arising from named tropical storm or hurricane damage in the U.S. Gulf of Mexico ("windstorm damage") and have increased the cost of available windstorm coverage. The tight insurance market not only applies to coverage related to U.S. Gulf of Mexico windstorm damage or loss of our drilling rigs, but also impacts coverage for any potential liabilities to third parties associated with property damage, personal injury or death and environmental liabilities, as well as coverage for removal of wreckage and debris associated with hurricane losses. We have no assurance that the tight insurance market for windstorm damage, liabilities and removal of wreckage and debris will not continue into the foreseeable future.

                Our annual insurance policies were up for renewal effective May 31, 2014. Due to the significant premium, high deductible and limited coverage for windstorm damage, we decided not to purchase windstorm insurance for hull and machinery losses to our floaters arising from windstorm damage in the U.S. Gulf of Mexico. We opted out of windstorm insurance for our jackups in the U.S. Gulf of Mexico during 2009 and have not since renewed that insurance. We believe it is no longer customary for drilling contractors with similar size and fleet composition to purchase windstorm insurance for any rigs in the U.S. Gulf of Mexico, for the aforementioned reasons. Accordingly, we have retained the risk of loss or damage for our eight jackup rigs and our nine floaters arising from windstorm damage in the U.S. Gulf of Mexico.

                We have established operational procedures designed to mitigate risk to our jackup rigs and floaters in the U.S. Gulf of Mexico during hurricane season. In addition to procedures designed to better secure the drilling package on jackup rigs, improve jackup leg stability and increase the air gap to position the hull above waves, our procedures involve analysis of prospective drilling locations, which may include enhanced bottom surveys. These procedures may result in a decision to decline to operate on a customer-designated location during hurricane season notwithstanding that the location, water depth and other standard operating conditions are within a rig's normal operating range. Our procedures and the associated regulatory requirements addressing Mobile Offshore Drilling Unit operations in the U.S. Gulf of Mexico during hurricane season, coupled with our decision to retain (self-insure) certain windstorm-related risks, may result in a significant reduction in the utilization of our jackup rigs and floaters in the U.S. Gulf of Mexico.

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

Governments may pass laws that subject us to additional taxation or may challenge our tax positions, which could adversely affect our financial position, results of operations and cash flows.

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof, that may affect our business.  In July 2014, the U.K. government enacted tax reforms to ensure that more of the profits generated by offshore drilling contractors in the U.K. are subject to U.K. taxation.  The reforms limit the amount of certain types of lease payments that can be deducted for U.K. tax purposes. In addition, the reforms prohibit taxable profits from operations on the U.K. Continental Shelf from being reduced by unrelated losses or expenses.  Other countries are evaluating legislative and regulatory reforms that would subject us to additional taxation or otherwise challenge our tax positions.  Further, our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken. Even if we are successful in maintaining our positions, we may incur significant expenses in defending our position and contesting claims or positions asserted by tax authorities. If we are unsuccessful in defending them, such audits could significantly impact our consolidated effective income tax rate in past or future periods.

As a result of these uncertainties, as well as changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements, we cannot provide any assurances as to what our consolidated effective income tax rate will be in future periods.  If we are unable to mitigate the negative consequences of any change in law, audit or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the three-month period ended June 30, 2014:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	1,833	$52.34	—	$2,000,000,000
May 1 - May 31	5,385	$50.14	—	$2,000,000,000
June 1 - June 30	144,894	$52.81	—	$2,000,000,000
Total	152,112	$52.71	—

(1)
During the three-month period ended June 30, 2014, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

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
*10.1
Deed of Variation among Ensco Global Resources Limited, Carl Trowell and Ensco Services Limited, dated June 2, 2014, together with the Employment Agreement between Ensco Global Resources Limited and Carl Trowell, dated May 3, 2014 and attached as a schedule to the Deed of Variation.

*10.2	Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	August 1, 2014	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*10.1
Deed of Variation among Ensco Global Resources Limited, Carl Trowell and Ensco Services Limited, dated June 2, 2014, together with the Employment Agreement between Ensco Global Resources Limited and Carl Trowell, dated May 3, 2014 and attached as a schedule to the Deed of Variation.

*10.2	Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.