Form 10-Q
period 2014-09-30
Ensco plc
filed 2014-10-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 23, 2014, there were 234,258,168 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

•
governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, epidemic or pandemic disease, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of the 2013 Form 10-K, as updated, the First Quarter Form 10-Q, as updated, and the Second Quarter Form 10-Q, all of which are available on the SEC's website at www.sec.gov and on the Investor Relations section of our website at www.enscoplc.com. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2014, the related condensed consolidated statements of operations, and comprehensive income, for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, except for notes 1, 2, 10, 11, 13, 14, 15, 16, and 17, as to which the date is September 22, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
October 30, 2014

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
OPERATING REVENUES	$1,261.2	$1,162.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	531.4	534.3
Depreciation	140.9	132.6
General and administrative	29.3	37.4
	701.6	704.3
OPERATING INCOME	559.6	457.9
OTHER INCOME (EXPENSE)
Interest income	3.1	4.3
Interest expense, net	(38.0)	(40.2)
Other, net	(3.5)	34.3
	(38.4)	(1.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	521.2	456.3
PROVISION FOR INCOME TAXES
Current income tax expense	147.6	72.5
Deferred income tax benefit	(82.1)	(7.1)
	65.5	65.4
INCOME FROM CONTINUING OPERATIONS	455.7	390.9
LOSS FROM DISCONTINUED OPERATIONS, NET	(22.8)	(9.5)
NET INCOME	432.9	381.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.5)	(2.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$429.4	$378.8
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.93	$1.66
Discontinued operations	(0.10)	(0.04)
	$1.83	$1.62

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$424.5	$374.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.8	231.1
Diluted	232.0	231.3

CASH DIVIDENDS PER SHARE	$0.75	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING REVENUES	$3,594.1	$3,332.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,660.0	1,541.3
Loss on impairment	991.5	—
Depreciation	419.5	392.5
General and administrative	103.6	111.6
	3,174.6	2,045.4
OPERATING INCOME	419.5	1,287.4
OTHER INCOME (EXPENSE)
Interest income	10.2	12.3
Interest expense, net	(109.0)	(123.6)
Other, net	.5	40.1
	(98.3)	(71.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	321.2	1,216.2
PROVISION FOR INCOME TAXES
Current income tax expense	256.7	181.4
Deferred income tax benefit	(90.3)	(16.7)
	166.4	164.7
INCOME FROM CONTINUING OPERATIONS	154.8	1,051.5
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET	(594.8)	12.4
NET (LOSS) INCOME	(440.0)	1,063.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10.8)	(7.1)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(450.8)	$1,056.8
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.60	$4.48
Discontinued operations	(2.57)	0.05
	$(1.97)	$4.53

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(456.7)	$1,045.6

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.5	230.8
Diluted	231.7	231.0

CASH DIVIDENDS PER SHARE	$2.25	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2014	2013

NET INCOME	$432.9	$381.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(12.7)	8.3
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	(1.4)	2.8
Other	3.7	—
NET OTHER COMPREHENSIVE (LOSS) INCOME	(10.4)	11.1

COMPREHENSIVE INCOME	422.5	392.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.5)	(2.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$419.0	$389.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

NET (LOSS) INCOME	$(440.0)	$1,063.9
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	(2.8)	(5.3)
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	(3.3)	2.2
Other	4.2	.5
NET OTHER COMPREHENSIVE LOSS	(1.9)	(2.6)

COMPREHENSIVE (LOSS) INCOME	(441.9)	1,061.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10.8)	(7.1)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(452.7)	$1,054.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,173.7	$165.6
Accounts receivable, net	869.8	855.7
Other	986.9	513.9
Total current assets	3,030.4	1,535.2
PROPERTY AND EQUIPMENT, AT COST	15,985.7	17,498.5
Less accumulated depreciation	2,858.1	3,187.5
Property and equipment, net	13,127.6	14,311.0
GOODWILL	3,274.0	3,274.0
OTHER ASSETS, NET	340.5	352.7
	$19,772.5	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$423.8	$341.1
Accrued liabilities and other	653.9	658.7
Current maturities of long-term debt	53.8	47.5
Total current liabilities	1,131.5	1,047.3
LONG-TERM DEBT	5,903.9	4,718.9
DEFERRED INCOME TAXES	258.6	362.1
OTHER LIABILITIES	629.5	545.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 240.7 million and 239.5 million shares issued	24.1	24.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued	.1	.1
Additional paid-in capital	5,505.7	5,467.2
Retained earnings	6,348.4	7,327.3
Accumulated other comprehensive income	16.3	18.2
Treasury shares, at cost, 6.4 million shares and 6.0 million shares	(58.2)	(45.2)
Total Ensco shareholders' equity	11,836.4	12,791.6
NONCONTROLLING INTERESTS	12.6	7.3
Total equity	11,849.0	12,798.9
	$19,772.5	$19,472.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(440.0)	$1,063.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations, net	594.8	(12.4)
Loss on impairment	991.5	—
Depreciation expense	419.5	392.5
Deferred income tax benefit	(90.3)	(16.7)
Share-based compensation expense	35.5	38.1
(Gain) loss on disposal of assets	(8.1)	1.3
Amortization of intangibles and other, net	(6.1)	(18.3)
Other	(0.9)	(4.4)
Changes in operating assets and liabilities	89.4	(94.6)
Net cash provided by operating activities of continuing operations	1,585.3	1,349.4

INVESTING ACTIVITIES
Additions to property and equipment	(1,247.0)	(1,273.6)
Maturities of short-term investments	50.0	50.0
Purchases of short-term investments	(45.3)	—
Other	9.8	3.8
Net cash used in investing activities of continuing operations	(1,232.5)	(1,219.8)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,246.4	—
Cash dividends paid	(526.7)	(350.2)
Reduction of long-term borrowings	(30.9)	(30.9)
Debt financing costs	(11.3)	—
Proceeds from exercise of share options	2.4	22.0
Other	(20.0)	(20.8)
Net cash provided by (used in) financing activities	659.9	(379.9)

DISCONTINUED OPERATIONS
Operating activities	(62.0)	83.2
Investing activities	57.4	6.4
Net cash (used in) provided by discontinued operations	(4.6)	89.6
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,008.1	(161.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165.6	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,173.7	$325.4

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

The financial data for the three-month and nine-month periods ended September 30, 2014 and 2013 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014, as updated by the Current Report on Form 8-K dated September 22, 2014, and our quarterly reports on Form 10-Q filed with the SEC on April 29, 2014, as updated by the Current Report on Form 8-K dated September 22, 2014, and on August 1, 2014.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014
Supplemental executive retirement plan assets	$41.8	$—	$—	$41.8
Total financial assets	$41.8	$—	$—	$41.8
Derivatives, net	$—	$(17.0)	$—	$(17.0)
Total financial liabilities	$—	$(17.0)	$—	$(17.0)

As of December 31, 2013
Supplemental executive retirement plan assets	$37.7	$—	$—	$37.7
Derivatives, net	—	1.8	—	1.8
Total financial assets	$37.7	$1.8	$—	$39.5

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.7% Senior notes due 2021	$1,479.2	$1,579.2	$1,477.2	$1,596.9
6.875% Senior notes due 2020	1,012.4	1,060.3	1,024.8	1,086.7
3.25% Senior notes due 2016	997.6	1,032.9	996.5	1,045.8
4.50% Senior notes due 2024	624.2	633.2	—	—
5.75% Senior notes due 2044	622.2	632.5	—	—
8.50% Senior notes due 2019	588.0	619.0	600.5	635.8
7.875% Senior notes due 2040	381.6	389.5	382.6	410.5
7.20% Debentures due 2027	149.2	186.3	149.1	178.6
4.33% MARAD bonds, including current maturities, due 2016	55.0	55.3	78.9	79.7
4.65% MARAD bonds, including current maturities, due 2020	29.3	32.2	31.5	35.2
6.36% MARAD bonds, including current maturities, due 2015	19.0	19.8	25.3	27.1
Total	$5,957.7	$6,240.2	$4,766.4	$5,096.3

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model.

The estimated fair values of our cash and cash equivalents, restricted cash, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2014 and December 31, 2013.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $17.0 million and net assets of $1.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.9	$9.1	$8.6	$9.8
Foreign currency forward contracts - non-current(2)	—	1.2	2.3	.6
	1.9	10.3	10.9	10.4

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.7	2.5	8.7	.6
	.7	2.5	8.7	.6
Total	$2.6	$12.8	$19.6	$11.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2014, we had cash flow hedges outstanding to exchange an aggregate $391.2 million for various foreign currencies, including $179.3 million for British pounds, $101.1 million for Brazilian reais, $38.2 million for euros, $32.1 million for Singapore dollars, $23.0 million for Australian dollars and $17.5 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income were as follows (in millions):

Three Months Ended September 30, 2014 and 2013

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2014	2013	2014	2013
Interest rate lock contracts(3)	$—	$—	$—	$(.1)	$—	$—
Foreign currency forward contracts(4)	(12.7)	8.3	1.4	(2.7)	(1.9)	1.2
Total	$(12.7)	$8.3	$1.4	$(2.8)	$(1.9)	$1.2

Nine Months Ended September 30, 2014 and 2013

	Loss Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2014	2013	2014	2013
Interest rate lock contracts(3)	$—	$—	$(.2)	$(.3)	$—	$—
Foreign currency forward contracts(5)	(2.8)	(5.3)	3.5	(1.9)	—	(.2)
Total	$(2.8)	$(5.3)	$3.3	$(2.2)	$—	$(.2)

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

(4)
During the three-month period ended September 30, 2014, $1.2 million of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2013, $2.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the nine-month period ended September 30, 2014, $2.9 million of gains were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2013, $2.5 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $211.2 million for various foreign currencies, including $106.6 million for euros, $27.5 million for Swiss francs, $22.3 million for British pounds, $15.9 million for Indonesian rupiah, $14.3 million for Australian dollars and $24.6 million for other currencies.

Net losses of $15.4 million and net gains of $7.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2014 and 2013, respectively. Net losses of $15.1 million and net gains of $2.8 million associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $3.4 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$455.7	$390.9	$154.8	$1,051.5
Income from continuing operations attributable to noncontrolling interests	(3.5)	(2.4)	(10.7)	(6.5)
Income from continuing operations attributable to Ensco	$452.2	$388.5	$144.1	$1,045.0

(Loss) income from discontinued operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Loss) income from discontinued operations, net	$(22.8)	$(9.5)	$(594.8)	$12.4
Income from discontinued operations attributable to noncontrolling interests	—	(.2)	(.1)	(.6)
(Loss) income from discontinued operations attributable to Ensco	$(22.8)	$(9.7)	$(594.9)	$11.8

Note 5 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net (loss) income attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations attributable to Ensco	$452.2	$388.5	$144.1	$1,045.0
Income from continuing operations allocated to non-vested share awards	(5.2)	(4.1)	(5.9)	(11.1)
Income from continuing operations attributable to Ensco shares	$447.0	$384.4	$138.2	$1,033.9

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average shares - basic	231.8	231.1	231.5	230.8
Potentially dilutive shares	.2	.2	.2	.2
Weighted-average shares - diluted	232.0	231.3	231.7	231.0

Antidilutive share options totaling 100,000 and 200,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2014. Antidilutive share options totaling 300,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2013.

Note 6 -Debt

Senior Notes

On September 29, 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024 at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 at a discount of $2.8 million (collectively the “2014 Notes”) in a public offering. Interest on the 2014 Notes is payable semiannually in April and October of each year commencing April 1, 2015.  The 2014 Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Indenture”) and a Second Supplemental Indenture between us and the Trustee, dated September 29, 2014 (the “2014 Supplemental Indenture”). We expect to use the net proceeds from this offering for general corporate purposes, which may include payments with respect to our rigs under construction and other capital expenditures.

We may redeem each series of the 2014 Notes, in whole at any time or in part from time to time, prior to maturity. If we elect to redeem the 2014 Notes due 2024 before the date that is three months prior to the maturity date or the 2014 Notes due 2044 before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-whole” premium. If we elect to redeem the 2014 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, but are not required to pay a "make-whole" premium.

The 2014 Notes, the Indenture and the 2014 Supplemental Indenture also contain customary events of default, including failure to pay principal or interest on the 2014 Notes when due, among others. The 2014 Supplemental Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create liens on certain assets, enter into certain sale-leaseback transactions, enter into certain merger or consolidation transactions or transfers of all or substantially all of our assets.

Five-Year Credit Facility

On September 30, 2014, we entered into an amendment to the Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks. This amendment extended the Five-Year Credit Facility maturity date from May 7, 2018 to September 30, 2019 and increased the total commitment of the lenders from $2.0 billion to $2.25 billion. As amended, the Five-Year Credit Facility provides for a $2.25 billion senior unsecured revolving credit facility to be used for general corporate purposes.

Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Five-Year Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio of less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Five-Year Credit Facility as of September 30, 2014 and December 31, 2013.

Note 7 -Impairment

Impairment of Long-Lived Assets

During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by operators in addition to recently announced delays in operators’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates realized during the first quarter of 2014 and fourth quarter of 2013. More specifically, drilling contractors have been unable to contract older, less capable rigs as operators are now targeting premium, high-specification rigs at lower day rates. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. As a result, day rates and utilization will remain under pressure, especially for older, less capable floaters. In response to the adverse change in the current and anticipated floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and classified as "held for sale" on our September 30, 2014 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the nine-month period ended September 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. See "Note 9 - Discontinued Operations" for additional information on our "held for sale" rigs.

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

Based on the analysis performed as of May 31, 2014, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million. The impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Goodwill

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  Management concluded that the aforementioned adverse change in the current and anticipated floater business climate, the commitment to a plan to sell five floaters and the impairment charge on the "held for sale" floaters triggered an interim impairment test to evaluate the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014.

Based on the valuation performed as of May 31, 2014, the Floaters reporting unit estimated fair value exceeded the carrying value (adjusted for the long-lived impairments noted above) by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.  We estimated the fair value of the Floaters reporting unit using a blended income and market approach.

The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values for our rigs. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the recent adverse change in the floater business environment. The day rates reflected contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term and were forecasted to grow in the longer-term and terminal period.

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

The estimated fair value of the Floaters reporting unit determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.

We evaluated the estimated fair value of our reporting units compared to our market capitalization as of May 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data.

Our stock price declined significantly during September and October 2014 reaching a twelve-month low of $35.96 on October 10th. Our stock price traded between $47.85 and $57.45 during the eight-month period ended August 2014. The average stock price for the three-month period ended September 30, 2014 was $49.01, including average stock prices of $52.79 and $48.78 in July and August, respectively.

A sustained decline in our stock price is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate that a potential goodwill impairment exists. We concluded that the decline in stock price observed in September and October did not represent a sustained decline and that no triggering events occurred during the third quarter requiring an interim goodwill impairment test as of September 30, 2014.

If our Floater operating performance or our Floater business outlook deteriorates and/or our stock trades at current levels for a sustained period, our Floaters reporting unit estimated fair value could decline below its carrying value, resulting in a goodwill impairment.

Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	sustained decline in our stock price;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in actual contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental, regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates.

Adverse changes in one or more of these factors could reduce the estimated fair value of our Floaters reporting unit below its carrying value in future periods.

Note 8 -Shareholders' Equity

During the three-month and nine-month periods ended September 30, 2014, we granted 100,000 and 1.2 million non-vested share awards, respectively, to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan. Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month and nine-month periods ended September 30, 2014 was $51.31 and $52.48 per share, respectively.

Note 9 -Discontinued Operations

During the nine-month period ended September 30, 2014, management committed to a plan to sell five floaters. The ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and are being actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014, and classified as "held for sale" on our September 30, 2014 condensed consolidated balance sheet.

We recorded a non-cash loss on impairment totaling $508.8 million, net of tax benefits of $37.6 million, during the nine-month period ended September 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013.

Prior to the sale of ENSCO 7500, we will be required to pay the outstanding principal on the 6.36% MARAD bonds due 2015 collateralized by this rig. The outstanding principal balance on these bonds was $19.0 million as of September 30, 2014. We recently provided notification to the indenture trustee for the 6.36% MARAD bonds due 2015 that we intend to make an optional redemption of these bonds in December 2014. The outstanding principal balance was included in current maturities of long-term debt on our condensed consolidated balance sheet as of September 30, 2014.

During the nine-month period ended September 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014. We recognized a gain of $2.3 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. ENSCO 85 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013.

During the nine-month period ended September 30, 2014, we sold jackup rigs ENSCO 69 and Wisconsin for net proceeds of $32.2 million. These rigs were classified as held for sale as of December 31, 2013. The proceeds from the sale were received in December 2013 and included in net cash used in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2013, as updated. ENSCO 69 and Wisconsin operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013. We recognized a gain of $17.9 million in connection with the disposal, which was also included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2013. Pride Pennsylvania operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2013.

The following table summarizes (loss) income from discontinued operations, net for the three-month and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$19.2	$103.9	$109.0	$331.4
Operating expenses	36.7	105.5	207.1	308.3
Operating (loss) income	(17.5)	(1.6)	(98.1)	23.1
Other income	—	—	—	.3
Income tax expense	(14.8)	(7.9)	(17.5)	(9.9)
Loss on impairment, net	—	—	(508.8)	—
Gain (loss) on disposal of discontinued operations, net	9.5	—	29.6	(1.1)
(Loss) income from discontinued operations, net	$(22.8)	$(9.5)	$(594.8)	$12.4

Debt and interest expense are not allocated to our discontinued operations.

As of September 30, 2014, the $289.0 million of assets classified as "held for sale" in other current assets on our condensed consolidated balance sheet primarily relates to the carrying values of five floaters.

Note 10 -	Income Taxes

Our consolidated effective income tax rate for the three-month period ended September 30, 2014 was 12.6% as compared to 14.3% in the prior year quarter. Excluding the impact of discrete income tax items, our consolidated effective income tax rate for the three-month periods ended September 30, 2014 and 2013 was 12.7% and 13.7%, respectively.

Excluding the impact of the $991.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the nine-month periods ended September 30, 2014 and 2013 was 11.6% and 12.6%, respectively. The decline in our effective tax rate for the three-month and nine-month periods is primarily attributable to an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with lower tax rates.

Note 11 -Contingencies

ENSCO 29 Wreck Removal

During 2005, a portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina. In June 2014, we received a letter from an operator demanding that Ensco retrieve the derrick and drawworks from the seabed.
Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies. We believe that it is not probable a liability exists with respect to this matter, and no liability has been recorded on our condensed consolidated balance sheet as of September 30, 2014. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages in excess of $5.0 million for losses incurred when the tanker struck the sunken hull of ENSCO 74. This matter went to trial in June 2014, and the Company won a directed verdict on all claims. The plaintiff has the right to appeal the decision. We believe that it is not probable that a liability exists with respect to these claims.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the UK by approximately 125 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. While we believe the settlement will be approved by the Court, there can be no assurances as to the ultimate outcome.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2014 totaled $246.5 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of September 30, 2014, we had not been required to make collateral deposits with respect to these agreements.

Note 12 -Sale-leaseback

In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are contracted to Petroleos Mexicanos (“Pemex”). We received proceeds of $211.8 million and incurred commissions and other incremental, direct costs of $5.3 million. The carrying value of these rigs was $169.6 million.
In connection with this sale, we executed charter agreements with the purchaser to continue operating the rigs for the remainder of the Pemex contracts, which have anticipated completion dates in either late 2015 or 2016. We accounted for the transaction as a sale-leaseback, whereby we will retain a significant portion of the remaining use of the rigs as a result of the charter agreements.

We recorded a gain on sale of $7.5 million, which represents the portion of the gain that exceeded the present value of payments due under the charter agreements, included in contract drilling expense in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014. The remaining $29.4 million of gain was deferred and will be amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $26.6 million is included in accrued liabilities and other and $2.8 million is included in other liabilities on our condensed consolidated balance sheet as of September 30, 2014.

The operating results from these rigs for the three-month and nine-month periods ended September 30, 2014 were included in income from continuing operations within the Jackup segment, as we expect to have significant continuing involvement and cash flows due to our charter agreements with the purchaser. Beginning October 1, 2014, the operating results for these rigs will be reported in our Other segment.

The $211.8 million of proceeds from the rig sales were invested directly in cash equivalents subject to certain restrictions on our ability to receive, pledge, borrow or otherwise obtain the funds as of September 30, 2014. As a result of these restrictions, the sales proceeds are classified as restricted cash and included in other current assets on our condensed consolidated balance sheet as of September 30, 2014. We expect these restrictions to lapse prior to December 31, 2014.

Note 13 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and nine-month periods ended 2014 and 2013 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$745.3	$499.0	$16.9	$1,261.2	$—	$1,261.2
Operating expenses
Contract drilling (exclusive of depreciation)	309.7	210.2	11.5	531.4	—	531.4
Depreciation	91.4	47.6	—	139.0	1.9	140.9
General and administrative	—	—	—	—	29.3	29.3
Operating income (loss)	$344.2	$241.2	$5.4	$590.8	$(31.2)	$559.6
Property and equipment, net	$9,836.2	$3,215.3	$—	$13,051.5	$76.1	$13,127.6

Three Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$696.7	$446.8	$18.7	$1,162.2	$—	$1,162.2
Operating expenses
Contract drilling (exclusive of depreciation)	315.4	203.8	15.1	534.3	—	534.3
Depreciation	91.5	39.5	—	131.0	1.6	132.6
General and administrative	—	—	—	—	37.4	37.4
Operating income (loss)	$289.8	$203.5	$3.6	$496.9	$(39.0)	$457.9
Property and equipment, net	$11,252.8	$2,705.4	$—	$13,958.2	$39.2	$13,997.4

Nine Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,156.1	$1,388.0	$50.0	$3,594.1	$—	$3,594.1
Operating expenses
Contract drilling (exclusive of depreciation)	966.1	659.4	34.5	1,660.0	—	1,660.0
Loss on impairment	991.5	—	—	991.5	—	991.5
Depreciation	281.0	132.6	—	413.6	5.9	419.5
General and administrative	—	—	—	—	103.6	103.6
Operating (loss) income	$(82.5)	$596.0	$15.5	$529.0	$(109.5)	$419.5
Property and equipment, net	$9,836.2	$3,215.3	$—	$13,051.5	$76.1	$13,127.6

Nine Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,038.9	$1,234.7	$59.2	$3,332.8	$—	$3,332.8
Operating expenses
Contract drilling (exclusive of depreciation)	888.6	605.9	46.8	1,541.3	—	1,541.3
Depreciation	270.9	116.8	—	387.7	4.8	392.5
General and administrative	—	—	—	—	111.6	111.6
Operating income (loss)	$879.4	$512.0	$12.4	$1,403.8	$(116.4)	$1,287.4
Property and equipment, net	$11,252.8	$2,705.4	$—	$13,958.2	$39.2	$13,997.4

Information about Geographic Areas

As of September 30, 2014, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters(1)	Jackups	Total(2)
North & South America (excluding Brazil)	9	8	17
Middle East & Africa	6	10	16
Europe & Mediterranean	3	11	14
Asia & Pacific Rim	4	9	13
Asia & Pacific Rim (under construction)	3	4	7
Brazil	4	—	4
Total	29	42	71

(1)	The five floaters classified as "held for sale" as of September 30, 2014 are included in the table above.

(2)
We provide management services on six rigs owned by third-parties, including ENSCO 83, ENSCO 89, ENSCO 93, and ENSCO 98, which were sold during September 2014. Rigs for which we provide management services are not included in the table above.

Note 14 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Trade	$850.9	$869.8
Other	31.5	14.3
	882.4	884.1
Allowance for doubtful accounts	(12.6)	(28.4)
	$869.8	$855.7

Other current assets consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Assets held for sale	$289.0	$8.6
Inventory	253.7	256.4
Restricted cash	211.8	—
Deferred costs	68.3	47.4
Prepaid expenses	46.3	18.5
Short-term investments	45.3	50.0
Prepaid taxes	41.7	88.1
Deferred tax assets	22.8	23.1
Derivative assets	2.6	11.6
Other	5.4	10.2
	$986.9	$513.9

Other assets, net consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Deferred costs	$87.4	$59.1
Intangible assets	57.8	83.8
Deferred tax assets	42.9	25.2
Supplemental executive retirement plan assets	41.8	37.7
Prepaid taxes on intercompany transfers of property	40.4	50.2
Warranty and other claim receivables	30.6	30.6
Unbilled receivables	26.9	51.9
Other	12.7	14.2
	$340.5	$352.7

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Personnel costs	$211.2	$242.0
Deferred revenue	195.5	169.8
Taxes	152.0	84.2
Accrued interest	34.5	68.0
Deferred gain on rig sales	26.6	—
Derivative liabilities	17.3	10.4
Advance payment received on sale of assets	—	33.0
Customer pre-payments	—	20.0
Other	16.8	31.3
	$653.9	$658.7

Other liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Deferred revenue	$331.4	$217.6
Unrecognized tax benefits (inclusive of interest and penalties)	139.6	148.0
Intangible liabilities	47.9	69.1
Supplemental executive retirement plan liabilities	44.1	40.5
Personnel costs	28.6	37.2
Other	37.9	33.3
	$629.5	$545.7

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Derivative Instruments	$14.5	$20.6
Other	1.8	(2.4)
	$16.3	$18.2

Consolidated Statement of Cash Flows Information

In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are currently contracted to Pemex. The sale proceeds of $211.8 million were subject to certain restrictions as of September 30, 2014 and therefore were not included in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014.

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

During the three-month period ended September 30, 2014, BP accounted for 14% of our consolidated revenues, 79% of which were attributable to our Floaters segment.  During the same period, Total accounted for 11% of our consolidated revenues, all of which were attributable to our Floaters segment.

During the nine-month period ended September 30, 2014, BP accounted for 15% of our consolidated revenues, 80% of which were attributable to our Floaters segment. During the same period, Total accounted for 12% of our consolidated revenues, all of which were attributable to our Floaters segment.

During the three-month period ended September 30, 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $451.1 million, or 36%, of our consolidated revenues, of which 79% were provided by our Floaters segment. Revenues provided by our drilling operations in Angola during the three-month period ended September 30, 2014 totaled $192.0 million, or 15%, of our consolidated revenues, all of which were provided by our Floaters segment.

During the nine-month period ended September 30, 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $1.3 billion, or 37%, of our consolidated revenues, of which 76% were provided by our Floaters segment.  Revenues provided by our drilling operations in Angola and Brazil during the nine-month period ended September 30, 2014 totaled $580.1 million and $361.5 million, or 16% and 10%, respectively, of our consolidated revenues, all of which were provided by our Floaters segment.

Note 15 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of September 30, 2014. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2014.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2013; the unaudited condensed consolidating statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013; the condensed consolidating balance sheets as of September 30, 2014 (unaudited) and December 31, 2013; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.3	$39.0	$—	$1,292.2	$(78.3)	$1,261.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	9.1	37.4	—	563.2	(78.3)	531.4
Depreciation	.1	1.8	—	139.0	—	140.9
General and administrative	10.2	.1	—	19.0	—	29.3
OPERATING (LOSS) INCOME	(11.1)	(0.3)	—	571.0	—	559.6
OTHER (EXPENSE) INCOME, NET	(15.0)	(23.1)	(13.1)	12.8	—	(38.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26.1)	(23.4)	(13.1)	583.8	—	521.2
INCOME TAX PROVISION	—	(2.1)	—	67.6	—	65.5
DISCONTINUED OPERATIONS, NET	—	—	—	(22.8)	—	(22.8)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	455.5	73.3	66.9	—	(595.7)	—
NET INCOME	429.4	52.0	53.8	493.4	(595.7)	432.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.5)	—	(3.5)
NET INCOME ATTRIBUTABLE TO ENSCO	$429.4	$52.0	$53.8	$489.9	$(595.7)	$429.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$5.5	$38.1	$—	$1,196.2	$(77.6)	$1,162.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.0	38.1	—	560.8	(77.6)	534.3
Depreciation	—	1.0	—	131.6	—	132.6
General and administrative	15.2	.1	—	22.1	—	37.4
OPERATING (LOSS) INCOME	(22.7)	(1.1)	—	481.7	—	457.9
OTHER (EXPENSE) INCOME, NET	(18.1)	5.9	15.5	(4.9)	—	(1.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(40.8)	4.8	15.5	476.8	—	456.3
INCOME TAX PROVISION	—	16.2	—	49.2	—	65.4
DISCONTINUED OPERATIONS, NET	—	—	—	(9.5)	—	(9.5)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	419.6	65.2	35.3	—	(520.1)	—
NET INCOME	378.8	53.8	50.8	418.1	(520.1)	381.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.6)	—	(2.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$378.8	$53.8	$50.8	$415.5	$(520.1)	$378.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$23.8	$116.8	$—	$3,691.1	$(237.6)	$3,594.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	24.4	115.2	—	1,758.0	(237.6)	1,660.0
Loss on impairment	—	—	—	991.5	—	991.5
Depreciation	.2	5.1	—	414.2	—	419.5
General and administrative	41.0	.3	—	62.3	—	103.6
OPERATING (LOSS) INCOME	(41.8)	(3.8)	—	465.1	—	419.5
OTHER (EXPENSE) INCOME, NET	(43.6)	(28.5)	(39.0)	12.8	—	(98.3)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(85.4)	(32.3)	(39.0)	477.9	—	321.2
INCOME TAX PROVISION	—	36.3	—	130.1	—	166.4
DISCONTINUED OPERATIONS, NET	—	—	—	(594.8)	—	(594.8)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(365.4)	(1,314.2)	(1,502.9)	—	3,182.5	—
NET LOSS	(450.8)	(1,382.8)	(1,541.9)	(247.0)	3,182.5	(440.0)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(10.8)	—	(10.8)
NET LOSS ATTRIBUTABLE TO ENSCO	$(450.8)	$(1,382.8)	$(1,541.9)	$(257.8)	$3,182.5	$(450.8)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2013 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$16.5	$114.4	$—	$3,434.8	$(232.9)	$3,332.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	38.2	114.4	—	1,621.6	(232.9)	1,541.3
Depreciation	.2	2.8	—	389.5	—	392.5
General and administrative	48.3	.4	—	62.9	—	111.6
OPERATING (LOSS) INCOME	(70.2)	(3.2)	—	1,360.8	—	1,287.4
OTHER EXPENSE, NET	(48.0)	(7.2)	(15.1)	(.9)	—	(71.2)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(118.2)	(10.4)	(15.1)	1,359.9	—	1,216.2
INCOME TAX PROVISION	—	76.9	—	87.8	—	164.7
DISCONTINUED OPERATIONS, NET	—	—	—	12.4	—	12.4
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,175.0	255.7	164.9	—	(1,595.6)	—
NET INCOME	1,056.8	168.4	149.8	1,284.5	(1,595.6)	1,063.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.1)	—	(7.1)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,056.8	$168.4	$149.8	$1,277.4	$(1,595.6)	$1,056.8

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$429.4	$52.0	$53.8	$493.4	$(595.7)	$432.9
OTHER COMPREHENSIVE(LOSS) INCOME, NET
Net change in fair value of derivatives	—	(12.7)	—	—	—	(12.7)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(1.4)	—	—	—	(1.4)
Other	—	—	—	3.7	—	3.7
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(14.1)	—	3.7	—	(10.4)

COMPREHENSIVE INCOME	429.4	37.9	53.8	497.1	(595.7)	422.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.5)	—	(3.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$429.4	$37.9	$53.8	$493.6	$(595.7)	$419.0

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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(450.8)	$(1,382.8)	$(1,541.9)	$(247.0)	$3,182.5	$(440.0)
OTHER COMPREHENSIVE(LOSS) INCOME, NET
Net change in fair value of derivatives	—	(2.8)	—	—	—	(2.8)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(3.3)	—	—	—	(3.3)
Other	—	—	—	4.2	—	4.2
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(6.1)	—	4.2	—	(1.9)

COMPREHENSIVE LOSS	(450.8)	(1,388.9)	(1,541.9)	(242.8)	3,182.5	(441.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(10.8)	—	(10.8)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(450.8)	$(1,388.9)	$(1,541.9)	$(253.6)	$3,182.5	$(452.7)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2013
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,056.8	$168.4	$149.8	$1,284.5	$(1,595.6)	$1,063.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(5.3)	—	—	—	(5.3)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.2	—	—	—	2.2
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(3.1)	—	.5	—	(2.6)

COMPREHENSIVE INCOME	1,056.8	165.3	149.8	1,285.0	(1,595.6)	1,061.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.1)	—	(7.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,056.8	$165.3	$149.8	$1,277.9	$(1,595.6)	$1,054.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$367.0	$—	$343.0	$463.7	$—	$1,173.7
Accounts receivable, net	—	—	—	869.8	—	869.8
Accounts receivable from affiliates	1,246.1	650.7	531.3	1,127.3	(3,555.4)	—
Other	3.9	51.4	—	931.6	—	986.9
Total current assets	1,617.0	702.1	874.3	3,392.4	(3,555.4)	3,030.4
PROPERTY AND EQUIPMENT, AT COST	2.1	62.4	—	15,921.2	—	15,985.7
Less accumulated depreciation	1.7	31.6	—	2,824.8	—	2,858.1
Property and equipment, net	.4	30.8	—	13,096.4	—	13,127.6
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	3,021.1	4,472.5	985.8	6,510.9	(14,990.3)	—
INVESTMENTS IN AFFILIATES	13,104.0	3,568.5	2,722.5	—	(19,395.0)	—
OTHER ASSETS, NET	18.0	49.1	—	273.4	—	340.5
	$17,760.5	$8,823.0	$4,582.6	$26,547.1	$(37,940.7)	$19,772.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11.1	$74.7	$23.4	$968.5	$—	$1,077.7
Accounts payable to affiliates	163.8	997.7	—	2,393.9	(3,555.4)	$—
Current maturities of long-term debt	—	—	—	53.8	—	$53.8
Total current liabilities	174.9	1,072.4	23.4	3,416.2	(3,555.4)	1,131.5
DUE TO AFFILIATES	2,013.3	3,068.1	1,489.0	8,419.9	(14,990.3)	—
LONG-TERM DEBT	3,723.3	149.2	1,982.0	49.4	—	5,903.9
DEFERRED INCOME TAXES	—	247.1	—	11.5	—	258.6
OTHER LIABILITIES	—	4.3	7.6	617.6	—	629.5
ENSCO SHAREHOLDERS' EQUITY	11,849.0	4,281.9	1,080.6	14,019.9	(19,395.0)	11,836.4
NONCONTROLLING INTERESTS	—	—	—	12.6	—	12.6
Total equity	11,849.0	4,281.9	1,080.6	14,032.5	(19,395.0)	11,849.0
	$17,760.5	$8,823.0	$4,582.6	$26,547.1	$(37,940.7)	$19,772.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2013 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46.5	$.5	$4.9	$113.7	$—	$165.6
Accounts receivable, net	—	—	—	855.7	—	855.7
Accounts receivable from affiliates	1,235.0	213.8	5.5	4,169.2	(5,623.5)	—
Other	3.2	61.3	—	449.4	—	513.9
Total current assets	1,284.7	275.6	10.4	5,588.0	(5,623.5)	1,535.2
PROPERTY AND EQUIPMENT, AT COST	2.1	34.3	—	17,462.1	—	17,498.5
Less accumulated depreciation	1.5	26.5	—	3,159.5	—	3,187.5
Property and equipment, net	.6	7.8	—	14,302.6	—	14,311.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,876.8	4,236.0	1,898.0	5,069.7	(16,080.5)	—
INVESTMENTS IN AFFILIATES	13,830.1	4,868.6	4,092.2	—	(22,790.9)	—
OTHER ASSETS, NET	8.8	60.1	—	283.8	—	352.7
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.5	$9.1	$34.2	$925.0	$—	$999.8
Accounts payable to affiliates	3,666.1	549.7	—	1,407.7	(5,623.5)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	3,697.6	558.8	34.2	2,380.2	(5,623.5)	1,047.3
DUE TO AFFILIATES	1,030.8	2,760.4	1,331.1	10,958.2	(16,080.5)	—
LONG-TERM DEBT	2,473.7	149.1	2,007.8	88.3	—	4,718.9
DEFERRED INCOME TAXES	—	358.3	—	3.8	—	362.1
OTHER LIABILITIES	—	2.3	8.7	534.7	—	545.7
ENSCO SHAREHOLDERS' EQUITY	12,798.9	5,619.2	2,618.8	14,545.6	(22,790.9)	12,791.6
NONCONTROLLING INTERESTS	—	—	—	7.3	—	7.3
Total equity	12,798.9	5,619.2	2,618.8	14,552.9	(22,790.9)	12,798.9
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(82.2)	$(91.7)	$(76.7)	$1,835.9	$—	$1,585.3
INVESTING ACTIVITIES
Additions to property and equipment	—	(28.1)	—	(1,218.9)	—	(1,247.0)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Purchases of short-term investments	—	—	—	(45.3)	—	(45.3)
Other	—	—	—	9.8	—	9.8
Net cash used in investing activities of continuing operations	—	(28.1)	—	(1,204.4)	—	(1,232.5)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,246.4	—	—	—	—	1,246.4
Cash dividends paid	(526.7)	—	—	—	—	(526.7)
Reduction of long-term borrowings	—	—	—	(30.9)	—	(30.9)
Debt financing costs	(11.3)	—	—	—	—	(11.3)
Proceeds from exercise of share options	2.4	—	—	—	—	2.4
Advances (to) from affiliates	(295.5)	119.3	414.8	(238.6)	—	—
Other	(12.6)	—	—	(7.4)	—	(20.0)
Net cash provided by (used in) financing activities	402.7	119.3	414.8	(276.9)	—	659.9
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(62.0)	—	(62.0)
Investing activities	—	—	—	57.4	—	57.4
Net cash used in discontinued operations	—	—	—	(4.6)	—	(4.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320.5	(.5)	338.1	350.0	—	1,008.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$367.0	$—	$343.0	$463.7	$—	$1,173.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2013 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(138.0)	$(114.3)	$(54.1)	$1,655.8	$—	$1,349.4
INVESTING ACTIVITIES
Additions to property and equipment				(1,273.6)	—	(1,273.6)
Maturities of short-term investments				50.0		50.0
Other		(3.8)		7.6	—	3.8
Net cash used in investing activities of continuing operations	—	(3.8)	—	(1,216.0)	—	(1,219.8)
FINANCING ACTIVITIES
Cash dividends paid	(350.2)			—	—	(350.2)
Reduction of long-term borrowings				(30.9)	—	(30.9)
Proceeds from exercise of share options	22.0			—	—	22.0
Advances from (to) affiliates	353.2	121.3	(18.8)	(455.7)	—	—
Other	(13.5)	(4.5)		(2.8)	—	(20.8)
Net cash provided by (used in) financing activities	11.5	116.8	(18.8)	(489.4)	—	(379.9)
DISCONTINUED OPERATIONS
Operating activities				83.2	—	83.2
Investing activities				6.4	—	6.4
Net cash provided by discontinued operations	—	—	—	89.6	—	89.6
Effect of exchange rate changes on cash and cash equivalents				(1.0)	—	(1.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126.5)	(1.3)	(72.9)	39.0	—	(161.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145.3	$.4	$12.1	$167.6	$—	$325.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Ensco owns the world's second largest offshore drilling rig fleet amongst competitive rigs. We operate one of the newest ultra-deepwater fleets in the industry, and our premium jackup fleet is the largest of any offshore drilling company. We currently own and operate an offshore drilling rig fleet of 71 rigs, including seven rigs under construction, spanning most of the strategic markets around the globe. Our fleet includes ten drillships, thirteen dynamically positioned semisubmersible rigs, six moored semisubmersible rigs and 42 jackup rigs.

The contracting environment remained very competitive during the third quarter, particularly in the Floaters segment, as a result of increasing rig supply combined with a reduction in capital spending by operators. We expect that day rates and utilization will remain under pressure, particularly for older, less capable floaters. Brent crude oil prices declined from $110 per barrel in July to near $90 per barrel at the end of the third quarter and continued to decline below $90 per barrel in October. It is uncertain how recent price declines will impact drilling programs as operators are currently preparing 2015 budgets. We believe current prices support planned projects, and that customers are assessing ways to more efficiently and economically manage their well programs rather than canceling these projects.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet where we identify long-term growth opportunities. In September, we sold four standard jackup rigs (ENSCO 83, ENSCO 89, ENSCO 93, and ENSCO 98). Additionally, five of our older, less capable floater rigs are currently being marketed for sale as part of our fleet high-grading strategy.

In response to customer demand for our differentiated rig technology and contract drilling services in the Middle East, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141) during the second quarter. These rigs are scheduled for delivery during the second quarter and third quarter of 2016, respectively. In July, we accepted delivery of ENSCO 122, an ultra-premium harsh environment rig that is expected to be placed into service later this year. Currently, we have seven rigs under construction, including three ultra-deepwater drillships, three premium jackup rigs and one ultra-premium harsh environment jackup rig. In addition to ENSCO 122, our next two deliveries, ENSCO DS-9 and ENSCO DS-8, are contracted.

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements.

During the third quarter, we completed a $1.25 billion debt offering and expanded the total commitments available under our revolving credit facility, increasing the total capacity from $2.0 billion to $2.25 billion. We believe our strong balance sheet, $10.9 billion of contract backlog, proceeds from the recent debt offering and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity.

BUSINESS ENVIRONMENT

Floaters

The global contracting environment remains highly competitive, particularly for older, less capable floaters. A reduction in capital spending by operators, as well as increasing supply from newbuild floaters, has negatively impacted utilization and day rates. Operators have taken advantage of these lower rates by contracting premium and high-specification rigs. Drilling contractors are currently challenged to contract older, less capable floaters, although retirements could alleviate some of this pressure. We anticipate that the floater environment will remain competitive; however, we expect additional contracting opportunities to be available in several regions, particularly for premium rigs.

Rig supply in the U.S. Gulf of Mexico is expected to increase during the remainder of 2014 and into 2015 as multiple newbuild rigs mobilize to the region. Although the majority of these rigs are contracted, utilization and day rates for existing floaters in the region may be negatively impacted, causing some of these rigs to mobilize to other regions. We expect tendering activity to remain relatively low in the near-term; though past exploration successes and new discoveries could lead to incremental opportunities over time. In Mexico, ongoing energy reform could create future opportunities in the region.

In Brazil, we expect that near-term contracting activity will largely be driven by Petrobras, including incremental opportunities related to pre-salt development in the region. We believe there will also be incremental demand going forward as customers come to the market for rigs to drill their new exploration acreage awarded in licensing rounds held during 2013.

Customer demand remains strong in West Africa with multiple open tenders for rigs with multi-year terms. Incremental opportunities are expected in Angola, Ghana and Nigeria, and several operators have exploration programs planned in East Africa and South Africa. Going forward, there could be downward pressure on contracting terms if drilling contractors elect to move additional rigs into the region.

Supply and demand in the North Sea market are balanced, though available supply from the Norwegian sector may put downward pressure on the UK market. We expect additional drilling opportunities in the Mediterranean market, particularly for rigs with higher technical specifications and strong operational track records. In Asia Pacific, we anticipate incremental requirements in Australia, Indonesia and Vietnam.

The worldwide supply of floaters continues to increase as a result of newbuild construction programs. Currently, there are approximately 85 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 40 are without contracts. We estimate that six rigs will be delivered before the end of 2014, half of which are uncontracted. Utilization and day rates will likely continue to be negatively impacted, particularly for less capable floaters.

Jackups

Demand for jackups remains stable, generally supporting current day rates and contract terms. However, newbuild deliveries have caused downward pressure on new contracting activity in certain regions. Utilization and day rates may come under additional pressure as more newbuild rigs enter the market; however, retirements of older jackups could partially offset new supply, as the majority of the global jackup fleet is more than 30 years old.
In the U.S. Gulf of Mexico, customer demand has declined. Recent contract terms have declined in duration, which has put pressure on day rates and utilization, particularly for less capable units. In Mexico, we believe there will be incremental demand as the national oil company of Mexico, Petróleos Mexicanos ("PEMEX"), continues to expand its rig fleet.

The Middle East market is expected to remain strong, and we believe there will be incremental demand from operators in the region as well as opportunities to extend existing contracts. In West Africa, there are currently open tenders for incremental rigs for multi-year terms, though recent contracting activity has resulted in some downward pressure on day rates.

Customer demand for jackups remains strong in the North Sea market, though supply and demand dynamics have caused downward pressure in Norway. Significant contracted backlog exists for the remainder of 2014, and operators are issuing tenders to secure rigs for work during 2015 and beyond.

Demand remains steady in the Asia Pacific market, though recent contracting activity indicates an increasingly competitive environment due to available rig supply. We expect further pressure on utilization and day rates as multiple uncontracted newbuild rigs are added to the rig supply in the region. Drilling contractors may seek opportunities to move rigs out of the region. We expect several tenders to be issued in the coming months for multi-year programs in Malaysia, Vietnam and Indonesia commencing during 2015, which could help absorb the incremental newbuilds added to the Asia Pacific fleet.

Worldwide jackup supply continues to increase as a result of ongoing construction programs. Currently, there are approximately 130 competitive newbuild jackup rigs reported to be under construction, approximately half of which are being built by companies that have not historically operated offshore drilling rigs. Twelve rigs are scheduled for delivery during the remainder of 2014, the majority of which are not contracted. While customer demand remains positive, utilization and day rates in certain regions may come under additional pressure in the near-term, depending upon the rate at which older jackups are retired.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,261.2	$1,162.2	$3,594.1	$3,332.8
Operating expenses
Contract drilling (exclusive of depreciation)	531.4	534.3	1,660.0	1,541.3
Loss on impairment	—	—	991.5	—
Depreciation	140.9	132.6	419.5	392.5
General and administrative	29.3	37.4	103.6	111.6
Operating income	559.6	457.9	419.5	1,287.4
Other expense, net	(38.4)	(1.6)	(98.3)	(71.2)
Provision for income taxes	65.5	65.4	166.4	164.7
Income from continuing operations	455.7	390.9	154.8	1,051.5
(Loss) income from discontinued operations, net	(22.8)	(9.5)	(594.8)	12.4
Net income (loss)	432.9	381.4	(440.0)	1,063.9
Net income attributable to noncontrolling interests	(3.5)	(2.6)	(10.8)	(7.1)
Net income (loss) attributable to Ensco	$429.4	$378.8	$(450.8)	$1,056.8

Revenues increased $99.0 million, or 9%, and contract drilling expense declined $2.9 million, or 1%, for the three-month period ended September 30, 2014 as compared to the prior year quarter. The increase in revenues was primarily due to the addition of newbuild rigs to both our Floaters and Jackups segments and an increase in average day rates, partially offset by a decline in utilization.

For the nine-month period ended September 30, 2014, revenues increased $261.3 million, or 8%, and contract drilling expense increased $118.7 million, or 8%, as compared to the prior year period. The increase in revenues was primarily due to the addition of newbuild rigs to both our Floaters and Jackups segments and an increase in average day rates, partially offset by a decline in utilization. The increase in contract drilling expense was due to the aforementioned additions to our fleet and higher personnel and repair and maintenance costs. Contract drilling expense for the nine-month period ended September 30, 2013 included a provision for doubtful accounts related to OGX receivables.

During the nine-month period ended September 30, 2014, we recorded a non-cash loss on impairment with respect to four older, less capable rigs in our Floaters segment totaling $991.5 million. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of September 30, 2014 and 2013:

	2014	2013
Floaters(1)	26	26
Jackups(2)(3)	38	43
Under construction(2)(4)	7	6
Total	71	75

(1)	The five floaters classified as "held for sale" as of September 30, 2014 are included in the table above.

(2)
During the fourth quarter of 2013 and third quarter of 2014, we accepted delivery of two ultra-premium harsh environment jackup rigs, ENSCO 121 and ENSCO 122, respectively. ENSCO 121 commenced drilling operations under a long-term contract during the second quarter of 2014. ENSCO 122 is committed under a long-term drilling contract expected to commence later this year.

(3)
We sold jackup rigs ENSCO 69 and Pride Wisconsin during the first quarter of 2014 and ENSCO 85 during the second quarter of 2014. During the third quarter of 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98.

(4)
During the fourth quarter of 2013, we entered into an agreement with Keppel FELS Limited ("KFELS") to construct an ultra-premium harsh environment jackup rig (ENSCO 123). This rig is scheduled for delivery during the second quarter of 2016 and is currently uncontracted. During the second quarter of 2014, we entered into an agreement with Lamprell plc to construct two premium jackup rigs, ENSCO 140 and ENSCO 141, which are scheduled for delivery during the second quarter and third quarter of 2016, respectively. Both of these rigs remain uncontracted.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rig Utilization(1)
Floaters	83%	81%	79%	84%
Jackups	91%	94%	89%	91%
Total	88%	90%	85%	89%
Average Day Rates(2)
Floaters	$451,768	$450,753	$465,179	$430,344
Jackups	136,588	125,257	134,095	121,276
Total	$236,736	$224,640	$238,842	$219,398

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

Three Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$745.3	$499.0	$16.9	$1,261.2	$—	$1,261.2
Operating expenses
Contract drilling (exclusive of depreciation)	309.7	210.2	11.5	531.4	—	531.4
Depreciation	91.4	47.6	—	139.0	1.9	140.9
General and administrative	—	—	—	—	29.3	29.3
Operating income (loss)	$344.2	$241.2	$5.4	$590.8	$(31.2)	$559.6

Three Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$696.7	$446.8	$18.7	$1,162.2	$—	$1,162.2
Operating expenses
Contract drilling (exclusive of depreciation)	315.4	203.8	15.1	534.3	—	534.3
Depreciation	91.5	39.5	—	131.0	1.6	132.6
General and administrative	—	—	—	—	37.4	37.4
Operating income (loss)	$289.8	$203.5	$3.6	$496.9	$(39.0)	$457.9

Nine Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,156.1	$1,388.0	$50.0	$3,594.1	$—	$3,594.1
Operating expenses
Contract drilling (exclusive of depreciation)	966.1	659.4	34.5	1,660.0	—	1,660.0
Loss on Impairment	991.5	—	—	991.5	—	991.5
Depreciation	281.0	132.6	—	413.6	5.9	419.5
General and administrative	—	—	—	—	103.6	103.6
Operating (loss) income	$(82.5)	$596.0	$15.5	$529.0	$(109.5)	$419.5

Nine Months Ended September 30, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,038.9	$1,234.7	$59.2	$3,332.8	$—	$3,332.8
Operating expenses
Contract drilling (exclusive of depreciation)	888.6	605.9	46.8	1,541.3	—	1,541.3
Depreciation	270.9	116.8	—	387.7	4.8	392.5
General and administrative	—	—	—	—	111.6	111.6
Operating income (loss)	$879.4	$512.0	$12.4	$1,403.8	$(116.4)	$1,287.4

Floaters

Floater revenues for the three-month period ended September 30, 2014 increased $48.6 million, or 7%, compared to the prior year quarter primarily due to ENSCO DS-7, which commenced its initial drilling contract during the fourth quarter of 2013.

Floater contract drilling expense for the three-month period ended September 30, 2014 declined $5.7 million, or 2%, compared to the prior year quarter due to lower windstorm insurance costs and lower costs on ENSCO 5006 which was in the shipyard for a capital enhancement project during 2014. These declines were partially offset by the addition of ENSCO DS-7. Contract drilling expense for the three-month period ended September 30, 2013 also included an $11.0 million provision for doubtful accounts related to OGX receivables.

Depreciation expense was comparable to the prior year quarter. The increase in depreciation due to the addition of ENSCO DS-7 to the fleet was offset by lower depreciation expense as a result of the impairments recorded during the second quarter of 2014.

Floater revenues for the nine-month period ended September 30, 2014 increased by $117.2 million, or 6%, as compared to the prior year period. The increase in revenues was primarily due to commencement of the ENSCO DS-7 drilling contract during the fourth quarter of 2013 and an increase in average day rates across our Floater fleet. These increases were partially offset by a decline in utilization attributable to certain rigs in our Floater fleet. ENSCO 5004 and ENSCO 5006 were in the shipyard for capital enhancement projects during 2014, and ENSCO 8503 incurred several months of uncontracted downtime primarily during the first quarter. Utilization in the prior year period was negatively impacted by downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs, as well as inspection related downtime on ENSCO DS-2.

Floater contract drilling expense for the nine-month period ended September 30, 2014 increased by $77.5 million, or 9%, as compared to the prior year period, primarily due to the aforementioned addition of DS-7 to our Floater fleet. To a lesser extent, higher personnel and repair and maintenance costs also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for the ENSCO 5006 and lower windstorm insurance costs. Contract drilling expense for the nine-month period ended September 30, 2013 also included the aforementioned provision for doubtful accounts related to OGX receivables.

We recognized a loss on impairment of $991.5 million during the nine-month period ended September 30, 2014 related to four older, less capable floaters due to the adverse change in the current and anticipated market for these assets. No impairments were recorded during the prior year period.

Depreciation expense increased by $10.1 million, or 4%, primarily due to the addition of DS-7 to our Floater fleet, partially offset by lower depreciation as a result of the impairments recorded during the second quarter of 2014.

Jackups

Jackup revenues for the three-month period ended September 30, 2014 increased by $52.2 million, or 12%, as compared to the prior year quarter primarily due to commencement of the ENSCO 120 and ENSCO 121 drilling contracts during the first quarter and second quarter of 2014, respectively, and an increase in average day rates across our Jackup fleet. These increases were partially offset by a decline in utilization for certain rigs in the Jackup fleet.
Jackup contract drilling expense for the three-month period ended September 30, 2014 increased $6.4 million, or 3%, as compared to the prior year quarter due to the aforementioned additions to our Jackup fleet. These increases were partially offset by the gain recognized on the sale of ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98. Depreciation expense increased by $8.1 million, or 21%, primarily due to the additions to our Jackup fleet.

Jackup revenues for the nine-month period ended September 30, 2014 increased by $153.3 million, or 12%, as compared to the prior year period. The increase in revenues was primarily due to an increase in average day rates across our Jackup fleet and commencement of the ENSCO 120 and ENSCO 121 drilling contracts. These increases were partially offset by a decline in utilization for certain rigs in the Jackup fleet.

Jackup contract drilling expense for the nine-month period ended September 30, 2014 increased $53.5 million, or 9%, as compared to the prior year period due to the aforementioned additions to our Jackup fleet and an increase in personnel and repair and maintenance costs. Depreciation expense increased by $15.8 million, or 14%, primarily due to the additions to our Jackup fleet.

Reconciling Items

General and administrative expenses declined $8.1 million, or 22%, and $8.0 million, or 7%, for the three-month and nine-month periods ended September 30, 2014, respectively, as compared to the prior year periods primarily due to lower incentive compensation and burden costs.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$3.1	$4.3	$10.2	$12.3
Interest expense, net:
Interest expense	(56.0)	(56.1)	(167.6)	(170.3)
Capitalized interest	18.0	15.9	58.6	46.7
	(38.0)	(40.2)	(109.0)	(123.6)
Other, net	(3.5)	34.3	.5	40.1
	$(38.4)	$(1.6)	$(98.3)	$(71.2)

Interest income for the three-month and nine-month periods ended September 30, 2014 declined as compared to the respective prior year periods primarily due to declining outstanding principal amounts for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts due from customers.

Interest expense was comparable over the same periods as the average outstanding principal balances associated with our long-term debt instruments remained consistent. The $1.25 billion debt offering was completed on September 29, 2014 and therefore did not have a significant impact on interest expense for the three-month and nine-month periods ended September 30, 2014. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2014 increased as compared to the prior year periods due to an increase in the average outstanding amount of capital invested in newbuild construction.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $2.5 million and $900,000 were included in other, net for the three-month and nine-month periods ended September 30, 2014, respectively. Net foreign currency exchange gains of $2.2 million and $7.0 million were included in other, net for the three-month and nine-month periods ended September 30, 2013, respectively. The $7.0 million net foreign currency exchange gain for the nine-month period ended September 30, 2013 was primarily attributable to devaluation of the Venezuelan Bolivar.

Net unrealized losses of $500,000 and net unrealized gains of $1.0 million from marketable securities held in our SERP were included in other, net in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014, respectively. Net unrealized gains of $2.0 million and $4.2 million from marketable securities held in our SERP were included in other, net in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2013, respectively. The fair value measurement of our marketable securities held in the SERP is discussed in Note 2 to our condensed consolidated financial statements.

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
Income tax expense for the three-month periods ended September 30, 2014 and 2013 was $65.5 million and $65.4 million, respectively. Income tax expense for the nine-month periods ended September 30, 2014 and 2013 was $166.4 million and 164.7 million, respectively.
Our consolidated effective income tax rate for the three-month period ended September 30, 2014 was 12.6% as compared to 14.3% in the prior year quarter. Excluding the impact of discrete income tax items, our consolidated effective income tax rate for the three-month periods ended September 30, 2014 and 2013 was 12.7% and 13.7%, respectively.
Excluding the impact of the $991.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the nine-month periods ended September 30, 2014 and 2013 was 11.6% and 12.6%, respectively. The decline in our effective tax rate for the three-month and nine-month periods is primarily attributable to an increase in the relative components of our earnings, excluding discrete items, generated in tax jurisdictions with lower tax rates.
Discontinued Operations

During the nine-month period ended September 30, 2014, management committed to a plan to sell five floaters. The ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and are being actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014, and classified as "held for sale" on our September 30, 2014 condensed consolidated balance sheet.

We recorded a non-cash loss on impairment totaling $508.8 million, net of tax benefits of $37.6 million, during the nine-month period ended September 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013.

Prior to the sale of ENSCO 7500, we will be required to pay the outstanding principal on the 6.36% MARAD bonds due 2015 collateralized by this rig. The outstanding principal balance on these bonds was $19.0 million as of September 30, 2014. We recently provided notification to the indenture trustee for the 6.36% MARAD bonds due 2015 that we intend to make an optional redemption of these bonds in December 2014. The outstanding principal balance was included in current maturities of long-term debt on our condensed consolidated balance sheet as of September 30, 2014.

During the nine-month period ended September 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014. We recognized a gain of $2.3 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. ENSCO 85 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013.

During the nine-month period ended September 30, 2014, we sold jackup rigs ENSCO 69 and Wisconsin for net proceeds of $32.2 million. These rigs were classified as held for sale as of December 31, 2013. The proceeds from the sale were received in December 2013 and included in net cash used in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2013, as updated. ENSCO 69 and Wisconsin operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014 and 2013. We recognized a gain of $17.9 million in connection with the disposal, which was also included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2013, we sold jackup rig Pride Pennsylvania for net proceeds of $15.5 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2013. We recognized a loss of $1.1 million in connection with the disposal, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2013. Pride Pennsylvania operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments.

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. Based on our balance sheet and contractual backlog of $10.9 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and cash equivalents, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

During the nine-month period ended September 30, 2014, our primary source of cash was $1.6 billion generated from operating activities of continuing operations and $1.2 billion in proceeds from our September debt issuance. Our primary use of cash for the same period was $1.2 billion for the construction, enhancement and other improvement of our drilling rigs and $526.7 million for dividend payments.

During the nine-month period ended September 30, 2013, our primary source of cash was $1.3 billion generated from operating activities of continuing operations and $50.0 million in proceeds from the maturity of short-term investments. Our primary use of cash for the same period was $1.3 billion for the construction, enhancement and other improvement of our drilling rigs and $350.2 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2014 and 2013 were as follows (in millions):

	2014	2013
Cash flow from operating activities of continuing operations	$1,585.3	$1,349.4
Capital expenditures
New rig construction	$574.5	$897.0
Rig enhancements	417.4	195.2
Minor upgrades and improvements	255.1	181.4
	$1,247.0	$1,273.6

Cash flow from operating activities of continuing operations increased $235.9 million, or 17%, for the nine-month period ended September 30, 2014 as compared to the prior year period. The increase primarily resulted from a $400.4 million increase in cash receipts from contract drilling services and a $23.6 million decline in cash payments for interest, partially offset by a $203.7 million increase in cash payments related to contract drilling expenses.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet where we identify long-term growth opportunities. In response to customer demand for our differentiated rig technology and contract drilling services in the Middle East, we entered into an agreement with Lamprell plc to construct two premium jackup rigs (ENSCO 140 and ENSCO 141) during the second quarter of 2014. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTorneau Super 116E jackup design and will incorporate Ensco's patented Canti-Leverage AdvantageSM technology. These rigs are scheduled for delivery during the second quarter and the third quarter of 2016, respectively.

During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.

We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 122 was delivered during the third quarter of 2014 and is committed under a long-term drilling contract expected to commence later this year. ENSCO 121 was delivered during the fourth quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 120 was delivered during the third quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the first quarter of 2014.

We currently have three ultra-deepwater drillships under construction (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). ENSCO DS-9 and ENSCO DS-8 are committed under long-term contracts and currently scheduled for delivery during the first quarter and second quarter of 2015, respectively. ENSCO DS-10 is currently uncontracted and scheduled for delivery during the third quarter of 2015.

A significant portion of our projected cash flow will continue to be invested in the expansion and enhancement of our fleet of drilling rigs. We also intend to continue paying quarterly dividends for the foreseeable future. However, our Board of Directors may change the timing and payment amount depending on several factors including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements. We believe our strong balance sheet, $10.9 billion of contract backlog, proceeds from the recent debt offering and borrowing capacity under our commercial paper program and revolving credit facility will provide flexibility to make additional investments in our fleet and sustain an adequate level of liquidity.

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2014 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2014	2015	2016	Total(2)
ENSCO DS-8	161.4	—	384.1	—	545.5
ENSCO DS-9	157.4	—	375.8	—	533.2
ENSCO DS-10	206.0	—	308.3	—	514.3
ENSCO 110	41.0	—	166.2	—	207.2
ENSCO 123	53.5	—	214.3	—	267.8
ENSCO 140	39.2	39.2	78.0	39.2	195.6
ENSCO 141	39.2	—	118.2	39.2	196.6
	$697.7	$39.2	$1,644.9	$78.4	$2,460.2

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2014.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, were $72.5 million as of September 30, 2014. We currently estimate these payments will be made during the next 12 months.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2014 to include approximately $750 million for newbuild construction, approximately $560 million for rig enhancement projects and approximately $340 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2014	December 31, 2013
Total debt	$5,957.7	$4,766.4
Total capital*	$17,794.1	$17,558.0
Total debt to total capital	33.5%	27.1%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

On September 29, 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024 at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 at a discount of $2.8 million in a public offering. Interest on the 2014 Notes is payable semiannually in April and October of each year commencing April 1, 2015.  The 2014 Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 and a Second Supplemental Indenture between us and the Trustee, dated September 29, 2014 (the “2014 Supplemental Indenture”). We expect to use the net proceeds from this offering for general corporate purposes, which may include payments with respect to our rigs under construction and other capital expenditures.

As of September 30, 2014, in addition to the 2014 Notes, we had outstanding $1.0 billion aggregate principal amount of unsecured 3.25% senior notes due 2016, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of September 30, 2014, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Revolving Credit

On September 30, 2014, we entered into an amendment to the Fourth Amended and Restated Credit Agreement (the "Five-Year Credit Facility"), among Ensco, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, and a syndicate of banks. This amendment extended the Five-Year Credit Facility maturity date from May 7, 2018 to September 30, 2019 and increased the total commitment of the lenders from $2.0 billion to $2.25 billion. As amended, the Five-Year Credit Facility provides for a $2.25 billion senior unsecured revolving credit facility to be used for general corporate purposes.

Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Five-Year Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment, which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio of less than or equal to 50%. We have the right, subject to lender consent, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Five-Year Credit Facility as of September 30, 2014 and December 31, 2013.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes. During the second quarter of 2014, we increased the size of our program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $2.0 billion at any time outstanding. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program are limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings may be used for capital expenditures and other general corporate purposes. The commercial paper bears interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of September 30, 2014 and December 31, 2013.

Other Financing

As of September 30, 2014, we had $103.3 million outstanding under our Maritime Administration bond issues, $19.0 million of which is due in December 2015. The remaining $84.3 million outstanding is due in 2016 and 2020. We make semiannual principal and interest payments on these bonds. The $19.0 million due in December 2015 is outstanding principal on the 6.36% MARAD bonds collateralized by ENSCO 7500. Prior to the sale of this rig, we will be required to pay the outstanding principal. We recently provided notification to the indenture trustee for the 6.36% MARAD bonds due 2015 that we intend to make an optional redemption of these bonds in December 2014. The outstanding principal balance was included in current maturities of long-term debt on our condensed consolidated balance sheet as of September 30, 2014.

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 13, 2012, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2015.

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Other Commitments

As of September 30, 2014, we were contingently liable in the aggregate amount of $246.5 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2014, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$1,173.7	$165.6
Restricted cash	211.8	—
Short-term investments	45.3	50.0
Working capital	1,898.9	487.9
Current ratio	2.7	1.5

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends or working capital requirements, from our cash and cash equivalents, restricted cash, short-term investments, operating cash flows, and, if necessary, funds borrowed under our commercial paper program or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Capital Reorganization

In June 2014, we completed a capital reorganization under UK law (the “Capital Reorganization”), which will provide the Company with greater flexibility going forward to return capital to shareholders in the form of dividends and share repurchases. The Capital Reorganization, which was authorized by our Board of Directors and approved by our shareholders at the Annual General Meeting in May 2014, was achieved through the issuance and subsequent cancellation of $3.0 billion of a newly-created class of shares (the “Capital Reorganization Shares”).
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
The Capital Reorganization did not involve any distribution or repayment of capital, nor did it have an impact on the underlying net assets of the Company. There was no net impact on our shareholders’ equity for any period as a result of the Capital Reorganization.

Effects of Climate Change and Climate Change Regulation

Greenhouse gas ("GHG") emissions have increasingly become the subject of international, national, regional, state and local attention. During 2009, the United States Environmental Protection Agency (the "EPA") officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These EPA findings allowed the agency to proceed with the adoption and implementation of regulations to restrict GHG emissions under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration ("PSD") construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. The EPA set the current regulatory GHG emissions thresholds in its "Tailoring Rule" and has indicated that it may revise this Rule's thresholds downward in a subsequent rule, which would likely subject additional stationary sources to GHG permitting requirements. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards to be established by the states or, in some cases, the EPA, on a case-by-case basis. The EPA has also adopted rules requiring annual monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore and offshore oil and natural gas production facilities.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2014, we had cash flow hedges outstanding to exchange an aggregate $391.2 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $211.2 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2014 would approximate $27.6 million. Approximately $18.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2013 included in our annual report on Form 10-K filed with the SEC on February 26, 2014, as updated on September 22, 2014. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements.

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

Impairment of Long-Lived Assets and Goodwill

During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by operators in addition to recently announced delays in operators’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates realized during the first quarter of 2014 and fourth quarter of 2013. More specifically, drilling contractors have been unable to contract older, less capable rigs as operators are now targeting premium, high-specification rigs at lower day rates. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. As a result, day rates and utilization will remain under pressure, especially for older, less capable floaters. In response to the adverse change in the current and anticipated floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and classified as "held for sale" on our September 30, 2014 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the nine-month period ended September 30, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. See "Note 9 - Discontinued Operations" for additional information on our "held for sale" rigs.

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

Based on the analysis performed as of May 31, 2014, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million. The impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  Management concluded that the aforementioned adverse change in the current and anticipated floater business climate, the commitment to a plan to sell five floaters and the impairment charge on the "held for sale" floaters triggered an interim impairment test to evaluate the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014.

Based on the valuation performed as of May 31, 2014, the Floaters reporting unit estimated fair value exceeded the carrying value (adjusted for the long-lived impairments noted above) by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.  We estimated the fair value of the Floaters reporting unit using a blended income and market approach.

The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values for our rigs. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the recent adverse change in the floater business environment. The day rates reflected contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term and were forecasted to grow in the longer-term and terminal period.

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

The estimated fair value of the Floaters reporting unit determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.

We evaluated the estimated fair value of our reporting units compared to our market capitalization as of May 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data.

Our stock price declined significantly during September and October 2014 reaching a twelve-month low of $35.96 on October 10th. Our stock price traded between $47.85 and $57.45 during the eight-month period ended August 2014. The average stock price for the three-month period ended September 30, 2014 was $49.01, including average stock prices of $52.79 and $48.78 in July and August, respectively.

A sustained decline in our stock price is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate that a potential goodwill impairment exists. We concluded that the decline in stock price observed in September and October did not represent a sustained decline and that no triggering events occurred during the third quarter requiring an interim goodwill impairment test as of September 30, 2014.

If our Floater operating performance or Floater anticipated business outlook deteriorates and/or our stock trades at current levels for a sustained period, our Floaters reporting unit estimated fair value could decline below its carrying value, resulting in a goodwill impairment.

Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	sustained declines in our stock price;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in actual contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental, regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates.

Adverse changes in one or more of these factors could reduce the estimated fair value of our Floaters reporting unit below its carrying value in future periods.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). The new guidance changes the criteria for reporting discontinued operations and enhances disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Update 2014-08 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2014 and early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 is expected to reduce the number of components reported as discontinued operations prospectively in our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“Update 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Update 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. We will adopt the accounting standard on January 1, 2016. We do not expect the adoption to have a material effect on our consolidated financial statements.

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

During the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the FCPA with the DOJ and SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. During 2012, the DOJ moved to (i) dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) terminate the unsupervised probation of Pride Forasol, S.A.S. The Court granted the motions.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the UK by approximately 125 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. While we believe the settlement will be approved by the Court, there can be no assurances as to the ultimate outcome.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 through 2014, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $250,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2014.

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

We received a notice of assessment from the Bureau of Safety and Environmental Enforcement ("BSEE") in June 2014 relating to an unintended disconnect on ENSCO 8500, pursuant to which BSEE assessed a fine in the amount of $330,000. The elements of the fine included a small discharge of pollutants into the Gulf of Mexico and other elements that are indirectly related as the reason the discharge occurred. We accrued a $330,000 liability for these fines as of June 30, 2014. Following an August meeting with BSEE representatives to discuss and review the penalty notice and underlying facts, BSEE reduced the civil penalty assessment from $330,000 to $70,000. The $330,000 accrued liability related to this matter was reduced to $70,000 and included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2014.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the three-month period ended September 30, 2014:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	3,405	$54.69	—	$2,000,000,000
August 1 - August 31	7,161	$50.49	—	$2,000,000,000
September 1 - September 30	9,635	$48.63	—	$2,000,000,000
Total	20,201	$50.31	—

(1)
During the three-month period ended September 30, 2014, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2014, no shares have been repurchased under the share repurchase program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
*4.1	Second Supplemental Indenture by and between Ensco plc and Deutsche Bank Trust Company Americas, as trustee.
*4.2	Form of Note for 4.50% Senior Notes due 2024 (included in Exhibit 4.1).
*4.3	Form of Note for 5.75% Senior Notes due 2044 (included in Exhibit 4.1).
10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of September 30, 2014 by an among Ensco plc, Pride International, Inc., the lenders party hereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2014, File No. 1-8097).

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

Ensco plc

Date:	October 30, 2014	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS J. MANKO
Douglas J. Manko Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*4.1	Second Supplemental Indenture by and between Ensco plc and Deutsche Bank Trust Company Americas, as trustee.
*4.2	Form of Note for 4.50% Senior Notes due 2024 (included in Exhibit 4.1).
*4.3	Form of Note for 5.75% Senior Notes due 2044 (included in Exhibit 4.1).
10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of September 30, 2014 by an among Ensco plc, Pride International, Inc., the lenders party hereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 1, 2014, File No. 1-8097).

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