Form 10-K
period 2014-12-31
Ensco plc
filed 2015-03-02
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J5BQ (Zip Code)

Registrant's telephone number, including area code: +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Ordinary Shares, U.S. $0.10 par value 4.50% Senior Notes due 2024 5.75% Senior Notes due 2044 3.25% Senior Notes due 2016 4.70% Senior Notes due 2021	Name of each exchange on which registered New York Stock Exchange

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
Yes ☐        No ☒

The aggregate market value of the Class A ordinary shares (based upon the closing price on the New York Stock Exchange on June 30, 2014 of $55.57) of Ensco plc held by non-affiliates of Ensco plc at that date was approximately $11,554,518,000.

As of February 24, 2015, there were 234,172,524 Class A ordinary shares of Ensco plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2015 General Meeting of Shareholders are incorporated by reference into Part III of this report.

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

•
governmental action, terrorism, piracy, military action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East, North Africa, West Africa or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or suspension and/or termination of contracts based on force majeure events;

•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our construction contracts with three shipyards, unexpected delays in equipment delivery, engineering, design or commissioning issues following delivery, or changes in the commencement, completion or service dates;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•
the outcome of litigation, legal proceedings, investigations or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties and any failure to execute definitive contracts following announcements of letters of intent;

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

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset and/or goodwill impairments.

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

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 70 rigs, including seven rigs currently under construction, with drilling operations in most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, five moored semisubmersible rigs and 42 jackup rigs. Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include the U.S. Gulf of Mexico, Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews and receive a fixed amount per day for each day we are performing drilling or related services. Our customers bear substantially all of the ancillary costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. We do not provide "turnkey" or other risk-based drilling services.
Acquisitions
We have grown our rig fleet through corporate acquisitions and new rig construction. A total of seven drillships, ten semisubmersible rigs and 25 jackup rigs in our current fleet were obtained through the acquisitions of Penrod Holding Corporation during 1993, Dual Drilling Company during 1996, Chiles Offshore Inc. during 2002 and Pride International, Inc. ("Pride") during 2011.  Through the acquisition of Pride, we added drillships to our asset base and increased our presence in Angola and Brazil.
Drilling Rig Construction and Delivery
We remain focused on our long-established strategy of high-grading our fleet. We will continue to invest in the expansion of our fleet where we believe strategic opportunities exist.  During the three-year period ended December 31, 2014, we invested $3.3 billion in the construction of new drilling rigs.
During the second quarter, we entered into an agreement with Lamprell Energy Limited to construct two premium jackup rigs. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTorneau Super 116E jackup design and will incorporate Ensco's patented Canti-Leverage AdvantageSM technology. These rigs are scheduled for delivery during the second quarter and the third quarter of 2016, respectively. Both of these rigs are currently uncontracted.
During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.
We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 122 was delivered during the third quarter of 2014 and commenced drilling operations under a long-term contract in the North Sea during the fourth quarter of 2014. ENSCO

121 was delivered during the fourth quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the second quarter. ENSCO 120 was delivered during the third quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the first quarter.
We currently have three ultra-deepwater drillships under construction (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). ENSCO DS-9 and ENSCO DS-8 are committed under long-term contracts and currently scheduled for delivery during the first quarter and second quarter of 2015, respectively. ENSCO DS-10 is currently uncontracted and scheduled to be delivered by the shipyard during the third quarter of 2015.
We expect that cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Based on our balance sheet and contractual backlog of $9.7 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and cash equivalents, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital, refinance existing debt or increase liquidity as necessary.
Divestitures
Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold eleven jackup rigs, two moored semisubmersible rigs and our last remaining barge rig during the three-year period ended December 31, 2014. We are currently marketing for sale an additional seven rigs, which were classified as "held for sale" in our financial statements as of December 31, 2014.
Redomestication
Our predecessor, ENSCO International Incorporated ("Ensco Delaware"), was formed as a Texas corporation during 1975 and reincorporated in Delaware during 1987.  During 2009, we completed a reorganization of the corporate structure of the group of companies controlled by Ensco Delaware, pursuant to which an indirect, wholly-owned subsidiary merged with Ensco Delaware, and Ensco plc became our publicly-held parent company incorporated under the Laws of England and Wales (the "redomestication").

The redomestication was accounted for as an internal reorganization of entities under common control and, therefore, Ensco Delaware's assets and liabilities were accounted for at their historical cost basis and not revalued in the transaction. We remain subject to the U.S. Securities and Exchange Commission ("SEC") reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002, as amended, and the applicable corporate governance rules of the New York Stock Exchange ("NYSE"). We continue to report our consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), but must also comply with reporting requirements under English law.

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

We currently own and operate an offshore drilling rig fleet of 70 rigs, including seven rigs under construction. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, five moored semisubmersible rigs and 42 jackup rigs.  Of our 70 rigs, 17 are currently located in North and South America (excluding Brazil), 17 are located in the Middle East and Africa (including two rigs under construction), 17 are located in the Asia Pacific rim (including five rigs under construction), 15 are located in Europe and the Mediterranean and four are located in Brazil.

Our drilling rigs drill and complete oil and natural gas wells. Demand for our drilling services is based upon many factors beyond our control. See “Item 1A. Risk Factors - The success of our business largely depends on the level of activities in the oil and gas industry, which can be significantly affected by volatile oil and natural gas prices.”

Our drilling contracts are the result of negotiations with our customers, and most contracts are awarded upon competitive bidding. The terms of our drilling contracts can vary significantly, but generally contain the following commercial terms:

•	contract duration extending over a specific period of time or a period necessary to drill one or more wells,

•	term extension options in favor of our customer, generally exercisable upon advance notice to us, at mutually agreed, indexed or fixed rates,

•
provisions permitting early termination of the contract (i) if the rig is lost or destroyed (ii) by the customer if operations are suspended for a specified period of time due to breakdown of major rig equipment, unsatisfactory performance, "force majeure" events beyond the control of either party or other specified conditions or (iii) at the convenience (without cause) of the customer (in certain cases obligating the customer to pay us an early termination fee),

•
payment of compensation to us (generally in U.S. dollars although some contracts require a portion of the compensation to be paid in local currency) on a "day work" basis such that we receive a fixed amount for each day ("day rate") that the drilling unit is operating under contract (lower rates or no payments ("zero rate") generally apply during periods of equipment breakdown and repair, during re-drilling lost or damaged portions of wells or suspension of operations due to unsatisfactory performance or in the event operations are suspended or interrupted by other specified conditions, some of which may be beyond our control),

•	payment by us of the operating expenses of the drilling unit, including crew labor and incidental rig supply costs, and

•
provisions in term contracts allowing us to recover certain labor and other operating cost increases, and certain cost increases due to changes in law, from our customers through day rate adjustment or direct reimbursement.

Financial information regarding our operating segments and geographic regions is presented in Note 13 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding our operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Backlog Information
Our contract drilling backlog reflects firm commitments, represented by signed drilling contracts, and was calculated by multiplying the contracted day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each of our annual reports on Form 10-K on March 2, 2015 and February 26, 2014, respectively.

The following table summarizes our contract backlog of business as of December 31, 2014 and 2013 (in millions):

	2014	2013

Floaters	$6,756.1	$7,903.2
Jackups	2,743.8	2,781.1
Other	190.0	59.2
Total	$9,689.9	$10,743.5

Our Floaters segment backlog declined by $1.1 billion, primarily due to revenues realized during 2014, partially offset by new contract additions in the U.S. Gulf of Mexico. Backlog for our Jackups segment declined by $37.3 million, primarily due to revenues realized during 2014 and certain contract terminations, partially offset by new contract additions in the Middle East and North Sea.

The following table summarizes our contract backlog of business as of December 31, 2014 and the periods in which such revenues are expected to be realized (in millions):

	2015	2016	2017	2018 and Beyond	Total
Floaters	$2,453.8	$2,030.5	$1,221.9	$1,049.9	$6,756.1
Jackups	1,274.3	738.5	466.6	264.4	2,743.8
Other	160.3	29.7	—	—	190.0
Total	$3,888.4	$2,798.7	$1,688.5	$1,314.3	$9,689.9

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

The recent decline in oil prices, the perceived risk of a further decline in oil prices, and the resulting downward pressure on utilization are causing some customers to consider early termination of select contracts despite having to pay onerous early termination fees in some cases. We are currently in discussions with some of our customers regarding these issues. Customers may request to re-negotiate the terms of existing contracts, or they may request early termination in some circumstances. Therefore, the amount of actual revenues earned and the actual periods during which revenues are earned will be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays, contract terminations or renegotiations and other factors. See "Item 1A. Risk Factors - Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse effect on our financial position, results of operations or cash flows” and “Item 1A. Risk Factors - We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.”

Drilling Contracts and Insurance Program

Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to damages from well control events. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks. Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2015.

Our insurance program provides coverage in accordance with the policies' terms and conditions, to the extent not otherwise paid by the customer under the indemnification provisions of the drilling contract, for liability for well control events, third-party claims arising from damages from well control events, named windstorms and other third-party claims relating to our operations, including wrongful death and other personal injury claims by our personnel as well as claims brought on behalf of individuals who are not our employees. Generally, our program provides liability coverage up to $740.0 million, with a per occurrence deductible of $10.0 million or less.

Well control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production. Our program provides coverage for third-party liability claims relating to pollution from a well control event up to $890.0 million per occurrence, with the first $150.0 million of such coverage also covering re-drilling of the well and well control costs. Our program provides coverage for liability resulting from pollution originating from our rigs up to $740.0 million per occurrence. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage. In addition, our insurance program covers only sudden and accidental pollution.

Our insurance program also provides coverage for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig, and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million. Due to the significant premium, high deductible and limited coverage, we decided not to purchase windstorm insurance for our jackup and floating rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for windstorm damage to our eight jackup and nine floating rigs in the U.S. Gulf of Mexico.

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

Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations under the contract when the source of the pollution originates from the well or reservoir, including clean-up and removal, third-party damages, and fines and penalties, including as a result of blow-outs or cratering of the well. In some drilling contracts, however, we may have liability for third-party damages (including punitive damages) resulting from such pollution or contamination caused by our gross negligence, or, in some cases, ordinary negligence, subject to negotiated caps on a per occurrence or per event basis and/or for the term of the contract or our indemnity may be limited or unenforceable under applicable law in cases of gross negligence or willful misconduct, and in some drilling contracts we assume liability for all fines and penalties.  As a result, we may not be indemnified by our customers for losses or damages caused by pollution or contamination, and we could be liable for such losses or damages (including punitive damages) under applicable law and for fines and penalties imposed by regulatory authorities, each of which could be substantial.  In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate.

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the date hereof and is general in nature. In addition, our drilling contracts are individually negotiated, and the degree of indemnification we receive from operators against the liabilities discussed above can vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated and the interpretation and enforcement of applicable law when the claim is adjudicated. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and such provisions may be unenforceable, void or limited by public policy considerations, primarily in situations where the cause of the underlying loss or damage is due to our gross negligence or willful misconduct, where punitive damages are assessed against us, or where any fines and/or penalties are imposed directly against us. In addition, under the laws of certain jurisdictions, the courts may enforce an indemnity obligation between the contracting parties with respect to claims by a third party where the underlying claim is the result of gross negligence, but will not enforce an indemnity and allow a party to be indemnified for its gross negligence for claims of the other contracting party that is deemed to be a release. The question may ultimately need to be decided by a court or other proceeding taking into consideration the specific contract language, the facts and applicable laws. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to our contracts.

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

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During 2014, our five largest customers accounted for 49% of consolidated revenues, and BP, our largest customer, accounted for 16% of consolidated revenues.
Competition
The offshore contract drilling industry is highly competitive. Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which contractor is awarded a contract, although quality of service, operational and safety performance, equipment suitability and availability, location of equipment, reputation and technical expertise also are factors.  We have numerous competitors in the offshore contract drilling industry with significant resources.

Governmental Regulation
Our operations are affected by political developments and by laws and regulations that relate directly to the oil and gas industry, including laws and regulations that have or may impose increased financial responsibility and oil spill abatement contingency plan capability requirements. Accordingly, we will be directly affected by the approval and adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental, safety or other policy reasons. It is also possible that these laws and regulations could adversely affect our operations in the future by significantly increasing our operating costs.  See "Item 1A. Risk Factors- Increasing regulatory complexity could adversely impact the costs associated with our offshore drilling operations."
Environmental Matters
Our operations are subject to laws and regulations controlling the discharge of materials into the environment, pollution, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Environmental laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of our operations, which may not be covered by contractual indemnification or insurance and could have a material adverse effect on our financial position, operating results and cash flows.  To date, such laws and regulations have not had a material adverse effect on our operating results, and we have not experienced an accident that has exposed us to material liability arising out of or relating to discharges of pollutants into the environment.  However, the legislative, judicial and regulatory response to any well incidents could substantially increase our customers' liabilities in respect of oil spills and also could increase our liabilities. In addition to potential increased liabilities, such legislative, judicial or regulatory action could impose increased financial, insurance or other requirements that may adversely impact the entire offshore drilling industry.

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

Events in recent years, including the Macondo well incident, have heightened governmental and environmental concerns about the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas.  We are adversely affected by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the conditions for lifting the moratorium/suspension in the U.S. Gulf of Mexico, the adoption of associated new safety requirements and policies regarding the approval of drilling permits, restrictions on development and production activities in the U.S. Gulf of Mexico that have and may further impact our operations. As a result of Macondo, BSEE, formerly BOEMRE, which was previously MMS, issued a drilling safety rule in 2012 that included requirements for the cementing of wells, well control barriers, blowout preventers, well-control fluids, well completions, workovers and de-commissioning operations. In addition, BSEE has issued regulations requiring operators to have safety and environmental management systems ("SEMS") prior to conducting operations. Although drilling contractors are not currently required to enter into bridging documents which provide how the drilling contractors will assist the operator in compliance with their SEMS obligations. In addition, in August 2012, BSEE issued Interim Policy Document stating that it would begin issuing Incidents of Non-Compliance ("INC's") to operators for serious violations of BSEE regulations. Although we have not yet incurred any material exposure from such regulations/decisions, the issuance of INC's could potentially make it easier for a successful assertion of third party claims against us. If new laws are enacted or other government actions are taken that restrict or prohibit offshore drilling in our principal areas of operation or impose environmental protection requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development or production of oil and natural gas, our financial position, operating results and cash flows could be materially adversely affected.  See "Item 1A. Risk Factors - Compliance with or breach of environmental laws can be costly and could limit our operations."
Non-U.S. Operations
Revenues from non-U.S. operations were 62%, 61% and 65% of our total consolidated revenues during 2014, 2013 and 2012, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment,

•	expropriation or nationalization of a customer's property or drilling rights,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.
See "Item 1A. Risk Factors - Our non-U.S. operations involve additional risks not associated with U.S. operations."
Executive Officers
Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our principal officers, including our executive officers:

Name	Age	Position
Carl G. Trowell	46	Chief Executive Officer and President
J. Mark Burns	58	Executive Vice President - Chief Operating Officer
James W. Swent III	64	Executive Vice President and Chief Financial Officer (principal financial officer)
P. Carey Lowe	56	Executive Vice President
Steven J. Brady	55	Senior Vice President - Eastern Hemisphere
John S. Knowlton	55	Senior Vice President - Technical
Gilles Luca	43	Senior Vice President - Western Hemisphere
David E. Hensel	48	Senior Vice President - Marketing
Brady K. Long	42	Vice President - General Counsel and Secretary
Robert W. Edwards, III	37	Controller (principal accounting officer)

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Carl G. Trowell joined Ensco in June 2014 as Chief Executive Officer and President and was appointed to Ensco’s Board of Directors. He succeeds Dan Rabun who retired in June 2014 after eight years as Chief Executive Officer. Prior to joining Ensco, Mr. Trowell served in various leadership positions at Schlumberger, including positions as President – Integrated Project Management (IPM), President – Schlumberger Production Management (SPM) and President – Schlumberger WesternGeco Ltd. Mr. Trowell began his professional career as a petroleum engineer with Shell before joining Schlumberger where he held a variety of international management positions. Mr. Trowell has a PhD in Earth Sciences from the University of Cambridge, a Bachelor of Science degree in Geology from Imperial College London and a MBA from The Open University.

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

Mr. Swent holds a Bachelor of Science Degree in Finance and a Master Degree in Business Administration from the University of California at Berkeley.

P. Carey Lowe joined Ensco in 2008 and was appointed to his current position of Executive Vice President in December 2014. Prior to his current position, Mr. Lowe served Ensco as Senior Vice President - Eastern Hemisphere and Senior Vice President with responsibilities including the Deepwater Business Unit, safety, health and environmental matters, capital projects, engineering and strategic planning.  Prior to joining Ensco, Mr. Lowe served as Vice President – Latin America for Occidental Oil & Gas. He also served as President & General Manager, Occidental Petroleum of Qatar Ltd. from 2001 to 2007. Mr. Lowe held various drilling-related management positions with Sedco Forex and Schlumberger Oilfield Services from 1980 to 2000, including Business Manager – Drilling, North and South America and General Manager – Oilfield Services, Saudi Arabia, Bahrain and Kuwait. Following Schlumberger, he was associated with a business-to-business e-procurement company until he joined Occidental during 2001. Mr. Lowe holds a Bachelor of Science Degree in Civil Engineering from Tulane University.

Steven J. Brady joined Ensco in 2002 and was appointed to his current position of Senior Vice President – Eastern Hemisphere in December 2014. Prior to his current position, Mr. Brady served as Senior Vice President - Western Hemisphere, Vice President – Europe and Mediterranean, General Manager – Middle East and Asia Pacific, and in other leadership positions in the Eastern Hemisphere. Prior to joining Ensco, Mr. Brady spent 18 years in various technical and managerial roles for ConocoPhillips in locations around the world. Mr. Brady holds a Bachelor of Science Degree in Petroleum Engineering from Mississippi State University.

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

Gilles Luca joined Ensco in 1997 and was appointed to his current position of Senior Vice President - Western Hemisphere in December 2014. Prior to his current position, Mr. Luca was Vice President - Business Development and Strategic Planning, Vice President - Brazil Business Unit and General Manager - Europe and Africa. Before joining Ensco as an Operations Engineer in The Netherlands, Mr. Luca was employed by Foramer Drilling and Schlumberger with assignments in France and Venezuela. He holds a Master Degree in Petroleum Engineering from the French Petroleum Institute and a Bachelor in Civil Engineering.

David E. Hensel joined Ensco in 2003 and was appointed to his current position as Senior Vice President - Marketing in January 2014. Prior to his current position, he served as Vice President – North and South America (excluding Brazil), General Manager - Administration and Marketing of the Deepwater Business Unit, General Manager - Europe and Africa Business Unit and Director - Marketing. Before joining the Company, Mr. Hensel served in various senior management positions with Helmerich & Payne International Drilling and Nabors Industries. Mr. Hensel holds a Master of Business Administration degree in Finance from Rice University and a Bachelor Degree in Materials and Logistic Management from Michigan State University.

Brady K. Long joined Ensco in 2011 as Vice President - General Counsel and Secretary in connection with the Pride acquisition. Prior to joining Ensco, Mr. Long served as Vice President – General Counsel and Secretary with Pride from 2009 to 2011. He joined Pride in 2005 as Assistant General Counsel and served as Chief Compliance Officer from 2006 to 2009. Mr. Long previously practiced corporate and securities law for BJ Services Company and with the law firm of Bracewell & Giuliani LLP. He holds a Bachelor of Arts Degree from Brigham Young University and a Juris Doctorate Degree from The University of Texas School of Law.

Robert W. Edwards, III joined Ensco in 2007 and was appointed to his current position of Controller in November 2012. Prior to his current position, he served as Director – Corporate Accounting, Director of Finance and

Administration – Deepwater Business Unit and Manager- Accounting Public Reporting. From 2001 to 2007, Mr. Edwards served in various capacities as an employee in the audit practice at Deloitte & Touche LLP. Mr. Edwards holds a Bachelor of Science Degree in Business Administration and a Master Degree in Accounting from Trinity University.
Employees
We employed approximately 8,500 personnel worldwide as of February 23, 2015.  The majority of our personnel work on rig crews and are compensated on an hourly basis.

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

Brent crude oil prices have fallen during the last five months, from $95 per barrel to $60 per barrel on February 23, 2015. Operators have announced significant declines in capital spending in their 2015 budgets, including the cancellation or deferral of existing programs. These declines in capital spending levels, coupled with additional newbuild supply, have put significant pressure on day rates and utilization. The success of our business largely depends on the level of activity in offshore oil and natural gas exploration, development and production. Oil and natural gas prices, and market expectations of potential changes in these prices, may continue to significantly affect the level of drilling activity. The decline, or the perceived risk of a further decline, in oil and/or natural gas prices could cause oil and gas companies to further reduce their overall level of activity or spending, in which case demand for our services may further decline and revenues may continue to be adversely affected through lower rig utilization and/or lower day rates.  Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•	oil and natural gas supply and demand,

•	expectations regarding future energy prices,

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing,

•	capital allocation decisions by our customers, including the relative economics of offshore development versus onshore prospects,

•	the level of production by non-OPEC countries,

•	U.S. and non-U.S. tax policy,

•
laws and government regulations that limit, restrict or prohibit exploration and development of oil and natural gas in various jurisdictions, or materially increase the cost of such exploration and development,

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

Deterioration of the global economy and/or a continued decline in oil and natural gas prices could cause our customers to reduce spending on exploration and development drilling. These conditions also could cause our customers and/or vendors to fail to fulfill their commitments and/or fund their future operations and obligations, which could have a material adverse effect on our business.

The success of our business largely depends on the level of activity in offshore oil and natural gas exploration and development drilling worldwide. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly impact the level of worldwide drilling activity.

A continued decline in oil and natural gas prices, whether caused by OPEC, economic conditions, international or national climate change and/or environmental regulations or other factors, could cause oil and gas companies to reduce their overall level of drilling activity and spending. Disruption in the capital markets could also cause oil and gas companies to reduce their overall level of drilling activity and spending. These conditions could cause our customers and vendors to fail to fulfill their commitments to us.

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

A further decline in oil and natural gas prices, together with a deterioration of the global economy, could substantially reduce demand for drilling rigs and result in a material adverse effect on our financial position, operating results or cash flows.

The offshore contract drilling industry historically has been highly competitive and cyclical, with periods of low demand and excess rig availability that could result in adverse effects on our business.

Our industry is highly competitive, and our contracts are traditionally awarded on a competitive bid basis. Pricing, safety records and competency are key factors in determining which qualified contractor is awarded a job. Rig availability, location and technical capabilities also can be significant factors in the determination. In addition, consolidations within the oil and gas industry have reduced the number of available customers, resulting in increased competition for projects. If we are not able to compete successfully, our revenues and profitability may be reduced.

Financial operating results in the offshore contract drilling industry historically have been very cyclical and are primarily related to the demand for drilling rigs and the available supply of drilling rigs.  Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond our control. Offshore exploration and development spending may fluctuate substantially from year-to-year and from region-to-region.

The supply of offshore drilling rigs has increased in recent years. There are 200 newbuild drillships, semisubmersibles and jackup rigs reported to be on order or under construction with delivery expected by the end of 2020.  Approximately 90 of these rigs are scheduled for delivery during 2015, representing an approximate 11% increase in the total worldwide fleet of offshore drilling rigs. There are no assurances that the market in general or a geographic region in particular will be able to fully absorb the supply of new rigs in future periods.

The increase in supply of offshore drilling rigs during 2014 and early 2015 resulted in an oversupply of offshore drilling rigs and a decline in utilization and/or day rates, a situation which, if it persists for the next few years, could be exacerbated by a prolonged decline in demand for drilling rigs. Lower utilization and/or day rates in one or more of the regions in which we operate could adversely affect our revenues and profitability.

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
Certain of our customers are subject to liquidity risk and such risk could lead them to seek to repudiate, cancel or renegotiate our drilling contracts for various reasons. Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. Our drilling contracts also provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is generally allocated so that we and our customers each assume liability for our respective personnel and property. Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination, including clean-up and removal, third-party damages, and fines and penalties arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to assume their responsibility, or honor their indemnity to us, for such losses. In addition, under the laws of certain jurisdictions, such indemnities are not enforceable if the cause of the damage was our gross negligence or willful misconduct. This could result in our having to assume liabilities not otherwise contemplated in our contracts due to customer balance sheet or liquidity issues.
We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.

Our drilling contracts often are subject to termination without cause upon notice by the customer. Although contracts may require the customer to pay an early termination payment in the event of a termination for convenience (without cause), such payment may not fully compensate for the loss of the contract, and some of our contracts permit termination by the customer without an early termination payment. In periods of rapid market downturn similar to the current environment, our customers may not be able to honor the terms of existing contracts (including contracts for new rigs under construction), may terminate contracts even where there may be onerous termination fees, or may seek to renegotiate contract day rates and terms in light of depressed market conditions.

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

If a customer cancels a contract or if we elect to terminate a contract due to the customer’s nonperformance and, in either case, we are unable to secure a new contract on a timely basis and on substantially similar terms, or if a contract is disputed or suspended for an extended period of time or renegotiated, it could materially and adversely affect our financial condition, results of operations and cash flows.

The loss of a significant customer could adversely affect us.

We provide our services to major international, government-owned and independent oil and gas companies.  During 2014, our five largest customers accounted for 49% of our consolidated revenues in the aggregate, with our largest customer representing 16% of our consolidated revenues.  Our financial position, operating results and cash flows may be materially adversely affected if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse effect on our financial position, results of operations or cash flows.

As of December 31, 2014, our contract backlog was approximately $9.7 billion. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we receive because of a number of factors, including rig downtime or suspension of operations. Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including:

•	breakdowns of equipment;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	surveys by government and maritime authorities;

•	periodic classification surveys;

•	severe weather, strong ocean currents or harsh operating conditions;

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	the early termination of contracts; and

•	force majeure events.
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

The recent decline in oil prices, the perceived risk of a further decline in oil prices, and the resulting downward pressure on utilization is causing some customers to consider early termination of select contracts despite having to pay onerous early termination fees in some cases. We are currently in discussions with some of our customers regarding these issues. Customers may request to re-negotiate the terms of existing contracts, or they may request early termination in some circumstances. Therefore, revenues recorded in future periods could differ materially from our current backlog. Our inability to realize the full amount of our contract backlog may have a material adverse effect on our financial position, results of operations or cash flows.

We may have difficulty obtaining or maintaining insurance in the future on terms we find acceptable and our insurance coverage may not protect us against all of the risks and hazards we face, including those specific to offshore operations.

Our operations are subject to hazards inherent in the offshore drilling industry, such as blow-outs, reservoir damage, loss of production, loss of well control, uncontrolled formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punchthroughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, which could lead to claims by third parties or customers, suspension of operations and contract terminations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations.  Additionally, a security breach of our information systems or other technological failure could lead to a material disruption of our operations, information systems, and/or loss of business information, which could result in an adverse impact to our business.  Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks.

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
If we are unable to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable, we may choose to forgo insurance coverage and retain the associated risk of loss or damage.

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

We decided not to purchase windstorm insurance for hull and machinery losses to our floaters arising from windstorm damage in the U.S. Gulf of Mexico upon renewal of our annual insurance policies effective May 31, 2014, due to the significant premium, high deductible and limited coverage for windstorm damage. We opted out of windstorm insurance for our jackups in the U.S. Gulf of Mexico during 2009 and have not since renewed that insurance. We believe it is no longer customary for drilling contractors with similar size and fleet composition to purchase windstorm insurance for rigs in the U.S. Gulf of Mexico, for the aforementioned reasons. Accordingly, we have retained the risk of loss or damage for our eight jackup rigs and our nine floaters arising from windstorm damage in the U.S. Gulf of Mexico.

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

Our annual insurance policies are up for renewal effective May 31, 2015, and any retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico tropical storms or hurricanes could have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of U.S. Gulf of Mexico tropical storms or hurricanes.

We may incur asset impairments as a result of future declines in demand for offshore drilling rigs.

During the year ended December 31, 2014, we recorded a pre-tax, non cash loss on impairment of long-lived assets of $2,463.1 million, of which $1,220.8 million was included in (loss) income from continuing operations and $1,242.3 million was included in (loss) income from discontinued operations, net in our consolidated statement of operations. See "Note 3 - Property and Equipment" to our consolidated financial statements for additional information on our property and equipment.  As of December 31, 2014, the carrying value of our property and equipment totaled $12.5 billion, which represented 78% of our total assets.

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. The offshore drilling industry historically has been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for significant periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of supply and demand imbalance, rigs are frequently contracted at or near cash break-even rates for extended periods of time until day rates increase when the supply/demand balance is restored. However, if the global economy were to deteriorate and/or the offshore drilling industry were to incur a significant prolonged downturn, additional impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

During the year ended December 31, 2014, we recorded a $3.0 billion non-cash loss on impairment of our Floaters reporting unit goodwill. See "Note 8 - Goodwill and Other Intangible Assets and Liabilities" to our consolidated financial statements for additional information on our goodwill. As of December 31, 2014, the carrying value of our goodwill totaled $276.1 million, which represented 2% of total assets.

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

If the global economy deteriorates and/or our expectations relative to future offshore drilling industry conditions decline, our expectations of future cash flows may decline and could ultimately result in additional goodwill impairment. Additionally, a significant decline in the market value of our shares could result in additional goodwill impairment.

Our non-U.S. operations involve additional risks not associated with U.S. operations.

Revenues from non-U.S. operations were 62%, 61% and 65% of our total revenues during 2014, 2013 and 2012, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

•	terrorist acts, war and civil disturbances,

•	expropriation, nationalization, deprivation or confiscation of our equipment,

•	expropriation or nationalization of a customer's property or drilling rights,

•	repudiation or nationalization of contracts,

•	assaults on property or personnel,

•	piracy, kidnapping and extortion demands,

•	significant governmental influence over many aspects of local economies,

•	unexpected changes in law and regulatory requirements, including changes in interpretation or enforcement of existing laws,

•	work stoppages, often due to strikes over which we have little or no control,

•	complications associated with repairing and replacing equipment in remote locations,

•	limitations on insurance coverage, such as war risk coverage, in certain areas,

•	imposition of trade barriers,

•	wage and price controls,

•	import-export quotas,

•	exchange restrictions,

•	currency fluctuations,

•	changes in monetary policies,

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate,

•	changes in the manner or rate of taxation,

•	limitations on our ability to recover amounts due,

•	increased risk of government and vendor/supplier corruption,

•	increased local content requirements,

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	changes in political conditions, and

•	other forms of government regulation and economic conditions that are beyond our control.
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

Our non-U.S. operations also face the risk of fluctuating currency values, which may impact our revenues, operating costs and capital expenditures. We currently conduct contract drilling operations in certain countries that have experienced substantial fluctuations in the value of their currency compared to the U.S. dollar. In addition, some of the countries in which we operate have occasionally enacted exchange controls. Generally, we have contractually mitigated these risks by invoicing and receiving payment in U.S. dollars (our functional currency) or freely convertible currency and, to the extent possible, by limiting our acceptance of foreign currency to amounts which approximate our expenditure requirements in such currencies. However, not all of our contracts contain these terms and there is no assurance that our contracts will contain such terms in the future.

A portion of the costs and expenditures incurred by our non-U.S. operations, including a portion of the construction payments for new rigs, are settled in local currencies, exposing us to risks associated with fluctuation in the value of these currencies relative to the U.S. dollar. We use foreign currency forward contracts to reduce this exposure in certain cases.. However, a relative weakening in the value of the U.S. dollar in relation to the local currencies in these countries may increase our costs and expenditures.

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

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by specific customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose express or de facto economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities.

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

Rig construction, upgrade and enhancement projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our operating results. The risks are concentrated because our three ultra-deepwater drillships currently under construction are at a single shipyard in South Korea and our four jackup rigs currently under construction are at two shipyards in Dubai and Singapore.

There are 200 new offshore drilling rigs reported to be on order or under construction with expected delivery dates through 2020.  As a result, shipyards and third-party equipment vendors are under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays and/or equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction work or other unexpected difficulties including equipment failures, design or engineering problems that could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

We currently have three ultra-deepwater drillships and four jackup rigs under construction. In addition, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. Some of these expenditures are unplanned.

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
Our risks are concentrated because our seven rigs currently under construction are at three shipyards.

Two of our seven rigs currently under construction, ENSCO DS-8 and ENSCO DS-9, have secured drilling contracts upon completion of construction and are scheduled to be delivered during the first half of 2015. ENSCO DS-10, ENSCO 110, ENSCO 123, ENSCO 140 and ENSCO 141 are scheduled to be delivered beginning in the first half of 2015 through the second half of 2016.  There is no assurance that we will secure drilling contracts for these rigs, or future rigs we construct, or that the drilling contracts we may be able to secure will be based upon rates and terms that will provide a reasonable rate of return on these investments. Our failure to secure contractual commitments for these rigs at rates and terms that result in a reasonable return upon completion of construction may result in a material adverse effect on our financial position, operating results and cash flows. With respect to our rigs under construction, we are subject to the risk of delays and other hazards that could impact the viability of the contracts and could have a material adverse effect on our financial position, operating results and cash flows.

Our drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.

We currently own and operate 16 rigs and manage four rigs contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.

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

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. The U.S. Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"), and one of its successor agencies, the Bureau of Safety and Environmental Enforcement ("BSEE"), have issued guidelines for jackup rig fitness requirements during hurricane seasons, which have been in effect through November 2014. As a result of these BOEMRE guidelines, jackup rigs in the U.S. Gulf of Mexico are required to operate with a higher air gap (the space between the water level and the bottom of the rig's hull) during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and gas companies operating in the U.S. Gulf of Mexico. BSEE may take other steps that could increase the cost of operations or reduce the area of operations. Implementation of BSEE guidelines and regulations may subject us to increased costs and limit the operational capabilities of our rigs.

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

Also as a result of the Macondo well incident, BOEMRE and BSEE have promulgated regulations regarding safety and environmental management systems ("SEMS"). In 2013, BSEE adopted a final rule modifying the SEMS requirements. Although the SEMS requirements are directed primarily at operators, they have an indirect impact on contractors, including requirements for personnel training, written safe work practices and written agreements with operators regarding the application of the operators' and contractors' safety and environmental policies at the worksite. In addition, BSEE has stated that it is considering requiring contractors to have their own SEMS programs and that it might address that possibility in future rulemaking. The current SEMS regulations and the possibility of additional SEMS rules for contractors could expose us to increased costs.

In 2012, BSEE also issued an interim policy document for use by BSEE inspectors in issuing incidents of noncompliance (“INCs”) to contractors conducting operations under BSEE jurisdiction on the Outer Continental Shelf of the U.S. Gulf of Mexico. The stated purpose of the policy is to provide for consistency in application of BSEE enforcement authority by establishing guidelines for issuance of INCs to contractors in addition to operators. The policy indicates that BSEE's enforcement actions will continue to focus primarily on lessees and operators, but makes it clear that BSEE will “in appropriate circumstances” also issue INCs to contractors for "serious violations" of BSEE regulations. Further, the industry has adopted new standards, including API Standard 53 relating to the maintenance, inspection and testing of well control equipment. The imposition of INCs on contractors exposes us to fines and penalties for violation of BSEE regulations and the new standards expose us to increased costs and loss of revenue.

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

We require skilled personnel to operate our drilling rigs and to provide technical services and support for our business. Competition for skilled and other labor has intensified as additional, more technically advanced, rigs are added to the worldwide fleet. There are 200 newbuild offshore drilling rigs reported to be on order or under construction with delivery expected by the end of 2020. These rigs will require more workers with specialized training and skills to operate. In periods of high utilization, it is more difficult and costly to recruit and retain qualified employees, especially in foreign countries that require a certain percentage of national employees. Competition for such personnel could increase our future operating expenses, with a resulting reduction in net income, or impact our ability to fully staff and operate our rigs. We may also incur additional costs to provide training for prospective employees for skilled positions on our newer rigs.

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

Our operations are subject to laws and regulations controlling the discharge of materials into the environment, pollution, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Environmental laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of our operations. To date, such laws and regulations have not had a material adverse effect on our operating results, and we have not experienced an accident that has exposed us to material liability arising out of or relating to discharges of pollutants into the environment.  However, the legislative, judicial and regulatory response to a well incident could substantially increase our and our customers' liabilities.  In addition to potential increased liabilities, such legislative, judicial or regulatory action could impose increased financial, insurance or other requirements that may adversely impact the entire offshore drilling industry.

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

Events in recent years, including the Macondo well incident, have heightened governmental and environmental concerns about the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas. We are adversely affected by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the adoption of associated new safety requirements and policies regarding the approval of drilling permits, restrictions on development and production activities in the U.S. Gulf of Mexico and associated rules, directives and regulations that have and may further impact our operations. If new laws are enacted or other government action is taken that restrict or prohibit offshore drilling in our principal areas of operation or impose environmental protection requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development or production of oil and natural gas, our financial position, operating results and cash flows could be materially adversely affected.

Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2014, we had $5.9 billion in total debt outstanding, representing approximately 42% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

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

To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing indebtedness, or if available, such additional indebtedness or equity financing may not be available on a timely basis, or on terms acceptable to us and within the limitations specified in our then existing debt instruments. In addition, in the event we decide to sell additional assets, we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

In addition, our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. A decrease in our credit ratings would increase our borrowing costs and adversely affect our ability to raise capital.  In addition, we may not be able to obtain favorable credit terms from our suppliers or they may require us to provide collateral, letters of credit, or other forms of security, which would increase our operating costs. As a result, a downgrade in our credit ratings, particularly below investment grade, could have a material adverse impact on our financial position, results of operations, and liquidity.

We have historically made substantial capital expenditures to maintain our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to expand our fleet, each of which could adversely affect our financial condition, result of operations and cash flows.

We have historically made substantial capital expenditures to maintain our fleet. These expenditures could increase as a result of changes in:

•	offshore drilling technology;

•	the cost of labor and materials;

•	customer requirements;

•	fleet size;

•	the cost of replacement parts for existing drilling rigs;

•	the geographic location of the drilling rigs;

•	length of drilling contracts;

•	governmental regulations and maritime self-regulatory organization and technical standards relating to safety, security or the environment; and

•	industry standards.
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

In general, our costs increase as the demand for contract drilling services and skilled labor increases. While many of our contracts include cost escalation provisions that allow changes to our day rate based on stipulated cost increases or decreases, the timing and amount earned from these day rate adjustments may differ from our actual increase in costs and certain contracts do not allow for such day rate adjustments. During times of reduced demand, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity a drilling rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required.

Our information technology systems are subject to cybersecurity risks and threats.

We depend on technologies, systems, and networks to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  The risks associated with cyber incidents and attacks to our information technology systems could include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer data; disruption of our customers' operations; and increased costs to prevent, respond to or mitigate cybersecurity events.  If we were to experience a cyber-attack or incident, it could adversely affect our financial position, results of operations and cash flows.

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
There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business.  In July 2014, the U.K. government enacted tax reforms to ensure that more of the profits generated by offshore drilling contractors in the U.K. are subject to U.K. taxation.  The reforms limit the amount of certain types of lease payments that can be deducted for U.K. tax purposes. In addition, the reforms prohibit taxable profits from operations on the U.K. Continental Shelf from being reduced by unrelated losses or expenses.  Other countries are evaluating legislative and regulatory reforms that would subject us to additional taxation or otherwise challenge our tax positions.  Further, our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken. Even if we are successful in maintaining our positions, we may incur significant expenses in defending our position and contesting claims or positions asserted by tax authorities. If we are unsuccessful in defending them, such audits could significantly impact our consolidated effective income tax rate in past or future periods.
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
Risks Related to Our Redomestication to the U.K.
There are risks associated with the issuance and trading of our Class A ordinary shares that were not associated with our American Depositary Shares ("ADS").

In connection with the May 2012 termination of our ADS facility and the conversion of our outstanding ADSs into Class A ordinary shares, we entered into arrangements with The Depository Trust Company ("DTC") whereby DTC has accepted such shares for deposit, book entry and clearing services. The facilities of DTC are widely-used for rapid electronic transfers of securities between participants within the DTC system, which include numerous major international financial institutions and brokerage firms.

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

Because our parent company is now a public limited company incorporated under the Laws of England and Wales, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would have been the case for U.S. judgments obtained against us prior to the redomestication. In addition, it may be more difficult (or impossible) to bring some types of claims against us in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.

We have less flexibility as a U.K. public limited company with respect to certain aspects of capital management than U.S. corporations due to increased shareholder approval requirements.

Directors of Delaware and other U.S. corporations may issue, without further shareholder approval, shares of common stock authorized in their certificates of incorporation that were not already issued or reserved.  The business corporation laws of Delaware and other U.S. states also provide substantial flexibility in establishing the terms of preferred stock. However, English law provides that a board of directors may only allot shares with the prior authorization of an ordinary resolution of the shareholders, which authorization must state the maximum amount of shares that may be allotted under it and specify the date on which it will expire, which must not be more than five years from the date on which the shareholder resolution is passed. An ordinary resolution was passed by shareholders at our last annual meeting in 2014 to authorize the allotment of additional shares for a one-year term. As this authority will expire in May 2015, an ordinary resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to allot shares for an additional one-year term.

English law also generally provides shareholders pre-emption rights over new shares that are issued for cash. However, it is possible, where the board of directors is generally authorized to allot shares, to exclude pre-emption rights by a special resolution of the shareholders or by a provision in the articles of association. Such exclusion of pre-emption rights will cease to have effect when the general allotment authority to which it relates is revoked or expires. If the general allotment authority is renewed, the authority excluding pre-emption rights may also be renewed by a special resolution of the shareholders. A special resolution was passed, in conjunction with an allotment authority at our last annual shareholder meeting in 2014, to exclude pre-emption rights for a one-year term. As this authority will expire in May 2015, a special resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to exclude pre-emption rights for an additional one-year term.

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

We may be unable to remit the profits of our subsidiaries in a timely or tax efficient manner. If at any time we do not have sufficient distributable reserves to declare and pay quarterly dividends, we may undertake a reduction in the capital of the Company, in addition to the reduction in capital taken in 2014, to reduce the amount of our share capital and non-distributable reserves and to create a corresponding increase in our distributable reserves out of which future distributions to shareholders can be made. To comply with English law, a reduction of capital would be subject to (a) approval of shareholders at the annual shareholder meeting by special resolution; (b) confirmation by an order of the English Courts and (c) the Court order being delivered to and registered by the Registrar of Companies in England. If we were to pursue a reduction of capital of the Company as a course of action, and failed to obtain the necessary approvals from shareholders and the English Courts, we may undertake other efforts to allow the Company to declare dividends and return funds to shareholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet by reportable segment as of March 2, 2015:

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Customer
Floaters
ENSCO DS-1	Drillship	1999/2012	Dynamically Positioned	6,000'/30,000'	Angola	TOTAL
ENSCO DS-2	Drillship	1999	Dynamically Positioned	6,000'/30,000'	Spain	Stacking preparations
ENSCO DS-3	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	BP
ENSCO DS-4	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	BP
ENSCO DS-5	Drillship	2011	Dynamically Positioned	10,000'/40,000'	Gulf of Mexico	Petrobras/Murphy
ENSCO DS-6	Drillship	2012	Dynamically Positioned	10,000'/40,000'	Angola	BP
ENSCO DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Angola	TOTAL
ENSCO DS-8	Drillship(1)	2015	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO DS-9	Drillship(1)	2015	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO DS-10	Drillship(2)	2015	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(3)
ENSCO 5001	Semisubmersible	1977/1999/2009	Sonat	5,000'/25,000'	Malaysia	Cold stacked
ENSCO 5002	Semisubmersible	1975/2001	Aker H-3	1,000'/25,000'	Singapore	Cold stacked
ENSCO 5004	Semisubmersible	1982/2001/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Mediterranean	Mellitah
ENSCO 5005	Semisubmersible	1982/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Myanmar	PTTEP
ENSCO 5006	Semisubmersible	1999/2014	Bingo 8000	6,200'/25,000'	Australia	Inpex
ENSCO 6000	Semisubmersible	1987/1996	Dynamically Positioned	3,400'/12,000'	Spain	Cold stacked
ENSCO 6001	Semisubmersible	2000/2010/2014	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6002	Semisubmersible	2001/2009	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6003	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 6004	Semisubmersible	2004	Megathyst	5,700'/25,000'	Brazil	Petrobras
ENSCO 7500	Semisubmersible	2000	Dynamically Positioned	8,000'/30,000'	Spain	Cold stacked
ENSCO 8500	Semisubmersible	2008	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko/Eni
ENSCO 8501	Semisubmersible	2009	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Not contracted
ENSCO 8502	Semisubmersible	2010/2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Talos
ENSCO 8503	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	LLOG
ENSCO 8504	Semisubmersible	2011	Dynamically Positioned	8,500'/35,000'	Malaysia	Shell
ENSCO 8505	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Deep Gulf Energy
ENSCO 8506	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Anadarko

Jackups
ENSCO 52	Jackup	1983/1997/2013	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Murphy
ENSCO 53	Jackup	1982/2009	F&G L-780 MOD II-C	300'/25,000'	UAE	NDC
ENSCO 54	Jackup	1982/1997/2014	F&G L-780 MOD II-C	300'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 56	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	Indonesia	Pertamina
ENSCO 58	Jackup	1981/2002	F&G L-780 MOD II	250'/30,000'	Saudi Arabia	Stacking preparations
ENSCO 67	Jackup	1976/2005	MLT 84-CE	400'/30,000'	Indonesia	Pertamina
ENSCO 68	Jackup	1976/2004	MLT 84-CE	400'/30,000'	Gulf of Mexico	Chevron
ENSCO 70	Jackup	1981/1996/2014	Hitachi K1032N	250'/30,000	United Kingdom	Not contracted
ENSCO 71	Jackup	1982/1995/2012	Hitachi K1032N	225'/25,000'	Denmark	Maersk
ENSCO 72	Jackup	1981/1996	Hitachi K1025N	225'/25,000'	Denmark	Maersk

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Current Location	Current Customer
Jackups
ENSCO 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Talos
ENSCO 76	Jackup	2000	MLT Super 116-C	400'/30,000'	Saudi Arabia	Saudi Aramco
ENSCO 80	Jackup	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	GDF
ENSCO 81	Jackup	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Stacking preparations
ENSCO 82	Jackup	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Stacking preparations
ENSCO 84	Jackup	1981/2005/2012	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 86	Jackup	1981/2006	MLT 82-SD-C	250'/30,000'	Gulf of Mexico	Century
ENSCO 87	Jackup	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Fieldwood
ENSCO 88	Jackup	1982/2004/2014	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 90	Jackup	1982/2002	MLT 82-SD-C	250'/25,000'	Gulf of Mexico	Cold stacked
ENSCO 91	Jackup	1980/2001/2012	Hitachi Zosen	270'/20,000'	Saudi Arabia	Saudi Aramco
ENSCO 92	Jackup	1982/1996	MLT 116-C	225'/25,000'	United Kingdom	ConocoPhillips
ENSCO 94	Jackup	1981/2001/2013	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 96	Jackup	1982/1997/2012	Hitachi 250-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 97	Jackup	1980/1997/2012	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Saudi Aramco
ENSCO 99	Jackup	1985/2005	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	Stacking preparations
ENSCO 100	Jackup	1987/2009	MLT 150-88-C	350'/30,000	United Kingdom	Ithaca
ENSCO 101	Jackup	2000	KELFS MOD V-A	400'/30,000'	United Kingdom	Shipyard/BP
ENSCO 102	Jackup	2002	KELFS MOD V-A	400'/30,000'	United Kingdom	ConocoPhillips
ENSCO 104	Jackup	2002	KELFS MOD V-B	350'/30,000'	Myanmar	PVEP
ENSCO 105	Jackup	2002	KELFS MOD V-B	400'/30,000'	China	Shell
ENSCO 106	Jackup	2005	KELFS MOD V-B	400'/30,000'	Malaysia	CPOC
ENSCO 107	Jackup	2006	KELFS MOD V-B	400'/30,000'	New Zealand	OMV
ENSCO 108	Jackup	2007	KELFS MOD V-B	400'/30,000'	Thailand	PTTEP
ENSCO 109	Jackup	2008	KELFS MOD V-Super B	350'/35,000'	Angola	Chevron
ENSCO 110	Jackup(2)	2015	KELFS MOD V-B	400'/30,000'	Singapore	Under construction(3)
ENSCO 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Nexen
ENSCO 121	Jackup	2013	KFELS Super A	400'/40,000'	Netherlands	Wintershall
ENSCO 122	Jackup	2014	KFELS Super A	400'/40,000'	United Kingdom	NAM
ENSCO 123	Jackup(2)	2016	KFELS Super A	400'/40,000'	Singapore	Under construction(3)
ENSCO 140	Jackup(2)	2016	Cameron Letourneau Super 116E	400'/30,000'	Dubai	Under construction(3)
ENSCO 141	Jackup(2)	2016	Cameron Letourneau Super 116E	400'/30,000'	Dubai	Under construction(3)

(1)
ENSCO DS-9 is currently scheduled for delivery during the first quarter of 2015 and is committed under a long-term contract in the U.S. Gulf of Mexico. ENSCO DS-8 is currently scheduled for delivery during the second quarter of 2015 and is committed under a long-term contract in Angola.

(2)
We currently are marketing ENSCO DS-10, ENSCO 110, ENSCO 123, ENSCO 140 and ENSCO 141. For additional information on our rigs under construction, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)	Rig currently is under construction. The "year built" provided is based on the current construction schedule.

The equipment on our drilling rigs includes engines, drawworks, derricks, pumps to circulate drilling fluid, well control systems, drill string and related equipment. The engines power a top-drive mechanism that turns the drill string and drill bit so that the hole is drilled by grinding subsurface materials, which are then returned to the rig by the drilling fluid. The intended water depth, well depth and geological conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling project.

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

Semisubmersible rigs are mobile offshore drilling units with pontoons and columns that are partially submerged at the drilling location to provide added stability during drilling operations. Semisubmersible rigs are held in a fixed location over the ocean floor either by being anchored to the sea bottom with mooring chains (moored semisubmersible rig) or dynamically positioned by computer-controlled propellers or "thrusters" (dynamically positioned semisubmersible rig) similar to that used by our drillships.  Moored semisubmersible rigs are most commonly used for drilling in water depths of 4,499 feet or less.  However, ENSCO 5006, which is a moored semisubmersible rig, is capable of deepwater drilling in water depths greater than 5,000 feet.  Dynamically positioned semisubmersible rigs generally are outfitted for drilling in deeper water depths and are well-suited for deepwater development and exploratory well drilling.

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

Over the life of a typical rig, many of the major systems are replaced due to normal wear and tear or technological advancements in drilling equipment. We believe all our rigs are in good condition. As of March 2, 2015, we owned all rigs in our fleet. We also manage the drilling operations for six rigs owned by third-parties.

We lease our executive offices in London, England in addition to office space in Houston, Texas, Angola, Australia, Denmark, Dubai, Indonesia, Korea, Malaysia, Mexico, Saudi Arabia, Scotland, Singapore, Switzerland and several additional international locations. We own offices and other facilities in Louisiana and Brazil.

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

During 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents and final documentation for the individual plaintiffs are being processed.
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

In addition to the pending cases in Illinois, Mississippi, Texas, Louisiana and the UK, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2014, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $250,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $250,000 liability related to these matters was included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2014.

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

We received a notice of assessment from the Bureau of Safety and Environmental Enforcement ("BSEE") in June 2014 relating to an unintended disconnect on ENSCO 8500, pursuant to which BSEE assessed a fine in the amount of $330,000. Following an August 2014 meeting with BSEE representatives to discuss and review the penalty notice and underlying facts, BSEE reduced the civil penalty assessment from $330,000 to $70,000. The $70,000 was paid and included in contract drilling expense in our consolidated statement of operations for the year ended December 31, 2014.

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
Market Information
The following table provides the high and low sales price of our Class A ordinary share, par value U.S. $0.10 per share, for each period indicated during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014 High	$57.45	$55.89	$55.74	$41.99	$57.45
2014 Low	$47.85	$48.53	$40.91	$25.88	$25.88

2013 High	$65.82	$64.14	$61.96	$62.25	$65.82
2013 Low	$56.78	$51.01	$53.64	$53.49	$51.01

Our Class A ordinary shares are traded on the NYSE under the ticker symbol "ESV." Many of our shareholders hold shares electronically, all of which are owned by a nominee of The Depository Trust Company. We had 75 shareholders of record on February 1, 2015.

Dividends

The following table provides the quarterly cash dividend per share declared and paid during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014	$.75	$.75	$.75	$.75	$3.00
2013	$.50	$.50	$.50	$.75	$2.25

To improve capital management flexibility in light of market conditions, our Board of Directors declared a $0.15 quarterly cash dividend per Class A ordinary share for the first quarter of 2015, a $0.60 reduction from the prior level. Dividend payments are subject to approval by our Board of Directors and could change in future periods. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, reinvestment opportunities and capital requirements.

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

The rate of U.K. income tax payable with respect to dividends received by higher rate taxpayers in the tax year 2014/2015 is 32.5%. Individuals whose total income subject to income tax exceeds £150,000 will be subject to income tax in respect of dividends in excess of that amount at the rate of 37.5% in the tax year 2014/2015. An individual's dividend income is treated as the top slice of his or her total income subject to income tax.  Individual shareholders who are resident in the U.K. will be entitled to a tax credit equal to one-ninth of the amount of the dividend received from us, which will be taken into account in computing the gross amount of the dividend subject to income tax. The tax credit will be credited against the relevant shareholder's liability (if any) to income tax on the gross amount of the dividend. An individual shareholder who is not subject to U.K. income tax on dividends received from us will not be entitled to claim payment of the tax credit in respect of such dividends. The right to a tax credit for an individual shareholder who is not resident in the U.K. will depend on his or her individual circumstances.

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

The main rate of corporation tax payable with respect to dividends received from us in the financial year 2015 is 20%. If dividends paid by us fall within any of the exemptions from U.K. corporation tax set out in Part 9A of the U.K. Corporation Tax Act 2009, the receipt of the dividend by a corporate shareholder generally will be exempt from U.K. corporation tax. Generally, the conditions for one or more of those exemptions from U.K. corporation tax on dividends paid by us should be satisfied, although the conditions that must be satisfied in any particular case will depend on the individual circumstances of the relevant corporate shareholder.

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

An individual shareholder who is not resident in the U.K. will not be subject to CGT on capital gains arising on the disposal of their shares, unless that shareholder carries on a trade, profession or vocation in the U.K. through a branch or agency in the U.K. and the shares were acquired, used in or for the purposes of the branch or agency or used in or for the purposes of the trade, profession or vocation carried on by the shareholder through the branch or agency. In these circumstances, the relevant non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to CGT on chargeable gains arising from a disposal of his or her shares. The rate of CGT in the tax year 2014/2015 is 18% for basic rate taxpayers and 28% for higher and additional rate taxpayers.

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

The financial year for U.K. corporation tax purposes runs from April 1 to March 31. The main rate of U.K. corporation tax on chargeable gains is 21% in the financial year 2014 and 20% in the financial year 2015. Corporate shareholders will be entitled to an indexation allowance in computing the amount of a chargeable gain accruing on a disposal of the shares, which will provide relief for the effects of inflation by reference to movements in the U.K. retail price index.

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

Issuer Purchases of Equity Securities

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	9,964	$40.74	—	$2,000,000,000
November 1 - November 30	4,826	$40.44	—	$2,000,000,000
December 1 - December 31	3,519	$33.49	—	$2,000,000,000
Total	18,309	$39.27	—

(1)
During the quarter ended December 31, 2014, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Performance Chart

The chart below presents a comparison of the five-year cumulative total return, assuming $100 invested on December 31, 2009 for Ensco plc, the Standard & Poor's 500 Stock Price Index, the Dow Jones U.S. Oil Equipment & Services Index and a self-determined peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. Since Ensco operates exclusively as an offshore drilling service company, a self-determined peer group composed exclusively of major offshore drilling service companies has been included as a comparison.*

	12/09	12/10	12/11	12/12	12/13	12/14

Ensco plc	100.00	137.12	123.73	160.74	161.14	90.33
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Oil Equipment & Services	100.00	127.34	111.51	111.88	143.66	118.91
Peer Group	100.00	95.68	78.05	93.87	104.04	47.69
____________________________________
* Our self-determined peer group is weighted according to market capitalization and consists of the following companies: Atwood Oceanics Inc., Diamond Offshore Drilling Inc., Noble Corporation, Rowan Companies plc, SeaDrill Ltd. and Transocean Ltd.

Item 6.  Selected Financial Data

The financial data below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010
	(in millions, except per share amounts)
Consolidated Statement of Operations Data
Revenues	$4,564.5	$4,323.4	$3,638.8	$2,443.2	$1,384.7
Operating expenses
Contract drilling (exclusive of depreciation)	2,076.9	1,947.1	1,642.8	1,218.3	632.6
Loss on impairment	4,218.7	—	—	—	—
Depreciation	537.9	496.2	443.8	334.9	189.5
General and administrative	131.9	146.8	148.9	158.6	86.1
Operating (loss) income	(2,400.9)	1,733.3	1,403.3	731.4	476.5
Other (expense) income, net	(147.9)	(100.1)	(98.6)	(57.9)	18.2
Provision for income taxes	140.5	203.1	228.6	105.6	93.9
(Loss) income from continuing operations	(2,689.3)	1,430.1	1,076.1	567.9	400.8
(Loss) income from discontinued operations, net(2)	(1,199.2)	(2.2)	100.6	37.7	185.1
Net (loss) income	(3,888.5)	1,427.9	1,176.7	605.6	585.9
Net income attributable to noncontrolling interests	(14.1)	(9.7)	(7.0)	(5.2)	(6.4)
Net (loss) income attributable to Ensco	$(3,902.6)	$1,418.2	$1,169.7	$600.4	$579.5
(Loss) earnings per share – basic
Continuing operations	$(11.70)	$6.09	$4.62	$2.90	$2.76
Discontinued operations	(5.18)	(0.01)	0.43	0.19	1.30
	$(16.88)	$6.08	$5.05	$3.09	$4.06
(Loss) earnings per share - diluted
Continuing operations	$(11.70)	$6.08	$4.61	$2.89	$2.76
Discontinued operations	(5.18)	(0.01)	0.43	0.19	1.30
	$(16.88)	$6.07	$5.04	$3.08	$4.06
Net (loss) income attributable to Ensco shares - Basic and Diluted	$(3,910.5)	$1,403.1	$1,157.4	$593.5	$572.1
Weighted-average shares outstanding
Basic	231.6	230.9	229.4	192.2	141.0
Diluted	231.6	231.1	229.7	192.6	141.0
Cash dividends per share	$3.00	$2.25	$1.50	$1.40	$1.08

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010
	(in millions)
Consolidated Balance Sheet (as of period end) and Cash Flow Statement Data
Working capital	$1,830.2	$487.9	$734.2	$348.7	$1,087.7
Total assets	16,059.9	19,472.9	18,565.3	17,898.8	7,051.5
Long-term debt, net of current portion	5,885.6	4,718.9	4,798.4	4,877.6	240.1
Ensco shareholders' equity	8,215.0	12,791.6	11,846.4	10,879.3	5,959.5
Cash flows from operating activities of continuing operations	2,057.9	1,811.2	1,954.6	659.8	637.1

(1)	Includes the results of Pride International, Inc. ("Pride") from May 31, 2011, the date of the Pride acquisition.

(2)	See Note 10 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 70 rigs, including seven rigs currently under construction, with drilling operations in most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, five moored semisubmersible rigs and 42 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include Australia, Brazil, the Mediterranean, Mexico, the Middle East, the North Sea, Southeast Asia, the U.S. Gulf of Mexico and West Africa.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews and receive a fixed amount per day for each day we are performing drilling or related services. Our customers bear substantially all of the ancillary costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. We do not provide "turnkey" or other risk-based drilling services.

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

Drilling Rig Demand

Demand for drilling rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond our control. The markets for our contract drilling services are cyclical.  Offshore exploration and development spending may fluctuate substantially from year-to-year and from region-to-region. Such spending fluctuations result from many factors, including:

•	oil and natural gas supply and demand,

•	regional and global economic conditions and changes therein,

•	political, social and legislative environments in major oil-producing countries,

•	production and inventory levels and related activities of the Organization of Petroleum Exporting Countries ("OPEC") and other oil and natural gas producers,

•	capital allocation decisions by our customers, including the relative economics of offshore development versus onshore prospects,

•	technological advancements that impact the methods or cost of oil and natural gas exploration and development,

•	disruption to exploration and development activities due to hurricanes and other severe weather conditions and the risk thereof, and

•
the impact that these and other events, whether caused by economic conditions, international or national climate change regulations or other factors, may have on current and expected future oil and natural gas prices.

Recent changes in the offshore drilling market have led to a highly competitive contracting environment. Since October 1, 2014, the Brent crude oil price has declined from approximately $95 per barrel to approximately $60 per barrel on February 23, 2015. Operators have announced significant declines in capital spending in their 2015 budgets, including the cancellation or deferral of existing programs. These declines in capital spending levels, coupled with additional newbuild supply, have put significant pressure on day rates and utilization.

We expect that 2015 will be a challenging year for drilling contractors as customers wait to gain additional clarity on commodity pricing and seek to reduce costs in the near-term by attempting to sub-let contracted rig time and re-negotiate existing contract terms. We believe the current market dynamics will create a challenging contracting environment into 2016.

Since most factors that affect offshore exploration and development spending are beyond our control and because rig demand can change quickly, it is difficult for us to predict future industry conditions, demand trends or future operating results. Periods of low rig demand often result in excess rig supply, which generally results in reductions in utilization and day rates; conversely, periods of high rig demand often result in a shortage of rigs, which generally results in increased utilization and day rates.

Drilling Rig Supply

During the current newbuild cycle, various industry participants ordered the construction of 360 new drillships, semisubmersible rigs and jackup rigs, approximately160 of which were delivered during the last three years.

Currently, there are approximately 80 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 30 are expected to be delivered before the end of 2015. Roughly half of the anticipated 2015 deliveries are without contracts, leading drilling contractors to retire or stack 35 older floaters since September 2014 due to a lack of available contracting opportunities. We expect that additional floaters will be retired or stacked during 2015 as lower commodity prices have negatively impacted the number of incremental contracting opportunities.
Currently, there are approximately 120 competitive newbuild jackup rigs reported to be under construction, of which approximately half are being built by companies that have not historically operated offshore drilling rigs. Approximately 60 of these competitive newbuild jackups are expected before the end of 2015 and most of these rigs are without contracts. As a result, we expect retirements and stacking of jackups to accelerate during 2015. Currently, there are approximately 40 marketed jackups older than 30 years of age that are idle and do not have any contracted work. Additionally, approximately 80 competitive jackups that are 30 years of age or older have contracts that expire during 2015. Operating costs for idle rigs, as well as capital expenditures required to recertify rigs during regulatory surveys, may prove cost prohibitive, and drilling contractors may instead elect to retire or stack these rigs.
Rig loss or damage due to hurricanes, blowouts, craterings, punchthroughs and other operational events, and the limited availability of insurance for certain perils in some geographic regions, may impact the supply of offshore drilling rigs in a particular market and cause fluctuations in utilization and day rates.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading our fleet. We will continue to invest in the expansion of our fleet where we believe strategic opportunities exist.  During the three-year period ended December 31, 2014, we invested $3.3 billion in the construction of new drilling rigs.
During the second quarter, we entered into an agreement with Lamprell Energy Limited to construct two premium jackup rigs (ENSCO 140 and ENSCO 141). ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTorneau Super 116E jackup design and will incorporate Ensco's patented Canti-Leverage AdvantageSM technology. These rigs are scheduled for delivery during the second quarter and the third quarter of 2016, respectively. Both of these rigs are currently uncontracted.
During 2013, we entered into agreements with KFELS to construct a premium jackup rig (ENSCO 110) and an ultra-premium harsh environment jackup rig (ENSCO 123). These rigs are scheduled for delivery during the first quarter of 2015 and the second quarter of 2016, respectively. Both of these rigs are currently uncontracted.
We previously entered into agreements with KFELS to construct three ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121 and ENSCO 122). ENSCO 122 was delivered during the third quarter of 2014 and commenced drilling operations under a long-term contract in the North Sea during the fourth quarter of 2014. ENSCO 121 was delivered during the fourth quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the second quarter of 2014. ENSCO 120 was delivered during the third quarter of 2013 and commenced drilling operations under a long-term contract in the North Sea during the first quarter of 2014.
We currently have three ultra-deepwater drillships under construction (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). ENSCO DS-9 and ENSCO DS-8 are committed under long-term contracts and currently scheduled for delivery during the first quarter and second quarter of 2015, respectively. ENSCO DS-10 is currently uncontracted and scheduled for delivery during the third quarter of 2015.
The expected delivery dates of our rig construction projects are subject to risks and may be delayed due to shipyard or third-party equipment vendor delays or at our election.
We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Based on our balance sheet and contractual backlog of $9.7 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and cash equivalents, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital, refinance existing debt or increase liquidity as necessary.
Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold eleven jackup rigs, two moored semisubmersible rig and our last remaining barge rig during the three-year period ended December 31, 2014. We are currently marketing for sale an additional seven rigs, which were classified as held for sale in our financial statements as of December 31, 2014.

Segment Highlights

Floaters

Operating results for our Floaters segment declined during 2014 due primarily to a $4.0 billion loss on impairment. Floater revenues grew slightly primarily due to the addition of ENSCO DS-7 to our fleet, but were more than offset by a $75.2 million, or 7%, increase in contract drilling expense. ENSCO DS-7 commenced drilling operations in Angola during the fourth quarter of 2013.

In January 2014, ENSCO DS-9 was contracted and is expected to commence a long-term contract in the U.S. Gulf of Mexico during the fourth quarter of 2015. In June 2014, ENSCO DS-8 was contracted and is expected to commence a long-term contract in Angola during the fourth quarter of 2015.

ENSCO 8503 executed a long-term contract in the U.S. Gulf of Mexico with a 2.5 year term commencing during the second quarter of 2015.
 Jackups

Operating results for our Jackups segment declined during 2014 due to a $236.4 million loss on impairment. Excluding this loss, operating results improved primarily due to an increase in average day rates. In particular, premium jackup rigs earned significantly higher day rates due to increasing customer demand for more technologically capable rigs.

Ultra-premium harsh environment jackup rigs ENSCO 120 and ENSCO 122 commenced drilling operations under long-term contracts in the North Sea during the first and fourth quarters, respectively. Ultra-premium harsh environment jackup rig ENSCO 121 commenced drilling operations under a long-term contract in the Netherlands during the second quarter.

In the Middle East, ENSCO 76 was recontracted through December 2018 and ENSCO 84, ENSCO 96 and ENSCO 97 were recontracted through 2019.
ENSCO 109 executed a long-term contract in Angola, and ENSCO 52 executed a long-term contract in Malaysia, both with an expected term of three years.
During the second quarter, we entered into an agreement with Lamprell Energy Limited to construct two premium jackup rigs (ENSCO 140 and ENSCO 141). ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTorneau Super 116E jackup design and will incorporate Ensco's patented Canti-Leverage AdvantageSM technology. These rigs are scheduled for delivery during the second quarter and the third quarter of 2016, respectively.

BUSINESS ENVIRONMENT

Floaters

During the first half of 2014, the floater contracting environment was highly competitive due to a reduction in capital spending by operators, as well as an increase in global supply due to the delivery of newbuild floaters. More recently, these challenges were exacerbated by a steep decline in commodity prices during the fourth quarter that accelerated toward year-end, which led customers to significantly reduce capital budgets for 2015. Cancellations and delays of drilling programs have increased, many rigs currently contracted are being sublet thereby creating incremental supply, and certain customers are requesting contract concessions. There are limited contracting opportunities in the current market, and day rates and utilization are expected to decline during 2015.

Currently, there are approximately 80 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 30 are expected to be delivered before the end of 2015. Roughly half of the anticipated 2015 deliveries are without contracts, leading drilling contractors to retire or stack 35 older floaters since September 2014 due to a lack of available contracting opportunities. We expect that additional floaters will be retired or stacked during 2015 as lower commodity prices have negatively impacted the number of incremental contracting opportunities.
Jackups

Demand for jackups has also dropped due to the steep decline in commodity prices. Cancellations and delays of drilling programs have increased, some rigs currently contracted are being sublet thereby creating incremental supply, and certain customers are requesting contract concessions. As a result, there are limited contracting opportunities in the current market, and day rates and utilization are expected to decline during 2015.
Currently, there are approximately 120 competitive newbuild jackup rigs reported to be under construction, of which approximately half are being built by companies that have not historically operated offshore drilling rigs. Approximately 60 of these competitive newbuild jackups are expected by year-end 2015, and most of these rigs are without contracts. As a result, we expect retirements and stacking of jackups to accelerate during 2015. Currently, there are approximately 40 marketed jackups older than 30 years of age that are idle and do not have any contracted work. Additionally, approximately 80 competitive jackups that are 30 years of age or older have contracts that expire during 2015. Operating costs for idle rigs as well as capital expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive and drilling contractors may instead elect to retire or stack these rigs.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Revenues	$4,564.5	$4,323.4	$3,638.8
Operating expenses
Contract drilling (exclusive of depreciation)	2,076.9	1,947.1	1,642.8
Loss on impairment	4,218.7	—	—
Depreciation	537.9	496.2	443.8
General and administrative	131.9	146.8	148.9
Operating (loss) income	(2,400.9)	1,733.3	1,403.3
Other expense, net	(147.9)	(100.1)	(98.6)
Provision for income taxes	140.5	203.1	228.6
(Loss) income from continuing operations	(2,689.3)	1,430.1	1,076.1
(Loss) income from discontinued operations, net	(1,199.2)	(2.2)	100.6
Net (loss) income	(3,888.5)	1,427.9	1,176.7
Net income attributable to noncontrolling interests	(14.1)	(9.7)	(7.0)
Net (loss) income attributable to Ensco	$(3,902.6)	$1,418.2	$1,169.7

Revenues and contract drilling expenses increased by $241.1 million, or 6%, and $129.8 million, or 7%, respectively, for the year ended December 31, 2014 as compared to the prior year. The increase in revenues was primarily due to the addition of newbuild rigs to both our Floaters and Jackups segments and an increase in average day rates across our existing fleet, partially offset by a decline in utilization. The increase in contract drilling expense was due to the aforementioned additions to our fleet and higher personnel and repair and maintenance costs. During 2013, contract drilling expense included a $14.2 million provision for doubtful accounts for receivables related to drilling services provided to OGX Petróleo e Gás Participações S.A. ("OGX"). Our receivables with OGX were fully reserved on our consolidated balance sheet as of December 31, 2013.

During 2014, we recorded a non-cash loss on impairment totaling $4.2 billion, of which $3.0 billion related to impairment of our Floater goodwill and $1.2 billion related to impairment of three floaters and ten jackups.

During 2013, revenues and contract drilling expense increased by $684.6 million, or 19%, and $304.3 million, or 19%, respectively, as compared to the prior year. The increase in revenues was primarily due to the addition of newbuild rigs to our Floaters segment and an increase in average day rates across our existing fleet, partially offset by a decline in utilization. The increase in contract drilling expense was due the aforementioned additions to our fleet and higher personnel costs, as well as the aforementioned provision for doubtful accounts related to OGX receivables.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future periods as long-term contracts expire, and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table sets forth our offshore drilling rigs by reportable segment and rigs under construction as of December 31, 2014, 2013 and 2012:

	2014	2013	2012
Floaters(1)(4)	20	26	25
Jackups(2)(4)	36	44	42
Under construction(4)(5)	7	6	6
Held for sale(1)(2)(3)	7	—	1
Total	70	76	74

(1)	During 2014, we sold ENSCO 5000 and classified ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500 and ENSCO DS-2 as "held for sale."

(2)	During 2014, we sold ENSCO 69, Pride Wisconsin, ENSCO 85, ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98 and classified ENSCO 58 and ENSCO 90 as "held for sale."

(3)	During the first quarter of 2013, we sold Pride Pennsylvania which was classified as "held for sale" as of December 31, 2012.

(4)	During 2014, we accepted delivery of one ultra-premium harsh environment jackup rig (ENSCO 122). ENSCO 122 commenced a long-term drilling during the fourth quarter.
During 2013, we accepted delivery of one ultra-deepwater drillship (ENSCO DS-7) and two ultra-premium harsh environment jackup rigs (ENSCO 120 and ENSCO 121). ENSCO DS-7 commenced a long-term contract during the fourth quarter of 2013. ENSCO 120 and ENSCO 121 commenced long-term contracts during the first quarter and second quarter of 2014, respectively.

(5)
During 2014, we entered into an agreement with Lamprell plc to construct two high-specification jackup rigs, ENSCO 140 and ENSCO 141, which are scheduled for delivery during the second quarter and third quarter of 2016, respectively. Both rigs remain uncontracted.

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

The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for each of the years in the three-year period ended December 31, 2014:

	2014	2013	2012
Rig Utilization(1)
Floaters	79%	84%	89%
Jackups	89%	92%	94%
Total	85%	89%	92%
Average Day Rates(2)
Floaters	$456,023	$435,526	$378,325
Jackups	140,033	125,700	108,389
Total	$242,884	$226,703	$189,710

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

Segment information for each of the years in the three-year period ended December 31, 2014 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and were included in "Reconciling Items."  Prior year information has been reclassified to conform to the current year presentation.

Year Ended December 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,697.6	$1,774.6	$92.3	$4,564.5	$—	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	1,201.2	807.4	68.3	2,076.9	—	2,076.9
Loss on impairment	3,982.3	236.4	—	4,218.7	—	4,218.7
Depreciation	358.1	171.2	—	529.3	8.6	537.9
General and administrative	—	—	—	—	131.9	131.9
Operating (loss) income	$(2,844.0)	$559.6	$24.0	$(2,260.4)	$(140.5)	$(2,400.9)

Year Ended December 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,659.6	$1,588.7	$75.1	$4,323.4	$—	$4,323.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,126.0	762.6	58.5	1,947.1	—	1,947.1
Depreciation	342.2	147.5	—	489.7	6.5	496.2
General and administrative	—	—	—	—	146.8	146.8
Operating income (loss)	$1,191.4	$678.6	$16.6	$1,886.6	$(153.3)	$1,733.3

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,149.1	$1,406.9	$82.8	$3,638.8	$—	$3,638.8
Operating expenses
Contract drilling (exclusive of depreciation)	894.5	687.2	61.1	1,642.8	—	1,642.8
Depreciation	283.3	151.6	—	434.9	8.9	443.8
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$971.3	$568.1	$21.7	$1,561.1	$(157.8)	$1,403.3

Floaters

During 2014, Floater revenues increased by $38.0 million, or 1%, as compared to the prior year. The increase in revenues was primarily due to commencement of the ENSCO DS-7 drilling contract during the fourth quarter of 2013 and an increase in average day rates across our Floater fleet. These increases were partially offset by a decline in utilization attributable to certain rigs. ENSCO 5004 and ENSCO 5006 were in the shipyard for capital enhancement projects during 2014, and ENSCO 8503 incurred several months of uncontracted downtime primarily during the first quarter.

Contract drilling expense increased by $75.2 million, or 7%, as compared to the prior year, primarily due to the aforementioned addition of ENSCO DS-7 to our Floater fleet. To a lesser extent, higher personnel and repair and maintenance costs also contributed to the increase in contract drilling expense. These increases were partially offset by lower contract drilling expense for ENSCO 5006 and lower windstorm insurance costs during 2014 following our decision to not renew our windstorm policy for floaters in the U.S. Gulf of Mexico. Contract drilling expense during 2013 also included the aforementioned provision for doubtful accounts related to OGX receivables.

We recognized a loss on impairment of $4.0 billion during the year ended December 31, 2014 related to goodwill and three older, less capable floaters. Detailed explanations of our loss on impairment are provided below. No impairments were recorded during the prior year period.

Depreciation expense increased by $15.9 million, or 5%, primarily due to the addition of ENSCO DS-7 to our Floater fleet, partially offset by lower depreciation as a result of the impairments recorded during the second quarter of 2014.

During 2013, Floater revenues increased by $510.5 million, or 24%, as compared to the prior year. The increase in revenues was primarily due to commencement of ENSCO 8506 and ENSCO DS-6 drilling operations during the first quarter of 2013 and commencement of ENSCO 8505 drilling operations during the second quarter of 2012. To a lesser extent, the increase in revenues was attributable to an increase in average day rates for various rigs in our Floater fleet. These increases were partially offset by a decline in utilization, primarily due to ENSCO 5005, which was in the shipyard for a capital enhancement project during 2013 and downtime prompted by a vendor notice regarding inspection and replacement of connector bolts on various rigs. ENSCO 5004 drilling services provided to OGX that were not recognized as revenue also adversely impacted utilization during 2013.

Contract drilling expense increased by $231.5 million, or 26%, as compared to the prior year, primarily due to the additions to our Floater fleet and increased personnel costs. These increases were partially offset by lower contract drilling expense for ENSCO 5005, which was in the shipyard for a capital enhancement project during 2013. The prior year also included the favorable settlement of third-party claims which reduced contract drilling expense by $63.3 million. Depreciation expense increased by $58.9 million, or 21%, primarily due to the aforementioned additions to our Floater fleet.

Jackups

During 2014, Jackup revenues increased by $185.9 million, or 12%, as compared to the prior year. The increase in revenues was primarily due to an increase in average day rates across our Jackup fleet and commencement of the ENSCO 120, ENSCO 121 and ENSCO 122 drilling contracts. These increases were partially offset by a decline in utilization for certain rigs in the Jackup fleet.

Contract drilling expense increased by $44.8 million, or 6%, as compared to the prior year, primarily due to the aforementioned additions to our Jackup fleet and an increase in personnel and repair and maintenance costs.

We recognized a loss on impairment of $236.4 million during the year ended December 31, 2014 related to ten jackups. Detailed explanations of our loss on impairment are provided below. No impairments were recorded during the prior year period.

Depreciation expense increased by $23.7 million, or 16%, primarily due to the additions to our Jackup fleet.

During 2013, Jackup revenues increased by $181.8 million, or 13%, as compared to the prior year.  The increase in revenues was primarily due to an increase in average day rates, mostly attributable to the U.S. Gulf of Mexico, North Sea and Southeast Asia. Contract drilling expense increased by $75.4 million, or 11%, as compared to the prior year, primarily due to increased personnel costs.

Impairment of Long-Lived Assets

During 2014, we recorded a pre-tax, non cash loss on impairment of long-lived assets of $2,463.1 million, of which $1,220.8 million was included in (loss) income from continuing operations and $1,242.3 million was included in (loss) income from discontinued operations, net in our consolidated statement of operations. These losses were recorded during the second and fourth quarters.

During the second quarter, demand for floaters deteriorated as a result of continued reductions in capital spending by operators in addition to delays in operators’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity declined significantly, and day rates and utilization came under pressure, especially for older, less capable floaters.
In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell. We completed the sale of ENSCO 5000 in December 2014. The remaining four floaters were classified as "held for sale" on our December 31, 2014 consolidated balance sheet.
We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the second quarter associated with our "held for sale" rigs. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014.
During the fourth quarter, Brent crude oil prices declined from approximately $95 per barrel to near $55 per barrel on December 31, 2014. These declines resulted in further reductions in capital spending by operators, including the cancellation or deferral of planned drilling programs. As a result, day rates and utilization came under further pressure, especially for older, less capable rigs. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators.
In response to the adverse change in business climate, management evaluated our aged rigs and committed to a plan to sell one additional floater and two jackups. ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell, during the fourth quarter and classified as "held for sale" on our December 31, 2014 consolidated balance sheet.
As of December 31, 2014, we measured the fair value of our seven "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. In addition to the asset impairment recorded during the second quarter, we recorded an additional pre-tax, non-cash loss on impairment totaling $407.9 million during the fourth quarter. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014. See "Note 10 - Discontinued Operations" for additional information on our "held for sale" rigs.
On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. During the second quarter, as a result of the adverse change in the floater business climate, management's decision to sell five floaters and the impairment charge incurred on the "held for sale" floaters, management concluded that a triggering event had occurred and performed an asset impairment analysis on our remaining older, less capable floaters.
Based on the analysis performed as of May 31, 2014, we recorded an additional pre-tax, non-cash loss on impairment with respect to four other floaters totaling $991.5 million, of which $288.0 million related to ENSCO DS-2 which was removed from our portfolio of rigs marketed for contract drilling services during the fourth quarter. The ENSCO DS-2 impairment charge was reclassified to (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014. The remaining $703.5 million impairment charge was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.
During the fourth quarter, as a result of the decline in commodity prices and adverse changes in the offshore drilling market, management's decision to sell an additional floater and two jackups and the impairment charge incurred on the "held for sale" rigs, management concluded that a triggering event had occurred and performed an asset impairment analysis for all floaters and jackups.
Based on the analysis performed as of December 31, 2014, we recorded an additional pre-tax, non-cash loss on impairment with respect to two older, less capable floaters and ten older, less capable jackups totaling $517.3 million. The impairment charge was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014. We measured the fair value of these rigs by applying either an income approach, using projected discounted cash flows, or a market approach. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.
Impairment of Goodwill

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  During the second quarter, demand for floaters deteriorated as a result of a continued reduction in capital spending by operators in addition to announced delays in operators’ drilling programs. The reduction in demand, combined with increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly and day rates and utilization came under pressure, especially for older, less capable floaters.
Management considered the adverse change in the floater business climate, the commitment to a plan to sell five floaters in May 2014, and the impairment charge on the "held for sale" floaters during the second quarter and concluded that a triggering event had occurred. We performed an interim goodwill impairment test to evaluate the recoverability of the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014. Based on the valuation performed, the Floaters reporting unit estimated fair value exceeded the carrying value by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.
As part of our annual goodwill impairment test as of December 31, 2014, we considered the significant decline in commodity prices during the fourth quarter of 2014. Specifically, Brent crude oil prices declined from approximately $95 per barrel at September 30, 2014 to near $55 per barrel at December 31, 2014. These declines resulted in further reductions in capital spending by operators, including the cancellation or deferral of planned drilling programs. We expect that this reduction in demand will cause further deterioration in day rates and utilization and that current market dynamics will create a challenging contracting environment into 2016.

Our stock price also declined significantly during the latter half of 2014, reaching a five-year low of $25.88 on December 16th. Our stock price traded between $25.88 and $41.99 during the fourth quarter of 2014 and averaged $35.23 during this period.
Management considered the adverse changes in the current floater business climate, the sustained decline in stock price and the impairment charge on older, less capable floaters during the fourth quarter and concluded it was more-likely-than-not that the fair value of the Floater reporting unit was less than its carrying amount. As a result, we estimated the fair value of the reporting unit using a blended income and market approach. Based on the valuation performed as of December 31, 2014, the reporting unit estimated fair value was less than the carrying value; therefore, we concluded that the Floater goodwill balance was impaired.  We compared the estimated fair value of the reporting unit to the fair value of all assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. As a result, we recorded a non-cash loss on impairment totaling $3.0 billion which was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014.
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the floater business environment during 2014. The day rates reflected contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term but were forecasted to grow in the longer-term and terminal period.
Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, adjusted for an estimated inflation factor. Capital requirements in the discounted cash flow model were based on management's estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements included cash outflows for new rig construction, rig enhancements and minor upgrades and improvements.
A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 3.0%, which includes an estimated inflation factor. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital ("WACC") of 11.0%. These assumptions were derived from unobservable inputs and reflect management's judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management's estimates of future earnings adjusted for a control premium. The price-to-earnings multiples used in the market valuation ranged from 6.0x to 6.8x and were based on market participant multiples. Management's earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
The estimated fair value of the Floaters reporting unit determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.
We evaluated the estimated fair value of our reporting units compared to our market capitalization as of December 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data.
We performed a qualitative assessment for our Jackup reporting unit as of December 31, 2014. Goodwill impairment tests performed during prior years indicated that the fair value of the Jackup reporting unit significantly exceeded its carrying amount. Despite the adverse changes in the offshore drilling climate, we concluded that the fair value remains substantially in excess of the carrying value of the reporting unit, as evidenced by the estimated fair value of the Jackup reporting unit calculated for the purpose of reconciling the fair value of our reporting units to our market capitalization. Therefore, we concluded that it remains more-likely-than-not that the Jackup reporting unit was not impaired.
The estimates used to determine the fair value of the Floaters reporting unit reflect management's best estimates, and we believe they are reasonable. Future declines in the Floaters reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our Floaters reporting unit and result in additional impairments. Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	sustained declines in our stock price;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of newbuild rig deliveries;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental, regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates.

Adverse changes in one or more of these factors could result in additional goodwill impairments in future periods. As of December 31, 2014, there was $192.6 million of goodwill associated with our Jackup reporting unit and $83.5 million of goodwill associated with our Floater reporting unit on our consolidated balance sheet.

Other Income (Expense), Net

The following table summarizes other income (expense), net, for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Interest income	$13.0	$16.6	$22.8
Interest expense, net:
Interest expense	(239.6)	(226.5)	(229.4)
Capitalized interest	78.2	67.7	105.8
	(161.4)	(158.8)	(123.6)
Other, net	.5	42.1	2.2
	$(147.9)	$(100.1)	$(98.6)

During 2014 and 2013, interest income declined as compared to the respective prior year periods primarily due to declining outstanding principal amounts for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts due from customers.

Interest expense during 2014 increased $13.1 million. or 6%, as compared to the prior year. The increase was due to the $1.25 billion debt offering completed on September 29, 2014. During 2013, interest expense was comparable with the respective prior year period as the average outstanding principal balances associated with our long-term debt instruments remained consistent.

Interest expense capitalized during 2014 increased $10.5 million, or 16%, as compared to the prior year due to an increase in the average outstanding amount of capital invested in newbuild construction. During 2013, interest expense capitalized declined $38.1 million, or 36%, as compared to prior year due to a decline in the average outstanding amount of capital invested in newbuild construction. ENSCO 8506 and ENSCO DS-6 were placed into service during the first quarter of 2013, and ENSCO 8505 was placed into service during the second quarter of 2012.

During 2013, we received a $30.6 million reimbursement from the Mexican tax authority with respect to the tax authority's draw on letters of credit issued by an Ensco subsidiary for the benefit of Seahawk Drilling Inc. ("Seahawk") under a credit support agreement executed in connection with the 2009 spin-off of Seahawk. The reimbursement was included in other, net in our consolidated statement of operations for the year ended December 31, 2013.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $2.6 million of losses, $6.4 million of gains and $3.5 million of losses, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Net unrealized gains of $2.3 million, $6.2 million and $2.8 million from marketable securities held in our supplemental executive retirement plans ("SERP") were included in other, net, in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value measurement of our marketable securities held in the SERP is discussed in Note 2 to our consolidated financial statements.

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

Income tax expense was $140.5 million, $203.1 million and $228.6 million, and our consolidated effective income tax rate was (5.5)%, 12.4% and 17.5% during the years ended December 31, 2014, 2013 and 2012, respectively. Our consolidated effective income tax rate for 2014 includes the impact of various discrete tax items, including the recognition of a net $18.4 million tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years and a $16.4 million tax benefit associated with rig impairments. In addition, we recognized a net $41.4 million tax benefit in connection with the utilization of foreign tax credits that were previously subject to a valuation allowance.

The majority of discrete tax expense recognized during 2013 was attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the

Mexican tax authority and a $7.0 million increase in the valuation allowance on U.S. foreign tax credits resulting from a restructuring transaction.

The majority of discrete tax expense recognized during 2012 was attributable to $51.2 million of income tax expense associated with the restructuring of certain subsidiaries of Pride, and tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years.

Excluding the impact of the aforementioned tax items and goodwill and asset impairments, our consolidated effective income tax rates for the years ended December 31, 2014, 2013 and 2012 were 10.7%, 12.2% and 12.4%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three years result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in the tax rates in such jurisdictions.

Discontinued Operations

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations considered to be non-core or that do not meet our standards for financial performance. Consistent with this strategy, we sold the following rigs during the three-year period ended December 31, 2014. These rigs are classified as discontinued operations (in millions):

Rig(3)	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)
ENSCO 5000	December 2014	Floaters	$1.3	$.5	$.8
ENSCO 93	September 2014	Jackups	51.7	52.9	(1.2)
ENSCO 85	April 2014	Jackups	64.4	54.1	10.3
ENSCO 69 & Pride Wisconsin	January 2014	Jackups	32.2	8.6	23.6
Pride Pennsylvania	March 2013	Jackups	15.5	15.7	(.2)
ENSCO 5003	December 2012	Floaters	68.2	89.4	(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
			$311.1	$291.8	$19.3

(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of operations for each of the years in the three-year period ended December 31, 2014 and previously were included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are contracted to Pemex. As described below, the loss on sale and operating results of ENSCO 93 were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014.

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We recorded a non-cash loss on impairment totaling $1.2 billion, net of tax benefits of $83.5 million, during the year ended December 31, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014.

We completed the sale of ENSCO 5000 for net proceeds of $1.3 million in December 2014. The remaining five floaters and two jackups are being actively marketed for sale and were classified as "held for sale" on our December 31, 2014 consolidated balance sheet.

The operating results from these rigs were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014.

During 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with this sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which had an anticipated completion date in late 2015. Based on market developments during the fourth quarter, we now expect that the ENSCO 93 charter agreement will terminate prior to September 30, 2015. As a result, the loss on sale of $1.2 million and ENSCO 93 operating results were reclassified to (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014. Net proceeds from the sale of $51.7 million were included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2014. See "Note 12 - Sale-leaseback" for additional information.

During 2014, we sold ENSCO 85 for net proceeds of $64.4 million and ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million. The operating results of these rigs were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014. The net proceeds from the sale for ENSCO 69 and Pride Wisconsin were received in December 2013 and included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2013.

During 2012, we classified jackup rig Pride Pennsylvania as held for sale, and the rig was written down to fair value less estimated cost to sell. We recognized a $2.5 million loss for assets classified as held for sale during the year ended December 31, 2012.

The following table summarizes (loss) income from discontinued operations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Revenues	$325.0	$596.4	$668.6
Operating expenses	372.0	577.6	544.3
Operating (loss) income	(47.0)	18.8	124.3
Other income	—	.3	1.3
Income tax expense	(30.7)	(20.2)	(8.5)
Loss on impairment, net	(1,158.8)	—	—
Gain (loss) on disposal of discontinued operations, net	37.3	(1.1)	(16.5)
(Loss) income from discontinued operations	$(1,199.2)	$(2.2)	$100.6

Debt and interest expense are not allocated to our discontinued operations.

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike. We incurred $3.6 million in professional fees in connection with this matter, which we applied against our $10.0 million per occurrence deductible under our liability insurance policy.

In February 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Accordingly, we recorded a $6.4 million charge for our remaining obligation under our liability insurance policy in loss from discontinued operations in our consolidated statement of operations for the year ended December 31, 2013.

The remaining $3.2 million was settled by our underwriters. See "Note 11 - Commitments and Contingencies" for additional information on the ENSCO 74 loss.

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

Given recent market conditions, our Board of Directors elected to reduce the quarterly dividend payment in order to increase the Company's capital flexibility. We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Based on our balance sheet and contractual backlog of $9.7 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and cash equivalents, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital, refinance existing debt or increase liquidity as necessary.

During the three-year period ended December 31, 2014, our primary sources of cash were an aggregate $5.8 billion generated from operating activities of continuing operations, $1.2 billion in proceeds from the issuance of senior notes and $178.4 million in proceeds from rig sales.  Our primary uses of cash during the same period included $5.0 billion for the construction, enhancement and other improvement of our drilling rigs, including $3.3 billion invested in newbuild construction, and $1.6 billion for dividend payments.

Detailed explanations of our liquidity and capital resources for each of the years in the three-year period ended December 31, 2014 are set forth below.

Cash Flows and Capital Expenditures

Our cash flows from operating activities of continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2014 were as follows (in millions):

	2014	2013	2012
Cash flows from operating activities of continuing operations	$2,057.9	$1,811.2	$1,954.6
Capital expenditures on continuing operations:
New rig construction	$699.5	$1,282.5	$1,298.3
Rig enhancements	537.4	239.0	216.5
Minor upgrades and improvements	331.9	242.0	198.4
	$1,568.8	$1,763.5	$1,713.2

During 2014, cash flows from continuing operations increased by $246.7 million, or 14%, as compared to the prior year.  The increase primarily resulted from a $503.1 million increase in cash receipts from contract drilling services, partially offset by a $259.2 million increase in cash payments related to contract drilling expenses.

Cash receipts from contract drilling services associated with customer reimbursed capital upgrades and mobilizations which are amortized to revenue over the term of the related contract totaled $267.0 million for the year ended December 31, 2014 as compared to $70.0 million for the year ended December 31, 2013.

During 2013, cash flows from continuing operations declined by $143.4 million, or 7%, as compared to the prior year.  The decrease primarily resulted from a $348.7 million increase in cash payments related to contract drilling expenses, a $117.5 million increase in cash payments for income taxes, a $40.2 million increase in cash payments for interest and a $28.8 million increase in cash payments related to general and administrative expenses, partially offset by a $378.8 million increase in cash receipts from contract drilling services.

Cash payments during 2013 related to contract drilling and general and administrative expenses were generally higher than the prior year due in part to the full year impact of the Pride acquisition on certain annual payments made during 2013. Annual payments made during the year ended December 31, 2012 were based on seven months of acquired company operating activity.

Cash receipts from contract drilling services associated with customer reimbursed capital upgrades and mobilizations which are amortized to revenue over the term of the related contract totaled $70.0 million for the year ended December 31, 2013 as compared to $260.0 million for the year ended December 31, 2012.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the three-year period ended December 31, 2014, we invested $3.3 billion in the construction of new drilling rigs and an additional $992.9 million enhancing the capability and extending the useful lives of our existing fleet.

Given recent market conditions, our Board of Directors elected to reduce the quarterly dividend payment in order to increase the Company's capital flexibility. We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Based on our balance sheet and contractual backlog of $9.7 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and cash equivalents, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital, refinance existing debt or increase liquidity as necessary.

Based on our current projections, we expect capital expenditures during 2015 to include approximately $1.6 billion for newbuild construction, approximately $250.0 million for rig enhancement projects and approximately $250.0 million for minor upgrades and improvements.  Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios as of December 31, 2014, 2013 and 2012 are summarized below (in millions, except percentages):

	2014	2013	2012
Total debt	$5,920.4	$4,766.4	$4,845.9
Total capital*	14,135.4	17,558.0	16,692.3
Total debt to total capital	41.9%	27.1%	29.0%

* Total capital includes total debt plus Ensco shareholders' equity.

During 2014, our total capital declined $3.4 billion and our total debt to total capital ratio increased 14.8% to 41.9% primarily due to a pre-tax, non-cash loss on impairment of $5.5 billion.

 Senior Notes

On September 29, 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% notes due 2024 at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% notes due 2044 (collectively the “2014 Notes”) at a discount of $2.8 million in a public offering. Interest on these notes is payable semiannually in April and October of each year commencing April 1, 2015.  The 2014 Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the "Indenture") and a Second Supplemental Indenture between us and the Trustee, dated September 29, 2014. The net proceeds from the sale of the 2014 Notes are being used for general corporate purposes.

During 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% notes due 2021 (collectively the “2011 Notes”) at a discount of $29.6 million in a public offering. Interest on these notes is payable semiannually in March and September of each year.  The 2011 Notes were issued pursuant to the Indenture, and a supplemental indenture between us and the Trustee, dated March 17, 2011. The net proceeds from the sale of the 2011 Notes were used to fund a portion of the cash consideration payable in connection with the Pride acquisition.

Upon consummation of the Pride acquisition during 2011, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (the "Acquired Notes").  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem each series of the 2014 Notes in whole, at any time or in part from time to time, prior to maturity. If we elect to redeem the 2014 Notes due 2024 before the date that is three months prior to the maturity date or the 2014 Notes due 2044 before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a "make-whole" premium. If we elect to redeem the 2014 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest but we are not required to pay a "make-whole" premium. We may redeem each series of the 2011 Notes and the Acquired Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium.

The indentures governing the 2014 Notes, the 2011 Notes and the Acquired Notes contain customary events of default, including failure to pay principal or interest on such Notes when due, among others. The indentures governing the 2014 Notes, the 2011 Notes and the Acquired Notes also contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

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

The Debentures and the indenture and the supplemental indentures pursuant to which the Debentures were issued also contain customary events of default, including failure to pay principal or interest on the Debentures when due, among others. The indenture and the supplemental indentures contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

MARAD Bonds Due 2016 and 2020

During 2001, a subsidiary of Ensco Delaware issued $190.0 million of 15-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 7500. In December 2014, we fully redeemed the remaining outstanding principal of these bonds and incurred a "make-whole" payment of $600,000, and MARAD released its interests in ENSCO 7500.

During 2003, a subsidiary of Ensco Delaware issued $76.5 million of 17-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 105. The bonds will be repaid in 34 equal semiannual principal installments of $2.3 million ending in October 2020. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%.

Ensco Delaware issued separate guaranties to MARAD, guaranteeing the performance of obligations under the bonds.  During 2010, the documents governing MARAD's guarantee commitments were amended to address certain changes arising from the redomestication and to include Ensco plc as an additional guarantor of the debt obligations of Ensco Delaware and its subsidiaries.

Upon consummation of the Pride acquisition, we assumed $151.5 million of MARAD bonds issued to provide long-term financing for ENSCO 6003 and ENSCO 6004. The bonds are guaranteed by MARAD and will be repaid in semiannual principal installments ending in 2016. Interest on the bonds is payable semiannually at a weighted average fixed rate of 4.33%.

We may redeem each series of our outstanding MARAD bonds, in whole or in part, on any interest payment date, at a price equal to 100% of the their principal amount, plus accrued and unpaid interest and a “make-whole” premium.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes. During 2014, we increased the size of our program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $2.25 billion at any time outstanding. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program are limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings may be used for capital expenditures and other general corporate purposes. The commercial paper bears interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The weighted-average interest rate on our commercial paper borrowings was 0.26% and 0.35% during 2014 and 2013, respectively.  Commercial paper maturities will vary but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2014 and 2013.

Revolving Credit Facility

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

Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Five-Year Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio of less than or equal to 50%. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2014 and 2013.

Other Financing

     We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

In May 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

In June 2014, we completed a capital reorganization under UK law (the “Capital Reorganization”), that provides the Company with greater flexibility going forward to return capital to shareholders in the form of dividends and share repurchases. The Capital Reorganization, which was authorized by our Board of Directors and approved by our shareholders at the Annual General Meeting in May 2014, was achieved through the issuance and subsequent cancellation of $3.0 billion of a newly-created class of shares (the “Capital Reorganization Shares”).

The Capital Reorganization Shares had no substantive economic or voting rights and were issued to a subsidiary of the Company on June 17, 2014 for the benefit of existing shareholders solely for the purpose of the Capital Reorganization transaction. Upon cancellation of the shares on June 18, 2014, $3.0 billion of the shareholders' equity of Ensco plc that was previously deemed non-distributable under UK law is now included in distributable reserves.

The Capital Reorganization did not involve any distribution or repayment of capital nor did it have an impact on the underlying net assets of the Company. There was no net impact on our shareholders’ equity for any period as a result of the Capital Reorganization.

Contractual Obligations

We have various contractual commitments related to our new rig construction and rig enhancement agreements, long-term debt and operating leases. We expect to fund these commitments from existing cash and short-term investments, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility.  The actual timing of our new rig construction and rig enhancement payments may vary based on the completion of various milestones which are beyond our control.  The following table summarizes our significant contractual obligations as of December 31, 2014 and the periods in which such obligations are due (in millions):

	Payments due by period
	2015	2016 and 2017	2018 and 2019	Thereafter	Total
New rig construction agreements	$1,353.5	$373.8	$—	$—	$1,727.3
Principal payments on long-term debt	34.8	1,024.2	509.0	4,104.5	5,672.5
Interest payments on long-term debt	309.1	565.1	526.4	1,771.1	3,171.7
Operating leases	77.3	48.0	20.8	55.0	201.1
Rig enhancement agreements	42.8	—	—	—	42.8
Total contractual obligations(1)	$1,817.5	$2,011.1	$1,056.2	$5,930.6	$10,815.4

(1)
Contractual obligations do not include $160.9 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2014.  We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

Contractual obligations do not include foreign currency forward contracts ("derivatives"). As of December 31, 2014, we had derivatives outstanding to exchange an aggregate $580.6 million U.S. dollars for various foreign currencies.  As of December 31, 2014, our consolidated balance sheet included net derivative liabilities of $26.3 million.  All of our outstanding derivatives mature during the next 18 months.
a

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commitments include letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2014, we had not been required to make collateral deposits with respect to these agreements. The following table summarizes our other commitments as of December 31, 2014 (in millions):

	Commitment expiration by period
	2015	2016 and 2017	2018 and 2019	Thereafter	Total
Letters of Credit	$80.5	$47.0	$136.2	$.2	$263.9

Liquidity

Our liquidity position as of December 31, 2014, 2013 and 2012 is summarized below (in millions, except ratios):

	2014	2013	2012
Cash and cash equivalents	$664.8	$165.6	$487.1
Short-term investments	757.3	50.0	50.0
Working capital	1,830.2	487.9	734.2
Current ratio	2.7	1.5	1.7

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends or working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, funds borrowed under our commercial paper program and, if necessary, funds borrowed under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of December 31, 2014, we had cash flow hedges outstanding to exchange an aggregate $373.1 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $207.5 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2014 would approximate $21.7 million. Approximately $18.1 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.
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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All our derivatives mature during the next 18 months. See Note 5 to our consolidated financial statements for additional information on our derivative instruments.

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

Property and Equipment

As of December 31, 2014, the carrying value of our property and equipment totaled $12.5 billion, which represented 78% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate management's estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

Our fleet of 20 floater rigs marketed for contract drilling services, exclusive of three rigs under construction, represented 62% of the gross cost and 66% of the net carrying amount of our depreciable property and equipment as of December 31, 2014.  Our floater rigs are depreciated over useful lives ranging from 15 to 35 years.  Our fleet of 36 jackup rigs marketed for contract drilling services, exclusive of four rigs under construction, represented 26% of the gross cost and 21% of the net carrying amount of our depreciable property and equipment as of December 31, 2014.  Our jackup rigs are depreciated over useful lives ranging from ten to 30 years.  The following table provides an analysis of estimated increases and decreases in depreciation expense from continuing operations that would have been recognized for the year ended December 31, 2014 for various assumed changes in the useful lives of our drilling rigs effective January 1, 2014:

Increase (decrease) in useful lives of our drilling rigs	Estimated (decrease) increase in depreciation expense that would have been recognized (in millions)
10%	$(44.3)
20%	(81.2)
(10%)	48.3
(20%)	104.4

Impairment of Long-Lived Assets and Goodwill

During the year ended December 31, 2014, we recorded a pre-tax, non cash loss on impairment of long-lived assets of $2.5 billion and a non-cash loss on impairment of our Floaters reporting unit goodwill of $3.0 billion. See "Note 3 - Property and Equipment" and "Note 8 - Goodwill and Other Intangible Assets and Liabilities" to our consolidated financial statements for additional information on our property and equipment and goodwill, respectively.

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

The calculation of fair values of our reporting units is based on a blended income and market approach. The income approach is based on estimates of future discounted cash flows to be generated by our drilling rigs, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future industry conditions and operations, including expected utilization levels, day rates, expense levels, capital requirements and terminal values for each of our rigs. Due to the inherent uncertainties associated with these estimates, we perform sensitivity analysis on key assumptions as part of our goodwill impairment test. It is reasonably possible that the judgments and assumptions inherent in our goodwill impairment test may change in response to future market conditions.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions.  As of December 31, 2014, our consolidated balance sheet included an $81.3 million net deferred income tax liability, an $84.2 million liability for income taxes currently payable and a $160.9 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). The new guidance changes the criteria for reporting discontinued operations and enhances disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Update 2014-08 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2014 and early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. We will adopt the accounting standard on January 1, 2015. The adoption of ASU 2014-08 is expected to reduce the number of components reported as discontinued operations prospectively in our consolidated financial statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited the accompanying consolidated balance sheets of Ensco plc and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ensco plc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ensco plc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited Ensco plc’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, Ensco plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ensco plc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

 /s/ KPMG LLP

Houston, Texas
March 2, 2015

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
OPERATING REVENUES	$4,564.5	$4,323.4	$3,638.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	2,076.9	1,947.1	1,642.8
Loss on impairment	4,218.7	—	—
Depreciation	537.9	496.2	443.8
General and administrative	131.9	146.8	148.9
	6,965.4	2,590.1	2,235.5
OPERATING (LOSS) INCOME	(2,400.9)	1,733.3	1,403.3
OTHER INCOME (EXPENSE)
Interest income	13.0	16.6	22.8
Interest expense, net	(161.4)	(158.8)	(123.6)
Other, net	.5	42.1	2.2
	(147.9)	(100.1)	(98.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,548.8)	1,633.2	1,304.7
PROVISION FOR INCOME TAXES
Current income tax expense	264.0	193.0	200.8
Deferred income tax (benefit) expense	(123.5)	10.1	27.8
	140.5	203.1	228.6
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,689.3)	1,430.1	1,076.1
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET	(1,199.2)	(2.2)	100.6
NET (LOSS) INCOME	(3,888.5)	1,427.9	1,176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(14.1)	(9.7)	(7.0)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(3,902.6)	$1,418.2	$1,169.7
(LOSS) EARNINGS PER SHARE - BASIC
Continuing operations	$(11.70)	$6.09	$4.62
Discontinued operations	(5.18)	(0.01)	0.43
	$(16.88)	$6.08	$5.05
(LOSS) EARNINGS PER SHARE - DILUTED
Continuing operations	$(11.70)	$6.08	$4.61
Discontinued operations	(5.18)	(0.01)	0.43
	$(16.88)	$6.07	$5.04

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(3,910.5)	$1,403.1	$1,157.4

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.6	230.9	229.4
Diluted	231.6	231.1	229.7

CASH DIVIDENDS PER SHARE	$3.00	$2.25	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012

NET (LOSS) INCOME	$(3,888.5)	$1,427.9	$1,176.7
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(11.7)	(5.8)	8.7
Reclassification of net (gains) losses on derivative instruments from other comprehensive income into net income	(.9)	2.0	—
Other	6.3	1.9	2.8
NET OTHER COMPREHENSIVE (LOSS) INCOME	(6.3)	(1.9)	11.5

COMPREHENSIVE (LOSS) INCOME	(3,894.8)	1,426.0	1,188.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(14.1)	(9.7)	(7.0)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(3,908.9)	$1,416.3	$1,181.2

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value amounts)

	December 31,
ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$664.8	$165.6
Short-term investments	757.3	50.0
Accounts receivable, net	883.3	855.7
Other	629.4	463.9
Total current assets	2,934.8	1,535.2
PROPERTY AND EQUIPMENT, AT COST	14,975.5	17,498.5
Less accumulated depreciation	2,440.7	3,187.5
Property and equipment, net	12,534.8	14,311.0
GOODWILL	276.1	3,274.0
OTHER ASSETS, NET	314.2	352.7
	$16,059.9	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$373.2	$341.1
Accrued liabilities and other	696.6	658.7
Current maturities of long-term debt	34.8	47.5
Total current liabilities	1,104.6	1,047.3
LONG-TERM DEBT	5,885.6	4,718.9
DEFERRED INCOME TAXES	179.5	362.1
OTHER LIABILITIES	667.3	545.7
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 240.7 million and 239.5 million shares issued as of December 31, 2014 and 2013	24.1	24.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of December 31, 2014 and 2013	.1	.1
Additional paid-in capital	5,517.5	5,467.2
Retained earnings	2,720.4	7,327.3
Accumulated other comprehensive income	11.9	18.2
Treasury shares, at cost, 6.5 million shares and 6.0 million shares	(59.0)	(45.2)
Total Ensco shareholders' equity	8,215.0	12,791.6
NONCONTROLLING INTERESTS	7.9	7.3
Total equity	8,222.9	12,798.9
	$16,059.9	$19,472.9

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(3,888.5)	$1,427.9	$1,176.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations, net	1,199.2	2.2	(100.6)
Loss on impairment	4,218.7	—	—
Depreciation expense	537.9	496.2	443.8
Deferred income tax (benefit) expense	(123.5)	10.1	27.8
Share-based compensation expense	45.1	50.3	53.2
Amortization of intangibles and other, net	(7.9)	(28.4)	(33.6)
Settlement of warranty and other claims	—	(11.0)	(57.9)
Other	(16.4)	15.0	6.0
Changes in operating assets and liabilities	93.3	(151.1)	439.2
Net cash provided by operating activities of continuing operations	2,057.9	1,811.2	1,954.6
INVESTING ACTIVITIES
Additions to property and equipment	(1,568.8)	(1,763.5)	(1,713.2)
Purchases of short-term investments	(790.6)	(50.0)	(90.0)
Net proceeds from disposition of assets	169.2	6.0	3.2
Maturities of short-term investments	83.3	50.0	44.5
Net cash used in investing activities of continuing operations	(2,106.9)	(1,757.5)	(1,755.5)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,246.4	—	—
Cash dividends paid	(703.0)	(525.6)	(348.1)
Reduction of long-term borrowings	(60.1)	(47.5)	(47.5)
Debt financing costs	(13.4)	(4.6)	—
Proceeds from exercise of share options	2.6	22.3	35.8
Commercial paper borrowings, net	—	—	(125.0)
Equity issuance reimbursement	—	—	66.7
Other	(29.8)	(21.7)	(17.4)
Net cash provided by (used in) financing activities	442.7	(577.1)	(435.5)
DISCONTINUED OPERATIONS
Operating activities	(3.8)	169.3	232.5
Investing activities	109.3	32.8	58.3
Net cash provided by discontinued operations	105.5	202.1	290.8
Effect of exchange rate changes on cash and cash equivalents	—	(.2)	2.0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	499.2	(321.5)	56.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	165.6	487.1	430.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$664.8	$165.6	$487.1
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own an offshore drilling rig fleet of 70 rigs, including seven rigs under construction, spanning most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, five moored semisubmersible rigs and 42 jackup rigs.  Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations and drilling contracts spanning approximately 20 countries on six continents in nearly every major offshore basin around the world. The markets in which we operate include the U.S. Gulf of Mexico, Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews and receive a fixed amount per day for each day we are performing drilling or related services. Our customers bear substantially all of the ancillary costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. We do not provide "turnkey" or other risk-based drilling services.

Redomestication

During 2009, we completed a reorganization of the corporate structure of the group of companies controlled by our predecessor, ENSCO International Incorporated ("Ensco Delaware"), pursuant to which an indirect, wholly-owned subsidiary merged with Ensco Delaware, and Ensco plc became our publicly-held parent company incorporated under English law (the "redomestication").

We remain subject to the U.S. Securities and Exchange Commission (the "SEC") reporting requirements, the mandates of the Sarbanes-Oxley Act of 2002, as amended, and the applicable corporate governance rules of the New York Stock Exchange ("NYSE"), and we will continue to report our consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). We also must comply with additional reporting requirements of English law.

Basis of Presentation—U.K. Companies Act 2006 Section 435 Statement

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which the Board of Directors consider to be the most meaningful presentation of our results of operations and financial position.  The accompanying consolidated financial statements do not constitute statutory accounts required by the U.K. Companies Act 2006, which for the year ended December 31, 2014 will be prepared in accordance with generally accepted accounting principles in the U.K. and delivered to the Registrar of Companies in the U.K. following the annual general meeting of shareholders.  The U.K. statutory accounts are expected to include an unqualified auditor’s report, which is not expected to contain any references to matters on which the auditors drew attention by way of emphasis without qualifying the report or any statements under Sections 498(2) or 498(3) of the U.K. Companies Act 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ensco plc and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses, including certain gains and losses on our derivative instruments, are included in other, net, in our consolidated statement of operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in accumulated other comprehensive income on our consolidated balance sheet.  Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $2.6 million of losses, $6.4 million of gains and $3.5 million of losses, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

Short-term investments, consisting of time deposits with initial maturities in excess of three months but less than one year, were included in other current assets on our consolidated balance sheets and totaled $757.3 million and $50.0 million as of December 31, 2014 and 2013, respectively. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

Property and Equipment

All costs incurred in connection with the acquisition, construction, major enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that our drilling rigs are under construction or undergoing major enhancements and improvements. Repair and maintenance costs are charged to contract drilling expense in the period in which they are incurred. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is included in contract drilling expense, unless reclassified to discontinued operations.

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

During 2014, we recorded a pre-tax, non cash loss on impairment of long-lived assets of $2.5 billion. See "Note 3 - Property and Equipment" for additional information on these impairments.

If the global economy deteriorates and/or our expectation relative to future offshore drilling industry conditions decline, it is reasonably possible that additional impairment charges may occur with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic location.

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

If we conclude that the fair value of one or both of our reporting units has more-likely-than-not declined below its carrying amount after qualitatively assessing existing facts and circumstances, we perform a quantitative assessment whereby we estimate the fair value of each reporting unit.  In most instances, our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows to be generated by the drilling rigs in the reporting unit.

Based on a qualitative assessment performed as of December 31, 2014, we concluded it was more-likely-than-not that the fair value of our Floater reporting unit was less than its carrying amount and performed a quantitative assessment. As a result, we concluded that our Floater reporting unit goodwill balance was impaired. See "Note 8 - Goodwill and Other Intangible Assets and Liabilities" for additional information on our goodwill.

We concluded the fair value of our Jackup reporting more-likely-than-not exceeded its carrying amount, and there was no impairment of goodwill.

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

Deferred mobilization costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $95.7 million and $66.6 million as of December 31, 2014 and 2013, respectively. Deferred mobilization revenue was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $149.4 million and $76.8 million as of December 31, 2014 and 2013, respectively.

In connection with some contracts, we receive up-front lump-sum fees or similar compensation for capital improvements to our drilling rigs. Such compensation is deferred and recognized as revenue over the period that the related drilling services are performed. The cost of such capital improvements is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $428.9 million and $273.6 million as of December 31, 2014 and 2013, respectively.

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $20.0 million and $18.3 million as of December 31, 2014 and 2013, respectively.

In certain countries in which we operate, taxes such as sales, use, value-added, gross receipts and excise may be assessed by the local government on our revenues. We generally record our tax-assessed revenue transactions on a net basis in our consolidated statement of operations.

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

Gains and losses on a cash flow hedge, or a portion of a cash flow hedge, that no longer qualifies as effective due to an unanticipated change in the forecasted transaction are recognized currently in earnings and included in other, net, in our consolidated statement of operations based on the change in the fair value of the derivative. When a forecasted transaction is probable of not occurring, gains and losses on the derivative previously recorded in AOCI are reclassified currently into earnings and included in other, net, in our consolidated statement of operations.

We occasionally enter into derivatives that hedge the fair value of recognized assets or liabilities, but do not designate such derivatives as hedges or the derivatives otherwise do not qualify for hedge accounting. In these situations, there generally is a natural hedging relationship where changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. Changes in the fair value of these derivatives are recognized currently in earnings in other, net, in our consolidated statement of operations.

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

We operate in certain jurisdictions where tax laws relating to the offshore drilling industry are not well developed and change frequently. Furthermore, we may enter into transactions with affiliates or employ other tax planning strategies that generally are subject to complex tax regulations. As a result of the foregoing, the tax liabilities and assets we recognize in our financial statements may differ from the tax positions taken, or expected to be taken, in our tax returns. Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties relating to income taxes are included in current income tax expense in our consolidated statement of operations.

Our drilling rigs frequently move from one taxing jurisdiction to another based on where they are contracted to perform drilling services. The movement of drilling rigs among taxing jurisdictions may involve a transfer of drilling rig ownership among our subsidiaries (“intercompany rig sale”). The pre-tax profit resulting from an intercompany rig sale is eliminated from our consolidated financial statements, and the carrying value of a rig sold in an intercompany transaction remains at historical net depreciated cost prior to the transaction. Our consolidated financial statements do not reflect the asset disposition transaction of the selling subsidiary or the asset acquisition transaction of the acquiring subsidiary. Income taxes resulting from an intercompany rig sale, as well as the tax effect of any reversing temporary differences resulting from the sale, are deferred and amortized on a straight-line basis over the remaining useful life of the rig.

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

We do not provide deferred taxes on the undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. See "Note 9 - Income Taxes" for additional information on our deferred taxes, unrecognized tax benefits, intercompany transfers of drilling rigs and undistributed earnings.

Share-Based Compensation

We sponsor share-based compensation plans that provide equity compensation to our key employees, officers and non-employee directors. Share-based compensation cost is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). The amount of compensation cost recognized in our consolidated statement of operations is based on the awards ultimately expected to vest and, therefore, reduced for estimated forfeitures. All changes in estimated forfeitures are based on historical experience and are recognized as a cumulative adjustment to compensation cost in the period in which they occur. See "Note 7 - Benefit Plans" for additional information on our share-based compensation.

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

The following table is a reconciliation of (loss) income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
(Loss) income from continuing operations attributable to Ensco	$(2,703.1)	$1,421.6	$1,069.6
Income from continuing operations allocated to non-vested share awards	(7.9)	(15.1)	(11.2)
(Loss) income from continuing operations attributable to Ensco shares	$(2,711.0)	$1,406.5	$1,058.4

The following table is a reconciliation of the weighted-average shares used in our basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Weighted-average shares - basic	231.6	230.9	229.4
Potentially dilutive shares	—	.2	.3
Weighted-average shares - diluted	231.6	231.1	229.7

Antidilutive share options totaling 400,000, 300,000 and 400,000 for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted EPS.

Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our consolidated balance sheet and net income attributable to noncontrolling interests is presented separately in our consolidated statement of operations.

(Loss) income from continuing operations attributable to Ensco for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
(Loss) income from continuing operations	$(2,689.3)	$1,430.1	$1,076.1
Income from continuing operations attributable to noncontrolling interests	(13.8)	(8.5)	(6.5)
(Loss) income from continuing operations attributable to Ensco	$(2,703.1)	$1,421.6	$1,069.6

(Loss) income from discontinued operations attributable to Ensco for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
(Loss) income from discontinued operations	$(1,199.2)	$(2.2)	$100.6
Income from discontinued operations attributable to noncontrolling interests	(.3)	(1.2)	(.5)
(Loss) income from discontinued operations attributable to Ensco	$(1,199.5)	$(3.4)	$100.1

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

2.  FAIR VALUE MEASUREMENTS

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2014
Supplemental executive retirement plan assets	$43.2	$—	$—	$43.2
Total financial assets	$43.2	$—	$—	$43.2
Derivatives, net	—	(26.3)	—	(26.3)
Total financial liabilities	$—	$(26.3)	$—	$(26.3)
As of December 31, 2013
Supplemental executive retirement plan assets	$37.7	$—	$—	$37.7
Derivatives, net	—	1.8	—	1.8
Total financial assets	$37.7	$1.8	$—	$39.5

Supplemental Executive Retirement Plans

Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of December 31, 2014 and 2013.  The fair value measurements of assets held in the SERP were based on quoted market prices. Net unrealized gains of $2.3 million, $6.2 million and $2.8 million from marketable securities held in our SERP were included in other, net, in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of December 31, 2014 and 2013.  See "Note 5 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our derivatives were based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments as of December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

4.70% Senior notes due 2021	$1,479.9	$1,505.3	$1,477.2	$1,596.9
6.875% Senior notes due 2020	1,008.2	1,008.5	1,024.8	1,086.7
3.25% Senior notes due 2016	998.0	1,018.3	996.5	1,045.8
4.50% Senior notes due 2024	624.2	602.0	—	—
5.75% Senior notes due 2044	622.3	615.8	—	—
8.50% Senior notes due 2019	583.8	611.8	600.5	635.8
7.875% Senior notes due 2040	381.2	363.8	382.6	410.5
7.20% Debentures due 2027	149.2	171.4	149.1	178.6
4.33% MARAD bonds, including current maturities, due 2016	46.6	46.8	78.9	79.7
6.36% MARAD bonds, including current maturities, due 2015	—	—	25.3	27.1
4.65% MARAD bonds, including current maturities, due 2020	27.0	29.7	31.5	35.2
Total	$5,920.4	$5,973.4	$4,766.4	$5,096.3

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our U.S. Maritime Administration ("MARAD") bonds were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of December 31, 2014 and 2013.

See "Note 3 - Property and Equipment" for additional information on the fair value measurement of property and equipment and "Note 8 - Goodwill and Other Intangible Assets and Liabilities" for additional information on the fair value measurement of goodwill.

3.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Drilling rigs and equipment	$13,253.2	$15,839.0
Other	135.0	101.0
Work in progress	1,587.3	1,558.5
	$14,975.5	$17,498.5

During 2014, drilling rigs and equipment declined $2.6 billion primarily due to a loss on impairment of $2.5 billion, depreciation expense of $537.9 million and $152.4 million classified as "held for sale" included in other current assets on our December 31, 2014 consolidated balance sheet. These declines were partially offset by ENSCO 120, ENSCO 121 and ENSCO 122, which were placed into service during 2014 and capital upgrades to the existing rig fleet.

Work in progress as of December 31, 2014 primarily consisted of $820.1 million related to the construction of ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10 ultra-deepwater drillships, $233.1 million related to a capital enhancement project on ENSCO 5006, $179.3 million related to the construction of ENSCO 110, ENSCO 140 and ENSCO 141 premium jackup rigs, $59.2 million related to the construction of ENSCO 123 ultra-premium harsh environment jackup rig and costs associated with various modification and enhancement projects.

Work in progress as of December 31, 2013 primarily consisted of $627.2 million related to the construction of ENSCO 120 Series ultra-premium harsh environment jackup rigs, $513.4 million related to the construction of ENSCO DS-8, ENSCO DS-9 and ENSCO D-S 10 ultra-deepwater drillships, $43.7 million related to the construction of ENSCO 110 premium jackup rig and costs associated with various modification and enhancement projects.

Impairment of Long-Lived Assets

During 2014, we recorded a pre-tax, non cash loss on impairment of long-lived assets of $2,463.1 million, of which $1,220.8 million was included in (loss) income from continuing operations and $1,242.3 million was included in (loss) income from discontinued operations, net in our consolidated statement of operations. These losses were recorded during the second and fourth quarters.

During the second quarter, demand for floaters deteriorated as a result of continued reductions in capital spending by operators in addition to delays in operators’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity declined significantly, and day rates and utilization came under pressure, especially for older, less capable floaters.
In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell. We completed the sale of ENSCO 5000 in December 2014. The remaining four floaters were classified as "held for sale" on our December 31, 2014 consolidated balance sheet.
We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the second quarter associated with our "held for sale" rigs. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014.
During the fourth quarter, Brent crude oil prices declined from approximately $95 per barrel to near $55 per barrel on December 31, 2014. These declines resulted in further reductions in capital spending by operators, including the cancellation or deferral of planned drilling programs. As a result, day rates and utilization came under further pressure, especially for older, less capable rigs. The significant supply and demand imbalance will continue to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators.
In response to the adverse change in business climate, management evaluated our aged rigs and committed to a plan to sell one additional floater and two jackups. ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell, during the fourth quarter and classified as "held for sale" on our December 31, 2014 consolidated balance sheet.
As of December 31, 2014, we measured the fair value of our seven "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. In addition to the asset impairment recorded during the second quarter, we recorded an additional pre-tax, non-cash loss on impairment totaling $407.9 million during the fourth quarter. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014. See "Note 10 - Discontinued Operations" for additional information on our "held for sale" rigs.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. During the second quarter, as a result of the adverse change in the floater business climate, management's decision to sell five floaters and the impairment charge incurred on the "held for sale" floaters, management concluded that a triggering event had occurred and performed an asset impairment analysis on our remaining older, less capable floaters.
Based on the analysis performed as of May 31, 2014, we recorded an additional pre-tax, non-cash loss on impairment with respect to four other floaters totaling $991.5 million, of which $288.0 million related to ENSCO DS-2 which was removed from our portfolio of rigs marketed for contract drilling services during the fourth quarter. The ENSCO DS-2 impairment charge was reclassified to (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014. The remaining $703.5 million impairment charge was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.
During the fourth quarter, as a result of the decline in commodity prices and adverse changes in the offshore drilling market, management's decision to sell an additional floater and two jackups and the impairment charge incurred on the "held for sale" rigs, management concluded that a triggering event had occurred and performed an asset impairment analysis for all floaters and jackups.
Based on the analysis performed as of December 31, 2014, we recorded an additional pre-tax, non-cash loss on impairment with respect to two older, less capable floaters and ten older, less capable jackups totaling $517.3 million. The impairment charge was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014. We measured the fair value of these rigs by applying either an income approach, using projected discounted cash flows, or a market approach. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

4.  DEBT

The carrying value of long-term debt as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
4.70% Senior notes due 2021	$1,479.9	$1,477.2
6.875% Senior notes due 2020	1,008.2	1,024.8
3.25% Senior notes due 2016	998.0	996.5
4.50% Senior notes due 2024	624.2	—
5.75% Senior notes due 2044	622.3	—
8.50% Senior notes due 2019	583.8	600.5
7.875% Senior notes due 2040	381.2	382.6
7.20% Debentures due 2027	149.2	149.1
4.33% MARAD bonds due 2016	46.6	78.9
6.36% MARAD bonds due 2015	—	25.3
4.65% MARAD bonds due 2020	27.0	31.5
Total debt	5,920.4	4,766.4
Less current maturities	(34.8)	(47.5)
Total long-term debt	$5,885.6	$4,718.9

 Senior Notes

On September 29, 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% notes due 2024 at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% notes due 2044 (collectively the “2014 Notes”) at a discount of $2.8 million in a public offering. Interest on these notes is payable semiannually in April and October of each year commencing April 1, 2015.  The 2014 Notes were issued pursuant to an Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the "Indenture") and a Second Supplemental Indenture between us and the Trustee, dated September 29, 2014. The net proceeds from the sale of the 2014 Notes are being used for general corporate purposes.

During 2011, we issued $1.0 billion aggregate principal amount of unsecured 3.25% notes due 2016 at a discount of $7.6 million and $1.5 billion aggregate principal amount of unsecured 4.70% notes due 2021 (collectively the “2011 Notes”) at a discount of $29.6 million in a public offering. Interest on these notes is payable semiannually in March and September of each year.  The 2011 Notes were issued pursuant to the Indenture, and a supplemental indenture between us and the Trustee, dated March 17, 2011. The net proceeds from the sale of the 2011 Notes were used to fund a portion of the cash consideration payable in connection with the Pride acquisition.

Upon consummation of the Pride acquisition during 2011, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of 6.875% senior notes due 2020, $500.0 million aggregate principal amount of 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of 7.875% senior notes due 2040 (the "Acquired Notes").  Under a supplemental indenture, Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

We may redeem each series of the 2014 Notes in whole, at any time or in part from time to time, prior to maturity. If we elect to redeem the 2014 Notes due 2024 before the date that is three months prior to the maturity date or the 2014 Notes due 2044 before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a "make-whole" premium. If we elect to redeem the 2014 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest but we are not required to pay a "make-

whole" premium. We may redeem each series of the 2011 Notes and the Acquired Notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium.

The indentures governing the 2014 Notes, the 2011 Notes and the Acquired Notes contain customary events of default, including failure to pay principal or interest on such Notes when due, among others. The indentures governing the 2014 Notes, the 2011 Notes and the Acquired Notes also contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

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

The Debentures and the indenture and the supplemental indentures pursuant to which the Debentures were issued, also contain customary events of default, including failure to pay principal or interest on the Debentures when due, among others. The indenture and the supplemental indentures contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

MARAD Bonds Due 2016 and 2020

During 2001, a subsidiary of Ensco Delaware issued $190.0 million of 15-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 7500. In December 2014, we fully redeemed the remaining outstanding principal of these bonds and incurred a "make-whole" payment of $600,000, and MARAD released all interests in ENSCO 7500.

During 2003, a subsidiary of Ensco Delaware issued $76.5 million of 17-year bonds which are guaranteed by MARAD to provide long-term financing for ENSCO 105. The bonds will be repaid in 34 equal semiannual principal installments of $2.3 million ending in October 2020. Interest on the bonds is payable semiannually, in April and October, at a fixed rate of 4.65%.

Ensco Delaware issued separate guaranties to MARAD, guaranteeing the performance of obligations under the bonds.  During 2010, the documents governing MARAD's guarantee commitments were amended to address certain changes arising from the redomestication and to include Ensco plc as an additional guarantor of the debt obligations of Ensco Delaware and its subsidiaries.

Upon consummation of the Pride acquisition, we assumed $151.5 million of MARAD bonds issued to provide long-term financing for ENSCO 6003 and ENSCO 6004. The bonds are guaranteed by MARAD and will be repaid in semiannual principal installments ending in 2016. Interest on the bonds is payable semiannually at a weighted average fixed rate of 4.33%.

Commercial Paper

We participate in a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes. During 2014, we increased the size of our program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $2.25 billion at any time outstanding. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program are limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings may be used for capital expenditures and other general corporate purposes. The commercial paper bears interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The weighted-average interest rate on our commercial paper borrowings was 0.26% and 0.35% during 2014 and 2013, respectively.  Commercial paper maturities will vary but may not exceed 364 days from the date of issue. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity.  We had no amounts outstanding under our commercial paper program as of December 31, 2014 and 2013.

Revolving Credit Facility

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

Advances under the Five-Year Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Five-Year Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit rating. In addition to other customary restrictive covenants, the Five-Year Credit Facility requires us to maintain a total debt to total capitalization ratio of less than or equal to 50%. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Five-Year Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Five-Year Credit Facility as of December 31, 2014 and 2013.

Maturities

The aggregate maturities of our debt, excluding net unamortized premiums of $247.9 million, as of December 31, 2014 were as follows (in millions):

2015	$34.8
2016	1,019.7
2017	4.5
2018	4.5
2019	504.5
Thereafter	4,104.5
Total	$5,672.5

Interest expense totaled $161.4 million, $158.8 million and $123.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which was net of interest amounts capitalized of $78.2 million, $67.7 million and $105.8 million in connection with our newbuild rig construction and other capital projects.

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

All derivatives were recorded on our consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset on our consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. See "Note 1 - Description of the Business and Summary of Significant Accounting Policies" for additional information on our accounting policy for derivatives and "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

As of December 31, 2014 and 2013, our consolidated balance sheets included net foreign currency derivative liabilities of $26.3 million and net assets of $1.8 million, respectively.  All of our derivatives mature during the next 18 months.

Derivatives recorded at fair value on our consolidated balance sheets as of December 31, 2014 and 2013 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	2014	2013	2014	2013
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.4	$9.1	$17.2	$9.8
Foreign currency forward contracts - non-current(2)	.1	1.2	2.9	.6
	.5	10.3	20.1	10.4
Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.2	2.5	6.9	.6
	.2	2.5	6.9	.6
Total	$.7	$12.8	$27.0	$11.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies.  As of December 31, 2014, we had cash flow hedges outstanding to exchange an aggregate $373.1 million for various foreign currencies, including $194.3 million for British pounds, $81.2 million for Brazilian reais, $35.5 million for Euros, $28.5 million for Singapore dollars, $20.1 million for Australian dollars and $13.5 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations and comprehensive income for each of the years in the three-year period ended December 31, 2014 were as follows (in millions):

	(Loss) Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)			(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest rate lock contracts(3)	$—	$—	$—	$(.4)	$(.4)	$(.5)	$—	$—	$—
Foreign currency forward contracts(4)	(11.7)	(5.8)	8.7	1.3	(1.6)	.5	(.7)	(.3)	(.3)
Total	$(11.7)	$(5.8)	$8.7	$.9	$(2.0)	$—	$(.7)	$(.3)	$(.3)

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our consolidated statements of operations.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net in our consolidated statements of operations.

(4)
During the year ended December 31, 2014, $400,000 of gains were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations. During the year ended December 31, 2013, $2.5 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2014, we held derivatives not designated as hedging instruments to exchange an aggregate $207.5 million for various foreign currencies, including $98.9 million for Euros, $36.1 million for British pounds, $31.1 million for Swiss francs, $10.3 million for Indonesian Rupiah, $8.6 million for Brazilian reais and $22.5 million for other currencies.

Net losses of $24.8 million and net gains of $3.6 million and $1.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the estimated amount of net losses associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months was as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$(9.4)
Net realized gains to be reclassified to depreciation expense	.9
Net realized losses to be reclassified to interest expense	(.4)
Net losses to be reclassified to earnings	$(8.9)

6.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Noncontrolling Interest
BALANCE, December 31, 2011	235.9	$23.7	$5,253.0	$5,613.1	$8.6	$(19.1)	$5.2
Net income	—	—	—	1,169.7	—	—	7.0
Dividends paid	—	—	—	(348.1)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.5)
Shares issued under share-based compensation plans, net	1.8	.2	35.3	—	—	(.1)	—
Equity issuance costs	—	—	66.7	—	—	—	—
Tax deficiency from share-based compensation	—	—	(1.0)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(11.8)	—
Share-based compensation cost	—	—	44.7	—	—	—	—
Net other comprehensive income	—	—	—	—	11.5	—	—
BALANCE, December 31, 2012	237.7	23.9	5,398.7	6,434.7	20.1	(31.0)	5.7
Net income	—	—	—	1,418.2	—	—	9.7
Dividends paid	—	—	—	(525.6)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8.1)
Shares issued in connection with share-based compensation plans, net	1.9	.2	21.8	—	—	(.1)	—
Tax benefit from share-based compensation	—	—	.1	—	—	—	—
Repurchase of shares	—	—	—	—	—	(14.1)	—
Share-based compensation cost	—	—	46.6	—	—	—	—
Net other comprehensive loss	—	—	—	—	(1.9)	—	—
BALANCE, December 31, 2013	239.6	24.1	5,467.2	7,327.3	18.2	(45.2)	7.3
Net (loss) income	—	—	—	(3,902.6)	—	—	14.1
Dividends paid	—	—	—	(704.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.5)
Shares issued in connection with share-based compensation plans, net	1.1	.1	.4	—	—	(.1)	—
Tax benefit from share-based compensation	—	—	1.2	—	—	—	—
Repurchase of shares	—	—	—	—	—	(13.7)	—
Share-based compensation cost	—	—	48.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.3)	—	—
BALANCE, December 31, 2014	240.7	$24.2	$5,517.5	$2,720.4	$11.9	$(59.0)	$7.9

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates during 2018. As of December 31, 2014, there had been no share repurchases under this program.

7.  BENEFIT PLANS

Our shareholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”) effective January 1, 2012, to provide for the issuance of non-vested share awards, share option awards and performance awards (collectively "awards"). Under the 2012 LTIP, 14.0 million shares were reserved for issuance as awards to officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. As of December 31, 2014, there were 7.7 million shares available for issuance as awards under the 2012 LTIP. Awards may be satisfied by newly issued shares, including shares held by a subsidiary or affiliated entity, or by delivery of shares held in an affiliated employee benefit trust at the Company's discretion.

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

The following table summarizes non-vested share award related compensation expense recognized during each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Contract drilling	$20.9	$21.3	$17.1
General and administrative	20.7	21.6	24.8
Non-vested share award related compensation expense included in operating expenses	41.6	42.9	41.9
Tax benefit	(5.1)	(5.4)	(7.0)
Total non-vested share award related compensation expense included in net income	$36.5	$37.5	$34.9

The following table summarizes the value of non-vested share awards granted and vested during each of the years in the three-year period ended December 31, 2014:

	2014	2013	2012
Weighted-average grant-date fair value of non-vested share awards granted (per share)	$51.22	$59.79	$48.32
Total fair value of non-vested share awards vested during the period (in millions)	$46.2	$49.6	$42.5

The following table summarizes non-vested share award activity for the year ended December 31, 2014 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested share awards as of December 31, 2013	2,496	$52.95
Granted	1,242	51.22
Vested	(898)	51.07
Forfeited	(199)	53.80
Non-vested share awards as of December 31, 2014	2,641	$52.86

As of December 31, 2014, there was $100.7 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Share Option Awards

Share option awards ("options") granted to officers and employees generally become exercisable in 25% increments over a four-year period or 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. Options granted to non-employee directors are immediately exercisable and, to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of options granted under the 2012 LTIP equals the market value of the underlying shares on the date of grant. As of December 31, 2014, options granted to purchase 472,000 shares with a weighted average exercise price of $41.09 were outstanding under the 2012 LTIP and predecessor or acquired plans. No options have been granted since 2011, and there were no unrecognized compensation costs related to options as of December 31, 2014.

Performance Awards

Under the 2012 LTIP, performance awards may be issued to our senior executive officers. Performance awards granted prior to 2013 are payable in Ensco shares, cash or a combination thereof upon attainment of specified performance goals based on relative total shareholder return ("TSR") and absolute and relative return on capital employed ("ROCE"). Performance awards granted during 2013 and 2014 are payable in Ensco shares upon attainment of specified performance goals based on relative TSR and relative ROCE. The performance goals are determined by a committee or subcommittee of the Board of Directors.

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

Our performance awards granted during 2013 and 2014 are classified as equity awards with compensation expense recognized on a straight-line basis over the requisite service period. The estimated probable outcome of attainment of the specified performance goals is based on historical experience, and any subsequent changes in this estimate for the relative ROCE performance goal are recognized as a cumulative adjustment to compensation cost in the period in which the change in estimate occurs.

The aggregate grant-date fair value of performance awards granted during 2014, 2013 and 2012 totaled $7.4 million, $8.2 million and $7.2 million, respectively. The aggregate fair value of performance awards vested during 2014, 2013 and 2012 totaled $6.9 million, $7.4 million and $5.3 million, respectively, all of which was paid in cash.

During the years ended December 31, 2014, 2013 and 2012, we recognized $3.4 million, $6.6 million and $9.7 million of compensation expense for performance awards, respectively, which was included in general and administrative expense in our consolidated statements of operations.  As of December 31, 2014, there was $5.0 million of total unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

We generally make matching cash contributions to the plans.  We match 100% of the amount contributed by the employee up to a maximum of 5% of eligible salary. Matching contributions totaled $20.7 million, $21.1 million and $16.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Profit sharing contributions made into the plans require approval of the Board of Directors and are generally paid in cash.  We recorded profit sharing contribution provisions of $30.7 million, $55.3 million and $45.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Matching contributions and profit sharing contributions become vested in 33% increments upon completion of each initial year of service with all contributions becoming fully vested subsequent to achievement of three or more years of service.  We have 1.0 million shares reserved for issuance as matching contributions under the Ensco Savings Plan.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Goodwill

The carrying amount of goodwill as of December 31, 2014 is detailed below by reporting unit (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Floaters
Balance, beginning of period	$3,081.4	$—	$3,081.4	$3,081.4	$—	$3,081.4
Loss on impairment	—	(2,997.9)	(2,997.9)	—	—	—
Balance, end of period	$3,081.4	$(2,997.9)	$83.5	$3,081.4	$—	$3,081.4

Jackups
Balance, beginning of period	$192.6	$—	$192.6	$192.6	$—	$192.6
Loss on impairment	—	—	—	—	—	—
Balance, end of period	$192.6	$—	$192.6	$192.6	$—	$192.6

Impairment of Goodwill

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  During the second quarter, demand for floaters deteriorated as a result of a continued reduction in capital spending by operators in addition to announced delays in operators’ drilling programs. The reduction in demand, combined with increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly and day rates and utilization came under pressure, especially for older, less capable floaters.
Management considered the adverse change in the floater business climate, the commitment to a plan to sell five floaters in May 2014, and the impairment charge on the "held for sale" floaters during the second quarter and concluded that a triggering event had occurred. We performed an interim goodwill impairment test to evaluate the recoverability of the Floaters reporting unit goodwill balance of $3.1 billion as of May 31, 2014. Based on the valuation performed, the Floaters reporting unit estimated fair value exceeded the carrying value by approximately 7%; therefore, we concluded that the goodwill balance was not impaired.
As part of our annual goodwill impairment test as of December 31, 2014, we considered the significant decline in commodity prices during the fourth quarter of 2014. Specifically, Brent crude oil prices declined from approximately $95 per barrel at September 30, 2014 to near $55 per barrel at December 31, 2014. These declines resulted in further reductions in capital spending by operators, including the cancellation or deferral of planned drilling programs. We expect that this reduction in demand will cause further deterioration in day rates and utilization and that current market dynamics will create a challenging contracting environment into 2016.

Our stock price also declined significantly during the latter half of 2014, reaching a five-year low of $25.88 on December 16th. Our stock price traded between $25.88 and $41.99 during the fourth quarter of 2014 and averaged $35.23 during this period.
Management considered the adverse changes in the current floater business climate, the sustained decline in stock price and the impairment charge on older, less capable floaters during the fourth quarter and concluded it was more-likely-than-not that the fair value of the Floater reporting unit was less than its carrying amount. As a result, we estimated the fair value of the reporting unit using a blended income and market approach. Based on the valuation performed as of December 31, 2014, the reporting unit estimated fair value was less than the carrying value; therefore, we concluded that the Floater goodwill balance was impaired.  We compared the estimated fair value of the reporting unit to the fair value of all assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. As a result, we recorded a non-cash loss on impairment totaling $3.0 billion which was included in loss on impairment in our consolidated statement of operations for the year ended December 31, 2014.
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted day rates and utilization take into account current market conditions and our anticipated business outlook, both of which have been impacted by the adverse changes in the floater business environment during 2014. The day rates reflected contracted rates during the respective contracted periods and management's estimate of market day rates in uncontracted periods. The forecasted market day rates were held constant in the near-term but were forecasted to grow in the longer-term and terminal period.
Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, adjusted for an estimated inflation factor. Capital requirements in the discounted cash flow model were based on management's estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements included cash outflows for new rig construction, rig enhancements and minor upgrades and improvements.
A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 3.0%, which includes an estimated inflation factor. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital ("WACC") of 11.0%. These assumptions were derived from unobservable inputs and reflect management's judgments and assumptions.
The market approach was based upon the application of price-to-earnings multiples to management's estimates of future earnings adjusted for a control premium. The price-to-earnings multiples used in the market valuation ranged from 6.0x to 6.8x and were based on market participant multiples. Management's earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
The estimated fair value of the Floaters reporting unit determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, we calculated the Floaters reporting unit estimated fair value as the average of the values calculated under the income approach and the market approach.
We evaluated the estimated fair value of our reporting units compared to our market capitalization as of December 31, 2014. To perform this assessment, we used a market approach to estimate the fair value of the Jackups reporting unit. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data.
We performed a qualitative assessment for our Jackup reporting unit as of December 31, 2014. Goodwill impairment tests performed during prior years indicated that the fair value of the Jackup reporting unit significantly exceeded its carrying amount. Despite the adverse changes in the offshore drilling climate, we concluded that the fair value remains substantially in excess of the carrying value of the reporting unit, as evidenced by the estimated fair value of the Jackup reporting unit calculated for the purpose of reconciling the fair value of our reporting units to our market capitalization. Therefore, we concluded that it remains more-likely-than-not that the Jackup reporting unit was not impaired.
The estimates used to determine the fair value of the Floaters reporting unit reflect management's best estimates, and we believe they are reasonable. Future declines in the Floaters reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our Floaters reporting unit and result in additional impairments. Factors that could have a negative impact on the fair value of the Floaters reporting unit include, but are not limited to:

•	decreases in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	sustained declines in our stock price;

•	decreases in revenue due to our inability to attract and retain skilled personnel;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of newbuild rig deliveries;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;

•	delays in contract commencement dates;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental, regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates.

Adverse changes in one or more of these factors could result in additional goodwill impairments in future periods.

Drilling Contract Intangibles
In connection with the Pride acquisition, we recorded intangible assets and liabilities representing the estimated fair values of the acquired company's firm drilling contracts in place at the date of acquisition with favorable or unfavorable contract terms as compared to then-current market day rates for comparable drilling rigs.
The gross carrying amounts of our drilling contract intangibles, which we consider to be definite-lived intangibles assets and intangible liabilities, and accumulated amortization as of December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Drilling contract intangible assets
Balance, beginning of period	$209.0	$(130.6)	$78.4	$209.0	$(88.3)	$120.7
Amortization	—	(32.7)	(32.7)	—	(42.3)	(42.3)
Balance, end of period	$209.0	$(163.3)	$45.7	$209.0	$(130.6)	$78.4

Drilling contract intangible liabilities
Balance, beginning of period	$278.0	$(208.9)	$69.1	$278.0	$(160.0)	$118.0
Amortization	—	(28.4)	(28.4)	—	(48.9)	(48.9)
Balance, end of period	$278.0	$(237.3)	$40.7	$278.0	$(208.9)	$69.1

The various factors considered in the determination of the fair values of our drilling contract intangibles were (1) the contracted day rate for each contract, (2) the remaining term of each contract, (3) the rig class and (4) the market conditions for each respective rig class at the date of acquisition.  The intangible assets and liabilities were calculated based on the present value of the difference in cash inflows over the remaining contract term as compared to a hypothetical contract with the same remaining term at an estimated then-current market day rate using a risk-adjusted discount rate and an estimated effective income tax rate.

We amortize the drilling contract intangibles to operating revenues over the respective remaining drilling contract terms on a straight-line basis. The estimated net (reduction) increase to future operating revenues related to the amortization of these intangible assets and liabilities as of December 31, 2014, is as follows (in millions):

2015	$(4.5)
2016	(.8)
2017	.3
Total	$(5.0)

9.  INCOME TAXES

We generated loss of $460.3 million, income of $173.4 million and $101.1 million from continuing operations before income taxes in the U.S. and loss of $2.1 billion, income of $1.5 billion and $1.2 billion from continuing operations before income taxes in non-U.S. countries for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes components of the provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Current income tax expense:
U.S.	$114.8	$94.4	$46.6
Non-U.S.	149.2	98.6	154.2
	264.0	193.0	200.8
Deferred income tax expense (benefit):
U.S.	(86.7)	19.2	29.4
Non-U.S.	(36.8)	(9.1)	(1.6)
	(123.5)	10.1	27.8
Total income tax expense	$140.5	$203.1	$228.6

Deferred Taxes

The following table summarizes significant components of deferred income tax assets (liabilities) as of December 31, 2014 and 2013 (in millions):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$204.5	$104.0
Deferred revenue	103.0	19.4
Premium on long-term debt	99.2	111.9
Foreign tax credits	98.6	159.0
Employee benefits, including share-based compensation	39.5	41.7
Other	16.7	19.8
Total deferred tax assets	561.5	455.8
Valuation allowance	(271.3)	(232.6)
Net deferred tax assets	290.2	223.2
Deferred tax liabilities:
Property and equipment	(314.2)	(453.6)
Intercompany transfers of property	(23.0)	(29.2)
Deferred costs	(20.2)	(11.4)
Other	(14.1)	(24.0)
Total deferred tax liabilities	(371.5)	(518.2)
Net deferred tax liability	$(81.3)	$(295.0)
Net current deferred tax asset	$41.4	$20.9
Net noncurrent deferred tax liability	(122.7)	(315.9)
Net deferred tax liability	$(81.3)	$(295.0)

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

As of December 31, 2014, we had deferred tax assets of $98.6 million for U.S. foreign tax credits (“FTC”) and $204.5 million related to $814.5 million of net operating loss (“NOL”) carryforwards, which can be used to reduce our income taxes payable in future years.  The FTC expire between 2017 and 2023.  NOL carryforwards, which were generated in various jurisdictions worldwide, include $459.5 million that do not expire and $355.0 million that will expire, if not utilized, beginning in 2015 through 2020.  Due to the uncertainty of realization, we have a $267.5 million valuation allowance on FTC and NOL carryforwards, primarily relating to countries where we no longer operate or do not expect to generate future taxable income.

Effective Tax Rate

     Ensco plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is not subject to U.K. taxation. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Our consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2014, differs from the U.K. statutory income tax rate as follows:

	2014	2013	2012
U.K. statutory income tax rate	21.5%	23.3%	24.5%
Goodwill impairment	(25.3)	—	—
Assets impairment	(10.9)	—	—
Non-U.K. taxes	9.6	(13.2)	(17.5)
Valuation allowance	(1.1)	1.0	5.0
Income taxes associated with restructuring transactions	—	—	3.9
Other	.7	1.3	1.6
Effective income tax rate	(5.5)%	12.4%	17.5%

Our consolidated effective income tax rate for 2014 includes the impact of various discrete tax items, including the recognition of a net $18.4 million tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years, and a $16.4 million tax benefit associated with rig impairments. In addition, we recognized a net $41.4 million tax benefit in connection with the utilization of foreign tax credits that were previously subject to a valuation allowance.

The majority of discrete tax expense recognized during 2013 was attributable to the recognition of a $7.4 million liability for taxes associated with a $30.6 million reimbursement from the resolution of a dispute with the Mexican tax authority and a $7.0 million increase in the valuation allowance on U.S. foreign tax credits resulting from a restructuring transaction in December 2013.

The majority of discrete tax expense recognized during 2012 was attributable to $51.2 million of income tax expense associated with the restructuring of certain subsidiaries of Pride in December 2012, and tax expense associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years.

Excluding the impact of the aforementioned tax items and goodwill and asset impairments, our consolidated effective income tax rates for the years ended December 31, 2014, 2013 and 2012 were 10.7%, 12.2% and 12.4%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three years result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and the differences in the tax rates in such tax jurisdictions.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2014, we had $134.4 million of unrecognized tax benefits, of which $115.9 million was included in other liabilities on our consolidated balance sheet and the remaining $18.5 million, which is associated with a tax position taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets. As of December 31, 2013, we had $151.7 million of unrecognized tax benefits, of which $130.7 million was included in other liabilities on our consolidated balance sheet and the remaining $21.0 million was presented as a reduction of deferred tax assets. If recognized, $110.4 million of our unrecognized tax benefits would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Balance, beginning of year	$151.7	$110.7
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	16.3	35.8
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	5.5	10.0
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(15.5)	(3.7)
Settlements with taxing authorities	(14.2)	—
Lapse of applicable statutes of limitations	(.7)	(1.1)
Impact of foreign currency exchange rates	(8.7)	—
Balance, end of year	$134.4	$151.7

Accrued interest and penalties totaled $26.5 million and $17.3 million as of December 31, 2014 and 2013, respectively, and were included in other liabilities on our consolidated balance sheets. We recognized net expense of $9.2 million, benefits $1.6 million and $2.8 million associated with interest and penalties during the years ended December 31, 2014, 2013 and 2012, respectively. Interest and penalties are included in current income tax expense in our consolidated statements of operations.

Tax years as early as 2004 remain subject to examination in the major tax jurisdictions in which we operated. Ensco Delaware and Ensco United Incorporated, an indirect wholly-owned subsidiary of Ensco, participate in the U.S. Internal Revenue Service’s Compliance Assurance Process ("IRS CAP") which, among other things, provides for the resolution of tax issues in a timely manner and generally eliminates the need for lengthy post-filing examinations. The 2010, 2011, 2012 and 2013 U.S. federal tax returns of Ensco Delaware remain subject to examination under the IRS CAP.

Statutes of limitations applicable to certain of our tax positions lapsed during 2014, 2013 and 2012, resulting in net income tax benefits, inclusive of interest and penalties, of $2.4 million, $3.1 million and $28.6 million, respectively.

Statutes of limitations applicable to certain of our tax positions will lapse during 2015.  Therefore, it is reasonably possible that our unrecognized tax benefits will decline during the next 12 months by $9.6 million, inclusive of $2.8 million of accrued interest and penalties, all of which would impact our consolidated effective income tax rate if recognized.

Intercompany Transfer of Drilling Rigs

During the three-year period ended December 31, 2014, we transferred ownership of certain drilling rigs among our subsidiaries, including three jackup rigs during 2014, two semisubmersible rigs during 2013 and one jackup rig during 2012.  There was no income tax liability associated with the intercompany transfers of drilling rigs during 2014 and 2013. A $1.7 million income tax liability resulted from the gain on the intercompany transfer of the jackup rig in 2012. The related income tax expense was deferred and is being amortized on a straight-line basis over the 15-year remaining useful life of the rig. There were no temporary differences associated with any of the intercompany transfers of drilling rigs during the three-year period ended December 31, 2014

As of December 31, 2014 and 2013, the unamortized balance associated with deferred charges for income taxes incurred in connection with intercompany transfers of drilling rigs totaled $39.7 million and $50.2 million, respectively, and was included in other assets, net, on our consolidated balance sheets. Current income tax expense for the years ended December 31, 2014, 2013 and 2012 included $2.6 million, $4.1 million and $9.1 million, respectively, of amortization of income taxes incurred in connection with intercompany transfers of drilling rigs.

As of December 31, 2014 and 2013, the unamortized balance associated with the deferred tax liability for reversing temporary differences of transferred drilling rigs totaled $23.0 million and $29.2 million, respectively, and was included in deferred income taxes on our consolidated balance sheets.  Deferred income tax benefit for the year ended December 31, 2014 and deferred income tax expense for the years ended December 31, 2013 and 2012 included benefits of $4.8 million, $1.9 million and $3.4 million, respectively, of amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

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

In December 2012, a U.S. subsidiary received $530.0 million in earnings distributions from two non-U.S. subsidiaries. There was no net U.S. tax liability on the earnings repatriation, as we utilized net operating loss carryforwards to offset the previously untaxed portion of the earnings distribution. The earnings distribution was made in consideration of unique circumstances, and our U.S. subsidiaries continue to have significant net assets, liquidity, contract backlog and other financial resources available to meet operational and capital investment requirements. Accordingly, this distribution did not change, and we continue to maintain, our policy and intention to reinvest the undistributed earnings of the two aforementioned subsidiaries indefinitely.

As of December 31, 2014 and 2013, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $2.3 billion and $2.1 billion, respectively. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2014.

10.  DISCONTINUED OPERATIONS

We sold the following rigs during the three-year period ended December 31, 2014 (in millions):

Rig(3)	Date of Rig Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)
ENSCO 5000	December 2014	Floaters	$1.3	$.5	$.8
ENSCO 93	September 2014	Jackups	51.7	52.9	(1.2)
ENSCO 85	April 2014	Jackups	64.4	54.1	10.3
ENSCO 69 & Pride Wisconsin	January 2014	Jackups	32.2	8.6	23.6
Pride Pennsylvania	March 2013	Jackups	15.5	15.7	(.2)
ENSCO 5003	December 2012	Floaters	68.2	89.4	(21.2)
Pride Hawaii	October 2012	Jackups	18.8	16.8	2.0
ENSCO I	September 2012	Other	4.5	12.3	(7.8)
ENSCO 61	June 2012	Jackups	31.7	19.6	12.1
ENSCO 59	May 2012	Jackups	22.8	21.9	.9
			$311.1	$291.8	$19.3
(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of operations for each of the years in the three-year period ended December 31, 2014 and were previously included within the operating segment noted in the above table.
(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.
(3) In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are contracted to Pemex. As described below, the loss on sale and operating results of ENSCO 93 were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014.

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We recorded a non-cash loss on impairment totaling $1.2 billion, net of tax benefits of $83.5 million, during the year ended December 31, 2014. The impairment charge was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2014.

We completed the sale of ENSCO 5000 for net proceeds of $1.3 million in December 2014. The remaining five floaters and two jackups are being actively marketed for sale and were classified as "held for sale" on our December 31, 2014 consolidated balance sheet.

The operating results from these rigs were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014.

During 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with this sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which had an anticipated completion date in late 2015. Based on market developments during the fourth quarter, we now expect that the ENSCO 93 charter agreement will terminate prior to September 30, 2015. As a result, the loss on sale of $1.2 million and ENSCO 93 operating results were reclassified to (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014. Net proceeds from the sale of $51.7 million were included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2014. See "Note 12 - Sale-leaseback" for additional information.

During 2014, we sold ENSCO 85 for net proceeds of $64.4 million and ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million. The operating results of these rigs were included in (loss) income from discontinued operations, net in our consolidated statement of operations for the three-year period ended December 31, 2014. The net proceeds from the sale for ENSCO 69 and Pride Wisconsin were received in December 2013 and included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2013.

During 2012, we classified jackup rig Pride Pennsylvania as held for sale, and the rig was written down to fair value less estimated cost to sell. We recognized a $2.5 million loss for assets classified as held for sale during the year ended December 31, 2012.

The following table summarizes (loss) income from discontinued operations for each of the years in the three-year period ended December 31, 2014 (in millions):

	2014	2013	2012
Revenues	$325.0	$596.4	$668.6
Operating expenses	372.0	577.6	544.3
Operating (loss) income	(47.0)	18.8	124.3
Other income	—	.3	1.3
Income tax expense	(30.7)	(20.2)	(8.5)
Loss on impairment, net	(1,158.8)	—	—
Gain (loss) on disposal of discontinued operations, net	37.3	(1.1)	(16.5)
(Loss) income from discontinued operations	$(1,199.2)	$(2.2)	$100.6

Debt and interest expense are not allocated to our discontinued operations.

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico. The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike. We incurred $3.6 million in professional fees in connection with this matter, which we applied against our $10.0 million per occurrence deductible under our liability insurance policy.

In February 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Accordingly, we recorded a $6.4 million charge for our remaining obligation under our liability insurance policy in loss from discontinued operations in our consolidated statement of operations for the year ended December 31, 2013. The remaining $3.2 million was settled by our underwriters. See "Note 11 - Commitments and Contingencies" for additional information on the ENSCO 74 loss.

11.  COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under leases for certain of our offices and equipment.  Rental expense relating to operating leases was $54.4 million, $49.1 million and $46.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows:  $77.3 million during 2015; $31.8 million during 2016; $16.2 million during 2017; $10.6 million during 2018; $10.2 million during 2019 and $55.0 million thereafter.

Capital Commitments

The following table summarizes the cumulative amount of contractual payments made as of December 31, 2014 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	2015	2016	2017	Total(2)
ENSCO DS-8	161.4	384.4	—	—	545.8
ENSCO DS-9	157.4	375.0	—	—	532.4
ENSCO DS-10	206.0	310.3	—	—	516.3
ENSCO 110	41.0	166.2	—	—	207.2
ENSCO 123	53.5	—	217.0	—	270.5
ENSCO 140	78.4	78.9	39.2	—	196.5
ENSCO 141	39.2	38.7	117.6	—	195.5
	$736.9	$1,353.5	$373.8	$—	$2,464.2

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through December 31, 2014.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, are $42.8 million. We currently estimate these payments will be made during 2015.

The timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

ENSCO 29 Wreck Removal

During 2005, a portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina. In June 2014, we received a letter from an operator demanding that Ensco retrieve the derrick and drawworks from the seabed.

Our property insurance policies include coverage for the ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies. We believe that it is not probable a liability exists with respect to this matter, and no liability has been recorded on our consolidated balance sheet as of December 31, 2014. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

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

The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. During 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Prior to the settlement we incurred legal fees of $3.6 million for this matter. During 2014, we paid the remaining $6.4 million of our deductible under our liability insurance policy, which was included in (loss) income from discontinued operations, net in our consolidated statement of operations for the year ended December 31, 2013. The remaining $3.2 million was paid by our underwriters under the terms of the related insurance policies.

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

During 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents and final documentation for the individual plaintiffs are being processed.
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

In addition to the pending cases in Illinois, Mississippi, Texas, Louisiana and the UK, we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2014 totaled $263.9 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2014, we had not been required to make collateral deposits with respect to these agreements.

12.  SALE-LEASEBACK

In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which were contracted to Pemex. We received proceeds of $211.8 million and incurred commissions and other incremental, direct costs of $5.3 million. The carrying value of these rigs was $169.6 million.

In connection with this sale, we executed charter agreements with the purchaser to continue operating the rigs for the remainder of the Pemex contracts, which have anticipated completion dates in either late 2015 or 2016. We accounted for the transaction as a sale-leaseback, whereby we will retain a significant portion of the remaining use of the rigs as a result of the charter agreements.

We recorded an aggregate gain on sale of $7.5 million at the time of disposal, which represented the portion of the gain that exceeded the present value of payments due under the charter agreements, and was included in contract drilling expense in our consolidated statement of operations for the year ended December 31, 2014. The remaining $29.4 million gain was deferred and amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $7.0 million was recognized in contract drilling expense in our consolidated statement of operations for the year ended December 31, 2014 and $22.4 million was included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2014.

Due to our charter agreements with the purchaser, we expect to have significant continuing involvement and cash flows related to ENSCO 83, ENSCO 89 and ENSCO 98; therefore, the operating results for these rigs were included in income from continuing operations within the Jackup segment for periods prior to the date of sale (September 30, 2014). Operating results for periods beginning after September 30, 2014 were included in income from continuing operations within the Other segment. The proceeds from the sale of these rigs were included in investing activities of continuing operations in our consolidated statement of cash flows for the year ended December 31, 2014.

At the time of sale, we expected to also have significant continuing involvement and cash flows related to ENSCO 93; therefore, the operating results for the rig were included in income from continuing operations within the Jackup segment at September 30, 2014. Based on market developments during the fourth quarter, we now expect that the ENSCO 93 charter agreement will terminate prior to September 30, 2015. As a result, the loss on sale of $1.2 million and ENSCO 93 operating results were reclassified to (loss) income from discontinued operations, net in our consolidated statements of operations for the three-year period December 31, 2014. The proceeds from the sale were included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2014. See "Note 10 - Discontinued Operations" for additional information.

13.  SEGMENT INFORMATION

    Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for each of the years in the three-year period ended December 31, 2014 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Year Ended December 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,697.6	$1,774.6	$92.3	$4,564.5	$—	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	1,201.2	807.4	68.3	2,076.9	—	2,076.9
Loss on impairment	3,982.3	236.4	—	4,218.7	—	4,218.7
Depreciation	358.1	171.2	—	529.3	8.6	537.9
General and administrative	—	—	—	—	131.9	131.9
Operating (loss) income	$(2,844.0)	$559.6	$24.0	$(2,260.4)	$(140.5)	$(2,400.9)
Property and equipment, net	$9,462.3	$2,995.3	$—	$12,457.6	$77.2	$12,534.8
Capital expenditures	$856.2	$667.7	$—	$1,523.9	$44.9	$1,568.8

Year Ended December 31, 2013

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,659.6	$1,588.7	$75.1	$4,323.4	$—	$4,323.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,126.0	762.6	58.5	1,947.1	—	1,947.1
Depreciation	342.2	147.5	—	489.7	6.5	496.2
General and administrative	—	—	—	—	146.8	146.8
Operating income (loss)	$1,191.4	$678.6	$16.6	$1,886.6	$(153.3)	$1,733.3
Property and equipment, net	$11,303.4	$2,961.6	$—	$14,265.0	$46.0	$14,311.0
Capital expenditures	$1,028.6	$708.3	$—	$1,736.9	$26.6	$1,763.5

Year Ended December 31, 2012

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,149.1	$1,406.9	$82.8	$3,638.8	$—	$3,638.8
Operating expenses
Contract drilling (exclusive of depreciation)	894.5	687.2	61.1	1,642.8	—	1,642.8
Depreciation	283.3	151.6	—	434.9	8.9	443.8
General and administrative	—	—	—	—	148.9	148.9
Operating income (loss)	$971.3	$568.1	$21.7	$1,561.1	$(157.8)	$1,403.3
Property and equipment, net	$10,727.6	$2,389.8	$—	$13,117.4	$28.2	$13,145.6
Capital expenditures	$1,519.4	$191.1	$—	$1,710.5	$2.7	$1,713.2

Information about Geographic Areas

As of December 31, 2014, our Floaters segment consisted of seven drillships, 13 dynamically positioned semisubmersible rigs and five moored semisubmersible rigs deployed in various locations throughout North and South America, Middle East and Africa, Asia Pacific, Europe and the Mediterranean and Brazil. Additionally, our Floaters segment included three ultra-deepwater drillships under construction in South Korea.

Our Jackups segment consisted of 42 jackup rigs, of which 38 were deployed in various locations throughout North and South America, Middle East and Africa, Asia Pacific and Europe and the Mediterranean and four of which were under construction in Singapore and the United Arab Emirates.

As of December 31, 2014, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters(1)	Jackups(1)	Total(2)
North & South America (excluding Brazil)	9	8	17
Middle East & Africa	4	11	15
Europe & the Mediterranean	4	11	15
Asia & Pacific Rim	4	8	12
Asia & Pacific Rim (under construction)	3	2	5
Brazil	4	—	4
Middle East & Africa (under construction)	—	2	2
Total	28	42	70

(1)	The five floaters and two jackups classified as "held for sale" as of December 31, 2014 are included in the table above.

(2)	We provide management services on six rigs owned by third-parties not included in the table above.

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

Information by country for those countries that account for more than 10% of total revenues or 10% of our long-lived assets was as follows (in millions):

	Revenues			Long-lived Assets
	2014	2013	2012	2014	2013	2012
United States	$1,712.4	$1,687.2	$1,265.5	$5,240.4	$4,617.8	$4,525.9
Angola	607.9	365.9	190.0	1,913.5	2,543.7	2,147.2
Brazil	459.1	683.7	776.3	1,459.0	2,447.5	2,911.3
Other countries	1,785.1	1,586.6	1,407.0	3,921.9	4,702.0	3,561.2
Total	$4,564.5	$4,323.4	$3,638.8	$12,534.8	$14,311.0	$13,145.6

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Trade	$878.8	$869.8
Other	15.9	14.3
	894.7	884.1
Allowance for doubtful accounts	(11.4)	(28.4)
	$883.3	$855.7

Other current assets as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Inventory	240.3	256.4
Assets held for sale	152.4	8.6
Prepaid taxes	90.6	88.1
Deferred costs	61.9	47.4
Deferred tax assets	43.8	23.1
Prepaid expenses	33.8	18.5
Derivative assets	.6	11.6
Other	6.0	10.2
	$629.4	$463.9

Assets held for sale primarily consists of drilling rigs and equipment. See "Note 3 - Property and Equipment" for additional information on the assets classified as "held for sale" on our balance sheet as of December 31, 2014.

Other assets, net, as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Deferred costs	$82.3	$59.1
Intangible assets	49.0	83.8
Supplemental executive retirement plan assets	43.2	37.7
Prepaid taxes on intercompany transfers of property	39.7	50.2
Deferred tax assets	38.4	25.2
Warranty and other claim receivables	30.6	30.6
Unbilled receivables	18.6	51.9
Other	12.4	14.2
	$314.2	$352.7

      Accrued liabilities and other as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Deferred revenue	241.3	169.8
Personnel costs	214.0	242.0
Taxes	97.0	84.2
Accrued interest	83.8	68.0
Derivative liabilities	24.1	10.4
Advance payment received on sale of assets	—	33.0
Customer pre-payments	—	20.0
Other	36.4	31.3
	$696.6	$658.7

Other liabilities as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Deferred revenue	$373.2	$217.6
Unrecognized tax benefits (inclusive of interest and penalties)	142.4	148.0
Supplemental executive retirement plan liabilities	45.1	40.5
Intangible liabilities	40.7	69.1
Personnel costs	26.1	37.2
Other	39.8	33.3
	$667.3	$545.7

Accumulated other comprehensive income as of December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Derivative Instruments	$8.0	$20.6
Other	3.9	(2.4)
	$11.9	$18.2

Consolidated Statement of Operations Information

Repair and maintenance expense related to continuing operations for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
Repair and maintenance expense	$357.2	$287.8	$276.3

Consolidated Statement of Cash Flows Information

Net cash provided by operating activities of continuing operations attributable to the net change in operating assets and liabilities for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
Increase (decrease) in liabilities	208.2	(10.3)	312.3
(Increase) decrease in other assets	(76.4)	(94.1)	67.8
(Increase) decrease in accounts receivable	(38.5)	(46.7)	59.1
	$93.3	$(151.1)	$439.2

Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
Interest, net of amounts capitalized	$170.0	$182.2	$150.7
Income taxes	218.2	195.4	77.9

Capitalized interest totaled $78.2 million, $67.7 million and $105.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditure accruals totaling $137.2 million, $111.8 million and $110.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from investing activities in our consolidated statements of cash flows.

Amortization of intangibles and other, net, included amortization of intangible assets and liabilities related to the estimated fair values of acquired Company firm drilling contracts in place at the Pride acquisition date, debt premiums related to the fair value adjustment of acquired Company debt instruments, deferred charges for income taxes incurred on intercompany transfers of drilling rigs and certain other deferred costs.

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents and investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within management's expectations. During 2014, we insured certain receivables deemed to have a higher credit risk. We mitigate our credit risk relating to cash and investments by focusing on diversification and quality of instruments. Cash equivalents and short-term investments consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents and short-term investments is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

During 2014, BP accounted for $723.9 million, or 16%, of our consolidated revenues, 80% of which were attributable to our Floaters segment.

During 2013, Petrobras accounted for $604.8 million, or 14%, of consolidated revenues, all of which were provided by our Floaters segment, and BP accounted for $444.9 million, or 10%, of consolidated revenues, 84% of which were attributable to our Floaters segment.

During 2012, Petrobras accounted for $771.9 million, or 21%, of our consolidated revenues, all of which were attributable to our Floaters segment.

During 2014, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $1.7 billion, or 38%, of our consolidated revenues, of which 79% were provided by our Floaters segment. Revenues provided by our drilling operations in Angola and Brazil during the year ended December 31, 2014 totaled $607.9 million and $459.1 million, or 13% and 10%, of our consolidated revenues, all of which were provided by our Floaters segment.

During 2013, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $1.7 billion, or 39%, of our consolidated revenues, of which 77% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the year ended December 31, 2013 totaled $683.7 million, or 16%, of our consolidated revenue, all of which were provided by our Floaters segment.

During 2012, revenues provided by our drilling operations in the U.S. Gulf of Mexico totaled $1.3 billion, or 35%, of our consolidated revenues, of which 75% were provided by our Floaters segment. Revenues provided by our drilling operations in Brazil during the year ended December 31, 2012 totaled $776.3 million, or 21%, of our consolidated revenues, all of which were provided by our Floaters segment.

15.  GUARANTEE OF REGISTERED SECURITIES

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of December 31, 2014. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% Debentures due 2027 issued by Ensco Delaware in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of December 31, 2014.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present our condensed consolidating statements of operations for each of the years in the three-year period ended December 31, 2014; our condensed consolidating statements of comprehensive (loss) income for each of the years in the three-year period ended December 31, 2014; our condensed consolidating balance sheets as of December 31, 2014 and 2013; and our condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2014, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2014 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$34.5	$145.4	$—	$4,683.0	$(298.4)	$4,564.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	31.8	145.4	—	2,198.1	(298.4)	2,076.9
Loss on impairment	—	—	—	4,218.7	—	4,218.7
Depreciation	.2	7.6	—	530.1	—	537.9
General and administrative	52.0	.4	—	79.5	—	131.9
OPERATING (LOSS) INCOME	(49.5)	(8.0)	—	(2,343.4)	—	(2,400.9)
OTHER (EXPENSE) INCOME, NET	(67.0)	(43.3)	(54.7)	17.1	—	(147.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(116.5)	(51.3)	(54.7)	(2,326.3)	—	(2,548.8)
INCOME TAX (BENEFIT) EXPENSE	—	(44.9)	—	185.4	—	140.5
DISCONTINUED OPERATIONS, NET	—	—	—	(1,199.2)	—	(1,199.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(3,786.1)	(3,651.0)	(3,744.3)	—	11,181.4	—
NET LOSS	(3,902.6)	(3,657.4)	(3,799.0)	(3,710.9)	11,181.4	(3,888.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(14.1)	—	(14.1)
NET LOSS ATTRIBUTABLE TO ENSCO	$(3,902.6)	$(3,657.4)	$(3,799.0)	$(3,725.0)	$11,181.4	$(3,902.6)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$35.0	$149.4	$—	$4,446.4	$(307.4)	$4,323.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	27.5	149.4	—	2,077.6	(307.4)	1,947.1
Depreciation	.3	4.0	—	491.9	—	496.2
General and administrative	63.5	.5	—	82.8	—	146.8
OPERATING (LOSS) INCOME	(56.3)	(4.5)	—	1,794.1	—	1,733.3
OTHER (EXPENSE) INCOME, NET	(65.6)	(9.4)	(27.9)	2.8	—	(100.1)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(121.9)	(13.9)	(27.9)	1,796.9	—	1,633.2
INCOME TAX EXPENSE	—	92.5	—	110.6	—	203.1
DISCONTINUED OPERATIONS, NET	—	—	—	(2.2)	—	(2.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,540.1	366.2	111.6	—	(2,017.9)	—
NET INCOME	1,418.2	259.8	83.7	1,684.1	(2,017.9)	1,427.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(9.7)	—	(9.7)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,418.2	$259.8	$83.7	$1,674.4	$(2,017.9)	$1,418.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$44.0	$147.6	$—	$3,767.3	$(320.1)	$3,638.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	51.2	147.6	—	1,764.1	(320.1)	1,642.8
Depreciation	.4	3.5	—	439.9	—	443.8
General and administrative	63.8	.4	—	84.7	—	148.9
OPERATING (LOSS) INCOME	(71.4)	(3.9)	—	1,478.6	—	1,403.3
OTHER (EXPENSE) INCOME, NET	(41.8)	(7.0)	(50.0)	.2	—	(98.6)
(LOSS) INCOME BEFORE INCOME TAXES	(113.2)	(10.9)	(50.0)	1,478.8	—	1,304.7
INCOME TAX EXPENSE	—	68.8	—	159.8	—	228.6
DISCONTINUED OPERATIONS, NET	—	—	—	100.6		100.6
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,282.9	335.9	239.2	—	(1,858.0)	—
NET INCOME	1,169.7	256.2	189.2	1,419.6	(1,858.0)	1,176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$256.2	$189.2	$1,412.6	$(1,858.0)	$1,169.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2014
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(3,902.6)	$(3,657.4)	$(3,799.0)	$(3,710.9)	$11,181.4	$(3,888.5)
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(11.7)	—	—	—	(11.7)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(.9)	—	—	—	(.9)
Other	—	—	—	6.3	—	6.3
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(12.6)	—	6.3	—	(6.3)

COMPREHENSIVE LOSS	(3,902.6)	(3,670.0)	(3,799.0)	(3,704.6)	11,181.4	(3,894.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(14.1)	—	(14.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(3,902.6)	$(3,670.0)	$(3,799.0)	$(3,718.7)	$11,181.4	$(3,908.9)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2012
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$1,169.7	$256.2	$189.2	$1,419.6	$(1,858.0)	$1,176.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	6.3	—	2.4	—	8.7
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	—	.2	—	(.2)	—	—
Other	—	—	—	2.8	—	2.8
NET OTHER COMPREHENSIVE INCOME	—	6.5	—	5.0	—	11.5

COMPREHENSIVE INCOME	1,169.7	262.7	189.2	1,424.6	(1,858.0)	1,188.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.0)	—	(7.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$1,169.7	$262.7	$189.2	$1,417.6	$(1,858.0)	$1,181.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2014 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287.4	$—	$90.8	$286.6	$—	$664.8
Short-term investments	712.0	—	—	45.3	—	757.3
Accounts receivable, net	—	—	—	883.3	—	883.3
Accounts receivable from affiliates	34.5	210.4	—	134.6	(379.5)	—
Other	4.1	86.9	—	538.4	—	629.4
Total current assets	1,038.0	297.3	90.8	1,888.2	(379.5)	2,934.8
PROPERTY AND EQUIPMENT, AT COST	2.1	71.5	—	14,901.9	—	14,975.5
Less accumulated depreciation	1.7	34.1	—	2,404.9	—	2,440.7
Property and equipment, net	.4	37.4	—	12,497.0	—	12,534.8
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	2,873.2	4,748.2	1,835.0	6,308.8	(15,765.2)	—
INVESTMENTS IN AFFILIATES	9,084.8	1,233.5	461.6	—	(10,779.9)	—
OTHER ASSETS, NET	17.0	47.4	—	249.8	—	314.2
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47.8	$42.8	$34.3	$944.9	$—	$1,069.8
Accounts payable to affiliates	23.5	158.3	—	197.7	(379.5)	—
Current maturities of long-term debt	—	—	—	34.8	—	34.8
Total current liabilities	71.3	201.1	34.3	1,177.4	(379.5)	1,104.6
DUE TO AFFILIATES	994.8	3,817.4	1,547.7	9,405.3	(15,765.2)	—
LONG-TERM DEBT	3,724.4	149.2	1,973.2	38.8	—	5,885.6
DEFERRED INCOME TAXES	—	176.8	—	2.7	—	179.5
OTHER LIABILITIES	—	6.1	7.0	654.2	—	667.3
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,222.9	2,013.2	(1,174.8)	9,933.6	(10,779.9)	8,215.0
NONCONTROLLING INTERESTS	—	—	—	7.9	—	7.9
Total equity	8,222.9	2,013.2	(1,174.8)	9,941.5	(10,779.9)	8,222.9
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46.5	$.5	$4.9	$113.7	$—	$165.6
Short-term investments	—	—	—	50.0	—	50.0
Accounts receivable, net	—	—	—	855.7	—	855.7
Accounts receivable from affiliates	1,235.0	213.8	5.5	4,169.2	(5,623.5)	—
Other	3.2	61.3	—	399.4	—	463.9
Total current assets	1,284.7	275.6	10.4	5,588.0	(5,623.5)	1,535.2
PROPERTY AND EQUIPMENT, AT COST	2.1	34.3	—	17,462.1	—	17,498.5
Less accumulated depreciation	1.5	26.5	—	3,159.5	—	3,187.5
Property and equipment, net	.6	7.8	—	14,302.6	—	14,311.0
GOODWILL	—	—	—	3,274.0	—	3,274.0
DUE FROM AFFILIATES	4,876.8	4,236.0	1,898.0	5,069.7	(16,080.5)	—
INVESTMENTS IN AFFILIATES	13,830.1	4,868.6	4,092.2	—	(22,790.9)	—
OTHER ASSETS, NET	8.8	60.1	—	283.8	—	352.7
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31.5	$9.1	$34.2	$925.0	$—	$999.8
Accounts payable to affiliates	3,666.1	549.7	—	1,407.7	(5,623.5)	—
Current maturities of long-term debt	—	—	—	47.5	—	47.5
Total current liabilities	3,697.6	558.8	34.2	2,380.2	(5,623.5)	1,047.3
DUE TO AFFILIATES	1,030.8	2,760.4	1,331.1	10,958.2	(16,080.5)	—
LONG-TERM DEBT	2,473.7	149.1	2,007.8	88.3	—	4,718.9
DEFERRED INCOME TAXES	—	358.3	—	3.8	—	362.1
OTHER LIABILITIES	—	2.3	8.7	534.7	—	545.7
ENSCO SHAREHOLDERS' EQUITY	12,798.9	5,619.2	2,618.8	14,545.6	(22,790.9)	12,791.6
NONCONTROLLING INTERESTS	—	—	—	7.3	—	7.3
Total equity	12,798.9	5,619.2	2,618.8	14,552.9	(22,790.9)	12,798.9
	$20,001.0	$9,448.1	$6,000.6	$28,518.1	$(44,494.9)	$19,472.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2014 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(63.8)	$(167.6)	$(90.9)	$2,380.2	$—	$2,057.9
INVESTING ACTIVITIES
Additions to property and equipment	—	(37.2)	—	(1,531.6)	—	(1,568.8)
Purchases of short-term investments	(716.1)	—	—	(74.5)	—	(790.6)
Net proceeds from disposition of assets	—	—	—	169.2	—	169.2
Maturities of short-term investments	—	—	—	83.3	—	83.3
Net cash used in investing activities of continuing operations	(716.1)	(37.2)	—	(1,353.6)	—	(2,106.9)
FINANCING ACTIVITIES
Proceeds from debt issuance	1,246.4	—	—	—	—	1,246.4
Cash dividends paid	(703.0)	—	—	—	—	(703.0)
Reduction of long-term borrowings	—	—	—	(60.1)	—	(60.1)
Debt financing costs	(13.4)	—	—	—	—	(13.4)
Proceeds from exercise of share options	2.6	—	—	—	—	2.6
Advances from (to) affiliates	501.9	204.3	176.8	(883.0)	—	—
Other	(13.7)	—	—	(16.1)	—	(29.8)
Net cash provided by (used in) financing activities	1,020.8	204.3	176.8	(959.2)	—	442.7
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(3.8)	—	(3.8)
Investing activities	—	—	—	109.3	—	109.3
Net cash provided by discontinued operations	—	—	—	105.5	—	105.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240.9	(0.5)	85.9	172.9	—	499.2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46.5	0.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$287.4	$—	$90.8	$286.6	$—	$664.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2013 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(114.8)	$(128.7)	$(62.9)	$2,117.6	$—	$1,811.2
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,763.5)	—	(1,763.5)
Purchases of short-term investments	—	—	—	(50.0)	—	(50.0)
Maturities of short-term investments	—	—	—	50.0	—	50.0
Net proceeds from disposition of assets	—	(4.1)	—	10.1	—	6.0
Net cash used in investing activities of continuing operations	—	(4.1)	—	(1,753.4)	—	(1,757.5)
FINANCING ACTIVITIES
Cash dividends paid	(525.6)	—	—	—	—	(525.6)
Reduction of long-term borrowings	—	—	—	(47.5)	—	(47.5)
Proceeds from exercise of share options	22.3	—	—	—	—	22.3
Debt financing costs	—	(4.6)	—	—	—	(4.6)
Advances from (to) affiliates	407.2	136.2	(17.2)	(526.2)	—	—
Other	(14.4)	—	—	(7.3)	—	(21.7)
Net cash (used in) provided by financing activities	(110.5)	131.6	(17.2)	(581.0)	—	(577.1)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	169.3	—	169.3
Investing activities	—	—	—	32.8	—	32.8
Net cash provided by discontinued operations	—	—	—	202.1	—	202.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.2)	—	(.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(225.3)	(1.2)	(80.1)	(14.9)	—	(321.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	271.8	1.7	85.0	128.6	—	487.1
CASH AND CASH EQUIVALENTS, END OF YEAR	$46.5	$.5	$4.9	$113.7	$—	$165.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2012 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(71.6)	$(38.2)	$(21.6)	$2,086.0	$—	$1,954.6
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,713.2)	—	(1,713.2)
Purchases of short-term investments	—	—	—	(90.0)	—	(90.0)
Maturities of short-term investments	—	—	—	44.5	—	44.5
Net proceeds from disposition of assets	(.3)	.4	—	3.1	—	3.2
Net cash (used in) provided by investing activities of continuing operations	(.3)	.4	—	(1,755.6)	—	(1,755.5)
FINANCING ACTIVITIES
Cash dividends paid	(348.1)	—	—	—	—	(348.1)
Commercial paper borrowings, net	(125.0)	—	—	—	—	(125.0)
Equity issuance cost	66.7	—	—	—	—	66.7
Reduction of long-term borrowings	—	—	—	(47.5)	—	(47.5)
Proceeds from exercise of share options	23.9	11.9	—	—	—	35.8
Advances from (to) affiliates	501.2	27.6	84.0	(612.8)	—	—
Other	(11.6)	—	—	(5.8)	—	(17.4)
Net cash provided by (used in) financing activities	107.1	39.5	84.0	(666.1)	—	(435.5)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	232.5	—	232.5
Investing activities	—	—	—	58.3	—	58.3
Net cash provided by discontinued operations	—	—	—	290.8	—	290.8
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.0	—	2.0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35.2	1.7	62.4	(42.9)	—	56.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	236.6	—	22.6	171.5	—	430.7
CASH AND CASH EQUIVALENTS, END OF YEAR	$271.8	$1.7	$85.0	$128.6	$—	$487.1

16.  UNAUDITED QUARTERLY FINANCIAL DATA

The following tables summarize our unaudited quarterly consolidated income statement data for the years ended December 31, 2014 and 2013 (in millions, except per share amounts):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$1,066.7	$1,136.6	$1,201.4	$1,159.8	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	520.2	542.5	500.2	514.0	2,076.9
Loss on impairment	—	703.5	—	3,515.2	4,218.7
Depreciation	131.1	132.2	135.2	139.4	537.9
General and administrative	38.1	36.2	29.3	28.3	131.9
Operating income	377.3	(277.8)	536.7	(3,037.1)	(2,400.9)
Other expense, net	(29.1)	(30.8)	(38.4)	(49.6)	(147.9)
Income (loss) from continuing operations before income taxes	348.2	(308.6)	498.3	(3,086.7)	(2,548.8)
Income tax expense (benefit)	49.5	42.6	74.6	(26.2)	140.5
Income (loss) from continuing operations	298.7	(351.2)	423.7	(3,060.5)	(2,689.3)
(Loss) income from discontinued operations, net	(2.0)	(818.4)	9.2	(388.0)	(1,199.2)
Net income (loss)	296.7	(1,169.6)	432.9	(3,448.5)	(3,888.5)
Net income attributable to noncontrolling interests	(4.2)	(3.1)	(3.5)	(3.3)	(14.1)
Net income (loss) attributable to Ensco	$292.5	$(1,172.7)	$429.4	$(3,451.8)	$(3,902.6)
Earnings (loss) per share – basic
Continuing operations	$1.26	$(1.53)	$1.79	$(13.22)	$(11.70)
Discontinued operations	(0.01)	(3.54)	0.04	(1.67)	(5.18)
	$1.25	$(5.07)	$1.83	$(14.89)	$(16.88)
Earnings (loss) per share – diluted
Continuing operations	$1.26	$(1.53)	$1.79	$(13.22)	$(11.70)
Discontinued operations	(0.01)	(3.54)	0.04	(1.67)	(5.18)
	$1.25	$(5.07)	$1.83	$(14.89)	$(16.88)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$989.4	$1,076.1	$1,119.9	$1,138.0	$4,323.4
Operating expenses
Contract drilling (exclusive of depreciation)	451.4	496.1	499.2	500.4	1,947.1
Depreciation	120.0	124.0	124.7	127.5	496.2
General and administrative	37.8	36.4	37.4	35.2	146.8
Operating income	380.2	419.6	458.6	474.9	1,733.3
Other expense, net	(29.8)	(39.8)	(1.6)	(28.9)	(100.1)
Income from continuing operations before income taxes	350.4	379.8	457.0	446.0	1,633.2
Income tax expense	47.8	43.2	67.5	44.6	203.1
Income from continuing operations	302.6	336.6	389.5	401.4	1,430.1
Income (loss) from discontinued operations, net	17.3	26.0	(8.1)	(37.4)	(2.2)
Net income	319.9	362.6	381.4	364.0	1,427.9
Net income attributable to noncontrolling interests	(2.8)	(1.7)	(2.6)	(2.6)	(9.7)
Net income attributable to Ensco	$317.1	$360.9	$378.8	$361.4	$1,418.2
Earnings (loss) per share – basic
Continuing operations	$1.29	$1.44	$1.66	$1.71	$6.09
Discontinued operations	0.07	0.11	(0.04)	(0.16)	(0.01)
	$1.36	$1.55	$1.62	$1.55	$6.08
Earnings (loss) per share – diluted
Continuing operations	$1.29	$1.44	$1.66	$1.70	$6.08
Discontinued operations	0.07	0.11	(0.04)	(0.16)	(0.01)
	$1.36	$1.55	$1.62	$1.54	$6.07

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

During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the Board of Directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	270,408	$43.81	7,745,278
Equity compensation plans not approved by security holders(2)	201,555	37.43	—
Total	471,963	$41.09	7,745,278

(1)
Under the 2012 LTIP, 7.7 million shares remained available for future issuances of non-vested share awards, share option awards and performance awards as of December 31, 2014.  Our performance awards granted prior to 2013 may be settled in Ensco shares, cash or a combination thereof. Performance awards granted in 2013 and 2014 will be settled in Ensco shares.

(2)
In connection with the Pride acquisition, we assumed Pride’s option plan and the outstanding options thereunder. As of December 31, 2014, options to purchase 201,555 shares at a weighted-average exercise price of $37.43 per share were outstanding under this plan. No shares are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	1. Financial Statements
	Reports of Independent Registered Public Accounting Firm	79
	Consolidated Statements of Operations	81
	Consolidated Statements of Comprehensive Income	82
	Consolidated Balance Sheets	83
	Consolidated Statements of Cash Flows	84
	Notes to Consolidated Financial Statements	85
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

4.1
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Deutsche Bank Trust Company Americas (successor to Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.2
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Deutsche Bank Trust Company Americas (successor to Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 1997, File No. 1-8097).

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

4.6
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank), as Trustee, including the form of note issued pursuant thereto (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

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

4.13
Second Supplemental Indenture, dated as of September 29, 2014, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.14	Form of Note for 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.15	Form of Note for 5.75% Senior Notes due 2044 (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.16
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

4.18	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

10.1
Fourth Amended and Restated Credit Agreement, dated May 7, 2013, by and among Ensco plc, and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dates as of September 30, 2014, by and among Ensco plc, and Pride International, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on October 1, 2014 File No. 1-8097).

+10.3
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.4
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.5
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.6
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.7
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.8
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

+10.11
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.12
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

+10.15	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.16
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.17	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.18
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

+10.23
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.24
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

+10.27
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.28
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

+10.30
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.31
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.32
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

+10.34
ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.35
Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.36
Amendment No. 2 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated November 4, 2008 (incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.37
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

+10.40
ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement (As Revised and Restated Effective January 1, 2004), dated August 27, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.41
ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.42
Amendment No. 1 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.43
Amendment No. 2 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.44
Amendment No. 3 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.45
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

+10.47
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

+10.50
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

+10.53	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.54
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

+10.56
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.57
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.58
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.59
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2013, File No. 1-8097).

+10.60
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.61	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

*+10.62	Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 10, 2014.

+10.63
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

+10.68	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.69
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.70
Amendment to the Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated December 22, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.71
Restated and Superseding Employment Agreement, dated as of November 13, 2013, between Daniel W. Rabun and Ensco plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2013, File No. 1-8097).

+10.72
Employment Offer Letter between ENSCO International Incorporated and Mark Burns, dated May 19, 2008 and accepted on May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.73
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.74	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.75	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.80
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.81
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

+10.82
Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc.(incorporated by reference to Exhibit 10.80 of the Registrant's Annual Report on Form 10-K filed on February 26, 2014, File No. 1-8097).

+10.83
Deed of Variation among Ensco Global Resources Limited, Carl Trowell and Ensco Services Limited, dated June 2, 2014, together with the Employment Agreement between Ensco Global Resources Limited and Carl Trowell, dated May 3, 2014 and attached as a schedule to the Deed of Variation (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

+10.84
Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

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

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 2, 2015.

Ensco plc (Registrant)

By /s/ CARL G. TROWELL Carl G. Trowell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL G. TROWELL Carl G. Trowell	Chief Executive Officer and President	March 2, 2015

/s/ DANIEL W. RABUN Daniel W. Rabun	Chairman	March 2, 2015

/s/ J. RODERICK CLARK J. Roderick Clark	Director	March 2, 2015

/s/ MARY E. FRANCIS CBE Mary E. Francis CBE	Director	March 2, 2015

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	March 2, 2015

/s/ FRANCIS S. KALMAN Francis S. Kalman	Director	March 2, 2015

/s/ KEITH O. RATTIE Keith O. Rattie	Director	March 2, 2015

/s/ PAUL E. ROWSEY, III Paul E. Rowsey, III	Director	March 2, 2015

/s/ JAMES W. SWENT III James W. Swent III	Executive Vice President and Chief Financial Officer (principal financial officer)	March 2, 2015

/s/ JONATHAN H. BAKSHT Jonathan H. Baksht	Vice President - Finance	March 2, 2015

/s/ ROBERT W. EDWARDS III Robert W. Edwards III	Controller (principal accounting officer)	March 2, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

4.1
Indenture, dated November 20, 1997, between ENSCO International Incorporated and Deutsche Bank Trust Company Americas (successor to Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 24, 1997, File No. 1-8097).

4.2
First Supplemental Indenture, dated November 20, 1997, between ENSCO International Incorporated and Deutsche Bank Trust Company Americas (successor to Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 1997, File No. 1-8097).

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

4.6
First Supplemental Indenture, dated July 7, 2004, between Pride International, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank), as Trustee, including the form of note issued pursuant thereto (incorporated by reference to Exhibit 4.2 to Pride's Registration Statement on Form S-4 filed on August 10, 2004, File No. 333-118104).

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

4.13
Second Supplemental Indenture, dated as of September 29, 2014, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.14	Form of Note for 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.15	Form of Note for 5.75% Senior Notes due 2044 (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.16
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

4.18	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

10.1
Fourth Amended and Restated Credit Agreement, dated May 7, 2013, by and among Ensco plc, and Pride International, Inc., as Borrowers, the Banks named therein, Citibank, N.A., as Administrative Agent, DNB Bank ASA, as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, NA and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., DNB Markets, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2013, File No. 1-8097).

10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dates as of September 30, 2014, by and among Ensco plc, and Pride International, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on October 1, 2014 File No. 1-8097).

+10.3
Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 10.21 to Pride's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

+10.4
Amendment to Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005) (incorporated by reference to Exhibit 4.37 to the Registrant's Registration Statement on Form S-8 filed on May 31, 2011, File No. 333-174611).

+10.5
2012 Amendment to the Pride International, Inc. 1998 Long-Term Incentive Plan (As Amended and Restated Effective February 17, 2005 and As Assumed by Ensco plc as of May 31, 2011), effective May 14, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.6
Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated Effective March 26, 2008) (incorporated by reference to Appendix B to Pride's Proxy Statement on Schedule 14A filed on April 9, 2008, File No. 1-13289).

+10.7
First Amendment to the Pride International, Inc. 2004 Directors' Stock Incentive Plan (As Amended and Restated March 26, 2008), effective August 14, 2008 (incorporated by reference to Exhibit 10.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-13289).

+10.8
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

+10.11
First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan (As Amended and Restated Effective March 16, 2010), effective August 13, 2010 (incorporated by reference to Exhibit 10.1 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-13289).

+10.12
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

+10.15	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.16
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.17	ENSCO International Incorporated 1998 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 filed on July 7, 1998, File No. 333-58625).

+10.18
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

+10.23
2012 Amendment to the ENSCO International Incorporated 1998 Incentive Plan (As Amended on August 23, 2011, and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.24
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

+10.27
Amendment No. 3 to the ENSCO International Incorporated 2000 Stock Option Plan, dated January 1, 2003 (formerly known as the Chiles Offshore Inc. 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8097).

+10.28
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

+10.30
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.31
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.32
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

+10.34
ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.35
Amendment No. 1 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated March 11, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.36
Amendment No. 2 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated November 4, 2008 (incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.37
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

+10.40
ENSCO Supplemental Executive Retirement Plan and Non-Employee Director Deferred Compensation Plan Trust Agreement (As Revised and Restated Effective January 1, 2004), dated August 27, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.41
ENSCO 2005 Non-Employee Director Deferred Compensation Plan, effective January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.42
Amendment No. 1 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.43
Amendment No. 2 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated November 4, 2008 (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8097).

+10.44
Amendment No. 3 to the ENSCO 2005 Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.45
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

+10.47
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

+10.50
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

+10.53	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.54
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

+10.56
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.57
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.58
Third Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.59
Fourth Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2013, File No. 1-8097).

+10.60
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.61	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

*+10.62	Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan, dated November 10, 2014.

+10.63
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

+10.68	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.69
Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated January 13, 2006 and accepted on February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 6, 2006, File No. 1-8097).

+10.70
Amendment to the Employment Offer Letter Agreement between ENSCO International Incorporated and Daniel W. Rabun, dated December 22, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.71
Restated and Superseding Employment Agreement, dated as of November 13, 2013, between Daniel W. Rabun and Ensco plc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 19, 2013, File No. 1-8097).

+10.72
Employment Offer Letter between ENSCO International Incorporated and Mark Burns, dated May 19, 2008 and accepted on May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8097).

+10.73
Employment Offer Letter between ENSCO International Incorporated and Carey Lowe, dated June 23, 2008 and accepted July 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8097).

+10.74	Summary of Relocation Benefits of Certain Executive Officers (incorporated by reference to Item 5.02 to the Registrant's Current Report on Form 8-K filed on December 1, 2009, File No. 1-8097).

+10.75	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.76
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.77
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

+10.78
Separation Agreement, dated as of January 10, 2014, between Kevin C. Robert and Ensco plc.(incorporated by reference to Exhibit 10.80 of the Registrant's Annual Report on Form 10-K filed on February 26, 2014, File No. 1-8097).

+10.79
Deed of Variation among Ensco Global Resources Limited, Carl Trowell and Ensco Services Limited, dated June 2, 2014, together with the Employment Agreement between Ensco Global Resources Limited and Carl Trowell, dated May 3, 2014 and attached as a schedule to the Deed of Variation (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

+10.80
Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

*12.1	Computation of ratio of earnings to fixed charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

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