Form 10-Q
period 2015-03-31
Ensco plc
filed 2015-04-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-08097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 23, 2015, there were 234,291,051 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

•	possible cancellation, suspension or termination of drilling contracts as a result of mechanical difficulties, performance, termination without cause or other reasons;

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

•	delays in actual contract commencement dates or the cancellation of drilling programs by operators;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset and/or goodwill impairments.

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2014, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
April 30, 2015

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES	$1,163.9	$1,066.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	518.3	520.2
Depreciation	137.1	131.1
General and administrative	30.1	38.1
	685.5	689.4
OPERATING INCOME	478.4	377.3
OTHER INCOME (EXPENSE)
Interest income	2.4	3.6
Interest expense, net	(52.4)	(34.6)
Other, net	(22.6)	1.9
	(72.6)	(29.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	405.8	348.2
PROVISION FOR INCOME TAXES
Current income tax expense	62.7	55.2
Deferred income tax expense (benefit)	15.0	(5.7)
	77.7	49.5
INCOME FROM CONTINUING OPERATIONS	328.1	298.7
LOSS FROM DISCONTINUED OPERATIONS, NET	(.2)	(2.0)
NET INCOME	327.9	296.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.2)	(4.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$324.7	$292.5
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.38	$1.26
Discontinued operations	—	(0.01)
	$1.38	$1.25

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$321.0	$289.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	231.9	231.3
Diluted	231.9	231.4

CASH DIVIDENDS PER SHARE	$0.15	$0.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$327.9	$296.7
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(17.4)	4.9
Reclassification of net losses on derivative instruments from other comprehensive income into net income	5.0	.5
Other	2.6	—
NET OTHER COMPREHENSIVE (LOSS) INCOME	(9.8)	5.4

COMPREHENSIVE INCOME	318.1	302.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.2)	(4.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$314.9	$297.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$887.8	$664.8
Short-term investments	745.3	757.3
Accounts receivable, net	795.4	883.3
Other	625.3	629.4
Total current assets	3,053.8	2,934.8
PROPERTY AND EQUIPMENT, AT COST	15,303.0	14,975.5
Less accumulated depreciation	2,577.7	2,440.7
Property and equipment, net	12,725.3	12,534.8
GOODWILL	276.1	276.1
OTHER ASSETS, NET	291.0	314.2
	$16,346.2	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$296.5	$373.2
Accrued liabilities and other	625.6	696.6
Current maturities of long-term debt	211.5	34.8
Total current liabilities	1,133.6	1,104.6
LONG-TERM DEBT	5,919.3	5,885.6
DEFERRED INCOME TAXES	182.1	179.5
OTHER LIABILITIES	596.1	667.3
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 240.7 million shares issued as of March 31, 2015 and December 31, 2014	24.1	24.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of March 31, 2015 and December 31, 2014	.1	.1
Additional paid-in capital	5,526.9	5,517.5
Retained earnings	3,011.0	2,720.4
Accumulated other comprehensive income	2.1	11.9
Treasury shares, at cost, 6.4 million and 6.5 million shares as of March 31, 2015 and December 31, 2014	(59.7)	(59.0)
Total Ensco shareholders' equity	8,504.5	8,215.0
NONCONTROLLING INTERESTS	10.6	7.9
Total equity	8,515.1	8,222.9
	$16,346.2	$16,059.9
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$327.9	$296.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations, net	.2	2.0
Depreciation expense	137.1	131.1
Loss on extinguishment of debt	26.6	—
Deferred income tax expense (benefit)	15.0	(5.7)
Share-based compensation expense	9.5	11.9
Amortization of intangibles and other, net	(4.0)	(2.8)
Other	(6.8)	(.1)
Changes in operating assets and liabilities	(37.8)	(.2)
Net cash provided by operating activities of continuing operations	467.7	432.9

INVESTING ACTIVITIES
Additions to property and equipment	(397.1)	(272.6)
Maturities of short-term investments	12.0	—
Other	.4	.8
Net cash used in investing activities of continuing operations	(384.7)	(271.8)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—
Reduction of long-term borrowings	(861.7)	(7.1)
Cash dividends paid	(35.2)	(175.7)
Premium paid on redemption of debt	(23.4)	—
Debt financing costs	(8.9)	—
Other	(1.3)	(6.2)
Net cash provided by (used in) financing activities	148.2	(189.0)

DISCONTINUED OPERATIONS
Operating activities	(8.7)	(16.3)
Investing activities	.4	1.0
Net cash used in discontinued operations	(8.3)	(15.3)
Effect of exchange rate changes on cash and cash equivalents	.1	.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223.0	(43.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	664.8	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$887.8	$122.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2014 condensed consolidated balance sheet data were derived from our 2014 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2015 and 2014 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

New Accounting Pronouncements

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). The new guidance changes the criteria for reporting discontinued operations and enhances disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. We adopted Update 2014-08 effective January 1, 2015. We believe our adoption will generally reduce the number of rig disposals reported as discontinued operations since only rig disposals representing a strategic shift in operations will be reported as discontinued operations prospectively in our condensed consolidated financial statements. Operating results related to rigs classified as "held for sale" prior to the adoption of Update 2014-08 will continue to be reported as discontinued operations.

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Update 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. We will adopt the accounting standard on a retrospective basis effective January 1, 2016. There will be no impact to the manner in which debt issuance costs are amortized in our condensed consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The

ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017 and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2015
Supplemental executive retirement plan assets	$43.8	$—	$—	$43.8
Total financial assets	$43.8	$—	$—	$43.8
Derivatives, net	—	(45.4)	—	(45.4)
Total financial liabilities	$—	$(45.4)	$—	$(45.4)

As of December 31, 2014
Supplemental executive retirement plan assets	$43.2	$—	$—	$43.2
Total financial assets	$43.2	$—	$—	$43.2
Derivatives, net	—	(26.3)	—	(26.3)
Total financial liabilities	$—	$(26.3)	$—	$(26.3)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	March 31, 2015			December 31, 2014
	Carrying Value		Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,480.6		$1,517.4	$1,479.9	$1,505.3
6.875% Senior notes due 2020	1,004.0		1,025.1	1,008.2	1,008.5
5.75% Senior notes due 2044	1,003.6		998.0	622.3	615.8
5.20% Senior notes due 2025	697.4	—	702.8	—	—
4.50% Senior notes due 2024	624.2		604.6	624.2	602.0
8.50% Senior notes due 2019	579.5		596.9	583.8	611.8
7.875% Senior notes due 2040	380.8		351.4	381.2	363.8
7.20% Debentures due 2027	149.2		160.7	149.2	171.4
3.25% Senior notes due 2016	145.4		149.1	998.0	1,018.3
4.33% MARAD notes, including current maturities, due 2016	39.1		39.2	46.6	46.8
4.65% MARAD bonds, including current maturities, due 2020	27.0		29.7	27.0	29.7
Total	$6,130.8		$6,174.9	$5,920.4	$5,973.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds and notes were determined using an income approach valuation model. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2015 and December 31, 2014.

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $45.4 million and $26.3 million associated with our derivatives were included on our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.4	$.4	$35.3	$17.2
Foreign currency forward contracts - non-current(2)	.1	.1	3.6	2.9
	.5	.5	38.9	20.1
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	—	.2	7.0	6.9
	—	.2	7.0	6.9
Total	$.5	$.7	$45.9	$27.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2015, we had cash flow hedges outstanding to exchange an aggregate $374.7 million for various foreign currencies, including $174.2 million for British pounds, $105.0 million for Brazilian reais, $27.4 million for euros, $23.8 million for Singapore dollars, $22.7 million for Australian dollars and $21.6 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and comprehensive income for the quarters ended March 31, 2015 and 2014 were as follows (in millions):

	(Loss) Gain Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2015	2014	2015	2014	2015	2014
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	(17.4)	4.9	(4.9)	(.4)	(.1)	.7
Total	$(17.4)	$4.9	$(5.0)	$(.5)	$(.1)	$.7

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

(4)
During 2015, $5.1 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income. During the prior year quarter, $600,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $170.5 million for various foreign currencies, including $82.7 million for euros, $26.1 million for British pounds, $14.2 million for Swiss francs, $13.8 million for Indonesian rupiah, $10.7 million for Mexican pesos and $23.0 million for other currencies.

Net losses of $13.5 million and $600,000 associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of income for the quarters ended March 31, 2015 and 2014, respectively. These losses were largely offset by net foreign currency exchange gains during the respective periods.

As of March 31, 2015, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $19.5 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the quarters ended March 31, 2015 and 2014 was as follows (in millions):

	2015	2014
Income from continuing operations	$328.1	$298.7
Income from continuing operations attributable to noncontrolling interests	(3.2)	(4.1)
Income from continuing operations attributable to Ensco	$324.9	$294.6

Loss from discontinued operations attributable to Ensco for the quarters ended March 31, 2015 and 2014 was as follows (in millions):

	2015	2014
Loss from discontinued operations	$(.2)	$(2.0)
Income from discontinued operations attributable to noncontrolling interests	—	(.1)
Loss from discontinued operations attributable to Ensco	$(.2)	$(2.1)

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2015 and 2014 (in millions):

	2015	2014
Income from continuing operations attributable to Ensco	$324.9	$294.6
Income from continuing operations allocated to non-vested share awards	(3.7)	(3.0)
Income from continuing operations attributable to Ensco shares	$321.2	$291.6

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the quarters ended March 31, 2015 and 2014 (in millions):

	2015	2014
Weighted-average shares - basic	231.9	231.3
Potentially dilutive shares	—	.1
Weighted-average shares - diluted	231.9	231.4

Antidilutive share options totaling 500,000 and 400,000 were excluded from the computation of diluted EPS for the quarters ended March 31, 2015 and 2014, respectively.

Note 6 - Debt

Senior Notes

In March 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

The 2025 Notes were issued pursuant to the Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Base Indenture”), as supplemented by the Third Supplemental Indenture between us and the Trustee, dated as of March 12, 2015 (the “Third Supplemental Indenture”).  The New 2044 Notes were issued as additional notes under the Base Indenture, as supplemented by the Second Supplemental Indenture between us and the Trustee, dated September 29, 2014 (the “Second Supplemental Indenture”), pursuant to which we previously issued $625.0 million aggregate principal amount of 5.75% senior notes due 2044 (the “Existing 2044 Notes”) in September 2014 (the Base Indenture, as amended and supplemented by the Second Supplemental Indenture and the Third Supplement Indenture, the “Indenture”).  The New 2044 Notes and Existing 2044 Notes are treated as a single series of debt securities under the Indenture (collectively, the “2044 Notes”).

We may redeem the 2025 Notes or 2044 Notes, in whole at any time or in part from time to time, prior to maturity. If we elect to redeem the 2025 Notes before the date that is three months prior to the maturity date or the

2044 Notes before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-whole” premium. If we elect to redeem the 2025 Notes or 2044 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, but are not required to pay a "make-whole" premium.

The 2025 Notes, 2044 Notes and Indenture also contain customary events of default, including failure to pay principal or interest on the 2025 Notes or 2044 Notes when due, among others. The Indenture contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create liens on certain assets, enter into certain sale-leaseback transactions, enter into certain merger or consolidation transactions or transfers of all or substantially all of our assets.

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a maturity in 2016 (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of income for the quarter ended March 31, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. During April 2015, we completed the redemption of the $145.4 million of 2016 Notes that remained outstanding using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of approximately $3.8 million.

We intend to use the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem our 4.33% MARAD notes due 2016 and 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). As of March 31, 2015, we had $65.3 million aggregate principal amount of MARAD Obligations outstanding. During April 2015, we redeemed approximately $51.0 million aggregate principal amount of our MARAD Obligations, and we intend to redeem the remaining $14.3 million aggregate principal amount in July 2015.

We expect to incur additional losses on debt extinguishment of approximately $7.0 million in the second quarter which primarily consists of "make-whole" premiums related to the aforementioned redemptions.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit rating. In addition to other customary restrictive covenants, the Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to a specified percentage. In March 2015, we amended the Credit Facility to increase the percentage from 50% to 60%.

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of March 31, 2015 and December 31, 2014.

Note 7 -Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We measured the fair value of these rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. The operating results from these rigs were included in loss from discontinued operations, net in our condensed consolidated statements of income for the quarters ended March 31, 2015 and 2014.

In December 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining rigs are being actively marketed and were classified as "held for sale" on our March 31, 2015 condensed consolidated balance sheet.

In September 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which we expect to end prior to September 30, 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarters ended March 31, 2015 and 2014.

In April 2014, we sold ENSCO 85 for net proceeds of $64.4 million. The rig's operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

The following table summarizes loss from discontinued operations, net, for the quarters ended March 31, 2015 and 2014 (in millions):

	2015	2014
Revenues	$9.6	$120.3
Operating expenses	21.9	136.7
Operating loss	(12.3)	(16.4)
Income tax benefit (expense)	12.1	(5.0)
Gain on disposal of discontinued operations, net	—	19.4
Loss from discontinued operations, net	$(.2)	$(2.0)

Income tax benefit from discontinued operations for the quarter ended March 31, 2015 included $13.3 million of discrete tax benefits.

Debt and interest expense are not allocated to our discontinued operations.

Note 8 -Income Taxes

Our consolidated effective income tax rate for the quarter ended March 31, 2015 was 19.1% as compared to 14.2% in the prior year quarter. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2015 and 2014 was 17.5% and 10.6%, respectively. The increase is primarily attributable to an increase in the relative components of our estimated 2015 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government that became effective in April 2014.

Discrete tax expenses for the quarters ended March 31, 2015 and 2014 were primarily attributable to the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Note 9 -Contingencies

ENSCO 74 Loss

During 2008, ENSCO 74 was lost as a result of Hurricane Ike in the U.S. Gulf of Mexico.  The ENSCO 74 sunken rig hull was located approximately 95 miles from the original drilling location when it was struck by an oil tanker during 2009.  Wreck removal operations on the sunken rig hull of ENSCO 74 were completed during 2010.

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

The owner of a pipeline filed claims alleging that ENSCO 74 caused the pipeline to rupture during Hurricane Ike and sought damages for the cost of repairs and business interruption in an amount in excess of $26.0 million. During 2014, we reached an agreement with the owner of the pipeline to settle the claims for $9.6 million. Prior to the settlement, we incurred legal fees of $3.6 million for this matter. In April 2014, we paid the remaining $6.4 million of our deductible under our liability insurance policy. The remaining $3.2 million of settlement proceeds was paid by our underwriters under the terms of the related insurance policies.

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the ENSCO 74 hull. This matter went to trial in June 2014, and we won a directed verdict on all claims. The plaintiff recently appealed the decision to the United States Court of Appeals for the Fifth Circuit. We believe that it is not probable that a liability exists with respect to these claims.

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

ENSCO 29 Wreck Removal

During 2005, a portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina. During 2014, we received a letter from an operator demanding that Ensco retrieve the derrick and drawworks from the seabed.

Our property insurance policies include coverage for the ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under our property insurance policies. We do not believe that it is probable a liability exists with respect to this matter, and no liability has been recorded on our condensed consolidated balance sheet as of March 31, 2015. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the U.K. by approximately 125 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

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

In addition to the pending cases in Illinois, Mississippi, Texas, Louisiana and the U.K., we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of March 31, 2015 totaled $260.2 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of March 31, 2015, we had not been required to make collateral deposits with respect to these agreements.

Note 10 -Sale-leaseback

In September 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are contracted to Petroleos Mexicanos (“Pemex”). In connection with this sale, we executed charter agreements with the purchaser to continue operating the rigs for the remainder of the Pemex contracts, which have anticipated completion dates in either late 2015 or 2016. We accounted for the transaction as a sale-leaseback, whereby we retain a significant portion of the remaining use of the rigs as a result of the charter agreements.

We recorded an aggregate gain on sale of $7.5 million at the time of disposal, which represented the portion of the gain that exceeded the present value of payments due under the charter agreements. The remaining $29.4 million gain was deferred and amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $7.1 million was recognized in contract drilling expense in our condensed consolidated statement of income for the quarter ended March 31, 2015 and $15.3 million was included in accrued liabilities and other on our condensed consolidated balance sheet as of March 31, 2015.

Due to our charter agreements with the purchaser, ENSCO 83, ENSCO 89 and ENSCO 98 operating results for periods beginning after the date of sale (September 30, 2014) were included in income from continuing operations within the Other segment. Operating results for these rigs prior to September 30, 2014 were included in income from continuing operations within the Jackup segment.

We expect that the ENSCO 93 charter agreement will end prior to September 30, 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statements of income for the quarters ended March 31, 2015 and 2014. See "Note 7 - Discontinued Operations" for additional information.

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2015 and 2014 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended March 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$695.0	$428.3	$40.6	$1,163.9	$—	$1,163.9
Operating expenses
Contract drilling (exclusive of depreciation)	293.5	191.5	33.3	518.3	—	518.3
Depreciation	93.0	41.5	—	134.5	2.6	137.1
General and administrative	—	—	—	—	30.1	30.1
Operating income (loss)	$308.5	$195.3	$7.3	$511.1	$(32.7)	$478.4
Property and equipment, net	$9,453.5	$3,195.2	$—	$12,648.7	$76.6	$12,725.3

Three Months Ended March 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$651.6	$398.5	$16.6	$1,066.7	$—	$1,066.7
Operating expenses
Contract drilling (exclusive of depreciation)	306.6	202.3	11.3	520.2	—	520.2
Depreciation	90.7	38.5	—	129.2	1.9	131.1
General and administrative	—	—	—	—	38.1	38.1
Operating income (loss)	$254.3	$157.7	$5.3	$417.3	$(40.0)	$377.3
Property and equipment, net	$11,376.2	$2,986.1	$—	$14,362.3	$56.0	$14,418.3

Information about Geographic Areas

As of March 31, 2015, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	9	7	16
Middle East & Africa	3	10	13
Europe & Mediterranean	1	11	12
Asia & Pacific Rim	3	8	11
Asia & Pacific Rim (under construction)	3	2	5
Brazil	4	—	4
Middle East & Africa (under construction)	—	2	2
Held for sale	5	2	7
Total	28	42	70

(1)	We provide management services on six rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Trade	$792.7	$878.8
Other	14.0	15.9
	806.7	894.7
Allowance for doubtful accounts	(11.3)	(11.4)
	$795.4	$883.3

Other current assets consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Inventory	$250.4	$240.3
Assets held for sale	152.8	152.4
Prepaid taxes	89.0	90.6
Deferred costs	60.7	61.9
Deferred tax assets	43.8	43.8
Prepaid expenses	21.0	33.8
Other	7.6	6.6
	$625.3	$629.4

Other assets, net, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Deferred costs	$83.6	$82.3
Supplemental executive retirement plan assets	43.8	43.2
Intangible assets	40.4	49.0
Prepaid taxes on intercompany transfers of property	39.1	39.7
Deferred tax assets	37.0	38.4
Warranty and other claim receivables	30.6	30.6
Unbilled receivables	4.5	18.6
Other	12.0	12.4
	$291.0	$314.2

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Deferred revenue	$240.5	$241.3
Personnel costs	145.5	214.0
Taxes	90.9	97.0
Accrued interest	78.0	83.8
Derivative liabilities	42.3	24.1
Other	28.4	36.4
	$625.6	$696.6

Other liabilities consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Deferred revenue	$322.9	$373.2
Unrecognized tax benefits (inclusive of interest and penalties)	141.9	142.4
Supplemental executive retirement plan liabilities	45.2	45.1
Intangible liabilities	33.7	40.7
Personnel costs	13.7	26.1
Other	38.7	39.8
	$596.1	$667.3

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Derivative Instruments	$(4.4)	$8.0
Other	6.5	3.9
	$2.1	$11.9

Concentration of Risk

We are exposed to credit risk related to our receivables from customers, our cash and cash equivalents, our short-term investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within management's expectations. We mitigate our credit risk relating to cash and cash equivalents by focusing on diversification and quality of instruments. Cash equivalents consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

We mitigate our credit risk relating to derivative counterparties through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See "Note 3 - Derivative Instruments" for additional information on our derivatives.

Consolidated revenues by customer for the quarters ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
BP (1)	13%	17%
Petrobras(2)	11%	10%
Total(2)	8%	12%
Anadarko(2)	6%	11%
Other	62%	50%
	100%	100%

(1)	During the quarters ended March 31, 2015 and 2014, 85% and 80% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

(2)	During the quarters ended March 31, 2015 and 2014, all revenues were provided by our Floaters segment.

Consolidated revenues by region for the quarters ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
U.S. Gulf of Mexico(1)	$338.8	$408.8
Angola(2)	169.3	150.6
Brazil(3)	122.7	134.5
United Kingdom(4)	120.6	64.8
Other	412.5	308.0
	$1,163.9	$1,066.7

(1)	During the quarters ended March 31, 2015 and 2014, 84% and 77% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment.

(2)	During the quarters ended March 31, 2015 and 2014, 90% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(3)	During the quarters ended March 31, 2015 and 2014, all revenues were provided by our Floaters segment.

(4)	During the quarters ended March 31, 2015 and 2014, all revenues were provided by our Jackups segment.

Note 13 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of March 31, 2015. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2015.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three month periods ended March 31, 2015 and 2014; the unaudited condensed consolidating statements of comprehensive income for the three month periods ended March 31, 2015 and 2014; the condensed consolidating balance sheets as of March 31, 2015 (unaudited) and December 31, 2014; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.7	$34.8	$—	$1,191.6	$(71.2)	$1,163.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.8	34.8	—	547.9	(71.2)	518.3
Depreciation	.1	2.5	—	134.5	—	137.1
General and administrative	13.3	.1	—	16.7	—	30.1
OPERATING (LOSS) INCOME	(11.5)	(2.6)	—	492.5	—	478.4
OTHER (EXPENSE) INCOME, NET	(59.9)	(16.8)	(15.9)	20.0	—	(72.6)
(LOSS) INCOME BEFORE INCOME TAXES	(71.4)	(19.4)	(15.9)	512.5	—	405.8
INCOME TAX PROVISION	—	13.8	—	63.9	—	77.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS (LOSS) IN AFFILIATES, NET OF TAX	396.1	45.2	63.9	—	(505.2)	—
NET INCOME	324.7	12.0	48.0	448.4	(505.2)	327.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.2)	—	(3.2)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$324.7	$12.0	$48.0	$445.2	$(505.2)	$324.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.7	$38.9	$—	$1,099.6	$(79.5)	$1,066.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.3	38.9	—	553.5	(79.5)	520.2
Depreciation	.1	1.5	—	129.5	—	131.1
General and administrative	16.3	.1	—	21.7	—	38.1
OPERATING (LOSS) INCOME	(16.0)	(1.6)	—	394.9	—	377.3
OTHER (EXPENSE) INCOME, NET	(16.6)	(4.0)	(12.2)	3.7	—	(29.1)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32.6)	(5.6)	(12.2)	398.6	—	348.2
INCOME TAX PROVISION	—	30.8	—	18.7	—	49.5
DISCONTINUED OPERATIONS, NET	—	—	—	(2.0)	—	(2.0)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	325.1	94.0	(15.3)	—	(403.8)	—
NET INCOME (LOSS)	292.5	57.6	(27.5)	377.9	(403.8)	296.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.5	$57.6	$(27.5)	$373.7	$(403.8)	$292.5

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$324.7	$12.0	$48.0	$448.4	$(505.2)	$327.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(17.4)	—	—	—	(17.4)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.0	—	—	—	5.0
Other	—	—	—	2.6	—	2.6
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(12.4)	—	2.6	—	(9.8)

COMPREHENSIVE INCOME (LOSS)	324.7	(.4)	48.0	451.0	(505.2)	318.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.2)	—	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$324.7	$(.4)	$48.0	$447.8	$(505.2)	$314.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$292.5	$57.6	$(27.5)	$377.9	$(403.8)	$296.7
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	4.9	—	—	—	4.9
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.5	—	—	—	.5
NET OTHER COMPREHENSIVE INCOME	—	5.4	—	—	—	5.4

COMPREHENSIVE INCOME (LOSS)	292.5	63.0	(27.5)	377.9	(403.8)	302.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(4.2)	—	(4.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.5	$63.0	$(27.5)	$373.7	$(403.8)	$297.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286.5	$—	$249.4	$351.9	$—	$887.8
Short-term investments	712.0	—	—	33.3	—	745.3
Accounts receivable, net	—	—	—	795.4	—	795.4
Accounts receivable from affiliates	16.8	121.8	—	63.2	(201.8)	—
Other	3.3	70.2	—	551.8	—	625.3
Total current assets	1,018.6	192.0	249.4	1,795.6	(201.8)	3,053.8
PROPERTY AND EQUIPMENT, AT COST	2.1	76.6	—	15,224.3	—	15,303.0
Less accumulated depreciation	1.8	36.5	—	2,539.4	—	2,577.7
Property and equipment, net	.3	40.1	—	12,684.9	—	12,725.3
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	3,703.1	4,952.7	1,806.6	7,398.3	(17,860.7)	—
INVESTMENTS IN AFFILIATES	9,484.2	1,280.6	525.3	—	(11,290.1)	—
OTHER ASSETS, NET	25.8	46.4	—	218.8	—	291.0
	$14,232.0	$6,511.8	$2,581.3	$22,373.7	$(29,352.6)	$16,346.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52.3	$54.5	$23.5	$791.8	$—	$922.1
Accounts payable to affiliates	14.8	60.0	—	127.0	(201.8)	—
Current maturities of long-term debt	145.5	—	—	66.0	—	211.5
Total current liabilities	212.6	114.5	23.5	984.8	(201.8)	1,133.6
DUE TO AFFILIATES	1,698.5	4,037.9	1,712.0	10,412.3	(17,860.7)	—
LONG-TERM DEBT	3,805.8	149.2	1,964.3	—	—	5,919.3
DEFERRED INCOME TAXES	—	178.7	—	3.4	—	182.1
OTHER LIABILITIES	—	7.0	6.3	582.8	—	596.1
ENSCO SHAREHOLDERS' EQUITY	8,515.1	2,024.5	(1,124.8)	10,379.8	(11,290.1)	8,504.5
NONCONTROLLING INTERESTS	—	—	—	10.6	—	10.6
Total equity	8,515.1	2,024.5	(1,124.8)	10,390.4	(11,290.1)	8,515.1
	$14,232.0	$6,511.8	$2,581.3	$22,373.7	$(29,352.6)	$16,346.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2014 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287.4	$—	$90.8	$286.6	$—	$664.8
Short-term investments	712.0	—	—	45.3	—	757.3
Accounts receivable, net	—	—	—	883.3	—	883.3
Accounts receivable from affiliates	34.5	210.4	—	134.6	(379.5)	—
Other	4.1	86.9	—	538.4	—	629.4
Total current assets	1,038.0	297.3	90.8	1,888.2	(379.5)	2,934.8
PROPERTY AND EQUIPMENT, AT COST	2.1	71.5	—	14,901.9	—	14,975.5
Less accumulated depreciation	1.7	34.1	—	2,404.9	—	2,440.7
Property and equipment, net	.4	37.4	—	12,497.0	—	12,534.8
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	2,873.2	4,748.2	1,835.0	6,308.8	(15,765.2)	—
INVESTMENTS IN AFFILIATES	9,084.8	1,233.5	461.6	—	(10,779.9)	—
OTHER ASSETS, NET	17.0	47.4	—	249.8	—	314.2
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47.8	$42.8	$34.3	$944.9	$—	$1,069.8
Accounts payable to affiliates	23.5	158.3	—	197.7	(379.5)	—
Current maturities of long-term debt	—	—	—	34.8	—	34.8
Total current liabilities	71.3	201.1	34.3	1,177.4	(379.5)	1,104.6
DUE TO AFFILIATES	994.8	3,817.4	1,547.7	9,405.3	(15,765.2)	—
LONG-TERM DEBT	3,724.4	149.2	1,973.2	38.8	—	5,885.6
DEFERRED INCOME TAXES	—	176.8	—	2.7	—	179.5
OTHER LIABILITIES	—	6.1	7.0	654.2	—	667.3
ENSCO SHAREHOLDERS' EQUITY	8,222.9	2,013.2	(1,174.8)	9,933.6	(10,779.9)	8,215.0
NONCONTROLLING INTERESTS	—	—	—	7.9	—	7.9
Total equity	8,222.9	2,013.2	(1,174.8)	9,941.5	(10,779.9)	8,222.9
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(35.4)	$(10.8)	$(36.3)	$550.2	$—	$467.7
INVESTING ACTIVITIES
Additions to property and equipment	—	(5.1)	—	(392.0)	—	(397.1)
Purchases of short-term investments	—	—	—	12.0	—	12.0
Other	—	—	—	.4	—	.4
Net cash used in investing activities	—	(5.1)	—	(379.6)	—	(384.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(854.6)	—	—	(7.1)	—	(861.7)
Cash dividends paid	(35.2)	—	—	—	—	(35.2)
Premium paid on redemption of debt	(23.4)	—	—	—	—	(23.4)
Debt financing costs	(8.9)	—	—	—	—	(8.9)
Advances (to) from affiliates	(121.1)	15.9	194.9	(89.7)	—	—
Other	(1.0)	—	—	(.3)	—	(1.3)
Net cash provided by (used in) financing activities	34.5	15.9	194.9	(97.1)	—	148.2
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(8.7)	—	(8.7)
Investing activities	—	—	—	.4	—	.4
Net cash used in discontinued operations	—	—	—	(8.3)	—	(8.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(.9)	—	158.6	65.3	—	223.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286.5	$—	$249.4	$351.9	$—	$887.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(50.1)	$(22.2)	$(32.1)	$537.3	$—	$432.9
INVESTING ACTIVITIES
Additions to property and equipment	—	(13.9)	—	(258.7)	—	(272.6)
Other	—	—	—	.8	—	.8
Net cash provided by (used in) investing activities of continuing operations	—	(13.9)	—	(257.9)	—	(271.8)
FINANCING ACTIVITIES
Cash dividends paid	(175.7)	—	—	—	—	(175.7)
Reduction of long-term borrowings	—	—	—	(7.1)	—	(7.1)
Advances from (to) affiliates	221.3	35.6	29.4	(286.3)	—	—
Other	(3.9)	—		(2.3)	—	(6.2)
Net cash provided by (used in) financing activities	41.7	35.6	29.4	(295.7)	—	(189.0)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(16.3)	—	(16.3)
Investing activities	—	—	—	1.0	—	1.0
Net cash used in discontinued operations	—	—	—	(15.3)	—	(15.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8.4)	(.5)	(2.7)	(31.5)	—	(43.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38.1	$—	$2.2	$82.2	$—	$122.5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the quarters ended March 31, 2015 and 2014 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 70 rigs, including five rigs currently under construction, with drilling operations in most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, five moored semisubmersible rigs and 42 jackup rigs. Our offshore rig fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

The contracting environment remained depressed during the first quarter of 2015. Brent crude prices averaged approximately $55 per barrel during the first quarter, and operators’ capital spending levels have declined significantly in recent periods, resulting in reduced demand for offshore drilling services. Declining customer demand has put significant pressure on utilization and day rates. Certain customers are requesting contract concessions or terminating drilling contracts. We expect that there will be limited contracting opportunities available during 2015 and that current market dynamics will create a challenging contracting environment into 2016.

During March 2015, we received notice of early termination for ENSCO DS-4, which is currently operating in the U.S. Gulf of Mexico. The estimated effective date of the contract termination is July 2015 based on the projected completion of the customer’s current well program. Under the terms of the ENSCO DS-4 drilling contract, the customer is obligated to pay a lump sum cancellation fee soon after the termination of the contract. Separately, we agreed to reduced day rates on certain jackup drilling contracts during the first quarter.

In April, we accepted delivery of ENSCO DS-9, an ultra-deepwater drillship, and ENSCO 110, a premium jack-up rig. ENSCO DS-9 is currently undergoing customer-specific enhancements for its multi-year contract in the U.S. Gulf of Mexico.

Seven of our older, less capable rigs are being marketed for sale as part of our fleet high-grading strategy and are classified as “held-for-sale” on our condensed consolidated balance sheet as of March 31, 2015. Additionally, we have taken steps to reduce costs in response to limited contracting opportunities by cold stacking two floaters and four jackups this quarter, bringing the total number of cold stacked rigs in our fleet to 13.

We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Our Board of Directors declared a $0.15 quarterly cash dividend per Class A ordinary share during the first quarter, a $0.60 reduction from the prior level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the first quarter, we completed a $1.1 billion debt offering. The majority of these proceeds were used to redeem our 2016 Notes. During April 2015, we used the remaining proceeds from our debt offering to redeem approximately $51.0 million aggregate principal amount of our MARAD obligations. We intend to redeem the remaining $14.3 million aggregate principal amount of MARAD obligations in July 2015.

Based on our strong balance sheet and contractual backlog of $8.4 billion, we believe future capital projects, debt service and dividend payments will primarily be funded from cash and short-term investments, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. These sources of cash also provide flexibility to potentially make additional investments in our fleet and sustain an adequate level of liquidity. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity, as necessary.

BUSINESS ENVIRONMENT

Floaters

During the first quarter, the floater contracting environment remained depressed due to reduced demand by operators, as well as additional newbuild supply. Demand for floaters declined due to the sharp reduction in commodity prices. Customers continue to delay drilling programs and explore subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. There are limited contracting opportunities in the current market, and day rates and utilization are expected to remain under pressure into 2016.

During March 2015, we received notice of early termination for ENSCO DS-4, which is currently operating in the U.S. Gulf of Mexico. The estimated effective date of the contract termination is July 2015 based on the projected completion of the customer’s current well program. Under the terms of the ENSCO DS-4 drilling contract, the customer is obligated to pay a lump sum cancellation fee soon after the termination of the contract.

Currently, there are approximately 20 newbuild floaters under construction scheduled for delivery before the end of 2015. Several newbuilds originally scheduled for 2015 delivery have already been delayed into future years, and it is possible that more uncontracted newbuilds will be delayed. Roughly half of the 20 remaining 2015 deliveries are without contracts. Drilling contractors have scrapped or cold stacked more than 50 floaters since September 2014 due to a lack of contracting opportunities. We expect that additional floaters will be scrapped or cold stacked into 2016, which should help to alleviate supply pressure.
Jackups

Demand for jackups also declined due to the sharp reduction in commodity prices. Customers continue to delay drilling programs and explore subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. There are limited contracting opportunities in the current market, and day rates and utilization are expected to remain under pressure into 2016. We agreed to reduced day rates on certain jackup drilling contracts during the first quarter.
Currently, there are approximately 50 competitive newbuild jackup rigs scheduled for delivery during the remainder of the year, substantially all of which are uncontracted. Over the past year, some jackup orders have been cancelled and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities. Currently, approximately 30 marketed jackups older than 30 years of age are idle. Furthermore, approximately 65 additional competitive jackups that are 30 years of age or older have contracts that expire during 2015, and these rigs may be challenged to find additional work. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive and drilling contractors may instead elect to scrap or cold stack these rigs. We expect jackup scrapping and cold stacking to increase during the remainder of the year.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2015 and 2014 (in millions):

	2015	2014
Revenues	$1,163.9	$1,066.7
Operating expenses
Contract drilling (exclusive of depreciation)	518.3	520.2
Depreciation	137.1	131.1
General and administrative	30.1	38.1
Operating income	478.4	377.3
Other expense, net	(72.6)	(29.1)
Provision for income taxes	77.7	49.5
Income from continuing operations	328.1	298.7
Loss from discontinued operations, net	(.2)	(2.0)
Net income	327.9	296.7
Net income attributable to noncontrolling interests	(3.2)	(4.2)
Net income attributable to Ensco	$324.7	$292.5

For the quarter ended March 31, 2015, revenues increased $97.2 million, or 9%, and operating income increased $101.1 million, or 27%, as compared to the prior year quarter. The increase in revenues was primarily due to the addition of ENSCO 120, ENSCO 121 and ENSCO 122 to our Jackup fleet and an increase in Floater utilization. These increases were partially offset by a decline in average day rates in our Floater fleet. Despite the addition of the ENSCO 120 series rigs to our fleet, contract drilling and general and administrative expenses declined compared to the prior year quarter primarily due to cost control initiatives implemented during the latter half of 2014 and first quarter of 2015. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2015 and 2014:

	2015	2014
Floaters(1)	20	26
Jackups(2)(3)	36	42
Under construction(3)(4)(5)	7	6
Held for sale (1)(2)	7	—
Total	70	74

(1)	During 2014, we sold ENSCO 5000 and classified ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500 and ENSCO DS-2 as "held for sale."

(2)	During 2014, we sold ENSCO 85, ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98 and classified ENSCO 58 and ENSCO 90 as "held for sale."

(3)	During the second quarter of 2014, we accepted delivery of ENSCO 122, an ultra-premium harsh environment jackup rig, which commenced a long-term drilling contract during the fourth quarter of 2014.

(4)
During the second quarter of 2014, we entered into an agreement with Lamprell plc to construct two high-specification jackup rigs, ENSCO 140 and ENSCO 141, which are scheduled for delivery during the second quarter and third quarter of 2016, respectively. Both rigs remain uncontracted.

(5)	In April 2015, we accepted delivery of ENSCO DS-9, an ultra-deepwater drillship, and ENSCO 110, a premium jack-up rig, both of which are included in rigs under construction.
The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2015 and 2014:

	2015	2014
Rig Utilization(1)
Floaters	86%	75%
Jackups	87%	86%
Total	86%	82%
Average Day Rates(2)
Floaters	$425,278	$466,662
Jackups	144,139	134,634
Total	$243,902	$243,171

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

Three Months Ended March 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$695.0	$428.3	$40.6	$1,163.9	$—	$1,163.9
Operating expenses
Contract drilling (exclusive of depreciation)	293.5	191.5	33.3	518.3	—	518.3
Depreciation	93.0	41.5	—	134.5	2.6	137.1
General and administrative	—	—	—	—	30.1	30.1
Operating income (loss)	$308.5	$195.3	$7.3	$511.1	$(32.7)	$478.4

Three Months Ended March 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$651.6	$398.5	$16.6	$1,066.7	$—	$1,066.7
Operating expenses
Contract drilling (exclusive of depreciation)	306.6	202.3	11.3	520.2	—	520.2
Depreciation	90.7	38.5	—	129.2	1.9	131.1
General and administrative	—	—	—	—	38.1	38.1
Operating income (loss)	$254.3	$157.7	$5.3	$417.3	$(40.0)	$377.3

Floaters

Floater revenues increased by $43.4 million, or 7%, as compared to the prior year quarter. The increase in revenues was primarily due to an increase in utilization attributable to multiple semisubmersible rigs. ENSCO 5006, which was mobilizing to Singapore for a capital enhancement project during 2014, and ENSCO 5004 and ENSCO 5005, which were in the shipyard for capital enhancement projects during the first quarter of 2014, operated under long-term contracts during the first quarter of 2015. These increases were partially offset by a decline in average day rates.

Floater contract drilling expense declined $13.1 million, or 4%, as compared to the prior year quarter primarily due to lower windstorm insurance and cost control initiatives which reduced daily rig expenses and offshore personnel costs, partially offset by higher contract drilling expense for ENSCO 5004, ENSCO 5005 and ENSCO 5006. Depreciation expense was comparable to the prior year quarter.

Jackups

Jackup revenues increased by $29.8 million, or 7%, as compared to the prior year quarter. The increase in revenues was primarily due to commencement of the ENSCO 120, ENSCO 121 and ENSCO 122 drilling contracts during the first, second and fourth quarters of 2014, respectively, partially offset by the sale of jackup rigs ENSCO 83, ENSCO 89 and ENSCO 98 during 2014. We executed charter agreements with the purchaser to continue operating these rigs for the remaining contract period. Revenues earned by ENSCO 83, ENSCO 89, and ENSCO 98 subsequent to their sale on September 30, 2014 are included within the Other segment.
Jackup contract drilling expense declined $10.8 million, or 5%, as compared to the prior year quarter due to the sale of the three aforementioned jackup rigs, whose contract drilling expense is included within the Other segment during 2015. Jackup contract drilling expense also declined due to cost control initiatives which reduced daily rig expenses and offshore personnel costs, partially offset by the aforementioned additions to our Jackup fleet. Depreciation expense increased $3.0 million, or 8%, as compared to the prior year quarter due to the aforementioned additions to our Jackup fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2015 and 2014 (in millions):

	2015	2014
Interest income	$2.4	$3.6
Interest expense, net:
Interest expense	(72.0)	(55.9)
Capitalized interest	19.6	21.3
	(52.4)	(34.6)
Other, net	(22.6)	1.9
	$(72.6)	$(29.1)

Interest expense increased from the prior year quarter due to our September 2014 and March 2015 debt offerings. Interest expense capitalized during the quarter was comparable with the prior year quarter due to the relatively consistent level of capital invested in newbuild construction during the two periods.

Other, net for the quarter ended March 31, 2015 included a pre-tax loss on extinguishment of $26.6 million related to the settlement of a significant portion of our 2016 Notes.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains, inclusive of offsetting fair value derivatives, of $2.2 million and $1.5 million were included in other, net, in our condensed consolidated statement of income for the quarters ended March 31, 2015 and 2014, respectively.

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

Income tax expense for the quarters ended March 31, 2015 and 2014 was $77.7 million and $49.5 million, respectively. The $28.2 million increase in income tax expense as compared to the prior year quarter was due to increased profitability and an increase in our consolidated effective income tax rate to 19.1% from 14.2% in the prior year quarter. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2015 and 2014 was 17.5% and 10.6%, respectively. The increase is primarily attributable to an increase in the relative components of our estimated 2015 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government.

During 2014, the U.K. government enacted tax legislation that limits types of lease payments that can be deducted for U.K. tax purposes. In addition, the legislation prohibits taxable profits from operations in the U.K. Continental Shelf from being reduced by unrelated losses or expenses. The tax legislation was effective beginning April 1, 2014.

Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We measured the fair value of these rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. The operating results from these rigs were included in loss from discontinued operations, net in our condensed consolidated statements of income for the quarters ended March 31, 2015 and 2014.

In December 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining rigs are being actively marketed and were classified as "held for sale" on our March 31, 2015 condensed consolidated balance sheet.

In September 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which we expect to end prior to September 30, 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarters ended March 31, 2015 and 2014.

In April 2014, we sold ENSCO 85 for net proceeds of $64.4 million. The rig's operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of income for the quarter ended March 31, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

Income tax benefit from discontinued operations for the quarter ended March 31, 2015 included $13.3 million of discrete tax benefits.

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

We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. Our Board of Directors declared a $0.15 quarterly cash dividend per Class A ordinary share during the first quarter, a $0.60 reduction from the prior level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the quarter ended March 31, 2015, our primary source of cash was $1.1 billion in proceeds from the issuance of senior notes and $467.7 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $861.7 million for the repayment of debt and $397.1 million for the construction, enhancement and other improvement of our drilling rigs.

During the quarter ended March 31, 2014, our primary source of cash was $432.9 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $272.6 million for the construction, enhancement and other improvement of our drilling rigs and $175.7 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Cash flow from operating activities of continuing operations	$467.7	$432.9
Capital expenditures
New rig construction	$259.1	$112.6
Rig enhancements	74.2	101.7
Minor upgrades and improvements	63.8	58.3
	$397.1	$272.6

During 2015, cash flows from operating activities of continuing operations increased $34.8 million, or 8%, compared to the prior year period. The increase primarily resulted from a $44.4 million increase in net cash receipts from contract drilling services.

We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. We have continued to high grade our fleet.  In April, we accepted delivery of ENSCO DS-9, an ultra-deepwater drillship, and ENSCO 110, a premium jack-up rig.

After delivery of ENSCO DS-9 and ENSCO 110, we have five rigs under construction, including two ultra-deepwater drillships, two premium jackup rigs and one ultra-premium harsh environment jackup rig. Our next delivery, ENSCO DS-8, is contracted.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2015 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2015	2016	Total(2)
ENSCO DS-8	$161.4	$384.4	$—	$545.8
ENSCO DS-9	157.4	366.7	—	524.1
ENSCO DS-10	206.0	308.6	—	514.6
ENSCO 110	207.4	—	—	207.4
ENSCO 123	53.5	—	214.6	268.1
ENSCO 140	78.4	78.9	39.2	196.5
ENSCO 141	78.4	—	117.2	195.6
	$942.5	$1,138.6	$371.0	$2,452.1

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2015.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, are $13.9 million. We currently estimate these payments will be made during the next 12 months.

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

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2015	December 31, 2014
Total debt	$6,130.8	$5,920.4
Total capital*	$14,635.3	$14,135.4
Total debt to total capital	41.9%	41.9%
  *Total capital consists of total debt and Ensco shareholders' equity.

Senior Notes and Debentures

In March 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

The New 2044 Notes and the $625.0 million aggregate principal amount of 5.75% senior notes due 2044 that we issued during September 2014 are treated as a single series of debt securities (collectively, the “2044 Notes”) under the indenture governing the 2044 Notes.

As of March 31, 2015, in addition to the 2025 Notes and 2044 Notes, we had outstanding $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021, $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024, and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of March 31, 2015, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a maturity in 2016 (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of income for the quarter ended March 31, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. During April 2015, we completed the redemption of the $145.4 million of 2016 Notes that remained outstanding using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of approximately $3.8 million.

We intend to use the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem our 4.33% MARAD notes due 2016 and 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). As of March 31, 2015, we had $65.3 million aggregate principal amount of MARAD Obligations outstanding. During April 2015, we redeemed approximately $51.0 million aggregate principal amount of our MARAD Obligations, and we intend to redeem the remaining $14.3 million aggregate principal amount in July 2015.

We expect to incur additional losses on debt extinguishment of approximately $7.0 million in the second quarter which primarily consists of "make-whole" premiums related to the aforementioned redemptions.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit rating. Amounts repaid may be re-borrowed during the term of the Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit rating. In addition to other customary restrictive covenants, the Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to a specified percentage. In March 2015, we amended the Credit Facility to increase the percentage from 50% to 60%.

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of March 31, 2015 and December 31, 2014.

Commercial Paper

We participate in a commercial paper program with three commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance.

The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of March 31, 2015 and December 31, 2014.

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

Other Commitments

As of March 31, 2015, we were contingently liable for an aggregate amount of $260.2 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2015, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$887.8	$664.8
Short-term investments	$745.3	$757.3
Working capital	$1,920.2	$1,830.2
Current ratio	2.7	2.7

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

The Companies Act 2006 (Strategic and Directors' Reports) Regulations 2013 now requires all quoted U.K. companies to report their annual GHG emissions in the company's directors' report. Additionally, in recent years, cap and trade initiatives to limit GHG emissions have been introduced in the European Union. Similarly, a number of bills related to climate change have been introduced in the United States Congress. If these or similar bills were to be adopted, such legislation could adversely impact many industries. However, it appears unlikely that comprehensive federal climate legislation will be passed by the United States Congress in the foreseeable future. In the absence of federal legislation, almost half of the states have begun to address GHG emissions, primarily through the development or planned development of emission inventories or regional GHG cap and trade programs. Future regulation of GHG emissions could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation in the jurisdictions in which we operate. If the United States Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Depending on the particular program, we, or our customers, could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. It is uncertain whether any of these initiatives will be implemented. If such initiatives are implemented, we do not believe that such initiatives would have a direct, material adverse effect on our financial condition, operating results or cash flows in a manner different than our competitors.

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

dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2015, we had cash flow hedges outstanding to exchange an aggregate $374.7 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $170.5 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2015 would approximate $24.8 million. Approximately $14.2 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

We utilize derivatives and undertake foreign currency exchange rate hedging activities in accordance with our established policies for the management of market risk. We mitigate our credit risk related to derivative counterparties through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2014 included in our annual report on Form 10-K filed with the SEC on March 2, 2015. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2014. During the quarter ended March 31, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements Not Yet Effective

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Update 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. We will adopt the accounting standard on a retrospective basis effective January 1, 2016. There will be no impact to the manner in which debt issuance costs are amortized in our condensed consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017 and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Early application is not permitted. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information required under Item 3. has been incorporated into "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 4.   Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, are effective.

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") with the U.S. Department of Justice ("DOJ") and SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol, S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. During 2012, the DOJ moved to (i) dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) terminate the unsupervised probation of Pride Forasol, S.A.S. The Court granted the motions.

     Pride has received preliminary inquiries from governmental authorities of certain countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in certain jurisdictions and the seizure of rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in certain jurisdictions could seek to impose penalties or take other actions adverse to our business. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other stakeholders. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business, to attract and retain employees and to access the capital markets.

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial position, operating results or cash flows.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the U.K. by approximately 125 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 of the plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations, accepted the special master’s recommendations and approved the settlements.  The settlement documents and final documentation for the individual plaintiffs are being processed.
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

In addition to the pending cases in Illinois, Mississippi, Texas, Louisiana and the U.K., we have other asbestos or lung injury claims pending against us in litigation in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2014, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $180,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. An $180,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of March 31, 2015.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3.0 million, for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. We do not know at this time what, if any, involvement we may have in this investigation.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2014, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2015:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	1,143	$30.17	—	$2,000,000,000
February 1 - February 28	2,882	$27.40	—	$2,000,000,000
March 1 - March 31	30,177	$24.16	—	$2,000,000,000
Total	34,202	$24.63	—

(1)
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

Item 6.   Exhibits

Exhibit Number	Exhibit
*4.1	Third Supplemental Indenture dated as of March 12, 2015 by and between Ensco plc and Deutsche Bank Trust Company Americas, as trustee.
*4.2	Form of Note for 5.20% Senior Notes due 2025 (included in Exhibit 4.1).
10.1
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 9, 2015 by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	April 30, 2015	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*4.1	Third Supplemental Indenture dated as of March 12, 2015 by and between Ensco plc and Deutsche Bank Trust Company Americas, as trustee.
*4.2	Form of Note for 5.20% Senior Notes due 2025 (included in Exhibit 4.1).
10.1
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of March 9, 2015 by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.