Form 10-Q
period 2015-06-30
Ensco plc
filed 2015-07-30
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 24, 2015, there were 235,678,744 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

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

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2015, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
July 30, 2015

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
OPERATING REVENUES	$1,059.0	$1,136.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	502.6	542.5
Loss on impairment	—	703.5
Depreciation	140.5	132.2
General and administrative	29.7	36.2
	672.8	1,414.4
OPERATING INCOME (LOSS)	386.2	(277.8)
OTHER INCOME (EXPENSE)
Interest income	3.4	3.5
Interest expense, net	(51.2)	(36.4)
Other, net	(7.6)	2.1
	(55.4)	(30.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	330.8	(308.6)
PROVISION FOR INCOME TAXES
Current income tax expense	43.9	47.2
Deferred income tax expense (benefit)	14.1	(4.6)
	58.0	42.6
INCOME (LOSS) FROM CONTINUING OPERATIONS	272.8	(351.2)
LOSS FROM DISCONTINUED OPERATIONS, NET	(10.1)	(818.4)
NET INCOME (LOSS)	262.7	(1,169.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	(3.1)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$260.3	$(1,172.7)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.15	$(1.53)
Discontinued operations	(0.04)	(3.54)
	$1.11	$(5.07)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$256.7	$(1,174.8)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	232.1	231.5
Diluted	232.2	231.5

CASH DIVIDENDS PER SHARE	$0.15	$0.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING REVENUES	$2,222.9	$2,203.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,020.9	1,062.7
Loss on impairment	—	703.5
Depreciation	277.6	263.3
General and administrative	59.8	74.3
	1,358.3	2,103.8
OPERATING INCOME	864.6	99.5
OTHER INCOME (EXPENSE)
Interest income	5.8	7.1
Interest expense, net	(103.6)	(71.0)
Other, net	(30.2)	4.0
	(128.0)	(59.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	736.6	39.6
PROVISION FOR INCOME TAXES
Current income tax expense	106.6	102.4
Deferred income tax expense (benefit)	29.1	(10.3)
	135.7	92.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	600.9	(52.5)
LOSS FROM DISCONTINUED OPERATIONS, NET	(10.3)	(820.4)
NET INCOME (LOSS)	590.6	(872.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.6)	(7.3)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$585.0	$(880.2)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$2.53	$(0.27)
Discontinued operations	(0.04)	(3.55)
	$2.49	$(3.82)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$577.7	$(884.1)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	232.0	231.4
Diluted	232.1	231.4

CASH DIVIDENDS PER SHARE	$0.30	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2015	2014

NET INCOME (LOSS)	$262.7	$(1,169.6)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	8.7	5.0
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	5.1	(2.4)
Other	(1.3)	.5
NET OTHER COMPREHENSIVE INCOME	12.5	3.1

COMPREHENSIVE INCOME (LOSS)	275.2	(1,166.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.4)	(3.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$272.8	$(1,169.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

NET INCOME (LOSS)	$590.6	$(872.9)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	(8.7)	9.9
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	10.1	(1.9)
Other	1.3	.5
NET OTHER COMPREHENSIVE INCOME	2.7	8.5

COMPREHENSIVE INCOME (LOSS)	593.3	(864.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.6)	(7.3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$587.7	$(871.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$648.3	$664.8
Short-term investments	650.0	757.3
Accounts receivable, net	714.4	883.3
Other	627.9	629.4
Total current assets	2,640.6	2,934.8
PROPERTY AND EQUIPMENT, AT COST	15,886.8	14,975.5
Less accumulated depreciation	2,716.9	2,440.7
Property and equipment, net	13,169.9	12,534.8
GOODWILL	276.1	276.1
OTHER ASSETS, NET	251.5	314.2
	$16,338.1	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$318.9	$373.2
Accrued liabilities and other	595.0	696.6
Current maturities of long-term debt	14.4	34.8
Total current liabilities	928.3	1,104.6
LONG-TERM DEBT	5,911.3	5,885.6
DEFERRED INCOME TAXES	210.0	179.5
OTHER LIABILITIES	526.6	667.3
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 243.1 and 240.7 million shares issued as of June 30, 2015 and December 31, 2014	24.3	24.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of June 30, 2015 and December 31, 2014	.1	.1
Additional paid-in capital	5,538.7	5,517.5
Retained earnings	3,236.0	2,720.4
Accumulated other comprehensive income	14.6	11.9
Treasury shares, at cost, 7.4 million and 6.5 million shares as of June 30, 2015 and December 31, 2014	(63.1)	(59.0)
Total Ensco shareholders' equity	8,750.6	8,215.0
NONCONTROLLING INTERESTS	11.3	7.9
Total equity	8,761.9	8,222.9
	$16,338.1	$16,059.9
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$590.6	$(872.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations, net	10.3	820.4
Depreciation expense	277.6	263.3
Loss on extinguishment of debt	33.5	—
Deferred income tax expense (benefit)	29.1	(10.3)
Share-based compensation expense	23.0	24.2
Amortization of intangibles and other, net	(13.0)	(4.2)
Loss on impairment	—	703.5
Other	(9.9)	(3.6)
Changes in operating assets and liabilities	(50.2)	42.5
Net cash provided by operating activities of continuing operations	891.0	962.9

INVESTING ACTIVITIES
Additions to property and equipment	(913.9)	(629.7)
Maturities of short-term investments	757.3	50.0
Purchases of short-term investments	(650.0)	(33.3)
Other	1.1	2.4
Net cash used in investing activities of continuing operations	(805.5)	(610.6)

FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—
Reduction of long-term borrowings	(1,058.0)	(23.7)
Cash dividends paid	(70.5)	(351.2)
Premium paid on redemption of debt	(30.3)	—
Debt financing costs	(10.5)	—
Other	(6.8)	(13.4)
Net cash used in financing activities	(97.4)	(388.3)

DISCONTINUED OPERATIONS
Operating activities	(4.2)	(41.5)
Investing activities	(.6)	56.7
Net cash (used in) provided by discontinued operations	(4.8)	15.2
Effect of exchange rate changes on cash and cash equivalents	.2	.2
DECREASE IN CASH AND CASH EQUIVALENTS	(16.5)	(20.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	664.8	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$648.3	$145.0

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

The financial data for the three-month and six-month periods ended June 30, 2015 and 2014 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015, and our quarterly report on Form 10-Q filed with the SEC on April 30, 2015.

New Accounting Pronouncements

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

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the Financial Accounting Standards Board voted to delay the effective date one year. The ASU is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. The ASU will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2015
Supplemental executive retirement plan assets	$44.8	$—	$—	$44.8
Total financial assets	$44.8	$—	$—	$44.8
Derivatives, net	$—	$(16.4)	$—	$(16.4)
Total financial liabilities	$—	$(16.4)	$—	$(16.4)

As of December 31, 2014
Supplemental executive retirement plan assets	$43.2	$—	$—	$43.2
Total financial assets	$43.2	$—	$—	$43.2
Derivatives, net	—	(26.3)	—	(26.3)
Total financial liabilities	$—	$(26.3)	$—	$(26.3)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,481.3	$1,554.1	$1,479.9	$1,505.3
5.75% Senior notes due 2044	1,003.8	1,015.6	622.3	615.8
6.875% Senior notes due 2020	999.7	1,029.1	1,008.2	1,008.5
5.20% Senior notes due 2025	697.4	696.4	—	—
4.50% Senior notes due 2024	624.2	592.3	624.2	602.0
8.50% Senior notes due 2019	575.2	593.0	583.8	611.8
7.875% Senior notes due 2040	380.5	333.0	381.2	363.8
7.20% Debentures due 2027	149.2	177.2	149.2	171.4
4.33% MARAD bonds, including current maturities, due 2016	14.4	14.5	46.6	46.8
4.65% MARAD bonds, including current maturities, due 2020	—	—	27.0	29.7
3.25% Senior notes due 2016	—	—	998.0	1,018.3
Total	$5,925.7	$6,005.2	$5,920.4	$5,973.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2015 and December 31, 2014.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $16.4 million and $26.3 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$1.4	$.4	$18.8	$17.2
Foreign currency forward contracts - non-current(2)	.9	.1	.9	2.9
	2.3	.5	19.7	20.1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	2.2	.2	1.2	6.9
	2.2	.2	1.2	6.9
Total	$4.5	$.7	$20.9	$27.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2015, we had cash flow hedges outstanding to exchange an aggregate $359.3 million for various foreign currencies, including $164.1 million for British pounds, $92.9 million for Brazilian reais, $41.7 million for euros, $23.6 million for Singapore dollars, $21.6 million for Australian dollars and $15.4 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income were as follows (in millions):

Three Months Ended June 30, 2015 and 2014

	Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2015	2014	2015	2014	2015	2014
Interest rate lock contracts(3)	$—	$—	$(.4)	$(.1)	$—	$—
Foreign currency forward contracts(4)	8.7	5.0	(4.7)	2.5	.3	1.2
Total	$8.7	$5.0	$(5.1)	$2.4	$.3	$1.2

Six Months Ended June 30, 2015 and 2014

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2015	2014	2015	2014	2015	2014
Interest rate lock contracts(3)	$—	$—	$(.5)	$(.2)	$—	$—
Foreign currency forward contracts(5)	(8.7)	9.9	(9.6)	2.1	.2	1.9
Total	$(8.7)	$9.9	$(10.1)	$1.9	$.2	$1.9

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

(4)
During the three-month period ended June 30, 2015, $4.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended June 30, 2014, $2.3 million of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2015, $10.0 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2014, $1.7 million of gains were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $169.5 million for various foreign currencies, including $86.5 million for euros, $23.2 million for Swiss francs, $15.4 million for British pounds, $15.1 million for Indonesian rupiah, $12.8 million for Mexican Pesos and $16.5 million for other currencies.

Net gains of $4.5 million and $900,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2015 and 2014, respectively. Net losses of $9.0 million and net gains of $300,000 associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of operations for the six-month periods ended June 30, 2015 and 2014, respectively. These gains and losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of June 30, 2015, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $9.9 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Income (loss) from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$272.8	$(351.2)	$600.9	$(52.5)
Income from continuing operations attributable to noncontrolling interests	(2.4)	(3.0)	(5.6)	(7.1)
Income (loss) from continuing operations attributable to Ensco	$270.4	$(354.2)	$595.3	$(59.6)

Loss from discontinued operations attributable to Ensco for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss from discontinued operations, net	$(10.1)	$(818.4)	$(10.3)	$(820.4)
Income from discontinued operations attributable to noncontrolling interests	—	(.1)	—	(.2)
Loss from discontinued operations attributable to Ensco	$(10.1)	$(818.5)	$(10.3)	$(820.6)

Note 5 - Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income (loss) attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and excludes non-vested shares.

The following table is a reconciliation of income (loss) from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Ensco	$270.4	$(354.2)	$595.3	$(59.6)
Income from continuing operations allocated to non-vested share awards	(3.7)	(2.1)	(7.4)	(3.9)
Income (loss) from continuing operations attributable to Ensco shares	$266.7	$(356.3)	$587.9	$(63.5)

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average shares - basic	232.1	231.5	232.0	231.4
Potentially dilutive shares	.1	—	.1	—
Weighted-average shares - diluted	232.2	231.5	232.1	231.4

Antidilutive share options totaling 500,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2015 and 2014.

Note 6 -Debt

Senior Notes

During the first quarter of 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

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

We may redeem the 2025 Notes and 2044 Notes, in whole at any time or in part from time to time, prior to maturity. If we elect to redeem the 2025 Notes before the date that is three months prior to the maturity date or the 2044 Notes before the date that is six months prior to the maturity date, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and a “make-whole” premium. If we elect to redeem the 2025 Notes or 2044 Notes on or after the aforementioned dates, we will pay an amount equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, but are not required to pay a "make-whole" premium.

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

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a maturity in 2016 (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. In April 2015, we completed the redemption of the $145.4 million of 2016 Notes that remained outstanding using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of $3.8 million which was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015.

In April 2015, we used the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem $51.0 million of our 4.33% MARAD notes due 2016 and our 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015. These losses primarily consisted of a "make-whole" premium.

In July 2015, we redeemed the remaining $14.3 million aggregate principal amount of the MARAD Obligations.

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

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of June 30, 2015 and December 31, 2014.

Note 7 -Impairment

Impairment of Long-Lived Assets

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. During the second quarter, we concluded that a triggering event had occurred on several rigs due to contract concessions and performed an asset impairment analysis. Based on the analysis performed, we concluded the carrying values of these rigs were recoverable. We continue to have ongoing discussions with certain customers requesting contract concessions. The outcome of these negotiations remains uncertain; however, deterioration of existing contract terms and/or change in our long-term operating assumptions resulting from these negotiations could lead to a material impairment charge in future periods.

During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by customers in addition to delays in customers’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates previously realized. In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and classified as "held for sale." We completed the sale of ENSCO 5000 during the fourth quarter of 2014 and ENSCO 5002 during the second quarter of 2015. The remaining three floaters were classified as "held for sale" on our June 30, 2015 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the three-month and six-month periods ended June 30, 2014. The impairment charge was included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. See "Note 9 - Discontinued Operations" for additional information on our "held for sale" rigs.

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

Based on the analysis performed as of May 31, 2014, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million, of which $288.0 million related to ENSCO DS-2 which was removed from our portfolio of rigs marketed for contract drilling services during the fourth quarter of 2014. As a result, the ENSCO DS-2 impairment charge was reclassified to loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. The remaining $703.5 million impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Note 8 -Shareholders' Equity

Consistent with prior years' practice, during the three-month period ended June 30, 2015, we granted 1.7 million non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan. Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the three-month period ended June 30, 2015 was $23.41 per share.

Note 9 -Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We measured the fair value of these rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. The operating results from these rigs were included in loss from discontinued operations, net in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014. On a quarterly basis, we reassess the fair values of our "held for sale" assets to determine whether any adjustments to the carrying values are necessary.

During the three-month period ended June 30, 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2015. We recognized a pre-tax gain of $1.6 million in connection with the disposal. The gain on sale was included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015.

During the fourth quarter of 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining six rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90) are being actively marketed and were classified as "held for sale" on our June 30, 2015 condensed consolidated balance sheet.

During the third quarter of 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in June 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015 and 2014.

During the three-month period ended June 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2014. We recognized a pre-tax gain of $10.3 million in connection with the disposal. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014.

During the six-month period ended June 30, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

The following table summarizes loss from discontinued operations, net for the three-month and six-month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$8.1	$99.1	$17.7	$219.4
Operating expenses	11.3	114.9	33.2	251.6
Operating loss	(3.2)	(15.8)	(15.5)	(32.2)
Income tax (expense) benefit	(2.9)	(6.5)	9.2	(11.5)
Loss on impairment, net	(7.2)	(796.8)	(7.2)	(796.8)
Gain on disposal of discontinued operations, net	3.2	.7	3.2	20.1
Loss from discontinued operations, net	$(10.1)	$(818.4)	$(10.3)	$(820.4)

Income tax benefit from discontinued operations for the six-month period ended June 30, 2015 included $13.3 million of discrete tax benefits.

Debt and interest expense are not allocated to our discontinued operations.

Note 10 -Income Taxes

Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2015 was 17.5% and 18.4%, respectively. There were no material discrete tax items for the three-month period ended June 30, 2015. Excluding the impact of discrete income tax items for the six-month period ended June 30, 2015, our consolidated effective income tax rate was 17.5%. These discrete tax items were primarily attributable to the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Excluding the impact of the $703.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2014 was 10.4% and 10.5%, respectively.

The increase in our effective tax rate, excluding discrete items, during 2015 is primarily attributable to an increase in the relative components of our estimated 2015 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government that became effective on April 1, 2014.

Note 11 -Contingencies

Brazil Internal Investigation

Pride International, Inc. (“Pride”) commenced drilling operations in Brazil during 2001, and, in 2008, entered into a drilling contract with Petrobras for DS-5, a rig Pride had ordered from a shipyard in South Korea. At the time Ensco acquired Pride in mid-2011, Pride’s Brazil fleet had grown to ten rigs.

Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition, Ensco conducted similar compliance reviews, the most recent of which commenced after media reports surfaced regarding ongoing investigations of various kickback and bribery schemes in Brazil.

While conducting our most recent compliance review, we became aware of an internal audit report prepared by Petrobras, after media reports surfaced regarding its contents. The audit report alleges irregularities in relation to DS-5 - specifically, that Petrobras overpaid under the DS-5 drilling contract, purportedly because the terms of the DS-5 contract were more favorable to Pride than the terms that Petrobras had negotiated with other offshore drilling contractors during that time. We believe this allegation by Petrobras is inaccurate, as publicly available data show that the DS-5 contract terms were comparable to other contracts signed by Petrobras in late 2007 and early 2008. We have provided this information to Petrobras as relevant to their internal audit report. Petrobras submitted its internal audit report to Brazilian governmental authorities, who have subsequently requested a copy of the DS-5 drilling contract from Petrobras.

Statements from the internal audit report, including those relating to alleged overpayments for the DS-5 contract, were subsequently cited along with other allegations in Brazilian court procedural documents used in the arrest of a former Petrobras director. While the Petrobras internal audit report became public more than two months ago, we have not been contacted by Brazil authorities.

Nevertheless, upon learning of the Petrobras internal audit report, our Audit Committee expanded the scope of our most recent review of our business with Petrobras. Also, our Audit Committee appointed independent counsel to commission and undertake an internal investigation to examine the facts and circumstances surrounding the allegations set forth in the internal audit report and court documents related to the arrest of the former Petrobras director. Our investigation is ongoing, but to date we have found no evidence that Pride was involved in any wrongdoing.

Our rigs working for Petrobras continue to operate under their existing contracts. Further, we have voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the internal audit report and our Audit Committee’s independent investigation. We cannot predict whether any governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition.

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

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages currently in excess of $5.0 million for losses incurred when the tanker struck the ENSCO 74 hull. This matter went to trial in June 2014, and we won a directed verdict on all claims. The plaintiff appealed the decision to the United States Court of Appeals for the Fifth Circuit. We believe that it is not probable that a liability exists with respect to these claims.

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
Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies. We believe that it is not probable a liability exists with respect to this matter, and no liability has been recorded on our condensed consolidated balance sheet as of June 30, 2015. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the U.K. by approximately 65 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents and final documentation for the individual plaintiffs are continuing to be processed.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2015 totaled $229.6 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of June 30, 2015, we had not been required to make collateral deposits with respect to these agreements.

Note 12 -Sale-leaseback

During the third quarter of 2014, we sold jackup rigs ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which are contracted to Petroleos Mexicanos (“Pemex”). In connection with this sale, we executed charter agreements with the purchaser to continue operating the rigs for the remainder of the Pemex contracts, which had anticipated completion dates in either 2015 or 2016. We accounted for the transaction as a sale-leaseback, whereby we retain a significant portion of the remaining use of the rigs as a result of the charter agreements.

We recorded an aggregate gain on sale of $7.5 million at the time of disposal, which represented the portion of the gain that exceeded the present value of payments due under the charter agreements. The remaining $29.4 million gain was deferred and amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $6.9 million and $14.0 million were recognized in contract drilling expense in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and $8.4 million was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2015.

Due to our charter agreements with the purchaser, ENSCO 83, ENSCO 89 and ENSCO 98 operating results for periods beginning after the date of sale (September 30, 2014) were included in income (loss) from continuing operations within the Other segment. Operating results for these rigs prior to September 30, 2014 were included in income (loss) from continuing operations within the Jackup segment.

The ENSCO 93 contract with Pemex ended in June 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014. See "Note 9 - Discontinued Operations" for additional information.

Note 13 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and six-month periods ended 2015 and 2014 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$634.3	$384.1	$40.6	$1,059.0	$—	$1,059.0
Operating expenses
Contract drilling (exclusive of depreciation)	277.7	192.7	32.2	502.6	—	502.6
Depreciation	94.4	43.6	—	138.0	2.5	140.5
General and administrative	—	—	—	—	29.7	29.7
Operating income (loss)	$262.2	$147.8	$8.4	$418.4	$(32.2)	$386.2
Property and equipment, net	$9,870.7	$3,223.4	$—	$13,094.1	$75.8	$13,169.9

Three Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$679.5	$440.6	$16.5	$1,136.6	$—	$1,136.6
Operating expenses
Contract drilling (exclusive of depreciation)	309.9	220.9	11.7	542.5	—	542.5
Loss on impairment	703.5	—	—	703.5	—	703.5
Depreciation	88.3	41.8	—	130.1	2.1	132.2
General and administrative	—	—	—	—	36.2	36.2
Operating (loss) income	$(422.2)	$177.9	$4.8	$(239.5)	$(38.3)	$(277.8)
Property and equipment, net	$9,661.1	$3,152.9	$—	$12,814.0	$67.2	$12,881.2

Six Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,329.3	$812.4	$81.2	$2,222.9	$—	$2,222.9
Operating expenses
Contract drilling (exclusive of depreciation)	571.2	384.2	65.5	1,020.9	—	1,020.9
Depreciation	187.4	85.1	—	272.5	5.1	277.6
General and administrative	—	—	—	—	59.8	59.8
Operating income (loss)	$570.7	$343.1	$15.7	$929.5	$(64.9)	$864.6
Property and equipment, net	$9,870.7	$3,223.4	$—	$13,094.1	$75.8	$13,169.9

Six Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,331.1	$839.1	$33.1	$2,203.3	$—	$2,203.3
Operating expenses
Contract drilling (exclusive of depreciation)	616.5	423.2	23.0	1,062.7	—	1,062.7
Loss on impairment	703.5	—	—	703.5	—	703.5
Depreciation	179.0	80.3	—	259.3	4.0	263.3
General and administrative	—	—	—	—	74.3	74.3
Operating (loss) income	$(167.9)	$335.6	$10.1	$177.8	$(78.3)	$99.5
Property and equipment, net	$9,661.1	$3,152.9	$—	$12,814.0	$67.2	$12,881.2

Information about Geographic Areas

As of June 30, 2015, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	9	7	16
Middle East & Africa	3	12	15
Europe & Mediterranean	1	11	12
Asia & Pacific Rim	4	7	11
Brazil	4	—	4
Asia & Pacific Rim (under construction)	2	1	3
Middle East & Africa (under construction)	—	2	2
Held for sale	4	2	6
Total	27	42	69

(1)	We provide management services on six rigs owned by third-parties not included in the table above.

Note 14 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Trade	$709.9	$878.8
Other	19.8	15.9
	729.7	894.7
Allowance for doubtful accounts	(15.3)	(11.4)
	$714.4	$883.3

Other current assets consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Inventory	$251.7	$240.3
Assets held for sale	145.7	152.4
Prepaid taxes	79.0	90.6
Deferred costs	60.5	61.9
Deferred tax assets	43.9	43.8
Prepaid expenses	35.1	33.8
Other	12.0	6.6
	$627.9	$629.4

Other assets, net consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Deferred costs	$86.9	$82.3
Supplemental executive retirement plan assets	44.8	43.2
Prepaid taxes on intercompany transfers of property	38.4	39.7
Deferred tax assets	36.8	38.4
Intangible assets	31.7	49.0
Unbilled receivables	1.7	18.6
Warranty and other claim receivables	—	30.6
Other	11.2	12.4
	$251.5	$314.2

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Deferred revenue	$218.2	$241.3
Personnel costs	143.9	214.0
Taxes	98.6	97.0
Accrued interest	89.7	83.8
Derivative liabilities	20.0	24.1
Other	24.6	36.4
	$595.0	$696.6

Other liabilities consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Deferred revenue	$265.8	$373.2
Unrecognized tax benefits (inclusive of interest and penalties)	143.8	142.4
Supplemental executive retirement plan liabilities	46.3	45.1
Intangible liabilities	21.2	40.7
Personnel costs	15.3	26.1
Other	34.2	39.8
	$526.6	$667.3

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Derivative Instruments	$9.4	$8.0
Other	5.2	3.9
	$14.6	$11.9

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

Consolidated revenues by customer for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
BP (1)	16%	17%	14%	17%
Petrobras(2)	15%	10%	13%	10%
Total(2)	10%	8%	9%	10%
Anadarko(2)	5%	10%	5%	11%
Other	54%	55%	59%	52%
	100%	100%	100%	100%

(1)
During the three-month periods ended June 30, 2015 and 2014, 79% and 81% of the revenues provided by BP, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2015 and 2014, 82% and 80% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

(2)	During the three-month and six-month periods ended June 30, 2015 and 2014, all revenues were provided by our Floaters segment.

Consolidated revenues by region for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. Gulf of Mexico(1)	$271.0	$464.7	$609.8	$873.5
Angola(2)	182.4	157.8	351.7	308.4
Brazil(3)	115.7	111.2	238.4	245.7
United Kingdom(4)	104.3	86.1	224.9	150.9
Other	385.6	316.8	798.1	624.8
	$1,059.0	$1,136.6	$2,222.9	$2,203.3

(1)
During the three-month period ended June 30, 2015 and 2014, 83% and 77% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2015 and 2014, 84% and 77% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment.

(2)
During the three-month period ended June 30, 2015 and 2014, 91% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2015 and 2014, 90% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(3)	During the three-month and six-month periods ended June 30, 2015 and 2014, all revenues were provided by our Floaters segment.

(4)	During the three-month and six-month periods ended June 30, 2015 and 2014, all revenues were provided by our Jackups segment.

Note 15 -Guarantee of Registered Securities

On May 31, 2011, Ensco plc completed a merger transaction (the "Merger") with Pride. In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of June 30, 2015. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2015.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014; the unaudited condensed consolidating statements of comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014; the condensed consolidating balance sheets as of June 30, 2015 (unaudited) and December 31, 2014; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.7	$34.5	$—	$1,086.6	$(70.8)	$1,059.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.3	34.5	—	532.6	(70.8)	502.6
Depreciation	—	2.4	—	138.1	—	140.5
General and administrative	13.7	—	—	16.0	—	29.7
OPERATING (LOSS) INCOME	(11.3)	(2.4)	—	399.9	—	386.2
OTHER (EXPENSE) INCOME, NET	(36.3)	2.4	(15.2)	(6.3)	—	(55.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(47.6)	—	(15.2)	393.6	—	330.8
INCOME TAX PROVISION	—	14.1	—	43.9	—	58.0
DISCONTINUED OPERATIONS, NET	—	—	—	(10.1)	—	(10.1)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	307.9	47.5	71.4	—	(426.8)	—
NET INCOME	260.3	33.4	56.2	339.6	(426.8)	262.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$260.3	$33.4	$56.2	$337.2	$(426.8)	$260.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.8	$38.9	$—	$1,169.7	$(79.8)	$1,136.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	8.0	38.9	—	575.4	(79.8)	542.5
Loss on impairment	—	—	—	703.5	—	703.5
Depreciation	—	1.8	—	130.4	—	132.2
General and administrative	14.5	.1	—	21.6	—	36.2
OPERATING LOSS	(14.7)	(1.9)	—	(261.2)	—	(277.8)
OTHER EXPENSE, NET	(12.0)	(1.4)	(13.7)	(3.7)	—	(30.8)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26.7)	(3.3)	(13.7)	(264.9)	—	(308.6)
INCOME TAX PROVISION	—	7.6	—	35.0	—	42.6
DISCONTINUED OPERATIONS, NET	—	—	—	(818.4)	—	(818.4)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(1,146.0)	(1,481.5)	(1,554.5)	—	4,182.0	—
NET LOSS	(1,172.7)	(1,492.4)	(1,568.2)	(1,118.3)	4,182.0	(1,169.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.1)	—	(3.1)
NET LOSS ATTRIBUTABLE TO ENSCO	$(1,172.7)	$(1,492.4)	$(1,568.2)	$(1,121.4)	$4,182.0	$(1,172.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$17.4	$69.3	$—	$2,278.2	$(142.0)	$2,222.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.1	69.3	—	1,080.5	(142.0)	1,020.9
Loss on impairment	—	—	—	—	—	—
Depreciation	.1	4.9	—	272.6	—	277.6
General and administrative	27.0	.1	—	32.7	—	59.8
OPERATING (LOSS) INCOME	(22.8)	(5.0)	—	892.4	—	864.6
OTHER (EXPENSE) INCOME, NET	(96.2)	(14.4)	(31.1)	13.7	—	(128.0)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(119.0)	(19.4)	(31.1)	906.1	—	736.6
INCOME TAX PROVISION	—	27.9	—	107.8	—	135.7
DISCONTINUED OPERATIONS, NET	—	—	—	(10.3)	—	(10.3)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	704.0	92.7	135.3	—	(932.0)	—
NET INCOME	585.0	45.4	104.2	788.0	(932.0)	590.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.6)	—	(5.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$585.0	$45.4	$104.2	$782.4	$(932.0)	$585.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$15.5	$77.8	$—	$2,269.3	$(159.3)	$2,203.3
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	15.3	77.8	—	1,128.9	(159.3)	1,062.7
Loss on impairment	—	—	—	703.5	—	703.5
Depreciation	.1	3.3	—	259.9	—	263.3
General and administrative	30.8	.2	—	43.3	—	74.3
OPERATING (LOSS) INCOME	(30.7)	(3.5)	—	133.7	—	99.5
OTHER EXPENSE, NET	(28.6)	(5.4)	(25.9)	—	—	(59.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(59.3)	(8.9)	(25.9)	133.7	—	39.6
INCOME TAX PROVISION	—	38.4	—	53.7	—	92.1
DISCONTINUED OPERATIONS, NET	—	—	—	(820.4)	—	(820.4)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(820.9)	(1,387.5)	(1,569.8)	—	3,778.2	—
NET LOSS	(880.2)	(1,434.8)	(1,595.7)	(740.4)	3,778.2	(872.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.3)	—	(7.3)
NET LOSS ATTRIBUTABLE TO ENSCO	$(880.2)	$(1,434.8)	$(1,595.7)	$(747.7)	$3,778.2	$(880.2)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$260.3	$33.4	$56.2	$339.6	$(426.8)	$262.7
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	8.7	—	—	—	8.7
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.1	—	—	—	5.1
Other	—	—	—	(1.3)	—	(1.3)
NET OTHER COMPREHENSIVE INCOME	—	13.8	—	(1.3)	—	12.5

COMPREHENSIVE INCOME	260.3	47.2	56.2	338.3	(426.8)	275.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$260.3	$47.2	$56.2	$335.9	$(426.8)	$272.8

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(1,172.7)	$(1,492.4)	$(1,568.2)	$(1,118.3)	$4,182.0	$(1,169.6)
OTHER COMPREHENSIVE INCOME, NET
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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$585.0	$45.4	$104.2	$788.0	$(932.0)	$590.6
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	(8.7)	—	—	—	(8.7)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	10.1	—	—	—	10.1
Other	—	—	—	1.3	—	1.3
NET OTHER COMPREHENSIVE INCOME	—	1.4	—	1.3	—	2.7

COMPREHENSIVE INCOME	585.0	46.8	104.2	789.3	(932.0)	593.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.6)	—	(5.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$585.0	$46.8	$104.2	$783.7	$(932.0)	$587.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(880.2)	$(1,434.8)	$(1,595.7)	$(740.4)	$3,778.2	$(872.9)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	9.9	—	—	—	9.9
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(1.9)	—	—	—	(1.9)
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE INCOME	—	8.0	—	.5	—	8.5

COMPREHENSIVE LOSS	(880.2)	(1,426.8)	(1,595.7)	(739.9)	3,778.2	(864.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.3)	—	(7.3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(880.2)	$(1,426.8)	$(1,595.7)	$(747.2)	$3,778.2	$(871.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$334.6	$—	$104.4	$209.3	$—	$648.3
Short-term investments	650.0	—	—	—	—	650.0
Accounts receivable, net	—	—	—	714.4	—	714.4
Accounts receivable from affiliates	17.4	143.1	—	68.6	(229.1)	—
Other	.2	74.0	—	553.7	—	627.9
Total current assets	1,002.2	217.1	104.4	1,546.0	(229.1)	2,640.6
PROPERTY AND EQUIPMENT, AT COST	2.1	76.6	—	15,808.1	—	15,886.8
Less accumulated depreciation	1.8	38.9	—	2,676.2	—	2,716.9
Property and equipment, net	.3	37.7	—	13,131.9	—	13,169.9
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	3,022.7	5,421.2	1,978.8	7,443.9	(17,866.6)	—
INVESTMENTS IN AFFILIATES	9,817.6	1,327.1	595.4	—	(11,740.1)	—
OTHER ASSETS, NET	27.6	46.1	—	177.8	—	251.5
	$13,870.4	$7,049.2	$2,678.6	$22,575.7	$(29,835.8)	$16,338.1
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56.0	$25.8	$34.1	$798.0	$—	$913.9
Accounts payable to affiliates	9.4	82.1	—	137.6	(229.1)	$—
Current maturities of long-term debt	—	—	—	14.4	—	$14.4
Total current liabilities	65.4	107.9	34.1	950.0	(229.1)	928.3
DUE TO AFFILIATES	1,236.6	4,502.6	1,752.7	10,374.7	(17,866.6)	—
LONG-TERM DEBT	3,806.7	149.2	1,955.4	—	—	5,911.3
DEFERRED INCOME TAXES	—	202.6	—	7.4	—	210.0
OTHER LIABILITIES	—	4.4	6.2	516.0	—	526.6
ENSCO SHAREHOLDERS' EQUITY	8,761.7	2,082.5	(1,069.8)	10,716.3	(11,740.1)	8,750.6
NONCONTROLLING INTERESTS	—	—	—	11.3	—	11.3
Total equity	8,761.7	2,082.5	(1,069.8)	10,727.6	(11,740.1)	8,761.9
	$13,870.4	$7,049.2	$2,678.6	$22,575.7	$(29,835.8)	$16,338.1

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2014 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287.4	$—	$90.8	$286.6	$—	$664.8
Short-term investments	712.0	—	—	45.3	—	$757.3
Accounts receivable, net	—	—	—	883.3	—	883.3
Accounts receivable from affiliates	34.5	210.4	—	134.6	(379.5)	—
Other	4.1	86.9	—	538.4	—	629.4
Total current assets	1,038.0	297.3	90.8	1,888.2	(379.5)	2,934.8
PROPERTY AND EQUIPMENT, AT COST	2.1	71.5	—	14,901.9	—	14,975.5
Less accumulated depreciation	1.7	34.1	—	2,404.9	—	2,440.7
Property and equipment, net	.4	37.4	—	12,497.0	—	12,534.8
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	2,873.2	4,748.2	1,835.0	6,308.8	(15,765.2)	—
INVESTMENTS IN AFFILIATES	9,084.8	1,233.5	461.6	—	(10,779.9)	—
OTHER ASSETS, NET	17.0	47.4	—	249.8	—	314.2
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47.8	$42.8	$34.3	$944.9	$—	$1,069.8
Accounts payable to affiliates	23.5	158.3	—	197.7	(379.5)	—
Current maturities of long-term debt	—	—	—	34.8	—	34.8
Total current liabilities	71.3	201.1	34.3	1,177.4	(379.5)	1,104.6
DUE TO AFFILIATES	994.8	3,817.4	1,547.7	9,405.3	(15,765.2)	—
LONG-TERM DEBT	3,724.4	149.2	1,973.2	38.8	—	5,885.6
DEFERRED INCOME TAXES	—	176.8	—	2.7	—	179.5
OTHER LIABILITIES	—	6.1	7.0	654.2	—	667.3
ENSCO SHAREHOLDERS' EQUITY	8,222.9	2,013.2	(1,174.8)	9,933.6	(10,779.9)	8,215.0
NONCONTROLLING INTERESTS	—	—	—	7.9	—	7.9
Total equity	8,222.9	2,013.2	(1,174.8)	9,941.5	(10,779.9)	8,222.9
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(66.2)	$(19.7)	$(49.9)	$1,026.8	$—	$891.0
INVESTING ACTIVITIES
Additions to property and equipment	—	(5.1)	—	(908.8)	—	(913.9)
Maturities of short-term investments	712.0	—	—	45.3	—	757.3
Purchases of short-term investments	(650.0)	—	—	—	—	(650.0)
Other	—	—	—	1.1	—	1.1
Net cash provided by (used in)investing activities of continuing operations	62.0	(5.1)	—	(862.4)	—	(805.5)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(998.3)	—	—	(59.7)	—	(1,058.0)
Cash dividends paid	(70.5)	—	—	—	—	(70.5)
Premium paid on redemption of debt	(27.2)	—	—	(3.1)	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances from (to) affiliates	88.2	24.8	63.5	(176.5)	—	—
Other	(9.0)	—	—	2.2	—	(6.8)
Net cash provided by (used in) financing activities	51.4	24.8	63.5	(237.1)	—	(97.4)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(4.2)	—	(4.2)
Investing activities	—	—	—	(.6)	—	(.6)
Net cash used in discontinued operations	—	—	—	(4.8)	—	(4.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.2	—	.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47.2	—	13.6	(77.3)	—	(16.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$334.6	$—	$104.4	$209.3	$—	$648.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(34.8)	$(25.3)	$(43.6)	$1,066.6	$—	$962.9
INVESTING ACTIVITIES
Additions to property and equipment	—	(15.2)	—	(614.5)	—	(629.7)
Maturities of short-term investments	—	—	—	50.0		50.0
Purchases of short-term investments	—	—	—	(33.3)	—	(33.3)
Other	—	—	—	2.4	—	2.4
Net cash used in investing activities of continuing operations	—	(15.2)	—	(595.4)	—	(610.6)
FINANCING ACTIVITIES
Cash dividends paid	(351.2)	—	—	—	—	(351.2)
Reduction of long-term borrowings	—	—	—	(23.7)	—	(23.7)
Advances from (to) affiliates	385.8	40.0	44.0	(469.8)	—	—
Other	(9.2)	—	—	(4.2)	—	(13.4)
Net cash provided by (used in) financing activities	25.4	40.0	44.0	(497.7)	—	(388.3)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(41.5)	—	(41.5)
Investing activities	—	—	—	56.7	—	56.7
Net cash provided by discontinued operations	—	—	—	15.2	—	15.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.2	—	.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9.4)	(.5)	.4	(11.1)	—	(20.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37.1	$—	$5.3	$102.6	$—	$145.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 69 rigs, including four rigs currently under construction, with drilling operations in most of the strategic markets around the globe. Our rig fleet includes ten drillships, 13 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 42 jackup rigs. Our fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

The contracting environment remained challenging for offshore drilling contractors during the second quarter, despite a slight increase in contracting opportunities as compared to the first quarter. The majority of these opportunities are short-term in nature with an extremely competitive bidding process. Customers’ capital spending levels have declined significantly in recent periods, negatively impacting both utilization and day rates. Certain customers are requesting contract concessions or terminating drilling contracts. Brent crude prices, which averaged approximately $60 per barrel during the second quarter, continue to constrain customer demand, and we expect that there will be limited contracting opportunities during the remainder of 2015 and into 2016.

In April, we accepted delivery of ENSCO 110, a premium jack-up rig, and ENSCO DS-9, an ultra-deepwater drillship. ENSCO 110 has commenced drilling operations under a long-term contract in the United Arab Emirates. In July, we received a notice of termination for convenience from our ENSCO DS-9 customer under the terms of the drilling contract. The rig is currently uncontracted.

Also in July, we accepted delivery of ENSCO DS-8, which is committed under a long-term contract in Angola, and agreed with the shipyard to delay the delivery of ENSCO DS-10, our only remaining floater under construction, until the first quarter of 2017.

Six of our older, less capable rigs are being marketed for sale as part of our fleet high-grading strategy and were classified as “held-for-sale” on our condensed consolidated balance sheet as of June 30, 2015. Additionally, we continue taking steps to reduce costs in response to limited contracting opportunities and have cold stacked, or are in the process of cold stacking, a significant number of rigs.

We expect that cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. During the first and second quarters, our Board of Directors declared a $0.15 per share quarterly dividend, a $0.60 per share reduction from the prior year level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

We completed a $1.1 billion debt offering in March 2015 and used the proceeds to redeem our 2016 Notes and our outstanding MARAD obligations. As a result, we have no material debt maturities prior to 2019.

Based on our strong balance sheet and contractual backlog of $7.4 billion, we believe future capital expenditures, debt service payments and dividend payments will primarily be funded from cash and short-term investments, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. These sources of cash also provide flexibility to potentially make additional investments in our fleet and sustain an adequate level of liquidity. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity, as necessary.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged by reduced demand, as well as additional newbuild supply. Floater demand remains low following the sharp decline in commodity prices during 2014 and early 2015. Customers have delayed drilling programs and are exploring subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. There are limited contracting opportunities in the current market, and day rates and utilization are expected to remain under pressure into 2016.

In July, we received a notice of termination for convenience from our ENSCO DS-9 customer. Under the terms of the contract, our customer is obligated to pay us termination fees, which are payable monthly, of two years of the operating day rate (approximately $550,000), which may be partially defrayed should we re-contract the rig and/or mitigate certain costs. Our customer is also contractually obligated to reimburse certain costs that we incur as a direct result of the termination.

During the second quarter, we agreed with our customer to extend the contract term on ENSCO DS-7 by twelve months at a reduced day rate and early terminate the contract for ENSCO DS-1.  ENSCO DS-1 will be cold stacked in Spain. Additionally, our customer informed us that they intend to place ENSCO DS-6 on a special standby rate equal to 70% of the contractual operating rate, currently expected to begin in late September 2015.

During the first quarter, we received notice of termination for convenience for ENSCO DS-4, which is currently operating in the U.S. Gulf of Mexico. The estimated effective date of the contract termination is August 2015 based on the projected completion of the customer’s well program. Under the terms of the ENSCO DS-4 drilling contract, the customer is obligated to pay a lump sum cancellation fee soon after contract termination.

Currently, there are approximately 10 newbuild floaters under construction scheduled for delivery before the end of 2015. Several newbuilds originally scheduled for 2015 delivery have already been delayed into future years, and it is possible that more uncontracted newbuilds will be delayed. Roughly half of the 10 remaining 2015 deliveries are without contracts.
Drilling contractors have scrapped or cold stacked approximately 60 floaters since September 2014 due to a lack of contracting opportunities. We expect that additional floaters will be scrapped or cold stacked into 2016, which should help to alleviate supply pressure.
Jackups

Demand for jackups also remains under pressure due to the sharp decline in commodity prices. Customers have delayed drilling programs and are exploring subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. There are limited contracting opportunities in the current market, and day rates and utilization are expected to remain under pressure into 2016. We agreed to reduced day rates on certain jackup drilling contracts during the second quarter.
Currently, there are approximately 45 competitive newbuild jackup rigs scheduled for delivery during the remainder of the year, substantially all of which are uncontracted. Over the past year, some jackup orders have been cancelled and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities. Currently, approximately 55 marketed jackups older than 30 years of age are stacked or idle. Furthermore, approximately 45 additional competitive jackups that are 30 years of age or older have contracts that expire during 2015. These rigs may be challenged to find additional work. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive and, as a result, drilling contractors may elect to scrap or cold stack these rigs. We expect jackup scrapping and cold stacking to increase during the remainder of the year.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,059.0	$1,136.6	$2,222.9	$2,203.3
Operating expenses
Contract drilling (exclusive of depreciation)	502.6	542.5	1,020.9	1,062.7
Loss on impairment	—	703.5	—	703.5
Depreciation	140.5	132.2	277.6	263.3
General and administrative	29.7	36.2	59.8	74.3
Operating income (loss)	386.2	(277.8)	864.6	99.5
Other expense, net	(55.4)	(30.8)	(128.0)	(59.9)
Provision for income taxes	58.0	42.6	135.7	92.1
Income (loss) from continuing operations	272.8	(351.2)	600.9	(52.5)
Loss from discontinued operations, net	(10.1)	(818.4)	(10.3)	(820.4)
Net income (loss)	262.7	(1,169.6)	590.6	(872.9)
Net income attributable to noncontrolling interests	(2.4)	(3.1)	(5.6)	(7.3)
Net income (loss) attributable to Ensco	$260.3	$(1,172.7)	$585.0	$(880.2)

For the three-month period ended June 30, 2015, revenues declined $77.6 million, or 7%, as compared to the prior year quarter. The decline in revenues was primarily due to an increase in uncontracted time across our fleet and, to a lesser extent, lower average day rates in our floater fleet, partially offset by revenues generated from semisubmersible rigs that were undergoing capital enhancement projects during 2014 and the addition of ENSCO 110, ENSCO 121 and ENSCO 122 to our jackup fleet.

For the six-month period ended June 30, 2015, revenues increased $19.6 million, or 1%, as compared to the prior year period. The increase in revenues was primarily due to the aforementioned semisubmersible rigs that were undergoing capital enhancement projects during 2014 and newbuild additions to our jackup fleet, partially offset by an increase in uncontracted time across our fleet and lower average day rates in our floater fleet.

Despite the aforementioned additions to our fleet, contract drilling expense declined $39.9 million, or 7%, and $41.8 million, or 4%, for the three-month and six-month periods ended June 30, 2015, respectively, primarily due to cost control initiatives implemented during the latter half of 2014 and first half of 2015.

During the three-month and six-month periods ended June 30, 2014, we recorded a non-cash loss on impairment with respect to older, less capable rigs in our Floaters segment totaling $703.5 million. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of June 30, 2015 and 2014:

	2015	2014
Floaters(1)(3)	21	21
Jackups(2)(3)	37	41
Under construction(3)(5)	5	8
Held for sale (1)(2)(4)	6	5
Total	69	75

(1)	During the latter half of 2014, we classified ENSCO DS-2 as "held for sale."

(2)	During the latter half of 2014, we sold ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98 and classified ENSCO 58 and ENSCO 90 as "held for sale."

(3)
During 2015, we accepted delivery of ENSCO DS-9, an ultra-deepwater drillship, and ENSCO 110, a premium jack-up rig. During the latter half of 2014, we accepted delivery of ENSCO 122, an ultra-premium harsh environment jackup rig.

(4)	During 2015, we sold ENSCO 5002. During the latter half of 2014, we sold ENSCO 5000.

(5)	ENSCO DS-8 is included in rigs under construction as this rig was not accepted until July 2015.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rig Utilization(1)
Floaters	76%	76%	81%	75%
Jackups	77%	88%	82%	87%
Total	76%	84%	81%	83%
Average Day Rates(2)
Floaters	$417,463	$480,616	$421,603	$473,703
Jackups	139,797	138,276	142,079	136,514
Total	$237,263	$246,698	$240,762	$244,978

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

Three Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$634.3	$384.1	$40.6	$1,059.0	$—	$1,059.0
Operating expenses
Contract drilling (exclusive of depreciation)	277.7	192.7	32.2	502.6	—	502.6
Depreciation	94.4	43.6	—	138.0	2.5	140.5
General and administrative	—	—	—	—	29.7	29.7
Operating income (loss)	$262.2	$147.8	$8.4	$418.4	$(32.2)	$386.2

Three Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$679.5	$440.6	$16.5	$1,136.6	$—	$1,136.6
Operating expenses
Contract drilling (exclusive of depreciation)	309.9	220.9	11.7	542.5	—	542.5
Loss on impairment	703.5	—	—	703.5	—	703.5
Depreciation	88.3	41.8	—	130.1	2.1	132.2
General and administrative	—	—	—	—	36.2	36.2
Operating (loss) income	$(422.2)	$177.9	$4.8	$(239.5)	$(38.3)	$(277.8)

Six Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,329.3	$812.4	$81.2	$2,222.9	$—	$2,222.9
Operating expenses
Contract drilling (exclusive of depreciation)	571.2	384.2	65.5	1,020.9	—	1,020.9
Depreciation	187.4	85.1	—	272.5	5.1	277.6
General and administrative	—	—	—	—	59.8	59.8
Operating income (loss)	$570.7	$343.1	$15.7	$929.5	$(64.9)	$864.6

Six Months Ended June 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,331.1	$839.1	$33.1	$2,203.3	$—	$2,203.3
Operating expenses
Contract drilling (exclusive of depreciation)	616.5	423.2	23.0	1,062.7	—	1,062.7
Loss on Impairment	703.5	—	—	703.5	—	703.5
Depreciation	179.0	80.3	—	259.3	4.0	263.3
General and administrative	—	—	—	—	74.3	74.3
Operating (loss) income	$(167.9)	$335.6	$10.1	$177.8	$(78.3)	$99.5

Floaters

Floater revenues for the three-month period ended June 30, 2015 declined $45.2 million, or 7%, compared to the prior year quarter primarily due to lower average day rates. Utilization was consistent at 76% as more days under contract for ENSCO 5004, ENSCO 5005 and ENSCO 5006, all of which were in the shipyard for capital enhancement projects during 2014, were offset by fewer days under contract for several floaters in the U.S. Gulf of Mexico.

Floater contract drilling expense for the three-month period ended June 30, 2015 declined $32.2 million, or 10%, compared to the prior year primarily due to cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. During the second quarter, we completed the ENSCO 8501 and ENSCO 8502 cold stacking process, which significantly reduced daily operating expenses as compared to the prior year quarter. These declines were partially offset by higher contract drilling expense for ENSCO 5004, ENSCO 5005 and ENSCO 5006. Depreciation expense increased $6.1 million, or 7%, primarily due to capital enhancement projects on the aforementioned rigs, partially offset by lower depreciation expense on floaters that were impaired during 2014.

Floater revenues for the six-month period ended June 30, 2015 were consistent with the prior year period. Revenues increased due to more days under contract for ENSCO 5004, ENSCO 5005 and ENSCO 5006 as previously mentioned, partially offset by lower average day rates and fewer days under contract for several floaters in the U.S. Gulf of Mexico.

Floater contract drilling expense for the six-month period ended June 30, 2015 declined $45.3 million, or 7%, compared to the prior year primarily due to cost control initiatives which reduced offshore personnel costs and daily rig operating expenses, as well as completing the ENSCO 8501 and ENSCO 8502 cold stacking, which significantly reduced daily operating expenses as compared to the prior year quarter. These declines were partially offset by higher contract drilling expense for ENSCO 5004, ENSCO 5005 and ENSCO 5006. Depreciation expense increased by $8.4 million, or 5%, primarily due to capital enhancement projects on the aforementioned rigs, partially offset by lower depreciation expense on floaters that were impaired during 2014.

Jackups

Jackup revenues for the three-month period ended June 30, 2015 declined $56.5 million, or 13%, as compared to the prior year quarter primarily due to fewer contracted days across our jackup fleet, as well as the sale of ENSCO 83, ENSCO 89 and ENSCO 98. We executed charter agreements with the purchaser to continue operating these rigs for the remaining contract period. Revenues earned by ENSCO 83, ENSCO 89, and ENSCO 98 subsequent to their sale on September 30, 2014 were included within the Other segment. These revenue declines were partially offset by the commencement of the ENSCO 121 and ENSCO 122 long-term contracts during the second and fourth quarters of 2014, respectively, and commencement of the ENSCO 110 long-term contract during second quarter of 2015.
Jackup contract drilling expense for the three-month period ended June 30, 2015 declined $28.2 million, or 13%, as compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. Contract drilling expense also declined due to the sale of ENSCO 83, ENSCO 89 and ENSCO 98, partially offset by the aforementioned additions to our jackup fleet. Depreciation expense increased by $1.8 million, or 4%, primarily due to additions to our jackup fleet.

Jackup revenues for the six-month period ended June 30, 2015 declined $26.7 million, or 3%, as compared to the prior year period. The decline was primarily due to fewer contracted days across our jackup fleet and the sale of the aforementioned jackup rigs, partially offset by the aforementioned newbuild additions to our jackup fleet.

Jackup contract drilling expense for the six-month period ended June 30, 2015 declined $39.0 million, or 9%, as compared to the prior year period due to the sale of the aforementioned jackup rigs. Jackup contract drilling expense also declined due to rig stackings and other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses, partially offset by the aforementioned additions to our Jackup fleet. Depreciation expense increased by $4.8 million, or 6%, primarily due to additions to our Jackup fleet.

Impairment of Long-Lived Assets

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. During the second quarter, we concluded that a triggering event had occurred on several rigs due to contract concessions and performed an asset impairment analysis. Based on the analysis performed, we concluded the carrying values of these rigs were recoverable. We continue to have ongoing discussions with certain customers seeking contract concessions. The outcome of these negotiations remains uncertain; however, deterioration of existing contract terms and/or change in our long-term operating assumptions resulting from these negotiations could lead to a material impairment charge in future periods.

During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by customers in addition to delays in customers’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates previously realized. In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and were classified as "held for sale." We completed the sale of ENSCO 5000 during the fourth quarter of 2014 and ENSCO 5002 during the second quarter of 2015. The remaining three floaters were classified as "held for sale" on our June 30, 2015 condensed consolidated balance sheet.

We measured the fair value of the "held for sale" rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We recorded a pre-tax, non-cash loss on impairment totaling $546.4 million during the three-month and six-month periods ended June 30, 2014. The impairment charge was included in loss from discontinued

operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. See "Note 9 - Discontinued Operations" for additional information on our "held for sale" rigs.

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

Based on the analysis performed as of May 31, 2014, we recorded an additional non-cash loss on impairment with respect to four other floaters totaling $991.5 million, of which $288.0 million related to ENSCO DS-2 which was removed from our portfolio of rigs marketed for contract drilling services during the fourth quarter of 2014. As a result, the ENSCO DS-2 impairment charge was reclassified to loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. The remaining $703.5 million impairment charge was included in loss on impairment in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014. We measured the fair value of these rigs by applying an income approach, using projected discounted cash flows. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$3.4	$3.5	$5.8	$7.1
Interest expense, net:
Interest expense	(78.0)	(55.7)	(150.0)	(111.6)
Capitalized interest	26.8	19.3	46.4	40.6
	(51.2)	(36.4)	(103.6)	(71.0)
Other, net	(7.6)	2.1	(30.2)	4.0
	$(55.4)	$(30.8)	$(128.0)	$(59.9)

Interest expense for three-month and six-month periods ended June 30, 2015 increased as compared to the prior year periods due to our September 2014 and March 2015 debt offerings. Interest expense capitalized during the three-month and six-month periods ended June 30, 2015 increased as compared to the prior year periods due to an increase in the average outstanding amount of capital invested in newbuild construction.

Other, net for the three-month and six-month periods ended June 30, 2015 included a pre-tax loss of $6.9 million and $33.5 million, respectively, related to the extinguishment of our 2016 Notes and a significant portion of our MARAD obligations.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $700,000 and net foreign currency exchange gains of $1.5 million, inclusive of offsetting fair value derivatives, were included in other, net for the three-month and six-month periods ended June 30, 2015, respectively. Net foreign currency exchange gains of $100,000 and $1.6 million, inclusive of offsetting fair value derivatives, were included in other, net for the three-month and six-month periods ended June 30, 2014, respectively.

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
Income tax expense for the three-month periods ended June 30, 2015 and 2014 was $58.0 million and $42.6 million, respectively. Income tax expense for the six-month periods ended June 30, 2015 and 2014 was $135.7 million and $92.1 million, respectively.
Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2015 was 17.5% and 18.4%, respectively. There were no material discrete tax items for the three-month period ended June 30, 2015. Excluding the impact of discrete income tax items for the six-month period ended June 30, 2015, our consolidated effective income tax rate was 17.5%. These discrete tax items were primarily attributable to the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.
Excluding the impact of the $703.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2014 was 10.4% and 10.5%, respectively.

The increase in our effective tax rate, excluding discrete items, during 2015 is primarily attributable to an increase in the relative components of our estimated 2015 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government. During 2014, the U.K. government enacted tax legislation that limits types of lease payments that can be deducted for U.K. tax purposes. In addition, the legislation prohibits taxable profits from operations in the U.K. Continental Shelf from being reduced by unrelated losses or expenses. The tax legislation was effective beginning April 1, 2014.

Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. These rigs were written down to fair value, less costs to sell. We measured the fair value of these rigs by applying a market approach, which was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. The operating results from these rigs were included in loss from discontinued operations, net in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014. On a quarterly basis, we reassess the fair values of our "held for sale" assets to determine whether any adjustments to the carrying values are necessary.

During the three-month period ended June 30, 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2015. We recognized a pre-tax gain of $1.6 million in connection with the disposal. The gain on sale was included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015.

During the fourth quarter of 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining six rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90) are being actively marketed and were classified as "held for sale" on our June 30, 2015 condensed consolidated balance sheet.

During the third quarter of 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in June 2015. As a result, ENSCO 93 operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015 and 2014.

During the three-month period ended June 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the six-month period ended June 30, 2014. We recognized a pre-tax gain of $10.3 million in connection with the disposal. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2014.

During the six-month period ended June 30, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in loss from discontinued operations, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

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

We expect cash flow generated during 2015 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. During the first and second quarters, our Board of Directors declared a $0.15 per share quarterly dividend, a $0.60 per share reduction from the prior year level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the six-month period ended June 30, 2015, our primary sources of cash were $1.1 billion in proceeds from our March 2015 debt issuance and $891.0 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $1.1 billion for the repayment of long-term borrowings and $913.9 million for the construction, enhancement and other improvement of our drilling rigs.

During the six-month period ended June 30, 2014, our primary source of cash was $962.9 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $629.7 million for the construction, enhancement and other improvement of our drilling rigs and $351.2 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2015 and 2014 were as follows (in millions):

	2015	2014
Cash flow from operating activities of continuing operations	$891.0	$962.9
Capital expenditures
New rig construction	$681.9	$242.1
Rig enhancements	114.7	247.0
Minor upgrades and improvements	117.3	140.6
	$913.9	$629.7

Cash flow from operating activities of continuing operations declined $71.9 million, or 7%, for the six-month period ended June 30, 2015 as compared to the prior year period. The decline primarily resulted from a $181.9 million increase in cash payments related to contract drilling expenses and a $18.1 million increase in cash payments for interest, partially offset by a $118.9 million increase in cash receipts from contract drilling services.

In April, we accepted delivery of ENSCO 110, a premium jack-up rig, and ENSCO DS-9, an ultra-deepwater drillship. ENSCO 110 has commenced drilling operations under a long-term contract in the United Arab Emirates. ENSCO DS-9 is uncontracted following receipt of a notice of termination for convenience from our customer. In July, we accepted delivery of ENSCO DS-8, which is committed under a long-term contract in Angola, and we agreed with the shipyard to delay the delivery of ENSCO DS-10, our only remaining uncontracted floater under construction, until the first quarter of 2017. The final milestone payment for ENSCO DS-10 is due upon rig delivery.

After accepting ENSCO DS-8, we currently have four rigs under construction, including one ultra-deepwater drillship, two premium jackup rigs and one ultra-premium harsh environment jackup rig.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2015 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2015	2016	2017	Total(2)
ENSCO DS-8	$161.4	$355.4	$—	$—	$516.8
ENSCO DS-10	206.0	31.0	9.3	310.1	556.4
ENSCO 123	53.5	—	214.6	—	268.1
ENSCO 140	78.4	79.1	39.2	—	196.7
ENSCO 141	78.4	—	117.2	—	195.6
	$577.7	$465.5	$380.3	$310.1	$1,733.6

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2015.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

Future contractual payments for rig enhancement projects, which are not reflected in the table above, were $6.3 million as of June 30, 2015. We currently estimate these payments will be made during the next 12 months.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2015 to include approximately $1.3 billion for newbuild construction, approximately $200.0 million for rig enhancement projects and approximately $200.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2015	December 31, 2014
Total debt	$5,925.7	$5,920.4
Total capital*	$14,676.3	$14,135.4
Total debt to total capital	40.4%	41.9%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

During the first quarter of 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

The New 2044 Notes and the $625.0 million aggregate principal amount of 5.75% senior notes due 2044 that we issued during September 2014 are treated as a single series of debt securities (collectively, the “2044 Notes”) under the indenture governing the 2044 Notes.

As of June 30, 2015, in addition to the 2025 Notes and 2044 Notes, we had outstanding $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021, $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024, and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of June 30, 2015, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a maturity in 2016 (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the six-month period ended June 30, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. In April 2015, we completed the redemption of the $145.4 million of 2016 Notes that remained outstanding using a portion of the net proceeds from the public offering of the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of $3.8 million which was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015.

In April 2015, we used the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem $51.0 million of our 4.33% MARAD notes due 2016 and our 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net in our condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2015. These losses primarily consisted of a "make-whole" premium.

In July 2015, we redeemed the remaining $14.3 million aggregate principal amount of the MARAD Obligations.

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

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of June 30, 2015 and December 31, 2014.

Commercial Paper

We participate in a commercial paper program with three commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of June 30, 2015 and December 31, 2014.

Other Financing

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2015, no shares have been repurchased under the share repurchase program. The program terminates in May 2018.

Other Commitments

As of June 30, 2015, we were contingently liable for an aggregate amount of $229.6 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2015, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$648.3	$664.8
Short-term investments	650.0	757.3
Working capital	1,712.3	1,830.2
Current ratio	2.8	2.7

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2015, we had cash flow hedges outstanding to exchange an aggregate $359.3 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $169.5 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2015 would approximate $24.6 million. Approximately $13.9 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2014. During the quarter ended June 30, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the Financial Accounting Standards Board voted to delay the effective date one year. The ASU is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. The ASU will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

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

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Brazil Internal Investigation

Pride International, Inc. (“Pride”) commenced drilling operations in Brazil during 2001, and, in 2008, entered into a drilling contract with Petrobras for DS-5, a rig Pride had ordered from a shipyard in South Korea. At the time Ensco acquired Pride in mid-2011, Pride’s Brazil fleet had grown to ten rigs.

Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition, Ensco conducted similar compliance reviews, the most recent of which commenced after media reports surfaced regarding ongoing investigations of various kickback and bribery schemes in Brazil.

While conducting our most recent compliance review, we became aware of an internal audit report prepared by Petrobras, after media reports surfaced regarding its contents. The audit report alleges irregularities in relation to DS-5 - specifically, that Petrobras overpaid under the DS-5 drilling contract, purportedly because the terms of the DS-5 contract were more favorable to Pride than the terms that Petrobras had negotiated with other offshore drilling contractors during that time. We believe this allegation by Petrobras is inaccurate, as publicly available data show that the DS-5 contract terms were comparable to other contracts signed by Petrobras in late 2007 and early 2008. We have provided this information to Petrobras as relevant to their internal audit report. Petrobras submitted its internal audit report to Brazilian governmental authorities, who have subsequently requested a copy of the DS-5 drilling contract from Petrobras.

Statements from the internal audit report, including those relating to alleged overpayments for the DS-5 contract, were subsequently cited along with other allegations in Brazilian court procedural documents used in the arrest of a former Petrobras director. While the Petrobras internal audit report became public more than two months ago, we have not been contacted by Brazil authorities.

Nevertheless, upon learning of the Petrobras internal audit report, our Audit Committee expanded the scope of our most recent review of our business with Petrobras. Also, our Audit Committee appointed independent counsel to commission and undertake an internal investigation to examine the facts and circumstances surrounding the allegations set forth in the internal audit report and court documents related to the arrest of the former Petrobras director. Our investigation is ongoing, but to date we have found no evidence that Pride was involved in any wrongdoing.

Our rigs working for Petrobras continue to operate under their existing contracts. Further, we have voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise them of the internal audit report and our Audit Committee’s independent investigation. We cannot predict whether any governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers and other parties we do business with could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant senior management time and attention.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Illinois, Mississippi, Texas, Louisiana and the U.K. by approximately 65 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents and final documentation for the individual plaintiffs are continuing to be processed.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2015, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $190,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $190,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2015.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the three-month period ended June 30, 2015:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	1,580	$21.53	—	$2,000,000,000
May 1 - May 31	16,207	$26.36	—	$2,000,000,000
June 1 - June 30	126,308	$23.98	—	$2,000,000,000
Total	144,095	$24.22	—

(1)
During the three-month period ended June 30, 2015, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2015, no shares have been repurchased under the share repurchase program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
10.1
Third Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015, File No. 1-08097).

10.2
Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan (as revised and restated for amendments through March 30, 2015) (incorporated by reference to Annex 3 to the Company's Proxy Statement filed on April 3, 2015, File No. 1-08097).

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

Ensco plc

Date:	July 30, 2015	/s/ JAMES W. SWENT III
James W. Swent III Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Vice President - Finance

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1
Third Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015, File No. 1-08097).

10.2
Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan (as revised and restated for amendments through March 30, 2015) (incorporated by reference to Annex 3 to the Company's Proxy Statement filed on April 3, 2015, File No. 1-08097).

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