Form 10-Q
period 2015-09-30
Ensco plc
filed 2015-10-29
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 23, 2015, there were 235,475,102 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, utilization rates, day rates, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
downtime and other risks associated with offshore rig operations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris;

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

•
risks inherent to shipyard rig construction, repair or enhancement, including risks associated with concentration of our construction contracts with three shipyards, unexpected delays in equipment delivery, engineering, design or commissioning issues following delivery, or changes in the commencement or completion dates;

•
possible cancellation, suspension, renegotiation or termination (with or without cause) of drilling contracts as a result of economic conditions in the industry, mechanical difficulties, performance, or other reasons;

•
the outcome of litigation, legal proceedings, investigations or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any renegotiation, nullification, cancellation or breach of contracts with customers or other parties and any failure to execute definitive contracts following announcements of letters of intent;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•
new and future regulatory, legislative or permitting requirements, future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may increase our costs of doing business, result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

•	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise;

•
environmental or other liabilities, risks, damages or losses, whether related to storms or hurricanes (including wreckage or debris removal), collisions, groundings, blowouts, fires, explosions, other accidents or terrorism, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2015, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 29, 2015

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
OPERATING REVENUES	$1,012.2	$1,201.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	433.5	500.2
Depreciation	145.2	135.2
Loss on impairment	2.4	—
General and administrative	28.4	29.3
	609.5	664.7
OPERATING INCOME	402.7	536.7
OTHER INCOME (EXPENSE)
Interest income	1.0	3.1
Interest expense, net	(55.3)	(38.0)
Other, net	1.9	(3.5)
	(52.4)	(38.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	350.3	498.3
PROVISION FOR INCOME TAXES
Current income tax expense	6.9	142.2
Deferred income tax expense (benefit)	26.3	(67.6)
	33.2	74.6
INCOME FROM CONTINUING OPERATIONS	317.1	423.7
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET	(23.3)	9.2
NET INCOME	293.8	432.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.8)	(3.5)
NET INCOME ATTRIBUTABLE TO ENSCO	$292.0	$429.4
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$1.34	$1.79
Discontinued operations	(0.10)	0.04
	$1.24	$1.83

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$287.5	$424.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	232.4	231.8
Diluted	232.5	232.0

CASH DIVIDENDS PER SHARE	$0.15	$0.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING REVENUES	$3,235.1	$3,404.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,454.4	1,562.9
Depreciation	422.8	398.5
Loss on impairment	2.4	703.5
General and administrative	88.2	103.6
	1,967.8	2,768.5
OPERATING INCOME	1,267.3	636.2
OTHER INCOME (EXPENSE)
Interest income	6.8	10.2
Interest expense, net	(158.9)	(109.0)
Other, net	(28.3)	.5
	(180.4)	(98.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,086.9	537.9
PROVISION FOR INCOME TAXES
Current income tax expense	113.5	244.6
Deferred income tax expense (benefit)	55.4	(77.9)
	168.9	166.7
INCOME FROM CONTINUING OPERATIONS	918.0	371.2
LOSS FROM DISCONTINUED OPERATIONS, NET	(33.6)	(811.2)
NET INCOME (LOSS)	884.4	(440.0)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.4)	(10.8)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$877.0	$(450.8)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$3.87	$1.53
Discontinued operations	(0.14)	(3.50)
	$3.73	$(1.97)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$865.2	$(456.7)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	232.2	231.5
Diluted	232.2	231.7

CASH DIVIDENDS PER SHARE	$0.45	$2.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2015	2014

NET INCOME	$293.8	$432.9
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	(14.8)	(12.7)
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	5.8	(1.4)
Other	2.9	3.7
NET OTHER COMPREHENSIVE LOSS	(6.1)	(10.4)

COMPREHENSIVE INCOME	287.7	422.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.8)	(3.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$285.9	$419.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

NET INCOME (LOSS)	$884.4	$(440.0)
OTHER COMPREHENSIVE LOSS, NET
Net change in fair value of derivatives	(23.5)	(2.8)
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	15.9	(3.3)
Other	4.2	4.2
NET OTHER COMPREHENSIVE LOSS	(3.4)	(1.9)

COMPREHENSIVE INCOME (LOSS)	881.0	(441.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7.4)	(10.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$873.6	$(452.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240.4	$664.8
Short-term investments	850.0	757.3
Accounts receivable, net	735.6	883.3
Other	586.6	629.4
Total current assets	2,412.6	2,934.8
PROPERTY AND EQUIPMENT, AT COST	16,389.2	14,975.5
Less accumulated depreciation	2,860.3	2,440.7
Property and equipment, net	13,528.9	12,534.8
GOODWILL	276.1	276.1
OTHER ASSETS, NET	223.2	314.2
	$16,440.8	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$267.9	$373.2
Accrued liabilities and other	535.2	696.6
Current maturities of long-term debt	—	34.8
Total current liabilities	803.1	1,104.6
LONG-TERM DEBT	5,903.3	5,885.6
DEFERRED INCOME TAXES	208.0	179.5
OTHER LIABILITIES	504.6	667.3
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 243.1 and 240.7 million shares issued as of September 30, 2015 and December 31, 2014	24.3	24.1
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of September 30, 2015 and December 31, 2014	.1	.1
Additional paid-in capital	5,549.0	5,517.5
Retained earnings	3,492.6	2,720.4
Accumulated other comprehensive income	8.5	11.9
Treasury shares, at cost, 7.6 million and 6.5 million shares as of September 30, 2015 and December 31, 2014	(63.4)	(59.0)
Total Ensco shareholders' equity	9,011.1	8,215.0
NONCONTROLLING INTERESTS	10.7	7.9
Total equity	9,021.8	8,222.9
	$16,440.8	$16,059.9
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$884.4	$(440.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation expense	422.8	398.5
Deferred income tax expense (benefit)	55.4	(77.9)
Share-based compensation expense	33.9	35.5
Loss from discontinued operations, net	33.6	811.2
Loss on extinguishment of debt	33.5	—
Gain on disposal of assets	(19.3)	(6.9)
Amortization of intangibles and other, net	2.7	(6.1)
Loss on impairment	2.4	703.5
Other	4.4	(.9)
Changes in operating assets and liabilities	(179.2)	95.8
Net cash provided by operating activities of continuing operations	1,274.6	1,512.7
INVESTING ACTIVITIES
Additions to property and equipment	(1,445.8)	(1,245.1)
Purchases of short-term investments	(850.0)	(45.3)
Maturities of short-term investments	757.3	50.0
Other	1.4	9.8
Net cash used in investing activities of continuing operations	(1,537.1)	(1,230.6)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	1,246.4
Reduction of long-term borrowings	(1,072.5)	(30.9)
Cash dividends paid	(105.9)	(526.7)
Premium paid on redemption of debt	(30.3)	—
Debt financing costs	(10.5)	(11.3)
Other	(8.4)	(17.6)
Net cash (used in) provided by financing activities	(148.9)	659.9
DISCONTINUED OPERATIONS
Operating activities	(12.7)	10.6
Investing activities	(.3)	55.5
Net cash (used in) provided by discontinued operations	(13.0)	66.1
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(424.4)	1,008.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	664.8	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$240.4	$1,173.7

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

The financial data for the three-month and nine-month periods ended September 30, 2015 and 2014 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015 and our quarterly reports on Form 10-Q filed with the SEC on April 30, 2015 and July 30, 2015.

Significant Accounting Policies - Operating Revenues and Expenses

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenue in the period it is realized or realizable and earned, it can be reasonably measured, and collectability is reasonably assured.

During the three-month and nine-month periods ended September 30, 2015, operating revenues included $110.6 million for the ENSCO DS-4 lump sum termination fee, which we collected in October, as well as $58.6 million related to the ENSCO DS-9 termination, which included an $18.4 million lump-sum for mobilization, capital upgrades and day rate revenue earned during initial acceptance testing. Under the terms of the ENSCO DS-9 contract, our customer is obligated to pay us monthly termination fees for a period of two years equal to the operating day rate, which may be partially defrayed should we re-contract the rig and/or mitigate certain costs.

Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2014 included in our annual report on Form 10-K filed with the SEC on March 2, 2015.

New Accounting Pronouncements

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as updated by Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff

Announcements at June 18, 2015 EITF Meeting, which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt issuance costs related to line-of-credit arrangements may be presented as an asset regardless of whether there are any outstanding borrowings on the arrangement. These updates are effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. We will adopt these accounting standards on a retrospective basis effective January 1, 2016. There will be no impact to the manner in which debt issuance costs are amortized in our condensed consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the Financial Accounting Standards Board voted to delay the effective date one year. The Update is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. The Update will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Supplemental executive retirement plan assets	$42.8	$—	$—	$42.8
Total financial assets	42.8	—	—	42.8
Derivatives, net	—	(32.7)	—	(32.7)
Total financial liabilities	$—	$(32.7)	$—	$(32.7)

As of December 31, 2014
Supplemental executive retirement plan assets	$43.2	$—	$—	$43.2
Total financial assets	43.2	—	—	43.2
Derivatives, net	—	(26.3)	—	(26.3)
Total financial liabilities	$—	$(26.3)	$—	$(26.3)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,482.0	$1,254.7	$1,479.9	$1,505.3
5.75% Senior notes due 2044	1,004.0	706.9	622.3	615.8
6.875% Senior notes due 2020	995.4	886.5	1,008.2	1,008.5
5.20% Senior notes due 2025	697.5	572.3	—	—
4.50% Senior notes due 2024	624.2	487.5	624.2	602.0
8.50% Senior notes due 2019	570.8	517.5	583.8	611.8
7.875% Senior notes due 2040	380.2	253.0	381.2	363.8
7.20% Debentures due 2027	149.2	136.7	149.2	171.4
4.33% MARAD bonds, including current maturities, due 2016	—	—	46.6	46.8
4.65% MARAD bonds, including current maturities, due 2020	—	—	27.0	29.7
3.25% Senior notes due 2016	—	—	998.0	1,018.3
Total	$5,903.3	$4,815.1	$5,920.4	$5,973.4

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our Maritime Administration ("MARAD") bonds were determined using an income approach valuation model.

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other financial liabilities approximated their carrying values as of September 30, 2015 and December 31, 2014.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $32.7 million and $26.3 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$.4	$.4	$28.9	$17.2
Foreign currency forward contracts - non-current(2)	.1	.1	2.9	2.9
	.5	.5	31.8	20.1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.4	.2	1.8	6.9
	.4	.2	1.8	6.9
Total	$.9	$.7	$33.6	$27.0

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2015, we had cash flow hedges outstanding to exchange an aggregate $329.9 million for various foreign currencies, including $158.4 million for British pounds, $72.7 million for Brazilian reais, $39.2 million for euros, $32.0 million for Australian dollars, $18.3 million for Singapore dollars, and $9.3 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income (loss) were as follows (in millions):

Three Months Ended September 30, 2015 and 2014

	Loss Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2015	2014	2015	2014	2015	2014
Interest rate lock contracts(3)	$—	$—	$(.1)	$—	$—	$—
Foreign currency forward contracts(4)	(14.8)	(12.7)	(5.7)	1.4	(.3)	(1.9)
Total	$(14.8)	$(12.7)	$(5.8)	$1.4	$(.3)	$(1.9)

Nine Months Ended September 30, 2015 and 2014

	Loss Recognized in Other Comprehensive Income (Effective Portion)		(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)		Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2015	2014	2015	2014	2015	2014
Interest rate lock contracts(3)	$—	$—	$(.6)	$(.2)	$—	$—
Foreign currency forward contracts(5)	(23.5)	(2.8)	(15.3)	3.5	(.1)	—
Total	$(23.5)	$(2.8)	$(15.9)	$3.3	$(.1)	$—

(1)
Changes in the fair value of cash flow hedges are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income (effective portion) were included in interest expense, net in our condensed consolidated statements of operations.

(4)
During the three-month period ended September 30, 2015, $5.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2014, $1.2 million of gains were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the nine-month period ended September 30, 2015, $15.9 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2014, $2.9 million of gains were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $155.5 million for various foreign currencies, including $85.1 million for euros, $13.8 million for Swiss francs, $13.3 million for Mexican pesos, $11.8 million for British pounds, $9.5 million for Indonesian rupiah, and $22.0 million for other currencies.

Net losses of $4.2 million and $15.4 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2015 and 2014, respectively. Net losses of $13.2 million and $15.1 million associated with our derivatives not designated as hedging instruments were included in other, net in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2015 and 2014, respectively. These losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of September 30, 2015, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $16.6 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$317.1	$423.7	$918.0	$371.2
Income from continuing operations attributable to noncontrolling interests	(1.7)	(3.4)	(7.3)	(10.5)
Income from continuing operations attributable to Ensco	$315.4	$420.3	$910.7	$360.7

(Loss) income from discontinued operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Loss) income from discontinued operations, net	$(23.3)	$9.2	$(33.6)	$(811.2)
Income from discontinued operations attributable to noncontrolling interests	(.1)	(.1)	(.1)	(.3)
(Loss) income from discontinued operations attributable to Ensco	$(23.4)	$9.1	$(33.7)	$(811.5)

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations attributable to Ensco	$315.4	$420.3	$910.7	$360.7
Income from continuing operations allocated to non-vested share awards	(4.8)	(4.8)	(12.2)	(5.9)
Income from continuing operations attributable to Ensco shares	$310.6	$415.5	$898.5	$354.8

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average shares - basic	232.4	231.8	232.2	231.5
Potentially dilutive shares	.1	.2	—	.2
Weighted-average shares - diluted	232.5	232.0	232.2	231.7

Antidilutive shares totaling 900,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2015. Antidilutive shares totaling 100,000 and 200,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2014.

Note 6 -Debt

Senior Notes

During the first quarter, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

The 2025 Notes were issued pursuant to the Indenture between us and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), dated March 17, 2011 (the “Base Indenture”), as supplemented by the Third Supplemental Indenture between us and the Trustee, dated March 12, 2015 (the “Third Supplemental Indenture”).  The New 2044 Notes were issued as additional notes under the Base Indenture, as supplemented by the Second Supplemental Indenture between us and the Trustee, dated September 29, 2014 (the “Second Supplemental Indenture”), pursuant to which we previously issued $625.0 million aggregate principal amount of 5.75% senior notes due 2044 (the “Existing 2044 Notes”) in September 2014 (the Base Indenture, as amended and supplemented by the Second Supplemental Indenture and the Third Supplement Indenture, the “Indenture”).  The New 2044 Notes and Existing 2044 Notes are treated as a single series of debt securities under the Indenture (collectively, the “2044 Notes”).

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

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a 2016 maturity (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the 2025 Notes and New 2044 Notes public offering. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million for the nine-month period ended September 30, 2015.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. In April 2015, we completed the redemption of the remaining $145.4 million of 2016 Notes using a portion of the net proceeds from the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of $3.8 million which was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015.

In April 2015, we used the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem $51.0 million of our 4.33% MARAD notes due 2016 and our 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015. These losses primarily consisted of a "make-whole" premium.

In July 2015, we redeemed the remaining $14.3 million aggregate principal amount of the MARAD Obligations.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit ratings. Amounts repaid may be re-borrowed during the term of the Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit ratings.

In October 2015, Moody's downgraded our senior unsecured rating one notch to Baa2 from Baa1. The applicable margin rate for advances under our Credit Facility and the quarterly commitment fee percentage did not change as a result of this downgrade. A further reduction in our credit rating of one notch by Moody's or a reduction in our credit rating of one notch by Standard & Poor's would increase our applicable margin rate by 0.125% per annum and our quarterly commitment fee by 0.025% per annum under our Credit Facility.

In addition to other customary restrictive covenants, the Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to a specified percentage. In March 2015, we amended the Credit Facility to increase the percentage from 50% to 60%.

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of September 30, 2015 and December 31, 2014.

Note 7 -Impairment

Impairment of Long-Lived Assets

Fiscal Year 2015 - We continually assess our rig portfolio and actively work with our rig broker to market certain rigs that no longer meet our standards for economic returns or are not part of our long-term strategic plan. On a quarterly basis, we assess whether any rig meets the criteria established by Financial Accounting Standards Board ASC 360-10-45 for “held for sale” classification on our balance sheet. We measure the fair value of our assets held for sale by applying a market approach based on third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We reassess the fair value of our held for sale assets on a quarterly basis and adjust the carrying value, as necessary.

During 2015, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. As a result, individual assets that we classify as held for sale during 2015 are not reported as discontinued operations. Rigs that were classified as held for sale prior to 2015 continue to be reported as discontinued operations.

During the third quarter of 2015, management received approval from our Board of Directors to market for sale ENSCO 91, an older, less capable jackup rig that we cold stacked during the second quarter. We concluded that the rig met the held for sale criteria as of September 30, 2015, and its carrying value was written-down to fair value based on its estimated sales price. We recorded a pre-tax, non-cash loss on impairment totaling $2.4 million, which was included in income from continuing operations in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015.

In performing our quarterly assessment of the remaining held for sale rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90), we concluded that impairments were required as a result of declines in fair values observed during the third quarter. We recognized a pre-tax, non-cash loss on impairment of $25.6 million, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015. See “Note 9 - Discontinued Operations” for additional information on rigs classified as held for sale and presented in discontinued operations.

Our condensed consolidated balance sheet as of September 30, 2015 included seven held for sale rigs with an aggregate carrying value of $127.5 million. We believe the asset carrying values are supported by current market prices. If there is continued deterioration in the general business environment for offshore drilling rigs and/or further declines in the estimated sales price for drilling rigs, the estimated fair values of these assets will likely decline below their current carrying values, resulting in additional impairments.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. If the global economy, our overall business outlook, or our expectations regarding the marketability of one or more of our drilling rigs deteriorates further, we may conclude that a triggering event has occurred and perform a recoverability test that could lead to a material impairment charge in future periods.

During 2015, customers exercised their termination rights for certain drilling contracts, and we agreed to amended contract terms in some cases. In each instance, we concluded that a triggering event had occurred and performed an asset impairment analysis. Based on the analysis performed, we concluded there were no impairments as the carrying values of these rigs were recoverable. We continue to have ongoing discussions with certain customers requesting contract concessions. The outcome of these negotiations remains uncertain; however, deterioration of existing contract terms and/or change in our long-term operating assumptions could lead to a material impairment charge in future periods.

Fiscal Year 2014 - During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by customers in addition to delays in customers’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates previously realized. In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and classified as "held for sale." We completed the sale of ENSCO 5000 during the fourth quarter of 2014 and ENSCO 5002 during the second quarter of 2015. The remaining three floaters were classified as "held for sale" on our September 30, 2015 condensed consolidated balance sheet.

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

Note 8 -Shareholders' Equity

Consistent with prior years' practice, during the nine-month period ended September 30, 2015, we granted 2.0 million non-vested share awards to our employees, officers and non-employee directors for annual equity awards and for equity awards granted to new or recently promoted employees, pursuant to our 2012 Long-Term Incentive Plan. Grants of non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of the grant. Our non-vested share awards have dividend rights effective on the date of grant and are measured at fair value using the market value of our shares on the date of grant. The weighted-average grant-date fair value of non-vested share awards granted during the nine-month period ended September 30, 2015 was $24.22 per share.

Note 9 -Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014.

On a quarterly basis, we reassess the fair values of our "held for sale" rigs to determine whether any adjustments to the carrying values are necessary. We recorded pre-tax, non-cash losses on impairment of $25.6 million and $32.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, as a result of declines in the estimated fair values of several "held for sale" rigs. The loss on impairment is included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015. We measured the fair value of "held for sale" rigs by applying a market approach, which was based on an unobservable third-party estimated price that would be received in exchange for the assets in an orderly transaction between market participants.

During the nine-month period ended September 30, 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2015. We recognized a pre-tax gain of $1.6 million in connection with the disposal. The gain on sale was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015.

During the fourth quarter of 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining six rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90) are being actively marketed and were classified as "held for sale" on our September 30, 2015 condensed consolidated balance sheet.

During the three-month period ended September 30, 2014, we sold ENSCO 93, a jackup contracted to Petroleos Mexicanos (“Pemex”). In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in July 2015, less than one year from the date of sale. Our management services following the sale did not constitute significant ongoing involvement and therefore, the $1.2 million loss on sale was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014. ENSCO 93 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015 and 2014. Net proceeds from the sale of $51.7 million were included in investing activities of discontinued operations in our consolidated statement of cash flows during the fourth quarter of 2014.

During the nine-month period ended September 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014. We recognized a pre-tax gain of $10.3 million in connection with the disposal. The gain on sale and operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

The following table summarizes (loss) income from discontinued operations, net for the three-month and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1.7	$79.0	$19.4	$298.4
Operating expenses	5.6	72.4	38.8	324.0
Operating (loss) income	(3.9)	6.6	(19.4)	(25.6)
Income tax (expense) benefit	(2.1)	(11.7)	7.1	(23.2)
Loss on impairment, net	(17.3)	—	(24.5)	(796.8)
Gain on disposal of discontinued operations, net	—	14.3	3.2	34.4
(Loss) income from discontinued operations, net	$(23.3)	$9.2	$(33.6)	$(811.2)

Income tax benefit from discontinued operations for the nine-month period ended September 30, 2015 included $11.9 million of discrete tax benefits.

Debt and interest expense are not allocated to our discontinued operations.

Note 10 -Income Taxes

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2015 was 9.5% and 15.5%, respectively. Excluding the impact of discrete income tax items for the three-month and nine-month periods ended September 30, 2015, our consolidated effective income tax rate was 12.6% and 16.4%, respectively. These discrete tax items were primarily attributable to the early termination of the ENSCO DS-4 drilling contract and the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Excluding the impact of the discrete income tax items, our consolidated effective income tax rate for the three-month period ended September 30, 2014 was 13.9%. Excluding the impact of the $703.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the nine-month period ended September 30, 2014 was 11.8%.

The change in our effective tax rate for the three-month and nine-month periods is primarily attributable to the change in the estimated relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government that became effective on April 1,2014.

Note 11 -Contingencies

Brazil Internal Investigation

Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil during 2001 and, in 2008, entered into a drilling contract with Petrobras for DS-5, a rig Pride had ordered from a shipyard in South Korea.

Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition, Ensco conducted similar compliance reviews, the most recent of which commenced in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras.

While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to DS-5 - specifically, that Petrobras overpaid under the drilling contract. We believe this allegation is inaccurate, as publicly available data show that the contract’s compensation terms were in line with other contracts signed by Petrobras and other customers with our competitors during the same timeframe (late 2007 and early 2008). We provided this information to Petrobras in June 2015. We continue to operate DS-5 under its existing contract. In addition, all our other rigs contracted to Petrobras - ENSCO 6001, 6002, 6003 and 6004 - continue to work under their contracts.

Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Subsequently, the internal audit report and the alleged irregularities were referenced in Brazilian court documents connected to the prosecution of former Petrobras directors and employees as well as certain other third parties, including a former marketing consultant who provided services to Pride in connection with DS-5. The former marketing consultant entered into a plea agreement with the Brazil authorities. This plea agreement was referenced in a Brazilian court proceeding relating to a project for a competitor having no connection to us. This court proceeding document states that another court action would be made public in due course with respect to DS-5; to date no further proceedings relating to DS-5 have been released.

Independent counsel, under the direction of our Audit Committee, has substantially completed the investigation of these allegations by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the contracting of DS-5 as well as the former marketing consultant. To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant. Although the investigation is substantially complete, we cannot predict whether any new or additional allegations will be made and what impact those allegations will have on the timing or conclusions of the investigation. Our Audit Committee will examine any new or additional allegations and the facts and circumstances surrounding them.

To date, we have not been contacted by Brazil authorities, and no authority has alleged wrongdoing by Pride or Ensco or any of their current or former employees. In June and July 2015, we voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”), respectively, to advise them of this matter and our Audit Committee’s independent investigation, and we provided them an update on the investigation in September 2015. We cannot predict whether any governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition.

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

The owner of the oil tanker that struck the hull of ENSCO 74 filed claims seeking monetary damages in excess of $5.0 million for losses incurred when the tanker struck the ENSCO 74 hull. This matter went to trial in June 2014, and we won a directed verdict on all claims. During the third quarter of 2015, the United States Court of Appeals for the Fifth Circuit affirmed the trial court's directed verdict. The deadline for further appeals has now passed, thereby closing this matter.

ENSCO 29 Wreck Removal

During 2005, a portion of the ENSCO 29 platform drilling rig was lost over the side of a customer's platform as a result of Hurricane Katrina. During 2014, we received a letter from an operator demanding that Ensco retrieve the derrick and drawworks from the seabed.
Our property insurance policies include coverage for ENSCO 29 wreckage and debris removal costs up to $3.8 million. We also maintain liability insurance policies that provide coverage under certain circumstances for wreckage and debris removal costs in excess of the $3.8 million coverage provided under the property insurance policies. We believe that it is not probable a liability exists with respect to this matter, and no liability has been recorded on our condensed consolidated balance sheet as of September 30, 2015. While we cannot reasonably estimate a range of possible loss at this time, it is possible that removal costs may be in excess of our insurance coverage. Although we do not expect costs associated with the ENSCO 29 wreck removal to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 60 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed and the cases have been dismissed. The settlement documents for approximately 18 individual plaintiffs are continuing to be processed.

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

In addition to the pending cases in Mississippi and Louisiana, we have other asbestos or lung injury claims pending against us in litigation from time to time in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2015 totaled $95.8 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of September 30, 2015, we had not been required to make collateral deposits with respect to these agreements.

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

We recorded an aggregate gain on sale of $7.5 million at the time of disposal, which represented the portion of the gain that exceeded the present value of payments due under the charter agreements. The remaining $29.4 million gain was deferred and amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $5.7 million and $19.7 million were recognized in contract drilling expense in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015, and $2.7 million was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2015.

Due to our long-term charter agreements with the purchaser, ENSCO 83, ENSCO 89 and ENSCO 98 operating results for periods beginning after the date of sale (September 30, 2014) were included in income from continuing operations within the Other segment. Operating results for these rigs prior to September 30, 2014 were included in income from continuing operations within the Jackup segment.

The ENSCO 93 contract with Pemex ended in July 2015, less than one year from the date of sale. Therefore, our rig management operations following the sale did not constitute significant ongoing involvement. As a result, ENSCO 93 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014. See "Note 9 - Discontinued Operations" for additional information.

Note 13 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and nine-month periods ended 2015 and 2014 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment. Prior year information has been reclassified to conform to the current year presentation.

Three Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$646.4	$325.8	$40.0	$1,012.2	$—	$1,012.2
Operating expenses
Contract drilling (exclusive of depreciation)	242.4	160.0	31.1	433.5	—	433.5
Depreciation	95.7	44.8	—	140.5	4.7	145.2
Loss on impairment	—	2.4	—	2.4	—	2.4
General and administrative	—	—	—	—	28.4	28.4
Operating income (loss)	$308.3	$118.6	$8.9	$435.8	$(33.1)	$402.7
Property and equipment, net	$10,260.5	$3,194.6	$—	$13,455.1	$73.8	$13,528.9

Three Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$703.5	$481.0	$16.9	$1,201.4	$—	$1,201.4
Operating expenses
Contract drilling (exclusive of depreciation)	291.3	197.9	11.0	500.2	—	500.2
Depreciation	87.9	45.3	—	133.2	2.0	135.2
General and administrative	—	—	—	—	29.3	29.3
Operating income (loss)	$324.3	$237.8	$5.9	$568.0	$(31.3)	$536.7
Property and equipment, net	$9,836.2	$3,215.3	$—	$13,051.5	$76.1	$13,127.6

Nine Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,975.7	$1,138.2	$121.2	$3,235.1	$—	$3,235.1
Operating expenses
Contract drilling (exclusive of depreciation)	813.6	544.2	96.6	1,454.4	—	1,454.4
Depreciation	283.1	129.9	—	413.0	9.8	422.8
Loss on impairment	—	2.4	—	2.4	—	2.4
General and administrative			—	—	88.2	88.2
Operating income (loss)	$879.0	$461.7	$24.6	$1,365.3	$(98.0)	$1,267.3
Property and equipment, net	$10,260.5	$3,194.6	$—	$13,455.1	$73.8	$13,528.9

Nine Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,034.6	$1,320.1	$50.0	$3,404.7	$—	$3,404.7
Operating expenses
Contract drilling (exclusive of depreciation)	907.8	621.1	34.0	1,562.9	—	1,562.9
Depreciation	266.9	125.6	—	392.5	6.0	398.5
Loss on impairment	703.5	—	—	703.5	—	703.5
General and administrative	—	—	—	—	103.6	103.6
Operating income (loss)	$156.4	$573.4	$16.0	$745.8	$(109.6)	$636.2
Property and equipment, net	$9,836.2	$3,215.3	$—	$13,051.5	$76.1	$13,127.6

Information about Geographic Areas

As of September 30, 2015, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America (excluding Brazil)	9	7	16
Middle East & Africa	3	11	14
Europe & Mediterranean	2	11	13
Asia & Pacific Rim	4	7	11
Brazil	4	—	4
Asia & Pacific Rim (under construction)	1	1	2
Middle East & Africa (under construction)	—	2	2
Held for sale	4	3	7
Total	27	42	69

(1)	We provide management services on five rigs owned by third-parties not included in the table above.

Note 14 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Trade	$730.6	$878.8
Other	14.4	15.9
	745.0	894.7
Allowance for doubtful accounts	(9.4)	(11.4)
	$735.6	$883.3

Other current assets consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Inventory	$256.4	$240.3
Assets held for sale	127.5	152.4
Prepaid taxes	70.7	90.6
Deferred costs	54.8	61.9
Deferred tax assets	33.9	43.8
Prepaid expenses	30.0	33.8
Other	13.3	6.6
	$586.6	$629.4

Other assets, net consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Deferred costs	$86.5	$82.3
Supplemental executive retirement plan assets	42.8	43.2
Prepaid taxes on intercompany transfers of property	37.7	39.7
Deferred tax assets	36.2	38.4
Intangible assets	8.5	49.0
Unbilled receivables	1.7	18.6
Warranty and other claim receivables	—	30.6
Other	9.8	12.4
	$223.2	$314.2

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Deferred revenue	$198.0	$241.3
Personnel costs	158.6	214.0
Accrued interest	75.4	83.8
Taxes	60.8	97.0
Derivative liabilities	30.7	24.1
Other	11.7	36.4
	$535.2	$696.6

Other liabilities consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Deferred revenue	$240.6	$373.2
Unrecognized tax benefits (inclusive of interest and penalties)	151.6	142.4
Supplemental executive retirement plan liabilities	43.9	45.1
Intangible liabilities	16.9	40.7
Personnel costs	16.2	26.1
Other	35.4	39.8
	$504.6	$667.3

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Cumulative Translation Adjustment	$10.2	$5.1
Derivative Instruments	.4	8.0
Other	(2.1)	(1.2)
	$8.5	$11.9

The increase in the cumulative translation adjustment is due to changes in the Brazilian reai exchange rate relative to the U.S. dollar during the nine-month period ended September 30, 2015.

Concentration of Risk

We are exposed to credit risk relating to our receivables from customers, our cash and cash equivalents, our short-term investments and our use of derivatives in connection with the management of foreign currency exchange rate risk. We mitigate our credit risk relating to receivables from customers, which consist primarily of major international, government-owned and independent oil and gas companies, by performing ongoing credit evaluations. We also maintain reserves for potential credit losses, which generally have been within management's expectations. We mitigate our credit risk relating to cash and cash equivalents and short-term investments by focusing on diversification and quality of instruments. Cash equivalents and short-term investments consist of a portfolio of high-grade instruments. Custody of cash and cash equivalents and short-term investments is maintained at several well-capitalized financial institutions, and we monitor the financial condition of those financial institutions.

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

Consolidated revenues by customer for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
BP (1)	27%	15%	18%	16%
Petrobras(2)	16%	10%	14%	10%
Total(2)	6%	8%	8%	10%
Anadarko(2)	1%	8%	4%	10%
Other	50%	59%	56%	54%
	100%	100%	100%	100%

(1)
During the three-month periods ended September 30, 2015 and 2014, 86% and 79% of the revenues provided by BP, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2015 and 2014, 84% and 80% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

During the three-month and nine-month periods ended September 30, 2015, revenues provided by BP included $110.6 million for the ENSCO DS-4 lump sum termination fee.

(2)	During the three-month and nine-month periods ended September 30, 2015 and 2014, all revenues were provided by our Floaters segment.

Consolidated revenues by region for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Gulf of Mexico(1)	$363.0	$447.1	$972.8	$1,320.6
Angola(2)	136.6	150.1	488.3	458.5
Brazil(3)	112.9	115.8	351.3	361.5
United Kingdom(4)	91.5	117.8	316.4	268.7
Other	308.2	370.6	1,106.3	995.4
	$1,012.2	$1,201.4	$3,235.1	$3,404.7

(1)
During the three-month periods ended September 30, 2015 and 2014, 90% and 80% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2015 and 2014, 86% and 78% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment.

(2)
During the three-month periods ended September 30, 2015 and 2014, 87% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2015 and 2014, 90% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(3)	During the three-month and nine-month periods ended September 30, 2015 and 2014, all revenues were provided by our Floaters segment.

(4)	During the three-month and nine-month periods ended September 30, 2015 and 2014, all revenues were provided by our Jackups segment.

Note 15 -Guarantee of Registered Securities

During 2011, Ensco plc completed a merger transaction (the "Merger") with Pride. In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of September 30, 2015. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2015.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014; the unaudited condensed consolidating statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014; the condensed consolidating balance sheets as of September 30, 2015 (unaudited) and December 31, 2014; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$9.8	$34.8	$—	$1,039.4	$(71.8)	$1,012.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.3	34.8	—	463.2	(71.8)	433.5
Depreciation	—	4.3	—	140.9	—	145.2
Loss on impairment	—	—	—	2.4	—	2.4
General and administrative	11.8	.1	—	16.5	—	28.4
OPERATING (LOSS) INCOME	(9.3)	(4.4)	—	416.4	—	402.7
OTHER (EXPENSE) INCOME, NET	(37.1)	(7.2)	(15.7)	7.6	—	(52.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46.4)	(11.6)	(15.7)	424.0	—	350.3
INCOME TAX PROVISION	—	.9	—	32.3	—	33.2
DISCONTINUED OPERATIONS, NET	—	—	—	(23.3)	—	(23.3)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	338.4	111.2	14.6	—	(464.2)	—
NET INCOME (LOSS)	292.0	98.7	(1.1)	368.4	(464.2)	293.8
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.0	$98.7	$(1.1)	$366.6	$(464.2)	$292.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.3	$39.0	$—	$1,232.4	$(78.3)	$1,201.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	9.1	37.4	—	532.0	(78.3)	500.2
Depreciation	.1	1.8	—	133.3	—	135.2
General and administrative	10.2	.1	—	19.0	—	29.3
OPERATING (LOSS) INCOME	(11.1)	(.3)	—	548.1	—	536.7
OTHER (EXPENSE) INCOME, NET	(15.0)	(23.1)	(13.1)	12.8	—	(38.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26.1)	(23.4)	(13.1)	560.9	—	498.3
INCOME TAX PROVISION	—	(2.1)	—	76.7	—	74.6
DISCONTINUED OPERATIONS, NET	—	—	—	9.2	—	9.2
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	455.5	73.3	66.9	—	(595.7)	—
NET INCOME	429.4	52.0	53.8	493.4	(595.7)	432.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.5)	—	(3.5)
NET INCOME ATTRIBUTABLE TO ENSCO	$429.4	$52.0	$53.8	$489.9	$(595.7)	$429.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$27.2	$104.1	$—	$3,317.6	$(213.8)	$3,235.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	20.4	104.1	—	1,543.7	(213.8)	1,454.4
Depreciation	.1	9.2	—	413.5	—	422.8
Loss on impairment	—	—	—	2.4	—	2.4
General and administrative	38.8	.2	—	49.2	—	88.2
OPERATING (LOSS) INCOME	(32.1)	(9.4)	—	1,308.8	—	1,267.3
OTHER (EXPENSE) INCOME, NET	(133.3)	(21.6)	(46.8)	21.3	—	(180.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(165.4)	(31.0)	(46.8)	1,330.1	—	1,086.9
INCOME TAX PROVISION	—	28.8	—	140.1	—	168.9
DISCONTINUED OPERATIONS, NET	—	—	—	(33.6)	—	(33.6)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,042.4	203.9	149.9	—	(1,396.2)	—
NET INCOME	877.0	144.1	103.1	1,156.4	(1,396.2)	884.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.4)	—	(7.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$877.0	$144.1	$103.1	$1,149.0	$(1,396.2)	$877.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2014 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$23.8	$116.8	$—	$3,501.7	$(237.6)	$3,404.7
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	24.4	115.2	—	1,660.9	(237.6)	1,562.9
Depreciation	.2	5.1	—	393.2	—	398.5
Loss on impairment	—	—	—	703.5	—	703.5
General and administrative	41.0	.3	—	62.3	—	103.6
OPERATING (LOSS) INCOME	(41.8)	(3.8)	—	681.8	—	636.2
OTHER (EXPENSE) INCOME, NET	(43.6)	(28.5)	(39.0)	12.8	—	(98.3)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(85.4)	(32.3)	(39.0)	694.6	—	537.9
INCOME TAX PROVISION	—	36.3	—	130.4	—	166.7
DISCONTINUED OPERATIONS, NET	—	—	—	(811.2)	—	(811.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	(365.4)	(1,314.2)	(1,502.9)	—	3,182.5	—
NET LOSS	(450.8)	(1,382.8)	(1,541.9)	(247.0)	3,182.5	(440.0)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(10.8)	—	(10.8)
NET LOSS ATTRIBUTABLE TO ENSCO	$(450.8)	$(1,382.8)	$(1,541.9)	$(257.8)	$3,182.5	$(450.8)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$292.0	$98.7	$(1.1)	$368.4	$(464.2)	$293.8
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(14.8)	—	—	—	(14.8)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.8	—	—	—	5.8
Other	—	—	—	2.9	—	2.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(9.0)	—	2.9	—	(6.1)

COMPREHENSIVE INCOME (LOSS)	292.0	89.7	(1.1)	371.3	(464.2)	287.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.0	$89.7	$(1.1)	$369.5	$(464.2)	$285.9

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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$877.0	$144.1	$103.1	$1,156.4	$(1,396.2)	$884.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(23.5)	—	—	—	(23.5)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	15.9	—	—	—	15.9
Other	—	—	—	4.2	—	4.2
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(7.6)	—	4.2	—	(3.4)

COMPREHENSIVE INCOME	877.0	136.5	103.1	1,160.6	(1,396.2)	881.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.4)	—	(7.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$877.0	$136.5	$103.1	$1,153.2	$(1,396.2)	$873.6

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2014
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(450.8)	$(1,382.8)	$(1,541.9)	$(247.0)	$3,182.5	$(440.0)
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(2.8)	—	—	—	(2.8)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	(3.3)	—	—	—	(3.3)
Other	—	—	—	4.2	—	4.2
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(6.1)	—	4.2	—	(1.9)

COMPREHENSIVE LOSS	(450.8)	(1,388.9)	(1,541.9)	(242.8)	3,182.5	(441.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(10.8)	—	(10.8)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(450.8)	$(1,388.9)	$(1,541.9)	$(253.6)	$3,182.5	$(452.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144.5	$.1	$14.6	$81.2	$—	$240.4
Short-term investments	850.0	—	—	—	—	850.0
Accounts receivable, net	—	—	—	735.6	—	735.6
Accounts receivable from affiliates	35.3	190.3	—	116.6	(342.2)	—
Other	.5	84.3	—	501.8	—	586.6
Total current assets	1,030.3	274.7	14.6	1,435.2	(342.2)	2,412.6
PROPERTY AND EQUIPMENT, AT COST	2.1	115.3	—	16,271.8	—	16,389.2
Less accumulated depreciation	1.8	43.3	—	2,815.2	—	2,860.3
Property and equipment, net	.3	72.0	—	13,456.6	—	13,528.9
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	2,727.7	5,593.2	2,084.6	7,489.8	(17,895.3)	—
INVESTMENTS IN AFFILIATES	10,159.4	1,440.6	612.5	—	(12,212.5)	—
OTHER ASSETS, NET	27.0	44.3	—	151.9	—	223.2
	$13,944.7	$7,424.8	$2,711.7	$22,809.6	$(30,450.0)	$16,440.8
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50.7	$56.2	$23.4	$672.8	$—	$803.1
Accounts payable to affiliates	22.4	129.3	—	190.5	(342.2)	$—
Total current liabilities	73.1	185.5	23.4	863.3	(342.2)	803.1
DUE TO AFFILIATES	1,042.0	4,690.5	1,805.0	10,357.8	(17,895.3)	—
LONG-TERM DEBT	3,807.8	149.2	1,946.3	—	—	5,903.3
DEFERRED INCOME TAXES	—	208.0	—	—	—	208.0
OTHER LIABILITIES	—	6.6	5.5	492.5	—	504.6
ENSCO SHAREHOLDERS' EQUITY	9,021.8	2,185.0	(1,068.5)	11,085.3	(12,212.5)	9,011.1
NONCONTROLLING INTERESTS	—	—	—	10.7	—	10.7
Total equity	9,021.8	2,185.0	(1,068.5)	11,096.0	(12,212.5)	9,021.8
	$13,944.7	$7,424.8	$2,711.7	$22,809.6	$(30,450.0)	$16,440.8

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2014 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287.4	$—	$90.8	$286.6	$—	$664.8
Short-term investments	712.0	—	—	45.3	—	757.3
Accounts receivable, net	—	—	—	883.3	—	883.3
Accounts receivable from affiliates	34.5	210.4	—	134.6	(379.5)	—
Other	4.1	86.9	—	538.4	—	629.4
Total current assets	1,038.0	297.3	90.8	1,888.2	(379.5)	2,934.8
PROPERTY AND EQUIPMENT, AT COST	2.1	71.5	—	14,901.9	—	14,975.5
Less accumulated depreciation	1.7	34.1	—	2,404.9	—	2,440.7
Property and equipment, net	.4	37.4	—	12,497.0	—	12,534.8
GOODWILL	—	—	—	276.1	—	276.1
DUE FROM AFFILIATES	2,873.2	4,748.2	1,835.0	6,308.8	(15,765.2)	—
INVESTMENTS IN AFFILIATES	9,084.8	1,233.5	461.6	—	(10,779.9)	—
OTHER ASSETS, NET	17.0	47.4	—	249.8	—	314.2
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47.8	$42.8	$34.3	$944.9	$—	$1,069.8
Accounts payable to affiliates	23.5	158.3	—	197.7	(379.5)	—
Current maturities of long-term debt	—	—	—	34.8	—	34.8
Total current liabilities	71.3	201.1	34.3	1,177.4	(379.5)	1,104.6
DUE TO AFFILIATES	994.8	3,817.4	1,547.7	9,405.3	(15,765.2)	—
LONG-TERM DEBT	3,724.4	149.2	1,973.2	38.8	—	5,885.6
DEFERRED INCOME TAXES	—	176.8	—	2.7	—	179.5
OTHER LIABILITIES	—	6.1	7.0	654.2	—	667.3
ENSCO SHAREHOLDERS' EQUITY	8,222.9	2,013.2	(1,174.8)	9,933.6	(10,779.9)	8,215.0
NONCONTROLLING INTERESTS	—	—	—	7.9	—	7.9
Total equity	8,222.9	2,013.2	(1,174.8)	9,941.5	(10,779.9)	8,222.9
	$13,013.4	$6,363.8	$2,387.4	$21,219.9	$(26,924.6)	$16,059.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(34.2)	$(7.1)	$(86.1)	$1,402.0	$—	$1,274.6
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,445.8)	—	(1,445.8)
Purchases of short-term investments	(850.0)	—	—	—	—	(850.0)
Maturities of short-term investments	712.0	—	—	45.3	—	757.3
Other	—	—	—	1.4	—	1.4
Net cash used in investing activities of continuing operations	(138.0)	—	—	(1,399.1)	—	(1,537.1)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(1,072.5)	—	—	—	—	(1,072.5)
Cash dividends paid	(105.9)	—	—	—	—	(105.9)
Premium paid on redemption of debt	(30.3)	—	—	—	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances from (to) affiliates	175.0	7.2	9.9	(192.1)	—	—
Other	(5.2)	—	—	(3.2)	—	(8.4)
Net cash provided by (used in) financing activities	29.3	7.2	9.9	(195.3)	—	(148.9)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(12.7)	—	(12.7)
Investing activities	—	—	—	(.3)	—	(.3)
Net cash used in discontinued operations	—	—	—	(13.0)	—	(13.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142.9)	.1	(76.2)	(205.4)	—	(424.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144.5	$.1	$14.6	$81.2	$—	$240.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2014 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(82.2)	$(91.7)	$(76.7)	$1,763.3	$—	$1,512.7
INVESTING ACTIVITIES
Additions to property and equipment	—	(28.1)	—	(1,217.0)	—	(1,245.1)
Maturities of short-term investments	—	—	—	50.0		50.0
Purchases of short-term investments	—	—	—	(45.3)	—	(45.3)
Other	—	—	—	9.8	—	9.8
Net cash used in investing activities of continuing operations	—	(28.1)	—	(1,202.5)	—	(1,230.6)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,246.4	—	—	—	—	1,246.4
Cash dividends paid	(526.7)	—	—	—	—	(526.7)
Reduction of long-term borrowings	—	—	—	(30.9)	—	(30.9)
Debt financing costs	(11.3)	—	—	—	—	(11.3)
Advances (to) from affiliates	(295.5)	119.3	414.8	(238.6)	—	—
Other	(10.2)	—	—	(7.4)	—	(17.6)
Net cash provided by (used in) financing activities	402.7	119.3	414.8	(276.9)	—	659.9
DISCONTINUED OPERATIONS
Operating activities	—	—	—	10.6	—	10.6
Investing activities	—	—	—	55.5	—	55.5
Net cash provided by discontinued operations	—	—	—	66.1	—	66.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320.5	(.5)	338.1	350.0	—	1,008.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$367.0	$—	$343.0	$463.7	$—	$1,173.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

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

The contracting environment remained very challenging for offshore drilling contractors during the third quarter. Despite a modest increase in market tenders and inquiries in some markets, contracting opportunities remained limited, largely due to near-term uncertainty in commodity prices. Contract awards, in general, have been short-term in nature and subject to an extremely competitive bidding process. Customers’ capital spending levels, which have declined significantly in recent periods, continue to negatively impact both utilization and day rates. Certain customers are requesting contract concessions or terminating drilling contracts. Brent crude prices, which averaged approximately $50 per barrel during the third quarter, continue to constrain customer demand, and we expect that there will be limited contracting opportunities during the remainder of 2015 and 2016.

In July, we accepted delivery of ENSCO DS-8, which is committed under a long-term contract in Angola, and agreed with the shipyard to delay the delivery of ENSCO DS-10, our only remaining floater under construction, until the first quarter of 2017. Also in July, we received a notice of termination for convenience from our ENSCO DS-9 customer under the terms of the drilling contract. The rig was delivered from the shipyard in April and is currently uncontracted.

Also in April, we accepted delivery of ENSCO 110, a premium jack-up rig, which has commenced drilling operations under a long-term contract in the United Arab Emirates.

Seven of our older, less capable rigs are being marketed for sale as part of our fleet high-grading strategy and were classified as “held for sale” on our condensed consolidated balance sheet as of September 30, 2015. Additionally, we are taking steps to reduce costs in response to limited contracting opportunities and have cold stacked, or are in the process of cold stacking, a significant number of rigs. We continue to evaluate strategic options for aged, cold stacked rigs, which could include disposal.

We expect that cash flow generated in the near-term will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. During the first three quarters, our Board of Directors declared a $0.15 per share quarterly dividend, a $0.60 per share reduction from the prior year level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

We completed a $1.1 billion debt offering during the first quarter and used the proceeds to redeem our 2016 Notes and our outstanding MARAD obligations. As a result, we currently have no debt maturities prior to 2019.

Based on our strong balance sheet and $6.6 billion of contractual backlog, we believe future capital expenditures, debt service payments and dividend payments will primarily be funded from cash and short-term investments, future operating cash flows and borrowings under our commercial paper program and/or revolving credit facility. These sources of cash provide an adequate level of liquidity and flexibility to potentially make additional investments in our fleet. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity, as necessary.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be very challenging due to reduced demand, as well as additional newbuild supply. Floater demand remains low following the sharp decline in commodity prices during 2014 and early 2015, and Brent crude prices remain largely unchanged through the third quarter of 2015. Customers have delayed drilling programs and are exploring subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. Customers are currently preparing their 2016 budgets, and we anticipate that capital spending may decline in 2016 relative to 2015. We expect that day rates and utilization will remain under pressure throughout 2016.

During the third quarter, we received a notice of termination for convenience from our ENSCO DS-9 customer. Under the terms of the contract, our customer is obligated to pay us termination fees, which are payable monthly, of two years of the operating day rate (approximately $550,000), which may be partially defrayed should we re-contract the rig and/or mitigate certain costs. Our customer is also contractually obligated to reimburse certain costs that we incurred prior to or as a direct result of the termination.

During the second quarter, we agreed with our customer to extend the contract term on ENSCO DS-7 by twelve months at a reduced day rate and early terminate the ENSCO DS-1 contract.  ENSCO DS-1 is now cold stacked in Spain. Additionally, our customer placed ENSCO DS-6 on a special standby rate equal to 70% of the contractual operating rate beginning in late September 2015.

During the first quarter, we received notice of termination for convenience for ENSCO DS-4. Under the terms of the ENSCO DS-4 drilling contract, the customer was obligated to pay a lump sum fee upon termination, which occurred during the third quarter. We collected the lump sum termination fee in October.

Currently, there are approximately 46 newbuild floaters under construction scheduled for delivery before the end of 2017, approximately half of which are contracted. Several newbuilds deliveries have already been delayed into future years, and it is possible that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have scrapped or cold stacked approximately 69 floaters since September 2014 due to a lack of contracting opportunities. Additionally, approximately 24 floaters older than 30 years of age are currently idle. Approximately 59 floaters greater than 30 years old have contracts that will expire by year-end 2017. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive and, as a result, drilling contractors may elect to scrap or cold stack these rigs. We expect floater scrapping and cold stacking to continue into 2016.
Jackups

Demand for jackups also remains low due to the sharp decline in commodity prices. Customers have delayed drilling programs and are exploring subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers are requesting contract concessions or terminating drilling contracts. Customers are currently preparing their 2016 budgets, and we anticipate that capital spending may decline in 2016 relative to 2015. We expect that day rates and utilization will remain under pressure throughout 2016.

In October, we received notice of termination for convenience for ENSCO 84, effective 30 days following receipt. We are currently in discussions with the customer regarding future work opportunities for the rig. Separately, we agreed to reduced day rates on certain jackup drilling contracts during the third quarter.
Currently, there are approximately 105 uncontracted competitive newbuild jackup rigs scheduled for delivery before the end of 2017. Over the past year, some jackup orders have been cancelled and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities. Currently, approximately 70 marketed jackups older than 30 years of age are stacked or idle. Furthermore, approximately 90 competitive jackups that are 30 years of age or older have contracts that expire before the end of 2017, and these rigs may be unable to find additional work. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive and, as a result, drilling contractors may elect to scrap or cold stack these rigs. We expect jackup scrapping and cold stacking to continue into 2016.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,012.2	$1,201.4	$3,235.1	$3,404.7
Operating expenses
Contract drilling (exclusive of depreciation)	433.5	500.2	1,454.4	1,562.9
Depreciation	145.2	135.2	422.8	398.5
Loss on impairment	2.4	—	2.4	703.5
General and administrative	28.4	29.3	88.2	103.6
Operating income	402.7	536.7	1,267.3	636.2
Other expense, net	(52.4)	(38.4)	(180.4)	(98.3)
Provision for income taxes	33.2	74.6	168.9	166.7
Income from continuing operations	317.1	423.7	918.0	371.2
(Loss) income from discontinued operations, net	(23.3)	9.2	(33.6)	(811.2)
Net income (loss)	293.8	432.9	884.4	(440.0)
Net income attributable to noncontrolling interests	(1.8)	(3.5)	(7.4)	(10.8)
Net income (loss) attributable to Ensco	$292.0	$429.4	$877.0	$(450.8)

For the three-month period ended September 30, 2015, revenues declined $189.2 million, or 16%, as compared to the prior year quarter primarily due to fewer days under contract across our fleet and, to a lesser extent, lower average rates. These declines were partially offset by ENSCO DS-4 lump sum termination revenue, ENSCO DS-9 related revenue, revenue generated from semisubmersible rigs that were undergoing capital enhancement projects during 2014 and newbuild additions to our jackup fleet.

For the nine-month period ended September 30, 2015, revenues declined $169.6 million, or 5%, as compared to the prior year period primarily due to fewer days under contract across our fleet and, to a lesser extent, lower average day rates in our floater fleet. These declines were partially offset by revenues generated from semisubmersible rigs that were undergoing capital enhancement projects during 2014, newbuild additions to our jackup fleet, ENSCO DS-4 lump sum termination revenue and ENSCO DS-9 related revenue.

Contract drilling expense declined $66.7 million, or 13%, and $108.5 million, or 7%, for the three-month and nine-month periods ended September 30, 2015, respectively, primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. These declines were partially offset by newbuild additions to our jackup fleet and ENSCO DS-9 related costs.

During the three-month and nine-month periods ended September 30, 2015, we recorded a non-cash loss on impairment with respect to an older, less capable jackup rig totaling $2.4 million. During the nine-month period ended September 30, 2014, we recorded a non-cash loss on impairment with respect to older, less capable rigs in our Floaters segment totaling $703.5 million. See below for additional information on our results by segment.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire and new contracts and/or options are priced at current market rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of September 30, 2015 and 2014:

	2015	2014
Floaters(1)(3)	22	21
Jackups(2)(3)	36	38
Under construction(3)	4	7
Held for sale (1)(2)(4)	7	5
Total	69	71

(1)	During the fourth quarter of 2014, we classified ENSCO DS-2 as "held for sale."

(2)	During the fourth quarter of 2014, we classified ENSCO 58 and ENSCO 90 as "held for sale." During 2015, we classified ENSCO 91 as "held for sale."

(3)	During 2015, we accepted delivery of two ultra-deepwater drillships, ENSCO DS-8 and ENSCO DS-9, and a premium jack-up rig, ENSCO 110.

(4)	During the fourth quarter of 2014, we sold ENSCO 5000. During 2015, we sold ENSCO 5002.
The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rig Utilization(1)
Floaters	59%	82%	73%	78%
Jackups	64%	92%	76%	89%
Total	62%	89%	75%	85%
Average Day Rates(2)
Floaters	$421,903	$451,078	$421,686	$465,633
Jackups	133,619	139,997	139,634	137,766
Total	$232,008	$239,233	$238,265	$242,918

(1)
Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations. When revenue is earned but is deferred and amortized over a future period, for example when a rig earns revenue while mobilizing to commence a new contract or while being upgraded in a shipyard, the related days are excluded from days under contract.

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

Three Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$646.4	$325.8	$40.0	$1,012.2	$—	$1,012.2
Operating expenses
Contract drilling (exclusive of depreciation)	242.4	160.0	31.1	433.5	—	433.5
Depreciation	95.7	44.8	—	140.5	4.7	145.2
Loss on Impairment	—	2.4	—	2.4	—	2.4
General and administrative	—	—	—	—	28.4	28.4
Operating income (loss)	$308.3	$118.6	$8.9	$435.8	$(33.1)	$402.7

Three Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$703.5	$481.0	$16.9	$1,201.4	$—	$1,201.4
Operating expenses
Contract drilling (exclusive of depreciation)	291.3	197.9	11.0	500.2	—	500.2
Depreciation	87.9	45.3	—	133.2	2.0	135.2
General and administrative	—	—	—	—	29.3	29.3
Operating income (loss)	$324.3	$237.8	$5.9	$568.0	$(31.3)	$536.7

Nine Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,975.7	$1,138.2	$121.2	$3,235.1	$—	$3,235.1
Operating expenses
Contract drilling (exclusive of depreciation)	813.6	544.2	96.6	1,454.4	—	1,454.4
Depreciation	283.1	129.9	—	413.0	9.8	422.8
Loss on Impairment	—	2.4	—	2.4	—	2.4
General and administrative			—	—	88.2	88.2
Operating income (loss)	$879.0	$461.7	$24.6	$1,365.3	$(98.0)	$1,267.3

Nine Months Ended September 30, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,034.6	$1,320.1	$50.0	$3,404.7	$—	$3,404.7
Operating expenses
Contract drilling (exclusive of depreciation)	907.8	621.1	34.0	1,562.9	—	1,562.9
Depreciation	266.9	125.6	—	392.5	6.0	398.5
Loss on Impairment	703.5	—	—	703.5	—	703.5
General and administrative	—	—	—	—	103.6	103.6
Operating income (loss)	$156.4	$573.4	$16.0	$745.8	$(109.6)	$636.2

Floaters

Floater revenues for the three-month period ended September 30, 2015 declined $57.1 million, or 8%, compared to the prior year quarter primarily due to fewer days under contract across our floater fleet and, to a lesser extent, lower average day rates. These declines were offset by $110.6 million in revenue associated with the ENSCO DS-4 lump sum termination fee. Our customer paid a fee totaling $145.7 million, which included repayment of a $16.7 million receivable for mobilization and capital upgrades. The termination revenue was partially offset by the write-off of an $18.4 million contract intangible asset related to the terminated drilling contract. The net floater revenue decline was also offset by the addition of ENSCO DS-9 related revenue, as discussed in "Note 1 - Unaudited Condensed Consolidated Financial Statements", and more days under contract for semisubmersible rigs ENSCO 5004, ENSCO 5005 and ENSCO 5006, all of which were in the shipyard for capital enhancement projects during 2014.

Floater contract drilling expense for the three-month period ended September 30, 2015 declined $48.9 million, or 17%, compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. We completed the ENSCO 8501, ENSCO 8502 and ENSCO DS-1 cold stacking process, which significantly reduced daily operating expenses as compared to the prior year quarter. These declines were partially offset by the addition of ENSCO DS-9 related costs and higher contract drilling expense for the aforementioned semisubmersible rigs that were undergoing capital enhancement projects during 2014. Depreciation expense increased $7.8 million, or 9%, primarily due to capital enhancement projects on the aforementioned semisubmersible rigs, partially offset by lower depreciation expense on floaters that were impaired during 2014.

Floater revenues for the nine-month period ended September 30, 2015 declined $58.9 million, or 3%, compared to the prior year primarily due to fewer days under contract across our floater fleet and, to a lesser extent, lower average day rates. These declines were partially offset by the aforementioned semisubmersible rigs that were undergoing capital enhancement projects during 2014, ENSCO DS-4 lump sum termination revenue and the addition of ENSCO DS-9 related revenue.

Floater contract drilling expense for the nine-month period ended September 30, 2015 declined $94.2 million, or 10%, compared to the prior year primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. We completed the ENSCO 8501, ENSCO 8502 and ENSCO DS-1 cold stacking process, which significantly reduced daily operating expenses as compared to the prior year. These declines were partially offset by higher contract drilling expense for ENSCO 5004, ENSCO 5005, ENSCO 5006 and ENSCO DS-9. Depreciation expense increased by $16.2 million, or 6%, primarily due to capital enhancement projects on the aforementioned semisubmersible rigs, partially offset by lower depreciation expense on floaters that were impaired during 2014.

Jackups

Jackup revenues for the three-month period ended September 30, 2015 declined $155.2 million, or 32%, as compared to the prior year quarter primarily due to fewer contracted days across our jackup fleet and the sale of ENSCO 83, ENSCO 89 and ENSCO 98. We executed charter agreements with the purchaser of ENSCO 83, ENSCO 89, and ENSCO 98 to continue operating these rigs for the remaining contract period. Revenues earned by these rigs subsequent to their sale on September 30, 2014 were included within the Other segment. These revenue declines were partially offset by the commencement of the ENSCO 122 and ENSCO 110 long-term contracts during the fourth quarter of 2014 and second quarter of 2015, respectively.
Jackup contract drilling expense for the three-month period ended September 30, 2015 declined $37.9 million, or 19%, as compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. Contract drilling expense also declined due to the sale of ENSCO 83, ENSCO 89 and ENSCO 98, partially offset by the aforementioned additions to our jackup fleet. Depreciation expense was comparable to the prior year quarter.

Jackup revenues for the nine-month period ended September 30, 2015 declined $181.9 million, or 14%, as compared to the prior year period. The decline was primarily due to fewer contracted days across our jackup fleet and the sale of the aforementioned jackup rigs, partially offset by the commencement of the ENSCO 120, ENSCO 121, and ENSCO 122 long-term drilling contracts during 2014 and the commencement of the ENSCO 110 long-term drilling contract during 2015.

Jackup contract drilling expense for the nine-month period ended September 30, 2015 declined $76.9 million, or 12%, as compared to the prior year period due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. Jackup contract drilling expense also declined due to the sale of the aforementioned jackup rigs, partially offset by the aforementioned additions to our Jackup fleet. Depreciation expense increased by $4.3 million, or 3%, primarily due to additions to our Jackup fleet.

Impairment of Long-Lived Assets

Fiscal Year 2015 - We continually assess our rig portfolio and actively work with our rig broker to market certain rigs that no longer meet our standards for economic returns or are not part of our long-term strategic plan. On a quarterly basis, we assess whether any rig meets the criteria established by Financial Accounting Standards Board ASC 360-10-45 for “held for sale” classification on our balance sheet. We measure the fair value of our assets held for sale by applying a market approach based on third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We reassess the fair value of our held for sale assets on a quarterly basis and adjust the carrying value, as necessary.

During 2015, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). Under the

new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. As a result, individual assets that we classify as held for sale during 2015 are not reported as discontinued operations. Rigs that were classified as held for sale prior to 2015 continue to be reported as discontinued operations.

During the third quarter of 2015, management received approval from our Board of Directors to market for sale ENSCO 91, an older, less capable jackup rig that we cold stacked during the second quarter. We concluded that the rig met the held for sale criteria as of September 30, 2015, and its carrying value was written-down to fair value based on its estimated sales price. We recorded a pre-tax, non-cash loss on impairment totaling $2.4 million, which was included in income from continuing operations in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015.

In performing our quarterly assessment of the remaining held for sale rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90), we concluded that impairments were required as a result of declines in fair values observed during the third quarter. We recognized a pre-tax, non-cash loss on impairment of $25.6 million, which was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015. See “Note 9 - Discontinued Operations” for additional information on rigs classified as held for sale and presented in discontinued operations.

Our condensed consolidated balance sheet as of September 30, 2015 included seven held for sale rigs with an aggregate carrying value of $127.5 million. We believe the asset carrying values are supported by current market prices. If there is continued deterioration in the general business environment for offshore drilling rigs and/or further declines in the estimated sales price for drilling rigs, the estimated fair values of these assets will likely decline below their current carrying values, resulting in additional impairments.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. If the global economy, our overall business outlook, or our expectations regarding the marketability of one or more of our drilling rigs deteriorates further, we may conclude that a triggering event has occurred and perform a recoverability test that could lead to a material impairment charge in future periods.

During 2015, customers exercised their termination rights for certain drilling contracts, and we agreed to amended contract terms in some cases. In each instance, we concluded that a triggering event had occurred and performed an asset impairment analysis. Based on the analysis performed, we concluded there were no impairments as the carrying values of these rigs were recoverable. We continue to have ongoing discussions with certain customers requesting contract concessions. The outcome of these negotiations remains uncertain; however, deterioration of existing contract terms and/or change in our long-term operating assumptions could lead to a material impairment charge in future periods.

Fiscal Year 2014 - During the second quarter of 2014, demand for floaters deteriorated as a result of continued reduction in capital spending by customers in addition to delays in customers’ drilling programs. The reduction in demand, combined with the increasing supply from newbuild floater deliveries, led to a very competitive market. In general, contracting activity for floaters declined significantly, and new day rate fixtures were substantially lower than rates previously realized. In response to the adverse change in the floaters business climate, management evaluated our older, less capable floaters and committed to a plan to sell five rigs. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000 and ENSCO 7500 were removed from our portfolio of rigs marketed for contract drilling services and actively marketed for sale. These rigs were written down to fair value, less costs to sell, as of May 31, 2014 and classified as "held for sale." We completed the sale of ENSCO 5000 during the fourth quarter of 2014 and ENSCO 5002 during the second quarter of 2015. The remaining three floaters were classified as "held for sale" on our September 30, 2015 condensed consolidated balance sheet.

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

Goodwill

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling. Our condensed consolidated balance sheet as of September 30, 2015 included goodwill of $192.6 million and $83.5 million allocated to the Jackups and Floaters segments, respectively.

We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.  Our stock price declined significantly during the third quarter and into October, reaching a twelve-month low of $13.26 on October 2nd. During the third quarter, our stock traded between $13.42 and $22.21. The average stock price during the third quarter was $17.21 compared to an average stock price of $24.33 during the second quarter.

A sustained decline in our stock price is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in stock price observed during the third quarter did not represent a sustained decline and that no triggering events occurred during the third quarter requiring an interim goodwill impairment test as of September 30, 2015.

We will perform our annual goodwill impairment test as of December 31, 2015. If our stock continues to trade at current levels during the remainder of 2015 and/or our operating performance or anticipated business outlook deteriorates, it is highly likely that our Floaters and/or Jackups reporting unit estimated fair value will decline below its carrying value, resulting in a goodwill impairment.

There are several factors that could have a negative impact on the fair value of our reporting units including, but not limited to:

•	declines in estimated market day rates and utilization due to greater-than-expected market pressures, downtime and other risks associated with offshore rig operations;

•	sustained decline in our stock price;

•	changes in worldwide rig supply and demand, competition or technology, including changes as a result of delivery of newbuild drilling rigs;

•
changes in future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
possible cancellation or suspension or termination (with or without cause) of drilling contracts as a result of economic conditions in the industry, mechanical difficulties, performance or other reasons;

•	delays in actual contract commencement dates or the cancellation of drilling programs by operators;

•	the outcome of litigation, legal proceedings, investigations or other claims or contract disputes resulting in significant cash outflows;

•	governmental, regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations (such as the Gulf of Mexico during hurricane season);

•	increases in the market-participant risk-adjusted weighted average cost of capital ("WACC"); and

•	declines in anticipated growth rates.

Adverse changes in one or more of these factors could reduce the estimated fair value of our Floaters and/or Jackups reporting unit below its carrying value in future periods, resulting in a goodwill impairment.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$1.0	$3.1	$6.8	$10.2
Interest expense, net:
Interest expense	(76.8)	(56.0)	(226.8)	(167.6)
Capitalized interest	21.5	18.0	67.9	58.6
	(55.3)	(38.0)	(158.9)	(109.0)
Other, net	1.9	(3.5)	(28.3)	.5
	$(52.4)	$(38.4)	$(180.4)	$(98.3)

Interest expense for three-month and nine-month periods ended September 30, 2015 increased as compared to the prior year periods due to our September 2014 and March 2015 debt offerings. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2015 increased as compared to the prior year periods due to an increase in the average outstanding amount of capital invested in newbuild construction.

Other, net for the nine-month period ended September 30, 2015 included a pre-tax loss of $33.5 million related to the extinguishment of our 2016 Notes and our MARAD obligations.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $4.1 million and $5.6 million, inclusive of the change in offsetting fair value derivatives, were included in other, net for the three-month and nine-month periods ended September 30, 2015, respectively. Net foreign currency exchange losses of $2.5 million and $900,000, inclusive of the change in offsetting fair value derivatives, were included in other, net for the three-month and nine-month periods ended September 30, 2014, respectively.

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

Income tax expense for the three-month periods ended September 30, 2015 and 2014 was $33.2 million and $74.6 million, respectively. Income tax expense for the nine-month periods ended September 30, 2015 and 2014 was $168.9 million and $166.7 million, respectively.

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2015 was 9.5% and 15.5%, respectively. Excluding the impact of discrete income tax items, our consolidated effective income tax rate was 12.6% and 16.4%, respectively. These discrete tax items were primarily attributable to the early termination of the ENSCO DS-4 drilling contract and the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Excluding the impact of the discrete income tax items, our consolidated effective income tax rate for the three-month period ended September 30, 2014 was 13.9%. Excluding the impact of the $703.5 million loss on impairment and discrete income tax expense, our consolidated effective income tax rate for the nine-month period ended September 30, 2014 was 11.8%. The change in our effective tax rate for the three-month and nine-month periods is primarily attributable to the change in the estimated relative components of our earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and tax legislation enacted by the U.K. government that became effective on April 1, 2014.

Discontinued Operations

During 2014, management committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services. The operating results from these rigs were included in (loss) income from discontinued operations, net in our condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014.

On a quarterly basis, we reassess the fair values of our "held for sale" rigs to determine whether any adjustments to the carrying values are necessary. We recorded pre-tax, non-cash losses on impairment of $25.6 million and $32.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, as a result of declines in the estimated fair values of several "held for sale" rigs. The loss on impairment is included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015. We measured the fair value of "held for sale" rigs by applying a market approach, which was based on an unobservable third-party estimated price that would be received in exchange for the assets in an orderly transaction between market participants.

During the nine-month period ended September 30, 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2015. We recognized a pre-tax gain of $1.6 million in connection with the disposal. The gain on sale was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015.

During the fourth quarter of 2014, we completed the sale of ENSCO 5000 for net proceeds of $1.3 million. The remaining six rigs (ENSCO 5001, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90) are being actively marketed and were classified as "held for sale" on our September 30, 2015 condensed consolidated balance sheet.

During the three-month period ended September 30, 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in July 2015, less than one year from the date of sale. Our management services following the sale did not constitute significant ongoing involvement and therefore, the $1.2 million loss on sale was included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2014. ENSCO 93 operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2015 and 2014. Net proceeds from the sale of $51.7 million were included in investing activities of discontinued operations in our consolidated statement of cash flows during the fourth quarter of 2014.

During the nine-month period ended September 30, 2014, we sold jackup rig ENSCO 85 for net proceeds of $64.4 million. The proceeds from the sale were included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the nine-month period ended September 30, 2014. We recognized a pre-tax gain of $10.3 million in connection with the disposal. The gain on sale and operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2014, we sold ENSCO 69 and Pride Wisconsin for net proceeds of $32.2 million and recorded a pre-tax gain of $23.6 million. The gain on sale and operating results were included in (loss) income from discontinued operations, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2014. The net proceeds from the sale were received in December 2013 and included in investing activities of discontinued operations in our condensed consolidated statement of cash flows for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability to achieve future growth potential through acquisitions and newbuild rig construction. A substantial portion of our cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. Periodically, we have accessed the capital markets as an additional source of liquidity.

We expect that cash flow generated in the near-term will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs. During the first three quarters, our Board of Directors declared a $0.15 per share quarterly dividend, a $0.60 per share reduction from the prior year level. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the nine-month period ended September 30, 2015, our primary source of cash was $1.3 billion generated from operating activities of continuing operations. Our primary use of cash for the same period was $1.4 billion for the construction, enhancement and other improvement of our drilling rigs.

During the nine-month period ended September 30, 2014, our primary sources of cash were $1.5 billion generated from operating activities of continuing operations and $1.2 billion in proceeds from our September debt issuance. Our primary uses of cash for the same period were $1.2 billion for the construction, enhancement and other improvement of our drilling rigs and $526.7 million for dividend payments.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2015 and 2014 were as follows (in millions):

	2015	2014
Cash flow from operating activities of continuing operations	$1,274.6	$1,512.7
Capital expenditures
New rig construction	$1,132.1	$574.5
Rig enhancements	145.0	417.4
Minor upgrades and improvements	168.7	253.2
	$1,445.8	$1,245.1

Cash flow from operating activities of continuing operations declined $238.1 million, or 16%, for the nine-month period ended September 30, 2015 as compared to the prior year period. The decline primarily resulted from a $359.4 million decline in cash receipts from contract drilling services and a $28.0 million increase in cash payments for interest, partially offset by a $145.2 million decline in cash payments related to contract drilling expenses.

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

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2015 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2015	2016	2017	Total(2)
ENSCO DS-10	$233.9	$2.3	$9.3	$310.9	$556.4
ENSCO 123	53.5	—	214.6	—	268.1
ENSCO 140	78.4	79.1	39.2	—	196.7
ENSCO 141	78.4	—	117.2	—	195.6
	$444.2	$81.4	$380.3	$310.9	$1,216.8

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2015.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2015 to include approximately $1.25 billion for newbuild construction, approximately $175 million for rig enhancement projects and approximately $225 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2015	December 31, 2014
Total debt	$5,903.3	$5,920.4
Total capital*	$14,914.4	$14,135.4
Total debt to total capital	39.6%	41.9%
  *Total capital consists of total debt and Ensco shareholders' equity.

 Senior Notes and Debentures

During the first quarter, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year commencing September 15, 2015. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year commencing on April 1, 2015.

The New 2044 Notes and the $625.0 million aggregate principal amount of 5.75% senior notes due 2044 that we issued during September 2014 are treated as a single series of debt securities (collectively, the “2044 Notes”) under the indenture governing the 2044 Notes.

As of September 30, 2015, in addition to the 2025 Notes and 2044 Notes, we had outstanding $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019, $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $1.5 billion aggregate principal amount of unsecured 4.7% senior notes due 2021, $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024, and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040. As of September 30, 2015, we also had outstanding $150.0 million aggregate principal amount of unsecured 7.2% debentures due 2027. We make semiannual interest payments on each of the aforementioned notes and debentures.

Redemption of 2016 Senior Notes and MARAD Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes with a 2016 maturity (the “2016 Notes”). In March 2015, we commenced a cash tender offer (the “Tender Offer”) for the $1.0 billion outstanding aggregate principal amount of our 2016 Notes. Senior notes totaling $854.6 million were settled on March 12, 2015 for $878.0 million (excluding accrued interest) using a portion of the net proceeds from the 2025 Notes and New 2044 Notes public offering. Under the terms of the Tender Offer, we paid a premium totaling approximately $23.4 million, which approximates the “make-whole” premium that would have been required had we elected to redeem the debt. The premium was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015. Additionally, we wrote-off $1.7 million of unamortized debt discount and $1.5 million of unamortized debt issuance costs associated with the $854.6 million of notes tendered, resulting in a total pre-tax loss on debt extinguishment of $26.6 million for the nine-month period ended September 30, 2015.

Concurrent with the settlement of the Tender Offer, we exercised our right to redeem the remaining 2016 Notes. In April 2015, we completed the redemption of the remaining $145.4 million of 2016 Notes using a portion of the net proceeds from the 2025 Notes and New 2044 Notes. The redemption payment included a "make-whole" premium of $3.8 million which was recorded as a loss on debt extinguishment and included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015.

In April 2015, we used the remaining net proceeds from our March 2015 public offering, together with cash on hand, to redeem $51.0 million of our 4.33% MARAD notes due 2016 and our 4.65% MARAD bonds due 2020 (the “MARAD Obligations”). We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015. These losses primarily consisted of a "make-whole" premium.

In July 2015, we redeemed the remaining $14.3 million aggregate principal amount of the MARAD Obligations.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.125% per annum for Base Rate advances and 1.125% per annum for LIBOR advances) depending on our credit ratings. Amounts repaid may be re-borrowed during the term of the Credit Facility. We are required to pay a quarterly commitment fee (currently 0.125% per annum) on the undrawn portion of the $2.25 billion commitment which is also based on our credit ratings.

In October 2015, Moody's downgraded our senior unsecured rating one notch to Baa2 from Baa1. The applicable margin rate for advances under our Credit Facility and the quarterly commitment fee percentage did not change as a result of this downgrade. A further reduction in our credit rating of one notch by Moody's or a reduction in our credit rating of one notch by Standard & Poor's would increase our applicable margin rate by 0.125% per annum and our quarterly commitment fee by 0.025% per annum under our Credit Facility.

In addition to other customary restrictive covenants, the Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to a specified percentage. In March 2015, we amended the Credit Facility to increase the percentage from 50% to 60%.

We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion. We had no amounts outstanding under the Credit Facility as of September 30, 2015 and December 31, 2014.

Commercial Paper

We participate in a commercial paper program with three commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. Amounts issued under the commercial paper program are supported by the available and unused committed capacity under our credit facility. As a result, amounts issued under the commercial paper program will be limited by the amount of our available and unused committed capacity under our credit facility. The proceeds of such financings will be used for capital expenditures and other general corporate purposes. The commercial paper will bear interest at rates that vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The commercial paper maturities will vary but may not exceed 364 days from the date of issuance. The commercial paper is not redeemable or subject to voluntary prepayment by us prior to maturity. We had no amounts outstanding under our commercial paper program as of September 30, 2015 and December 31, 2014. The aforementioned reduction in our senior unsecured debt rating did not impact our commercial paper rating.

Other Financing

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires during 2018.

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2015, no shares have been repurchased under the share repurchase program. The program terminates during 2018.

Other Commitments

As of September 30, 2015, we were contingently liable for an aggregate amount of $95.8 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2015, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$240.4	$664.8
Short-term investments	$850.0	$757.3
Working capital	$1,609.5	$1,830.2
Current ratio	3.0	2.7

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2015, we had cash flow hedges outstanding to exchange an aggregate $329.9 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2015, we held derivatives not designated as hedging instruments to exchange an aggregate $155.5 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2015 would approximate $23.0 million. Approximately $13.6 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See "Note 3 - Derivative Instruments" to our condensed consolidated financial statements for additional information on our derivative instruments.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and goodwill and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2014. During the quarter ended September 30, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as updated by Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at June 18, 2015 EITF Meeting, which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt issuance costs related to line-of-credit arrangements may be presented as an asset regardless of whether there are any outstanding borrowings on the arrangement. These Updates are effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. We will adopt these accounting standards on a retrospective basis effective January 1, 2016. There will be no impact to the manner in which debt issuance costs are amortized in our condensed consolidated financial statements.

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Update 2015-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2016. We will adopt the accounting standard on a prospective basis effective January 1, 2017. We do not expect the adoption to have a material effect on our consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the Financial Accounting Standards Board voted to delay the effective date one year. The Update is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. The Update will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

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

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Brazil Internal Investigation

Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil during 2001 and, in 2008, entered into a drilling contract with Petrobras for DS-5, a rig Pride had ordered from a shipyard in South Korea.

Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition, Ensco conducted similar compliance reviews, the most recent of which commenced in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras.

While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to DS-5 - specifically, that Petrobras overpaid under the drilling contract. We believe this allegation is inaccurate, as publicly available data show that the contract’s compensation terms were in line with other contracts signed by Petrobras and other customers with our competitors during the same timeframe (late 2007 and early 2008). We provided this information to Petrobras in June 2015. We continue to operate DS-5 under its existing contract. In addition, all our other rigs contracted to Petrobras - ENSCO 6001, 6002, 6003 and 6004 - continue to work under their contracts.

Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Subsequently, the internal audit report and the alleged irregularities were referenced in Brazilian court documents connected to the prosecution of former Petrobras directors and employees as well as certain other third parties, including a former marketing consultant who provided services to Pride in connection with DS-5. The former marketing consultant entered into a plea agreement with the Brazil authorities. This plea agreement was referenced in a Brazilian court proceeding relating to a project for a competitor having no connection to us. This court proceeding document states that another court action would be made public in due course with respect to DS-5; to date no further proceedings relating to DS-5 have been released.

Independent counsel, under the direction of our Audit Committee, has substantially completed the investigation of these allegations by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the contracting of DS-5 as well as the former marketing consultant. To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant. Although the investigation is substantially complete, we cannot predict whether any new or additional allegations will be made and what impact those allegations will have on the timing or conclusions of the investigation. Our Audit Committee will examine any new or additional allegations and the facts and circumstances surrounding them.

To date, we have not been contacted by Brazil authorities, and no authority has alleged wrongdoing by Pride or Ensco or any of their current or former employees. In June and July 2015, we voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”), respectively, to advise them of this matter and our Audit Committee’s independent investigation, and we provided them an update on the investigation in September 2015. We cannot predict whether any governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers and other parties we do business with could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 60 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed and the cases have been dismissed. The settlement documents for approximately 18 individual plaintiffs are continuing to be processed.

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

In addition to the pending cases in Mississippi and Louisiana, we have other asbestos or lung injury claims pending against us in litigation from time to time in other jurisdictions. Although we do not expect final disposition of these asbestos or lung injury lawsuits to have a material adverse effect upon our financial position, operating results or cash flows, there can be no assurances as to the ultimate outcome of the lawsuits.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2015, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $150,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $150,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2015.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the three-month period ended September 30, 2015:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	890	$20.36	—	$2,000,000
August 1 - August 31	8,824	$16.50	—	$2,000,000
September 1 - September 30	8,175	$16.34	—	$2,000,000
Total	17,889	$16.62	—

(1)
During the three-month period ended September 30, 2015, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2015, no shares have been repurchased under the share repurchase program. The program terminates during 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	October 29, 2015	/s/ JAMES W. SWENT III
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