Form 10-Q
period 2016-03-31
Ensco plc
filed 2016-04-28
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-08097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of April 22, 2016, there were 301,312,161 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2015, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
April 28, 2016

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES	$814.0	$1,163.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	363.7	518.3
Depreciation	113.3	137.1
General and administrative	23.4	30.1
	500.4	685.5
OPERATING INCOME	313.6	478.4
OTHER INCOME (EXPENSE)
Interest income	2.3	2.4
Interest expense, net	(65.1)	(52.4)
Other, net	(1.8)	(22.6)
	(64.6)	(72.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	249.0	405.8
PROVISION FOR INCOME TAXES
Current income tax expense	38.1	62.7
Deferred income tax expense	33.3	15.0
	71.4	77.7
INCOME FROM CONTINUING OPERATIONS	177.6	328.1
LOSS FROM DISCONTINUED OPERATIONS, NET	(.9)	(.2)
NET INCOME	176.7	327.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(3.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$175.3	$324.7
EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$0.74	$1.38
Discontinued operations	—	—
	$0.74	$1.38

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$172.8	$321.0

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	232.5	231.9
Diluted	232.5	231.9

CASH DIVIDENDS PER SHARE	$0.01	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$176.7	$327.9
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	3.5	(17.4)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	5.9	5.0
Other	(.1)	2.6
NET OTHER COMPREHENSIVE INCOME (LOSS)	9.3	(9.8)

COMPREHENSIVE INCOME	186.0	318.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.4)	(3.2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$184.6	$314.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,084.0	$121.3
Short-term investments	295.0	1,180.0
Accounts receivable, net	574.0	582.0
Other	369.8	401.8
Total current assets	2,322.8	2,285.1
PROPERTY AND EQUIPMENT, AT COST	12,841.2	12,719.4
Less accumulated depreciation	1,744.1	1,631.6
Property and equipment, net	11,097.1	11,087.8
OTHER ASSETS, NET	190.1	237.6
	$13,610.0	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$213.0	$224.6
Accrued liabilities and other	424.4	550.9
Current maturities of long-term debt	870.0	—
Total current liabilities	1,507.4	775.5
LONG-TERM DEBT	4,991.0	5,868.6
OTHER LIABILITIES	405.2	449.2
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 242.9 million shares issued as of March 31, 2016 and December 31, 2015	24.3	24.3
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of March 31, 2016 and December 31, 2015	.1	.1
Additional paid-in capital	5,560.3	5,554.5
Retained earnings	1,158.5	985.3
Accumulated other comprehensive income	21.8	12.5
Treasury shares, at cost, 7.1 million and 7.6 million shares as of March 31, 2016 and December 31, 2015	(64.3)	(63.8)
Total Ensco shareholders' equity	6,700.7	6,512.9
NONCONTROLLING INTERESTS	5.7	4.3
Total equity	6,706.4	6,517.2
	$13,610.0	$13,610.5
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$176.7	$327.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	113.3	137.1
Deferred income tax expense	33.3	15.0
Share-based compensation expense	6.9	9.5
Amortization of intangibles and other, net	(5.0)	(4.0)
Loss from discontinued operations, net	0.9	0.2
Loss on extinguishment of debt	—	26.6
Other	0.6	(6.8)
Changes in operating assets and liabilities	(93.6)	(37.8)
Net cash provided by operating activities of continuing operations	233.1	467.7
INVESTING ACTIVITIES
Maturities of short-term investments	965.0	12.0
Additions to property and equipment	(158.1)	(397.1)
Purchases of short-term investments	(80.0)	—
Other	.1	.4
Net cash provided by (used in) investing activities of continuing operations	727.0	(384.7)
FINANCING ACTIVITIES
Cash dividends paid	(2.4)	(35.2)
Proceeds from issuance of senior notes	—	1,078.7
Reduction of long-term borrowings	—	(861.7)
Premium paid on redemption of debt	—	(23.4)
Debt financing costs	—	(8.9)
Other	(0.5)	(1.3)
Net cash (used in) provided by financing activities	(2.9)	148.2
DISCONTINUED OPERATIONS
Operating activities	5.6	(8.7)
Investing activities	—	0.4
Net cash provided by (used in) discontinued operations	5.6	(8.3)
Effect of exchange rate changes on cash and cash equivalents	(.1)	.1
INCREASE IN CASH AND CASH EQUIVALENTS	962.7	223.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121.3	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,084.0	$887.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2015 condensed consolidated balance sheet data were derived from our 2015 audited consolidated financial statements, but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2016 and 2015 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments being adopted. We are currently evaluating the effect that Update 2016-09 will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. We are currently evaluating the effect that Update 2016-02 will have on our condensed consolidated financial statements and related disclosures.

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03"), as updated by Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at June 18, 2015 EITF Meeting ("Update 2015-05"), which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt issuance costs related to line-of-credit arrangements may be presented as an asset regardless of whether there are any outstanding borrowings on the arrangement. We adopted Update 2015-03 and Update 2015-15 on a retrospective basis effective January 1, 2016. Accordingly, all debt issuance costs, except for the balance related to our line-of-credit arrangement, were presented as a deduction from the carrying amount of the related debt liability on our condensed consolidated balance sheet for all periods presented. As a result of retrospective application, we reclassified debt issuance costs of $26.5 million on our condensed consolidated balance sheet as of December 31, 2015. There is no impact to the manner in which debt issuance costs are amortized in our consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In 2015, the Financial Accounting Standards Board voted to delay the effective date one year. Update 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("Update 2016-08") and Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10"). The amendments in Update 2016-08 and Update 2016-10 do not change the core principle of Update 2014-09 but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2016
Supplemental executive retirement plan assets	$32.7	$—	$—	$32.7
Derivatives, net	—	0.1	—	0.1
Total financial assets	$32.7	$0.1	$—	$32.8

As of December 31, 2015
Supplemental executive retirement plan assets	$33.1	$—	$—	$33.1
Total financial assets	$33.1	$—	$—	$33.1
Derivatives, net	—	(19.7)	—	(19.7)
Total financial liabilities	$—	$(19.7)	$—	$(19.7)

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.70% Senior notes due 2021	$1,477.8	$1,048.1	$1,476.7	$1,254.0
5.75% Senior notes due 2044	993.7	514.6	993.5	707.1
6.875% Senior notes due 2020	986.5	663.8	990.9	850.5
5.20% Senior notes due 2025	692.7	389.4	692.5	505.2
4.50% Senior notes due 2024	619.9	349.7	619.7	417.4
8.50% Senior notes due 2019	561.9	441.8	566.4	510.2
7.875% Senior notes due 2040	379.4	161.6	379.8	244.0
7.20% Debentures due 2027	149.1	79.5	149.1	133.5
Total	$5,861.0	$3,648.5	$5,868.6	$4,621.9

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2016 and December 31, 2015.

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $100,000 and net liabilities of $19.7 million associated with our derivatives were included on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$3.7	$.6	$10.3	$20.7
Foreign currency forward contracts - non-current(2)	1.4	.2	.6	1.5
	5.1	.8	10.9	22.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	6.6	2.6	.7	.9
	6.6	2.6	.7	.9
Total	$11.7	$3.4	$11.6	$23.1

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2016, we had cash flow hedges outstanding to exchange an aggregate $264.2 million for various foreign currencies, including $130.6 million for British pounds, $40.6 million for Brazilian reals, $38.5 million for Australian dollars, $31.7 million for euros, $10.0 million for Singapore dollars, and $12.8 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of income and comprehensive income for the quarters ended March 31, 2016 and 2015 were as follows (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2016	2015	2016	2015
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	3.5	(17.4)	(5.8)	(4.9)	1.1	(.1)
Total	$3.5	$(17.4)	$(5.9)	$(5.0)	$1.1	$(.1)

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

(4)
During 2016, $6.0 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income. During the prior year quarter, $5.1 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of income.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $135.4 million for various foreign currencies, including $76.7 million for euros, $12.1 million for Swiss francs, $10.9 million for British pounds, $8.8 million for Indonesian rupiah, $8.4 million for Brazilian reals, $8.0 million for Mexican pesos, $6.2 million for Australian dollars and $4.3 million for other currencies.

Net gains of $4.4 million and net losses of $13.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of income for the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $3.6 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of income.

Income from continuing operations attributable to Ensco for the quarters ended March 31, 2016 and 2015 was as follows (in millions):

	2016	2015
Income from continuing operations	$177.6	$328.1
Income from continuing operations attributable to noncontrolling interests	(1.4)	(3.2)
Income from continuing operations attributable to Ensco	$176.2	$324.9

Loss from discontinued operations attributable to Ensco for the quarters ended March 31, 2016 and 2015 was as follows (in millions):

	2016	2015
Loss from discontinued operations	$(.9)	$(.2)
Loss from discontinued operations attributable to noncontrolling interests	—	—
Loss from discontinued operations attributable to Ensco	$(.9)	$(.2)

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2016 and 2015 (in millions):

	2016	2015
Income from continuing operations attributable to Ensco	$176.2	$324.9
Income from continuing operations allocated to non-vested share awards	(2.5)	(3.7)
Income from continuing operations attributable to Ensco shares	$173.7	$321.2

Antidilutive share awards totaling 1.3 million and 500,000 were excluded from the computation of diluted EPS for the quarters ended March 31, 2016 and 2015, respectively.

Note 6 - Shareholders' Equity

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of approximately $585.5 million.

Note 7 - Debt

Tender Offers

On March 7, 2016, we launched cash tender offers (the "Tender Offers") for up to $750.0 million aggregate purchase price of certain series of senior notes issued by us and Pride International, Inc., our wholly owned subsidiary. The Tender Offers expired on April 1, 2016. On April 5, 2016, we purchased the following amounts (in millions):

	Aggregate Principal Amount Purchased(1)	Aggregate Purchase Price(2)	Discount %
8.50% Senior Notes due 2019	$45.7	$38.3	16.2%
6.875% Senior Notes due 2020	140.1	103.7	26.0%
4.70% Senior Notes due 2021	642.5	462.6	28.0%
4.50% Senior Notes due 2024	1.7	0.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$860.7	$622.3	27.7%

(1)	As of March 31, 2016, these amounts, along with associated discounts, premiums and debt issuance costs, were classified as current liabilities in our condensed consolidated balance sheet.

(2)	Excludes accrued interest paid to holders who tendered in connection with the Tender Offers.
During the second quarter, we expect to recognize a pre-tax gain from debt extinguishment of approximately $245.0 million related to the Tender Offers, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the Tender Offers, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $857.5 million, $623.3 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

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

In February 2016, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. This downgrade has resulted in an increase in our applicable margin rate by 0.25% per annum and our quarterly commitment fee by 0.075% per annum under our Credit Facility.  Following the February 2016 downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.  Any further downgrades will not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our recent downgrade.

Our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion and to extend the term of the Credit Facility by one year on up to two occasions.

As of March 31, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2016 and December 31, 2015.

Note 8 -Discontinued Operations

During 2014, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of marketed rigs and reclassified as discontinued operations. The operating results from these rigs were included in loss from discontinued operations, net, in our condensed consolidated statements of income for the quarters ended March 31, 2016 and 2015.

In April 2016, we sold ENSCO 6000 for net proceeds of $600,000. We will recognize the proceeds from the sale and pre-tax loss of $150,000 in connection with the disposal during the second quarter.

In December 2015, we sold ENSCO 5001 for net proceeds of $2.4 million. In June 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The remaining rigs are being actively marketed and were classified as held-for-sale on our March 31, 2016 condensed consolidated balance sheet.

In September 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with the sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in July 2015, less than one year from the date of sale. Our management services following the sale did not constitute significant ongoing involvement and therefore, ENSCO 93 operating results were included in loss from discontinued operations, net, in our condensed consolidated statement of income for the quarter ended March 31, 2015.

The following table summarizes loss from discontinued operations, net, for the quarters ended March 31, 2016 and 2015 (in millions):

	2016	2015
Revenues	$—	$9.6
Operating expenses	.8	21.9
Operating loss	(.8)	(12.3)
Income tax (expense) benefit	(.1)	12.1
Gain on disposal of discontinued operations, net	—	—
Loss from discontinued operations, net	$(.9)	$(.2)

Income tax benefit from discontinued operations for the quarter ended March 31, 2015 included $13.3 million of discrete tax benefits.

Debt and interest expense are not allocated to our discontinued operations.

Note 9 -Income Taxes

Our consolidated effective income tax rate for the quarter ended March 31, 2016 was 28.7% as compared to 19.1% in the prior year quarter. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2016 and 2015 was 27.3% and 17.5%, respectively. The increase is primarily attributable to an increase in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates.

Discrete tax expenses for the quarters ended March 31, 2016 and 2015 were primarily attributable to the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

Note 10 -Contingencies

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

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. On December 21, 2015, we entered into a one-year tolling agreement with the DOJ. On March 7, 2016, we entered into a one-year tolling agreement with the SEC.

Subsequent to initiating our Audit Committee investigation, Brazilian court documents connected to the prosecution of former Petrobras directors and employees as well as certain other third parties, including our former marketing consultant, referenced the alleged irregularities cited in the Petrobras internal audit report. Our former marketing consultant has entered into a plea agreement with the Brazilian authorities. On January 10, 2016, Brazilian authorities filed an indictment against a former Petrobras director. This indictment states that the former Petrobras director received bribes paid out of proceeds from a brokerage agreement entered into for purposes of intermediating a drillship construction contract between SHI and Pride, which we believe to be the DS-5 Construction Contract. The parties to the brokerage agreement were a company affiliated with a person acting on behalf of the former Petrobras director, a company affiliated with our former marketing consultant, and SHI. The indictment alleges that amounts paid by SHI under the brokerage agreement ultimately were used to pay bribes to the former Petrobras director. The indictment does not state that Pride or Ensco or any of their current or former employees were involved in the bribery scheme or had any knowledge of the bribery scheme.

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured the payment to employees of Petrobras of improper payments from SHI and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "—DSA Dispute" below for additional information.

Outside of Petrobras’ allegations, we have not been contacted by any Brazil governmental authority regarding alleged wrongdoing by Pride or Ensco or any of their current or former employees related to this matter. We cannot predict whether any U.S., Brazilian or other governmental authority will seek to investigate Pride's involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers, business partners and other stakeholders could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras has repudiated the DSA and have therefore accepted the DSA as terminated on April 8, 2016 (the "Termination Date"). At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved on our condensed consolidated balance sheet as of March 31, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 47 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of March 31, 2016 totaled $62.5 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of March 31, 2016, we had not been required to make collateral deposits with respect to these agreements.

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2016 and 2015 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended March 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$512.6	$277.9	$23.5	$814.0	$—	$814.0
Operating expenses
Contract drilling (exclusive of depreciation)	211.3	134.5	17.9	363.7	—	363.7
Depreciation	80.3	28.6	—	108.9	4.4	113.3
General and administrative	—	—	—	—	23.4	23.4
Operating income	$221.0	$114.8	$5.6	$341.4	$(27.8)	$313.6
Property and equipment, net	$8,480.6	$2,549.8	$—	$11,030.4	$66.7	$11,097.1

Three Months Ended March 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$695.0	$428.3	$40.6	$1,163.9	$—	$1,163.9
Operating expenses
Contract drilling (exclusive of depreciation)	293.5	191.5	33.3	518.3	—	518.3
Depreciation	93.0	41.5	—	134.5	2.6	137.1
General and administrative	—	—	—	—	30.1	30.1
Operating income	$308.5	$195.3	$7.3	$511.1	$(32.7)	$478.4
Property and equipment, net	$9,453.5	$3,195.2	$—	$12,648.7	$76.6	$12,725.3

Information about Geographic Areas

As of March 31, 2016, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	13	7	20
Europe & Mediterranean	3	11	14
Middle East & Africa	2	11	13
Asia & Pacific Rim	4	7	11
Middle East & Africa (under construction)	—	2	2
Asia & Pacific Rim (under construction)	1	1	2
Held-for-Sale	3	3	6
Total	26	42	68

(1)	We provide management services on three rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Trade	$590.6	$595.0
Other	15.5	16.3
	606.1	611.3
Allowance for doubtful accounts	(32.1)	(29.3)
	$574.0	$582.0

Other current assets consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Inventory	$235.4	$235.3
Deferred costs	49.7	52.1
Prepaid taxes	49.2	73.5
Prepaid expenses	12.3	20.5
Assets held-for-sale	5.4	5.5
Other	17.8	14.9
	$369.8	$401.8

Other assets, net, consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Deferred tax assets	$61.6	$94.8
Deferred costs	48.4	55.8
Prepaid taxes on intercompany transfers of property	34.2	37.1
Supplemental executive retirement plan assets	32.7	33.1
Other	13.2	16.8
	$190.1	$237.6

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Deferred revenue	$189.1	$197.2
Personnel costs	107.7	161.6
Taxes	71.5	70.8
Accrued interest	32.1	88.4
Derivative liabilities	10.9	21.6
Other	13.1	11.3
	$424.4	$550.9

Other liabilities consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Deferred revenue	$177.4	$218.6
Unrecognized tax benefits (inclusive of interest and penalties)	157.2	149.7
Supplemental executive retirement plan liabilities	33.8	34.4
Personnel costs	11.5	17.7
Deferred income taxes	9.9	4.4
Intangible liabilities	5.8	12.6
Other	9.6	11.8
	$405.2	$449.2

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Currency Translation Adjustment	$7.7	$7.8
Derivative Instruments	16.0	6.6
Other	(1.9)	(1.9)
	$21.8	$12.5

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

Consolidated revenues by customer for the quarters ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
Petrobras(1)	16%	11%
Total(1)	15%	8%
BP (2)	14%	13%
Other	55%	68%
	100%	100%

(1)	During the quarters ended March 31, 2016 and 2015, all revenues were provided by our Floaters segment.

(2)	During the quarters ended March 31, 2016 and 2015, 76% and 85% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

Consolidated revenues by region for the quarters ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
U.S. Gulf of Mexico(1)	$160.2	$338.8
Angola(2)	136.2	169.3
Brazil(3)	121.0	122.7
United Kingdom(4)	73.8	120.6
Other	322.8	412.5
	$814.0	$1,163.9

(1)	During the quarters ended March 31, 2016 and 2015, 84% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment.

(2)	During the quarters ended March 31, 2016 and 2015, 87% and 90% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(3)	During the quarters ended March 31, 2016 and 2015, all revenues were provided by our Floaters segment.

(4)	During the quarters ended March 31, 2016 and 2015, all revenues were provided by our Jackups segment.

Note 13 -Guarantee of Registered Securities

During 2011, Ensco plc completed a merger transaction (the "Merger") with Pride International Inc. ("Pride"). In connection with the Merger, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.7 billion as of March 31, 2016. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2016.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of income for the three month periods ended March 31, 2016 and 2015; the unaudited condensed consolidating statements of comprehensive income for the three month periods ended March 31, 2016 and 2015; the condensed consolidating balance sheets as of March 31, 2016 (unaudited) and December 31, 2015; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.2	$35.6	$—	$843.3	$(72.1)	$814.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.2	35.7	—	392.9	(72.1)	363.7
Depreciation	—	4.3	—	109.0	—	113.3
General and administrative	6.2	.1	—	17.1	—	23.4
OPERATING (LOSS) INCOME	(6.2)	(4.5)	—	324.3	—	313.6
OTHER (EXPENSE) INCOME, NET	(36.8)	1.6	(19.1)	(10.3)	—	(64.6)
(LOSS) INCOME BEFORE INCOME TAXES	(43.0)	(2.9)	(19.1)	314.0	—	249.0
INCOME TAX PROVISION	—	31.0	—	40.4	—	71.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	218.3	33.5	53.6	—	(305.4)	—
NET INCOME (LOSS)	175.3	(0.4)	34.5	272.7	(305.4)	176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$175.3	$(.4)	$34.5	$271.3	$(305.4)	$175.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME Three Months Ended March 31, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.7	$34.8	$—	$1,191.6	$(71.2)	$1,163.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.8	34.8	—	547.9	(71.2)	518.3
Depreciation	.1	2.5	—	134.5	—	137.1
General and administrative	13.3	.1	—	16.7	—	30.1
OPERATING (LOSS) INCOME	(11.5)	(2.6)	—	492.5	—	478.4
OTHER (EXPENSE) INCOME, NET	(59.9)	(16.8)	(15.9)	20.0	—	(72.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(71.4)	(19.4)	(15.9)	512.5	—	405.8
INCOME TAX PROVISION	—	13.8	—	63.9	—	77.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	396.1	45.2	63.9	—	(505.2)	—
NET INCOME	324.7	12.0	48.0	448.4	(505.2)	327.9
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.2)	—	(3.2)
NET INCOME ATTRIBUTABLE TO ENSCO	$324.7	$12.0	$48.0	$445.2	$(505.2)	$324.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$175.3	$(.4)	$34.5	$272.7	$(305.4)	$176.7
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	3.5	—	—	—	3.5
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.9	—	—	—	5.9
Other	—	—		(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME	—	9.4	—	(.1)	—	9.3
COMPREHENSIVE INCOME	175.3	9.0	34.5	272.6	(305.4)	186.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$175.3	$9.0	$34.5	$271.2	$(305.4)	$184.6

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$324.7	$12.0	$48.0	$448.4	$(505.2)	$327.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(17.4)	—	—	—	(17.4)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.0	—	—	—	5.0
Other	—	—	—	2.6	—	2.6
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(12.4)	—	2.6	—	(9.8)
COMPREHENSIVE INCOME (LOSS)	324.7	(.4)	48.0	451.0	(505.2)	318.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.2)	—	(3.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$324.7	$(.4)	$48.0	$447.8	$(505.2)	$314.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,049.7	$—	$2.0	$32.3	$—	$1,084.0
Short-term investments	295.0	—	—	—	—	295.0
Accounts receivable, net	1.1	—	—	572.9	—	574.0
Accounts receivable from affiliates	698.4	735.2	—	648.6	(2,082.2)	—
Other	.1	16.3	—	353.4	—	369.8
Total current assets	2,044.3	751.5	2.0	1,607.2	(2,082.2)	2,322.8
PROPERTY AND EQUIPMENT, AT COST	1.8	117.5	—	12,721.9	—	12,841.2
Less accumulated depreciation	1.8	52.0	—	1,690.3	—	1,744.1
Property and equipment, net	—	65.5	—	11,031.6	—	11,097.1
DUE FROM AFFILIATES	1,315.3	5,018.5	2,039.2	6,664.8	(15,037.8)	—
INVESTMENTS IN AFFILIATES	7,978.8	—	—	—	(7,978.8)	—
OTHER ASSETS, NET	—	41.1	—	308.2	(159.2)	190.1
	$11,338.4	$5,876.6	$2,041.2	$19,611.8	$(25,258.0)	$13,610.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53.6	$23.4	$24.1	$536.3	$—	$637.4
Accounts payable to affiliates	32.9	674.2	—	1,375.1	(2,082.2)	—
Current maturities of long-term debt	665.1	—	204.9	—	—	870.0
Total current liabilities	751.6	697.6	229.0	1,911.4	(2,082.2)	1,507.4
DUE TO AFFILIATES	761.4	4,096.8	1,806.6	8,373.0	(15,037.8)	—
LONG-TERM DEBT	3,119.0	149.1	1,722.9	—	—	4,991.0
INVESTMENTS IN AFFILIATES	—	372.5	1,225.8	—	(1,598.3)	—
OTHER LIABILITIES	—	169.0	—	395.4	(159.2)	405.2
ENSCO SHAREHOLDERS' EQUITY	6,706.4	391.6	(2,943.1)	8,926.3	(6,380.5)	6,700.7
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	6,706.4	391.6	(2,943.1)	8,932.0	(6,380.5)	6,706.4
	$11,338.4	$5,876.6	$2,041.2	$19,611.8	$(25,258.0)	$13,610.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2015 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94.0	$—	$2.0	$25.3	$—	$121.3
Short-term investments	1,180.0	—	—	—	—	1,180.0
Accounts receivable, net	1.2	—	—	580.8	—	582.0
Accounts receivable from affiliates	808.7	237.3	—	148.1	(1,194.1)	—
Other	.2	229.3	—	172.3	—	401.8
Total current assets	2,084.1	466.6	2.0	926.5	(1,194.1)	2,285.1
PROPERTY AND EQUIPMENT, AT COST	1.8	117.5	—	12,600.1	—	12,719.4
Less accumulated depreciation	1.8	47.7	—	1,582.1	—	1,631.6
Property and equipment, net	—	69.8	—	11,018.0	—	11,087.8
DUE FROM AFFILIATES	1,303.7	5,270.0	2,035.5	6,869.9	(15,479.1)	—
INVESTMENTS IN AFFILIATES	7,743.8	—	—	—	(7,743.8)	—
OTHER ASSETS, NET	—	43.1	—	324.9	(130.4)	237.6
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60.7	$69.6	$34.8	$610.4	$—	$775.5
Accounts payable to affiliates	19.4	176.3	—	998.4	(1,194.1)	—
Current maturities of long-term debt	—	—	—	—	—	—
Total current liabilities	80.1	245.9	34.8	1,608.8	(1,194.1)	775.5
DUE TO AFFILIATES	751.9	4,354.3	1,763.7	8,609.2	(15,479.1)	—
LONG-TERM DEBT	3,782.4	149.0	1,937.2	—	—	5,868.6
INVESTMENTS IN AFFILIATES	—	442.0	1,319.3	—	(1,761.3)	—
OTHER LIABILITIES	—	135.7	—	443.9	(130.4)	449.2
ENSCO SHAREHOLDERS' EQUITY	6,517.2	522.6	(3,017.5)	8,473.1	(5,982.5)	6,512.9
NONCONTROLLING INTERESTS	—	—	—	4.3	—	4.3
Total equity	6,517.2	522.6	(3,017.5)	8,477.4	(5,982.5)	6,517.2
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2016 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(46.3)	$0.7	$(39.2)	$317.9	$—	$233.1
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(158.1)	—	(158.1)
Purchases of short-term investments	965.0	—	—	—	—	965.0
Maturities of short-term investments	(80.0)	—	—	—	—	(80.0)
Other	—	—	—	.1	—	.1
Net cash used in investing activities	885.0	—	—	(158.0)	—	727.0
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	—	—	—	—
Reduction of long-term borrowings	—	—	—	—	—	—
Cash dividends paid	(2.4)	—	—	—	—	(2.4)
Premium paid on redemption of debt	—	—	—	—	—	—
Debt financing costs	—	—	—	—	—	—
Advances (to) from affiliates	119.8	(0.7)	39.2	(158.3)	—	—
Other	(0.4)	—	—	(.1)	—	(0.5)
Net cash provided by (used in) financing activities	117.0	(0.7)	39.2	(158.4)	—	(2.9)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	5.6	—	5.6
Investing activities	—	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	5.6	—	5.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.1)	—	(.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	955.7	—	—	7.0	—	962.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,049.7	$—	$2.0	$32.3	$—	$1,084.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(35.4)	$(10.8)	$(36.3)	$550.2	$—	$467.7
INVESTING ACTIVITIES
Additions to property and equipment	—	(5.1)	—	(392.0)	—	(397.1)
Purchases on short-term investments	—	—	—	12.0	—	12.0
Other	—	—	—	.4	—	.4
Net cash used in investing activities of continuing operations	—	(5.1)	—	(379.6)	—	(384.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(854.6)	—	—	(7.1)	—	(861.7)
Cash dividends paid	(35.2)	—	—	—	—	(35.2)
Premium paid on redemption of debt	(23.4)	—	—	—	—	(23.4)
Debt financing costs	(8.9)	—	—	—	—	(8.9)
Advances (to) from affiliates	(121.1)	15.9	194.9	(89.7)	—	—
Other	(1.0)	—	—	(0.3)	—	(1.3)
Net cash provided by (used in) financing activities	34.5	15.9	194.9	(97.1)	—	148.2
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(8.7)	—	(8.7)
Investing activities	—	—	—	0.4	—	0.4
Net cash used in discontinued operations	—	—	—	(8.3)	—	(8.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.9)	—	158.6	65.3	—	223.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286.5	$—	$249.4	$351.9	$—	$887.8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the quarters ended March 31, 2016 and 2015 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 63 rigs, with drilling operations in most of the strategic markets around the globe. We also have four rigs under construction. Our rig fleet includes ten drillships, 12 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 42 jackup rigs, including rigs under construction. Our offshore rig fleet is the world's second largest amongst competitive rigs, our ultra-deepwater fleet is one of the newest in the industry, and our premium jackup fleet is the largest of any offshore drilling company.

Five of our older, less capable rigs are being marketed for sale as part of our fleet high-grading strategy and are classified as held-for-sale. During the first quarter, we announced plans to scrap or permanently retire five more jackups and one floater not currently classified as held-for-sale. All 11 of these rigs have been cold-stacked to significantly reduce operating expenses.

Our Industry

The contracting environment remained very challenging during the first quarter. Oil prices have declined by nearly 70% since mid-2014, with crude oil prices trading between $30 and $40 per barrel thus far in 2016, in contrast to prices in excess of $100 per barrel in July 2014. The decline in oil prices has caused a significant decline in the demand for offshore drilling services as many projects become uneconomical, resulting in fewer market tenders. Operators continue to significantly reduce capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment. These declines in capital spending levels, together with the oversupply of rigs, have resulted in significantly reduced day rates and utilization, and we expect this trend to continue. If commodity prices remain at current levels, we do not expect a meaningful improvement in demand for offshore drilling services, and contractors may be unable to secure contracts at economically favorable terms.

In general, recent contract awards, have been short-term in nature and subject to an extremely competitive bidding process. The intense pressure on operating day rates may result in rates that approximate direct operating expenses. In addition, we are seeing increased pressure to accept other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced day rates during downtime; reduced standby, redrill and moving rates; caps on reimbursements for downhole tools; reduced periods to remediate equipment breakdowns or other deviations from contractual standards of performance; certain limitations on our ability to be indemnified; and reduced early termination fees and/or termination notice periods.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our April equity offering, our contractual backlog and $2.25 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. Notwithstanding our current liquidity position, if we experience significant further deterioration in demand for offshore drilling and a significantly protracted downturn, our ability to maintain a sufficient level of liquidity to meet our financial obligations would be materially and adversely impacted.

Equity Offering

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of approximately $585.5 million.

Cash and Debt

As of March 31, 2016, we had $5.9 billion in total debt outstanding, representing approximately 46.6% of our total capitalization. We also had $1.4 billion in cash and cash equivalents and short-term investments and a $2.25 billion undrawn senior unsecured revolving credit facility with a term that expires in September 2019 (the “Credit Facility”). The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In March 2016, we launched cash tender offers to purchase up to $750.0 million aggregate purchase price of our outstanding debt. The tenders expired on April 1, 2016, and we received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on hand to settle the tendered debt, and as a result, we expect to recognize a pre-tax gain from debt extinguishment of approximately $245.0 million, net of discounts, premiums, debt issuance costs and transaction costs, during the second quarter.

After giving effect to the Tender Offers, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $857.5 million, $623.3 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

Credit Rating

In February 2016, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. This downgrade has resulted in an increase in our applicable margin rate by 0.25% per annum and our quarterly commitment fee by 0.075% per annum under our Credit Facility. Any further downgrades will not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our recent downgrade.

Our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants.

Backlog

As of March 31, 2016, our backlog was $5.2 billion as compared to $5.8 billion as of December 31, 2015. Our lower backlog, coupled with lower demand, will result in a decline in revenues and operating cash flows throughout 2016. As our customers continue to reduce capital spending, we will likely experience further declines in backlog during the remainder of the year. However, we are seeking opportunities to reduce capital expenditures and operating expenses to preserve liquidity and provide greater flexibility during the current downturn.

We are currently in discussions with Petrobras regarding revised commercial terms with respect to the ENSCO 6001, 6002, 6003 and 6004 drilling contracts. Subject to negotiation and execution of final documentation, we expect these contracts to be early terminated or subject to reduced day rates in May 2016, which we expect will be partially offset by term extensions with respect to one or more such contracts, resulting in an aggregate backlog reduction of approximately $140.0 million.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be very challenging due to reduced demand, as well as excess newbuild supply. Floater demand has declined significantly due to lower commodity prices which have caused our customers to rationalize capital expenditures, resulting in the cancellation and delay of drilling programs. In addition, certain customers are exploring subletting opportunities for contracted rigs as well as requesting contract concessions or terminating or otherwise repudiating drilling contracts. During the first quarter, we received a letter of award from our customer to extend the contract term of ENSCO 5004 by 18 months at a reduced rate, which resulted in additional backlog. We expect that floater day rates and utilization will remain under pressure until we see a meaningful recovery in commodity prices and there could be further floater contract concessions during 2016.

Currently, there are approximately 66 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 20 are scheduled to be delivered by the end of the year. Roughly half of the anticipated 2016 deliveries are without contracts. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have scrapped or cold-stacked approximately 90 floaters since the third quarter of 2014 due to a lack of contracting opportunities. Additionally, approximately 45 floaters older than 30 years of age are currently idle. Approximately 35 floaters greater than 30 years old have contracts that will expire by year-end 2017 without follow-on work. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive, and drilling contractors may elect to scrap or cold-stack these rigs. We expect floater scrapping and cold-stacking to continue throughout 2016 and 2017.
Jackups

Demand for jackups also declined significantly due to lower commodity prices. As customers continue to rationalize spending, they have cancelled and delayed drilling programs. In addition, certain customers are requesting contract concessions or terminating drilling contracts.
During the first quarter, we agreed to reduced day rates on our jackup rigs contracted with Saudi Aramco. We expect that jackup day rates and utilization will remain under pressure until we see a meaningful recovery in commodity prices and there could be further jackup concessions during 2016.
In March, our customers issued notices of termination for convenience for ENSCO 75, ENSCO 72 and ENSCO 110. The estimated effective dates of the contract terminations are June 2016, September 2016 and October 2016, respectively.
Currently, there are approximately 114 competitive newbuild jackup rigs reported to be under construction, of which approximately 100 are scheduled to be delivered by the end of 2017, most of which are without a contract. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities. Currently, approximately 75 marketed jackups older than 30 years of age are idle. Furthermore, approximately 70 competitive jackups that are 30 years of age or older have contracts that expire before the end of 2017, and these rigs may be unable to find additional work. Operating costs for idle rigs as well as expenditures required to recertify rigs during regulatory surveys may prove cost prohibitive, and drilling contractors may instead elect to scrap or cold-stack these rigs. Although not significant to date, we expect jackup scrapping and cold-stacking to accelerate during 2016 and into 2017.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2016 and 2015 (in millions):

	2016	2015
Revenues	$814.0	$1,163.9
Operating expenses
Contract drilling (exclusive of depreciation)	363.7	518.3
Depreciation	113.3	137.1
General and administrative	23.4	30.1
Operating income	313.6	478.4
Other expense, net	(64.6)	(72.6)
Provision for income taxes	71.4	77.7
Income from continuing operations	177.6	328.1
Loss from discontinued operations, net	(.9)	(.2)
Net income	176.7	327.9
Net income attributable to noncontrolling interests	(1.4)	(3.2)
Net income attributable to Ensco	$175.3	$324.7

For the quarter ended March 31, 2016, revenues declined $349.9 million, or 30%, as compared to the prior year quarter due to fewer days under contract across our fleet, lower revenues from ENSCO DS-5 and, to a lesser extent, lower average day rates. These declines were partially offset by newbuild additions to our fleet, more days under contract for ENSCO 5006 and revenue generated from jackup rigs that were undergoing shipyard projects during the first quarter of 2015.

Contract drilling expense declined by $154.6 million, or 30%, as compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses, and lower repair costs on jackup rigs that were undergoing shipyard projects during the first quarter of 2015.

General and administrative expenses declined by $6.7 million, or 22%, as compared to the prior year quarter primarily due to cost control initiatives which reduced onshore personnel costs.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire. We expect operating results to decline during 2016 and 2017 as long-term contracts expire, and our rigs either go uncontracted or we renew contracts at significantly lower day rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2016 and 2015:

	2016	2015
Floaters(1)	22	20
Jackups(1)(2)	36	36
Under construction(1)	4	7
Held-for-sale(2)(3)(4)	6	7
Total	68	70

(1)
During the second and third quarter of 2015, we accepted delivery of ultra-deepwater drillships, ENSCO DS-9 and ENSCO DS-8, respectively. During the second quarter of 2015, we accepted delivery of ENSCO 110, a premium jack-up rig.

(2)	During the third quarter of 2015, we classified ENSCO 91 as held-for-sale.

(3)	During the second and fourth quarter of 2015, we sold ENSCO 5002 and ENSCO 5001, respectively.

(4)	Held-for-sale includes ENSCO 6000, which was sold during April 2016.
The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2016 and 2015:

	2016	2015
Rig Utilization(1)
Floaters	64%	86%
Jackups	66%	87%
Total	65%	86%
Average Day Rates(2)
Floaters	$364,771	$425,278
Jackups	118,138	144,139
Total	$208,117	$243,902

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

Three Months Ended March 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$512.6	$277.9	$23.5	$814.0	$—	$814.0
Operating expenses
Contract drilling (exclusive of depreciation)	211.3	134.5	17.9	363.7	—	363.7
Depreciation	80.3	28.6	—	108.9	4.4	113.3
General and administrative	—	—	—	—	23.4	23.4
Operating income	$221.0	$114.8	$5.6	$341.4	$(27.8)	$313.6

Three Months Ended March 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$695.0	$428.3	$40.6	$1,163.9	$—	$1,163.9
Operating expenses
Contract drilling (exclusive of depreciation)	293.5	191.5	33.3	518.3	—	518.3
Depreciation	93.0	41.5	—	134.5	2.6	137.1
General and administrative	—	—	—	—	30.1	30.1
Operating income	$308.5	$195.3	$7.3	$511.1	$(32.7)	$478.4

Floaters

Floater revenues for the quarter ended March 31, 2016 declined by $182.4 million, or 26%, as compared to the prior year quarter primarily due to fewer days under contract, lower revenues from ENSCO DS-5 and, to a lesser extent, lower average day rates. These declines were partially offset by the addition of ENSCO DS-8 to the active fleet in the fourth quarter of 2015, termination revenues from ENSCO DS-9 and revenues from ENSCO 5006 which was undergoing a shipyard project during the first quarter of 2015.

Floater contract drilling expense declined $82.2 million, or 28%, as compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. These declines were partially offset by higher contract drilling expense for the three aforementioned floaters.

Depreciation expense declined by $12.7 million, or 14%, as compared to the prior year quarter primarily due lower depreciation expense on floaters that were impaired during 2015, partially offset by the addition of ENSCO DS-8 to the active fleet.

Jackups

Jackup revenues for the quarter ended March 31, 2016 declined by $150.4 million, or 35%, as compared to the prior year quarter primarily due to fewer days under contract and, to a lesser extent, lower average day rates. These declines were partially offset by ENSCO 101 and ENSCO 76 which were undergoing shipyard projects during the first quarter of 2015 and the addition of ENSCO 110 to the active fleet during the second quarter of 2015.
Jackup contract drilling expense declined $57.0 million, or 30%, as compared to the prior year quarter primarily due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses, and reduced repair costs from the aforementioned jackups that were undergoing shipyard projects during the first quarter of 2015. These declines were partially offset by the addition of ENSCO 110 to the active fleet during the second quarter of 2015. Depreciation expense declined by $12.9 million, or 31%, as compared to the prior year quarter primarily due to lower depreciation expense on jackups that were impaired during 2015.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2016 and 2015 (in millions):

	2016	2015
Interest income	$2.3	$2.4
Interest expense, net:
Interest expense	(77.2)	(72.0)
Capitalized interest	12.1	19.6
	(65.1)	(52.4)
Other, net	(1.8)	(22.6)
	$(64.6)	$(72.6)

Interest expense increased from the prior year quarter due to our March 2015 debt offerings of $700.0 million and $400.0 million at relatively higher interest rates, partially offset by the redemption of $1.0 billion of debt. Interest expense capitalized during the quarter declined as compared to the prior year quarter due to newbuild rigs placed in service during 2015.

Other, net, for the quarter ended March 31, 2015 included a pre-tax loss on extinguishment of $26.6 million related to make-whole premiums on the aforementioned redemption of debt.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Inclusive of offsetting fair value derivatives, net foreign currency exchange losses of $1.7 million and net foreign exchange gains of $2.2 million were included in other, net, in our condensed consolidated statement of income for the quarters ended March 31, 2016 and 2015, respectively.

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

Income tax expense for the quarters ended March 31, 2016 and 2015 was $71.4 million and $77.7 million, respectively. The $6.3 million decline in income tax expense as compared to the prior year quarter was due to lower income levels, partially offset by an increase in our consolidated effective income tax rate to 28.7% from 19.1% in the prior year quarter. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the quarters ended March 31, 2016 and 2015 was 27.3% and 17.5%, respectively. The increase is primarily attributable to an increase in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates.

Discontinued Operations

During 2014, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of marketed rigs and reclassified as discontinued operations. The operating results from these rigs were included in loss from discontinued operations, net, in our condensed consolidated statements of income for the quarters ended March 31, 2016 and 2015.

In April 2016, we sold ENSCO 6000 for net proceeds of $600,000. We will recognize the sale and the pre-tax loss of $150,000 in connection with the disposal during the second quarter.

In December 2015, we sold ENSCO 5001 for net proceeds of $2.4 million, and in June 2015, we sold ENSCO 5002 for net proceeds of $1.6 million. The remaining rigs are being actively marketed and were classified as held-for-sale on our March 31, 2016 condensed consolidated balance sheet.

Income tax benefit from discontinued operations for the quarter ended March 31, 2015 included $13.3 million of discrete tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our operating cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. We expect cash flow generated during 2016 will primarily be used to fund capital expenditures, most notably milestone payments for newbuild rigs and to repurchase debt.

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

In March 2016, we launched cash tender offers to purchase up to $750.0 million aggregate purchase price of our outstanding debt. The tenders expired on April 1, 2016, and we received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on hand to settle the tendered debt.

Our Board of Directors declared a $0.01 quarterly cash dividend during the first quarter. The Board of Directors reduced the dividend by $0.14 per share from the prior level primarily to improve capital management flexibility during the downturn. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position the company for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the quarter ended March 31, 2016, our primary source of cash was $965.0 million from the liquidation of short-term investments in anticipation of the tender settlement early in the second quarter and $233.1 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $158.1 million for the construction, enhancement and other improvement of our drilling rigs.

During the quarter ended March 31, 2015, our primary source of cash was $1.1 billion in proceeds from the issuance of senior notes and $467.7 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $861.7 million for the repayment of debt and $397.1 million for the construction, enhancement and other improvement of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Cash flow from operating activities of continuing operations	$233.1	$467.7
Capital expenditures
New rig construction	$101.2	$259.1
Rig enhancements	10.0	74.2
Minor upgrades and improvements	46.9	63.8
	$158.1	$397.1

Cash flows from operating activities of continuing operations declined $234.6 million, or 50%, compared to the prior year period. The decline primarily resulted from a $441.7 million decline in net cash receipts from contract drilling services offset by a $221.1 million decline in net cash payments for contract drilling services.

We currently have four rigs under construction, an ultra-deepwater drillship, a premium jackup rig and two ultra-premium harsh environment jackup rigs. In February, we agreed with the shipyard to delay the delivery of ENSCO 123 until the first quarter of 2018.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2016 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2016	2017	2018	Total(2)
ENSCO DS-10	$238.5	$6.9	$308.9	$—	$554.3
ENSCO 123	53.5	4.0	8.0	215.3	280.8
ENSCO 140	156.8	39.9	—	—	196.7
ENSCO 141	156.8	38.8	—	—	195.6
	$605.6	$89.6	$316.9	$215.3	$1,227.4

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2016.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2016 to include approximately $250.0 million for newbuild construction, approximately $25.0 million for rig enhancement projects and approximately $120.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Equity Offering

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of approximately $585.5 million.

Tender Offers

On March 7, 2016, we launched cash tender offers (the "Tender Offers") for up to $750.0 million aggregate purchase price of certain series of senior notes issued by us and Pride International, Inc., our wholly owned subsidiary. The Tender Offers expired on April 1, 2016. On April 5, 2016, we purchased the following amounts (in millions):

	Aggregate Principal Amount Purchased(1)	Aggregate Purchase Price(2)	Discount %
8.50% Senior Notes due 2019	$45.7	$38.3	16.2%
6.875% Senior Notes due 2020	140.1	103.7	26.0%
4.70% Senior Notes due 2021	642.5	462.6	28.0%
4.50% Senior Notes due 2024	1.7	0.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$860.7	$622.3	27.7%

(1)	As of March 31, 2016, these amounts, along with associated discounts, premiums and debt issuance costs, were classified as current liabilities in our condensed consolidated balance sheet.

(2)	Excludes accrued interest paid to holders who tendered in connection with the Tender Offers.
During the second quarter, we expect to recognize a pre-tax gain from debt extinguishment of approximately $245.0 million related to the Tender Offers, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the Tender Offers, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $857.5 million, $623.3 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	Pro-Forma(1)
	March 31, 2016	March 31, 2016	December 31, 2015
Total debt	$4,991.0	$5,861.0	$5,868.6
Total capital(2)	$12,506.6	$12,561.7	$12,381.5
Total debt to total capital	39.9%	46.6%	47.4%
(1) Pro-Forma balances represent total debt, total capital and the total debt to total capital ratio on an adjusted basis after giving effect to the Tender Offers and equity issuance described above.
(2) Total capital consists of total debt and Ensco shareholders' equity.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit rating. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.25 billion commitment, which is also based on our credit ratings.

In February 2016, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. This downgrade has resulted in an increase in our applicable margin rate by 0.25% per annum and our quarterly commitment fee by 0.075% per annum under our Credit Facility.  Following the February 2016 downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.  Any further downgrades will not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our recent downgrade.

Our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility to an aggregate amount of up to $2.75 billion and to extend the term of the Credit Facility by one year on up to two occasions.

As of March 31, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2016 and December 31, 2015.

Other Financing

During 2013, our shareholders approved a share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may purchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

From time to time, we and our affiliates may purchase our outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes that are able to be redeemed, pursuant to their terms. In connection with any exchange, we may issue equity, issue new debt and/or pay cash consideration. Any future purchases, exchanges or redemptions will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future. There can be no assurance that an active trading market will exist for our outstanding senior notes following any such transactions.

Other Commitments

As of March 31, 2016, we were contingently liable for an aggregate amount of $62.5 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2016, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	Pro-Forma(1)
	March 31, 2016	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1,040.2	$1,084.0	$121.3
Short-term investments	$295.0	$295.0	$1,180.0
Working capital	$1,630.3	$815.4	$1,509.6
Current ratio	3.5	1.5	2.9

(1) Pro-Forma balances represent cash and cash equivalents, short-term investments, working capital and the current ratio on an adjusted basis after giving effect to the Tender Offers and equity offering discussed above under Financing and Capital Resources.

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2016, we had cash flow hedges outstanding to exchange an aggregate $264.2 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $135.4 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2016 would approximate $15.6 million. Approximately $11.4 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2015 included in our annual report on Form 10-K filed with the SEC on February 24, 2016. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by us regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2015. During the quarter ended March 31, 2016, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments being adopted. We are currently evaluating the effect that Update 2016-09 will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. We are currently evaluating the effect that Update 2016-02 will have on our condensed consolidated financial statements and related disclosures.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In 2015, the Financial Accounting Standards Board voted to delay the effective date one year. Update 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("Update 2016-08") and Accounting Standards Updated 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10"). The amendments in Update 2016-08 and 2016-10 do not change the core principle of Update 2014-09 but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

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

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. On December 21, 2015, we entered into a one-year tolling agreement with the DOJ. On March 7, 2016, we entered into a one-year tolling agreement with the SEC.

Subsequent to initiating our Audit Committee investigation, Brazilian court documents connected to the prosecution of former Petrobras directors and employees as well as certain other third parties, including our former marketing consultant, referenced the alleged irregularities cited in the Petrobras internal audit report. Our former marketing consultant has entered into a plea agreement with the Brazilian authorities. On January 10, 2016, Brazilian authorities filed an indictment against a former Petrobras director. This indictment states that the former Petrobras director received bribes paid out of proceeds from a brokerage agreement entered into for purposes of intermediating a drillship construction contract between SHI and Pride, which we believe to be the DS-5 Construction Contract. The parties to the brokerage agreement were a company affiliated with a person acting on behalf of the former Petrobras director, a company affiliated with our former marketing consultant, and SHI. The indictment alleges that amounts paid by SHI under the brokerage agreement ultimately were used to pay bribes to the former Petrobras director. The indictment does not state that Pride or Ensco or any of their current or former employees were involved in the bribery scheme or had any knowledge of the bribery scheme.

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured the payment to employees of Petrobras of improper payments from SHI and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "—DSA Dispute" below for additional information.

Outside of Petrobras’ allegations, we have not been contacted by any Brazil governmental authority regarding alleged wrongdoing by Pride or Ensco or any of their current or former employees related to this matter. We cannot predict whether any U.S., Brazilian or other governmental authority will seek to investigate Pride's involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers, business partners and other stakeholders could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras has repudiated the DSA and have therefore accepted the DSA as terminated on April 8, 2016 (the "Termination Date"). At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved on our condensed consolidated balance sheet as of March 31, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 48 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2015, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines in an aggregate amount of approximately $160,000. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $160,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of March 31, 2016.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3.1 million for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. We do not know at this time what, if any, involvement we may have in this investigation.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2015, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2016:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	1,093	$15.39	—	$2,000,000,000
February 1 - February 29	1,250	$9.23	—	$2,000,000,000
March 1 - March 31	40,972	$8.93	—	$2,000,000,000
Total	43,315	$9.10	—

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

Item 6.   Exhibits

Exhibit Number	Exhibit
*10.1	Form of Change in Control Severance Agreement for Executive Officers
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	April 28, 2016	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Vice President - Finance (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*10.1	Form of Change in Control Severance Agreement for Executive Officers
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.