Form 10-Q
period 2016-06-30
Ensco plc
filed 2016-07-28
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 22, 2016, there were 301,337,497 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; expected contributions from our rig fleet expansion program and our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

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

•
new and future regulatory, legislative or permitting requirements, future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts, operations or financial results;

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

We have reviewed the condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2016, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2015 and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
July 28, 2016

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
OPERATING REVENUES	$909.6	$1,059.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	350.2	502.6
Depreciation	112.4	140.5
General and administrative	27.4	29.7
	490.0	672.8
OPERATING INCOME	419.6	386.2
OTHER INCOME (EXPENSE)
Interest income	2.5	3.4
Interest expense, net	(54.0)	(51.2)
Other, net	261.4	(7.6)
	209.9	(55.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	629.5	330.8
PROVISION FOR INCOME TAXES
Current income tax expense	48.6	43.9
Deferred income tax (benefit) expense	(11.9)	14.1
	36.7	58.0
INCOME FROM CONTINUING OPERATIONS	592.8	272.8
LOSS FROM DISCONTINUED OPERATIONS, NET	(.2)	(10.1)
NET INCOME	592.6	262.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(2.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$590.6	$260.3
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$2.04	$1.15
Discontinued operations	—	(0.04)
	$2.04	$1.11

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$580.8	$256.7

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	284.6	232.1
Diluted	284.6	232.2

CASH DIVIDENDS PER SHARE	$0.01	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING REVENUES	$1,723.6	$2,222.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	713.9	1,020.9
Depreciation	225.7	277.6
General and administrative	50.8	59.8
	990.4	1,358.3
OPERATING INCOME	733.2	864.6
OTHER INCOME (EXPENSE)
Interest income	4.8	5.8
Interest expense, net	(119.1)	(103.6)
Other, net	259.6	(30.2)
	145.3	(128.0)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	878.5	736.6
PROVISION FOR INCOME TAXES
Current income tax expense	86.7	106.6
Deferred income tax expense	21.4	29.1
	108.1	135.7
INCOME FROM CONTINUING OPERATIONS	770.4	600.9
LOSS FROM DISCONTINUED OPERATIONS, NET	(1.1)	(10.3)
NET INCOME	769.3	590.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(5.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$765.9	$585.0
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$2.92	$2.53
Discontinued operations	—	(0.04)
	$2.92	$2.49

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$753.9	$577.7

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	258.5	232.0
Diluted	258.5	232.1

CASH DIVIDENDS PER SHARE	$0.02	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2016	2015

NET INCOME	$592.6	$262.7
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in derivative fair value	(4.1)	8.7
Reclassification of net losses on derivative instruments from other comprehensive income into net income	2.0	5.1
Other	.1	(1.3)
NET OTHER COMPREHENSIVE (LOSS) INCOME	(2.0)	12.5

COMPREHENSIVE INCOME	590.6	275.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(2.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$588.6	$272.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

NET INCOME	$769.3	$590.6
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	(.6)	(8.7)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	7.9	10.1
Other	—	1.3
NET OTHER COMPREHENSIVE INCOME	7.3	2.7

COMPREHENSIVE INCOME	776.6	593.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3.4)	(5.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$773.2	$587.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$790.3	$121.3
Short-term investments	1,010.0	1,180.0
Accounts receivable, net	408.0	582.0
Other	346.4	401.8
Total current assets	2,554.7	2,285.1
PROPERTY AND EQUIPMENT, AT COST	12,877.2	12,719.4
Less accumulated depreciation	1,856.0	1,631.6
Property and equipment, net	11,021.2	11,087.8
OTHER ASSETS, NET	189.1	237.6
	$13,765.0	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$152.3	$224.6
Accrued liabilities and other	458.5	550.9
Total current liabilities	610.8	775.5
LONG-TERM DEBT	4,905.6	5,868.6
OTHER LIABILITIES	361.7	449.2
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 308.5 million and 242.9 million shares issued as of June 30, 2016 and December 31, 2015	30.9	24.3
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of June 30, 2016 and December 31, 2015	.1	.1
Additional paid-in capital	6,148.9	5,554.5
Retained earnings	1,746.0	985.3
Accumulated other comprehensive income	19.8	12.5
Treasury shares, at cost, 7.1 million and 7.6 million shares as of June 30, 2016 and December 31, 2015	(65.8)	(63.8)
Total Ensco shareholders' equity	7,879.9	6,512.9
NONCONTROLLING INTERESTS	7.0	4.3
Total equity	7,886.9	6,517.2
	$13,765.0	$13,610.5
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$769.3	$590.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
(Gain) loss on debt extinguishment	(260.8)	33.5
Depreciation expense	225.7	277.6
Deferred income tax expense	21.4	29.1
Share-based compensation expense	18.6	23.0
Amortization of intangibles and other, net	(11.2)	(13.0)
Loss from discontinued operations, net	1.1	10.3
Other	(5.5)	(9.9)
Changes in operating assets and liabilities	41.6	(50.2)
Net cash provided by operating activities of continuing operations	800.2	891.0

INVESTING ACTIVITIES
Maturities of short-term investments	1,032.0	757.3
Purchases of short-term investments	(862.0)	(650.0)
Additions to property and equipment	(209.4)	(913.9)
Other	7.6	1.1
Net cash used in investing activities of continuing operations	(31.8)	(805.5)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(684.8)	(1,058.0)
Proceeds from equity issuance	585.5	—
Cash dividends paid	(5.5)	(70.5)
Proceeds from issuance of senior notes	—	1,078.7
Premium paid on redemption of debt	—	(30.3)
Debt financing costs	—	(10.5)
Other	(1.9)	(6.8)
Net cash used in financing activities	(106.7)	(97.4)

DISCONTINUED OPERATIONS
Operating activities	1.4	(4.2)
Investing activities	6.3	(0.6)
Net cash provided by (used in) discontinued operations	7.7	(4.8)
Effect of exchange rate changes on cash and cash equivalents	(.4)	.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669.0	(16.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121.3	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$790.3	$648.3

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

The financial data for the three-month and six-month periods ended June 30, 2016 and 2015 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 and our quarterly report on Form 10-Q filed with the SEC on April 28, 2016.

Operating Revenues and Expenses

During the three-month and six-month periods ended June 30, 2016, operating revenues included $185.0 million for the lump-sum consideration received in settlement and release of the ENSCO DS-9 customer's ongoing early termination obligations and $20.0 million for the lump-sum consideration received in settlement of the ENSCO 8503 customer's remaining obligations under the contract. The ENSCO DS-9 contract was terminated for convenience by the customer in July 2015, whereby our customer was obligated to pay us monthly termination fees for two years under the termination provisions of the contract. The ENSCO 8503 contract was originally scheduled to expire in August 2017.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments. We are currently evaluating the effect that Update 2016-09 will have on our condensed consolidated financial statements and related disclosures.

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

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03"), as updated by Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at June 18, 2015 EITF Meeting ("Update 2015-15"), which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt issuance costs related to line-of-credit arrangements may be presented as an asset regardless of whether there are any outstanding borrowings on the arrangement. We adopted Update 2015-03 and Update 2015-15 on a retrospective basis effective January 1, 2016. Accordingly, all debt issuance costs, except for the balance related to our line-of-credit arrangement, were presented as a deduction from the carrying amount of the related debt liability on our condensed consolidated balance sheet for all periods presented. As a result of retrospective application, we reclassified debt issuance costs of $26.5 million on our condensed consolidated balance sheet as of December 31, 2015. There is no impact to the manner in which debt issuance costs are amortized in our consolidated financial statements.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. During 2015, the Financial Accounting Standards Board voted to delay the effective date one year. Update 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("Update 2016-08"), Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10") and Account Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"). The amendments in Update 2016-08, 2016-10 and 2016-12 do not change the core principle of Update 2014-09 but instead clarify the implementation guidance on principle versus agent considerations, identify performance obligations and the licensing implementation guidance, and provide narrow-scope improvements, respectively. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2016
Supplemental executive retirement plan assets	$33.3	$—	$—	$33.3
Total financial assets	$33.3	$—	$—	$33.3
Derivatives, net	$—	$(8.5)	$—	$(8.5)
Total financial liabilities	$—	$(8.5)	$—	$(8.5)

As of December 31, 2015
Supplemental executive retirement plan assets	$33.1	$—	$—	$33.1
Total financial assets	$33.1	$—	$—	$33.1
Derivatives, net	—	(19.7)	—	(19.7)
Total financial liabilities	$—	$(19.7)	$—	$(19.7)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$506.5	$467.0	$566.4	$510.2
6.875% Senior notes due 2020	829.1	747.6	990.9	850.5
4.70% Senior notes due 2021	767.1	653.4	1,476.7	1,254.0
4.50% Senior notes due 2024	618.3	427.0	619.7	417.4
5.20% Senior notes due 2025	662.4	465.2	692.5	505.2
7.20% Debentures due 2027	149.1	115.9	149.1	133.5
7.875% Senior notes due 2040	379.1	210.0	379.8	244.0
5.75% Senior notes due 2044	994.0	620.9	993.5	707.1
Total	$4,905.6	$3,707.0	$5,868.6	$4,621.9

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2015 to June 30, 2016 is due to debt repurchases as discussed in "Note 6 - Debt." The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2016 and December 31, 2015. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.

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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $8.5 million and $19.7 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$5.0	$.6	$12.7	$20.7
Foreign currency forward contracts - non-current(2)	1.0	.2	1.1	1.5
	6.0	.8	13.8	22.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	1.5	2.6	2.2	.9
	1.5	2.6	2.2	.9
Total	$7.5	$3.4	$16.0	$23.1

(1)
Derivative assets and liabilities with maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, on our condensed consolidated balance sheets.

(2)
Derivative assets and liabilities with maturity dates greater than twelve months from the respective balance sheet date were included in other assets, net, and other liabilities, respectively, on our condensed consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2016, we had cash flow hedges outstanding to exchange an aggregate $230.3 million for various foreign currencies, including $107.6 million for British pounds, $43.6 million for Australian dollars, $33.8 million for Euros, $28.3 million for Brazilian reais and $17.0 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income were as follows (in millions):

Three Months Ended June 30, 2016 and 2015

	(Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2016	2015	2016	2015
Interest rate lock contracts(3)	$—	$—	$—	$(.4)	$—	$—
Foreign currency forward contracts(4)	(4.1)	8.7	(2.0)	(4.7)	.8	.3
Total	$(4.1)	$8.7	$(2.0)	$(5.1)	$.8	$.3

Six Months Ended June 30, 2016 and 2015

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Loss Reclassified from AOCI into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2016	2015	2016	2015
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.5)	$—	$—
Foreign currency forward contracts(5)	(.6)	(8.7)	(7.8)	(9.6)	1.9	.2
Total	$(.6)	$(8.7)	$(7.9)	$(10.1)	$1.9	$.2

(1)
Changes in the effective portion of cash flow hedge fair values are recorded in AOCI.  Amounts recorded in AOCI associated with cash flow hedges are subsequently reclassified into contract drilling, depreciation or interest expense as earnings are affected by the underlying hedged forecasted transaction.

(2)	Gains and losses recognized in income for ineffectiveness and amounts excluded from effectiveness testing were included in other, net, in our condensed consolidated statements of operations.

(3)	Losses on interest rate lock derivatives reclassified from AOCI into income were included in interest expense, net, in our condensed consolidated statements of operations.

(4)
During the three-month period ended June 30, 2016, $2.2 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended June 30, 2015, $4.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2016, $8.2 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2015, $10.0 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $145.2 million for various foreign currencies, including $78.2 million for euros, $16.9 million for British pounds, $16.0 million for Swiss francs, $12.5 million for Indonesian rupiah, $9.9 million for Brazilian reais and $11.7 million for other currencies.

Net losses of $3.5 million and net gains of $4.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2016 and 2015, respectively. Net gains of $900,000 and net losses of $9.0 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the six-month periods ended June 30, 2016 and 2015, respectively. These gains and losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of June 30, 2016, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $4.6 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Income from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$592.8	$272.8	$770.4	$600.9
Income from continuing operations attributable to noncontrolling interests	(2.0)	(2.4)	(3.4)	(5.6)
Income from continuing operations attributable to Ensco	$590.8	$270.4	$767.0	$595.3

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations attributable to Ensco	$590.8	$270.4	$767.0	$595.3
Income from continuing operations allocated to non-vested share awards	(9.8)	(3.7)	(12.0)	(7.4)
Income from continuing operations attributable to Ensco shares	$581.0	$266.7	$755.0	$587.9

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average shares - basic	284.6	232.1	258.5	232.0
Potentially dilutive shares	—	.1	—	.1
Weighted-average shares - diluted	284.6	232.2	258.5	232.1

Antidilutive share awards totaling 500,000 and 600,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2016. Antidilutive share awards totaling 500,000 were excluded from the computation of diluted EPS for the three-month and six-month ended June 30, 2015.

Note 6 -Debt

Tender Offers and Open Market Repurchases

In March 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. The Tender Offers expired on April 1, 2016. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt. In addition, during the second quarter, we repurchased $79.5 million of our 4.70% Senior Notes due 2021 for $62.5 million on the open market. Our Tender Offers and open market repurchases during the quarter were as follows (in millions):

	Aggregate Principal Amount Purchased	Aggregate Purchase Price(1)	Discount %
8.50% Senior Notes due 2019	$45.7	$38.3	16.2%
6.875% Senior Notes due 2020	140.1	103.7	26.0%
4.70% Senior Notes due 2021	722.0	525.1	27.3%
4.50% Senior Notes due 2024	1.7	0.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$940.2	$684.8	27.2%

(1)	Excludes accrued interest paid to holders who tendered in connection with the Tender Offers.
During the second quarter, we recognized a pre-tax gain from debt extinguishment of $260.8 million included in other, net, in our consolidated statements of operations, related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the Tender Offers and open market repurchases, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $778.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

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

In February, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. Following the downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.

In July, Standard & Poor's downgraded our credit rating one notch to BBB-, which maintains our investment grade rating with the rating agency. As previous rating actions resulted in the highest applicable margin rate and commitment fees under our Credit Facility, the July downgrade does not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our current credit ratings.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants.

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

As of June 30, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2016 and December 31, 2015.

Note 7 -Shareholders' Equity

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million. The offering resulted in an increase in Class A ordinary shares and Additional Paid in Capital on our condensed consolidated balance sheet of $6.6 million and $578.9 million, respectively.

Note 8 -Benefit Plans

During the quarter ended June 30, 2016, we granted 3.4 million non-vested share units to our employees pursuant to our 2012 Long-Term Incentive Plan, which will be settled in cash upon vesting. Grants of our non-vested share units generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. The non-vested share units have dividend rights effective on the date of grant. Compensation expense for awards to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. The weighted-average grant date fair value for our non-vested share units to be settled in cash that were granted during the quarter ended June 30, 2016 was $9.65.

Note 9 -Discontinued Operations

The following table summarizes loss from discontinued operations, net, for the three-month and six-month periods ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$8.1	$—	$17.7
Operating expenses	1.6	11.3	2.4	33.2
Operating loss	(1.6)	(3.2)	(2.4)	(15.5)
Income tax benefit (expense)	0.4	(2.9)	0.3	9.2
Loss on impairment, net	—	(7.2)	—	(7.2)
Gain on disposal of discontinued operations, net	1.0	3.2	1.0	3.2
Loss from discontinued operations, net	$(.2)	$(10.1)	$(1.1)	$(10.3)

During the second quarter of 2016, we sold ENSCO DS-2, ENSCO 6000 and ENSCO 58 for scrap value resulting in a net pre-tax gain on sale of $1.2 million included in loss from discontinued operations, net, on our condensed consolidated statements of operations.

ENSCO 7500 and ENSCO 90 remain classified as held-for-sale on our June 30, 2016 condensed consolidated balance sheet and are included in discontinued operations.

For the three-month and six-month periods ended June 30, 2015, loss from discontinued operations, net, included the operating results of ENSCO 93 and ENSCO 58, stacking costs for uncontracted rigs included in discontinued operations, a pre-tax impairment of $7.2 million on ENSCO 6000 and a pre-tax gain of $1.6 million on the sale of ENSCO 5002. A discrete tax benefit of $13.3 million was included in loss from discontinued operations, net, in the first quarter of 2015.

Debt and interest expense are not allocated to our discontinued operations.

Note 10 -Income Taxes

Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2016 was 5.8% and 12.3%, respectively. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2016 was 19.9% and 24.3%, respectively. Discrete tax items for the three-month period ended June 30, 2016 resulted primarily from the gain on debt extinguishment, income from the ENSCO DS-9 lump-sum consideration and restructuring transactions involving certain of our subsidiaries.

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

The increase in our consolidated effective tax rate, excluding discrete items, for the three-month and six-month periods ended June 30, 2016 is primarily attributable to an increase in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by the impact of restructuring transactions involving certain of our subsidiaries.

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

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "—DSA Dispute" below for additional information.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved on our condensed consolidated balance sheet as of June 30, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 46 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed, and the cases dismissed. The settlement documents for approximately 13 individual plaintiffs continue to be processed.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2016 totaled $72.3 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of June 30, 2016, we were not required to make collateral deposits with respect to these agreements.

Note 12 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and six-month periods ended 2016 and 2015 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$636.4	$251.3	$21.9	$909.6	$—	$909.6
Operating expenses
Contract drilling (exclusive of depreciation)	208.6	122.3	19.3	350.2	—	350.2
Depreciation	77.8	30.1	—	107.9	4.5	112.4
General and administrative	—	—	—	—	27.4	27.4
Operating income	$350.0	$98.9	$2.6	$451.5	$(31.9)	$419.6
Property and equipment, net	$8,414.1	$2,543.0	$—	$10,957.1	$64.1	$11,021.2

Three Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$634.3	$384.1	$40.6	$1,059.0	$—	$1,059.0
Operating expenses
Contract drilling (exclusive of depreciation)	277.7	192.7	32.2	502.6	—	502.6
Depreciation	94.4	43.6	—	138.0	2.5	140.5
General and administrative	—	—	—	—	29.7	29.7
Operating income	$262.2	$147.8	$8.4	$418.4	$(32.2)	$386.2
Property and equipment, net	$9,870.7	$3,223.4	$—	$13,094.1	$75.8	$13,169.9

Six Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,149.0	$529.2	$45.4	$1,723.6	$—	$1,723.6
Operating expenses
Contract drilling (exclusive of depreciation)	419.9	256.8	37.2	713.9	—	713.9
Depreciation	158.1	58.7	—	216.8	8.9	225.7
General and administrative	—	—	—	—	50.8	50.8
Operating income	$571.0	$213.7	$8.2	$792.9	$(59.7)	$733.2
Property and equipment, net	$8,414.1	$2,543.0	$—	$10,957.1	$64.1	$11,021.2

Six Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,329.3	$812.4	$81.2	$2,222.9	$—	$2,222.9
Operating expenses
Contract drilling (exclusive of depreciation)	571.2	384.2	65.5	1,020.9	—	1,020.9
Depreciation	187.4	85.1	—	272.5	5.1	277.6
General and administrative	—	—	—	—	59.8	59.8
Operating income	$570.7	$343.1	$15.7	$929.5	$(64.9)	$864.6
Property and equipment, net	$9,870.7	$3,223.4	$—	$13,094.1	$75.8	$13,169.9

Information about Geographic Areas

As of June 30, 2016, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	9	7	16
Europe & Mediterranean	4	11	15
Middle East & Africa	2	11	13
Asia & Pacific Rim	4	7	11
Asia & Pacific Rim (under construction)	1	1	2
Middle East & Africa (under construction)	—	2	2
Held-for-sale	1	1	2
Total	21	40	61

(1)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 13 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Trade	$415.8	$595.0
Other	16.7	16.3
	432.5	611.3
Allowance for doubtful accounts	(24.5)	(29.3)
	$408.0	$582.0

Other current assets consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Inventory	$231.4	$235.3
Prepaid taxes	50.0	73.5
Deferred costs	40.2	52.1
Prepaid expenses	8.0	20.5
Assets held-for-sale	1.8	5.5
Other	15.0	14.9
	$346.4	$401.8

Other assets, net, consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Deferred tax assets	$69.8	$94.8
Deferred costs	42.6	55.8
Prepaid taxes on intercompany transfers of property	33.8	37.1
Supplemental executive retirement plan assets	33.3	33.1
Other	9.6	16.8
	$189.1	$237.6

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Deferred revenue	$172.9	$197.2
Personnel costs	104.2	161.6
Taxes	79.6	70.8
Accrued interest	74.3	88.4
Derivative liabilities	14.9	21.6
Other	12.6	11.3
	$458.5	$550.9

Other liabilities consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Unrecognized tax benefits (inclusive of interest and penalties)	$153.4	$149.7
Deferred revenue	143.5	218.6
Supplemental executive retirement plan liabilities	34.5	34.4
Personnel costs	11.4	17.7
Deferred tax liabilities	8.7	4.4
Other	10.2	24.4
	$361.7	$449.2

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Currency translation adjustment	$7.6	$7.8
Derivative instruments	13.9	6.6
Other	(1.7)	(1.9)
	$19.8	$12.5

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

Consolidated revenues by customer for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ConocoPhillips(1)	23%	3%	15%	3%
Total(2)	13%	10%	14%	9%
BP (3)	10%	16%	12%	14%
Petrobras(2)	9%	15%	12%	13%
Other	45%	56%	47%	61%
	100%	100%	100%	100%

(1)
During the three-month and six-month periods ended June 30, 2016, excluding the impact of the lump-sum termination payment of $185.0 million for ENSCO DS-9, revenues from ConocoPhillips represented 3% and 4%, respectively, of our consolidated revenues.

(2)	During the three-month and six-month periods ended June 30, 2016 and 2015, all revenues were attributable to our Floater segment.

(3)
During the three-month periods ended June 30, 2016 and 2015, 75% and 79% of the revenues provided by BP, respectively, were attributable to our Floaters segment. During the six-month periods ended June 30, 2016 and 2015, 76% and 82% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

Consolidated revenues by region for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Gulf of Mexico(1)	$304.5	$271.0	$464.7	$609.8
Angola(2)	132.4	182.4	268.6	351.7
Brazil(3)	81.7	115.7	202.7	238.4
United Kingdom(4)	69.7	104.3	143.5	224.9
Other	321.3	385.6	644.1	798.1
	$909.6	$1,059.0	$1,723.6	$2,222.9

(1)
During the three-month periods ended June 30, 2016 and 2015, 92% and 83% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2016 and 2015, 89% and 84% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. Revenue recognized during the three-month and six-month periods ended June 30, 2016 related to the U.S. Gulf of Mexico included termination fees totaling $205.0 million as discussed in "Note 1 - Unaudited Condensed Consolidated Financial Statements." ENSCO DS-9 termination revenues were attributed to the U.S. Gulf of Mexico as the related drilling contract was intended for operations in that region.

(2)
During the three-month periods ended June 30, 2016 and 2015, 88% and 91% of the revenues earned in Angola, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2016 and 2015, 87% and 90% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(3)	During the three-month and six-month periods ended June 30, 2016 and 2015, all revenues were attributable to our Floaters segment.

(4)	During the three-month and six-month periods ended June 30, 2016 and 2015, all revenues were attributable to our Jackups segment.

Note 14 -Guarantee of Registered Securities

Ensco plc provides for the full and unconditional guarantee of Pride International, Inc.'s, a wholly-owned subsidiary of Ensco plc, 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.5 billion as of June 30, 2016. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the note holders.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2016.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2016 and 2015; the unaudited condensed consolidating statements of comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015; the condensed consolidating balance sheets as of June 30, 2016 (unaudited) and December 31, 2015; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.6	$36.5	$—	$937.4	$(71.9)	$909.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.7	36.4	—	379.0	(71.9)	350.2
Depreciation	—	4.4	—	108.0	—	112.4
General and administrative	10.5	—	—	16.9	—	27.4
OPERATING (LOSS) INCOME	(9.6)	(4.3)	—	433.5	—	419.6
OTHER INCOME (EXPENSE), NET	175.8	(8.3)	(18.8)	1.3	59.9	209.9
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	166.2	(12.6)	(18.8)	434.8	59.9	629.5
INCOME TAX PROVISION	—	(15.6)	—	52.3	—	36.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	424.4	20.0	10.2	—	(454.6)	—
NET INCOME (LOSS)	590.6	23.0	(8.6)	382.3	(394.7)	592.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME (LOSS)ATTRIBUTABLE TO ENSCO	$590.6	$23.0	$(8.6)	$380.3	$(394.7)	$590.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$8.7	$34.5	$—	$1,086.6	$(70.8)	$1,059.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.3	34.5	—	532.6	(70.8)	502.6
Depreciation	—	2.4	—	138.1	—	140.5
General and administrative	13.7	—	—	16.0	—	29.7
OPERATING (LOSS) INCOME	(11.3)	(2.4)	—	399.9	—	386.2
OTHER (EXPENSE) INCOME, NET	(36.3)	2.4	(15.2)	(6.3)	—	(55.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(47.6)	—	(15.2)	393.6	—	330.8
INCOME TAX PROVISION	—	14.1	—	43.9	—	58.0
DISCONTINUED OPERATIONS, NET	—	—	—	(10.1)	—	(10.1)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	307.9	47.5	71.4	—	(426.8)	—
NET INCOME	260.3	33.4	56.2	339.6	(426.8)	262.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$260.3	$33.4	$56.2	$337.2	$(426.8)	$260.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$14.8	$72.1	$—	$1,780.7	$(144.0)	$1,723.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.9	72.1	—	771.9	(144.0)	713.9
Depreciation	—	8.7	—	217.0	—	225.7
General and administrative	16.7	.1	—	34.0	—	50.8
OPERATING (LOSS) INCOME	(15.8)	(8.8)	—	757.8	—	733.2
OTHER INCOME (EXPENSE), NET	139.0	(6.7)	(37.9)	(9.0)	59.9	145.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	123.2	(15.5)	(37.9)	748.8	59.9	878.5
INCOME TAX PROVISION	—	15.4	—	92.7	—	108.1
DISCONTINUED OPERATIONS, NET	—	—	—	(1.1)	—	(1.1)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	642.7	53.5	63.8	—	(760.0)	—
NET INCOME	765.9	22.6	25.9	655.0	(700.1)	769.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$765.9	$22.6	$25.9	$651.6	$(700.1)	$765.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$17.4	$69.3	$—	$2,278.2	$(142.0)	$2,222.9
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.1	69.3	—	1,080.5	(142.0)	1,020.9
Depreciation	.1	4.9	—	272.6	—	277.6
General and administrative	27.0	.1	—	32.7	—	59.8
OPERATING (LOSS) INCOME	(22.8)	(5.0)	—	892.4	—	864.6
OTHER (EXPENSE) INCOME, NET	(96.2)	(14.4)	(31.1)	13.7	—	(128.0)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(119.0)	(19.4)	(31.1)	906.1	—	736.6
INCOME TAX PROVISION	—	27.9	—	107.8	—	135.7
DISCONTINUED OPERATIONS, NET	—	—	—	(10.3)	—	(10.3)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	704.0	92.7	135.3	—	(932.0)	—
NET INCOME	585.0	45.4	104.2	788.0	(932.0)	590.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.6)	—	(5.6)
NET INCOME ATTRIBUTABLE TO ENSCO	$585.0	$45.4	$104.2	$782.4	$(932.0)	$585.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$590.6	$23.0	$(8.6)	$382.3	$(394.7)	$592.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(4.1)	—	—	—	(4.1)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.0	—	—	—	2.0
Other	—	—	—	.1	—	.1
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(2.1)	—	.1	—	(2.0)

COMPREHENSIVE INCOME (LOSS)	590.6	20.9	(8.6)	382.4	(394.7)	590.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$590.6	$20.9	$(8.6)	$380.4	$(394.7)	$588.6

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$260.3	$33.4	$56.2	$339.6	$(426.8)	$262.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	8.7	—	—	—	8.7
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	5.1	—	—	—	5.1
Other	—	—	—	(1.3)	—	(1.3)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	13.8	—	(1.3)	—	12.5

COMPREHENSIVE INCOME	260.3	47.2	56.2	338.3	(426.8)	275.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.4)	—	(2.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$260.3	$47.2	$56.2	$335.9	$(426.8)	$272.8

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$765.9	$22.6	$25.9	$655.0	$(700.1)	$769.3
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	(.6)	—	—	—	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	7.9	—	—	—	7.9
Other	—	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	7.3	—	—	—	7.3

COMPREHENSIVE INCOME	765.9	29.9	25.9	655.0	(700.1)	776.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$765.9	$29.9	$25.9	$651.6	$(700.1)	$773.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$585.0	$45.4	$104.2	$788.0	$(932.0)	$590.6
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	(8.7)	—	—	—	(8.7)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	10.1	—	—	—	10.1
Other	—	—	—	1.3	—	1.3
NET OTHER COMPREHENSIVE INCOME	—	1.4	—	1.3	—	2.7

COMPREHENSIVE INCOME	585.0	46.8	104.2	789.3	(932.0)	593.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.6)	—	(5.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$585.0	$46.8	$104.2	$783.7	$(932.0)	$587.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$712.8	$—	$26.1	$51.4	$—	$790.3
Short-term investments	1,010.0	—	—	—	—	1,010.0
Accounts receivable, net	5.2	—	—	402.8	—	408.0
Accounts receivable from affiliates	245.7	637.7	—	565.8	(1,449.2)	—
Other	.1	10.1	—	336.2	—	346.4
Total current assets	1,973.8	647.8	26.1	1,356.2	(1,449.2)	2,554.7
PROPERTY AND EQUIPMENT, AT COST	1.8	118.8	—	12,756.6	—	12,877.2
Less accumulated depreciation	1.8	55.7	—	1,798.5	—	1,856.0
Property and equipment, net	—	63.1	—	10,958.1	—	11,021.2
DUE FROM AFFILIATES	1,428.5	5,069.7	2,043.1	6,731.5	(15,272.8)	—
INVESTMENTS IN AFFILIATES	8,412.1	1,717.2	—	—	(10,129.3)	—
OTHER ASSETS, NET	—	40.0	—	290.5	(141.4)	189.1
	$11,814.4	$7,537.8	$2,069.2	$19,336.3	$(26,992.7)	$13,765.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$48.0	$32.1	$30.9	$499.8	$—	$610.8
Accounts payable to affiliates	46.4	591.2	3.8	807.8	(1,449.2)	$—
Total current liabilities	94.4	623.3	34.7	1,307.6	(1,449.2)	610.8
DUE TO AFFILIATES	791.1	5,391.6	2,056.0	7,034.1	(15,272.8)	—
LONG-TERM DEBT	3,041.8	149.1	1,714.7	—	—	4,905.6
INVESTMENTS IN AFFILIATES	—	—	1,215.2		(1,215.2)	—
OTHER LIABILITIES	—	150.2	—	352.9	(141.4)	361.7
ENSCO SHAREHOLDERS' EQUITY	7,887.1	1,223.6	(2,951.4)	10,634.7	(8,914.1)	7,879.9
NONCONTROLLING INTERESTS	—	—	—	7.0	—	7.0
Total equity	7,887.1	1,223.6	(2,951.4)	10,641.7	(8,914.1)	7,886.9
	$11,814.4	$7,537.8	$2,069.2	$19,336.3	$(26,992.7)	$13,765.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2015 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94.0	$—	$2.0	$25.3	$—	$121.3
Short-term investments	1,180.0	—	—	—	—	$1,180.0
Accounts receivable, net	1.2	—	—	580.8	—	582.0
Accounts receivable from affiliates	808.7	237.3	—	148.1	(1,194.1)	—
Other	.2	229.3	—	172.3	—	401.8
Total current assets	2,084.1	466.6	2.0	926.5	(1,194.1)	2,285.1
PROPERTY AND EQUIPMENT, AT COST	1.8	117.5	—	12,600.1	—	12,719.4
Less accumulated depreciation	1.8	47.7	—	1,582.1	—	1,631.6
Property and equipment, net	—	69.8	—	11,018.0	—	11,087.8
DUE FROM AFFILIATES	1,303.7	5,270.0	2,035.5	6,869.9	(15,479.1)	—
INVESTMENTS IN AFFILIATES	7,743.8	—	—	—	(7,743.8)	—
OTHER ASSETS, NET	—	43.1	—	324.9	(130.4)	237.6
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60.7	$69.6	$34.8	$610.4	$—	$775.5
Accounts payable to affiliates	19.4	176.3	—	998.4	(1,194.1)	—
Total current liabilities	80.1	245.9	34.8	1,608.8	(1,194.1)	775.5
DUE TO AFFILIATES	751.9	4,354.3	1,763.7	8,609.2	(15,479.1)	—
LONG-TERM DEBT	3,782.4	149.0	1,937.2	—	—	5,868.6
INVESTMENTS IN AFFILIAITES	—	442.0	1,319.3	—	(1,761.3)	—
OTHER LIABILITIES	—	135.7	—	443.9	(130.4)	449.2
ENSCO SHAREHOLDERS' EQUITY	6,517.2	522.6	(3,017.5)	8,473.1	(5,982.5)	6,512.9
NONCONTROLLING INTERESTS	—	—	—	4.3	—	4.3
Total equity	6,517.2	522.6	(3,017.5)	8,477.4	(5,982.5)	6,517.2
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2016 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(83.4)	$130.8	$(60.4)	$813.2	$—	$800.2
INVESTING ACTIVITIES
Maturities of short-term investments	1,032.0	—	—	—	—	1,032.0
Purchases of short-term investments	(862.0)	—	—	—	—	(862.0)
Additions to property and equipment	—	—	—	(209.4)	—	(209.4)
Purchase of affiliate debt	(142.0)	—	—	—	142.0	—
Other	—	—	—	7.6	—	7.6
Net cash provided by (used in) investing activities of continuing operations	28.0	—	—	(201.8)	142.0	(31.8)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(542.8)	—	—	—	(142.0)	(684.8)
Proceeds from equity issuance	585.5	—	—	—	—	585.5
Cash dividends paid	(5.5)	—	—	—	—	(5.5)
Advances from (to) affiliates	638.9	(130.8)	84.5	(592.6)	—	—
Other	(1.9)	—	—	—	—	(1.9)
Net cash provided by (used in) financing activities	674.2	(130.8)	84.5	(592.6)	(142.0)	(106.7)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	1.4	—	1.4
Investing activities	—	—	—	6.3	—	6.3
Net cash used in discontinued operations	—	—	—	7.7	—	7.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.4)	—	(.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	618.8	—	24.1	26.1	—	669.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$712.8	$—	$26.1	$51.4	$—	$790.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(66.2)	$(19.7)	$(49.9)	$1,026.8	$—	$891.0
INVESTING ACTIVITIES
Additions to property and equipment	—	(5.1)	—	(908.8)	—	(913.9)
Maturities of short-term investments	712.0	—	—	45.3		757.3
Purchases of short-term investments	(650.0)	—	—	—	—	(650.0)
Other	—	—	—	1.1	—	1.1
Net cash provided by (used in) investing activities of continuing operations	62	(5.1)	—	(862.4)	—	(805.5)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(998.3)	—	—	(59.7)	—	(1,058.0)
Cash dividends paid	(70.5)	—	—	—	—	(70.5)
Premium paid on redemption of debt	(27.2)	—	—	(3.1)	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances from (to) affiliates	88.2	24.8	63.5	(176.5)	—	—
Other	(9.0)	—	—	2.2	—	(6.8)
Net cash provided by (used in) financing activities	51.4	24.8	63.5	(237.1)	—	(97.4)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(4.2)	—	(4.2)
Investing activities	—	—	—	(0.6)	—	(0.6)
Net cash used in discontinued operations	—	—	—	(4.8)	—	(4.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.2	—	.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47.2	—	13.6	(77.3)	—	(16.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$334.6	$—	$104.4	$209.3	$—	$648.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 57 rigs, with drilling operations in most of the strategic markets around the globe. We also have four rigs under construction. Our rig fleet consists of eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 40 jackup rigs. We operate the world's second largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Our Industry

The contracting environment remained very challenging for offshore drilling contractors during the second quarter with customers exploring subletting opportunities for contracted rigs as well as requesting contract concessions or terminating drilling contracts. Crude oil prices have ranged from $26 to $51 per barrel during the first half of 2016, reaching a 12 year low in February. The sustained decline in oil prices from 2014 highs has caused a significant decline in demand for offshore drilling services as many projects have become uneconomical, resulting in few market tenders in recent periods. Operators continue to significantly reduce their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment. These declines in capital spending levels, together with the oversupply of rigs, have resulted in significantly reduced day rates and utilization, and we expect this trend to continue. Although oil prices have improved from 2016 lows, we do not expect a meaningful improvement in demand for offshore drilling services in the near term.

In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. The intense pressure on operating day rates may result in rates that approximate, or are slightly lower than, direct operating expenses. In addition, we are seeing increased pressure to accept other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced day rates during downtime; reduced standby, redrill and moving rates; caps on reimbursements for downhole tools; reduced periods to remediate equipment breakdowns or other deviations from contractual standards of performance; certain limitations on our ability to be indemnified; increases in the nature and amounts of liability allocated to us; and reduced early termination fees and/or termination notice periods.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.25 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. Notwithstanding our current liquidity position, significant further deterioration in demand for offshore drilling could have a material adverse affect on our ability to meet our financial obligations.

Equity Offering

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

Cash and Debt

As of June 30, 2016, we had $4.9 billion in total debt outstanding, representing approximately 38% of our total capitalization. We also had $1.8 billion in cash and cash equivalents and short-term investments and a $2.25 billion undrawn senior unsecured revolving credit facility with a term that expires in September 2019 (the "Credit Facility"). The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In March 2016, we launched cash tender offers to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. The tenders expired on April 1, 2016. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt. In addition, during the second quarter, we repurchased $79.5 million of our 4.70% Senior Notes due 2021 for $62.5 million on the open market.

We recognized a pre-tax gain from debt extinguishment of approximately $260.8 million related to the tender offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the tender offers and the open market repurchases, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $778.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

Backlog

As of June 30, 2016, our backlog was $4.1 billion as compared to $5.8 billion as of December 31, 2015. Our backlog declined primarily due to revenues realized during the first half of the year, various contract terminations and reduced day rates on our jackup rigs contracted with Saudi Aramco, partially offset by extensions on our management services contracts in the U.S. Gulf of Mexico, contract extensions at reduced rates and various short-term contract awards.

As our customers continue to reduce capital spending, we will likely experience further declines in backlog for the remainder of the year. Our declining backlog, coupled with lower demand, will result in a decline in revenues and operating cash flows for the remainder of 2016.

BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be challenged by reduced demand, as well as excess newbuild supply. Floater demand has declined significantly due to lower commodity prices which have caused our customers to rationalize capital expenditures, resulting in the cancellation and delay of drilling programs. In addition, certain customers are exploring subletting opportunities for contracted rigs as well as requesting contract concessions or terminating or otherwise repudiating drilling contracts. We expect this trend to continue until we see a meaningful recovery in commodity prices.

In April, we received a notice of early termination for convenience from our ENSCO 8505 customer working in the U.S. Gulf of Mexico. The contract is now scheduled to end in August 2016.

In May, we agreed to extend the ENSCO 6002 contract term by 18 months at a reduced rate, reduce the ENSCO 6001 contracted rate and early terminate the ENSCO 6003 and ENSCO 6004 contracts.

In June, we reached an agreement with our ENSCO DS-9 customer in settlement and release of the customer's ongoing early termination obligations. We recognized $185.0 million of revenues for the lump-sum consideration received under this settlement. The contract was terminated for convenience by the customer in July 2015, whereby our customer was obligated to pay us monthly termination fees for two years under the termination provisions of the contract.

Also in June, we reached an agreement with our ENSCO 8503 customer to settle the customer's remaining obligations under the contract, which was scheduled to expire in August 2017. We recognized $20.0 million of revenues for the lump-sum consideration received under this settlement.

In July, we reached an agreement to extend the ENSCO 5006 contract term by 15 months at a reduced rate, which resulted in additional backlog.

During the second quarter, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004 for scrap value resulting in an insignificant net pre-tax loss included in contract drilling expense on our condensed consolidated statements of operations. Additionally, we sold ENSCO DS-2 and ENSCO 6000 for scrap value resulting in an insignificant net pre-tax gain included in loss from discontinued operations, net, on our condensed consolidated statements of operations.

Currently, there are approximately 65 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 25 are scheduled to be delivered by the end of 2017. Roughly half of the anticipated deliveries are without contracts. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired 61 floaters over the past two years due to a lack of contracting opportunities. Approximately 40 floaters older than 30 years of age are currently idle. Approximately 30 additional floaters greater than 30 years old have contracts that will expire by the end of 2017 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors may instead elect to scrap or cold-stack some or all of these rigs. We expect floater scrapping and cold-stacking to continue throughout 2016 and 2017.
Jackups

Jackup demand also declined significantly due to lower commodity prices. As customers continue to rationalize spending, they have cancelled and delayed drilling programs. In addition, certain customers are requesting contract concessions or terminating drilling contracts. We expect that jackup day rates and utilization will remain under pressure until we see a meaningful recovery in commodity prices.

In April, we received a notice of early termination for convenience from our ENSCO 83 customer effective May 2016.
During the second quarter, we sold ENSCO 91 and ENSCO 58 for scrap value resulting in insignificant pre-tax gains included in contract drilling expense and loss from discontinued operations, net, respectively, on our condensed consolidated statements of operations.
Currently, there are approximately 110 competitive newbuild jackup rigs reported to be under construction, of which approximately 90 are scheduled to be delivered by the end of 2017, most of which are without a contract. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Over the past two years, drilling contractors have retired 20 competitive jackups. Currently, approximately 80 marketed jackups older than 30 years of age are idle. Furthermore, approximately 65 jackups that are 30 years of age or older have contracts that expire before the end of 2017, and these rigs may be unable to find additional work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors may instead elect to scrap or cold-stack these rigs. Although not significant to date, we expect jackup scrapping and cold-stacking to accelerate during 2016 and into 2017.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$909.6	$1,059.0	$1,723.6	$2,222.9
Operating expenses
Contract drilling (exclusive of depreciation)	350.2	502.6	713.9	1,020.9
Depreciation	112.4	140.5	225.7	277.6
General and administrative	27.4	29.7	50.8	59.8
Operating income	419.6	386.2	733.2	864.6
Other income (expense), net	209.9	(55.4)	145.3	(128.0)
Provision for income taxes	36.7	58.0	108.1	135.7
Income from continuing operations	592.8	272.8	770.4	600.9
Loss from discontinued operations, net	(.2)	(10.1)	(1.1)	(10.3)
Net income	592.6	262.7	769.3	590.6
Net income attributable to noncontrolling interests	(2.0)	(2.4)	(3.4)	(5.6)
Net income attributable to Ensco	$590.6	$260.3	$765.9	$585.0

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, revenues for the three-month period ended June 30, 2016 declined $354.4 million, or 33%, as compared to the prior year quarter primarily due to fewer days under contract across the fleet and, to a lesser extent, lower average day rates. This decline was partially offset by commencement of ENSCO DS-8 drilling operations, revenues from jackup rigs that were undergoing shipyard projects during the prior year period and ENSCO DS-9 revenues recognized prior to the aforementioned lump-sum settlement.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments, revenues for the six-month period ended June 30, 2016 declined $704.3 million, or 32%, as compared to the prior year period primarily due to fewer days under contract across the fleet, and to a lesser extent, lower average day rates. This decline was partia lly offset by commencement of ENSCO DS-8 drilling operations, additional ENSCO 5006 days under contract, revenues from jackup rigs that were undergoing shipyard projects during the prior year period and ENSCO DS-9 revenues recognized prior to the aforementioned lump-sum settlement.

Contract drilling expense declined $152.4 million, or 30%, and $307.0 million, or 30%, for the three-month and six-month periods ended June 30, 2016, respectively, primarily due to rig stackings and other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses and lower repair costs incurred on jackup rigs that were undergoing shipyard projects during the prior year period. These declines were partially offset by higher ENSCO DS-8 and ENSCO DS-9 contract drilling expense.

Depreciation expense declined $28.1 million, or 20%, and $51.9 million, or 19%, for the three-month and six-month periods ended June 30, 2016, respectively, primarily due to lower depreciation expense on rigs that were impaired during 2015, partially offset by the addition of ENSCO DS-8 and ENSCO 110 to the active fleet.

General and administrative expenses declined by $2.3 million, or 8%, and $9.0 million, or 15%, for the three-month and six-month periods ended June 30, 2016, respectively, primarily due to lower shore-based headcount levels.

Other income (expense), net, for the three-month and six-month periods ended June 30, 2016 included gains on debt extinguishment of $260.8 million.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire. We expect operating results to decline during 2016 and 2017 as long-term contracts expire, and our rigs either go uncontracted or we renew contracts at significantly lower rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of June 30, 2016 and 2015:

	2016	2015
Floaters(1)(2)	19	21
Jackups(3)	36	37
Under construction(2)	4	5
Held-for-sale(3)(4)	2	6
Total	61	69

(1)	During the second quarter of 2016, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004.

(2)	During the third quarter of 2015, we accepted delivery of ENSCO DS-8, an ultra-deepwater drillship.

(3)	During the third quarter of 2015, we classified ENSCO 91 as held-for-sale.

(4)	During the second quarter of 2016, we sold ENSCO DS-2, ENSCO 6000, ENSCO 91 and ENSCO 58. During the fourth quarter of 2015, we sold ENSCO 5001.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rig Utilization(1)
Floaters	57%	76%	60%	81%
Jackups	63%	77%	65%	82%
Total	61%	76%	63%	81%
Average Day Rates(2)
Floaters	$359,575	$417,463	$362,427	$421,603
Jackups	111,791	139,797	115,067	142,079
Total	$194,754	$237,263	$201,805	$240,762

(1)
Rig utilization is derived by dividing the number of days under contract by the number of days in the period. Days under contract equals the total number of days that rigs have earned and recognized day rate revenue, including days associated with early contract terminations, compensated downtime and mobilizations. When revenue is earned but is deferred and amortized over a future period, for example when a rig earns revenue while mobilizing to commence a new contract or while being upgraded in the shipyard, the related days are excluded from days under contract.

For newly-constructed or acquired rigs, the number of days in the period begins upon commencement of drilling operations for rigs with a contract or when the rig becomes available for drilling operations for rigs without a contract.

(2)
Average day rates are derived by dividing contract drilling revenues, adjusted to exclude certain types of non-recurring reimbursable revenues, lump-sum revenues and revenues attributable to amortization of drilling contract intangibles, by the aggregate number of contract days, adjusted to exclude contract days associated with certain mobilizations, demobilizations, shipyard contracts and standby contracts.

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

Three Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$636.4	$251.3	$21.9	$909.6	$—	$909.6
Operating expenses
Contract drilling (exclusive of depreciation)	208.6	122.3	19.3	350.2	—	350.2
Depreciation	77.8	30.1	—	107.9	4.5	112.4
General and administrative	—	—	—	—	27.4	27.4
Operating income	$350.0	$98.9	$2.6	$451.5	$(31.9)	$419.6

Three Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$634.3	$384.1	$40.6	$1,059.0	$—	$1,059.0
Operating expenses
Contract drilling (exclusive of depreciation)	277.7	192.7	32.2	502.6	—	502.6
Depreciation	94.4	43.6	—	138.0	2.5	140.5
General and administrative	—	—	—	—	29.7	29.7
Operating income	$262.2	$147.8	$8.4	$418.4	$(32.2)	$386.2

Six Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,149.0	$529.2	$45.4	$1,723.6	$—	$1,723.6
Operating expenses
Contract drilling (exclusive of depreciation)	419.9	256.8	37.2	713.9	—	713.9
Depreciation	158.1	58.7	—	216.8	8.9	225.7
General and administrative	—	—	—	—	50.8	50.8
Operating income	$571.0	$213.7	$8.2	$792.9	$(59.7)	$733.2

Six Months Ended June 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,329.3	$812.4	$81.2	$2,222.9	$—	$2,222.9
Operating expenses
Contract drilling (exclusive of depreciation)	571.2	384.2	65.5	1,020.9	—	1,020.9
Depreciation	187.4	85.1	—	272.5	5.1	277.6
General and administrative	—	—	—	—	59.8	59.8
Operating income	$570.7	$343.1	$15.7	$929.5	$(64.9)	$864.6

Floaters

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, floater revenues for the three-month period ended June 30, 2016 declined $202.9 million, or 32%, as compared to the prior year quarter primarily due to fewer days under contract across the floater fleet and, to a lesser extent, lower average day rates. This decline was partially offset by commencement of ENSCO DS-8 drilling operations and ENSCO DS-9 revenues recognized prior to the aforementioned lump-sum settlement.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments, floater revenues for the six-month period ended June 30, 2016 declined $385.3 million, or 29%, as compared to the prior year period primarily due to fewer days under contract across the floater fleet and, to a lesser extent, lower average day rates. This decline was partially offset by commencement of ENSCO DS-8 drilling operations, additional ENSCO 5006 days under contract and ENSCO DS-9 revenues recognized prior to the aforementioned lump-sum settlement.

Floater contract drilling expense for the three-month and six-month periods ended June 30, 2016 declined $69.1 million, or 25%, and $151.3 million, or 26%, respectively, as compared to the prior year periods primarily due to rig stackings and other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses. These declines were partially offset by higher ENSCO DS-8 and ENSCO DS-9 contract drilling expense.

Floater depreciation expense declined by $16.6 million, or 18%, and $29.3 million, or 16%, for the three-month and six-month periods ended June 30, 2016, respectively, as compared to the prior year periods primarily due to lower depreciation on floaters that were impaired during 2015, partially offset by the addition of ENSCO DS-8 to the active fleet.

Jackups

Jackup revenues for the three-month and six-month periods ended June 30, 2016 declined $132.8 million, or 35%, and $283.2 million, or 35%, respectively, as compared to the prior year periods primarily due to fewer days under contract across our jackup fleet and, to a lesser extent, lower average day rates. These declines were partially offset by revenue generated from jackups that were undergoing shipyard projects in the prior year periods and commencement of ENSCO 110 drilling operations.
Jackup contract drilling expense for the three-month and six-month periods ended June 30, 2016 declined $70.4 million, or 37%, and $127.4 million, or 33%, respectively, as compared to the prior year period due to rig stackings, as well as other cost control initiatives which reduced offshore personnel costs and daily rig operating expenses, and lower repair costs on jackups rigs that were undergoing shipyard projects during the prior year period. These declines were partially offset by deferred gain amortization on the sale of ENSCO 83, ENSCO 89 and ENSCO 98 during 2015 and higher ENSCO 110 contract drilling expense during 2016.

Jackup depreciation expense for the three-month and six-month periods ended June 30, 2016 declined $13.5 million, or 31%, and $26.4 million, or 31%, respectively, as compared to the prior year periods due primarily to lower depreciation expense on jackups that were impaired during 2015, partially offset by the addition of ENSCO 110 to the active fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$2.5	$3.4	$4.8	$5.8
Interest expense, net:
Interest expense	(66.7)	(78.0)	(143.9)	(150.0)
Capitalized interest	12.7	26.8	24.8	46.4
	(54.0)	(51.2)	(119.1)	(103.6)
Other, net	261.4	(7.6)	259.6	(30.2)
	$209.9	$(55.4)	$145.3	$(128.0)

Interest expense for three-month and six-month periods ended June 30, 2016 declined as compared to the prior year periods due to the repurchase of $940.2 million of debt during 2016, partially offset by the impact of higher interest rates on our debt refinanced during 2015. Interest expense capitalized during the three-month and six-month periods ended June 30, 2016 declined as compared to the prior year periods due to newbuild rigs placed into service during 2015.

Other, net, for the three-month and six-month periods ended June 30, 2016 included a pre-tax gain on debt extinguishment of $260.8 million related to debt repurchases during the second quarter. Other, net, for the three-month and six-month periods ended June 30, 2015 included a pre-tax loss on debt extinguishment of $6.9 million and $33.5 million, respectively, related to make-whole premiums on our 2015 debt redemption.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $100,000 and $1.8 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2016, respectively. Net foreign currency exchange losses of $700,000 and net foreign currency exchange gains of $1.5 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2015, respectively.

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
Our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2016 was 5.8% and 12.3%, respectively. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the three-month and six-month periods ended June 30, 2016 was 19.9% and 24.3%, respectively. Discrete tax items for the three-month period ended June 30, 2016 resulted primarily from the gain on debt extinguishment, income from the ENSCO DS-9 lump-sum consideration and restructuring transactions involving certain of our subsidiaries.
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

The increase in our consolidated effective tax rate, excluding discrete items, for the three-month and six-month periods ended June 30, 2016 as compared to the prior year period is primarily attributable to an increase in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates, partially offset by the impact of restructuring transactions involving certain of our subsidiaries.

Discontinued Operations

During the second quarter of 2016, we sold ENSCO DS-2, ENSCO 6000 and ENSCO 58 for scrap value resulting in a net pre-tax gain on sale of $1.2 million included in loss from discontinued operations, net, on our condensed consolidated statements of operations.

ENSCO 7500 and ENSCO 90 remain classified as held-for-sale on our June 30, 2016 condensed consolidated balance sheet and are included in discontinued operations.

For the three-month and six-month period ended June 30, 2015, loss from discontinued operations, net, included the operating results of ENSCO 93 and ENSCO 58, stacking costs of uncontracted rigs included in discontinued operations, a pre-tax impairment of $7.2 million on ENSCO 6000 and a pre-tax gain of $1.6 million on the sale of ENSCO 5002. A discrete tax benefit of $13.3 million was included in loss from discontinued operations, net, in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our operating cash flow has been invested in the expansion and enhancement of our drilling rig fleet through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. We expect that cash flow generated during 2016 will primarily be used to fund capital expenditures and repurchase debt.

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

In March 2016, we launched cash tender offers to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. The tenders expired on April 1, 2016. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt. In addition, during the second quarter, we repurchased $79.5 million of our 4.70% Senior Notes due 2021 for $62.5 million on the open market.

Our Board of Directors declared a $0.01 per share quarterly cash dividend during the first and second quarters. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the six-month period ended June 30, 2016, our primary sources of cash were $800.2 million generated from operating activities of continuing operations and $585.5 million in proceeds from our April 2016 equity offering. Our primary uses of cash for the same period were $684.8 million for the repurchase of long-term borrowings and $209.4 million for the construction, enhancement and other improvement of our drilling rigs.

During the six-month period ended June 30, 2015, our primary source of cash was $1.1 billion in proceeds from our March 2015 debt issuance and $891.0 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $1.1 billion for the repayment of long-term borrowings and $913.9 million for the construction, enhancement and other improvement of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2016 and 2015 were as follows (in millions):

	2016	2015
Cash flow from operating activities of continuing operations	$800.2	$891.0
Capital expenditures
New rig construction	$123.1	$681.9
Rig enhancements	14.3	114.7
Minor upgrades and improvements	72.0	117.3
	$209.4	$913.9

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, cash flow from operating activities of continuing operations declined $295.8 million, or 33%, for the six-month period ended June 30, 2016 as compared to the prior year period. The decline primarily resulted from a $660.1 million decline in net cash receipts from contract drilling services and a $16.5 million increase in cash payments for interest, offset by a $400.2 million decline in net cash payments for contract drilling services.

We currently have four uncontracted rigs under construction, including one ultra-deepwater drillship, two premium jackup rigs and one ultra-premium harsh environment jackup rig. During the third quarter of 2015, we agreed with the shipyard to delay the delivery of ENSCO DS-10 until the first quarter of 2017. The final milestone payment for ENSCO DS-10 is due upon rig delivery. During the first quarter of 2016, we agreed with the shipyard to delay the delivery of ENSCO 123 until the first quarter of 2018. ENSCO 140 and ENSCO 141 are scheduled for delivery during the third quarter of 2016.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2016 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2016	2017	2018	Total(2)
ENSCO DS-10	$240.8	$4.6	$308.9	$—	$554.3
ENSCO 123	53.5	4.0	8.0	215.3	280.8
ENSCO 140	156.8	39.9	—	—	196.7
ENSCO 141	156.8	38.8	—	—	195.6
	$607.9	$87.3	$316.9	$215.3	$1,227.4

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2016.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2016 to include approximately $250.0 million for newbuild construction, approximately $25.0 million for rig enhancement projects and approximately $125.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

Tender Offers and Open Market Repurchases

In March 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. The Tender Offers expired on April 1, 2016. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt. In addition, during the second quarter, we repurchased $79.5 million of our 4.70% Senior Notes due 2021 for $62.5 million on the open market. Our Tender Offers and open market repurchases during the quarter were as follows (in millions):

	Aggregate Principal Amount Purchased	Aggregate Purchase Price(1)	Discount %
8.50% Senior Notes due 2019	$45.7	$38.3	16.2%
6.875% Senior Notes due 2020	140.1	103.7	26.0%
4.70% Senior Notes due 2021	722.0	525.1	27.3%
4.50% Senior Notes due 2024	1.7	0.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$940.2	$684.8	27.2%

(1)	Excludes accrued interest paid to holders who tendered in connection with the Tender Offers.
During the second quarter, we recognized a pre-tax gain from debt extinguishment of approximately $260.8 million related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the Tender Offers and the open market repurchase, our next debt maturity is $454.3 million during 2019, followed by $759.9 million, $778.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

From time to time, we and our affiliates may repurchase additional outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes that are able to be redeemed, pursuant to their terms. Any future repurchases, exchanges or redemptions will depend on various factors existing at that time and there can be no assurance as to which, if any, of these alternatives we may choose to pursue. There can be no assurance that an active trading market will exist for our outstanding senior notes following any such transactions.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2016	December 31, 2015
Total debt	$4,905.6	$5,868.6
Total capital*	$12,785.5	$12,381.5
Total debt to total capital	38.4%	47.4%
  *Total capital consists of total debt and Ensco shareholders' equity.

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

In February 2016, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. Following the downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.

In July 2016, Standard & Poor's downgraded our credit rating one notch to BBB-, which maintains our investment grade rating with that rating agency. As previous rating actions resulted in the highest applicable margin rate and commitment fees under our Credit Facility, the July downgrade does not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our current credit ratings.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants.

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

As of June 30, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2016 and December 31, 2015.

Other Financing

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2016, no shares have been repurchased under the program. The program terminates in May 2018.

Other Commitments

As of June 30, 2016, we were contingently liable for an aggregate amount of $72.3 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2016, we were not required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$790.3	$121.3
Short-term investments	$1,010.0	$1,180.0
Working capital	$1,943.9	$1,509.6
Current ratio	4.2	2.9

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations and anticipated capital expenditures, from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2016, we had cash flow hedges outstanding to exchange an aggregate $230.3 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $145.2 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2016 would approximate $15.4 million. Approximately $11.8 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2015. During the quarter ended June 30, 2016, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments. We are currently evaluating the effect that Update 2016-09 will have on our condensed consolidated financial statements and related disclosures.

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

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In 2015, the Financial Accounting Standards Board voted to delay the effective date one year. Update 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, though companies have an option of adopting the standard for fiscal years beginning after December 15, 2016. During 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("Update 2016-08"), Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10") and Account Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"). The amendments in Update 2016-08, 2016-10 and 2016-12 do not change the core principle of Update 2014-09 but instead clarify the implementation guidance on principle versus agent considerations, identifying performance obligations and the licensing implementation guidance, and provide narrow-scope improvements, respectively. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are currently evaluating the effect that Update 2014-09 will have on our condensed consolidated financial statements and related disclosures.

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

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "—DSA Dispute" below for additional information.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved on our condensed consolidated balance sheet as of June 30, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 46 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed, and the cases dismissed. The settlement documents for approximately 13 individual plaintiffs continue to be processed.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $180,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2016.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended June 30, 2016:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	1,458	$10.30	—	$2,000,000,000
May 1 - May 31	2,607	$11.87	—	$2,000,000,000
June 1 - June 30	157,582	$9.55	—	$2,000,000,000
Total	161,647	$9.59	—

(1)
During the quarter ended June 30, 2016, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2016, no shares have been repurchased under the program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
10.1
Fourth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2016, File No. 1-08097).

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

Ensco plc

Date:	July 28, 2016	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Vice President - Finance (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1
Fourth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2016, File No. 1-08097).

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