Form 10-Q
period 2016-09-30
Ensco plc
filed 2016-10-27
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 21, 2016, there were 303,047,563 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

•
risks inherent to shipyard rig construction, repair, modification or upgrades, unexpected delays in equipment delivery, engineering, design or commissioning issues following delivery, or changes in the commencement, completion or service dates;

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2016, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 27, 2016

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
OPERATING REVENUES	$548.2	$1,012.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	298.1	433.5
Depreciation	109.4	145.2
Loss on impairment	—	2.4
General and administrative	25.3	28.4
	432.8	609.5
OPERATING INCOME	115.4	402.7
OTHER INCOME (EXPENSE)
Interest income	3.8	1.0
Interest expense, net	(53.4)	(55.3)
Other, net	18.7	1.9
	(30.9)	(52.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84.5	350.3
PROVISION FOR INCOME TAXES
Current income tax (benefit) expense	(5.7)	6.9
Deferred income tax expense	2.2	26.3
	(3.5)	33.2
INCOME FROM CONTINUING OPERATIONS	88.0	317.1
LOSS FROM DISCONTINUED OPERATIONS, NET	(.7)	(23.3)
NET INCOME	87.3	293.8
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(1.8)
NET INCOME ATTRIBUTABLE TO ENSCO	$85.3	$292.0
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.28	$1.34
Discontinued operations	—	(0.10)
	$0.28	$1.24

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$83.5	$287.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	298.6	232.4
Diluted	298.6	232.5

CASH DIVIDENDS PER SHARE	$0.01	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING REVENUES	$2,271.8	$3,235.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,012.0	1,454.4
Depreciation	335.1	422.8
Loss on impairment	—	2.4
General and administrative	76.1	88.2
	1,423.2	1,967.8
OPERATING INCOME	848.6	1,267.3
OTHER INCOME (EXPENSE)
Interest income	8.6	6.8
Interest expense, net	(172.5)	(158.9)
Other, net	278.3	(28.3)
	114.4	(180.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	963.0	1,086.9
PROVISION FOR INCOME TAXES
Current income tax expense	81.0	113.5
Deferred income tax expense	23.6	55.4
	104.6	168.9
INCOME FROM CONTINUING OPERATIONS	858.4	918.0
LOSS FROM DISCONTINUED OPERATIONS, NET	(1.8)	(33.6)
NET INCOME	856.6	884.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.4)	(7.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$851.2	$877.0
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$3.07	$3.87
Discontinued operations	—	(0.14)
	$3.07	$3.73

NET INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$836.1	$865.2

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	272.0	232.2
Diluted	272.0	232.2

CASH DIVIDENDS PER SHARE	$0.03	$0.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2016	2015

NET INCOME	$87.3	$293.8
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(14.8)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	2.2	5.8
Other	(.5)	2.9
NET OTHER COMPREHENSIVE INCOME (LOSS)	1.7	(6.1)

COMPREHENSIVE INCOME	89.0	287.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.0)	(1.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$87.0	$285.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

NET INCOME	$856.6	$884.4
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	(.6)	(23.5)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	10.1	15.9
Other	(.5)	4.2
NET OTHER COMPREHENSIVE INCOME (LOSS)	9.0	(3.4)

COMPREHENSIVE INCOME	865.6	881.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5.4)	(7.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$860.2	$873.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465.4	$121.3
Short-term investments	1,302.0	1,180.0
Accounts receivable, net	352.1	582.0
Other	346.2	401.8
Total current assets	2,465.7	2,285.1
PROPERTY AND EQUIPMENT, AT COST	12,923.9	12,719.4
Less accumulated depreciation	1,964.2	1,631.6
Property and equipment, net	10,959.7	11,087.8
OTHER ASSETS, NET	176.9	237.6
	$13,602.3	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$156.5	$224.6
Accrued liabilities and other	408.1	550.9
Current maturities of long-term debt	25.6	—
Total current liabilities	590.2	775.5
LONG-TERM DEBT	4,677.0	5,868.6
OTHER LIABILITIES	354.1	449.2
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 450.0 million shares authorized, 308.5 million and 242.9 million shares issued as of September 30, 2016 and December 31, 2015	30.9	24.3
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of September 30, 2016 and December 31, 2015	.1	.1
Additional paid-in capital	6,157.6	5,554.5
Retained earnings	1,828.2	985.3
Accumulated other comprehensive income	21.5	12.5
Treasury shares, at cost, 7.2 million and 7.6 million shares as of September 30, 2016 and December 31, 2015	(65.6)	(63.8)
Total Ensco shareholders' equity	7,972.7	6,512.9
NONCONTROLLING INTERESTS	8.3	4.3
Total equity	7,981.0	6,517.2
	$13,602.3	$13,610.5
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$856.6	$884.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation expense	335.1	422.8
(Gain) loss on debt extinguishment	(279.0)	33.5
Share-based compensation expense	28.7	33.9
Deferred income tax expense	23.6	55.4
Amortization of intangibles and other, net	(16.2)	2.7
Loss from discontinued operations, net	1.8	33.6
Other	(4.7)	(12.5)
Changes in operating assets and liabilities	48.9	(179.2)
Net cash provided by operating activities of continuing operations	994.8	1,274.6

INVESTING ACTIVITIES
Purchases of short-term investments	(1,704.0)	(850.0)
Maturities of short-term investments	1,582.0	757.3
Additions to property and equipment	(255.5)	(1,445.8)
Other	7.7	1.4
Net cash used in investing activities of continuing operations	(369.8)	(1,537.1)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(862.4)	(1,072.5)
Proceeds from equity issuance	585.5	—
Cash dividends paid	(8.5)	(105.9)
Proceeds from issuance of senior notes	—	1,078.7
Premium paid on redemption of debt	—	(30.3)
Debt financing costs	—	(10.5)
Other	(2.3)	(8.4)
Net cash used in financing activities	(287.7)	(148.9)

DISCONTINUED OPERATIONS
Operating activities	1.2	(12.7)
Investing activities	6.2	(0.3)
Net cash provided by (used in) discontinued operations	7.4	(13.0)
Effect of exchange rate changes on cash and cash equivalents	(.6)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344.1	(424.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121.3	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$465.4	$240.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2015 condensed consolidated balance sheet data were derived from our 2015 audited consolidated financial statements but do not include all disclosures required by GAAP. Certain previously reported amounts have been reclassified to conform to the current year presentation. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the three-month and nine-month periods ended September 30, 2016 and 2015 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 and our quarterly reports on Form 10-Q filed with the SEC on April 28, 2016 and July 28, 2016.

Operating Revenues and Expenses

During the nine-month period ended September 30, 2016, operating revenues included $185.0 million for the lump-sum consideration received in settlement and release of the ENSCO DS-9 customer's ongoing early termination obligations. The ENSCO DS-9 contract was terminated for convenience by the customer in July 2015, whereby our customer was obligated to pay us monthly termination fees for two years under the termination provisions of the contract. Operating revenues also included $20.0 million for the lump-sum consideration received in settlement of the ENSCO 8503 customer's remaining obligations under the contract. The lump-sum settlements for the ENSCO DS-9 termination obligations and ENSCO 8503 remaining contractual obligations were collected in June 2016.

During the three-month and nine-month periods ended September 30, 2015, operating revenues included $129.0 million related to lump-sum payments associated with the ENSCO DS-4 and ENSCO DS-9 contract terminations.

New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We are currently evaluating the effect that Update 2016-16 will have on our condensed consolidated financial statements and related disclosures.
In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("Update 2016-15"), which addresses the cash flow presentation of eight specific cash flow issues including, debt repayment and extinguishment costs, with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate that our adoption of Update 2016-15 will have a material impact on our condensed consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments. We will apply Update 2016-09 in our Annual Report on Form 10-K for the year ended December 31, 2016. We do not anticipate that our adoption of Update 2016-09 will have a material impact on our condensed consolidated financial statements and related disclosures.

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

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2016
Supplemental executive retirement plan assets	$28.3	$—	$—	$28.3
Total financial assets	$28.3	$—	$—	$28.3
Derivatives, net	$—	$(4.3)	$—	$(4.3)
Total financial liabilities	$—	$(4.3)	$—	$(4.3)

As of December 31, 2015
Supplemental executive retirement plan assets	$33.1	$—	$—	$33.1
Total financial assets	$33.1	$—	$—	$33.1
Derivatives, net	$—	$(19.7)	$—	$(19.7)
Total financial liabilities	$—	$(19.7)	$—	$(19.7)

Supplemental Executive Retirement Plan Assets

Our supplemental executive retirement plans (the "SERP") are non-qualified plans that provide eligible employees an opportunity to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, in our condensed consolidated balance sheets. The fair value measurement of assets held in the SERP was based on quoted market prices.

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

 Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$486.1	$473.0	$566.4	$510.2
6.875% Senior notes due 2020	739.4	674.8	990.9	850.5
4.70% Senior notes due 2021	673.9	613.0	1,476.7	1,254.0
4.50% Senior notes due 2024	618.5	449.7	619.7	417.4
5.20% Senior notes due 2025	662.6	505.3	692.5	505.2
7.20% Debentures due 2027	149.1	123.4	149.1	133.5
7.875% Senior notes due 2040	378.7	240.7	379.8	244.0
5.75% Senior notes due 2044	994.3	650.3	993.5	707.1
Total	$4,702.6	$3,730.2	$5,868.6	$4,621.9

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2015 to September 30, 2016 is due to debt repurchases as discussed in "Note 6 - Debt." The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2016 and December 31, 2015. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.

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

All derivatives were recorded in our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $4.3 million and $19.7 million associated with our foreign currency forward contracts were included in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value in our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$5.9	$.6	$9.8	$20.7
Foreign currency forward contracts - non-current(2)	.4	.2	.7	1.5
	6.3	.8	10.5	22.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.8	2.6	.9	.9
	.8	2.6	.9	.9
Total	$7.1	$3.4	$11.4	$23.1

(1)
Derivative assets and liabilities with maturity dates equal to or less than twelve months from the respective balance sheet date were included in other current assets and accrued liabilities and other, respectively, in our condensed consolidated balance sheets.

(2)
Derivative assets and liabilities with maturity dates greater than twelve months from the respective balance sheet date were included in other assets, net, and other liabilities, respectively, in our condensed consolidated balance sheets.

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2016, we had cash flow hedges outstanding to exchange an aggregate $204.0 million for various foreign currencies, including $95.9 million for British pounds, $40.5 million for Australian dollars, $30.3 million for euros, $23.4 million for Brazilian reais and $13.9 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive income were as follows (in millions):

Three Months Ended September 30, 2016 and 2015

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2016	2015	2016	2015
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	—	(14.8)	(2.1)	(5.7)	.2	(.3)
Total	$—	$(14.8)	$(2.2)	$(5.8)	$.2	$(.3)

Nine Months Ended September 30, 2016 and 2015

	Loss Recognized in Other Comprehensive Income (Effective Portion)		Loss Reclassified from AOCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2016	2015	2016	2015
Interest rate lock contracts(3)	$—	$—	$(.2)	$(.6)	$—	$—
Foreign currency forward contracts(5)	(.6)	(23.5)	(9.9)	(15.3)	2.1	(.1)
Total	$(.6)	$(23.5)	$(10.1)	$(15.9)	$2.1	$(.1)

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

(4)
During the three-month period ended September 30, 2016, $2.3 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2015, $5.9 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the nine-month period ended September 30, 2016, $10.5 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2015, $15.9 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $144.1 million for various foreign currencies, including $81.3 million for euros, $18.2 million for Swiss francs, $13.1 million for British pounds, $11.4 million for Indonesian rupiah, $10.7 million for Brazilian reais and $9.4 million for other currencies.

Net losses of $400,000 and $4.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2016 and 2015, respectively. Net gains of $500,000 and net losses of $13.2 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2016 and 2015, respectively. These gains and losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of September 30, 2016, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $2.4 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity in our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

Income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$88.0	$317.1	$858.4	$918
Income from continuing operations attributable to noncontrolling interests	(2.0)	(1.7)	(5.4)	(7.3)
Income from continuing operations attributable to Ensco	$86.0	$315.4	$853.0	$910.7

Loss from discontinued operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss from discontinued operations	$(.7)	$(23.3)	$(1.8)	$(33.6)
Loss from discontinued operations attributable to noncontrolling interests	—	(.1)	—	(.1)
Loss from discontinued operations attributable to Ensco	$(.7)	$(23.4)	$(1.8)	$(33.7)

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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations attributable to Ensco	$86.0	$315.4	$853.0	$910.7
Income from continuing operations allocated to non-vested share awards	(1.8)	(4.8)	(15.1)	(12.2)
Income from continuing operations attributable to Ensco shares	$84.2	$310.6	$837.9	$898.5

The following table is a reconciliation of the weighted-average shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average shares - basic	298.6	232.4	272.0	232.2
Potentially dilutive shares	—	.1	—	—
Weighted-average shares - diluted	298.6	232.5	272.0	232.2

Antidilutive share awards totaling 1,200,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2016. Antidilutive share awards totaling 900,000 were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2015.

Note 6 -Debt

Tender Offers and Open Market Repurchases

In March 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt.

During the three-month and nine-month period ended September 30, 2016, we repurchased on the open market $188.7 million and $268.2 million of outstanding debt for an aggregate purchase price of $177.3 million and $239.8 million, respectively.

Our Tender Offers and open market repurchases during the nine-month period ended September 30, 2016 were as follows (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)	Discount %
8.50% Senior Notes due 2019	$60.3	$53.9	10.6%
6.875% Senior Notes due 2020	219.2	181.5	17.2%
4.70% Senior Notes due 2021	817.0	609.0	25.5%
4.50% Senior Notes due 2024	1.7	.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$1,128.9	$862.1	23.6%

(1)	The aggregate repurchase price excludes accrued interest.
During the three-month and nine-month periods ended September 30, 2016, we recognized pre-tax gains from debt extinguishment of $18.2 million and $279.0 million, respectively, included in other, net, in our consolidated statements of operations related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the debt maturities impacted by the Tender Offers and open market repurchases, our next debt maturity is $439.9 million during 2019, followed by $680.8 million, $683.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). In October, we extended the maturity of $1.13 billion of the $2.25 billion commitment for one year to September 30, 2020. All other terms of the Credit Facility are unchanged. Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the commitment, which is also based on our credit rating.

In February, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. Following the downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Our quarterly commitment fee is 0.225% per annum on the undrawn portion of the commitment.

In July, Standard & Poor's downgraded our credit rating one notch to BBB-, which maintains our investment grade rating with the rating agency. As previous rating actions resulted in the highest applicable margin rate and commitment fees under our Credit Facility, the July downgrade did not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our current credit ratings.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility by an amount not exceeding $500 million and to extend the maturity of the commitments under the Credit Facility by one additional year.

As of September 30, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2016 and December 31, 2015.

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

Note 7 -Shareholders' Equity

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million. The offering resulted in an increase in Class A ordinary shares and Additional Paid-in Capital in our condensed consolidated balance sheet of $6.6 million and $578.9 million, respectively.

On October 1, 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% Senior Notes due 2044. The $24.5 million principal, net of unamortized debt issuance costs and discounts, is classified as current maturities of long term debt on our condensed consolidated balance sheet as of September 30, 2016. A gain of approximately $9.0 million from the exchange will be recognized during the fourth quarter. Upon settlement of this transaction, the outstanding principal amount of our 5.75% Senior Notes due 2044 declined from $1.025 billion to $1.0 billion.

Note 8 -Discontinued Operations

The following table summarizes loss from discontinued operations, net, for the three-month and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$—	$1.7	$—	$19.4
Operating expenses	.3	5.6	2.7	38.8
Operating loss	(.3)	(3.9)	(2.7)	(19.4)
Income tax (expense) benefit	(.5)	(2.1)	(.2)	7.1
Loss on impairment, net	—	(17.3)	—	(24.5)
Gain on disposal of discontinued operations, net	.1	—	1.1	3.2
Loss from discontinued operations, net	$(.7)	$(23.3)	$(1.8)	$(33.6)

During the nine-month period ended September 30, 2016, we sold ENSCO DS-2, ENSCO 6000 and ENSCO 58 for scrap value resulting in a net pre-tax gain on sale of $1.2 million included in loss from discontinued operations, net, in our condensed consolidated statements of operations.

ENSCO 7500 and ENSCO 90 remain classified as held-for-sale in our September 30, 2016 condensed consolidated balance sheet and are included in discontinued operations.

For the three-month and nine-month period ended September 30, 2015, loss from discontinued operations, net, included pre-tax impairment losses of $25.6 million and $32.8 million, respectively, as a result of declines in the estimated fair values of several held-for-sale rigs, the operating results of ENSCO 93 and ENSCO 58, and stacking costs for uncontracted rigs included in discontinued operations. A discrete tax benefit of $11.9 million was included in loss from discontinued operations, net, in the nine-month period ended September 30, 2015.

Debt and interest expense are not allocated to our discontinued operations.

Note 9 -Income Taxes

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2016, excluding the impact of discrete tax items, was 6.0% and 21.9%, respectively. Discrete tax items for the three-month and nine-month period ended September 30, 2016 were primarily attributable to the gain on debt extinguishment, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Discrete tax items for the nine-month period ended September 30, 2016 also resulted from restructuring transactions involving certain of our subsidiaries.

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2015 excluding the impact of discrete tax items, was 12.6% and 16.4%, respectively. Discrete tax items for the three-month and nine-month periods were primarily attributable to the early termination of the ENSCO DS-4 drilling contract and the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

The changes in our consolidated effective tax rate, excluding discrete items, for the three-month and nine-month periods ended September 30, 2016 as compared to the prior year period is primarily attributable to changes in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and to the impact of 2016 restructuring transactions involving certain of our subsidiaries.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of September 30, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 43 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed, and the cases dismissed. The settlement documents for approximately 10 individual plaintiffs continue to be processed.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2016 totaled $61.3 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of September 30, 2016, we were not required to make collateral deposits with respect to these agreements.

Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and nine-month periods ended 2016 and 2015 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$319.3	$213.8	$15.1	$548.2	$—	$548.2
Operating expenses
Contract drilling (exclusive of depreciation)	153.7	133.2	11.2	298.1	—	298.1
Depreciation	72.9	32.1	—	105.0	4.4	109.4
General and administrative	—	—	—	—	25.3	25.3
Operating income	$92.7	$48.5	$3.9	$145.1	$(29.7)	$115.4
Property and equipment, net	$8,360.4	$2,537.9	$—	$10,898.3	$61.4	$10,959.7

Three Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$646.4	$325.8	$40.0	$1,012.2	$—	$1,012.2
Operating expenses
Contract drilling (exclusive of depreciation)	242.4	160.0	31.1	433.5	—	433.5
Depreciation	95.7	44.8	—	140.5	4.7	145.2
Loss on impairment	—	2.4	—	2.4	—	2.4
General and administrative	—	—	—	—	28.4	28.4
Operating income	$308.3	$118.6	$8.9	$435.8	$(33.1)	$402.7
Property and equipment, net	$10,260.5	$3,194.6	$—	$13,455.1	$73.8	$13,528.9

Nine Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,468.3	$743.0	$60.5	$2,271.8	$—	$2,271.8
Operating expenses
Contract drilling (exclusive of depreciation)	573.6	390.0	48.4	1,012.0	—	1,012.0
Depreciation	231.0	90.8	—	321.8	13.3	335.1
General and administrative	—	—	—	—	76.1	76.1
Operating income	$663.7	$262.2	$12.1	$938.0	$(89.4)	$848.6
Property and equipment, net	$8,360.4	$2,537.9	$—	$10,898.3	$61.4	$10,959.7

Nine Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,975.7	$1,138.2	$121.2	$3,235.1	$—	$3,235.1
Operating expenses
Contract drilling (exclusive of depreciation)	813.6	544.2	96.6	1,454.4	—	1,454.4
Depreciation	283.1	129.9	—	413.0	9.8	422.8
Loss on impairment	—	2.4	—	2.4	—	2.4
General and administrative	—		—	—	88.2	88.2
Operating income	$879.0	$461.7	$24.6	$1,365.3	$(98.0)	$1,267.3
Property and equipment, net	$10,260.5	$3,194.6	$—	$13,455.1	$73.8	$13,528.9

Information about Geographic Areas

As of September 30, 2016, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	7	15
Europe & Mediterranean	5	11	16
Middle East & Africa	2	10	12
Asia & Pacific Rim	4	7	11
Asia & Pacific Rim (under construction)	1	2	3
Held-for-sale	1	3	4
Total	21	40	61

(1)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Trade	$355.7	$595.0
Other	21.5	16.3
	377.2	611.3
Allowance for doubtful accounts	(25.1)	(29.3)
	$352.1	$582.0

Other current assets consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Inventory	$231.3	$235.3
Prepaid taxes	51.2	73.5
Deferred costs	34.9	52.1
Prepaid expenses	11.7	20.5
Assets held-for-sale	2.4	5.5
Other	14.7	14.9
	$346.2	$401.8

Other assets, net, consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Deferred tax assets	$67.5	$94.8
Deferred costs	38.9	55.8
Prepaid taxes on intercompany transfers of property	33.4	37.1
Supplemental executive retirement plan assets	28.3	33.1
Other	8.8	16.8
	$176.9	$237.6

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Deferred revenue	$135.1	$197.2
Personnel costs	116.1	161.6
Accrued interest	70.2	88.4
Taxes	65.0	70.8
Derivative liabilities	10.7	21.6
Other	11.0	11.3
	$408.1	$550.9

Other liabilities consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Unrecognized tax benefits (inclusive of interest and penalties)	$154.0	$149.7
Deferred revenue	139.2	218.6
Supplemental executive retirement plan liabilities	29.4	34.4
Personnel costs	11.3	17.7
Deferred tax liabilities	9.3	4.4
Other	10.9	24.4
	$354.1	$449.2

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Derivative instruments	$16.1	$6.6
Currency translation adjustment	7.6	7.8
Other	(2.2)	(1.9)
	$21.5	$12.5

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

Consolidated revenues by customer for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total(1)	23%	7%	16%	8%
BP (2)(3)	13%	27%	12%	18%
Petrobras(1)	9%	16%	11%	14%
ConocoPhillips(4)	2%	6%	12%	4%
Other	53%	44%	49%	56%
	100%	100%	100%	100%

(1)	During the three-month and nine-month periods ended September 30, 2016 and 2015, all revenues were attributable to our Floater segment.

(2)
During the three-month periods ended September 30, 2016 and 2015, 73% and 86% of the revenues provided by BP, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2016 and 2015, 75% and 84% of the revenues provided by BP, respectively, were attributable to our Floaters segment.

(3)
During the three-month and nine-month periods ended September 30, 2015, excluding the impact of ENSCO DS-4 lump-sum termination payments of $110.6 million, revenues from BP represented 18% and 15%, respectively.

(4)
During the nine-month period ended September 30, 2016, excluding the impact of the ENSCO DS-9 lump-sum termination payment of $185.0 million, revenues from ConocoPhillips represented 3% of our consolidated revenues. During the three-month and nine-month period ended September 30, 2015, excluding the impact of a lump-sum payment of $18.4 million associated with the ENSCO DS-9 contract termination, revenues from ConocoPhillips represented 5% and 3%, respectively.

Consolidated revenues by region for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Angola(1)	$142.7	$136.6	$411.3	$488.3
United Kingdom(2)	60.5	91.5	204.0	316.4
Brazil(3)	48.6	112.9	251.3	351.3
U.S. Gulf of Mexico(4)	33.6	363.0	498.3	972.8
Other	262.8	308.2	906.9	1,106.3
	$548.2	$1,012.2	$2,271.8	$3,235.1

(1)
During the three-month periods ended September 30, 2016 and 2015, 87% of the revenues earned in Angola were attributable to our Floaters segment. During the nine-month period ended September 30, 2016 and 2015, 87% and 90% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(2)	During the three-month and nine-month periods ended September 30, 2016 and 2015, all revenues were attributable to our Jackups segment.

(3)	During the three-month and nine-month periods ended September 30, 2016 and 2015, all revenues were attributable to our Floaters segment.

(4)
During the three-month periods ended September 30, 2016 and 2015, 41% and 90% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2016 and 2015, 86% of the revenues earned in the U.S. Gulf of Mexico were attributable to our Floaters segment. Revenue recognized during the nine-month period ended September 30, 2016 and three-month and nine-month periods ended September 30, 2015 included lump-sum payments totaling $205.0 million and $129.0 million, respectively, as discussed in "Note 1 - Unaudited Condensed Consolidated Financial Statements." ENSCO DS-9 termination revenues were attributed to the U.S. Gulf of Mexico as the related drilling contract was intended for operations in that region.

Note 13 -Guarantee of Registered Securities

Ensco plc provides for the full and unconditional guarantee of Pride International, Inc.'s, a wholly-owned subsidiary of Ensco plc, 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.4 billion as of September 30, 2016. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the note holders.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2016.

All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2016 and 2015; the unaudited condensed consolidating statements of comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015; the condensed consolidating balance sheets as of September 30, 2016 (unaudited) and December 31, 2015; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$6.7	$36.1	$—	$581.0	$(75.6)	$548.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.7	36.5	—	330.5	(75.6)	298.1
Depreciation	—	4.2	—	105.2	—	109.4
General and administrative	9.1	.1	—	16.1	—	25.3
OPERATING (LOSS) INCOME	(9.1)	(4.7)	—	129.2	—	115.4
OTHER INCOME (EXPENSE), NET	6.9	(32.5)	(18.9)	7.8	5.8	(30.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.2)	(37.2)	(18.9)	137.0	5.8	84.5
INCOME TAX PROVISION	—	(3.5)	(.6)	.6	—	(3.5)
DISCONTINUED OPERATIONS, NET	—	—	—	(.7)	—	(.7)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	87.5	60.2	23.2	—	(170.9)	—
NET INCOME	85.3	26.5	4.9	135.7	(165.1)	87.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$85.3	$26.5	$4.9	$133.7	$(165.1)	$85.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$9.8	$34.8	$—	$1,039.4	$(71.8)	$1,012.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.3	34.8	—	463.2	(71.8)	433.5
Depreciation	—	4.3	—	140.9	—	145.2
Loss on impairment	—	—	—	2.4	—	2.4
General and administrative	11.8	.1	—	16.5	—	28.4
OPERATING (LOSS) INCOME	(9.3)	(4.4)	—	416.4	—	402.7
OTHER (EXPENSE) INCOME, NET	(37.1)	(7.2)	(15.7)	7.6	—	(52.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46.4)	(11.6)	(15.7)	424.0	—	350.3
INCOME TAX PROVISION	—	.9	—	32.3	—	33.2
DISCONTINUED OPERATIONS, NET	—	—	—	(23.3)	—	(23.3)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	338.4	111.2	14.6	—	(464.2)	—
NET INCOME (LOSS)	292.0	98.7	(1.1)	368.4	(464.2)	293.8
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.0	$98.7	$(1.1)	$366.6	$(464.2)	$292.0

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$21.5	$108.2	$—	$2,361.7	$(219.6)	$2,271.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	20.6	108.6	—	1,102.4	(219.6)	1,012.0
Depreciation	—	12.9	—	322.2	—	335.1
General and administrative	25.8	.2	—	50.1	—	76.1
OPERATING (LOSS) INCOME	(24.9)	(13.5)	—	887.0	—	848.6
OTHER INCOME (EXPENSE), NET	145.9	(39.2)	(56.8)	(1.2)	65.7	114.4
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	121.0	(52.7)	(56.8)	885.8	65.7	963.0
INCOME TAX PROVISION	—	11.9	(.6)	93.3	—	104.6
DISCONTINUED OPERATIONS, NET	—	—	—	(1.8)	—	(1.8)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	730.2	113.7	87.0	—	(930.9)	—
NET INCOME	851.2	49.1	30.8	790.7	(865.2)	856.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.4)	—	(5.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$851.2	$49.1	$30.8	$785.3	$(865.2)	$851.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2015 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$27.2	$104.1	$—	$3,317.6	$(213.8)	$3,235.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	20.4	104.1	—	1,543.7	(213.8)	1,454.4
Depreciation	.1	9.2	—	413.5	—	422.8
Loss on impairment	—	—	—	2.4	—	2.4
General and administrative	38.8	.2	—	49.2	—	88.2
OPERATING (LOSS) INCOME	(32.1)	(9.4)	—	1,308.8	—	1,267.3
OTHER (EXPENSE) INCOME, NET	(133.3)	(21.6)	(46.8)	21.3	—	(180.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(165.4)	(31.0)	(46.8)	1,330.1	—	1,086.9
INCOME TAX PROVISION	—	28.8	—	140.1	—	168.9
DISCONTINUED OPERATIONS, NET	—	—	—	(33.6)	—	(33.6)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	1,042.4	203.9	149.9	—	(1,396.2)	—
NET INCOME	877.0	144.1	103.1	1,156.4	(1,396.2)	884.4
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.4)	—	(7.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$877.0	$144.1	$103.1	$1,149.0	$(1,396.2)	$877.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$85.3	$26.5	$4.9	$135.7	$(165.1)	$87.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	—	—	—	—	—
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	2.2	—	—	—	2.2
Other	—	—	—	(.5)	—	(.5)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	2.2	—	(.5)	—	1.7

COMPREHENSIVE INCOME	85.3	28.7	4.9	135.2	(165.1)	89.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$85.3	$28.7	$4.9	$133.2	$(165.1)	$87.0

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$292.0	$98.7	$(1.1)	$368.4	$(464.2)	$293.8
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(14.8)	—	—	—	(14.8)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.8	—	—	—	5.8
Other	—	—	—	2.9	—	2.9
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(9.0)	—	2.9	—	(6.1)

COMPREHENSIVE INCOME (LOSS)	292.0	89.7	(1.1)	371.3	(464.2)	287.7
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.8)	—	(1.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$292.0	$89.7	$(1.1)	$369.5	$(464.2)	$285.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$851.2	$49.1	$30.8	$790.7	$(865.2)	$856.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(.6)	—	—	—	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	10.1	—	—	—	10.1
Other	—	—	—	(.5)	—	(.5)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	9.5	—	(.5)	—	9.0
COMPREHENSIVE INCOME	851.2	58.6	30.8	790.2	(865.2)	865.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.4)	—	(5.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$851.2	$58.6	$30.8	$784.8	$(865.2)	$860.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$877.0	$144.1	$103.1	$1,156.4	$(1,396.2)	$884.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in derivative fair value	—	(23.5)	—	—	—	(23.5)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	15.9	—	—	—	15.9
Other	—	—	—	4.2	—	4.2
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(7.6)	—	4.2	—	(3.4)
COMPREHENSIVE INCOME	877.0	136.5	103.1	1,160.6	(1,396.2)	881.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(7.4)	—	(7.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$877.0	$136.5	$103.1	$1,153.2	$(1,396.2)	$873.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175.2	$—	$20.8	$269.4	$—	$465.4
Short-term investments	880.0	—	—	422.0	—	1,302.0
Accounts receivable, net	3.8	—	—	348.3	—	352.1
Accounts receivable from affiliates	706.5	661.5	.1	546.0	(1,914.1)	—
Other	.1	24.6	—	321.5	—	346.2
Total current assets	1,765.6	686.1	20.9	1,907.2	(1,914.1)	2,465.7
PROPERTY AND EQUIPMENT, AT COST	1.8	120.2	—	12,801.9	—	12,923.9
Less accumulated depreciation	1.8	59.6	—	1,902.8	—	1,964.2
Property and equipment, net	—	60.6	—	10,899.1	—	10,959.7
DUE FROM AFFILIATES	1,520.7	5,207.2	2,008.5	6,887.9	(15,624.3)	—
INVESTMENTS IN AFFILIATES	8,511.7	975.9	—	—	(9,487.6)	—
OTHER ASSETS, NET	—	69.8	—	107.1	—	176.9
	$11,798.0	$6,999.6	$2,029.4	$19,801.3	$(27,026.0)	$13,602.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50.8	$42.4	$20.0	$451.4	$—	$564.6
Accounts payable to affiliates	45.6	643.4	3.4	1,221.7	(1,914.1)	$—
Current maturities of long-term debt	23.8	—	1.8	—	—	25.6
Total current liabilities	120.2	685.8	25.2	1,673.1	(1,914.1)	590.2
DUE TO AFFILIATES	771.3	5,519.0	2,156.6	7,177.4	(15,624.3)	—
LONG-TERM DEBT	2,925.5	149.2	1,602.3	—	—	4,677.0
INVESTMENTS IN AFFILIATES	—	—	1,234.1		(1,234.1)	—
OTHER LIABILITIES	—	3.7	—	350.4	—	354.1
ENSCO SHAREHOLDERS' EQUITY	7,981.0	641.9	(2,988.8)	10,592.1	(8,253.5)	7,972.7
NONCONTROLLING INTERESTS	—	—	—	8.3	—	8.3
Total equity	7,981.0	641.9	(2,988.8)	10,600.4	(8,253.5)	7,981.0
	$11,798.0	$6,999.6	$2,029.4	$19,801.3	$(27,026.0)	$13,602.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2015 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94.0	$—	$2.0	$25.3	$—	$121.3
Short-term investments	1,180.0	—	—	—	—	$1,180.0
Accounts receivable, net	1.2	—	—	580.8	—	582.0
Accounts receivable from affiliates	808.7	237.3	—	148.1	(1,194.1)	—
Other	.2	229.3	—	172.3	—	401.8
Total current assets	2,084.1	466.6	2.0	926.5	(1,194.1)	2,285.1
PROPERTY AND EQUIPMENT, AT COST	1.8	117.5	—	12,600.1	—	12,719.4
Less accumulated depreciation	1.8	47.7	—	1,582.1	—	1,631.6
Property and equipment, net	—	69.8	—	11,018.0	—	11,087.8
DUE FROM AFFILIATES	1,303.7	5,270.0	2,035.5	6,869.9	(15,479.1)	—
INVESTMENTS IN AFFILIATES	7,743.8	—	—	—	(7,743.8)	—
OTHER ASSETS, NET	—	43.1	—	324.9	(130.4)	237.6
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60.7	$69.6	$34.8	$610.4	$—	$775.5
Accounts payable to affiliates	19.4	176.3	—	998.4	(1,194.1)	—
Total current liabilities	80.1	245.9	34.8	1,608.8	(1,194.1)	775.5
DUE TO AFFILIATES	751.9	4,354.3	1,763.7	8,609.2	(15,479.1)	—
LONG-TERM DEBT	3,782.4	149.0	1,937.2	—	—	5,868.6
INVESTMENTS IN AFFILIATES	—	442.0	1,319.3	—	(1,761.3)	—
OTHER LIABILITIES	—	135.7	—	443.9	(130.4)	449.2
ENSCO SHAREHOLDERS' EQUITY	6,517.2	522.6	(3,017.5)	8,473.1	(5,982.5)	6,512.9
NONCONTROLLING INTERESTS	—	—	—	4.3	—	4.3
Total equity	6,517.2	522.6	(3,017.5)	8,477.4	(5,982.5)	6,517.2
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2016 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$150.4	$(23.6)	$(95.3)	$963.3	$—	$994.8
INVESTING ACTIVITIES
Maturities of short-term investments	1,582.0	—	—	—	—	1,582.0
Purchases of short-term investments	(1,282.0)	—	—	(422.0)	—	(1,704.0)
Additions to property and equipment	—	—	—	(255.5)	—	(255.5)
Purchase of affiliate debt	(237.9)	—	—	—	237.9	—
Other	—	—	—	7.7	—	7.7
Net cash provided by (used in) investing activities of continuing operations	62.1	—	—	(669.8)	237.9	(369.8)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(862.4)	—	—	237.9	(237.9)	(862.4)
Proceeds from equity issuance	585.5	—	—	—	—	585.5
Cash dividends paid	(8.5)	—	—	—	—	(8.5)
Advances from (to) affiliates	156.1	23.6	114.1	(293.8)	—	—
Other	(2.0)	—	—	(.3)	—	(2.3)
Net cash (used in) provided by financing activities	(131.3)	23.6	114.1	(56.2)	(237.9)	(287.7)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	1.2	—	1.2
Investing activities	—	—	—	6.2	—	6.2
Net cash used in discontinued operations	—	—	—	7.4	—	7.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.6)	—	(.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	81.2	—	18.8	244.1	—	344.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$175.2	$—	$20.8	$269.4	$—	$465.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2015 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International, Inc.	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(34.2)	$(7.1)	$(86.1)	$1,402.0	$—	$1,274.6
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,445.8)	—	(1,445.8)
Maturities of short-term investments	712.0	—	—	45.3		757.3
Purchases of short-term investments	(850.0)	—	—	—	—	(850.0)
Other	—	—	—	1.4	—	1.4
Net cash used in investing activities of continuing operations	(138.0)	—	—	(1,399.1)	—	(1,537.1)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,078.7	—	—	—	—	1,078.7
Reduction of long-term borrowings	(1,072.5)	—	—	—	—	(1,072.5)
Cash dividends paid	(105.9)	—	—	—	—	(105.9)
Premium paid on redemption of debt	(30.3)	—	—	—	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances (to) from affiliates	175.0	7.2	9.9	(192.1)	—	—
Other	(5.2)	—	—	(3.2)	—	(8.4)
Net cash provided by (used in) financing activities	29.3	7.2	9.9	(195.3)	—	(148.9)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(12.7)	—	(12.7)
Investing activities	—	—	—	(.3)	—	(.3)
Net cash used in discontinued operations	—	—	—	(13.0)	—	(13.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(142.9)	.1	(76.2)	(205.4)	—	(424.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144.5	$.1	$14.6	$81.2	$—	$240.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 58 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet consists of eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 40 jackup rigs. We operate the world's second largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry, and a leading premium jackup fleet.

Our Industry

The contracting environment remained very challenging for offshore drilling contractors during the third quarter with customers exploring subletting opportunities for contracted rigs as well as requesting contract concessions or terminating drilling contracts. Crude oil prices have ranged from $26 to $51 per barrel during 2016, reaching a 12-year low in February. The sustained decline in oil prices from 2014 highs has caused a significant decline in demand for offshore drilling services as many projects have become uneconomical, resulting in few market tenders in recent periods. Operators continue to significantly reduce their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment. Declines in capital spending levels, together with the oversupply of rigs, have resulted in significantly reduced day rates and utilization, and we expect this trend to continue. Although oil prices have stabilized between $40 and $50 per barrel, we do not expect a meaningful improvement in demand for offshore drilling services in the near-term. When market conditions improve, we expect jackup demand to improve first as shallow-water drilling is typically shorter term in nature, requires less capital investment and generally presents less risk to operators.

In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. The intense pressure on operating day rates has resulted in rates that approximate, or are slightly lower than, direct operating expenses. In addition, we are seeing increased pressure to accept other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced day rates during downtime; reduced standby, redrill and moving rates; caps on reimbursements for downhole tools; reduced periods to remediate equipment breakdowns; certain limitations on our ability to be indemnified; increases in the nature and amounts of liability allocated to us; and reduced early termination fees and/or termination notice periods.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.25 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. Notwithstanding our current liquidity position, significant further deterioration in demand for offshore drilling could have a material adverse effect on our ability to meet our financial obligations.

Equity Transactions

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

On October 1, 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% Senior Notes due 2044. A gain of approximately $9.0 million from the exchange will be recognized during the fourth quarter. Upon settlement of this transaction, the outstanding principal amount of our 5.75% Senior Notes due 2044 declined from $1.025 billion to $1.0 billion.

Cash and Debt

As of September 30, 2016, we had $4.7 billion in total debt outstanding, representing approximately 37% of our total capitalization. We also had $1.8 billion in cash and cash equivalents and short-term investments and a $2.25 billion undrawn senior unsecured revolving credit facility (the "Credit Facility") with a term that expires in September 2019. In October 2016, we extended the maturity of $1.13 billion of the $2.25 billion Credit Facility commitment for one year to September 30, 2020. All other terms of the Credit Facility are unchanged. The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

During the third quarter, we repurchased $188.7 million of our senior notes for $177.3 million on the open market. During the second quarter, we repurchased $940.2 million of our senior notes for $684.8 million through tender offers and open market repurchases.

During the three-month and nine-month periods ended September 30, 2016, we recognized pre-tax gains from debt extinguishments of $18.2 million and $279.0 million, respectively, included in other, net, in our condensed consolidated statements of operations related to the tender offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the debt maturities impacted by the tender offers and open market repurchases transacted through September 30, 2016, our next debt maturity is $439.9 million during 2019, followed by $680.8 million, $683.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

Backlog

As of September 30, 2016, our backlog was $3.8 billion as compared to $5.8 billion as of December 31, 2015. Our backlog declined primarily due to revenues realized during the first nine months of the year, various contract terminations and reduced day rates on our jackup rigs contracted with Saudi Aramco, partially offset by contract extensions at reduced rates and various short-term contract awards.

As current contracts expire, we will likely experience further declines in backlog for the remainder of the year and into 2017. Our declining backlog, coupled with lower demand, will result in a decline in revenues and operating cash flows for the remainder of 2016 and into 2017.

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

In the first part of the year, we executed contract extensions for ENSCO 5004 and ENSCO 5006 at lower rates. We agreed to reduce the ENSCO 6001 contracted rate and early terminate ENSCO 6003 and ENSCO 6004 in exchange for extension of the ENSCO 6002 contract term at a reduced rate. We also received a termination notice on ENSCO 8505 and agreed to lump-sum settlements of ongoing obligations for ENSCO DS-9 and ENSCO 8503. In addition, we sold five floaters for scrap value resulting in insignificant pre-tax gains and losses, two of which were included in discontinued operations, net, in our condensed consolidated statements of operations.

In August, we received a notice of early termination for convenience from our ENSCO DS-7 customer working in Angola. The contract ended in October 2016. The drilling contract obligates the customer to pay us termination fees through November 2017. The first 90 days following the end of the contract are payable at the full operating day rate, and the remaining days are payable at 75% of the operating rate. The customer's termination fee obligation will be defrayed should we re-contract the rig over the remainder of the original contract term.

Currently, there are approximately 60 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 25 are scheduled to be delivered by the end of 2017. Most newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired 64 floaters over the past two years due to a lack of contracting opportunities. Approximately 40 floaters older than 30 years of age are currently idle. Approximately 30 additional floaters greater than 30 years old have contracts that will expire by the end of 2017 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs. We expect floater scrapping and cold-stacking to continue for the remainder of 2016 and 2017.
Jackups

Jackup demand also declined due to lower commodity prices. As customers continue to rationalize spending, they have cancelled and delayed drilling programs. In addition, certain customers are requesting contract concessions or terminating drilling contracts. We expect that jackup day rates and utilization will remain under pressure until we see a meaningful recovery in commodity prices.
In the first half of the year, we agreed to reduced rates on our jackups contracted with Saudi Aramco and received termination notices on ENSCO 72, ENSCO 75, ENSCO 83 and ENSCO 110. In addition, we sold two jackups for scrap value, one of which was included in discontinued operations, net, in our condensed consolidated statements of operations, resulting in insignificant pre-tax gains.

During the third quarter, we reached agreement with our ENSCO 94 and ENSCO 88 customer to extend the terms of these contracts for five and three years, respectively. We subsequently reached an agreement with the customer to substitute ENSCO 84 for ENSCO 94 for the duration of the contract. We also executed several short-term contracts with various customers for ENSCO 67, ENSCO 72 and ENSCO 101 with terms ranging from six to 12 months.
In September, we executed agreements to sell ENSCO 53 and ENSCO 94 for scrap value and expect the sales to close during the fourth quarter.
Currently, there are approximately 100 competitive newbuild jackup rigs reported to be under construction, of which approximately 90 are scheduled to be delivered by the end of 2017. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Over the past two years, drilling contractors have retired 23 competitive jackups. Currently, approximately 90 marketed jackups older than 30 years of age are idle. Furthermore, approximately 55 jackups that are 30 years of age or older have contracts that expire by the end of 2017 without follow-on work. Expenditures required to recertify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. Although not significant to date, we expect jackup scrapping and cold-stacking to accelerate during 2017.

RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$548.2	$1,012.2	$2,271.8	$3,235.1
Operating expenses
Contract drilling (exclusive of depreciation)	298.1	433.5	1,012.0	1,454.4
Depreciation	109.4	145.2	335.1	422.8
Loss on impairment	—	2.4	—	2.4
General and administrative	25.3	28.4	76.1	88.2
Operating income	115.4	402.7	848.6	1,267.3
Other (expense) income, net	(30.9)	(52.4)	114.4	(180.4)
Provision for income taxes	(3.5)	33.2	104.6	168.9
Income from continuing operations	88.0	317.1	858.4	918.0
Loss from discontinued operations, net	(.7)	(23.3)	(1.8)	(33.6)
Net income	87.3	293.8	856.6	884.4
Net income attributable to noncontrolling interests	(2.0)	(1.8)	(5.4)	(7.4)
Net income attributable to Ensco	$85.3	$292.0	$851.2	$877.0

Excluding the impact of ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments of $129.0 million during the third quarter of 2015, revenues for the three-month period ended September 30, 2016 declined $335.0 million, or 38%, as compared to the prior year quarter primarily due to fewer days under contract across the fleet, lower average day rates, the contract terminations and ultimate sale of ENSCO 6003 and ENSCO 6004 and lower revenues from jackups that were undergoing shipyard projects during the current quarter. This decline was partially offset by the commencement of ENSCO DS-8 drilling operations.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, received during the second quarter of 2016 and the lump-sum payments related to ENSCO DS-4 and ENSCO DS-9 contract terminations during the prior year period, revenues for the nine-month period ended September 30, 2016 declined $1.0 billion, or 33%, as compared to the prior year period primarily due to fewer days under contract across the fleet, lower average day rates and the contract terminations and ultimate sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by commencement of ENSCO DS-8 drilling operations and revenues from various rigs that were undergoing shipyard projects during the prior year period.

Contract drilling expense declined $135.4 million, or 31%, and $442.4 million, or 30%, for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to the prior year periods primarily due to rig stackings and other cost control initiatives that reduced offshore personnel costs and daily rig operating expenses and the contract terminations and ultimate sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. These declines were partially offset by ENSCO DS-8 contract drilling expense.

Depreciation expense declined $35.8 million, or 25%, and $87.7 million, or 21%, for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to the prior year periods primarily due to lower depreciation expense on rigs that were impaired during 2015, partially offset by the addition of ENSCO DS-8 and ENSCO 110 to the active fleet.

General and administrative expenses declined $3.1 million, or 11%, and $12.1 million, or 14%, for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to the prior year periods primarily due to lower shore-based headcount levels.

Other income (expense), net, for the three-month and nine-month periods ended September 30, 2016 included pre-tax gains on debt extinguishment of $18.2 million and $279.0 million, respectively. Other income expense, net, for the nine-month period ended September 30, 2015 included a pre-tax loss on debt extinguishment of $33.5 million related to make-whole premiums on our 2015 debt redemption.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire. We expect operating results to decline during 2016 and into 2017 as long-term contracts expire, and our rigs either go uncontracted or we renew contracts at significantly lower rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of September 30, 2016 and 2015:

	2016	2015
Floaters(1)	19	22
Jackups(2)(3)	35	36
Under construction(2)	3	4
Held-for-sale(3)(4)	4	7
Total	61	69

(1)	During the second quarter of 2016, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004.

(2)	During the third quarter of 2016, we accepted delivery of ENSCO 140.

(3)	During the third quarter of 2016, we classified ENSCO 53 and ENSCO 94 as held-for-sale.

(4)	During the second quarter of 2016, we sold ENSCO DS-2, ENSCO 6000, ENSCO 91 and ENSCO 58. During the fourth quarter of 2015, we sold ENSCO 5001.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rig Utilization(1)
Floaters	48%	59%	57%	73%
Jackups	55%	64%	61%	76%
Total	53%	62%	60%	75%
Average Day Rates(2)
Floaters	$353,187	$421,903	$360,073	$421,686
Jackups	109,379	133,619	113,378	139,634
Total	$183,537	$232,008	$196,640	$238,265

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

Three Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$319.3	$213.8	$15.1	$548.2	$—	$548.2
Operating expenses
Contract drilling (exclusive of depreciation)	153.7	133.2	11.2	298.1	—	298.1
Depreciation	72.9	32.1	—	105.0	4.4	109.4
General and administrative	—	—	—	—	25.3	25.3
Operating income	$92.7	$48.5	$3.9	$145.1	$(29.7)	$115.4

Three Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$646.4	$325.8	$40.0	$1,012.2	$—	$1,012.2
Operating expenses
Contract drilling (exclusive of depreciation)	242.4	160.0	31.1	433.5	—	433.5
Depreciation	95.7	44.8	—	140.5	4.7	145.2
Loss on impairment	—	2.4	—	2.4	—	2.4
General and administrative	—	—	—	—	28.4	28.4
Operating income	$308.3	$118.6	$8.9	$435.8	$(33.1)	$402.7

Nine Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,468.3	$743.0	$60.5	$2,271.8	$—	$2,271.8
Operating expenses
Contract drilling (exclusive of depreciation)	573.6	390.0	48.4	1,012.0	—	1,012.0
Depreciation	231.0	90.8	—	321.8	13.3	335.1
General and administrative	—	—	—	—	76.1	76.1
Operating income	$663.7	$262.2	$12.1	$938.0	$(89.4)	$848.6

Nine Months Ended September 30, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,975.7	$1,138.2	$121.2	$3,235.1	$—	$3,235.1
Operating expenses
Contract drilling (exclusive of depreciation)	813.6	544.2	96.6	1,454.4	—	1,454.4
Depreciation	283.1	129.9	—	413.0	9.8	422.8
Loss on impairment	—	2.4	—	2.4		2.4
General and administrative	—		—	—	88.2	88.2
Operating income	$879.0	$461.7	$24.6	$1,365.3	$(98.0)	$1,267.3

Floaters

Excluding the impact of ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments of $129.0 million during the third quarter of 2015, floater revenues for the three-month period ended September 30, 2016 declined $198.1 million, or 38%, as compared to the prior year quarter primarily due to fewer days under contract across the floater fleet, the contract terminations and ultimate sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1 and lower average day rates. This decline was partially offset by the commencement of ENSCO DS-8 drilling operations.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, received during the second quarter of 2016 and the lump-sum payments related to ENSCO DS-4 and ENSCO DS-9 contract terminations during the prior year period, floater revenues for the nine-month period ended September 30, 2016 declined $583.4 million, or 32%, as compared to the prior year period primarily due to fewer days under contract across the floater fleet, lower average day rates and the contract terminations and ultimate sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by the commencement of ENSCO DS-8 drilling operations and additional ENSCO 5006 days under contract.

Floater contract drilling expense for the three-month and nine-month periods ended September 30, 2016 declined $88.7 million, or 37%, and $240.0 million, or 29%, respectively, as compared to the prior year periods primarily due to rig stackings and other cost control initiatives that reduced offshore personnel costs and daily rig operating expenses as well as the contract terminations and ultimate sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. These declines were partially offset by ENSCO DS-8 contract drilling expense.

Floater depreciation expense declined $22.8 million, or 24%, and $52.1 million, or 18%, for the three-month and nine-month periods ended September 30, 2016, respectively, as compared to the prior year periods primarily due to lower depreciation on floaters that were impaired during 2015, partially offset by the addition of ENSCO DS-8 to the active fleet.

Jackups

Jackup revenues for the three-month period ended September 30, 2016 declined $112.0 million, or 34%, as compared to the prior year quarter primarily due to fewer days under contract across the jackup fleet, lower average day rates and various jackup rigs undergoing shipyard projects during the current quarter.
Jackup revenues for the nine-month period ended September 30, 2016 declined $395.2 million, or 35%, as compared to the prior year period primarily due to fewer days under contract across the jackup fleet and lower average day rates. This decline was partially offset by various jackup rigs undergoing shipyard projects during the prior year period and the commencement of ENSCO 110 drilling operations.
Jackup contract drilling expense for the three-month and nine-month periods ended September 30, 2016 declined $26.8 million, or 17%, and $154.2 million, or 28%, respectively, as compared to the prior year periods due to rig stackings and other cost control initiatives that reduced offshore personnel costs and daily rig operating expenses and lower repair and maintenance costs on jackup rigs that were undergoing shipyard projects during the prior year period. These declines were partially offset by deferred gain amortization on the sale of ENSCO 83, ENSCO 89 and ENSCO 98 during 2015 and higher ENSCO 110 contract drilling expense during the current period.

Jackup depreciation expense for the three-month and nine-month periods ended September 30, 2016 declined $12.7 million, or 28%, and $39.1 million, or 30%, respectively, as compared to the prior year periods due primarily to lower depreciation expense on jackups that were impaired during 2015. The decline in depreciation expense for the nine-month period was partially offset by the addition of ENSCO 110 to the active fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$3.8	$1.0	$8.6	$6.8
Interest expense, net:
Interest expense	(65.1)	(76.8)	(209.0)	(226.8)
Capitalized interest	11.7	21.5	36.5	67.9
	(53.4)	(55.3)	(172.5)	(158.9)
Other, net	18.7	1.9	278.3	(28.3)
	$(30.9)	$(52.4)	$114.4	$(180.4)

Interest expense for the three-month and nine-month periods ended September 30, 2016 declined as compared to the prior year periods due to the repurchase of $1.1 billion of debt during 2016, partially offset by the impact of higher interest rates on our debt refinanced during 2015. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2016 declined as compared to the prior year periods due to newbuild rigs placed into service during 2015.

Other, net, for the three-month and nine-month periods ended September 30, 2016 included pre-tax gains on debt extinguishment of $18.2 million and $279.0 million, respectively, related to debt repurchases. Other, net, for the nine-month period ended September 30, 2015 included a pre-tax loss on debt extinguishment of $33.5 million related to make-whole premiums on our 2015 debt redemption.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $600,000 and $2.4 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2016, respectively. Net foreign currency exchange gains of $4.1 million and $5.6 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2015, respectively. During the three-month period ended September 30, 2015, other, net included net losses of $2.0 million from marketable securities held in our SERP.

Provision for Income Taxes

Ensco plc, our parent company, is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The income of our non-U.K. subsidiaries is generally not subject to U.K. taxation. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory deemed profits or other bases utilized under local tax laws, rather than to income.
Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in profitability levels and changes in tax laws, our annual effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates.

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2016, excluding the impact of discrete tax items, was 6.0% and 21.9%, respectively. Discrete tax items for the three-month and nine-month period ended September 30, 2016 were primarily attributable to the gain on debt extinguishment, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year tax matters. Discrete tax items for the nine-month period ended September 30, 2016 also resulted from restructuring transactions involving certain of our subsidiaries.
Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2015 excluding the impact of discrete tax items, was 12.6% and 16.4%, respectively. Discrete tax items for the three-month and nine-month periods were primarily attributable to the early termination of the ENSCO DS-4 drilling contract and the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.

The changes in our consolidated effective tax rate, excluding discrete items, for the three-month and nine-month periods ended September 30, 2016 as compared to the prior year period is primarily attributable to changes in the relative components of our estimated 2016 earnings, excluding discrete items, generated in tax jurisdictions with higher tax rates and the impact of 2016 restructuring transactions involving certain of our subsidiaries.

Discontinued Operations

During the nine-month period ended 2016, we sold ENSCO DS-2, ENSCO 6000 and ENSCO 58 for scrap value resulting in a net pre-tax gain on sale of $1.2 million included in loss from discontinued operations, net, in our condensed consolidated statements of operations.

ENSCO 7500 and ENSCO 90 remain classified as held-for-sale in our September 30, 2016 condensed consolidated balance sheet and are included in discontinued operations.

For the three-month and nine-month period ended September 30, 2015, loss from discontinued operations, net, included pre-tax impairment losses of $25.6 million and $32.8 million, respectively, as a result of declines in the estimated fair values of several held-for-sale rigs, the operating results of ENSCO 93 and ENSCO 58 and stacking costs of uncontracted rigs included in discontinued operations. A discrete tax benefit of $11.9 million was included in loss from discontinued operations, net, in the nine month period ended September 30, 2015.

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

On October 1, 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% Senior Notes due 2044. A gain of approximately $9.0 million from the exchange will be recognized during the fourth quarter. Upon settlement of this transaction, the outstanding principal amount of our 5.75% Senior Notes due 2044 declined from $1.025 billion to $1.0 billion.

During the third quarter, we repurchased $188.7 million of our senior notes for $177.3 million on the open market. During the second quarter, we repurchased $940.2 million of our senior notes for $684.8 million through tender offers and open market repurchases.

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

Our Board of Directors declared a $0.01 per share quarterly cash dividend during each of the first three quarters of 2016. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the nine-month period ended September 30, 2016, our primary sources of cash were $1.0 billion generated from operating activities of continuing operations and $585.5 million in proceeds from our April 2016 equity offering. Our primary uses of cash for the same period were $862.4 million for the repurchase of long-term borrowings and $255.5 million for the construction, enhancement and other improvement of our drilling rigs.

During the nine-month period ended September 30, 2015, our primary source of cash was $1.3 billion generated from operating activities of continuing operations. Our primary use of cash for the same period was $1.4 billion for the construction, enhancement and other improvement of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2016 and 2015 were as follows (in millions):

	2016	2015
Cash flow from operating activities of continuing operations	$994.8	$1,274.6
Capital expenditures
New rig construction	$155.7	$1,132.1
Rig enhancements	15.6	145.0
Minor upgrades and improvements	84.2	168.7
	$255.5	$1,445.8

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $185.0 million and $20.0 million, respectively, cash flow from operating activities of continuing operations for the nine-month period ending September 30, 2016 declined $484.8 million, or 38%, as compared to the prior year period. The decline primarily resulted from a $1.1 billion decline in net cash receipts from contract drilling services offset by a $559.7 million decline in net cash payments for contract drilling expenses and a $38.0 million decline in cash payments for income taxes.

We currently have three uncontracted rigs under construction, one ultra-deepwater drillship, one premium jackup rig and one ultra-premium harsh environment jackup rig. During the third quarter of 2015, we agreed with the shipyard to delay the delivery of ENSCO DS-10 until the first quarter of 2017. The final ENSCO DS-10 milestone payment is due upon rig delivery. During the first quarter of 2016, we agreed with the shipyard to delay the delivery of ENSCO 123 until the first quarter of 2018.

In August 2016, we accepted delivery of ENSCO 140. As part of our agreement with the shipyard, this rig will be warm stacked in the shipyard at no additional cost to us for up to two years. ENSCO 141 is scheduled for delivery during the fourth quarter.

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2016 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2016	2017	2018	Total(2)
ENSCO DS-10	$243.1	$2.3	$308.9	$—	$554.3
ENSCO 123	54.8	2.7	8.0	215.3	280.8
ENSCO 141	156.8	39.0	—	—	195.8
	$454.7	$44.0	$316.9	$215.3	$1,030.9

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2016.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2016 to include approximately $225.0 million for newbuild construction, approximately $20.0 million for rig enhancement projects and approximately $105.0 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Equity Transactions

We filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission on January 15, 2015, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in January 2018.

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of approximately $585.5 million.

On October 1, 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% Senior Notes due 2044. A gain of approximately $9.0 million from the exchange will be recognized during the fourth quarter. Upon settlement of this transaction, the outstanding principal amount of our 5.75% Senior Notes due 2044 declined from $1.025 billion to $1.0 billion.

Tender Offers and Open Market Repurchases

In March 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. In April, we used cash on-hand to settle the tendered debt.

During the three-month and nine-month period ended September 30, 2016, we repurchased on the open market $188.7 million and $268.2 million of outstanding debt for an aggregate purchase price of $177.3 million and $239.8 million, respectively.

Our Tender Offers and open market repurchases during the nine-month period ended September 30, 2016 were as follows (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)	Discount %
8.50% Senior Notes due 2019	$60.3	$53.9	10.6%
6.875% Senior Notes due 2020	219.2	181.5	17.2%
4.70% Senior Notes due 2021	817.0	609	25.5%
4.50% Senior Notes due 2024	1.7	.9	47.1%
5.20% Senior Notes due 2025	30.7	16.8	45.3%
Total	$1,128.9	$862.1	23.6%

(1)	The aggregate repurchase price excludes accrued interest.
During the three-month and nine-month periods ending September 30, 2016, we recognized pre-tax gains from debt extinguishment of $18.2 million and $279.0 million, respectively, related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

After giving effect to the debt maturities impacted by the Tender Offers and open market repurchases, our next debt maturity is $439.9 million during 2019, followed by $680.8 million, $683.0 million, $623.2 million and $669.3 million during 2020, 2021, 2024 and 2025, respectively.

From time to time, we and our affiliates may repurchase additional outstanding senior notes in the open market, in privately-negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes that are able to be redeemed, pursuant to their terms. Any future repurchases, exchanges or redemptions will depend on various factors existing at that time and there can be no assurance as to which, if any, of these alternatives we may choose to pursue. There can be no assurance that an active trading market will exist for our outstanding senior notes following any such transactions. The extent of the trading market will depend upon a number of factors, including the size of the float, the number of holders remaining at such time and the interest in maintaining a market in the notes on the part of securities firms.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	September 30, 2016	December 31, 2015
Total debt	$4,702.6	$5,868.6
Total capital*	$12,675.3	$12,381.5
Total debt to total capital	37.1%	47.4%
  *Total capital consists of total debt and Ensco shareholders' equity.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). In October, we extended the maturity of $1.13 billion of the $2.25 billion commitment for one year to September 30, 2020. All other terms of the Credit Facility are unchanged. Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the commitment, which is also based on our credit rating.

In February 2016, Moody’s announced a downgrade of our credit rating to B1, which is below investment grade. Following the downgrade, the applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the commitment.

In July 2016, Standard & Poor's downgraded our credit rating one notch to BBB-, which maintains our investment grade rating with the rating agency. As previous rating actions resulted in the highest applicable margin rate and commitment fees under our Credit Facility, the July downgrade did not impact our applicable margin rate on borrowings or our quarterly commitment fee. We have limited or no access to the commercial paper market as a result of our current credit ratings.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility by an amount not exceeding $500 million and to extend the maturity of the commitments under the Credit Facility by one additional year.

As of September 30, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2016 and December 31, 2015.

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

Other Financing

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2016, no shares have been repurchased under the program. The program terminates in May 2018.

Other Commitments

As of September 30, 2016, we were contingently liable for an aggregate amount of $61.3 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2016, we were not required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$465.4	$121.3
Short-term investments	$1,302.0	$1,180.0
Working capital	$1,875.5	$1,509.6
Current ratio	4.2	2.9

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2016, we had cash flow hedges outstanding to exchange an aggregate $204.0 million for various foreign currencies.
We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $144.1 million for various foreign currencies.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2016 would approximate $17.3 million. Approximately $12.1 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2015. During the quarter ended September 30, 2016, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We are currently evaluating the effect that Update 2016-16 will have on our condensed consolidated financial statements and related disclosures.
In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("Update 2016-15"), which addresses the cash flow presentation of eight specific cash flow issues including, debt repayment and extinguishment costs, with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate that our adoption of Update 2016-15 will have a material impact on our condensed consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments. We will apply Update 2016-09 in our Annual Report on Form 10-K for the year ended December 31, 2016. We do not anticipate that our adoption of Update 2016-09 will have a material impact on our condensed consolidated financial statements and related disclosures.

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

During the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of September 30, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

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

Asbestos Litigation

We and certain subsidiaries have been named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 43 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. A special master reviewed all 58 cases and made an allocation of settlement funds among the parties.  The District Court Judge reviewed the allocations and accepted the special master’s recommendations and approved the settlements.  The settlement documents for most of the individual plaintiffs have been processed, and the cases dismissed. The settlement documents for approximately 10 individual plaintiffs continue to be processed.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $180,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of September 30, 2016.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended September 30, 2016:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	10,782	$9.83	—	$2,000,000,000
August 1 - August 31	5,222	$8.47	—	$2,000,000,000
September 1 - September 31	6,297	$7.41	—	$2,000,000,000
Total	22,301	$8.83	—

(1)
During the quarter ended September 30, 2016, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2016, no shares have been repurchased under the program. The program terminates in May 2018.

On October 1, 2016, we entered into a privately-negotiated exchange agreement whereby we issued an aggregate of 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding Class A ordinary shares, in exchange for $24.5 million principal amount of our 5.75% Senior Notes due 2044. The issuance of the shares in exchange for our senior notes was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

Item 6.   Exhibits

Exhibit Number	Exhibit
*10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated July 1, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent.

*10.2
Extension Agreement to Fourth Amended and Restated Credit Agreement, dated October 4, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent.

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

Ensco plc

Date:	October 27, 2016	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Vice President - Finance (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated July 1, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent.

*10.2
Extension Agreement to Fourth Amended and Restated Credit Agreement, dated October 4, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent.

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