Form 10-K
period 2016-12-31
Ensco plc
filed 2017-02-28
CIK 314808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8097

Ensco plc (Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J5BQ (Zip Code)

Registrant's telephone number, including area code: +44 (0) 20 7659 4660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Ordinary Shares, U.S. $0.10 par value 4.50% Senior Notes due 2024 5.75% Senior Notes due 2044 5.20% Senior Notes due 2025 4.70% Senior Notes due 2021	Name of each exchange on which registered New York Stock Exchange

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
Yes ☐        No ☒

The aggregate market value of the Class A ordinary shares (based upon the closing price on the New York Stock Exchange on June 30, 2016 of $9.71) of Ensco plc held by non-affiliates of Ensco plc at that date was approximately 2,913,950,000.

As of February 22, 2017, there were 302,954,662 Class A ordinary shares of Ensco plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2017 General Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

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

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 57 rigs, with drilling operations in most of the strategic markets around the globe. We also have two rigs under construction. Our rig fleet includes eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 38 jackup rigs, including rigs under construction.  We operate the world's second largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry, and a leading premium jackup fleet.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations spanning 14 countries on six continents. The markets in which we operate include the U.S. Gulf of Mexico, Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews for which we receive a daily rate that may vary throughout the duration of the contractual term. The day rate we earn can vary between the full day rate and zero rate, depending on the operations of the rig. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site.

Ensco plc is a public limited company incorporated under the laws of England and Wales. Our principal executive office is located at 6 Chesterfield Gardens, London W1J5BQ, England, United Kingdom, and our telephone number is +44 (0) 20 7659 4660.  Our website is www.enscoplc.com.  Information contained on our website is not included as part of, or incorporated by reference into, this report.

Our predecessor, ENSCO International Incorporated ("Ensco Delaware"), was formed as a Texas corporation during 1975 and reincorporated in Delaware during 1987. During 2009, we completed a reorganization of the corporate structure of the group of companies controlled by Ensco Delaware, pursuant to which an indirect, wholly-owned subsidiary merged with Ensco Delaware, and Ensco plc became our publicly-held parent company incorporated under the Laws of England and Wales.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading our fleet. We will continue to invest in the expansion of our fleet where we believe strategic opportunities exist.  During the three-year period ended December 31, 2016, we invested approximately $2.1 billion in the construction of new drilling rigs.

Based on our balance sheet and contractual backlog of $3.6 billion, we believe our remaining capital commitments will primarily be funded from cash and cash equivalents, short term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Floaters

We previously entered into agreements with Samsung Heavy Industries to construct three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). During 2015, we accepted delivery of ENSCO DS-8 and ENSCO DS-9. ENSCO DS-8 was delivered during the third quarter and commenced drilling operations under a long-term contract in Angola during the fourth quarter. ENSCO DS-9 was delivered during the second quarter and is uncontracted following receipt of a notice of termination for convenience from our customer. During 2015, we agreed with the shipyard to delay delivery of ENSCO DS-10 until the first quarter of 2017. In January 2017, we agreed to further delay delivery of ENSCO DS-10 and $75.0 million of the final milestone payment until the first quarter of 2019 or such earlier date that we elect to take delivery. ENSCO DS-9 and ENSCO DS-10 are being actively marketed.

Jackups

During 2014, we entered into an agreement with Lamprell Energy Limited ("Lamprell") to construct two premium jackup rigs. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTourneau Super 116E jackup design and will incorporate Ensco's patented Canti-Leverage AdvantageSM technology. ENSCO 140 and ENSCO 141 were delivered during the third and fourth quarters of 2016, respectively. Both rigs are uncontracted and are being actively marketed. As part of our agreement with Lamprell, these rigs will be warm stacked in the shipyard at no additional cost to us for up to two years.

We previously entered into agreements with Keppel FELS ("KFELS") to construct four ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121, ENSCO 122 and ENSCO 123) and a premium jackup rig (ENSCO 110). ENSCO 120 was delivered during the third quarter of 2013, ENSCO 121 was delivered during the fourth quarter of 2013, ENSCO 122 was delivered during the third quarter of 2014 and ENSCO 110 was delivered during the second quarter of 2015. During the first quarter of 2016, we agreed with the shipyard to delay delivery of ENSCO 123 until the first quarter of 2018. ENSCO 123 is uncontracted.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold 11 jackup rigs, three dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2016. We are marketing for sale two rigs, which were classified as held-for-sale in our financial statements as of December 31, 2016.

Contract Drilling Operations

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

We own and operate an offshore drilling rig fleet of 57 rigs. We also have two rigs under construction. Our rig fleet includes eight drillships (including one drillship under construction), 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 38 jackup rigs (including one rig under construction).  Of our 59 rigs, 25 are located in the Middle East, Africa and Asia Pacific (including two rigs under construction), 16 are located in North and South America (including Brazil) and 18 are located in Europe and the Mediterranean.

Our drilling rigs drill and complete oil and natural gas wells. From time to time, our drilling rigs may be utilized as accommodation units or for non-drilling services, such as workovers and interventions, plug and abandonment and decommissioning work. Demand for our drilling services is based upon many factors beyond our control. See “Item 1A. Risk Factors - The success of our business largely depends on the level of activities in the oil and gas industry, which can be significantly affected by volatile oil and natural gas prices.”

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

•
provisions permitting early termination of the contract (i) if the rig is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of major rig equipment, unsatisfactory performance, or "force majeure" events or (iii) at the convenience (without cause) of the customer (in certain cases obligating the customer to pay us an early termination fee providing some level of compensation to us for the remaining term),

•
payment of compensation to us (generally in U.S. dollars although some contracts require a portion of the compensation to be paid in local currency) on a "day work" basis such that we receive a fixed amount for each day ("day rate") that the drilling unit is operating under contract (lower rates, shorter periods that a rate is payable or no payments ("zero rate") generally apply during periods operations are suspended due to events beyond our reasonable control, equipment breakdown and repair, negligence or unsatisfactory performance or other specified conditions or during periods of re-drilling damaged portions of the well),

•	payment by us of the operating expenses of the drilling unit, including crew labor and incidental rig supply and maintenance costs,

•
mobilization and demobilization requirements of us to move the drilling unit to and from the planned drilling site, and such terms may include reimbursement of these costs by the customer in the form of up-front payment, additional day rate over the contract term, or direct reimbursement, and

•
provisions allowing us to recover certain labor and other operating cost increases, including certain cost increases due to changes in applicable law, from our customers through day rate adjustment or direct reimbursement.

In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. The intense pressure on operating day rates has resulted in rates that approximate, or are slightly lower than, direct operating expenses. In addition, we are seeing increased pressure to accept other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced or zero day rates during downtime; reduced standby, redrill and moving rates and limited periods in which such rates are payable; caps on reimbursements for downhole tools; reduced periods to remediate equipment breakdowns or other deviations from contractual standards of performance before the operator may terminate the contract; certain limitations on our ability to be indemnified; increases in the nature and amounts of liability allocated to us; and reduced early termination fees and/or termination notice periods.

Financial information regarding our operating segments and geographic regions is presented in Note 13 and Note 14 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding our operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog Information

Our contract drilling backlog reflects commitments, represented by signed drilling contracts, and was calculated by multiplying the contracted day rate by the contract period. The contracted day rate excludes certain types of lump sum fees for rig mobilization, demobilization, contract preparation, as well as customer reimbursables and bonus opportunities. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each of our annual reports on Form 10-K on February 28, 2017 and February 24, 2016, respectively.

The following table summarizes our contract backlog of business as of December 31, 2016 and 2015 (in millions):

	2016	2015

Floaters	$2,154.9	$3,919.5
Jackups	1,185.0	1,751.7
Other	281.4	86.2
Total	$3,621.3	$5,757.4

As of December 31, 2016, our backlog was $3.6 billion as compared to $5.8 billion as of December 31, 2015. Our floater backlog declined $1.8 billion primarily due to revenues realized during 2016, contract day rate concessions on certain rigs and contract terminations, partially offset by contract extensions. The remaining $371.5 million decline primarily related to our jackups segment and was largely due to revenues realized during 2016, partially offset by contract extensions and new contract awards.

The following table summarizes our contract backlog of business as of December 31, 2016 and the periods in which such revenues are expected to be realized (in millions):

	2017	2018	2019	2020 and Beyond	Total
Floaters	$968.7	$562.0	$416.8	$207.4	$2,154.9
Jackups	544.2	362.9	103.2	174.7	1,185.0
Other	55.7	55.8	55.8	114.1	281.4
Total	$1,568.6	$980.7	$575.8	$496.2	$3,621.3

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

The amount of actual revenues earned and the actual periods during which revenues are earned will be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including unscheduled repairs, maintenance requirements, newbuild rig delivery dates, weather delays, contract terminations or renegotiations and other factors.

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

Drilling Contracts and Insurance Program

Our drilling contracts provide for varying levels of allocation of responsibility for liability between our customer and us for loss or damage to each party's property and third-party property, personal injuries and other claims arising out of our drilling operations. We also maintain insurance for personal injuries, damage to or loss of property and certain business risks.

Our insurance policies typically consist of twelve-month policy periods, and the next renewal date for a substantial portion of our insurance program is scheduled for May 31, 2017. Our insurance program provides coverage, subject to the policies' terms and conditions, to the extent not otherwise assumed by the customer under the indemnification provisions of the drilling contract, for third-party claims arising from our operations, including third-party claims arising from well-control events, named windstorms, sudden and accidental pollution originating from our rigs, wrongful death and personal injury. Third-party pollution claims could also arise from damage to adjacent pipelines and from spills of fluids maintained on the drilling unit. Generally, our program provides liability coverage up to $750.0 million, with a per occurrence deductible of $10.0 million or less. We retain the risk for liability not indemnified by the customer in excess of our insurance coverage.

Well control events generally include an unintended flow from the well that cannot be contained by using equipment on site (e.g., a blowout preventer), by increasing the weight of drilling fluid or by diverting the fluids safely into production facilities. In addition to the third-party coverage described above, for claims relating to a well-control event, we also have $150.0 million of coverage available to pay costs of controlling and re-drilling of the well and third-party pollution claims.

Our insurance program also provides first party coverage to us for physical damage to, including total loss or constructive total loss of, our rigs, generally excluding damage arising from a named windstorm in the U.S. Gulf of Mexico. This coverage is based on an agreed amount for each rig and has a per occurrence deductible for losses ranging from $15.0 million to $25.0 million. Due to the significant premium, high deductible and limited coverage, we decided not to purchase first party windstorm insurance for our rigs in the U.S. Gulf of Mexico. Accordingly, we have retained the risk for windstorm damage to our eight jackups and six floaters in the U.S. Gulf of Mexico.

Our drilling contracts customarily provide that each party is responsible for injuries or death to their respective personnel and loss or damage to their respective property (including the personnel and property of each parties’ contractors and subcontractors) regardless of the cause of the loss or damage. However, in certain drilling contracts our customer’s responsibility for damage to its property and the property of its other contractors contains an exception to the extent the loss or damage is due to our negligence, which exception is usually subject to negotiated caps on a per occurrence basis.  In other contracts, our customers do not assume liability for loss or damage to their property and the property of their other contractors regardless of cause. In addition, our drilling contracts typically provide for our customers to indemnify us, generally based on replacement cost minus some level of depreciation, for damage to our down-hole equipment, and in some cases for a limited amount of the replacement cost of our subsea equipment, unless the damage is caused by our negligence, normal wear and tear, or defects in the equipment.

Subject to the exceptions noted below, our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination arising from operations, including as a result of blowouts, cratering and seepage, when the source of the pollution originates from the well or reservoir, including costs for clean-up and removal of pollution and third-party damages. In some drilling contracts, we assume liability for third-party damages resulting from such pollution and contamination caused by our negligence, usually subject to negotiated caps on a per occurrence or per event basis. In addition, in substantially all of our contracts, the customer assumes responsibility and indemnifies us for loss or damage to the reservoir, for loss of hydrocarbons escaping from the reservoir and for the costs of bringing the well under control.  Further, subject to the exceptions noted below, most of our contracts provide that the customer assumes responsibility and indemnifies us for loss or damage to the well, except when the loss or damage to the well is due to our negligence, in which case most of our contracts provide that the customer's sole remedy is to require us to redrill the lost or damaged portion of the well at a substantially reduced rate and, in some cases, pay for some of the costs to repair the well.

Most of our drilling contracts incorporate a broad exclusion that limits the operator's indemnity for damages and losses resulting from our gross negligence and willful misconduct and for fines and penalties and punitive damages levied or assessed directly against us. This exclusion overrides other provisions in the contract that limit our liability for ordinary negligence. In most of these cases, we are still able to negotiate a liability cap (although these caps are significantly higher than the caps for ordinary negligence) on our exposure for losses or damages resulting from our gross negligence. In certain cases, the broad exclusion only applies to losses or damages resulting from the gross negligence of our senior supervisory personnel. However, in some cases we have contractually assumed significantly increased exposure or unlimited exposure for losses and damages due to the gross negligence of all our personnel, and in most cases, we are not able to contractually limit our exposure for our willful misconduct.

Notwithstanding our negotiation of express limitations in our drilling contracts for losses or damages resulting from our ordinary negligence and any express limitations (albeit usually much higher) for losses or damages in the event of our gross negligence, under the applicable laws that govern certain of our drilling contracts, the courts will not enforce any indemnity for losses and damages that result from our gross negligence or willful misconduct. As a result, under the laws of such jurisdictions, the indemnification provisions of our drilling contracts that would otherwise limit our liability in the event of our gross negligence or willful misconduct are deemed to be void as being contrary to public policy, and we will be exposed to unlimited liability for losses and damages that result from our gross negligence or willful misconduct, regardless of the express limitation of our liability in the relevant drilling contracts. Under the laws of certain jurisdictions, an indemnity from an operator for losses or damages of third parties resulting from our gross negligence is enforceable but an indemnity for losses or damages of the operator is not enforceable. In such cases, the contractual indemnity obligation of the operator to us would be enforceable with respect to third-party claims for losses of damages, such as may arise in pollution claims, but the contractual indemnity obligation of the operator to us with respect to the operator’s damages to the well, to the reservoir and for the costs of well control would not be enforceable. Furthermore, although there is a lack of precedential authority for these types of claims in countries where the civil law is applied, in those situations where a codified civil law system is applicable to our drilling contracts, as opposed to the common law system, the courts generally will not enforce a contractual indemnity clause that totally indemnifies us from losses or damages due to our gross negligence but generally will enforce the contractual indemnity over and above a cap on our liability for gross negligence, assuming the cap requires us to accept a significant amount of liability.

Similar to gross negligence, regardless of any express limitations in a drilling contract regarding our liability for fines and penalties and punitive damages, the laws of most jurisdictions will not enforce an indemnity that indemnifies a party for a fine or penalty that is levied or punitive damages that are assessed directly against such party on the ground that it is against public policy to indemnify a party from a fine and penalty or punitive damages, especially where the purpose of such levy or assessment is to deter the behavior that resulted in the fine or penalty or punish such party for the behavior that warranted the assessment of punitive damages.

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

Major Customers

We provide our contract drilling services to major international, government-owned and independent oil and gas companies. During 2016, our five largest customers accounted for 50% of consolidated revenues. Total and BP, our largest customers, accounted for 13% and 12% of consolidated revenues, respectively.

Competition

The offshore contract drilling industry is highly competitive. Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which contractor is awarded a contract, although quality of service, operational and safety performance, equipment suitability and availability, location of equipment, reputation and technical expertise also are factors.  There are numerous competitors with significant resources in the offshore contract drilling industry.

Governmental Regulation

Our operations are affected by political initiatives and by laws and regulations that relate to the oil and gas industry, including laws and regulations that have or may impose increased financial responsibility and oil spill abatement contingency plan capability requirements. Accordingly, we will be directly affected by the approval and adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental, safety or other policy reasons. It is also possible that these laws and regulations and political initiatives could adversely affect our operations in the future by significantly increasing our operating costs or restricting areas open for drilling activity.  See "Item 1A. Risk Factors- Increasing regulatory complexity could adversely impact the costs associated with our offshore drilling operations."

Environmental Matters

Our operations are subject to laws and regulations controlling the discharge of materials into the environment, pollution, contamination and hazardous waste disposal or otherwise relating to the protection of the environment. Environmental laws and regulations specifically applicable to our business activities could impose significant liability on us for damages, clean-up costs, fines and penalties in the event of oil spills or similar discharges of pollutants or contaminants into the environment or improper disposal of hazardous waste generated in the course of our operations, which may not be covered by contractual indemnification or insurance, or for which indemnity is prohibited by applicable law and could have a material adverse effect on our financial position, operating results and cash flows.  To date, such laws and regulations have not had a material adverse effect on our operating results, and we have not experienced an accident that has exposed us to material liability arising out of or relating to discharges of pollutants into the environment.  However, the legislative, judicial and regulatory response to any well incidents could substantially increase our customers' liabilities in respect of oil spills and also could increase our liabilities. In addition to potential increased liabilities, such legislative, judicial or regulatory action could impose increased financial, insurance or other requirements that may adversely impact the entire offshore drilling industry.

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the International Convention on Civil Liability for Oil Pollution Damage 1992, the U.K. Merchant Shipping Act 1995, Marpol 73/78 (the International Convention for the Prevention of Pollution from Ships), the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Co-operation Convention) Regulations 1998, as amended, and other related legislation and regulations and the Oil Pollution Act of 1990 ("OPA 90"), as amended, the Clean Water Act, and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention, reporting and control and have significantly expanded potential liability, fine and penalty exposure across many segments of the oil and gas industry. Such statutes and related regulations impose a variety of obligations on us related to the prevention of oil spills, disposal of waste and liability for resulting damages. For instance, OPA 90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs as well as a variety of fines, penalties and damages. Similar environmental laws apply in our other areas of operation. Failure to comply with these statutes and regulations, including OPA 90, may subject us to civil or criminal enforcement action, which may not be covered by contractual indemnification or insurance, or for which indemnity is prohibited under applicable law, and could have a material adverse effect on our financial position, operating results and cash flows.

High-profile and catastrophic events such as the 2010 Macondo well incident, have heightened governmental and environmental concerns about the oil and gas industry. From time to time, legislative proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas.  We are adversely affected by restrictions on drilling in certain areas of the U.S. Gulf of Mexico and elsewhere, including the adoption of additional safety requirements and policies regarding the approval of drilling permits, restrictions on development and production activities in the U.S. Gulf of Mexico that have and may further impact our operations.

As a result of Macondo, the Bureau of Safety and Environmental Enforcement ("BSEE") issued a drilling safety rule in 2012 that included requirements for the cementing of wells, well-control barriers, blowout preventers, well-control fluids, well completions, workovers and decommissioning operations. BSEE also issued regulations requiring operators to have safety and environmental management systems ("SEMS") prior to conducting operations and requiring operators and contractors to agree on how the contractors will assist the operators in complying with the SEMS. In addition, in August 2012, BSEE issued Interim Policy Document stating that it would begin issuing Incidents of Non-Compliance ("INC's") to contractors as well as operators for serious violations of BSEE regulations. Although we have not yet incurred any material exposure from such regulations/decisions, the issuance of INC's could potentially make it easier for a successful assertion of third-party claims against us.

In November 2014, the United States Coast Guard ("USCG") proposed new regulations that would impose GPS equipment and positioning requirements for mobile offshore drilling units and jackup rigs operating in the U.S. Gulf of Mexico and issued notices regarding the development of regulations for cybersecurity measures used in the marine and offshore energy sectors for all vessels and facilities that are subject to the Maritime Transportation Security Act of 2002, including our rigs. These regulations are expected to be issued late in 2017 or early 2018. On July 28, 2016, BSEE adopted a new well-control rule that will be implemented in phases over the next several years. This new rule includes more stringent design requirements for well-control equipment used in offshore drilling operations. We are continuing to evaluate the cost and effect that these new rules will have on our operations. Based on our current assessment of the rules, we do not expect to incur significant costs to comply with the rule. If new laws are enacted or other government actions are taken that restrict or prohibit offshore drilling in our principal areas of operation or impose additional regulatory (including environmental protection) requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development or production of oil and natural gas, our financial position, operating results and cash flows could be materially adversely affected.  See "Item 1A. Risk Factors - Compliance with or breach of environmental laws can be costly and could limit our operations."

Non-U.S. Operations

Revenues from non-U.S. operations were 81%, 72% and 62% of our total consolidated revenues during 2016, 2015 and 2014, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

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
Executive Officers
Officers generally serve for a one-year term or until successors are elected and qualified to serve. The table below sets forth certain information regarding our executive officers:

Name	Age	Position
Carl G. Trowell	48	President and Chief Executive Officer
P. Carey Lowe	58	Executive Vice President - Chief Operating Officer
Jonathan Baksht	41	Senior Vice President and Chief Financial Officer
Steven J. Brady	57	Senior Vice President - Eastern Hemisphere
John S. Knowlton	57	Senior Vice President - Technical
Gilles Luca	45	Senior Vice President - Western Hemisphere
Michael T. McGuinty	54	Senior Vice President - General Counsel and Secretary

Set forth below is certain additional information on our executive officers, including the business experience of each executive officer for at least the last five years:

Carl G. Trowell joined Ensco in June 2014 as President and Chief Executive Officer. He is also a member of the Board of Directors. Prior to joining Ensco, Mr. Trowell was President of Schlumberger Integrated Project Management (IPM) and Schlumberger Production Management (SPM) businesses that provide complex oil and gas project solutions ranging from field management, well construction, production and intervention services to well abandonment and rig management. He was promoted to this role after serving as President - Schlumberger WesternGeco Ltd. where he managed more than 6,500 employees with operations in 55 countries. Mr. Trowell began his professional career as a petroleum engineer with Shell before joining Schlumberger where he held a variety of international management positions including Geomarket Manager for North Sea operations and Global Vice President of Marketing and Sales. He has a strong background in the development and deployment of new technologies and has been a member of several industry advisory boards in this capacity. Mr. Trowell is on the advisory board of Energy Ventures, a venture capital company investing in oil and gas technology. In August 2016, Mr. Trowell became a non-executive director on the board of Ophir Energy plc. Mr. Trowell has a PhD in Earth Sciences from the University of Cambridge, a Master of Business Administration from The Open University and a Bachelor of Science degree in Geology from Imperial College London.

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

Employees

We employed approximately 4,900 personnel worldwide as of December 31, 2016.  The majority of our personnel work on rig crews and are compensated on an hourly basis.

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

The success of our business largely depends on the level of activity in offshore oil and natural gas exploration, development and production. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect the level of drilling activity. Historically, when drilling activity and operator capital spending decline, utilization and day rates also decline and drilling may be reduced or discontinued, resulting in an oversupply of drilling rigs. The oversupply of drilling rigs will be exacerbated by the entry of newbuild rigs into the market. Oil and natural gas prices have historically been volatile, and have declined significantly from prices in excess of $100 since mid-2014, with crude oil prices trading around $55 per barrel in January 2017. The decline in oil prices has caused a significant decline in the demand for offshore drilling services as opportunities for new drilling contracts have substantially decreased and the number of available rigs has increased. Operators have reduced capital spending and cancelled or deferred existing programs. We expect these trends to continue as long as commodity prices remain at current levels. The lack of a meaningful recovery of oil and natural gas prices or further price reductions or volatility in prices, may cause our customers to maintain historically low levels or further reduce their overall level of activity, in which case demand for our services may further decline and revenues may continue to be adversely affected through lower rig utilization and/or lower day rates.  Numerous factors may affect oil and natural gas prices and the level of demand for our services, including:

•	regional and global economic conditions and changes therein,

•	oil and natural gas supply and demand,

•	expectations regarding future energy prices,

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to come to agreements to set and maintain production levels and pricing and to implement such agreements,

•	capital allocation decisions by our customers, including the relative economics of offshore development versus onshore prospects,

•	the level of production by non-OPEC countries,

•	U.S. and non-U.S. tax policy,

•	advances in exploration and development technology,

•	costs associated with exploring for, developing, producing and delivering oil and natural gas,

•	rate of discovery of new oil and gas reserves and the rate of decline of existing oil and gas reserves,

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

Despite significant declines in capital spending and cancelled or deferred drilling programs by many operators since 2015, oil and gas production has not yet been reduced by amounts sufficient to result in a rebound in pricing to levels seen prior to the current downturn, and we may not see sufficient supply reductions or a resulting rebound in pricing for an extended period of time. Further, the recent agreements of OPEC and certain non-OPEC countries to freeze and/or cut production may not be fully realized. The lack of actual production cuts or freezes, or the perceived risk that OPEC countries may not comply with such agreements, may result in depressed commodity prices for an extended period of time.

In addition, continued hostility in foreign countries and the occurrence or threat of terrorist attacks against the United States or other countries could create downward pressure on the economies of the United States and other countries. Moreover, higher commodity prices may not necessarily translate into increased activity, and even during periods of high commodity prices, customers may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. Advances in onshore exploration and development technologies, particularly with respect to onshore shale plays, could also result in our customers allocating more of their capital expenditure budgets to onshore exploration and production activities and less to offshore activities. These factors could cause our revenues and profits to decline further, as a result of declines in utilization and day rates, and limit our future growth prospects. Any significant decline in day rates or utilization of our rigs, particularly our high-specification floaters, could materially reduce our revenues and profitability. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and obtain insurance coverage that we consider adequate or are otherwise required by our contracts.

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

The offshore contract drilling industry historically has been very cyclical and is primarily related to the demand for drilling rigs and the available supply of drilling rigs.  Demand for rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is beyond our control. Offshore exploration and development spending may fluctuate substantially from year-to-year and from region-to-region.

The supply of offshore drilling rigs has increased significantly in recent years. Delivery of newbuild drilling rigs has increased and will continue to increase rig supply and could curtail a strengthening, or trigger a further reduction, in utilization and day rates. Currently, there are approximately 145 newbuild drillships, semisubmersibles and jackup rigs reported to be on order or under construction with delivery expected by the end of 2020.  Approximately 100 of these rigs are scheduled for delivery during 2017, representing an approximate 12% increase in the total worldwide fleet of offshore drilling rigs since year-end 2016. Many of these offshore drilling rigs do not have drilling contracts in place. In addition, the supply of marketed offshore drilling rigs could further increase due to depressed market conditions resulting in an increase in uncontracted rigs as existing contracts expire. There are no assurances that the market in general or a geographic region in particular will be able to fully absorb the supply of new rigs in future periods.

The significant decline in oil and gas prices and resulting reduction in spending by our customers, together with the increase in supply of offshore drilling rigs in recent years, has resulted in an oversupply of offshore drilling rigs and a decline in utilization and day rates, a situation which may persist for many years.

Such a prolonged period of reduced demand and/or excess rig supply may require us to idle additional rigs and enter into low day rate contracts or contracts with unfavorable terms. There can be no assurance that the current demand for drilling rigs will increase in the future. Any further decline in demand for drilling rigs or a continued oversupply of drilling rigs could adversely affect our financial position, operating results and cash flows.

Our business will be adversely affected if we are unable to secure contracts on economically favorable terms.

Our ability to renew expiring contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or have been terminated, and the day rates under any new contracts or any renegotiated contracts may be substantially below the existing day rates, which could adversely affect our revenues and profitability.

Our two rigs under construction, which are scheduled for delivery in 2018 and 2019, are currently uncontracted. There is no assurance that we will secure drilling contracts for these rigs, or future rigs we construct, or that the drilling contracts we may be able to secure will be based upon rates and terms that will provide a reasonable rate of return on these investments. Our failure to secure contracts for these rigs at day rates and terms that result in a reasonable return upon completion of construction may result in a material adverse effect on our financial position, operating results and cash flows.

Our customers may be unable or unwilling to fulfill their contractual commitments to us, including their obligations to pay for losses, damages or other liabilities resulting from operations under the contract.

Certain of our customers are subject to liquidity risk and such risk could lead them to seek to repudiate, cancel or renegotiate our drilling contracts or fail to fulfill their commitments to us under those contracts. These risks are heightened in periods of depressed market conditions. Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control, reservoir liability and pollution. Our drilling contracts also provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is generally allocated so that we and our customers each assume liability for our respective personnel and property. Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to assume their responsibility, or honor their indemnity to us, for such losses. In addition, under the laws of certain jurisdictions, such indemnities under certain circumstances are not enforceable if the cause of the damage was our gross negligence or willful misconduct. This could result in us having to assume liabilities not otherwise contemplated in our contracts due to customer balance sheet or liquidity issues or applicable law.

We may suffer losses if our customers terminate or seek to renegotiate our contracts, if operations are suspended or interrupted or if a rig becomes a total loss.

In market downturns similar to the current environment, our customers may not be able to honor the terms of existing contracts (including contracts for new rigs under construction), may terminate contracts even where there may be onerous termination fees, may seek to void or otherwise repudiate our contracts including by claiming we have breached the contract, or may seek to renegotiate contract day rates and terms in light of depressed market conditions. Since early 2015, we have renegotiated a number of contracts and received termination notices with respect to several of our rigs. Generally, our drilling contracts are subject to termination without cause or termination for convenience upon notice by the customer. In certain cases, our contracts require the customer to pay an early termination payment in the event of a termination for convenience (without cause). Such payment would provide some level of compensation to us for the lost revenue from the contract and in many cases would not fully compensate us for the lost revenue. Certain of our contracts permit termination by the customer without an early termination payment. Furthermore, financially distressed customers may seek to negotiate reduced termination payments as part of a restructuring package.

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

If a customer cancels a contract or if we terminate a contract due to the customer’s breach and, in either case, we are unable to secure a new contract on a timely basis and on substantially similar terms, or if a contract is disputed or suspended for an extended period of time or renegotiated, it could materially and adversely affect our financial position, operating results and cash flows.

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

During the two years ended December 31, 2015, we have recorded pre-tax, non-cash losses on impairment of long-lived assets and goodwill of $5.1 billion and $3.3 billion. Further asset impairments may be necessary if market conditions remain depressed for longer than we expect. We have no goodwill on our balance sheet as of December 31, 2016 or 2015.

The loss of a significant customer could adversely affect us.

We provide our services to major international, government-owned and independent oil and gas companies.  During 2016, our five largest customers accounted for 50% of our consolidated revenues in the aggregate, with our largest customer representing 13% of our consolidated revenues.  Our financial position, operating results and cash flows may be materially adversely affected if a major customer terminates its contracts with us, fails to renew its existing contracts with us, requires renegotiation of our contracts or declines to award new contracts to us.

Our current backlog of contract drilling revenue may not be fully realized and may decline significantly in the future, which may have a material adverse effect on our financial position, operating results or cash flows.

As of December 31, 2016, our contract backlog was approximately $3.6 billion, which represents a decline of $2.1 billion since December 31, 2015. This amount reflects the remaining contractual terms multiplied by the applicable contractual day rate. The contractual revenue may be higher than the actual revenue we receive because of a number of factors, including rig downtime or suspension of operations. Several factors could cause rig downtime or a suspension of operations, many of which are beyond our control, including:

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

Our customers may seek to terminate, repudiate or renegotiate our drilling contracts for various reasons. Generally, our drilling contracts permit early termination of the contract by the customer for convenience (without cause), exercisable upon advance notice to us, and in certain cases without making an early termination payment to us. There can be no assurances that our customers will be able to or willing to fulfill their contractual commitments to us.

The decline in oil prices and the resulting downward pressure on utilization has caused and may continue to cause some customers to consider early termination of select contracts despite having to pay onerous early termination fees in certain cases. Customers may continue to request to renegotiate the terms of existing contracts, or they may request early termination or seek to repudiate contracts in some circumstances. Furthermore, as our existing contracts expire, we may be unable to secure new contracts for our rigs. Therefore, revenues recorded in future periods could differ materially from our current backlog. Our inability to realize the full amount of our contract backlog may have a material adverse effect on our financial position, operating results or cash flows.

We may have difficulty obtaining or maintaining insurance in the future on terms we find acceptable and our insurance coverage may not protect us against all of the risks and hazards we face, including those specific to offshore operations.

Our operations are subject to hazards inherent in the offshore drilling industry, such as blow-outs, reservoir damage, loss of production, loss of well control, uncontrolled formation pressures, lost or stuck drill strings, equipment failures and mechanical breakdowns, punchthroughs, craterings, industrial accidents, fires, explosions, oil spills and pollution. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, which could lead to claims by third parties or customers, suspension of operations and contract terminations. Our fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations.  Additionally, a security breach of our information systems or other technological failure could lead to a material disruption of our operations, information systems and/or loss of business information, which could result in an adverse impact to our business.  Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. For example, most of our drilling contracts incorporate a broad exclusion that limits the customer's indemnity for damages and losses resulting from our gross negligence and willful misconduct and for fines and penalties and punitive damages levied or assessed directly against us. We also maintain insurance for personal injuries, damage to or loss of equipment and other insurance coverage for various business risks.

We generally identify the operational hazards for which we will procure insurance coverage based on the likelihood of loss, the potential magnitude of loss, the cost of coverage, the requirements of our customer contracts and applicable legal requirements. Although we maintain what we believe to be an appropriate level of insurance covering hazards and risks we currently encounter during our operations, no assurance can be given that we will be able to obtain insurance against all potential risks and hazards, or that we will be able to maintain the same levels and types of coverage that we have maintained in the past.

Furthermore, our insurance carriers may interpret our insurance policies such that they do not cover losses for all of our claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes.

If we are unable to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable, we may choose to forgo insurance coverage and retain the associated risk of loss or damage.

If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity (or if our contractual indemnity is not enforceable under applicable law), it could adversely affect our financial position, operating results or cash flows.

The potential for U.S. Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.

Certain areas in and near the U.S. Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the U.S. Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms, and we have a larger concentration of jackup rigs in the U.S. Gulf of Mexico than most of our competitors. We currently have eight jackup rigs and six floaters in the U.S. Gulf of Mexico. Damage caused by high winds and turbulent seas could result in rig loss or damage, termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended day rates for significant periods of time until the damage can be repaired. Moreover, even if our drilling rigs are not directly damaged by such storms, we may experience disruptions in our operations due to damage to our customers' platforms and other related facilities in the area. Our drilling operations in the U.S. Gulf of Mexico have been impacted by hurricanes, including the total loss of one jackup rig during 2004, one platform rig during 2005 and two jackup rigs during 2008, with associated losses of contract revenues and potential liabilities.

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

We do not purchase windstorm insurance for hull and machinery losses to our floaters arising from windstorm damage in the U.S. Gulf of Mexico , due to the significant premium, high deductible and limited coverage for windstorm damage. We opted out of windstorm insurance for our jackups in the U.S. Gulf of Mexico during 2009 and have not since renewed that insurance. We believe it is no longer customary for drilling contractors with similar size and fleet composition to purchase windstorm insurance for rigs in the U.S. Gulf of Mexico for the aforementioned reasons. Accordingly, we have retained the risk of loss or damage for our eight jackup rigs and our six floaters arising from windstorm damage in the U.S. Gulf of Mexico.

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

Our annual insurance policies are up for renewal effective May 31, 2017, and any retained exposures for property loss or damage and wreckage and debris removal or other liabilities associated with U.S. Gulf of Mexico tropical storms or hurricanes may have a material adverse effect on our financial position, operating results and cash flows if we sustain significant uninsured or underinsured losses or liabilities as a result of these storms or hurricanes.

Our non-U.S. operations involve additional risks not typically associated with U.S. operations.

Revenues from non-U.S. operations were 81%, 72% and 62% of our total revenues during 2016, 2015 and 2014, respectively. Our non-U.S. operations and shipyard rig construction and enhancement projects are subject to political, economic and other uncertainties, including:

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

In June 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The impact of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. Approximately 9% of our total revenues were generated in the U.K. for the year ended December 31, 2016. Brexit, or similar events in other jurisdictions, can impact global markets, including foreign exchange and securities markets, which may have an adverse impact on our business and operations as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.

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

A portion of the costs and expenditures incurred by our non-U.S. operations, including certain capital expenditures, are settled in local currencies, exposing us to risks associated with fluctuation in the value of these currencies relative to the U.S. dollar. We use foreign currency forward contracts to reduce this exposure in certain cases. However, a relative weakening in the value of the U.S. dollar in relation to the local currencies in these countries may increase our costs and expenditures.

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

Our employees, contractors and agents may take actions in violation of our policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate. Any such violation could have a material adverse effect on our financial position, operating results or cash flows.

Our drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.

We currently own and operate 20 rigs that are contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us with an early termination payment. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.

We may reduce or suspend our dividend in the future.

Our Board of Directors declared a $0.01 quarterly cash dividend per Class A ordinary share for each quarter during 2016, a $0.14 reduction from the $0.15 dividend per share paid for each quarter during 2015.  In the future, our Board of Directors may, without advance notice, further reduce or suspend our dividend in order to improve our financial flexibility and best position us for long-term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our profitability, liquidity, financial condition, market outlook, reinvestment opportunities, capital requirements and other factors and restrictions our Board of Directors deems relevant. There can be no assurance that we will pay a dividend in the future.

Legal and regulatory proceedings could affect us adversely.

We are involved in litigation, including various claims, disputes and regulatory proceedings that arise in the ordinary course of business, many of which are uninsured and relate to intellectual property, commercial, operational, employment, regulatory or other activities.

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

During 2010, Pride and its subsidiaries resolved with the U.S. Department of Justice (“DOJ”) and the SEC their previously disclosed investigations into potential violations of the FCPA. However, Pride received preliminary inquiries from governmental authorities of certain of the countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of our rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other stakeholders. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

In 2015, we became aware of an internal audit report by Petrobras alleging irregularities in relation to a drilling services agreement Pride entered into for ENSCO DS-5. On January 4, 2016, we received a notice from Petrobras declaring the DS-5 drilling services contract between Petrobras and Ensco void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from Samsung Heavy Industries for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. Our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. See "Item 3. Legal Proceedings - Brazil Internal Investigation" and "Item 3. Legal Proceedings - DSA Dispute" for further information on the investigation. Outside of Petrobras’ allegations, we have not been contacted by any Brazil governmental authority regarding alleged wrongdoing by Pride or Ensco or any of their current or former employees. We cannot predict whether any U.S., Brazilian or other governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation.

Any violation of the FCPA, OFAC regulations, the UKBA or other applicable anti-corruption laws, by us, our affiliated entities or their respective officers, directors, employees and agents could in some cases provide a customer with termination rights under a contract and result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and could adversely affect our financial condition, operating results, cash flows or the availability of funds under our revolving credit facility. Further, we may incur significant costs and consume significant internal resources in our efforts to detect, investigate and resolve actual or alleged violations.

Increasing regulatory complexity could adversely impact the costs associated with our offshore drilling operations.

Increases in regulatory requirements, particularly in the U.S. Gulf of Mexico, could significantly increase our costs.  In recent years, we have seen several significant regulatory changes that have affected the way we operate in the U.S. Gulf of Mexico.

Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 caused damage to a number of rigs in the Gulf of Mexico. Rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. As a result of jackup rig fitness requirements during hurricane seasons issued by The Bureau of Safety and Environmental Enforcement (“BSEE”) and its predecessor agency, jackup rigs in the U.S. Gulf of Mexico are required to operate with a higher air gap (the space between the water level and the bottom of the rig's hull) during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and gas companies operating in the U.S. Gulf of Mexico.

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

Also, as a result of the Macondo well incident, BSEE and its predecessor agency promulgated regulations regarding safety and environmental management systems ("SEMS"). During 2013, BSEE adopted a final rule modifying the SEMS requirements. Although only operators are currently required to have a SEMS, the SEMS regulations require written agreements between operators and contractors regarding the contractors’ support of the operators' safety and environmental policies at the worksite, including requirements for personnel training and written safe work practices. In addition, BSEE has stated that future rulemaking may require offshore drilling contractors to implement their own SEMS programs. The current SEMS regulations and the possibility of additional SEMS rules for contractors could expose us to increased costs.

In 2012, BSEE also issued an interim policy document for use by BSEE inspectors in issuing incidents of noncompliance (“INCs”) to contractors operating under BSEE jurisdiction on the Outer Continental Shelf of the U.S. Gulf of Mexico. The stated purpose of the policy is to provide for consistency in application of BSEE enforcement authority by establishing guidelines for issuance of INCs to contractors in addition to operators. The policy indicates that BSEE's enforcement actions will continue to focus primarily on lessees and operators, but makes it clear that BSEE will “in appropriate circumstances” also issue INCs to contractors for "serious violations" of BSEE regulations. The imposition of INCs on contractors exposes us to fines and penalties for violation of BSEE regulations and the standards expose us to increased costs and loss of revenue.

Since 2014, the United States Coast Guard has proposed new regulations that would impose GPS equipment and positioning requirements for mobile offshore drilling units and jackup rigs operating in the U.S. Gulf of Mexico and issued notices regarding the development of regulations for cybersecurity measures used in the marine and offshore energy sectors for all vessels and facilities that are subject to the Maritime Transportation Security Act of 2002, including our rigs. The proposed GPS equipment and positioning regulations are expected to be issued late in 2017 or early 2018. In 2016, BSEE adopted a new well control rule that will be implemented in phases over the next several years. This new rule includes more stringent design requirements for well control equipment used in offshore drilling operations. We are continuing to evaluate the cost and effect that these new rules will have on our operations. Based on our current assessment of the rules, we do not expect to incur significant costs to comply with the rule. Implementation of further guidelines and regulations may subject us to increased costs and limit the operational capabilities of our rigs.

Any new or additional regulatory, legislative, permitting or certification requirements in the U.S., including laws and regulations that have or may impose increased financial responsibility, oil spill abatement contingency plan capability requirements, or additional operational requirements and certifications, could materially adversely affect our financial position, operating results or cash flows.

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

Geopolitical events have resulted in military actions, terrorist, pirate and other armed attacks, civil unrest, political demonstrations, mass strikes and government responses. Military action by the United States or other nations could escalate, and acts of terrorism, piracy, kidnapping, extortion, acts of war, violence, civil war or general disorder may initiate or continue. Such acts could be directed against companies such as ours. Such developments have caused instability in the world’s financial and insurance markets in the past. In addition, these developments could lead to increased volatility in prices for oil and natural gas and could affect the markets for our products and services. Insurance premiums could increase and coverage for these kinds of events may be unavailable in the future. Any or all of these effects could have a material adverse effect on our financial position, operating results or cash flows.

Rig construction, upgrade and enhancement projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our financial position, operating results or cash flows.

We currently have one ultra-deepwater drillship and one jackup rig under construction. In the future, we may construct additional rigs and continue to upgrade the capability and extend the service lives of our existing rigs. As a result of current market conditions, we may seek to delay delivery of our rigs under construction. In 2016, we agreed with the shipyard constructing the ENSCO 123 to delay the delivery of the rig until the first quarter of 2018. We also recently agreed with the shipyard constructing the ENSCO DS-10 to delay delivery of the drillship until the first quarter of 2019. During periods of heightened rig construction projects, shipyards and third-party equipment vendors may be under significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays, equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction, upgrades or maintenance. Other unexpected difficulties, including equipment failures, design or engineering problems, could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.

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

Certain legal obligations require us to contribute certain amounts to retirement funds or other benefit plans and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial position, operating results or cash flows.

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

The International Convention on Oil Pollution Preparedness, Response and Cooperation, the International Convention on Civil Liability for Oil Pollution Damage 1992, the U.K. Merchant Shipping Act 1995, Marpol 73/78 (the International Convention for the Prevention of Pollution from Ships), the U.K. Merchant Shipping (Oil Pollution Preparedness, Response and Co-operation Convention) Regulations 1998, as amended, and other related legislation and regulations and the Oil Pollution Act of 1990 ("OPA 90"), as amended, the Clean Water Act, and other U.S. federal statutes applicable to us and our operations, as well as similar statutes in Texas, Louisiana, other coastal states and other non-U.S. jurisdictions, address oil spill prevention, reporting and control and have significantly expanded potential liability, fine and penalty exposure across many segments of the oil and gas industry.

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

High profile and catastrophic events in recent years, including the 2010 Macondo well incident, have heightened governmental and environmental concerns about the risks associated with offshore oil and gas drilling. We are adversely affected by restrictions on drilling in certain areas in which we operate, including policies and guidelines regarding the approval of drilling permits, restrictions on development and production activities, and directives and regulations that have and may further impact our operations. From time to time, legislative and regulatory proposals have been introduced that would materially limit or prohibit offshore drilling in certain areas, or that would increase the liabilities or costs associated with offshore drilling. If new laws are enacted, or if government actions are taken that restrict or prohibit offshore drilling in our principal areas of operation or that impose environmental or other requirements that materially increase the liabilities, financial requirements or operating or equipment costs associated with offshore drilling, exploration, development, or production of oil and natural gas, our financial position, operating results and cash flows could be materially adversely affected.

Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2016, we had $5.3 billion in total debt outstanding, representing approximately 39.0% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

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

In addition, our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. Moody’s Investor Services, Inc. and Standard & Poor’s Rating Services downgraded our credit rating to below investment-grade in February 2016 and December 2016, respectively. Our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. As a result of our downgrades, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With our current credit ratings below investment grade, we have no access to the commercial paper market. Our credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could have a material adverse impact on our financial position, results of operations and liquidity.

We have historically made substantial capital expenditures to maintain our fleet to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to expand our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, which could adversely affect our financial condition, operating results and cash flows.

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

Additionally, in order to expand our fleet, we may require additional capital in the future. If we are unable to fund capital with cash flows from operations or sales of non-core assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by changes in laws and regulations (or interpretation thereof) and by adverse market conditions resulting from, among others, general economic conditions, contingencies and uncertainties that are beyond our control. If we raise funds by issuing equity securities, existing shareholders may experience dilution. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our financial position, operating results and cash flows.

Significant part or equipment shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.

Our reliance on third-party suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to potential volatility in the quality, prices and availability of such items. Certain high-specification parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider. Recent industry consolidation has reduced the number of available suppliers. A disruption in the deliveries from such third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers, thus adversely impacting our operations and revenues and/or our operating costs.

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

We depend on technologies, systems and networks to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  The risks associated with cyber incidents and attacks to our information technology systems could include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer data; disruption of our customers' operations; and increased costs to prevent, respond to or mitigate cybersecurity events.  If we were to experience a cyber-attack or incident, it could adversely affect our financial position, operating results and cash flows.

The accounting method for our 2024 Convertible Notes could have a material effect on our reported financial results.
Under U.S. GAAP, we must separately account for the liability and equity components of convertible debt instruments, such as our 3.00% exchangeable senior notes due 2024 (the “2024 Convertible Notes”) in a manner that reflects the issuer’s economic interest cost. The equity component representing the conversion feature is recorded in additional paid-in capital within the shareholders’ equity section of our consolidated balance sheet. The carrying value of the debt component is recorded with a corresponding discount that will result in a significant amount of non-cash interest expense from the accretion of the discounted carrying value up to the principal amount over the term of the 2024 Convertible Notes. The equity component is not remeasured if we continue to meet certain conditions for equity classification under U.S. GAAP, including maintaining the ability to settle the 2024 Convertible Notes entirely in shares. During periods in which we are unable to meet the conditions for equity classification, the equity component or a portion thereof would be remeasured through earnings, which could adversely affect our operating results.

Upon conversion of the 2024 Convertible Notes, holders will receive cash, our Class A ordinary shares or a combination thereof, at our election. Our intent is to settle the principal amount of the 2024 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount (i.e., our share price exceeds the exchange price on the date of conversion), we expect to deliver shares equal to our conversion obligation in excess of the principal amount. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in the denominator for our computation of diluted earnings per share using the treasury stock method. If we are unable to demonstrate our intent to settle the principal amount in cash, or are otherwise unable to utilize the treasury stock method, our diluted earnings per share would be adversely affected. See Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our 2024 Convertible Notes.

Governments may pass laws that subject us to additional taxation or may challenge our tax positions, which could adversely affect our financial position, operating results and cash flows.

There is increasing uncertainty with respect to tax laws, regulations and treaties, and the interpretation and enforcement thereof that may affect our business. For example, the U.K., the U.S. and other countries within which we operate are currently evaluating legislative and regulatory reforms that may result in us being subject to additional taxation or to challenges with respect to the tax positions we adopt. The Organization for Economic Cooperation and Development (“OECD”) has issued its final reports on Base Erosion and Profit Shifting, which generally focus on situations where profits are earned in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Based on the recommendations of the OECD, it is possible that a number of relevant countries may enact changes to their tax laws or practices (prospectively or retroactively), in particular with respect to transfer pricing, which may have a material adverse effect on our financial position, operating results and cash flows.

In addition, our tax positions are subject to audit by U.K., U.S. and other foreign tax authorities. Such tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken. Even if we are successful in maintaining our tax positions, we may incur significant expenses in defending our positions and contesting claims asserted by tax authorities. If we are unsuccessful in defending our tax positions, the resulting assessments or rulings could significantly impact our consolidated effective income tax rate in past or future periods.

As a result of these uncertainties, as well as changes in the administrative practices and precedents of tax authorities or other matters (such as changes in applicable accounting rules) that increase the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements, we cannot provide any assurances as to what our consolidated effective income tax rate will be in future periods.  If we are unable to mitigate the negative consequences of any change in law, audit or other matters, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and cash flows.

Our consolidated effective income tax rate may vary substantially from one reporting period to another.

We cannot provide any assurances as to what our future consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in U.K., U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or other matters (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionately with income. Further, we may continue to incur income tax expense in periods in which we operate at a loss. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. If we are unable to mitigate the negative consequences of any change in law, audit, business activity or other matters, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and cash flows.

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

If our Class A ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.

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

If DTC determines at any time that our shares are no longer eligible for deposit, clearing and settlement services within its facilities, our shares may become ineligible for continued listing on a U.S. securities exchange, and trading in such shares would be disrupted. In this event, DTC has agreed it will provide us advance notice and assist us, to the extent possible, with efforts to mitigate adverse consequences. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of our Class A ordinary shares.

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

Directors of Delaware and other U.S. corporations may issue, without further shareholder approval, shares of common stock authorized in their certificates of incorporation that were not already issued or reserved.  The business corporation laws of Delaware and other U.S. states also provide substantial flexibility in establishing the terms of preferred stock. However, English law provides that a board of directors may only allot shares with the prior authorization of an ordinary resolution of the shareholders, which authorization must state the maximum amount of shares that may be allotted under it and specify the date on which it will expire, which must not be more than five years from the date on which the shareholder resolution is passed. An ordinary resolution was passed by shareholders at our last annual meeting in 2016 to authorize the allotment of additional shares for a one-year term. As this authority will expire in May 2017, an ordinary resolution will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to allot shares for an additional one-year term.

English law also generally provides shareholders pre-emption rights over new shares that are issued for cash. However, it is possible, where the board of directors is generally authorized to allot shares, to exclude pre-emption rights by a special resolution of the shareholders or by a provision in the articles of association. Such exclusion of pre-emption rights will commonly cease to have effect at the same time as the general allotment authority to which it relates is revoked or expires. If the general allotment authority is renewed, the authority excluding pre-emption rights may also be renewed by a special resolution of the shareholders. A special resolution was passed, in conjunction with an allotment authority at our last annual shareholder meeting in 2016, to exclude pre-emption rights for a one-year term. As this authority will expire in May 2017, special resolutions will be put to shareholders at our next annual shareholder meeting seeking their approval to renew the board's authority to exclude pre-emption rights for an additional one-year term.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Contract Drilling Fleet

The following table provides certain information about the rigs in our drilling fleet by reportable segment as of February 22, 2017:

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Status
Floaters
ENSCO DS-3	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Spain	Preservation stacked(1)
ENSCO DS-4	Drillship	2010	Dynamically Positioned	10,000'/40,000'	Spain	Preservation stacked(1)
ENSCO DS-5	Drillship	2011	Dynamically Positioned	10,000'/40,000'	Spain	Preservation stacked(1)
ENSCO DS-6	Drillship	2012	Dynamically Positioned	10,000'/40,000'	Egypt	Under contract
ENSCO DS-7	Drillship	2013	Dynamically Positioned	10,000'/40,000'	Spain	Available
ENSCO DS-8	Drillship	2015	Dynamically Positioned	10,000'/40,000'	Angola	Under contract
ENSCO DS-9	Drillship	2015	Dynamically Positioned	10,000'/40,000'	Singapore	Available
ENSCO DS-10	Drillship	2019	Dynamically Positioned	10,000'/40,000'	South Korea	Under construction(2)
ENSCO 5004	Semisubmersible	1982/2001/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Mediterranean	Under contract
ENSCO 5005	Semisubmersible	1982/2014	F&G Enhanced Pacesetter	1,500'/25,000'	Singapore	Preservation stacked(1)
ENSCO 5006	Semisubmersible	1999/2014	Bingo 8000	7,000'/25,000'	Australia	Under contract
ENSCO 6001	Semisubmersible	2000/2010/2014	Megathyst	5,600'/25,000'	Brazil	Under contract
ENSCO 6002	Semisubmersible	2001/2009/2015	Megathyst	5,600'/25,000'	Brazil	Under contract
ENSCO 7500	Semisubmersible	2000	Dynamically Positioned	8,000'/30,000'	Spain	Cold stacked
ENSCO 8500	Semisubmersible	2008	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8501	Semisubmersible	2009	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8502	Semisubmersible	2010/2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)
ENSCO 8503	Semisubmersible	2010	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Under contract
ENSCO 8504	Semisubmersible	2011	Dynamically Positioned	8,500'/35,000'	Singapore	Available
ENSCO 8505	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Under contract
ENSCO 8506	Semisubmersible	2012	Dynamically Positioned	8,500'/35,000'	Gulf of Mexico	Preservation stacked(1)

Jackups
ENSCO 52	Jackup	1983/1997/2013	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Under contract
ENSCO 54	Jackup	1982/1997/2014	F&G L-780 MOD II-C	300'/25,000'	Saudi Arabia	Under contract
ENSCO 56	Jackup	1982/1997	F&G L-780 MOD II-C	300'/25,000'	Malaysia	Cold stacked
ENSCO 67	Jackup	1976/2005	MLT 84-CE	400'/30,000'	Indonesia	Under contract
ENSCO 68	Jackup	1976/2004	MLT 84-CE	400'/30,000'	Gulf of Mexico	Under contract
ENSCO 70	Jackup	1981/1996/2014	Hitachi K1032N	250'/30,000	United Kingdom	Cold stacked
ENSCO 71	Jackup	1982/1995/2012	Hitachi K1032N	225'/25,000'	Denmark	Under contract
ENSCO 72	Jackup	1981/1996	Hitachi K1025N	225'/25,000'	Netherlands	Under contract
ENSCO 75	Jackup	1999	MLT Super 116-C	400'/30,000'	Gulf of Mexico	Under contract
ENSCO 76	Jackup	2000	MLT Super 116-C	350'/30,000'	Saudi Arabia	Under contract
ENSCO 80	Jackup	1978/1995	MLT 116-CE	225'/30,000'	United Kingdom	Under contract
ENSCO 81	Jackup	1979/2003	MLT 116-C	350'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 82	Jackup	1979/2003	MLT 116-C	300'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 84	Jackup	1981/2005/2012	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 86	Jackup	1981/2006	MLT 82-SD-C	250'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 87	Jackup	1982/2006	MLT 116-C	350'/25,000'	Gulf of Mexico	Under contract
ENSCO 88	Jackup	1982/2004/2014	MLT 82-SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 90	Jackup	1982/2002	MLT 82-SD-C	250'/25,000'	Gulf of Mexico	Cold stacked
ENSCO 92	Jackup	1982/1996	MLT 116-C	225'/25,000'	United Kingdom	Under contract

Rig Name	Rig Type	Year Built/ Rebuilt	Design	Maximum Water Depth/ Drilling Depth	Location	Customer
Jackups
ENSCO 96	Jackup	1982/1997/2012	Hitachi 250-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 97	Jackup	1980/1997/2012	MLT 82 SD-C	250'/25,000'	Saudi Arabia	Under contract
ENSCO 99	Jackup	1985/2005	MLT 82 SD-C	250'/30,000'	Gulf of Mexico	Cold stacked
ENSCO 100	Jackup	1987/2009	MLT 150-88-C	350'/30,000	United Kingdom	Under contract
ENSCO 101	Jackup	2000	KFELS MOD V-A	400'/30,000'	Netherlands	Under contract
ENSCO 102	Jackup	2002	KFELS MOD V-A	400'/30,000'	United Kingdom	Available
ENSCO 104	Jackup	2002	KFELS MOD V-B	400'/30,000'	UAE	Under contract
ENSCO 105	Jackup	2002	KFELS MOD V-B	400'/30,000'	Singapore	Cold stacked
ENSCO 106	Jackup	2005	KFELS MOD V-B	400'/30,000'	Malaysia	Available
ENSCO 107	Jackup	2006	KFELS MOD V-B	400'/30,000'	Australia	Under contract
ENSCO 108	Jackup	2007	KFELS MOD V-B	400'/30,000'	Thailand	Under contract
ENSCO 109	Jackup	2008	KFELS MOD V-Super B	350'/35,000'	Angola	Under contract
ENSCO 110	Jackup	2015	KFELS MOD V-B	400'/30,000'	UAE	Available
ENSCO 120	Jackup	2013	KFELS Super A	400'/40,000'	United Kingdom	Available
ENSCO 121	Jackup	2013	KFELS Super A	400'/40,000'	Denmark	Under contract
ENSCO 122	Jackup	2014	KFELS Super A	400'/40,000'	Netherlands	Under contract
ENSCO 123	Jackup	2018	KFELS Super A	400'/40,000'	Singapore	Under construction(2)
ENSCO 140	Jackup	2016	Cameron Letourneau Super 116E	400'/30,000'	UAE	Available
ENSCO 141	Jackup	2016	Cameron Letourneau Super 116E	400'/30,000'	UAE	Available

(1)
Prior to stacking, upfront steps are taken to preserve the rig. This may include a quayside power source to dehumidify key equipment and/or provide electric current to the hull to prevent corrosion. Also, certain equipment may be removed from the rig for storage in a temperature-controlled environment. While stacked, large equipment that remains on the rig is periodically inspected and maintained by Ensco personnel. These steps are designed to reduce time and lower cost to reactivate the rig when market conditions improve.

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

Floater rigs consist of drillships and semisubmersibles. Drillships are maritime vessels that have been outfitted with drilling apparatus.  Drillships are self-propelled and can be positioned over a drill site through the use of a computer-controlled propeller or "thruster" (dynamic positioning) system.  Our drillships are capable of drilling in water depths of 10,000 feet or less and are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.  Although drillships are most often used for deepwater drilling and exploratory well drilling, drillships can also be used as a platform to carry out well maintenance or completion work such as casing and tubing installation or subsea tree installations.

Semisubmersibles are mobile offshore drilling units with pontoons and columns that are partially submerged at the drilling location to provide added stability during drilling operations. Semisubmersibles are held in a fixed location over the ocean floor either by being anchored to the sea bottom with mooring chains (moored semisubmersible rig) or dynamically positioned by computer-controlled propellers or "thrusters" (dynamically positioned semisubmersible rig) similar to that used by our drillships.  Moored semisubmersibles are most commonly used for drilling in water depths of 4,499 feet or less.  However, ENSCO 5006, which is a moored semisubmersible, is capable of deepwater drilling in water depths greater than 5,000 feet.  Dynamically positioned semisubmersibles generally are outfitted for drilling in deeper water depths and are well-suited for deepwater development and exploratory well drilling. Further, we have two hybrid semisubmersibles, ENSCO 8503 and ENSCO 8505, which leverage both moored and dynamically positioned configurations. This hybrid design provides multi-faceted drilling solutions to customers with both shallow water and deepwater requirements.

Jackup rigs stand on the ocean floor with their hull and drilling equipment elevated above the water on connected leg supports. Jackups are generally preferred over other rig types in shallow water depths of 400 feet or less, primarily because jackups provide a more stable drilling platform with above water well control equipment. Our jackups are of the independent leg design where each leg can be fixed into the ocean floor at varying depths and equipped with a cantilever that allows the drilling equipment to extend outward from the hull over fixed platforms enabling safer drilling of both exploratory and development wells. The jackup hull supports the drilling equipment, jacking system, crew quarters, storage and loading facilities, helicopter landing pad and related equipment and supplies.

Over the life of a typical rig, many of the major systems are replaced due to normal wear and tear or technological advancements in drilling equipment. We believe all our rigs are in good condition. As of February 28, 2017, we owned all rigs in our fleet. We also manage the drilling operations for two rigs owned by third-parties.

We lease our executive offices in London, England in addition to office space in Houston, Texas, Aberdeen, Australia, Brunei, Denmark, Dubai, Holland, Indonesia, Malaysia, Malta, Mexico, Saudi Arabia, Singapore, Thailand, Vietnam and several additional international locations. We own offices and other facilities in Louisiana, Angola and Brazil.

Item 3.  Legal Proceedings

Brazil Internal Investigation

Pride International LLC, formerly Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil in 2001. In 2008, Pride entered into a drilling services agreement with Petrobras (the "DSA") for ENSCO DS-5, a drillship ordered from Samsung Heavy Industries, a shipyard in South Korea ("SHI"). Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition of Pride, Ensco conducted similar compliance reviews, the most recent of which commenced in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras.

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
On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "-DSA Dispute" below for additional information.
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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our consolidated balance sheet as of December 31, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

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

     Pride has received preliminary inquiries from governmental authorities of certain countries referenced in its settlements with the DOJ and SEC. We could face additional fines, sanctions and other penalties from authorities in these and other relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in certain jurisdictions and the seizure of rigs or other assets. At this stage of such inquiries, we are unable to determine what, if any, legal liability may result. Our customers in certain jurisdictions could seek to impose penalties or take other actions adverse to our business. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other stakeholders. In addition, disclosure of the subject matter of the investigations and settlements could adversely affect our reputation and our ability to obtain new business or retain existing business, to attract and retain employees and to access the capital markets.

We cannot currently predict what, if any, actions may be taken by any other applicable government or other authorities or our customers or other third parties or the effect any such actions may have on our financial position, operating results or cash flows.

Asbestos Litigation

We and certain subsidiaries are currently named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 32 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. The settlement documents for these lawsuits have been processed, and the cases have been dismissed.

We intend to vigorously defend against the remaining lawsuits and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. We expect final disposition of these lawsuits to be immaterial to our financial position, operating results and cash flows.

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $190,000 liability related to these matters was included in accrued liabilities and other on our consolidated balance sheet as of December 31, 2016.

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
Market Information
The following table provides the high and low sales price of our Class A ordinary shares, par value U.S. $0.10 per share, for each period indicated during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016 High	$16.10	$12.36	$10.89	$12.03	$16.10
2016 Low	$7.25	$9.00	$6.50	$7.19	$7.19

2015 High	$32.28	$28.40	$22.21	$18.93	$32.28
2015 Low	$19.78	$21.04	$13.42	$13.26	$13.26

Our Class A ordinary shares are traded on the NYSE under the ticker symbol "ESV." Many of our shareholders hold shares electronically, all of which are owned by a nominee of DTC. We had 75 shareholders of record on February 1, 2017.

Dividends

The following table provides the quarterly cash dividend per share declared and paid during the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016	$.01	$.01	$.01	$.01	$0.04
2015	$.15	$.15	$.15	$.15	$0.60

Our Board of Directors declared a $0.01 quarterly cash dividend for the first quarter of 2017. We currently intend to continue paying dividends for the foreseeable future. However, the declaration and amount of future dividends is at the discretion of our Board of Directors and could change in future periods. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to improve our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

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

These paragraphs may not relate to certain classes of holders or beneficial owners of shares, such as our employees or directors, persons who are connected with us, persons who could be treated for U.K. tax purposes as holding their shares as carried interest, insurance companies, charities, collective investment schemes, pension schemes, trustees or persons who hold shares other than as an investment, or U.K. resident individuals who are not domiciled in the U.K. or who are subject to split-year treatment.

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

The tax treatment of dividends paid by the Company to individual shareholders is as follows:

•	dividends paid by the Company will not carry a tax credit,

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

The main rate of corporation tax payable with respect to dividends received from us in the financial year 2016 is 20%, and will be 19% for the financial year 2017. If dividends paid by us fall within any of the exemptions from U.K. corporation tax set out in Part 9A of the U.K. Corporation Tax Act 2009, the receipt of the dividend by a corporate shareholder generally will be exempt from U.K. corporation tax. Generally, the conditions for one or more of those exemptions from U.K. corporation tax on dividends paid by us should be satisfied, although the conditions that must be satisfied in any particular case will depend on the individual circumstances of the relevant corporate shareholder.

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

U.K. Capital Gains Tax - A disposal of shares by an individual shareholder who is resident in the U.K. may, depending on his or her individual circumstances, give rise to a taxable capital gain or an allowable loss for the purposes of U.K. capital gains tax (“CGT”). An individual shareholder who temporarily ceases to be resident or ordinarily resident in the U.K. for a period of less than five years and who disposes of his or her shares during that period of temporary non-residence may be liable for CGT on a taxable capital gain accruing on the disposal on his or her return to the U.K. under certain anti-avoidance rules.

An individual shareholder who is not resident in the U.K. will not be subject to CGT on capital gains arising on the disposal of their shares, unless that shareholder carries on a trade, profession or vocation in the U.K. through a branch or agency in the U.K. and the shares were acquired, used in or for the purposes of the branch or agency or used in or for the purposes of the trade, profession or vocation carried on by the shareholder through the branch or agency. In these circumstances, the relevant non-U.K. resident shareholder may, depending on his or her individual circumstances, be subject to CGT on chargeable gains arising from a disposal of his or her shares. The rate of CGT in the tax year 2016/2017 is 10% for basic rate taxpayers and 20% for higher and additional rate taxpayers, and is expected to be the same in the tax year 2017/2018.

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

The financial year for U.K. corporation tax purposes runs from April 1 to March 31. The main rate of U.K. corporation tax on chargeable gains is 20% in the financial year 2016 and 19% in the financial year 2017. Corporate shareholders will be entitled to an indexation allowance in computing the amount of a chargeable gain accruing on a disposal of the shares, which will provide relief for the effects of inflation by reference to movements in the U.K. retail price index.

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

Issuer Purchases of Equity Securities

The following table provides a summary of our repurchases of our equity securities during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

October 1 - October 31	4,472	$8.06	—	$2,000,000,000
November 1 - November 30	18,338	$8.33	—	$2,000,000,000
December 1 - December 31	6,999	$10.00	—	$2,000,000,000
Total	29,809	$8.68	—

(1)
During the quarter ended December 31, 2016, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates in May 2018.

Performance Chart

The chart below presents a comparison of the five-year cumulative total return, assuming $100 invested on December 31, 2011 for Ensco plc, the Standard & Poor's MidCap 400 Index, the Standard & Poor's 500 Stock Price Index and a self-determined peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. Since Ensco operates exclusively as an offshore drilling company, a self-determined peer group composed exclusively of major offshore drilling companies has been included as a comparison.* Ensco is no longer part of the Standard & Poor's 500 Stock Price Index. The Standard & Poor's MidCap 400 Index includes Ensco and has been included as a comparison.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Ensco plc, the S&P MidCap 400 Index, the S&P 500 Index and Peer Group

220
200
180
160
140
120
100
80
60
40
20
0
2011
2012
2013
2014
2015
2016
Ensco plc
S&P MidCap 400
S&P 500
Peer Group

(1)100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16

Ensco plc	100.0	129.9	130.2	73.0	38.7	24.5
S&P MidCap 400	100.0	117.9	157.4	172.7	169.0	204.0
S&P 500	100.0	116.0	153.6	174.6	177.0	198.2
Peer Group	100.0	120.3	133.3	61.1	34.9	34.3
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Consolidated Statement of Operations Data
Revenues	$2,776.4	$4,063.4	$4,564.5	$4,323.4	$3,638.8
Operating expenses
Contract drilling (exclusive of depreciation)	1,301.0	1,869.6	2,076.9	1,947.1	1,642.8
Loss on impairment	—	2,746.4	4,218.7	—	—
Depreciation	445.3	572.5	537.9	496.2	443.8
General and administrative	100.8	118.4	131.9	146.8	148.9
Operating income (loss)	929.3	(1,243.5)	(2,400.9)	1,733.3	1,403.3
Other income (expense), net	68.2	(227.7)	(147.9)	(100.1)	(98.6)
Income tax expense (benefit)	108.5	(13.9)	140.5	203.1	228.6
Income (loss) from continuing operations	889.0	(1,457.3)	(2,689.3)	1,430.1	1,076.1
Income (loss) from discontinued operations, net(1)	8.1	(128.6)	(1,199.2)	(2.2)	100.6
Net income (loss)	897.1	(1,585.9)	(3,888.5)	1,427.9	1,176.7
Net income attributable to noncontrolling interests	(6.9)	(8.9)	(14.1)	(9.7)	(7.0)
Net income (loss) attributable to Ensco	$890.2	$(1,594.8)	$(3,902.6)	$1,418.2	$1,169.7
Earnings (loss) per share – basic
Continuing operations	$3.10	$(6.33)	$(11.70)	$6.09	$4.62
Discontinued operations	0.03	(0.55)	(5.18)	(0.01)	0.43
	$3.13	$(6.88)	$(16.88)	$6.08	$5.05
Earnings (loss) per share - diluted
Continuing operations	$3.10	$(6.33)	$(11.70)	$6.08	$4.61
Discontinued operations	0.03	(0.55)	(5.18)	(0.01)	0.43
	$3.13	$(6.88)	$(16.88)	$6.07	$5.04
Net income (loss) attributable to Ensco shares - Basic and Diluted	$873.6	$(1,596.8)	$(3,910.5)	$1,403.1	$1,157.4
Weighted-average shares outstanding
Basic	279.1	232.2	231.6	230.9	229.4
Diluted	279.1	232.2	231.6	231.1	229.7
Cash dividends per share	$0.04	$0.60	$3.00	$2.25	$1.50

(1)	See Note 10 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on discontinued operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheet and Cash Flow Statement Data
Working capital	$2,424.9	$1,509.6	$1,788.9	$466.9	$720.4
Total assets	14,374.5	13,610.5	16,023.3	19,446.8	18,554.7
Long-term debt, net of current portion	4,942.6	5,868.6	5,868.1	4,709.3	4,797.7
Ensco shareholders' equity	8,250.6	6,512.9	8,215.0	12,791.6	11,846.4
Cash flows from operating activities of continuing operations	1,077.4	1,697.9	2,057.9	1,811.2	1,954.6

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 57 rigs, with drilling operations in most of the strategic markets around the globe. We also have two rigs under construction. Our rig fleet includes eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 38 jackup rigs, including rigs under construction.  We operate the world's second largest fleet amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry, and a leading premium jackup fleet.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations spanning 14 countries on six continents. The markets in which we operate include the U.S. Gulf of Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews for which we receive a daily rate that may vary throughout the duration of the contractual term. The day rate we earn can vary between the full day rate and zero rate, depending on the operations of the rig. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site.

Our Industry

Operating results in the offshore contract drilling industry are highly cyclical and directly related to the demand for drilling rigs and the available supply of drilling rigs. Low demand and excess supply can independently affect day rates and utilization of drilling rigs. Therefore, adverse changes in either of these factors can result in adverse changes in our industry. While the cost of moving a rig and the availability of rig-moving vessels may cause the balance of supply and demand to vary somewhat between regions, significant variations between regions are generally of a short-term nature due to rig mobility.

Drilling Rig Demand

Demand for drilling rigs is directly related to the regional and worldwide levels of offshore exploration and development spending by oil and gas companies, which is highly cyclical and beyond our control.  Offshore exploration and development spending may fluctuate substantially from year-to-year and from region-to-region.

The contracting environment remained very challenging for offshore drilling contractors during 2016 with customers requesting contract concessions or terminating drilling contracts. Crude oil prices ranged from a 12-year low of $26 to $55 per barrel during 2016. The sustained decline in oil prices from 2014 highs caused a significant decline in the demand for offshore drilling services as many projects became uneconomical, resulting in fewer market tenders in recent periods. Operators significantly reduced their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment. Declines in capital spending levels, together with the oversupply of rigs, have resulted in significantly reduced day rates and utilization. Although oil prices have stabilized between $45 and $55 per barrel, we do not expect a meaningful improvement in demand for offshore drilling services in the near term. When market conditions improve, we expect jackup demand to improve first as shallow-water drilling is typically shorter term in nature, requires less capital investment and generally presents less risk to operators.

In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. The intense pressure on operating day rates has resulted in rates that approximate, or are slightly lower than, direct operating expenses. In addition, we are seeing increased pressure to accept other less favorable contractual and commercial terms, including reduced or no mobilization and/or demobilization fees; reduced or zero day rates during downtime; reduced standby, redrill and moving rates and limited periods in which such rates are payable; caps on reimbursements for downhole tools; reduced periods to remediate equipment breakdowns or other deviations from contractual standards of performance before the operator may terminate the contract; certain limitations on our ability to be indemnified; increases in the nature and amounts of liability allocated to us; and reduced early termination fees and/or termination notice periods.

We expect 2017 to be a challenging year for drilling contractors as current contracts expire and new contracts are executed at lower rates. While commodity prices have improved, they have not yet improved to a level that provides stability in the market sufficient to support additional demand. Should commodity prices decline from current levels, we will likely experience a further reduction in demand for our services, and revenues will continue to be adversely affected through lower rig utilization and day rates.  We believe the current market dynamics will not change until we see a sustained meaningful recovery in commodity prices sufficient to bring customer demand into balance with rig supply.

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

Drilling Rig Supply

In the current market, drilling rig supply significantly exceeds drilling rig demand for both floaters and jackups. The decline in customer capital expenditure budgets has led to a lack of contracting opportunities resulting in the retirement of 75 floaters since the beginning of the downturn. Approximately 40 marketed floaters older than 30 years are idle, and approximately 30 additional floaters older than 30 years have contracts expiring by the end of 2018 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.

Since the beginning of the downturn, drilling contractors have retired 31 jackups. Approximately 90 marketed jackups older than 30 years are idle, and approximately 65 jackups that are 30 years or older have contracts expiring by the end of 2017 without follow-on work. Expenditures required to recertify these aging rigs may prove cost prohibitive and drilling contractors may instead elect to scrap or cold-stack these rigs. We expect jackup scrapping and cold-stacking to accelerate during 2017 and into 2018.

When demand for offshore drilling ultimately improves, we expect that newer, more capable rigs will be the first to obtain contract awards, increasing the likelihood that older stacked rigs do not return to the active fleet.

There are approximately 45 competitive newbuild drillships and semisubmersibles reported to be under construction, of which approximately 30 are scheduled to be delivered before the end of 2017. Most newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.

There are approximately 100 competitive newbuild jackups reported to be under construction, of which approximately 70 are scheduled to be delivered before the end of 2017. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Liquidity, Backlog and Debt Maturities

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.25 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, dividends and working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. During 2016, we executed several transactions to maximize our liquidity in the near term.

Equity Transactions

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of $585.5 million.

In October 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% senior notes due 2044. The exchange resulted in a gain on debt extinguishment of $8.8 million.

Cash and Debt

Throughout 2016, we used proceeds from the April 2016 equity offering and cash on hand to repurchase $1.1 billion of outstanding debt for $863.9 million through tender offers and open market repurchases. We recognized a gain on debt extinguishment of $279.0 million net of discounts, premiums, debt issuance costs and transaction costs.

In December 2016, we completed a private placement of $849.5 million of 3.00% exchangeable senior notes due 2024 for net proceeds of $822.8 million.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of outstanding debt with $332.5 million of net proceeds from the December 2016 exchangeable senior notes offering and $332.0 million of newly issued 8.00% senior notes due 2024.

As of December 31, 2016, we had $5.3 billion in total debt outstanding, representing 39.0% of our total capitalization. Following the settlement of the exchange transaction in January 2017, our outstanding debt declined to $4.9 billion, representing 37.5% of our total capitalization. Our next debt maturity is in 2019 with an aggregate principal amount of $292.2 million, followed by additional maturities in 2020, 2021 and 2024 with aggregate principal amounts of $551.0 million, $309.1 million and $1.8 billion, respectively.

As of December 31, 2016, we have $2.6 billion in cash and cash equivalents and short-term investments and a $2.25 billion senior unsecured revolving credit facility (the “Credit Facility”) to be used for general corporate purposes with a term that expires in September 2019. In October 2016, we extended the maturity of $1.13 billion of the $2.25 billion Credit Facility commitment for one year to September 2020. The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

Backlog

As of December 31, 2016, our backlog was $3.6 billion as compared to $5.8 billion as of December 31, 2015. Our backlog declined primarily due to revenues realized during the year and various contract day rate concessions and terminations, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows during 2017.

Drilling Rig Construction and Delivery

We remain focused on our long-established strategy of high-grading our fleet. We will continue to invest in the expansion of our fleet where we believe strategic opportunities exist.  During the three-year period ended December 31, 2016, we invested approximately $2.1 billion in the construction of new drilling rigs.

We believe our remaining capital commitments will primarily be funded from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Floaters

We previously entered into agreements with Samsung Heavy Industries to construct three ultra-deepwater drillships (ENSCO DS-8, ENSCO DS-9 and ENSCO DS-10). During 2015, we accepted delivery of ENSCO DS-8 and ENSCO DS-9. ENSCO DS-8 was delivered during the third quarter and commenced drilling operations under a long-term contract in Angola during the fourth quarter. ENSCO DS-9 was delivered during the second quarter and is uncontracted following receipt of a notice of termination for convenience from our customer. During 2015, we agreed with the shipyard to delay delivery of ENSCO DS-10 until the first quarter of 2017. In January 2017, we agreed to further delay delivery of ENSCO DS-10 and $75.0 million of the final milestone payment until the first quarter of 2019 or such earlier date that we elect to take delivery. ENSCO DS-9 and ENSCO DS-10 are being actively marketed.

Jackups

During 2014, we entered into an agreement with Lamprell to construct two premium jackup rigs. ENSCO 140 and ENSCO 141 are significantly enhanced versions of the LeTourneau Super 116E jackup design and will incorporate our patented Canti-Leverage AdvantageSM technology. ENSCO 140 and ENSCO 141 were delivered during the third and fourth quarters of 2016, respectively. Both rigs are currently uncontracted and are being actively marketed. As part of our agreement with Lamprell, these rigs will be warm stacked in the shipyard at no additional cost to us for up to two years.

We previously entered into agreements with KFELS to construct four ultra-premium harsh environment jackup rigs (ENSCO 120, ENSCO 121, ENSCO 122 and ENSCO 123) and a premium jackup rig (ENSCO 110). ENSCO 120 was delivered during the third quarter of 2013, ENSCO 121 was delivered during the fourth quarter of 2013, ENSCO 122 was delivered during the third quarter of 2014 and ENSCO 110 was delivered during the second quarter of 2015. During the first quarter of 2016, we agreed with the shipyard to delay delivery of ENSCO 123 until the first quarter of 2018. ENSCO 123 is currently uncontracted.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations and de-emphasize other assets and operations that are not part of our long-term strategic plan or that no longer meet our standards for economic returns. Consistent with this strategy, we sold 11 jackup rigs, three dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and two drillships during the three-year period ended December 31, 2016. We are marketing for sale two rigs, which were classified as held-for-sale in our consolidated financial statements as of December 31, 2016.

BUSINESS ENVIRONMENT

Floaters

Excluding the impact of lump-sum termination payments, floater revenues declined by $770.9 million, or 33%, primarily due to fewer days under contract across our floater fleet, contract terminations and sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1, lower average day rates and lower revenues from ENSCO DS-5. The decline in revenue was partially offset by a $327.8 million, or 31%, decline in contract drilling expense primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating costs.

During the year, we executed contract extensions for ENSCO 5004 and ENSCO 5006 at lower rates. We agreed to reduce the ENSCO 6001 contracted rate and early terminate ENSCO 6003 and ENSCO 6004 in exchange for an extension of the ENSCO 6002 contract term at a reduced rate.

We received an early termination notice on ENSCO 8505 and agreed to lump-sum settlements of ongoing obligations for ENSCO DS-9 and ENSCO 8503. We also received an early termination notice on ENSCO DS-7 whereby the drilling contract obligates the customer to pay us termination fees at 75% of the operating rate through November 2017. These fees will be defrayed should we re-contract the rig over the remainder of the original contract term. In addition, we sold five floaters for scrap value resulting in insignificant pre-tax gains and losses, two of which were included in discontinued operations, net, in our consolidated statements of operations.

Jackups

     Jackup revenues declined by $516.1 million, or 36%, primarily due to fewer days under contract across our jackup fleet and lower average day rates. This decline in revenue was partially offset by a $176.7 million, or 25%, decline in contract drilling expense due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses.

During the year, we agreed to reduced rates on our jackups contracted with Saudi Aramco and received early termination notices on ENSCO 72, ENSCO 75, ENSCO 83 and ENSCO 110. In addition, we sold four jackups for scrap value resulting in insignificant pre-tax gains, one of which was included in discontinued operations, net, in our consolidated statements of operations.

We reached an agreement with our ENSCO 54, ENSCO 88 and ENSCO 94 customer to extend the terms of these contracts for five, three and five years, respectively. We subsequently reached an agreement with our customer to substitute ENSCO 84 for ENSCO 94 for the duration of the contract. Additionally, we executed a five-year contract for ENSCO 106 and executed several contracts with various customers for ENSCO 67, ENSCO 72, ENSCO 80 and ENSCO 101 with terms ranging from six to 18 months.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Revenues	$2,776.4	$4,063.4	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	1,301.0	1,869.6	2,076.9
Loss on impairment	—	2,746.4	4,218.7
Depreciation	445.3	572.5	537.9
General and administrative	100.8	118.4	131.9
Operating income (loss)	929.3	(1,243.5)	(2,400.9)
Other income (expense), net	68.2	(227.7)	(147.9)
Provision for income taxes	108.5	(13.9)	140.5
Income (loss) from continuing operations	889.0	(1,457.3)	(2,689.3)
Income (loss) from discontinued operations, net	8.1	(128.6)	(1,199.2)
Net income (loss)	897.1	(1,585.9)	(3,888.5)
Net income attributable to noncontrolling interests	(6.9)	(8.9)	(14.1)
Net income (loss) attributable to Ensco	$890.2	$(1,594.8)	$(3,902.6)

During 2016, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during the year and ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments totaling $129.0 million received during 2015, revenues declined by $1,363.0 million, or 35%, as compared to the prior year. The decline was primarily due to fewer days under contract across our fleet, lower average day rates, contract terminations and sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1, and lower revenues from ENSCO DS-5. The decline in revenues was partially offset by the commencement of ENSCO DS-8 drilling operations and revenue generated from semisubmersible rigs that were undergoing shipyard projects during 2015.

Contract drilling expenses declined by $568.6 million, or 30%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses as well as contract terminations and sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by ENSCO DS-8 contract drilling expense.

During 2015, excluding the impact of ENSCO DS-4 and DS-9 lump-sum termination payments totaling $129.0 million received during the year, revenues and contract drilling expense declined by $630.1 million, or 14%, and $207.3 million, or 10%, respectively, as compared to the prior year. The decline in revenues was primarily due to fewer days under contract across our fleet, lower average day rates and lower revenues from ENSCO DS-5. The decline in contract drilling expense was due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses.

During 2015, we recorded a non-cash loss on impairment totaling $2,746.4 million, of which $2,470.3 million related to impairment of certain floaters and jackups and $276.1 million related to impairment of floater and jackup goodwill. During 2014, we recorded a non-cash loss on impairment totaling $4,218.7 million, of which $2,997.9 million related to impairment of our floater goodwill and $1,220.8 million related to impairment of certain floaters and jackups.

General and administrative expenses declined by $17.6 million, or 15%, in 2016 as compared to 2015 and $13.5 million, or 10%, in 2015 as compared to 2014 primarily due to lower shore-based headcount levels and various other cost control initiatives.

Other income (expense), net, included pre-tax gains on debt extinguishment of $287.8 million related to debt repurchases and the exchange of equity for debt, and losses of $33.5 million related to make-whole premiums on our 2015 debt redemption during the years ended December 31, 2016 and 2015, respectively.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
Floaters(1)(2)	19	22	20
Jackups(2)(3)	36	36	36
Under construction(2)	2	4	7
Held-for-sale(3)(4)	2	6	7
Total	59	68	70

(1)	During 2016, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004.

(2)	During 2016, we accepted delivery of two high-specification jackup rigs (ENSCO 140 and ENSCO 141). Both of these rigs are uncontracted.

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

(3)	During 2016, we classified ENSCO 53 and ENSCO 94 as held-for-sale. During 2015, we classified ENSCO 91 as held-for-sale.

(4)	During 2016, we sold ENSCO DS-2, ENSCO 6000, ENSCO 53, ENSCO 58, ENSCO 91 and ENSCO 94. During 2015, we sold ENSCO 5001 and ENSCO 5002.

The following table summarizes our rig utilization and average day rates from continuing operations by reportable segment for each of the years in the three-year period ended December 31, 2016:

	2016	2015	2014
Rig Utilization(1)
Floaters	54%	69%	79%
Jackups	60%	73%	89%
Total	58%	72%	85%
Average Day Rates(2)
Floaters	$359,758	$416,346	$456,023
Jackups	110,682	136,451	140,033
Total	$192,427	$233,325	$242,884

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

Segment information for each of the years in the three-year period ended December 31, 2016 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income (loss) and were included in "Reconciling Items."

Year Ended December 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$1,771.1	$929.5	$75.8	$2,776.4	$—	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	725.0	516.8	59.2	1,301.0	—	1,301.0
Depreciation	304.1	123.7	—	427.8	17.5	445.3
General and administrative	—	—	—	—	100.8	100.8
Operating income	$742.0	$289.0	$16.6	$1,047.6	$(118.3)	$929.3

Year Ended December 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,466.0	$1,445.6	$151.8	$4,063.4	$—	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,052.8	693.5	123.3	1,869.6	—	1,869.6
Loss on impairment	1,778.4	968.0		2,746.4	—	2,746.4
Depreciation	382.4	175.7	—	558.1	14.4	572.5
General and administrative	—	—	—	—	118.4	118.4
Operating (loss) income	$(747.6)	$(391.6)	$28.5	$(1,110.7)	$(132.8)	$(1,243.5)

Year Ended December 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total

Revenues	$2,697.6	$1,774.6	$92.3	$4,564.5	$—	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	1,201.2	807.4	68.3	2,076.9	—	2,076.9
Loss on impairment	3,982.3	236.4	—	4,218.7	—	4,218.7
Depreciation	358.1	171.2	—	529.3	8.6	537.9
General and administrative	—	—	—	—	131.9	131.9
Operating (loss) income	$(2,844.0)	$559.6	$24.0	$(2,260.4)	$(140.5)	$(2,400.9)

Floaters

During 2016, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during the year and ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments totaling $129.0 million received during 2015, revenues declined by $770.9 million, or 33%, primarily due to fewer days under contract across the fleet, lower average day rates and contract terminations and sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by the commencement of ENSCO DS-8 drilling operations and revenue generated from rigs that were undergoing shipyard projects during 2015.

Contract drilling expense declined by $327.8 million, or 31%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses as well as contract terminations and sale of ENSCO 6003, ENSCO 6004 and ENSCO DS-1. This decline was partially offset by ENSCO DS-8 contract drilling expense.

Depreciation expense declined by $78.3 million, or 20%, primarily due to lower depreciation expense on floaters that were impaired during 2015, partially offset by the addition of ENSCO DS-8 to the active fleet.

During 2015, excluding the impact of ENSCO DS-4 and ENSCO DS-9 lump-sum termination payments totaling $129.0 million received during the year, revenues declined by $360.6 million, or 13%, as compared to the prior year. The decline in revenues was primarily due to fewer days under contract across the fleet, lower average day rates and lower revenues from ENSCO DS-5. This decline was partially offset by revenue generated from ENSCO 5004, ENSCO 5005 and ENSCO 5006, all of which were undergoing capital enhancement projects during 2014, and the addition of ENSCO DS-8 to our fleet.

Contract drilling expense declined by $148.4 million, or 12%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses. This decline was partially offset by higher contract drilling expense for the aforementioned semisubmersible rigs that were undergoing capital enhancement projects during 2014 and contract drilling expense for ENSCO DS-8 and ENSCO DS-9.

During 2015, we recognized a non-cash loss on impairment totaling $1.8 billion, of which $1.7 billion related to impairment of certain floaters and $83.5 million related to impairment of our remaining floater goodwill. During 2014, we recorded a non-cash loss on impairment totaling $4.0 billion, of which $3.0 billion related to the impairment of our floater goodwill and $1.0 billion related to the impairment of certain floaters.

Jackups

During 2016, revenues declined by $516.1 million, or 36%, as compared to the prior year. The decline in revenues was primarily due to lower average day rates and fewer days under contract across our fleet.

Contract drilling expense declined by $176.7 million, or 25%, as compared to the prior year due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses. This decline was partially offset by deferred gain amortization on the sale of ENSCO 83, ENSCO 89 and ENSCO 98 during 2015.

Depreciation expense declined by $52.0 million, or 30%, as compared to the prior year primarily due to lower depreciation expense on jackups that were impaired during 2015. The decline was partially offset by the addition of ENSCO 110 to the active fleet.

During 2015, revenues declined by $329.0 million, or 19%, as compared to the prior year.  The decline in revenues was primarily due to fewer days under contract across our fleet, the sale of ENSCO 83, ENSCO 89 and ENSCO 98 and a decline in average day rates.  This decline was partially offset by the commencement of ENSCO 110 drilling operations during 2015 and ENSCO 120, ENSCO 121 and ENSCO 122 drilling operations during 2014.

Contract drilling expense declined by $113.9 million, or 14%, as compared to the prior year primarily due to rig stackings and other cost control initiatives that reduced personnel costs and other daily rig operating expenses. Contract drilling expense also declined due to the sale of the aforementioned jackup rigs, partially offset by recent additions to the jackup fleet. Depreciation expense increased by $4.5 million, or 3%, primarily due to the additions to our fleet.

During 2015, we recorded a non-cash loss on impairment totaling $968.0 million, of which $775.4 million related to impairment of certain jackups and $192.6 million related to impairment of jackup goodwill. During 2014, we recorded a non-cash loss on impairment of $236.4 million related to the impairment of certain jackups.

Impairment of Long-Lived Assets and Goodwill

See Note 3 and Note 8 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on impairment of long-lived assets and goodwill, respectively.

Other Income (Expense), Net

The following table summarizes other income (expense), net, for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Interest income	$13.8	$9.9	$13.0
Interest expense, net:
Interest expense	(274.5)	(303.7)	(239.6)
Capitalized interest	45.7	87.4	78.2
	(228.8)	(216.3)	(161.4)
Other, net	283.2	(21.3)	0.5
	$68.2	$(227.7)	$(147.9)

Interest income during 2016 increased as compared to the prior year as a result of higher short-term investment balances. Interest income during 2015 declined as compared to the prior year primarily due to declining outstanding principal amounts due from customers for reimbursement of mobilization and upgrade costs on certain long-term drilling contracts.

Interest expense during 2016 declined by $29.2 million, or 10%, as compared to the prior year due to the reduction of $1.2 billion of debt through repurchases and exchange. Interest expense during 2015 increased by $64.1 million, or 27%, as compared to the prior year due to the issuance of senior notes in March 2015 and September 2014, partially offset by the redemption of our 3.25% senior notes due 2016 ("2016 Senior Notes") and our U.S. Maritime Administration ("MARAD") obligations.

Interest expense capitalized during 2016 declined $41.7 million, or 48%, as compared to the prior year due to newbuild rigs placed into service during 2015 and 2016. Interest expense capitalized during 2015 increased $9.2 million, or 12%, as compared to the prior year due to an increase in the average outstanding amount of capital invested in newbuild construction.

Other, net, during 2016 included pre-tax gains on debt extinguishment of $287.8 million related to debt repurchases and exchange. Other, net, during 2015 included a pre-tax loss of $33.5 million related to the extinguishment of our 2016 Notes and our MARAD obligations.  This loss was partially offset by a $6.4 million gain on settlement of outstanding tax indemnification liabilities.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $6.0 million of losses, $5.4 million of gains and $2.6 million of losses, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Net unrealized gains of $1.8 million, $700,000 and $2.3 million from marketable securities held in our supplemental executive retirement plans ("SERP") were included in other, net, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value measurement of our marketable securities held in the SERP is presented in Note 2 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data".

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

Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in profitability levels and changes in tax laws, our annual effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Further, we may continue to incur income tax expense in periods in which we operate at a loss.

During the years ended December 31, 2016, 2015 and 2014, we recorded income tax expense of $108.5 million, income tax benefit of $13.9 million and income tax expense of $140.5 million, respectively. Our consolidated effective income tax rates were 10.9%, 0.9% and (5.5)% during the same periods, respectively.

Our 2016 consolidated effective income tax rate includes the impact of various discrete tax items, including a $16.9 million tax expense resulting from net gains on the repurchase of various debt during the year, the recognition of an $8.4 million net tax benefit relating to the sale of various rigs, a $5.5 million tax benefit resulting from a net reduction in the valuation allowance on U.S. foreign tax credits and a net $5.3 million tax benefit associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years.

Our consolidated effective income tax rate for 2015 includes the impact of various discrete tax items, primarily related to a $192.5 million tax benefit associated with rig impairments and an $11.0 million tax benefit resulting from the reduction of a valuation allowance on U.S. foreign tax credits.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rates for the years ended December 31, 2016, 2015 and 2014 were 20.3%, 16.0% and 10.7%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Divestitures

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations. We continually assess our rig portfolio and actively work with our rig broker to market certain rigs that no longer meet our standards for economic returns or are not part of our long-term strategic plan.

Prior to 2015, individual rig disposals were classified as discontinued operations once the rigs met the criteria to be classified as held-for-sale. The operating results of the rigs through the date the rig was sold as well as the gain or loss on sale were included in results from discontinued operations, net, in our consolidated statement of operations.

Net proceeds from the sales of the rigs were included in investing activities of discontinued operations in our consolidated statement of cash flows in the period in which the proceeds were received.

During 2015, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("Update 2014-08"). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. As a result, individual assets that are classified as held-for-sale beginning in 2015 are not reported as discontinued operations and their operating results and gain or loss on sale of these rigs are included in contract drilling expense in our consolidated statements of operations. Rigs that were classified as held-for-sale prior to 2015 continue to be reported as discontinued operations.

We sold the following rigs during the three-year period ended December 31, 2016 (in millions):

Rig	Date of Sale	Classification(1)	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax Gain/(Loss)
ENSCO 94	November 2016	Continuing	Jackups	$.9	$.3	$.6
ENSCO 53	October 2016	Continuing	Jackups	.9	.3	.6
ENSCO DS-1	June 2016	Continuing	Floaters	5.0	2.3	2.7
ENSCO 6004	May 2016	Continuing	Floaters	.9	.9	—
ENSCO 6003	May 2016	Continuing	Floaters	.9	.9	—
ENSCO DS-2	May 2016	Discontinued	Floaters	5.0	4.0	1.0
ENSCO 91	May 2016	Continuing	Jackups	.8	.3	.5
ENSCO 58	April 2016	Discontinued	Jackups	.7	.3	.4
ENSCO 6000	April 2016	Discontinued	Floaters	.6	.8	(.2)
ENSCO 5001	December 2015	Discontinued	Floaters	2.4	2.5	(.1)
ENSCO 5002	June 2015	Discontinued	Floaters	1.6	—	1.6
ENSCO 5000	December 2014	Discontinued	Floaters	1.3	.5	.8
ENSCO 83 (3)	September 2014	Continuing	Jackups	51.6	50.5	1.1
ENSCO 89 (3)	September 2014	Continuing	Jackups	51.6	30.9	20.7
ENSCO 93 (3)	September 2014	Discontinued	Jackups	51.7	52.9	(1.2)
ENSCO 98 (3)	September 2014	Continuing	Jackups	51.6	35.3	16.3
ENSCO 85	April 2014	Discontinued	Jackups	64.4	54.1	10.3
ENSCO 69 & Pride Wisconsin	January 2014	Discontinued	Jackups	32.2	8.6	23.6
				$324.1	$245.4	$78.7

(1)
Classification denotes the location of the operating results and gain (loss) on sale for each rig in our consolidated statements of operations. For rigs' operating results that were reclassified to discontinued operations in our consolidated statements of operations, these results were previously included within the specified operating segment.

(2)	Includes the rig's net book value as well as inventory and other assets on the date of the sale.

(3)
In September 2014, we sold ENSCO 83, ENSCO 89, ENSCO 93 and ENSCO 98, all of which were contracted to Pemex. In connection with this sale, we executed charter agreements with the purchaser to continue operating the rigs for the remainder of the Pemex contracts. Due to the long-term charter agreements for ENSCO 83, ENSCO 89 and ENSCO 98, the results were included in income from continuing operations. The charter agreement for ENSCO 93 was less than a year from the date of sale, and therefore the related operating results were included in discontinued operations.

Discontinued Operations

During 2014, we committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services and were classified as held-for-sale. The operating results for these rigs and any related gain or loss on sale were included in results from discontinued operations, net, in our consolidated statements of operations. ENSCO 7500 and ENSCO 90 continue to be actively marketed for sale and were classified as held-for-sale on our December 31, 2016 consolidated balance sheet.

In September 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with this sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in July 2015, less than one year from the date of sale. Our management services following the sale did not constitute significant ongoing involvement and therefore, the rig's operating results through the term of the contract and loss on sale were included in results from discontinued operations, net, in our consolidated statements of operations.

The following table summarizes income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Revenues	$—	$19.5	$325.0
Operating expenses	3.1	39.5	372.0
Operating loss	(3.1)	(20.0)	(47.0)
Income tax (benefit) expense	(10.1)	(7.7)	30.7
Loss on impairment, net	—	(120.6)	(1,158.8)
Gain on disposal of discontinued operations, net	1.1	4.3	37.3
Income (loss) from discontinued operations	$8.1	$(128.6)	$(1,199.2)

On a quarterly basis, we reassess the fair values of our held-for-sale rigs to determine whether any adjustments to the carrying values are necessary.  We recorded a non-cash loss on impairment totaling $120.6 million (net of tax benefits of $28.0 million) and $1.2 billion (net of tax benefits of $83.5 million) for the years ended December 31, 2015 and 2014, respectively, as a result of declines in the estimated fair values of our held-for-sale rigs. The loss on impairment was included in loss from discontinued operations, net, in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. We measured the fair value of held-for-sale rigs by applying a market approach, which was based on an unobservable third-party estimated price that would be received in exchange for the assets in an orderly transaction between market participants.

Income tax (benefit) expense from discontinued operations for the year ended December 31, 2016 and 2015 included $10.2 million and $12.6 million of discrete tax benefits, respectively.

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

In October 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares in exchange for $24.5 million principal amount of our 5.75% senior notes due 2044. The exchange resulted in a gain on debt extinguishment of $8.8 million.

During 2016, we repurchased $1.1 billion of our senior notes for $863.9 million through tender offers and open market repurchases, resulting in pre-tax gains on debt extinguishment of $279.0 million net of discounts, premiums, debt issuance costs and transaction costs.

In April 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share. We received net proceeds from the offering of $585.5 million.

In December 2016, we completed a private placement of $849.5 million of 3.00% exchangeable senior notes due 2024 for net proceeds of $822.8 million.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of outstanding debt with $332.5 million of net proceeds from the December 2016 exchangeable senior notes offering and $332.0 million of newly issued 8.00% senior notes due 2024.

Based on our balance sheet, $3.6 billion of contractual backlog and $2.25 billion available under our revolving credit facility, we believe our remaining capital commitments, debt service payments and dividend payments will primarily be funded from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility. We may decide to access debt and/or equity markets to raise additional capital, refinance existing debt or increase liquidity as necessary.

As of December 31, 2016, we had $5.3 billion in total debt outstanding, representing 39.0% of our total capitalization. Following the settlement of the exchange transaction in January 2017, our outstanding debt declined to $4.9 billion, representing 37.5% of our total capitalization, and our next debt maturity is in 2019 with an aggregate principal amount of $292.2 million, followed by additional maturities in 2020, 2021 and 2024 with aggregate principal amounts of $551.0 million, $309.1 million and $1.8 billion, respectively. We also have $2.6 billion in cash and cash equivalents and short-term investments and $2.25 billion available under our Credit Facility. The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

During the three-year period ended December 31, 2016, our primary sources of cash were an aggregate $4.8 billion generated from operating activities of continuing operations, $3.2 billion in proceeds from the issuance of senior notes and $585.5 million in proceeds from an equity offering. Our primary uses of cash during the same period included $3.5 billion for the construction, enhancement and other improvement of our drilling rigs, including $2.1 billion invested in newbuild construction, $2.0 billion for the repurchase of outstanding debt and $855.8 million for dividend payments.

Detailed explanations of our liquidity and capital resources for each of the years in the three-year period ended December 31, 2016 are set forth below.

Cash Flows and Capital Expenditures

Our cash flows from operating activities of continuing operations and capital expenditures on continuing operations for each of the years in the three-year period ended December 31, 2016 were as follows (in millions):

	2016	2015	2014
Cash flows from operating activities of continuing operations	$1,077.4	$1,697.9	$2,057.9
Capital expenditures on continuing operations:
New rig construction	$209.8	$1,238.8	$699.5
Rig enhancements	15.9	164.5	537.4
Minor upgrades and improvements	96.5	216.2	329.8
	$322.2	$1,619.5	$1,566.7

During 2016, excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments totaling $205.0 million received during the year and lump-sum payments associated with the ENSCO DS-4 and ENSCO DS-9 contract terminations totaling $129.0 million received during 2015, cash flows from continuing operations declined by $696.5 million, or 44%, as compared to the prior year.  The decline primarily resulted from a $1.4 billion decline in cash receipts from contract drilling services, partially offset by a $675.9 million decline in cash payments related to contract drilling expenses and a $34.4 million decline in cash paid for income taxes.

During 2015, excluding the impact of lump-sum payments associated with the ENSCO DS-4 and ENSCO DS-9 contract terminations totaling $129.0 million received during the year, cash flows from continuing operations declined by $489.0 million, or 24%, as compared to the prior year.  The decline primarily resulted from a $700.7 million decline in cash receipts from contract drilling services and a $69.0 million increase in cash paid for interest, partially offset by a $257.2 million decline in cash payments related to contract drilling expenses.

We remain focused on our long-established strategy of high-grading and expanding the size of our fleet. During the three-year period ended December 31, 2016, we invested $2.1 billion in the construction of new drilling rigs and an additional $717.8 million enhancing the capability and extending the useful lives of our existing fleet.

Based on our current projections, we expect capital expenditures during 2017 to include approximately $335 million for newbuild construction, approximately $30 million for rig enhancement projects and approximately $60 million for minor upgrades and improvements.  Depending on market conditions and opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Dividends

Our Board of Directors declared a $0.01 quarterly cash dividend per Class A ordinary share for each quarter during 2016. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to improve our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

Financing and Capital Resources

Our total debt, total capital and total debt to total capital ratios as of December 31, 2016, 2015 and 2014 are summarized below (in millions, except percentages):

	Pro-Forma 2016(1)	2016	2015	2014
Total debt	$4,941.5	$5,274.5	$5,868.6	$5,902.9
Total capital(2)	13,179.1	13,525.1	12,381.5	14,117.9
Total debt to total capital	37.5%	39.0%	47.4%	41.8%

(1)
Pro-Forma balances present total debt, total capital and the total debt to total capital ratio on an adjusted basis after giving effect to the Exchange Offers described below. In January 2017, total debt was reduced by $333.0 million as a result of debt tendered from our 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 totaling $663.4 million, net of discounts, premiums and issuance costs, partially offset by the issuance of $332.0 million of 8.0% senior notes due 2024 issued net of debt issuance costs of $1.6 million. Total capital was adjusted by the aforementioned amount and the estimated net of tax loss on the Exchange Offers of $13.0 million.

(2)	Total capital consists of total debt and Ensco shareholders' equity.

During 2016, our total debt declined by $594.1 million and our total capital increased by $1.1 billion. This resulted in the decline of our total debt to total capital ratio from 47.4% to 39.0% primarily due to debt repurchases and exchanges, the issuance of our 3.00% exchangeable senior notes due 2024 and our equity issuance.

During 2015, our total capital declined by $1.7 billion and our total debt to total capital ratio increased from 41.8% to 47.4% primarily due to losses on impairments.

Convertible Senior Notes

In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Ensco plc, issued $849.5 million aggregate principal amount of unsecured 3.00% exchangeable senior notes due 2024 (the "2024 Convertible Notes") in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by Ensco plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election. Interest on the 2024 Convertible Notes is payable semiannually on January 31 and July 31 of each year commencing on July 31, 2017. The 2024 Convertible Notes will mature on January 31, 2024, unless exchanged, redeemed or repurchased in accordance with their terms prior to such date. Holders may exchange their 2024 Convertible Notes at their option at any time prior to July 31, 2023 only under certain circumstances set forth in the indenture governing the 2024 Convertible Notes. On or after July 31, 2023, holders may exchange their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. The initial exchange rate is 71.3343 shares per $1,000 principal amount of notes, and is subject to adjustment upon certain events. The 2024 Convertible Notes may not be redeemed by us except in the event of certain tax law changes.

The 2024 Convertible Notes were separated into their liability and equity components and included in long-term debt and additional paid-in capital on our consolidated balance sheet, respectively. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not include an associated conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability component from the principal amount of the 2024 Convertible Notes. The difference between the carrying amount of the liability and the principal amount is amortized to interest expense over the term of the 2024 Convertible Notes using the effective interest method. The equity component is not remeasured if we continue to meet certain conditions for equity classification.

The costs related to the issuance of the 2024 Convertible Notes were allocated to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the notes using the effective interest method and the issuance costs attributable to the equity component were recorded to additional paid-in capital within stockholders' equity on our consolidated balance sheet.

The indenture governing the 2024 Convertible Notes contains customary events of default, including failure to pay principal or interest on such notes when due, among others. The indenture also contains certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions. See Note 4 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Senior Notes

During 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025 Notes is payable semiannually on March 15 and September 15 of each year. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year.

During 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024 (the "2024 Notes") at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the "Existing 2044 Notes" and together with the New 2044 Notes, the "2044 Notes") at a discount of $2.8 million. Interest on the 2024 Notes and the Existing 2044 Notes is payable semiannually on April 1 and October 1 of each year. The Existing 2044 Notes and the New 2044 Notes are treated as a single series of debt securities under the indenture governing the notes.

During 2011, we issued $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 (the “2021 Notes”) at a discount of $29.6 million in a public offering. Interest on the 2021 Notes is payable semiannually on March 15 and September 15 of each year.

Upon consummation of the Pride acquisition during 2011, we assumed the acquired company's outstanding debt comprised of $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040 (collectively, the "Acquired Notes" and together with the 2021 Notes, 2024 Notes, 2025 Notes and 2044 Notes, the "Senior Notes"). Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes. See Note 15 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the guarantee of the Acquired Notes.

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

Debentures Due 2027

During 1997, ENSCO International Incorporated issued $150.0 million of unsecured 7.20% debentures due November 15, 2027 (the "Debentures") in a public offering. Interest on the Debentures is payable semiannually in May and November. We may redeem the Debentures, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Debentures are not subject to any sinking fund requirements. During 2009, Ensco plc entered into a supplemental indenture to unconditionally guarantee the principal and interest payments on the Debentures. See Note 15 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on the guarantee of the Debentures.

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

 Tender Offers and Open Market Repurchases

During 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750.0 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. We used cash on hand to settle the tendered debt.

Additionally during 2016, we repurchased on the open market $269.9 million of outstanding debt for an aggregate purchase price of $241.6 million.

Our tender offers and open market repurchases during the year ended December 31, 2016 were as follows (in millions, except percentages):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price	Discount %
8.50% Senior notes due 2019	$62.0	$55.7	10.2%
6.875% Senior notes due 2020	219.2	181.5	17.2%
4.70% Senior notes due 2021	817.0	609.0	25.5%
4.50% Senior notes due 2024	1.7	0.9	47.1%
5.20% Senior notes due 2025	30.7	16.8	45.3%
Total	$1,130.6	$863.9	23.6%

During the year ended December 31, 2016, we recognized pre-tax gains from debt extinguishment of $279.0 million included in other, net, in our consolidated statement of operations related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

 Debt to Equity Exchange

During 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

 Exchange Offers

In January 2017, we completed exchange offers (the "Exchange Offers") to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The Exchange Offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Repurchased	8.00% Senior Notes due 2024 Consideration	Cash Consideration(1)	Total Consideration
8.50% Senior notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

(1)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

During the first quarter, we expect to recognize a pre-tax loss on the Exchange Offers of approximately $6.0 million, net of premiums and transaction costs.

Redemption of 2016 Senior Notes and U.S. Maritime Administration Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes due 2016 (the “2016 Notes”). During 2015, through the combination of a cash tender offer and subsequent redemption, we utilized a portion of the net proceeds from the 2025 Notes and New 2044 Notes to retire the 2016 Notes, and we recorded a pre-tax loss on debt extinguishment of $30.4 million, net of discounts and unamortized debt issuance costs included in other, net, in our consolidated statement of operations.

During 2015, we used the remaining net proceeds from the 2025 Notes and New 2044 Notes, together with cash on hand, to redeem the remaining $65.3 million outstanding on our 4.33% U.S. Maritime Administration notes due 2016 and 4.65% U.S. Maritime Administration bonds due 2020. We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net, in our consolidated statement of operations.

Maturities

The descriptions of our senior notes above reflect the original principal amounts issued, which have been subsequently reduced through our tenders, repurchases and exchange offers such that the maturities of our debt were as follows (in millions):

	Original Principal	2016 Tenders and Repurchases	2016 Debt to Equity Exchange	Principal Outstanding at December 31, 2016(1)	2017 Exchange Offers(2)	Remaining Principal
8.50% Senior notes due 2019	$500.0	$(62.0)	$—	$438.0	$(145.8)	$292.2
6.875% Senior notes due 2020	900.0	(219.2)	—	680.8	(129.8)	551.0
4.70% Senior notes due 2021	1,500.0	(817.0)	—	683.0	(373.9)	309.1
3.00% Senior notes due 2024	849.5	—	—	849.5	—	849.5
4.50% Senior notes due 2024	625.0	(1.7)	—	623.3	—	623.3
8.00% Senior notes due 2024	—	—	—	—	332.0	332.0
5.20% Senior notes due 2025	700.0	(30.7)	—	669.3	—	669.3
7.20% Senior notes due 2027	150.0	—	—	150.0	—	150.0
7.875% Senior notes due 2040	300.0	—	—	300.0	—	300.0
5.75% Senior notes due 2044	1,025.0	—	(24.5)	1,000.5	—	1,000.5
Total	$6,549.5	$(1,130.6)	$(24.5)	$5,394.4	$(317.5)	$5,076.9

(1)	The aggregate principal amount outstanding as of December 31, 2016 excludes net unamortized discounts and debt issuance costs of $119.9 million.

(2)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). During 2016, we extended the maturity of $1.13 billion of the $2.25 billion commitment for one year to September 30, 2020.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.25 billion commitment, which is also based on our credit ratings.

In February 2016, Moody's announced a downgrade of our credit rating to B1, and in December, Standard & Poor's downgraded our credit rating to BB, which are both ratings below investment grade. The first rating action resulted in the highest applicable margin rates and commitment fees under the Credit Facility, and as a result, the second rating action had no effect on our current costs of borrowing. The applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility by an amount not to exceed $500 million and to extend the maturity of the commitments under the Credit Facility by one additional year.

As of December 31, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We expect to remain in compliance with our Credit Facility covenants during 2017. We had no amounts outstanding under the Credit Facility as of December 31, 2016 and 2015.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of recent rating actions by these agencies, we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With a credit rating below investment grade, we have no access to the commercial paper market.

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

Subject to market conditions, our leverage and liquidity positions and other factors, we may retire certain outstanding senior notes and debentures prior to scheduled maturities through debt repurchases, either in the open market, in privately-negotiated transactions or through redemptions or tender offers. These transactions may be funded by cash generated from operations, borrowings under our credit facility or the issuance of debt or equity securities. Such transactions may impact the amount and composition of our outstanding debt, interest expense or otherwise impact our capital structure and liquidity.

Contractual Obligations

We have various contractual commitments related to our new rig construction and rig enhancement agreements, long-term debt and operating leases. We expect to fund these commitments from existing cash and short-term investments, future operating cash flows, borrowings under our revolving credit facility or other future financing arrangements.  The actual timing of our new rig construction and rig enhancement payments may vary based on the completion of various milestones, which are beyond our control.  The following table summarizes our significant contractual obligations as of December 31, 2016 and the periods in which such obligations are due (in millions):

	Payments due by period
	2017	2018 and 2019	2020 and 2021	Thereafter	Total
Principal payments on long-term debt(1)	$—	$438.0	$1,363.8	$3,592.6	$5,394.4
Interest payments on long-term debt(1)	287.1	574.2	455.5	2,106.5	3,423.3
New rig construction agreements	242.0	290.3	—	—	532.3
Operating leases	32.7	42.2	20.1	37.4	132.4
Derivative instruments	12.7	.8	—	—	13.5
Total contractual obligations(2)	$574.5	$1,345.5	$1,839.4	$5,736.5	$9,495.9

(1)	Commitments related to principal and interest payments on our debt were not adjusted to give effect to the Exchange Offers described above.

(2)
Contractual obligations do not include $142.9 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2016.  We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

a

Other Commitments

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commitments include letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2016, we had not been required to make collateral deposits with respect to these agreements. The following table summarizes our other commitments as of December 31, 2016 (in millions):

	Commitment expiration by period
	2017	2018 and 2019	2020 and 2021	Thereafter	Total
Letters of credit	$31.1	$24.4	$—	$—	$55.5

Liquidity

Our liquidity position as of December 31, 2016, 2015 and 2014 is summarized below (in millions, except ratios):

	Pro-Forma 2016(1)	2016	2015	2014
Cash and cash equivalents	$812.6	$1,159.7	$121.3	$664.8
Short-term investments	1,442.6	1,442.6	1,180.0	50.0
Working capital	2,424.3	2,424.9	1,509.6	1,788.9
Current ratio	5.8	3.8	2.9	2.6

(1)
Pro-Forma balances represent our cash and cash equivalents, short-term investments, working capital and current ratio after giving effect to the Exchange Offers described above. Our cash and cash equivalents balance was reduced by $347.1 million due to payment of cash consideration of $332.5 million, accrued interest on the tendered debt of $10.0 million and transaction costs of $4.6 million. Our working capital balance decreased by the aforementioned use of cash, partially offset by the reduction of current maturities of long-term debt of $331.9 million and lower accrued interest and transaction costs.

We expect to fund our short-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as dividends and working capital requirements, from our cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility.

We expect to fund our long-term liquidity needs, including contractual obligations, anticipated capital expenditures and dividends, from our operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements.

We may decide to access debt and/or equity markets to raise additional capital or increase liquidity as necessary.

Notwithstanding our current liquidity position, if we experience significant further deterioration in demand for offshore drilling, our ability to maintain a sufficient level of liquidity to meet our financial obligations would be materially and adversely impacted. Further, our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. After recent downgrades, our credit rating is no longer investment-grade. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With our current credit ratings below investment grade, we have no access to the commercial paper market.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of December 31, 2016, we had cash flow hedges outstanding to exchange an aggregate $180.9 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $136.2 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2016 would approximate $15.0 million. Approximately $9.0 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All our derivatives mature during the next 18 months. See Note 5 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our derivative instruments.

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

Property and Equipment

As of December 31, 2016, the carrying value of our property and equipment totaled $10.9 billion, which represented 76% of total assets.  This carrying value reflects the application of our property and equipment accounting policies, which incorporate our estimates, judgments and assumptions relative to the capitalized costs, useful lives and salvage values of our rigs.

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

On December 31, 2015, we evaluated our current judgments and assumptions used in determining the useful lives of our drilling rigs. We considered both historical experience and expectations of future operations, utilization and performance of our assets based on recent changes in the current market environment. As a result, we reduced the useful lives of certain floaters and jackups effective January 1, 2016, resulting in an increase in depreciation expense by approximately $20.0 million during the year.

Our fleet of 19 floater rigs, excluding one rig under construction and one rig held-or-sale, represented 64% of both the gross cost and net carrying amount of our depreciable property and equipment as of December 31, 2016.  Our floater rigs are depreciated over useful lives ranging from ten to 35 years.  Our fleet of 36 jackup rigs, excluding one rig under construction and one rig held-for-sale, represented 20% of the gross cost and 17% of the net carrying amount of our depreciable property and equipment as of December 31, 2016.  Our jackup rigs are depreciated over useful lives ranging from ten to 30 years.

The following table provides an analysis of estimated increases and decreases in depreciation expense from continuing operations that would have been recognized for the year ended December 31, 2016 for various assumed changes in the useful lives of our drilling rigs effective January 1, 2016:

Increase (decrease) in useful lives of our drilling rigs	Estimated (decrease) increase in depreciation expense that would have been recognized (in millions)
10%	$(35.6)
20%	(65.2)
(10%)	38.6
(20%)	91.3

Impairment of Long-Lived Assets

During the years ended December 31, 2015 and 2014, we recorded a pre-tax, non-cash loss on impairment of long-lived assets of $2.6 billion and $2.5 billion, respectively. See Note 3 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on our property and equipment.

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

Income Taxes

We conduct operations and earn income in numerous countries and are subject to the laws of numerous tax jurisdictions.  As of December 31, 2016, our consolidated balance sheet included a $64.1 million net deferred income tax asset, a $32.5 million liability for income taxes currently payable and a $142.9 million liability for unrecognized tax benefits, inclusive of interest and penalties.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information on new accounting pronouncements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements, has issued an audit report on our internal control over financial reporting. KPMG LLP's audit report on our internal control over financial reporting is included herein.

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited the accompanying consolidated balance sheets of Ensco plc and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ensco plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ensco plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have audited Ensco plc’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ensco plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ensco plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

 /s/ KPMG LLP

Houston, Texas
February 28, 2017

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
OPERATING REVENUES	$2,776.4	$4,063.4	$4,564.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	1,301.0	1,869.6	2,076.9
Loss on impairment	—	2,746.4	4,218.7
Depreciation	445.3	572.5	537.9
General and administrative	100.8	118.4	131.9
	1,847.1	5,306.9	6,965.4
OPERATING INCOME (LOSS)	929.3	(1,243.5)	(2,400.9)
OTHER INCOME (EXPENSE)
Interest income	13.8	9.9	13.0
Interest expense, net	(228.8)	(216.3)	(161.4)
Other, net	283.2	(21.3)	0.5
	68.2	(227.7)	(147.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	997.5	(1,471.2)	(2,548.8)
PROVISION FOR INCOME TAXES
Current income tax expense	79.8	144.1	264.0
Deferred income tax expense (benefit)	28.7	(158.0)	(123.5)
	108.5	(13.9)	140.5
INCOME (LOSS) FROM CONTINUING OPERATIONS	889.0	(1,457.3)	(2,689.3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	8.1	(128.6)	(1,199.2)
NET INCOME (LOSS)	897.1	(1,585.9)	(3,888.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6.9)	(8.9)	(14.1)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$890.2	$(1,594.8)	$(3,902.6)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$3.10	$(6.33)	$(11.70)
Discontinued operations	0.03	(0.55)	(5.18)
	$3.13	$(6.88)	$(16.88)

NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$873.6	$(1,596.8)	$(3,910.5)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	279.1	232.2	231.6

CASH DIVIDENDS PER SHARE	$0.04	$0.60	$3.00
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2016	2015	2014

NET INCOME (LOSS)	$897.1	$(1,585.9)	$(3,888.5)
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	(5.4)	(23.6)	(11.7)
Reclassification of net losses (gains) on derivative instruments from other comprehensive income into net income	12.4	22.2	(.9)
Other	(.5)	2.0	6.3
NET OTHER COMPREHENSIVE INCOME (LOSS)	6.5	.6	(6.3)

COMPREHENSIVE INCOME (LOSS)	903.6	(1,585.3)	(3,894.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6.9)	(8.9)	(14.1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$896.7	$(1,594.2)	$(3,908.9)

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value amounts)

	December 31,
ASSETS	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$1,159.7	$121.3
Short-term investments	1,442.6	1,180.0
Accounts receivable, net	361.0	582.0
Other	316.0	401.8
Total current assets	3,279.3	2,285.1
PROPERTY AND EQUIPMENT, AT COST	12,992.5	12,719.4
Less accumulated depreciation	2,073.2	1,631.6
Property and equipment, net	10,919.3	11,087.8
OTHER ASSETS, NET	175.9	237.6
	$14,374.5	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$145.9	$224.6
Accrued liabilities and other	376.6	550.9
Current maturities of long-term debt	331.9	—
Total current liabilities	854.4	775.5
LONG-TERM DEBT	4,942.6	5,868.6
OTHER LIABILITIES	322.5	449.2
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 310.3 million and 242.9 million shares issued as of December 31, 2016 and 2015	31.0	24.3
Class B ordinary shares, £1 par value, 50,000 shares issued as of December 31, 2016 and 2015	.1	.1
Additional paid-in capital	6,402.2	5,554.5
Retained earnings	1,864.1	985.3
Accumulated other comprehensive income	19.0	12.5
Treasury shares, at cost, 7.3 million shares and 7.6 million shares as of December 31, 2016 and 2015	(65.8)	(63.8)
Total Ensco shareholders' equity	8,250.6	6,512.9
NONCONTROLLING INTERESTS	4.4	4.3
Total equity	8,255.0	6,517.2
	$14,374.5	$13,610.5

The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$897.1	$(1,585.9)	$(3,888.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation expense	445.3	572.5	537.9
(Gain) loss on debt extinguishment	(287.8)	33.5	—
Share-based compensation expense	39.6	40.2	45.1
Deferred income tax expense (benefit)	28.7	(158.0)	(123.5)
Amortization of assets and liabilities, net	(20.5)	(1.4)	(7.9)
(Income) loss from discontinued operations, net	(8.1)	128.6	1,199.2
Bad debt provision	(5.7)	24.1	(5.0)
Loss on impairment	—	2,746.4	4,218.7
Other	(3.0)	(18.1)	(11.4)
Changes in operating assets and liabilities	(8.2)	(84.0)	93.3
Net cash provided by operating activities of continuing operations	1,077.4	1,697.9	2,057.9
INVESTING ACTIVITIES
Purchases of short-term investments	(2,474.6)	(1,780.0)	(790.6)
Maturities of short-term investments	2,212.0	1,357.3	83.3
Additions to property and equipment	(322.2)	(1,619.5)	(1,566.7)
Net proceeds from disposition of assets	9.8	1.6	169.2
Net cash used in investing activities of continuing operations	(575.0)	(2,040.6)	(2,104.8)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(863.9)	(1,072.5)	(60.1)
Proceeds from issuance of senior notes	849.5	1,078.7	1,246.4
Proceeds from equity issuance	585.5	—	—
Debt financing costs	(23.4)	(10.5)	(13.4)
Cash dividends paid	(11.6)	(141.2)	(703.0)
Premium paid on redemption of debt	—	(30.3)	—
Other	(7.1)	(16.0)	(27.2)
Net cash provided by (used in) financing activities	529.0	(191.8)	442.7
DISCONTINUED OPERATIONS
Operating activities	2.1	(10.9)	(3.8)
Investing activities	6.3	2.2	107.2
Net cash provided by (used in) discontinued operations	8.4	(8.7)	103.4
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(.3)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,038.4	(543.5)	499.2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	121.3	664.8	165.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,159.7	$121.3	$664.8
The accompanying notes are an integral part of these consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We own and operate an offshore drilling rig fleet of 57 rigs spanning most of the strategic markets around the globe. Our rig fleet includes eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 38 jackup rigs, including two rigs under construction.   Our fleet is the world's second largest amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry, and a leading premium jackup fleet.

Our customers include many of the leading national and international oil companies, in addition to many independent operators. We are among the most geographically diverse offshore drilling companies, with current operations spanning 14 countries on six continents. The markets in which we operate include the U.S. Gulf of Mexico, Brazil, the Mediterranean, the North Sea, the Middle East, West Africa, Australia and Southeast Asia.

We provide drilling services on a "day rate" contract basis. Under day rate contracts, we provide a drilling rig and rig crews for which we receive a daily rate that may vary throughout the duration of the contractual term. The day rate we earn can vary between the full day rate and zero rate, depending on the operations of the rig. Our customers bear substantially all of the costs of constructing the well and supporting drilling operations, as well as the economic risk relative to the success of the well. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site.

Basis of Presentation—U.K. Companies Act 2006 Section 435 Statement

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which the Board of Directors consider to be the most meaningful presentation of our results of operations and financial position.  The accompanying consolidated financial statements do not constitute statutory accounts required by the U.K. Companies Act 2006 ("Companies Act"), which will be prepared in accordance with Financial Reporting Standard 102, The Financial Reporting Standard applicable in the UK and Republic of Ireland (“FRS 102”) and delivered to the Registrar of Companies in the U.K. following the annual general meeting of shareholders.  The U.K. statutory accounts are expected to include an unqualified auditor’s report, which is not expected to contain any references to matters on which the auditors drew attention by way of emphasis without qualifying the report or any statements under Sections 498(2) or 498(3) of the Companies Act.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ensco plc, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. All intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Remeasurement and Translation

Our functional currency is the U.S. dollar. As is customary in the oil and gas industry, a majority of our revenues and expenses are denominated in U.S. dollars; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Most transaction gains and losses, including certain gains and losses on our derivative instruments, are included in other, net, in our consolidated statement of operations.  Certain gains and losses from the translation of foreign currency balances of our non-U.S. dollar functional currency subsidiaries are included in accumulated other comprehensive income on our consolidated balance sheet.  Net foreign currency exchange gains and losses, inclusive of offsetting fair value derivatives, were $6.0 million of losses, $5.4 million of gains and $2.6 million of losses, and were included in other, net, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash Equivalents and Short-Term Investments

Highly liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents. Highly liquid investments with maturities of greater than three months but less than one year at the date of purchase are classified as short-term investments.

Short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year and totaled $1.4 billion and $1.2 billion as of December 31, 2016 and 2015, respectively. Cash flows from purchases and maturities of short-term investments were classified as investing activities in our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014. To mitigate our credit risk, our investments in time deposits are diversified across multiple, high-quality financial institutions.

Property and Equipment

All costs incurred in connection with the acquisition, construction, major enhancement and improvement of assets are capitalized, including allocations of interest incurred during periods that our drilling rigs are under construction or undergoing major enhancements and improvements. Costs incurred to place an asset into service are capitalized, including costs related to the initial mobilization of a newbuild drilling rig that are not reimbursed by the customer. Repair and maintenance costs are charged to contract drilling expense in the period in which they are incurred. Upon sale or retirement of assets, the related cost and accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is included in contract drilling expense, unless reclassified to discontinued operations.

Our property and equipment is depreciated on a straight-line basis, after allowing for salvage values, over the estimated useful lives of our assets. Drilling rigs and related equipment are depreciated over estimated useful lives ranging from four to 35 years. Buildings and improvements are depreciated over estimated useful lives ranging from seven to 30 years. Other equipment, including computer and communications hardware and software costs, is depreciated over estimated useful lives ranging from three to six years.

On December 31, 2015, we evaluated our current judgments and assumptions used in determining the useful lives of our drilling rigs. We considered both historical experience and expectations of future operations, utilization and performance of our assets based on recent changes in the current market environment. As a result, we reduced the useful lives of certain floaters and jackups effective January 1, 2016. This reduction in useful lives increased depreciation expense by approximately $20.0 million for the year ended December 31, 2016.

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

Deferred mobilization costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $43.9 million and $77.0 million as of December 31, 2016 and 2015, respectively. Deferred mobilization revenue was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $62.1 million and $111.8 million as of December 31, 2016 and 2015, respectively.

In connection with some contracts, we receive up-front lump-sum fees or similar compensation for capital improvements to our drilling rigs. Such compensation is deferred and recognized as revenue over the period that the related drilling services are performed, and the cost is capitalized and depreciated over the useful life of the asset. Deferred revenue associated with capital improvements was included in accrued liabilities and other, and other liabilities on our consolidated balance sheets and totaled $165.2 million and $287.2 million as of December 31, 2016 and 2015, respectively.

We may receive termination fees if certain drilling contracts are terminated by the customer prior to the end of the contractual term. Such compensation is recognized as revenues when services have been completed under the terms of the contract, the termination fee can be reasonably measured and collectability is reasonably assured.

For the year ended December 31, 2016, operating revenues included $185.0 million for the lump-sum consideration received in settlement and release of the ENSCO DS-9 customer's ongoing early termination obligations. The ENSCO DS-9 contract was terminated for convenience by the customer in July 2015, whereby the customer was obligated to pay us monthly termination fees for two years under the termination provisions of the contract. Operating revenues also included $20.0 million for the lump-sum consideration received in settlement of the ENSCO 8503 customer's remaining obligations under the contract.

For the year ended December 31, 2015, operating revenues included $129.0 million related to the lump-sum payments associated with the ENSCO DS-4 and ENSCO DS-9 contract terminations.

We must obtain certifications from various regulatory bodies in order to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs incurred in connection with maintaining such certifications, including inspections, tests, surveys and drydock, as well as remedial structural work and other compliance costs, are deferred and amortized over the corresponding certification periods. Deferred regulatory certification and compliance costs were included in other current assets and other assets, net, on our consolidated balance sheets and totaled $14.9 million and $21.2 million as of December 31, 2016 and 2015, respectively.

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

Gains and losses on a cash flow hedge, or a portion of a cash flow hedge, that no longer qualifies as effective due to an unanticipated change in the forecasted transaction are recognized currently in earnings and included in other, net, in our consolidated statement of operations based on the change in the fair value of the derivative. When a forecasted transaction becomes probable of not occurring, gains and losses on the derivative previously recorded in AOCI are reclassified currently into earnings and included in other, net, in our consolidated statement of operations.

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

Share-Based Compensation

We sponsor share-based compensation plans that provide equity compensation to our key employees, officers and non-employee directors. Our Long-Term Incentive Plan (the “2012 LTIP”) allows our Board of Directors to authorize share grants to be settled in cash or shares. Compensation expense for share awards to be settled in shares is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Compensation expense for share awards to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. The amount of compensation cost recognized in our consolidated statement of operations is based on the awards ultimately expected to vest and, therefore, reduced for estimated forfeitures. All changes in estimated forfeitures are based on historical experience and are recognized as a cumulative adjustment to compensation cost in the period in which they occur. See "Note 7 - Benefit Plans" for additional information on our share-based compensation.

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

Earnings Per Share

We compute basic and diluted earnings per share ("EPS") in accordance with the two-class method. Net income (loss) attributable to Ensco used in our computations of basic and diluted EPS is adjusted to exclude net income allocated to non-vested shares granted to our employees and non-employee directors. Weighted-average shares outstanding used in our computation of diluted EPS is calculated using the treasury stock method and includes the effect of all potentially dilutive performance awards and excludes non-vested shares. In each of the years in the three-year period ended December 31, 2016, our potentially dilutive instruments were not included in the computation of diluted income (loss) per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table is a reconciliation of income (loss) from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Income (loss) from continuing operations attributable to Ensco	$882.1	$(1,466.1)	$(2,703.1)
Income from continuing operations allocated to non-vested share awards	(16.6)	(2.0)	(7.9)
Income (loss) from continuing operations attributable to Ensco shares	$865.5	$(1,468.1)	$(2,711.0)

Anti-dilutive share awards totaling 500,000, 800,000 and 400,000 for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted EPS.

During 2016, we issued our 3.00% exchangeable senior notes due 2024 (the "2024 Convertible Notes"). See "Note 4 - Debt" for additional information on this issuance. We have the option to settle the notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. Our intent is to settle the principal amount of the 2024 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount (i.e., our share price exceeds the exchange price on the date of conversion), we expect to deliver shares equal to the remainder of our conversion obligation in excess of the principal amount.

During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the year ended December 31, 2016.

Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our consolidated balance sheet and net income attributable to noncontrolling interests is presented separately in our consolidated statement of operations.

Income (loss) from continuing operations attributable to Ensco for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	2016	2015	2014
Income (loss) from continuing operations	$889.0	$(1,457.3)	$(2,689.3)
Income from continuing operations attributable to noncontrolling interests	(6.9)	(8.8)	(13.8)
Income (loss) from continuing operations attributable to Ensco	$882.1	$(1,466.1)	$(2,703.1)

Income (loss) from discontinued operations attributable to Ensco for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	2016	2015	2014
Income (loss) from discontinued operations	$8.1	$(128.6)	$(1,199.2)
Income from discontinued operations attributable to noncontrolling interests	—	(.1)	(.3)
Income (loss) from discontinued operations attributable to Ensco	$8.1	$(128.7)	$(1,199.5)

New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We expect to early adopt Update 2016-16 during the first quarter of 2017. We expect to recognize a cumulative-effect reduction of retained earnings at the beginning of the period of adoption of approximately $14 million.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Transition methods vary for the related amendments. We expect to adopt Update 2016-09 during the first quarter of 2017. We believe the new standard will cause some volatility in our effective tax rates primarily due to the new requirement that companies recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual tax benefit and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the period in which they occur. Further, we expect to record forfeitures as they occur as opposed to estimating an allowance for future forfeitures. We do not anticipate that these changes will have a material impact on our consolidated financial statements and related disclosures.

During 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. During 2015, the Financial Accounting Standards Board voted to delay the effective date one year. Update 2014-09 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017. During 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("Update 2016-08"), Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10"), Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("Update 2016-12"), and Accounting Standard Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("Update 2016-20"). The amendments in Update 2016-08, 2016-10 and 2016-12 do not change the core principle of Update 2014-09 but instead clarify the implementation guidance and provide narrow-scope improvements. Update 2016-20 includes additional guidance for disclosures related to remaining performance obligations. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Due to the significant interaction between Update 2014-09 and Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards

Codification ("Update 2016-02"), we expect to adopt Update 2014-09 and Update 2016-02 concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. We are currently evaluating the effect that Update 2014-09 and Update 2016-02 will have on our consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. During our evaluation of Update 2016-02, we have concluded that our drilling contracts contain a lease component, and upon adoption, we will be required to separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Due to the significant interaction between Update 2016-02 and Update 2014-09, we expect to adopt both updates concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. Adoption will result in increased disclosure of the nature of our leasing arrangements and may result in variability of our revenue recognition patterns relative to current U.S. GAAP based on the provisions in each of our drilling contracts. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $60 million to $80 million upon adoption, based on our portfolio of leases as of December 31, 2016. We are currently evaluating the other impacts that Update 2014-09 and 2016-02 will have on our consolidated financial statements and related disclosures.

During 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("Update 2015-03"), as updated by Update 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at June 18, 2015 EITF Meeting ("Update 2015-15"), which require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt issuance costs related to line-of-credit arrangements may be presented as an asset regardless of whether there are any outstanding borrowings on the arrangement. We adopted Update 2015-03 and Update 2015-15 on a retrospective basis effective January 1, 2016. Accordingly, all debt issuance costs, except for the balance related to our line-of-credit arrangement, were presented as a deduction from the carrying amount of the related debt liability on our consolidated balance sheet for all periods presented. As a result of retrospective application, we reclassified debt issuance costs of $26.5 million on our consolidated balance sheet as of December 31, 2015. There is no impact to the manner in which debt issuance costs are amortized in our consolidated financial statements.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

2.  FAIR VALUE MEASUREMENTS

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2016
Supplemental executive retirement plan assets	$27.7	$—	$—	$27.7
Total financial assets	27.7	—	—	27.7
Derivatives, net	—	(8.8)	—	(8.8)
Total financial liabilities	$—	$(8.8)	$—	$(8.8)
As of December 31, 2015
Supplemental executive retirement plan assets	$33.1	$—	$—	$33.1
Total financial assets	33.1	—	—	33.1
Derivatives, net	—	(19.7)	—	(19.7)
Total financial liabilities	$—	$(19.7)	$—	$(19.7)

Supplemental Executive Retirement Plans

Our Ensco supplemental executive retirement plans (the "SERP") are non-qualified plans that provide for eligible employees to defer a portion of their compensation for use after retirement. Assets held in the SERP were marketable securities measured at fair value on a recurring basis using Level 1 inputs and were included in other assets, net, on our consolidated balance sheets as of December 31, 2016 and 2015.  The fair value measurements of assets held in the SERP were based on quoted market prices. Net unrealized gains of $1.8 million, $700,000 and $2.3 million from marketable securities held in our SERP were included in other, net, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Derivatives

Our derivatives were measured at fair value on a recurring basis using Level 2 inputs as of December 31, 2016 and 2015.  See "Note 5 - Derivative Instruments" for additional information on our derivatives, including a description of our foreign currency hedging activities and related methodologies used to manage foreign currency exchange rate risk. The fair value measurements of our derivatives were based on market prices that are generally observable for similar assets or liabilities at commonly quoted intervals.

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments as of December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

8.50% Senior notes due 2019	$480.2	$485.0	$566.4	$510.2
6.875% Senior notes due 2020	735.9	727.5	990.9	850.5
4.70% Senior notes due 2021	674.4	658.9	1,476.7	1,254.0
3.00% Exchangeable senior notes due 2024 (1)	604.3	874.7	—	—
4.50% Senior notes due 2024	618.6	536.0	619.7	417.4
5.20% Senior notes due 2025	662.8	582.3	692.5	505.2
7.20% Debentures due 2027	149.2	138.7	149.1	133.5
7.875% Senior notes due 2040	378.3	270.6	379.8	244.0
5.75% Senior notes due 2044	970.8	728.0	993.5	707.1
Total	$5,274.5	$5,001.7	$5,868.6	$4,621.9

(1)
Our 2024 Convertible Notes were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount, which will be amortized to interest expense. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $830.1 million as of December 31, 2016. See "Note 4 - Debt" for additional information on this issuance.

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2015 to December 31, 2016 is primarily due to debt repurchases as discussed in "Note 4 - Debt". The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of December 31, 2016 and 2015.

3.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Drilling rigs and equipment	$11,067.4	$11,001.8
Other	180.8	180.0
Work in progress	1,744.3	1,537.6
	$12,992.5	$12,719.4

Work in progress as of December 31, 2016 primarily consisted of $1.1 billion related to the construction of ultra-deepwater drillships ENSCO DS-9 and ENSCO DS-10, $415.4 million related to the construction of ENSCO 140 and ENSCO 141 premium jackup rigs and $85.2 million related to the construction of ENSCO 123, an ultra-premium harsh environment jackup rig. ENSCO DS-9, ENSCO 140 and ENSCO 141 have been delivered by their respective shipyards but not yet placed into service as of December 31, 2016.

Work in progress as of December 31, 2015 primarily consisted of $1.1 billion related to the construction of ultra-deepwater drillships ENSCO DS-9 and ENSCO DS-10, $259.8 million related to the construction of ENSCO 140 and ENSCO 141 premium jackup rigs and $71.1 million related to the construction of ENSCO 123, an ultra-premium harsh environment jackup rig.

Impairment of Long-Lived Assets

During 2015, we recorded a pre-tax, non-cash loss on impairment of long-lived assets of $2,618.9 million, of which $2,470.3 million was included in (loss) income from continuing operations and $148.6 million was included in loss from discontinued operations, net, in our consolidated statement of operations. During 2014, we recorded a pre-tax, non-cash loss on impairment of long-lived assets of $2,463.1 million, of which $1,220.8 million was included in (loss) income from continuing operations and $1,242.3 million was included in loss from discontinued operations, net, in our consolidated statement of operations.

On a quarterly basis, we evaluate the carrying value of our property and equipment to identify events or changes in circumstances ("triggering events") that indicate the carrying value may not be recoverable. Beginning in 2014, Brent crude oil prices declined significantly from over $100 per barrel to $55 per barrel at December 31, 2014 and $35 per barrel at December 31, 2015. These prices resulted in significant capital spending reductions by our customers. Customers began delaying drilling programs and exploring subletting opportunities for contracted rigs thereby exacerbating supply pressure. In addition, certain customers requested contract concessions or terminated drilling contracts altogether. The significant supply and demand imbalance was anticipated to be adversely impacted by future newbuild deliveries, program delays and lower capital spending by operators. These adverse changes resulted in the deterioration of our forecasted day rates and utilization during the respective prior year periods. As a result, we concluded that triggering events had occurred during both 2014 and 2015.

For rigs whose carrying values were determined not to be recoverable, we recorded an impairment for the difference between their fair values and carrying values. We estimated the fair values of these rigs by applying either an income approach, using projected discounted cash flows, or a market approach. These valuations were based on unobservable inputs that require significant judgments for which there is limited information, including assumptions regarding future day rates, utilization, operating costs and capital requirements.

In instances where we applied an income approach, forecasted day rates and utilization took into account market conditions and our anticipated business outlook, both of which were impacted by the adverse changes in the business environment. The forecasted market day rates were depressed in the near term but were forecasted to grow in the longer-term and terminal period. Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, adjusted for an estimated inflation factor. Capital requirements were based on our estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements included cash outflows to maintain the current operating condition of our rigs through their remaining useful lives.

In instances where we applied a market approach, the fair value was based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants. We validated all third-party estimated prices using our forecasts of economic returns for the respective rigs or other market data.

If the global economy, our overall business outlook and/or our expectations regarding the marketability of one or more of our drilling rigs deteriorate further, we may conclude that a triggering event has occurred and perform a recoverability test that could lead to a material impairment charge in future periods.

4.  DEBT

The carrying value of our long-term debt as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
8.50% Senior notes due 2019	$480.2	$566.4
6.875% Senior notes due 2020	735.9	990.9
4.70% Senior notes due 2021	674.4	1,476.7
3.00% Exchangeable senior notes due 2024	604.3	—
4.50% Senior notes due 2024	618.6	619.7
5.20% Senior notes due 2025	662.8	692.5
7.20% Senior notes due 2027	149.2	149.1
7.875% Senior notes due 2040	378.3	379.8
5.75% Senior notes due 2044	970.8	993.5
Total Debt	5,274.5	5,868.6
Less current maturities	(331.9)	—
Total long-term debt	$4,942.6	$5,868.6

 Convertible Senior Notes

     In December 2016, Ensco Jersey Finance Limited, a wholly-owned subsidiary of Ensco plc, issued $849.5 million aggregate principal amount of unsecured 2024 Convertible Notes in a private offering. The 2024 Convertible Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by Ensco plc and are exchangeable into cash, our Class A ordinary shares or a combination thereof, at our election. Interest on the 2024 Convertible Notes is payable semiannually on January 31 and July 31 of each year commencing on July 31, 2017. The 2024 Convertible Notes will mature on January 31, 2024, unless exchanged, redeemed or repurchased in accordance with their terms prior to such date. Holders may exchange their 2024 Convertible Notes at their option any time prior to July 31, 2023 only under certain circumstances set forth in the indenture governing the 2024 Convertible Notes. On or after July 31, 2023, holders may exchange their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. The initial exchange rate is 71.3343 shares per $1,000 principal amount of notes, representing an initial exchange price of $14.02 per share, and is subject to adjustment upon certain events. The 2024 Convertible Notes may not be redeemed by us except in the event of certain tax law changes. The total net proceeds from this offering, including issuance costs accrued as of December 31, 2016, were $822.8 million.

Holders may exchange their notes at their option at any time prior to July 31, 2023 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2017, if the last reported sale price of our Class A ordinary shares for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable exchange price on each of such 20 trading days; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2024 Convertible Notes) per $1,000 principal amount of 2024 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A ordinary shares and the applicable exchange rate on each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) if Ensco Jersey Finance Limited calls any or all of the 2024 Convertible Notes for redemption in the event of certain tax law changes, at any time prior to the close of business on the business day immediately preceding the redemption date. As of December 31, 2016, none of the conditions allowing holders of the 2024 Convertible Notes to convert had been met.

If a fundamental change (as defined in the indenture for the 2024 Convertible Notes) occurs, holders of the 2024 Convertible Notes may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the repurchase date.

Upon conversion of the 2024 Convertible Notes, holders will receive cash, our Class A ordinary shares, or a combination thereof, at our election. Our intent is to settle the principal amount of the 2024 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount (i.e., our share price exceeds the exchange price on the date of conversion), we expect to deliver shares equal to our conversion obligation in excess of the principal amount. During each respective reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in the denominator for our computation of diluted EPS using the treasury stock method. See "Note 1 - Description of the Business and Summary of Significant Accounting Policies" for additional information regarding the impact to our EPS.

The 2024 Convertible Notes were separated into their liability and equity components and included in long-term debt and additional paid-in capital on our consolidated balance sheet, respectively. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not include an associated conversion feature. The carrying amount of the equity component representing the conversion feature was determined by deducting the fair value of the liability component from the principal amount of the 2024 Convertible Notes. The difference between the carrying amount of the liability and the principal amount is amortized to interest expense over the term of the 2024 Convertible Notes using the effective interest method and, together with the coupon interest, results in an effective interest rate of approximately 8% per annum. The equity component is not remeasured if we continue to meet certain conditions for equity classification.

The costs related to the issuance of the 2024 Convertible Notes were allocated to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are amortized to interest expense over the term of the notes using the effective interest method and the issuance costs attributable to the equity component were recorded to additional paid-in capital on our consolidated balance sheet.

As of December 31, 2016, the 2024 Convertible Notes consist of the following (in millions):

Liability component:
Principal	$849.5
Less: Unamortized debt discount and issuance costs	(245.2)
Net carrying amount	$604.3
Equity component, net	$220.0

For the year ended December 31, 2016, we recognized $1.3 million associated with coupon interest and $1.5 million associated with the amortization of debt discount and issuance costs.

The indenture governing the 2024 Convertible Notes contains customary events of default, including failure to pay principal or interest on such notes when due, among others. The indenture also contain certain restrictions, including, among others, restrictions on our ability and the ability of our subsidiaries to create or incur secured indebtedness, enter into certain sale/leaseback transactions and enter into certain merger or consolidation transactions.

Senior Notes

During 2015, we issued $700.0 million aggregate principal amount of unsecured 5.20% senior notes due 2025 (the “2025 Notes”) at a discount of $2.6 million and $400.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the “New 2044 Notes”) at a discount of $18.7 million in a public offering. Interest on the 2025

Notes is payable semiannually on March 15 and September 15 of each year. Interest on the New 2044 Notes is payable semiannually on April 1 and October 1 of each year.

During 2014, we issued $625.0 million aggregate principal amount of unsecured 4.50% senior notes due 2024 (the "2024 Notes") at a discount of $850,000 and $625.0 million aggregate principal amount of unsecured 5.75% senior notes due 2044 (the "Existing 2044 Notes" and together with the New 2044 Notes, the "2044 Notes") at a discount of $2.8 million. Interest on the 2024 Notes and the Existing 2044 Notes is payable semiannually on April 1 and October 1 of each year. The Existing 2044 Notes and the New 2044 Notes are treated as a single series of debt securities under the indenture governing the notes.

During 2011, we issued $1.5 billion aggregate principal amount of unsecured 4.70% senior notes due 2021 (the “2021 Notes”) at a discount of $29.6 million in a public offering. Interest on the 2021 Notes is payable semiannually on March 15 and September 15 of each year.

Upon consummation of the Pride acquisition during 2011, we assumed outstanding debt comprised of $900.0 million aggregate principal amount of unsecured 6.875% senior notes due 2020, $500.0 million aggregate principal amount of unsecured 8.5% senior notes due 2019 and $300.0 million aggregate principal amount of unsecured 7.875% senior notes due 2040 (collectively, the "Acquired Notes" and together with the 2021 Notes, 2024 Notes, 2025 Notes and 2044 Notes, the "Senior Notes").  Ensco plc has fully and unconditionally guaranteed the performance of all Pride obligations with respect to the Acquired Notes.  See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Acquired Notes.

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

Debentures Due 2027

During 1997, Ensco International Incorporated issued $150.0 million of unsecured 7.20% Debentures due November 15, 2027 (the "Debentures") in a public offering. Interest on the Debentures is payable semiannually in May and November. We may redeem the Debentures, in whole or in part, at any time prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a "make-whole" premium. The Debentures are not subject to any sinking fund requirements. During 2009, Ensco plc entered into a supplemental indenture to unconditionally guarantee the principal and interest payments on the Debentures. See "Note 15 - Guarantee of Registered Securities" for additional information on the guarantee of the Debentures.

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

 Tender Offers and Open Market Repurchases

During 2016, we launched cash tender offers (the "Tender Offers") to repurchase up to $750 million aggregate purchase price of our outstanding debt. We received tenders totaling $860.7 million for an aggregate purchase price of $622.3 million. We used cash on hand to settle the tendered debt.

Additionally during 2016, we repurchased on the open market $269.9 million of our outstanding debt for an aggregate purchase price of $241.6 million.

Our tender offers and open market repurchases during the year ended December 31, 2016 were as follows (in millions, except percentages):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price	Discount %
8.50% Senior notes due 2019	$62.0	$55.7	10.2%
6.875% Senior notes due 2020	219.2	181.5	17.2%
4.70% Senior notes due 2021	817.0	609.0	25.5%
4.50% Senior notes due 2024	1.7	0.9	47.1%
5.20% Senior notes due 2025	30.7	16.8	45.3%
Total	$1,130.6	$863.9	23.6%

During the year ended December 31, 2016, we recognized pre-tax gains from debt extinguishment of $279.0 million included in other, net, in our consolidated statements of operations related to the Tender Offers and open market repurchases, net of discounts, premiums, debt issuance costs and transaction costs.

 Debt to Equity Exchange

During 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

 Exchange Offers

In January 2017, we completed exchange offers (the "Exchange Offers") to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The Exchange Offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Repurchased	8% Senior notes due 2024 Consideration	Cash Consideration(1)	Total Consideration
8.50% Senior notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

(1)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

During the first quarter, we expect to recognize a pre-tax loss on the Exchange Offers of approximately $6.0 million, net of premiums and transaction costs.

Redemption of 2016 Senior Notes and U.S. Maritime Administration Obligations

During 2011, we issued $1.0 billion of 3.25% senior notes due 2016 (the “2016 Notes”). During 2015, through the combination of a cash tender offer and subsequent redemption, we utilized a portion of the net proceeds from the 2025 Notes and New 2044 Notes to retire the 2016 Notes, and we recorded a pre-tax loss on debt extinguishment of $30.4 million, net of discounts and unamortized debt issuance costs, included in other, net, in our consolidated statement of operations.

During 2015, we used the remaining net proceeds from the 2025 Notes and New 2044 Notes, together with cash on hand, to redeem the remaining $65.3 million outstanding on our 4.33% U.S. Maritime Administration notes due 2016 and 4.65% U.S. Maritime Administration bonds due 2020. We incurred additional losses on debt extinguishment of $3.1 million, which were included in other, net, in our consolidated statement of operations.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). During 2016, we extended the maturity of $1.13 billion of the $2.25 billion commitment for one year to September 30, 2020.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate, depending on our credit ratings. We are required to pay a quarterly commitment fee on the undrawn portion of the $2.25 billion commitment, which is also based on our credit ratings.

In February 2016, Moody's announced a downgrade of our credit rating to B1, and in December, Standard & Poor's downgraded our credit rating to BB, which are both ratings below investment grade. The first rating action resulted in the highest applicable margin rates and commitment fees under the Credit Facility, and as a result, the second rating action had no effect on our current costs of borrowing. The applicable margin rates are 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens; entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; and entering into certain transactions with affiliates. We have the right, subject to receipt of commitments from new or existing lenders, to increase the commitments under the Credit Facility by an amount not to exceed $500 million and to extend the maturity of the commitments under the Credit Facility by one additional year.

As of December 31, 2016, we were in compliance in all material respects with our covenants under the Credit Facility. We expect to remain in compliance with our Credit Facility covenants during 2017. We had no amounts outstanding under the Credit Facility as of December 31, 2016 and 2015.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of recent rating actions by these agencies, we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With a credit rating below investment grade, we have no access to the commercial paper market.

Maturities

The descriptions of our senior notes above reflect the original principal amounts issued, which have been subsequently reduced through our tenders, repurchases and exchanges such that the maturities of our debt were as follows (in millions):

	Original Principal	2016 Tenders and Repurchases	2016 Debt to Equity Exchange	Principal Outstanding at December 31, 2016(1)	2017 Exchange Offers(2)	Remaining Principal
8.50% Senior notes due 2019	$500.0	$(62.0)	$—	$438.0	$(145.8)	$292.2
6.875% Senior notes due 2020	900.0	(219.2)	—	680.8	(129.8)	551.0
4.70% Senior notes due 2021	1,500.0	(817.0)	—	683.0	(373.9)	309.1
3.00% Senior notes due 2024	849.5	—	—	849.5	—	849.5
4.50% Senior notes due 2024	625.0	(1.7)	—	623.3	—	623.3
8.00% Senior notes due 2024	—	—	—	—	332.0	332.0
5.20% Senior notes due 2025	700.0	(30.7)	—	669.3	—	669.3
7.20% Senior notes due 2027	150.0	—	—	150.0	—	150.0
7.875% Senior notes due 2040	300.0	—	—	300.0	—	300.0
5.75% Senior notes due 2044	1,025.0	—	(24.5)	1,000.5	—	1,000.5
Total	$6,549.5	$(1,130.6)	$(24.5)	$5,394.4	$(317.5)	$5,076.9

(1)	The aggregate principal amount outstanding as of December 31, 2016 excludes net unamortized discounts and debt issuance costs of $119.9 million.

(2)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

Interest Expense

Interest expense totaled $228.8 million, $216.3 million and $161.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which was net of interest amounts capitalized of $45.7 million, $87.4 million and $78.2 million in connection with newbuild rig construction and other capital projects.

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

As of December 31, 2016 and 2015, our consolidated balance sheets included net foreign currency derivative liabilities of $8.8 million and $19.7 million, respectively.  All of our derivatives mature within the next 18 months.

Derivatives recorded at fair value on our consolidated balance sheets as of December 31, 2016 and 2015 consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	2016	2015	2016	2015
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$4.1	$.6	$11.4	$20.7
Foreign currency forward contracts - non-current(2)	.2	.2	.8	1.5
	4.3	.8	12.2	22.2
Derivatives not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.4	2.6	1.3	.9
	.4	2.6	1.3	.9
Total	$4.7	$3.4	$13.5	$23.1

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies.  As of December 31, 2016, we had cash flow hedges outstanding to exchange an aggregate $180.9 million for various foreign currencies, including $82.2 million for British pounds, $38.4 million for Australian dollars, $28.3 million for euros, $19.4 million for Brazilian reais, $9.1 million for Singapore dollars and $3.5 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations and comprehensive income for each of the years in the three-year period ended December 31, 2016 were as follows (in millions):

	Loss Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)			(Loss) Gain Reclassified from AOCI into Income (Effective Portion)(1)			Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest rate lock contracts(3)	$—	$—	$—	$(.2)	$(.6)	$(.4)	$—	$—	$—
Foreign currency forward contracts(4)	(5.4)	(23.6)	(11.7)	(12.2)	(21.6)	1.3	1.9	(.1)	(.7)
Total	$(5.4)	$(23.6)	$(11.7)	$(12.4)	$(22.2)	$.9	$1.9	$(.1)	$(.7)

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

(4)
During the year ended December 31, 2016, $13.1 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations. During the year ended December 31, 2015, $22.5 million of losses were reclassified from AOCI into contract drilling expense and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations. During the year ended December 31, 2014, $400,000 of gains were reclassified from AOCI into contract drilling and $900,000 of gains were reclassified from AOCI into depreciation expense in our consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of December 31, 2016, we held derivatives not designated as hedging instruments to exchange an aggregate $136.2 million for various foreign currencies, including $79.5 million for euros, $13.5 million for Swiss francs, $22.9 million for Indonesian rupiah, $11.3 million for British pounds and $9.0 million for other currencies.

Net losses of $7.0 million, $17.3 million and $24.8 million associated with our derivatives not designated as hedging instruments were included in other, net, in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the estimated amount of net losses associated with derivatives, net of tax, that will be reclassified to earnings during the next 12 months was as follows (in millions):

Net unrealized losses to be reclassified to contract drilling expense	$(5.0)
Net realized gains to be reclassified to depreciation expense	.9
Net realized losses to be reclassified to interest expense	(.4)
Net losses to be reclassified to earnings	$(4.5)

6.  SHAREHOLDERS' EQUITY

Activity in our various shareholders' equity accounts for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	AOCI	Treasury Shares	Noncontrolling Interest
BALANCE, December 31, 2013	239.6	$24.1	$5,467.2	$7,327.3	$18.2	$(45.2)	$7.3
Net (loss) income	—	—	—	(3,902.6)	—	—	14.1
Dividends paid	—	—	—	(704.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13.5)
Shares issued under share-based compensation plans, net	1.0	.1	.4	—	—	(.1)	—
Tax benefit from share-based compensation	—	—	1.2	—	—	—	—
Repurchase of shares	—	—	—	—	—	(13.7)	—
Share-based compensation cost	—	—	48.7	—	—	—	—
Net other comprehensive loss	—	—	—	—	(6.3)	—	—
BALANCE, December 31, 2014	240.6	24.2	5,517.5	2,720.4	11.9	(59.0)	7.9
Net (loss) income	—	—	—	(1,594.8)	—	—	8.9
Dividends paid	—	—	—	(140.3)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12.5)
Shares issued under share-based compensation plans, net	2.3	.2	—	—	—	(.2)	—
Tax expense on share-based compensation	—	—	(2.4)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(4.6)	—
Share-based compensation cost	—	—	39.4	—	—	—	—
Net other comprehensive income	—	—	—	—	.6	—	—
BALANCE, December 31, 2015	242.9	24.4	5,554.5	985.3	12.5	(63.8)	4.3
Net income	—	—	—	890.2	—	—	6.9
Dividends paid	—	—	—	(11.4)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7.8)
Contributions from noncontrolling interests	—	—	—	—	—	—	1.0
Equity issuance	65.6	6.5	579.0	—	—	—	—
Equity for debt exchange	1.8	.2	14.8	—	—	—	—
Equity component of convertible senior notes issuance, net	—	—	220.0	—	—	—	—
Tax expense on share-based compensation	—	—	(3.4)	—	—	—	—
Repurchase of shares	—	—	—	—	—	(2.0)	—
Share-based compensation cost	—	—	37.3	—	—	—	—
Net other comprehensive income	—	—	—	—	6.5	—	—
BALANCE, December 31, 2016	310.3	$31.1	$6,402.2	$1,864.1	$19.0	$(65.8)	$4.4

On April 20, 2016, we closed an underwritten public offering of 65,550,000 Class A ordinary shares at $9.25 per share, inclusive of shares purchased under an underwriters' option. We received net proceeds from the offering of$585.5 million.

In October 2016, we entered into a privately-negotiated exchange agreement whereby we issued 1,822,432 Class A ordinary shares, representing less than one percent of our outstanding Class A ordinary shares, in exchange for $24.5 million principal amount of our 2044 Notes, resulting in a pre-tax gain from debt extinguishment of $8.8 million.

As a U.K. company governed in part by the Companies Act, we cannot issue new shares (other than in limited circumstances) without being authorized by our shareholders. At our last annual general meeting, our shareholders authorized the allotment of 78.5 million Class A ordinary shares (or 157.1 million Class A ordinary shares in connection with an offer by way of a rights issue or other similar issue) for a period up to the conclusion of our 2017 annual general meeting (or, if earlier, at the close of business on August 23, 2017). As of December 31, 2016, there had been 2.0 million shares issued under this authority.

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
    During 2013, our shareholders approved a share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. The program terminates during 2018. As of December 31, 2016, there had been no share repurchases under this program.

7.  BENEFIT PLANS

Our shareholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”) effective January 1, 2012, to provide for the issuance of non-vested share awards, share option awards and performance awards (collectively "awards"). Under the 2012 LTIP, as amended, 27.5 million shares were reserved for issuance as awards to officers, non-employee directors and key employees who are in a position to contribute materially to our growth, development and long-term success. As of December 31, 2016, there were 16.0 million shares available for issuance as awards under the 2012 LTIP. Awards may be satisfied by newly issued shares, including shares held by a subsidiary or affiliated entity, or by delivery of shares held in an affiliated employee benefit trust at the Company's discretion.

Non-Vested Share Awards and Units

Grants of non-vested share awards and non-vested share units (including certain share units to be settled in cash, collectively the "share awards") generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. During 2016, we granted 3.4 million non-vested share units to our employees pursuant to the 2012 Long-Term Incentive Plan, which will be settled in cash upon vesting, and an additional 1.1 million non-vested share awards that will be settled in shares. Our non-vested share awards have voting and dividend rights effective on the date of grant, and our non-vested share units have dividend rights effective on the date of grant. Compensation expense for non-vested share awards and non-vested share units to be settled in shares is measured at fair value on the date of grant and recognized on a straight-line basis over the requisite service period (usually the vesting period). Compensation expense for non-vested share units to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. The amount of compensation cost recognized in our consolidated statement of operations is based on the share awards ultimately expected to vest and, therefore, reduced for estimated forfeitures.

The following table summarizes the share awards compensation expense recognized during each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Contract drilling	$19.9	$19.5	$20.9
General and administrative	16.6	17.8	20.7
Share award compensation expense included in operating expenses	36.5	37.3	41.6
Tax benefit	(5.9)	(4.8)	(5.1)
Total share award compensation expense included in net income	$30.6	$32.5	$36.5

The following table summarizes the value of share awards granted and vested during each of the years in the three-year period ended December 31, 2016:

	2016	2015	2014
Weighted-average grant-date fair value of share awards granted (per share)	$9.84	$23.95	$51.22
Total fair value of share awards vested during the period (in millions)	$8.8	$18.0	$46.2

The following table summarizes share awards activity for the year ended December 31, 2016 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Share awards as of December 31, 2015	3,143	$36.46
Granted	4,542	9.84
Vested	(935)	40.28
Forfeited	(618)	20.13
Share awards as of December 31, 2016	6,132	$17.85

As of December 31, 2016, there was $84.7 million of total unrecognized compensation cost related to share awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Share Option Awards

Share option awards ("options") granted to officers and employees generally become exercisable in 25% increments over a four-year period or 33% increments over a three-year period and, to the extent not exercised, expire on the seventh anniversary of the date of grant. Options granted to non-employee directors are immediately exercisable and, to the extent not exercised, expire on the seventh anniversary of the date of grant. The exercise price of options granted under the 2012 LTIP equals the market value of the underlying shares on the date of grant. As of December 31, 2016, options granted to purchase 282,233 shares with a weighted-average exercise price of $41.34 were outstanding under the 2012 LTIP and predecessor or acquired plans. No options have been granted since 2011, and there were no unrecognized compensation costs related to options as of December 31, 2016.

Performance Awards

Under the 2012 LTIP, performance awards may be issued to our senior executive officers. Performance awards granted during 2014, 2015 and 2016 are payable in Ensco shares upon attainment of specified performance goals based on relative total shareholder return ("TSR") and relative return on capital employed ("ROCE"). The performance goals are determined by a committee or subcommittee of the Board of Directors.

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

The aggregate grant-date fair value of performance awards granted during 2016, 2015 and 2014 totaled $6.1 million, $8.3 million and $7.4 million, respectively. The aggregate fair value of performance awards vested during 2016, 2015 and 2014 totaled $2.8 million, $4.6 million and $6.9 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, we recognized $3.1 million, $2.9 million and $3.4 million of compensation expense for performance awards, respectively, which was included in general and administrative expense in our consolidated statements of operations.  As of December 31, 2016, there was $7.9 million of total unrecognized compensation cost related to unvested performance awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Savings Plans

We have profit sharing plans (the "Ensco Savings Plan," the "Ensco Multinational Savings Plan" and the "Ensco Limited Retirement Plan"), which cover eligible employees, as defined within each plan.  The Ensco Savings Plan includes a 401(k) savings plan feature, which allows eligible employees to make tax-deferred contributions to the plan.  The Ensco Limited Retirement Plan also allows eligible employees to make tax-deferred contributions to the plan. Contributions made to the Ensco Multinational Savings Plan may or may not qualify for tax deferral based on each plan participant's local tax requirements.

We generally make matching cash contributions to the plans.  We match 100% of the amount contributed by the employee up to a maximum of 5% of eligible salary. Matching contributions totaled $16.7 million, $18.9 million and $20.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Any additional discretionary contributions made into the plans require approval of the Board of Directors and are generally paid in cash.  We recorded additional discretionary contribution provisions of $19.2 million, $27.5 million and $30.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Matching contributions and additional discretionary contributions become vested in 33% increments upon completion of each initial year of service with all contributions becoming fully vested subsequent to achievement of three or more years of service.  We have 1.0 million shares reserved for issuance as matching contributions under the Ensco Savings Plan.

8.  GOODWILL

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, represent our reporting units. We have historically tested goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists.

At the beginning of 2015, our goodwill balance was $276.1 million, net of accumulated impairment of $2,997.9 million. During 2015, we recorded non-cash losses on impairment of $192.6 million and $83.5 million for the Jackups and Floaters reporting units, respectively, which were included in loss on impairment in our consolidated statement of operations. During 2014, we recorded a non-cash loss on impairment of $2,997.9 million for the Floaters reporting unit, which was included in loss on impairment in our consolidated statement of operations.

As part of our annual goodwill impairment test, beginning in 2014, we considered the decline in Brent crude oil prices, which resulted in significant capital spending reductions by our customers and resulted in the deterioration of our forecasted day rates and utilization. Additionally, during the latter half of 2014 and into 2015, our stock price declined significantly from above $50 in early 2014 down to $35 at the end of 2014 and ending 2015 below $15.

We considered the deterioration in our forecasted day rates and utilization, the sustained decline in our stock price and our asset impairment charges on certain rigs, and we concluded it was more-likely-than-not that the fair values of our reporting units were less than their carrying amounts.

During 2014, we concluded that the declining market conditions and asset impairments on older, less capable floaters indicated that the Floaters reporting unit was less than its carrying amount. Our qualitative assessment of our Jackups reporting unit indicated that the fair value significantly exceeded its carrying amount. During 2015, in light of further declining market conditions and more pervasive asset impairments, we concluded that both the Floaters and Jackups reporting units were less than their carrying amounts.

During 2014, we estimated the fair value of our Floaters reporting unit using a blended income and market approach. During 2015, we estimated the fair values of each reporting unit using an income approach. Due to volatile market conditions, we concluded that the income approach provided a better estimate of fair value compared to other valuation approaches.

The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value and was based on unobservable inputs that require significant judgments for which there is limited information. The future cash flows were projected based on our estimates of future day rates, utilization, operating costs, capital requirements, growth rates and terminal values. Forecasted day rates and utilization took into account market conditions and our anticipated business outlook, both of which were impacted by the adverse changes in the business environment. The day rates reflected contracted rates during the respective contracted periods and our estimate of market day rates in uncontracted periods. The forecasted market day rates were depressed in the near term but were forecasted to grow in the longer-term and terminal period.

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

A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflected a growth rate of 3.0%, which included an estimated inflation factor. The future cash flows were discounted using a market-participant risk-adjusted weighted-average cost of capital of 11.5% and 11.0% for the assessments performed at December 31, 2015 and December 31, 2014, respectively. These assumptions were derived from unobservable inputs and reflect our judgments and assumptions.

We evaluated the estimated fair value of our reporting units compared to our market capitalization. The aggregate fair values of our reporting units exceeded our market capitalization, and we concluded that the resulting implied control premiums were reasonable based on recent market transactions within our industry or other relevant benchmark data.

We compared the estimated fair value of each reporting unit to the fair values of all assets and liabilities within the respective reporting unit to calculate the implied fair value of goodwill and recorded an impairment to goodwill for the difference. All of our goodwill was impaired as of December 31, 2015.

9.  INCOME TAXES

We generated losses of $151.6 million, $578.2 million and $460.3 million from continuing operations before income taxes in the U.S. and profits of $1.1 billion and losses of $893.0 million and $2.1 billion from continuing operations before income taxes in non-U.S. countries for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes components of our provision for income taxes from continuing operations for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Current income tax (benefit) expense:
U.S.	$(6.6)	$18.7	$114.8
Non-U.S.	86.4	125.4	149.2
	79.8	144.1	264.0
Deferred income tax expense (benefit):
U.S.	15.9	(180.4)	(86.7)
Non-U.S.	12.8	22.4	(36.8)
	28.7	(158.0)	(123.5)
Total income tax expense (benefit)	$108.5	$(13.9)	$140.5

Deferred Taxes

The following table summarizes significant components of deferred income tax assets (liabilities) as of December 31, 2016 and 2015 (in millions):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$197.9	$228.7
Foreign tax credits	91.7	84.1
Premiums on long-term debt	57.4	86.0
Deferred revenue	55.7	77.7
Employee benefits, including share-based compensation	30.6	40.5
Other	32.5	20.5
Total deferred tax assets	465.8	537.5
Valuation allowance	(238.8)	(266.4)
Net deferred tax assets	227.0	271.1
Deferred tax liabilities:
Property and equipment	(103.3)	(97.1)
Intercompany transfers of property	(18.9)	(21.2)
Deferred costs	(11.4)	(15.3)
Other	(23.6)	(25.8)
Total deferred tax liabilities	(157.2)	(159.4)
Net deferred tax asset	$69.8	$111.7

The realization of substantially all of our deferred tax assets is dependent on generating sufficient taxable income during future periods in various jurisdictions in which we operate. Realization of certain of our deferred tax assets is not assured. We recognize a valuation allowance for deferred tax assets when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near term if our estimates of future taxable income change.

As of December 31, 2016, we had deferred tax assets of $91.7 million for U.S. foreign tax credits (“FTC”) and $197.9 million related to $802.1 million of net operating loss (“NOL”) carryforwards, which can be used to reduce our income taxes payable in future years.  The FTC expire between 2022 and 2036.  NOL carryforwards, which were generated in various jurisdictions worldwide, include $406.9 million that do not expire and $395.2 million that will expire, if not utilized, beginning in 2017 through 2026.  Due to the uncertainty of realization, we have a $221.7 million valuation allowance on FTC and NOL carryforwards.

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

Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in profitability levels and changes in tax laws, our annual effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Further, we may continue to incur income tax expense in periods in which we operate at a loss.

Our consolidated effective income tax rate on continuing operations for each of the years in the three-year period ended December 31, 2016, differs from the U.K. statutory income tax rate as follows:

	2016	2015	2014
U.K. statutory income tax rate	20.0%	20.2%	21.5%
Non-U.K. taxes	(7.9)	(12.3)	(1.3)
Debt repurchases	(4.1)	—	—
Goodwill and asset impairments	—	(4.0)	(25.3)
Valuation allowance	2.6	(1.5)	(1.1)
Other	.3	(1.5)	.7
Effective income tax rate	10.9%	.9%	(5.5)%

Our 2016 consolidated effective income tax rate includes the impact of various discrete tax items, including a $16.9 million tax expense resulting from net gains on the repurchase of various debt during the year, the recognition of an $8.4 million net tax benefit relating to the sale of various rigs, a $5.5 million tax benefit resulting from a net reduction in the valuation allowance on U.S. foreign tax credits and a net $5.3 million tax benefit associated with liabilities for unrecognized tax benefits and other adjustments relating to prior years.

Our consolidated effective income tax rate for 2015 includes the impact of various discrete tax items, primarily related to a $192.5 million tax benefit associated with rig impairments and an $11.0 million tax benefit resulting from the reduction of a valuation allowance on U.S. foreign tax credits.

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

Excluding the impact of the aforementioned discrete tax items, our consolidated effective income tax rates for the years ended December 31, 2016, 2015 and 2014 were 20.3%, 16.0% and 10.7%, respectively. The changes in our consolidated effective income tax rate excluding discrete tax items during the three-year period result primarily from changes in the relative components of our earnings from the various taxing jurisdictions in which our drilling rigs are operated and/or owned and differences in tax rates in such taxing jurisdictions.

Unrecognized Tax Benefits

Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.  As of December 31, 2016, we had $122.0 million of unrecognized tax benefits, of which $116.3 million was included in other liabilities on our consolidated balance sheet and the remaining $5.7 million, which is associated with a tax position taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets. As of December 31, 2015, we had $140.6 million of unrecognized tax benefits, of which $119.3 million was included in other liabilities on our consolidated balance sheet and the remaining $21.3 million, which is associated with a tax position taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets. If recognized, $108.6 million of the $122.0 million unrecognized tax benefits as of December 31, 2016 would impact our consolidated effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Balance, beginning of year	$140.6	$134.4
Settlements with taxing authorities	(27.6)	(.6)
Decreases in unrecognized tax benefits as a result of tax positions taken during prior years	(.5)	(2.1)
Lapse of applicable statutes of limitations	(.2)	(5.6)
Increases in unrecognized tax benefits as a result of tax positions taken during prior years	4.9	15.7
Increases in unrecognized tax benefits as a result of tax positions taken during the current year	7.6	6.6
Impact of foreign currency exchange rates	(2.8)	(7.8)
Balance, end of year	$122.0	$140.6

Accrued interest and penalties totaled $26.6 million and $30.4 million as of December 31, 2016 and 2015, respectively, and were included in other liabilities on our consolidated balance sheets. We recognized a net benefit of $3.8 million and a net expense of $3.9 million and $9.2 million associated with interest and penalties during the years ended December 31, 2016, 2015 and 2014, respectively. Interest and penalties are included in current income tax expense in our consolidated statements of operations.

Our 2011 and subsequent years U.S. Federal tax returns remain subject to examination. Tax years as early as 2005 remain subject to examination in the other major tax jurisdictions in which we operated.

Statutes of limitations applicable to certain of our tax positions lapsed during 2016, 2015 and 2014, resulting in net income tax benefits, inclusive of interest and penalties, of $0.6 million, $7.6 million and $2.4 million, respectively.

Absent the commencement of examinations by tax authorities, statutes of limitations applicable to certain of our tax positions will lapse during 2017.  Therefore, it is reasonably possible that our unrecognized tax benefits will decline during the next 12 months by $1.1 million, inclusive of $0.7 million of accrued interest and penalties, of which up to $1.1 million would impact our consolidated effective income tax rate if recognized.

Intercompany Transfer of Drilling Rigs

During the three-year period ended December 31, 2016, we transferred ownership of certain drilling rigs among our subsidiaries, including five jackups and one drillship during 2016, one semisubmersible rig during 2015 and three jackups during 2014.  There were no income tax liabilities or reversing temporary differences associated with the intercompany transfers of drilling rigs during these periods.

As of December 31, 2016 and 2015, the unamortized balance associated with deferred charges for income taxes incurred in connection with intercompany transfers of drilling rigs totaled $33.0 million and $37.1 million, respectively, and was included in other assets, net, on our consolidated balance sheets. Current income tax expense for the years ended December 31, 2016, 2015 and 2014 included $4.1 million, $2.6 million and $2.6 million, respectively, of amortization of income taxes incurred in connection with intercompany transfers of drilling rigs.

As of December 31, 2016 and 2015, the unamortized balance associated with the deferred tax liability for reversing temporary differences of transferred drilling rigs totaled $18.9 million and $21.2 million, respectively, and was included in other liabilities on our consolidated balance sheets.  Deferred income tax benefit for the years ended December 31, 2016, 2015 and 2014 included benefits of $2.3 million, $1.8 million and $1.8 million, respectively, of amortization of deferred reversing temporary differences associated with intercompany transfers of drilling rigs.

Undistributed Earnings

Dividend income received by Ensco plc from its subsidiaries is exempt from U.K. taxation. We do not provide deferred taxes on undistributed earnings of certain subsidiaries because our policy and intention is to reinvest such earnings indefinitely. Each of the subsidiaries for which we maintain such policy has sufficient net assets, liquidity, contract backlog and/or other financial resources available to meet operational and capital investment requirements, which allows us to continue to maintain our policy of reinvesting the undistributed earnings indefinitely.

As of December 31, 2016, the aggregate undistributed earnings of the subsidiaries for which we maintain a policy and intention to reinvest earnings indefinitely totaled $1.0 billion. Should we make a distribution from these subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes. The unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate as of December 31, 2016.

10.  DISCONTINUED OPERATIONS

Our business strategy has been to focus on ultra-deepwater floater and premium jackup operations. We continually assess our rig portfolio and actively work with our rig broker to market certain rigs that no longer meet our standards for economic returns or are not part of our long-term strategic plan.

Prior to 2015, individual rig disposals were classified as discontinued operations once the rigs met the criteria to be classified as held-for-sale. The operating results of the rigs through the date the rig was sold as well as the gain or loss on sale were included in loss from discontinued operations, net, in our consolidated statement of operations. Net proceeds from the sales of the rigs were included in investing activities of discontinued operations in our consolidated statement of cash flows in the period in which the proceeds were received.

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

As a result, individual assets that are classified as held-for-sale beginning in 2015 are not reported as discontinued operations and their operating results and gain or loss on sale of these rigs are included in contract drilling expense in our consolidated statements of operations. Rigs that were classified as held-for-sale prior to 2015 continue to be reported as discontinued operations.

During 2014, we committed to a plan to sell six floaters and two jackups. ENSCO 5000, ENSCO 5001, ENSCO 5002, ENSCO 6000, ENSCO 7500, ENSCO DS-2, ENSCO 58 and ENSCO 90 were removed from our portfolio of rigs marketed for contract drilling services and were classified as held-for-sale. The operating results for these rigs and any related gain or loss on sale were included in income (loss) from discontinued operations, net, in our consolidated statements of operations. ENSCO 7500 and ENSCO 90 continue to be actively marketed for sale and were classified as held-for-sale on our December 31, 2016 consolidated balance sheet.

The following rig sales were included in discontinued operations during the three-year period ended December 31, 2016 (in millions):

Rig	Date of Sale	Segment(1)	Net Proceeds	Net Book Value(2)	Pre-tax(Loss)/Gain
ENSCO DS-2	May 2016	Floaters	$5.0	$4.0	$1.0
ENSCO 58	April 2016	Jackups	.7	.3	.4
ENSCO 6000	April 2016	Floaters	.6	700,000.8	(.2)
ENSCO 5001	December 2015	Floaters	2.4	2.5	(.1)
ENSCO 5002	June 2015	Floaters	1.6	—	1.6
ENSCO 5000	December 2014	Floaters	1.3	.5	.8
ENSCO 93(3)	September 2014	Jackups	51.7	52.9	(1.2)
ENSCO 85	April 2014	Jackups	64.4	54.1	10.3
ENSCO 69 & Pride Wisconsin (4)	January 2014	Jackups	32.2	8.6	23.6
			$159.9	$123.7	$36.2

(1) The rigs' operating results were reclassified to discontinued operations in our consolidated statements of operations for each of the years in the three-year period ended December 31, 2016 and were previously included within the specified operating segment.

(2) Includes the rig's net book value as well as inventory and other assets on the date of the sale.

(3) In September 2014, we sold ENSCO 93, a jackup contracted to Pemex. In connection with this sale, we executed a charter agreement with the purchaser to continue operating the rig for the remainder of the Pemex contract, which ended in July 2015, less than one year from the date of sale. Our management services following the sale did not constitute significant ongoing involvement and therefore, the $1.2 million loss on sale was included in loss from discontinued operations, net, in our consolidated statement of operations for the year ended December 31, 2014.

(4) The net proceeds from the sale of ENSCO 69 and Pride Wisconsin were received in December 2013.

The following table summarizes income (loss) from discontinued operations for each of the years in the three-year period ended December 31, 2016 (in millions):

	2016	2015	2014
Revenues	$—	$19.5	$325.0
Operating expenses	3.1	39.5	372.0
Operating loss	(3.1)	(20.0)	(47.0)
Income tax (benefit) expense	(10.1)	(7.7)	30.7
Loss on impairment, net	—	(120.6)	(1,158.8)
Gain on disposal of discontinued operations, net	1.1	4.3	37.3
Income (loss) from discontinued operations	$8.1	$(128.6)	$(1,199.2)

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

Income tax benefit from discontinued operations for the year ended December 31, 2016 and 2015 included $10.2 million and $12.6 million of discrete tax benefits, respectively.

Debt and interest expense are not allocated to our discontinued operations.

11.  COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under leases for certain of our offices and equipment.  Rental expense relating to operating leases was $32.6 million, $50.9 million and $54.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum rental payments under our noncancellable operating lease obligations are as follows: $32.7 million during 2017; $24.2 million during 2018; $18.0 million during 2019; $10.6 million during 2020; $9.5 million during 2021 and $37.4 million thereafter.

Capital Commitments

The following table summarizes the cumulative amount of contractual payments made as of December 31, 2016 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	2017	2018	2019	Total(2)
ENSCO DS-10 (3)	$245.4	$234.0	$—	$75.0	$554.4
ENSCO 123	57.5	8.0	215.3	—	280.8
	$302.9	$242.0	$215.3	$75.0	$835.2

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through December 31, 2016.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

(3)
In January 2017, we reached an agreement with the shipyard constructing ENSCO DS-10 to further delay delivery and $75.0 million of the final milestone payment until the first quarter of 2019, or such earlier date as we may elect to take delivery.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Brazil Internal Investigation

Pride International LLC, formerly Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil in 2001. In 2008, Pride entered into a drilling services agreement with Petrobras (the "DSA") for ENSCO DS-5, a drillship ordered from Samsung Heavy Industries, a shipyard in South Korea ("SHI"). Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition of Pride, Ensco conducted similar compliance reviews, the most recent of which commenced in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras.

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

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "-DSA Dispute" below for additional information.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our consolidated balance sheet as of December 31, 2016. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Customer Dispute

A customer filed a lawsuit in Texas federal court against one of our subsidiaries claiming damages based on allegations that our subsidiary breached and was negligent in the performance of a drilling contract during the period beginning in mid-2011 through May 2012. The customer’s recently issued court documents allege damages totaling approximately $45 million. Although we are vigorously defending this lawsuit, we do not have sufficient information at this time to provide a reasonable estimate of potential liability, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.
Asbestos Litigation

We and certain subsidiaries are currently named as defendants, along with numerous third-party companies as co-defendants, in multi-party lawsuits filed in Mississippi and Louisiana by approximately 32 plaintiffs. The lawsuits seek an unspecified amount of monetary damages on behalf of individuals alleging personal injury or death, primarily under the Jones Act, purportedly resulting from exposure to asbestos on drilling rigs and associated facilities during the 1960s through the 1980s.

During 2013, we reached an agreement in principle with 58 plaintiffs to settle lawsuits filed in Mississippi for a nominal amount. The settlement documents for these lawsuits have been processed, and the cases have been dismissed.

We intend to vigorously defend against the remaining lawsuits and have filed responsive pleadings preserving all defenses and challenges to jurisdiction and venue. We expect final disposition of these lawsuits to be immaterial to our financial position, operating results and cash flows.

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

In the ordinary course of business with customers and others, we have entered into letters of credit to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit outstanding as of December 31, 2016 totaled $55.5 million and are issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of December 31, 2016, we had not been required to make collateral deposits with respect to these agreements.

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

We recorded an aggregate gain on sale of $7.5 million at the time of disposal, which represented the portion of the gain that exceeded the present value of payments due under the charter agreements, included in contract drilling expense in our consolidated statement of operations for the year ended December 31, 2014. The remaining $29.4 million gain was deferred and amortized to contract drilling expense within the Jackup segment over the remaining charter term of each rig. Of the $29.4 million deferred gain, $22.4 million and $7.0 million were recognized in contract drilling expense in our consolidated statements of operations for the years ended December 31, 2015 and December 31, 2014, respectively.

Due to our long-term charter agreements with the purchaser, ENSCO 83, ENSCO 89 and ENSCO 98 operating results for periods beginning after the date of sale (September 30, 2014) were included in income from continuing operations within the Other segment. Operating results for these rigs prior to September 30, 2014 were included in income from continuing operations within the Jackup segment.

The ENSCO 93 contract with Pemex ended in July 2015, less than one year from the date of sale. Therefore, our rig management operations following the sale did not constitute significant ongoing involvement. As a result, ENSCO 93 operating results were included in income (loss) from discontinued operations, net, in our consolidated statements of operations for the two-year period ended December 31, 2015. Additionally, the loss on sale of $1.2 million was included in loss from discontinued operations, net, in our consolidated statements of operations for the year ended December 31, 2014. The proceeds from the sale were included in investing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2014. See "Note 10 - Discontinued Operations" for additional information.

13.  SEGMENT INFORMATION

    Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for each of the years in the three-year period ended December 31, 2016 is presented below (in millions).  General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Year Ended December 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,771.1	$929.5	$75.8	$2,776.4	$—	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	725.0	516.8	59.2	1,301.0	—	1,301.0
Depreciation	304.1	123.7	—	427.8	17.5	445.3
General and administrative	—	—	—	—	100.8	100.8
Operating income	$742.0	$289.0	$16.6	$1,047.6	$(118.3)	$929.3
Property and equipment, net	$8,300.4	$2,561.0	$—	$10,861.4	$57.9	$10,919.3
Capital expenditures	$110.3	$206.2	$—	$316.5	$5.7	$322.2

Year Ended December 31, 2015

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,466.0	$1,445.6	$151.8	$4,063.4	$—	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	1,052.8	693.5	123.3	1,869.6	—	1,869.6
Loss on impairment	1,778.4	968.0		2,746.4	—	2,746.4
Depreciation	382.4	175.7	—	558.1	14.4	572.5
General and administrative	—	—	—	—	118.4	118.4
Operating (loss) income	$(747.6)	$(391.6)	$28.5	$(1,110.7)	$(132.8)	$(1,243.5)
Property and equipment, net	$8,535.6	$2,481.2	$—	$11,016.8	$71.0	$11,087.8
Capital expenditures	$1,176.6	$434.7	$—	$1,611.3	$8.2	$1,619.5

Year Ended December 31, 2014

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$2,697.6	$1,774.6	$92.3	$4,564.5	$—	$4,564.5
Operating expenses
Contract drilling (exclusive of depreciation)	1,201.2	807.4	68.3	2,076.9	—	2,076.9
Loss on impairment	3,982.3	236.4	—	4,218.7	—	4,218.7
Depreciation	358.1	171.2	—	529.3	8.6	537.9
General and administrative	—	—	—	—	131.9	131.9
Operating (loss) income	$(2,844.0)	$559.6	$24.0	$(2,260.4)	$(140.5)	$(2,400.9)
Property and equipment, net	$9,462.3	$2,995.3	$—	$12,457.6	$77.2	$12,534.8
Capital expenditures	$855.5	$666.3	$—	$1,521.8	$44.9	$1,566.7

Information about Geographic Areas

As of December 31, 2016, our Floaters segment consisted of seven drillships, nine dynamically positioned semisubmersible rigs and three moored semisubmersible rigs deployed in various locations. Additionally, our Floaters segment included one ultra-deepwater drillship under construction in South Korea and one dynamically positioned semisubmersible rig held-for-sale.  Our Jackups segment consisted of 38 jackup rigs, of which 36 were deployed in various locations, one was under construction in Singapore and one was classified as held-for-sale.

As of December 31, 2016, the geographic distribution of our drilling rigs by operating segment was as follows:

	Floaters	Jackups	Total
North & South America	8	7	15
Europe & the Mediterranean	6	11	17
Middle East & Africa	1	11	12
Asia & Pacific Rim	4	7	11
Asia & Pacific Rim (under construction)	1	1	2
Held-For-Sale	1	1	2
Total	21	38	59

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

Information by country for those countries that account for more than 10% of our long-lived assets was as follows (in millions):

	Long-lived Assets
	2016	2015	2014
United States	$2,898.3	$4,731.8	$5,240.4
Spain	2,334.5	757.0	—
Singapore	1,388.4	832.9	126.7
Angola	821.7	1,471.1	1,913.5
United Kingdom	409.0	462.4	982.0
Brazil	187.4	210.8	1,459.0
Other countries	2,880.0	2,621.8	2,813.2
Total	$10,919.3	$11,087.8	$12,534.8

14.  SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Balance Sheet Information

Accounts receivable, net, as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Trade	$358.4	$595.0
Other	24.5	16.3
	382.9	611.3
Allowance for doubtful accounts	(21.9)	(29.3)
	$361.0	$582.0

Other current assets as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Inventory	$225.2	$235.3
Deferred costs	32.4	52.1
Prepaid taxes	30.7	73.5
Prepaid expenses	7.9	20.5
Other	19.8	20.4
	$316.0	$401.8

Other assets, net, as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Deferred tax assets	$69.3	$94.8
Deferred costs	35.7	55.8
Prepaid taxes on intercompany transfers of property	33.0	37.1
Supplemental executive retirement plan assets	27.7	33.1
Other	10.2	16.8
	$175.9	$237.6

      Accrued liabilities and other as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Personnel costs	$124.0	$161.6
Deferred revenue	116.7	197.2
Accrued interest	71.7	88.4
Taxes	40.7	70.8
Derivative liabilities	12.7	21.6
Other	10.8	11.3
	$376.6	$550.9

Other liabilities as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Unrecognized tax benefits (inclusive of interest and penalties)	$142.9	$149.7
Deferred revenue	120.9	218.6
Supplemental executive retirement plan liabilities	28.9	34.4
Personnel costs	13.5	17.7
Other	16.3	28.8
	$322.5	$449.2

Accumulated other comprehensive income as of December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Derivative instruments	$13.6	$6.6
Currency translation adjustment	7.6	7.8
Other	(2.2)	(1.9)
	$19.0	$12.5

Consolidated Statement of Operations Information

Repair and maintenance expense related to continuing operations for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	2016	2015	2014
Repair and maintenance expense	$151.1	$270.1	$357.2

Consolidated Statement of Cash Flows Information

Net cash provided by operating activities of continuing operations attributable to the net change in operating assets and liabilities for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	2016	2015	2014
(Decrease) increase in liabilities	$(316.6)	$(379.2)	$208.2
Decrease (increase) in accounts receivable	222.3	269.5	(38.5)
Decrease (increase) in other assets	86.1	25.7	(76.4)
	$(8.2)	$(84.0)	$93.3

During 2016, the net change in operating assets and liabilities increased by $75.8 million as compared to the prior year. The net change during 2016 was primarily due to a decline in liabilities related to lower operating levels across the fleet and the amortization of deferred revenue, mostly offset by a decline in accounts receivable due to lower revenues from contract drilling services and a decline in prepaid taxes and other assets due to collections during the year and amortization, respectively.

During 2015, the net change in operating assets and liabilities declined by $177.3 million as compared to the prior year. The net change during 2015 was primarily due to a decline in liabilities related to lower operating levels across the fleet and the amortization of deferred revenue, partially offset by a decline in accounts receivable due to lower revenues from contract drilling services.

Cash paid for interest and income taxes for each of the years in the three-year period ended December 31, 2016 was as follows (in millions):

	2016	2015	2014
Interest, net of amounts capitalized	$264.8	$249.3	$170.0
Income taxes	56.4	97.3	218.2

Capitalized interest totaled $45.7 million, $87.4 million and $78.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditure accruals totaling $11.5 million, $60.9 million and $137.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from investing activities in our consolidated statements of cash flows.

Amortization of assets and liabilities, net, included the amortization of debt premiums, intangibles, deferred charges for income taxes incurred on intercompany transfers of drilling rigs and certain other deferred costs.

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

Consolidated revenues by customer for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Total(1)	13%	9%	9%
BP (2)	12%	18%	16%
Petrobras(3)	9%	14%	9%
Other	66%	59%	66%
	100%	100%	100%

(1)	For the years ended December 31, 2016, 2015 and 2014, all Total revenues were attributable to the Floater segment.

(2)
For the year ended December 31, 2016, 76%, 17% and 7% of the revenues provided by BP were attributable to our Floaters, Other and Jackups segments, respectively. For the years ended December 31, 2015 and 2014, 81% and 80% of the revenues provided by BP, respectively, were attributable to our Floaters segment and the remaining revenues were attributable to our Other segment.

For the year ended December 31, 2015, excluding the impact of ENSCO DS-4 lump-sum termination payments of $110.6 million, revenues from BP represented 15% of total revenue.

(3)	For the years ended December 31, 2016, 2015 and 2014, all Petrobras revenues were attributable to our Floaters segment.

For purposes of our geographic disclosure, we attribute revenues to the geographic location where such revenues are earned. Consolidated revenues by region for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Angola(1)	$552.1	$586.5	$607.9
U.S. Gulf of Mexico(2)	531.7	1,151.5	1,712.4
Brazil(3)	298.0	468.5	459.1
United Kingdom(4)	246.2	400.7	406.2
Other	1,148.4	1,456.2	1,378.9
	$2,776.4	$4,063.4	$4,564.5

(1)
For the years ended December 31, 2016, 2015 and 2014, 87%, 88% and 100% of the revenues earned in Angola, respectively, were attributable to our Floaters segment with the remaining revenues attributable to our Jackups segment.

(2)
For the years ended December 31, 2016, 2015 and 2014, 82%, 86% and 79% of the revenues earned in the U.S. Gulf of Mexico, respectively, were attributable to our Floaters segment. For the years ended December 31, 2016, 2015 and 2014, 7%, 9% and 18% of revenues were attributable to our Jackups segment.

(3)	For the years ended December 31, 2016, 2015 and 2014, all revenues were attributable to our Floaters segment.

(4)	For the years ended December 31, 2016, 2015 and 2014, all revenues were attributable to our Jackups segment.

15.  GUARANTEE OF REGISTERED SECURITIES

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% senior notes due 2019, 6.875% senior notes due 2020 and 7.875% senior notes due 2040, which had an aggregate outstanding principal balance of $1.4 billion as of December 31, 2016. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% Debentures due 2027 issued by Ensco International Incorporated in November 1997, which had an aggregate outstanding principal balance of $150.0 million as of December 31, 2016.

Pride International LLC (formerly Pride International, Inc.) and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present our condensed consolidating statements of operations for each of the years in the three-year period ended December 31, 2016; our condensed consolidating statements of comprehensive income for each of the years in the three-year period ended December 31, 2016; our condensed consolidating balance sheets as of December 31, 2016 and 2015; and our condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2016, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$27.9	$144.4	$—	$2,897.4	$(293.3)	$2,776.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	27.3	144.8	.1	1,422.1	(293.3)	1,301.0
Depreciation	—	17.2	.4	427.7	—	445.3
General and administrative	36.2	.2	—	64.4	—	100.8
OPERATING (LOSS) INCOME	(35.6)	(17.8)	(.5)	983.2	—	929.3
OTHER INCOME (EXPENSE), NET	152.9	(79.0)	(76.6)	7.8	63.1	68.2
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	117.3	(96.8)	(77.1)	991.0	63.1	997.5
INCOME TAX EXPENSE (BENEFIT)	—	.7	(.6)	108.4	—	108.5
DISCONTINUED OPERATIONS, NET	—	—	—	8.1	—	8.1
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	772.9	205.7	125.7	—	(1,104.3)	—
NET INCOME	890.2	108.2	49.2	890.7	(1,041.2)	897.1
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(6.9)	—	(6.9)
NET INCOME ATTRIBUTABLE TO ENSCO	$890.2	$108.2	$49.2	$883.8	$(1,041.2)	$890.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2015 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$31.7	$163.5	$—	$4,199.4	$(331.2)	$4,063.4
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	29.2	163.5	—	2,008.1	(331.2)	1,869.6
Loss on impairment	—	—	—	2,746.4	—	2,746.4
Depreciation	.1	13.8	—	558.6	—	572.5
General and administrative	51.5	.2	—	66.7	—	118.4
OPERATING LOSS	(49.1)	(14.0)	—	(1,180.4)	—	(1,243.5)
OTHER (EXPENSE) INCOME, NET	(169.5)	(28.6)	(71.5)	41.9	—	(227.7)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(218.6)	(42.6)	(71.5)	(1,138.5)	—	(1,471.2)
INCOME TAX (BENEFIT) EXPENSE	—	(190.6)	—	176.7	—	(13.9)
DISCONTINUED OPERATIONS, NET	—	—	—	(128.6)	—	(128.6)
EQUITY LOSS IN AFFILIATES, NET OF TAX	(1,376.2)	(1,672.8)	(1,771.5)	—	4,820.5	—
NET LOSS	(1,594.8)	(1,524.8)	(1,843.0)	(1,443.8)	4,820.5	(1,585.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(8.9)	—	(8.9)
NET LOSS ATTRIBUTABLE TO ENSCO	$(1,594.8)	$(1,524.8)	$(1,843.0)	$(1,452.7)	$4,820.5	$(1,594.8)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Year Ended December 31, 2014 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco		Consolidating Adjustments	Total
OPERATING REVENUES	$34.5	$145.4	$—	$4,683.0		$(298.4)	$4,564.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	31.8	145.4	—	2,198.1		(298.4)	2,076.9
Loss on impairment	—	—	—	4,218.7		—	4,218.7
Depreciation	.2	7.6	—	530.1		—	537.9
General and administrative	52.0	.4	—	79.5		—	131.9
OPERATING LOSS	(49.5)	(8.0)	—	(2,343.4)		—	(2,400.9)
OTHER (EXPENSE) INCOME, NET	(67.0)	(43.3)	(54.7)	17.1		—	(147.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(116.5)	(51.3)	(54.7)	(2,326.3)		—	(2,548.8)
INCOME TAX (BENEFIT) EXPENSE	—	(44.9)	—	185.4	185.4	—	140.5
DISCONTINUED OPERATIONS, NET	—	—	—	(1,199.2)		—	(1,199.2)
EQUITY LOSS IN AFFILIATES, NET OF TAX	(3,786.1)	(3,651.0)	(3,744.3)	—		11,181.4	—
NET LOSS	(3,902.6)	(3,657.4)	(3,799.0)	(3,710.9)		11,181.4	(3,888.5)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(14.1)		—	(14.1)
NET LOSS ATTRIBUTABLE TO ENSCO	$(3,902.6)	$(3,657.4)	$(3,799.0)	$(3,725.0)		$11,181.4	$(3,902.6)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31, 2016
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$890.2	$108.2	$49.2	$890.7	$(1,041.2)	$897.1
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(5.4)	—	—	—	(5.4)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	12.4	—	—	—	12.4
Other	—	—	—	(.5)	—	(.5)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	7.0	—	(.5)	—	6.5

COMPREHENSIVE INCOME	890.2	115.2	49.2	890.2	(1,041.2)	903.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(6.9)	—	(6.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$890.2	$115.2	$49.2	$883.3	$(1,041.2)	$896.7

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Year Ended December 31, 2015
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(1,594.8)	$(1,524.8)	$(1,843.0)	$(1,443.8)	$4,820.5	$(1,585.9)
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(23.6)	—	—	—	(23.6)
Reclassification of net gains on derivative instruments from other comprehensive income into net income	—	22.2	—	—	—	22.2
Other	—	—	—	2.0	—	2.0
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(1.4)	—	2.0	—	.6

COMPREHENSIVE LOSS	(1,594.8)	(1,526.2)	(1,843.0)	(1,441.8)	4,820.5	(1,585.3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(8.9)	—	(8.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(1,594.8)	$(1,526.2)	$(1,843.0)	$(1,450.7)	$4,820.5	$(1,594.2)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
Year Ended December 31, 2014
(in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET LOSS	$(3,902.6)	$(3,657.4)	$(3,799.0)	$(3,710.9)	$11,181.4	$(3,888.5)
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in fair value of derivatives	—	(11.7)	—	—	—	(11.7)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	(.9)	—	—	—	(.9)
Other	—	—	—	6.3	—	6.3
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(12.6)	—	6.3	—	(6.3)

COMPREHENSIVE LOSS	(3,902.6)	(3,670.0)	(3,799.0)	(3,704.6)	11,181.4	(3,894.8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(14.1)	—	(14.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSCO	$(3,902.6)	$(3,670.0)	$(3,799.0)	$(3,718.7)	$11,181.4	$(3,908.9)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.6	$—	$19.8	$247.3	$—	$1,159.7
Short-term investments	1,165.1	5.5	—	272.0	—	1,442.6
Accounts receivable, net	6.8	—	—	354.2	—	361.0
Accounts receivable from affiliates	486.5	251.2	—	152.2	(889.9)	—
Other	.1	6.8	—	309.1	—	316.0
Total current assets	2,551.1	263.5	19.8	1,334.8	(889.9)	3,279.3
PROPERTY AND EQUIPMENT, AT COST	1.8	121.0	—	12,869.7	—	12,992.5
Less accumulated depreciation	1.8	63.8	—	2,007.6	—	2,073.2
Property and equipment, net	—	57.2	—	10,862.1	—	10,919.3
DUE FROM AFFILIATES	1,512.2	4,513.8	1,978.8	7,234.4	(15,239.2)	—
INVESTMENTS IN AFFILIATES	8,557.7	3,462.3	1,061.3	—	(13,081.3)	—
OTHER ASSETS, NET	—	81.5	—	181.1	(86.7)	175.9
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44.1	$45.2	$28.3	$404.9	$—	$522.5
Accounts payable to affiliates	38.8	208.4	5.9	636.9	(890.0)	—
Current maturities of long-term debt	187.1	—	144.8	—	—	331.9
Total current liabilities	270.0	253.6	179.0	1,041.8	(890.0)	854.4
DUE TO AFFILIATES	1,375.8	5,367.6	2,040.7	6,455.0	(15,239.1)	—
LONG-TERM DEBT	2,720.2	149.2	1,449.5	623.7	—	4,942.6
OTHER LIABILITIES	—	2.9	—	406.3	(86.7)	322.5
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,255.0	2,605.0	(609.3)	11,081.2	(13,081.3)	8,250.6
NONCONTROLLING INTERESTS	—	—	—	4.4	—	4.4
Total equity (deficit)	8,255.0	2,605.0	(609.3)	11,085.6	(13,081.3)	8,255.0
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2015 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94.0	$—	$2.0	$25.3	$—	$121.3
Short-term investments	1,180.0	—	—	—	—	1,180.0
Accounts receivable, net	1.2	—	—	580.8	—	582.0
Accounts receivable from affiliates	808.7	237.3	—	148.1	(1,194.1)	—
Other	0.2	229.3	—	172.3	—	401.8
Total current assets	2,084.1	466.6	2.0	926.5	(1,194.1)	2,285.1
PROPERTY AND EQUIPMENT, AT COST	1.8	117.5	—	12,600.1	—	12,719.4
Less accumulated depreciation	1.8	47.7	—	1,582.1	—	1,631.6
Property and equipment, net	—	69.8	—	11,018.0	—	11,087.8
DUE FROM AFFILIATES	1,303.7	5,270.0	2,035.5	6,869.9	(15,479.1)	—
INVESTMENTS IN AFFILIATES	7,743.8	—	—	—	(7,743.8)	—
OTHER ASSETS, NET	—	43.1	—	324.9	(130.4)	237.6
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60.7	$69.6	$34.8	$610.4	$—	$775.5
Accounts payable to affiliates	19.4	176.3	—	998.4	(1,194.1)	—
Current maturities of long-term debt	—	—	—	—	—	—
Total current liabilities	80.1	245.9	34.8	1,608.8	(1,194.1)	775.5
DUE TO AFFILIATES	751.9	4,354.3	1,763.7	8,609.2	(15,479.1)	—
LONG-TERM DEBT	3,782.4	149.0	1,937.2	—	—	5,868.6
INVESTMENTS IN AFFILIATES	—	442.0	1,319.3	—	(1,761.3)	—
OTHER LIABILITIES	—	135.7	—	443.9	(130.4)	449.2
ENSCO SHAREHOLDERS' EQUITY	6,517.2	522.6	(3,017.5)	8,473.1	(5,982.5)	6,512.9
NONCONTROLLING INTERESTS	—	—	—	4.3	—	4.3
Total equity (deficit)	6,517.2	522.6	(3,017.5)	8,477.4	(5,982.5)	6,517.2
	$11,131.6	$5,849.5	$2,037.5	$19,139.3	$(24,547.4)	$13,610.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2016 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(101.3)	$(46.5)	$(116.9)	$1,342.1	$—	$1,077.4
INVESTING ACTIVITIES
Purchases of short-term investments	(2,047.1)	(5.5)	—	(422.0)	—	(2,474.6)
Maturities of short-term investments	2,062.0	—	—	150.0	—	2,212.0
Additions to property and equipment	—	—	—	(322.2)	—	(322.2)
Net proceeds from disposition of assets	—	—	—	9.8	—	9.8
Purchase of affiliate debt	(237.9)	—	—	—	237.9	—
Net cash used in investing activities of continuing operations	(223.0)	(5.5)	—	(584.4)	237.9	(575.0)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(626.0)	—	—	—	(237.9)	(863.9)
Proceeds from debt issuance	—	—	—	849.5	—	849.5
Proceeds from equity issuance	585.5	—	—	—	—	585.5
Debt financing costs	(23.4)	—	—	—	—	(23.4)
Cash dividends paid	(11.6)	—	—	—	—	(11.6)
Advances from (to) affiliates	1,200.6	52.0	134.7	(1,387.3)	—	—
Other	(2.2)	—	—	(4.9)	—	(7.1)
Net cash provided by (used in) financing activities	1,122.9	52.0	134.7	(542.7)	(237.9)	529.0
DISCONTINUED OPERATIONS
Operating activities	—	—	—	2.1	—	2.1
Investing activities	—	—	—	6.3	—	6.3
Net cash provided by discontinued operations	—	—	—	8.4	—	8.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	(1.4)
INCREASE IN CASH AND CASH EQUIVALENTS	798.6	—	17.8	222.0	—	1,038.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF YEAR	$892.6	$—	$19.8	$247.3	$—	$1,159.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2015 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(71.1)	$2.0	$(114.0)	$1,881.0	$—	$1,697.9
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(1,619.5)	—	(1,619.5)
Purchases of short-term investments	(1,780.0)	—	—	—	—	(1,780.0)
Net proceeds from disposition of assets	.3	—	—	1.3	—	1.6
Maturities of short-term investments	1,312.0	—	—	45.3	—	1,357.3
Net cash used in investing activities of continuing operations	(467.7)	—	—	(1,572.9)	—	(2,040.6)
FINANCING ACTIVITIES
Proceeds from debt issuance	1,078.7	—	—	—	—	1,078.7
Cash dividends paid	(141.2)	—	—	—	—	(141.2)
Reduction of long-term borrowings	(1,072.5)	—	—	—	—	(1,072.5)
Premium paid on redemption of debt	(30.3)	—	—	—	—	(30.3)
Debt financing costs	(10.5)	—	—	—	—	(10.5)
Advances from (to) affiliates	526.2	(2.0)	25.2	(549.4)	—	—
Other	(5.0)	—	—	(11.0)	—	(16.0)
Net cash provided by (used in) financing activities	345.4	(2.0)	25.2	(560.4)	—	(191.8)
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(10.9)	—	(10.9)
Investing activities	—	—	—	2.2	—	2.2
Net cash used in discontinued operations	—	—	—	(8.7)	—	(8.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.3)	—	(.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(193.4)	—	(88.8)	(261.3)	—	(543.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287.4	—	90.8	286.6	—	664.8
CASH AND CASH EQUIVALENTS, END OF YEAR	$94.0	$—	$2.0	$25.3	$—	$121.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Year Ended December 31, 2014 (in millions)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(63.8)	$(167.6)	$(90.9)	$2,380.2	$—	$2,057.9
INVESTING ACTIVITIES
Additions to property and equipment	—	(37.2)	—	(1,529.5)	—	(1,566.7)
Purchases of short-term investments	(716.1)	—	—	(74.5)	—	(790.6)
Maturities of short-term investments	—	—	—	83.3	—	83.3
Net proceeds from disposition of assets	—	—	—	169.2	—	169.2
Net cash used in investing activities of continuing operations	(716.1)	(37.2)	—	(1,351.5)	—	(2,104.8)
FINANCING ACTIVITIES
Proceeds from debt issuance	1,246.4	—	—	—	—	1,246.4
Cash dividends paid	(703.0)	—	—	—	—	(703.0)
Reduction of long-term borrowing	—	—	—	(60.1)	—	(60.1)
Debt financing costs	(13.4)	—	—	—	—	(13.4)
Advances from (to) affiliates	501.9	204.3	176.8	(883.0)	—	—
Other	(11.1)	—	—	(16.1)	—	(27.2)
Net cash provided by (used in) financing activities	1,020.8	204.3	176.8	(959.2)	—	442.7
DISCONTINUED OPERATIONS
Operating activities	—	—	—	(3.8)	—	(3.8)
Investing activities	—	—	—	107.2	—	107.2
Net cash provided by discontinued operations	—	—	—	103.4	—	103.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240.9	(.5)	85.9	172.9	—	499.2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46.5	.5	4.9	113.7	—	165.6
CASH AND CASH EQUIVALENTS, END OF YEAR	$287.4	$—	$90.8	$286.6	$—	$664.8

16.  UNAUDITED QUARTERLY FINANCIAL DATA

The following tables summarize our unaudited quarterly condensed consolidated income statement data for the years ended December 31, 2016 and 2015 (in millions, except per share amounts):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$814.0	$909.6	$548.2	$504.6	$2,776.4
Operating expenses
Contract drilling (exclusive of depreciation)	363.7	350.2	298.1	289.0	1,301.0
Depreciation	113.3	112.4	109.4	110.2	445.3
General and administrative	23.4	27.4	25.3	24.7	100.8
Operating income	313.6	419.6	115.4	80.7	929.3
Other (expense) income, net	(64.6)	209.9	(30.9)	(46.2)	68.2
Income from continuing operations before income taxes	249.0	629.5	84.5	34.5	997.5
Income tax expense (benefit)	71.4	36.7	(3.5)	3.9	108.5
Income from continuing operations	177.6	592.8	88.0	30.6	889.0
(Loss) income from discontinued operations, net	(.9)	(.2)	(.7)	9.9	8.1
Net income	176.7	592.6	87.3	40.5	897.1
Net income attributable to noncontrolling interests	(1.4)	(2.0)	(2.0)	(1.5)	(6.9)
Net income attributable to Ensco	$175.3	$590.6	$85.3	$39.0	$890.2
Earnings per share – basic and diluted
Continuing operations	$0.74	$2.04	$0.28	$0.10	$3.10
Discontinued operations	—	—	—	0.03	0.03
	$0.74	$2.04	$0.28	$0.13	$3.13

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$1,163.9	$1,059.0	$1,012.2	$828.3	$4,063.4
Operating expenses
Contract drilling (exclusive of depreciation)	518.3	502.6	433.5	415.2	1,869.6
Loss on impairment	—	—	2.4	2,744.0	2,746.4
Depreciation	137.1	140.5	145.2	149.7	572.5
General and administrative	30.1	29.7	28.4	30.2	118.4
Operating income (loss)	478.4	386.2	402.7	(2,510.8)	(1,243.5)
Other expense, net	(72.6)	(55.4)	(52.4)	(47.3)	(227.7)
Income (loss) from continuing operations before income taxes	405.8	330.8	350.3	(2,558.1)	(1,471.2)
Income tax expense (benefit)	77.7	58.0	33.2	(182.8)	(13.9)
Income (loss) from continuing operations	328.1	272.8	317.1	(2,375.3)	(1,457.3)
Loss from discontinued operations, net	(.2)	(10.1)	(23.3)	(95.0)	(128.6)
Net income (loss)	327.9	262.7	293.8	(2,470.3)	(1,585.9)
Net income attributable to noncontrolling interests	(3.2)	(2.4)	(1.8)	(1.5)	(8.9)
Net income (loss) attributable to Ensco	$324.7	$260.3	$292.0	$(2,471.8)	$(1,594.8)
Earnings (loss) per share – basic and diluted
Continuing operations	$1.38	$1.15	$1.34	$(10.23)	$(6.33)
Discontinued operations	—	(0.04)	(0.10)	(0.41)	(0.55)
	$1.38	$1.11	$1.24	$(10.64)	$(6.88)

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

During the fiscal quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See "Item 8. Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, corporate governance matters, committees of the Board of Directors and Section 16(a) of the Exchange Act is contained in our Proxy Statement for the Annual General Meeting of Shareholders ("Proxy Statement") to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016 and incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes certain information related to our compensation plans under which our shares are authorized for issuance as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	172,674	$44.52	16,046,710
Equity compensation plans not approved by security holders(2)	109,559	36.33	—
Total	282,233	$41.51	16,046,710

(1)
Under the 2012 LTIP, 16.0 million shares remained available for future issuances of non-vested share awards, share option awards and performance awards as of December 31, 2016.  We intend to settle our performance awards in Ensco shares.

(2)
In connection with the Pride acquisition, we assumed Pride’s option plan and the outstanding options thereunder. As of December 31, 2016, options to purchase 109,559 shares at a weighted-average exercise price of $36.33 per share were outstanding under this plan. No shares are available for future issuance under this plan, no further options will be granted under this plan and the plan will be terminated upon the earlier of the exercise or expiration date of the last outstanding option.

Additional information required by this item is included in our Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

    The information required by this item is contained in our Proxy Statement and incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	1. Financial Statements
	Reports of Independent Registered Public Accounting Firm	80
	Consolidated Statements of Operations	82
	Consolidated Statements of Comprehensive Income	83
	Consolidated Balance Sheets	84
	Consolidated Statements of Cash Flows	85
	Notes to Consolidated Financial Statements	86
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

3.3
Articles of Association adopted by Ensco Jersey Finance Limited, a wholly owned subsidiary of the Registrant on December 6, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

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

4.14
Fourth Supplemental Indenture, dated as of January 9, 2015, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.15	Form of Note for 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.16	Form of Note for 5.75% Senior Notes due 2044 (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.17	Form of Note for 5.20% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, File No. 1-8097).

4.18
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.19	Form of Note for 8.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.20
Registration Rights Agreement dated as of January 9, 2017 by and between the Company and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and DNB Markets, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.21	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

4.22
Indenture, dated as of December 12, 2016, among Ensco plc, Ensco Jersey Finance Limited and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

4.23
Form of 3.00% Exchangeable Senior Note due 2024 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).
included as Exhibit A to Exhibit 4.1)

4.24	Deed Poll, dated as of December 12, 2016, executed by Ensco plc (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

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

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2015, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on March 12, 2015 File No. 1-8097).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 1, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report filed on Form 10-Q on October 27, 2016 File No. 1-8097).

10.5
Extension Agreement to Fourth Amended and Restated Credit Agreement, dated October 4, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report filed on Form 10-Q on October 27, 2016 File No. 1-8097).

10.6
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 15, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on December 16, 2016 File No. 1-8097).

+10.7	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.8
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.9
ENSCO Non-Employee Director Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.10
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.11
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.12
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

+10.17
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.18
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.19
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.20
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

+10.22
Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.23
Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 3, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-8097).

+10.24
Amendment No. 3 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated December 22, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.25
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.26
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.27	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.28
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

+10.30
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.31
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.32
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

+10.34
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.35	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.36
Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan (as revised and restated for amendments through March 30, 2015) (incorporated by reference to Annex 3 to the Registrant's Proxy Statement on Schedule 14A filed on April 3, 2015, File No. 1-8097).

+10.37	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.38	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.39
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.40
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

+10.41
Third Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015, File No. 1-8097).

+10.42
Fourth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2016, File No. 1-8097).

+10.43
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

+10.44
Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

+10.45
Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016, File No. 1-8097).

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

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2017.

Ensco plc (Registrant)

By /s/ CARL G. TROWELL Carl G. Trowell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL G. TROWELL Carl G. Trowell	President and Chief Executive Officer and Director	February 28, 2017

/s/ PAUL E. ROWSEY III Paul E. Rowsey III	Chairman	February 28, 2017

/s/ J. RODERICK CLARK J. Roderick Clark	Director	February 28, 2017

/s/ ROXANNE J. DECYK Roxanne J. Decyk	Director	February 28, 2017

/s/ MARY E. FRANCIS CBE Mary E. Francis CBE	Director	February 28, 2017

/s/ C. CHRISTOPHER GAUT C. Christopher Gaut	Director	February 28, 2017

/s/ GERALD W. HADDOCK Gerald W. Haddock	Director	February 28, 2017

/s/ FRANCIS S. KALMAN Francis S. Kalman	Director	February 28, 2017

/s/ KEITH O. RATTIE Keith O. Rattie	Director	February 28, 2017

/s/ JONATHAN H. BAKSHT Jonathan H. Baksht	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2017

/s/ ROBERT W. EDWARDS III Robert W. Edwards III	Vice President - Finance (principal accounting officer)	February 28, 2017

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2010, File No. 1-8097).

3.2
Articles of Association of Ensco plc (incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Form DEF 14A filed on April 5, 2013, as adopted by Special Resolution passed on May 20, 2013, File No. 1-8097).

3.3
Articles of Association adopted by Ensco Jersey Finance Limited, a wholly owned subsidiary of the Registrant on December 6, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

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

4.14
Fourth Supplemental Indenture, dated as of January 9, 2015, between Ensco plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.15	Form of Note for 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.16	Form of Note for 5.75% Senior Notes due 2044 (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2014, File No.1-8097).

4.17	Form of Note for 5.20% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, File No. 1-8097).

4.18
Form of Global Note for 4.700% Senior Notes due 2021 (incorporated by reference to Exhibit B of Exhibit 4.23 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on March 17, 2011, File No. 333-156705).

4.19	Form of Note for 8.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.20
Registration Rights Agreement dated as of January 9, 2017 by and between the Company and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and DNB Markets, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on January 11, 2017, File No. 1-8097).

4.21	Form of Deed of Release of Shareholders (incorporated by reference to Annex A to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

4.22
Indenture, dated as of December 12, 2016, among Ensco plc, Ensco Jersey Finance Limited and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

4.23
Form of 3.00% Exchangeable Senior Note due 2024 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).
included as Exhibit A to Exhibit 4.1)

4.24	Deed Poll, dated as of December 12, 2016, executed by Ensco plc (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 12, 2016, File No. 1-8097).

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

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 9, 2015, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on March 12, 2015 File No. 1-8097).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 1, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report filed on Form 10-Q on October 27, 2016 File No. 1-8097).

10.5
Extension Agreement to Fourth Amended and Restated Credit Agreement, dated October 4, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report filed on Form 10-Q on October 27, 2016 File No. 1-8097).

10.6
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 15, 2016, by and among Ensco plc, Pride International, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report filed on Form 8-K on December 16, 2016 File No. 1-8097).

+10.7	Form of Deed of Release of Directors (incorporated by reference to Annex B to the Registrant's Proxy Statement on Schedule 14A filed on April 5, 2011, File No. 1-8097).

+10.8
Form of Deed of Indemnity for Directors and Executive Officers of Ensco plc (incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-8097).

+10.9
ENSCO Non-Employee Director Deferred Compensation Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8097).

+10.10
Amendment No. 1 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated March 11, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8097).

+10.11
Amendment No. 2 to the ENSCO Non-Employee Director Deferred Compensation Plan, dated August 4, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.12
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

+10.17
Amendment No. 3 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated August 4, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.18
Amendment No. 4 to the ENSCO Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated December 22, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.19
Amendment No. 5 to the Ensco Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2004), dated May 14, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.20
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

+10.22
Amendment No. 1 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated August 4, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8097).

+10.23
Amendment No. 2 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated November 3, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-8097).

+10.24
Amendment No. 3 to the ENSCO 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated December 22, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.25
Amendment No. 4 to the Ensco 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.26
Amendment No. 5 to the Ensco 2005 Amended and Restated Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), dated May 14, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on May 15, 2012, File No. 1-8097).

+10.27	ENSCO 2005 Benefit Reserve Trust, effective January 1, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on January 5, 2005, File No. 1-8097).

+10.28
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

+10.30
First Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), dated March 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011, File No. 1-8097).

+10.31
Second Amendment to the ENSCO International Incorporated 2005 Long-Term Incentive Plan (As Revised and Restated on December 22, 2009 and As Assumed by Ensco plc as of December 23, 2009), effective August 23, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2011, File No. 1-8097).

+10.32
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

+10.34
Form of ENSCO International Incorporated 2005 Long-Term Incentive Plan Performance Unit Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.35	Form of Ensco Performance-Based Long-Term Incentive Award Summary (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on November 6, 2009, File No. 1-8097).

+10.36
Amended and Restated ENSCO International Incorporated 2005 Cash Incentive Plan (as revised and restated for amendments through March 30, 2015) (incorporated by reference to Annex 3 to the Registrant's Proxy Statement on Schedule 14A filed on April 3, 2015, File No. 1-8097).

+10.37	Form of Deed of Indemnity of Ensco International plc (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed on December 23, 2009, File No. 1-8097).

+10.38	Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2012 (incorporated by reference to Annex A to the Registrant's Proxy Statement filed on April 4, 2012, File No. 1-8097).

+10.39
First Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective August 21, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8097).

+10.40
Second Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-8097).

+10.41
Third Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 19, 2015, File No. 1-8097).

+10.42
Fourth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 25, 2016, File No. 1-8097).

+10.43
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

+10.44
Form of Deed of Indemnity entered into between Ensco plc and Carl Trowell as of June 2, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2014, File No. 1-8097).

+10.45
Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 28, 2016, File No. 1-8097).

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