Form 10-Q
period 2017-03-31
Ensco plc
filed 2017-04-27
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-08097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging-growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☒

As of April 21, 2017, there were 303,500,188 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

In addition to the numerous risks, uncertainties and assumptions described above, you should also carefully read and consider "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and "Item 1A. Risk Factors" in Part II of this report and "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, which is available on the U.S. Securities and Exchange Commission website at www.sec.gov. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward looking statements, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ensco plc:

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive (loss) income, and cash flows for the three-month periods ended March 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
April 27, 2017

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES	$471.1	$814.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	278.1	363.7
Depreciation	109.2	113.3
General and administrative	26.0	23.4
	413.3	500.4
OPERATING INCOME	57.8	313.6
OTHER INCOME (EXPENSE)
Interest income	7.2	2.3
Interest expense, net	(58.6)	(65.1)
Other, net	(6.3)	(1.8)
	(57.7)	(64.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	.1	249.0
PROVISION FOR INCOME TAXES
Current income tax expense	4.3	38.1
Deferred income tax expense	19.8	33.3
	24.1	71.4
(LOSS) INCOME FROM CONTINUING OPERATIONS	(24.0)	177.6
LOSS FROM DISCONTINUED OPERATIONS, NET	(.6)	(.9)
NET (LOSS) INCOME	(24.6)	176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.1)	(1.4)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.7)	$175.3
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.09)	$0.74
Discontinued operations	—	—
	$(0.09)	$0.74

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(25.8)	$172.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	300.6	232.5

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

NET (LOSS) INCOME	$(24.6)	$176.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	3.1	3.5
Reclassification of net losses on derivative instruments from other comprehensive income into net income	.9	5.9
Other	.5	(.1)
NET OTHER COMPREHENSIVE INCOME	4.5	9.3

COMPREHENSIVE (LOSS) INCOME	(20.1)	186.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.1)	(1.4)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(21.2)	$184.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271.7	$1,159.7
Short-term investments	1,805.6	1,442.6
Accounts receivable, net	324.1	361.0
Other	312.2	316.0
Total current assets	2,713.6	3,279.3
PROPERTY AND EQUIPMENT, AT COST	13,301.7	12,992.5
Less accumulated depreciation	2,181.0	2,073.2
Property and equipment, net	11,120.7	10,919.3
OTHER ASSETS, NET	138.0	175.9
	$13,972.3	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$165.3	$145.9
Accrued liabilities and other	343.2	376.6
Current maturities of long-term debt	37.6	331.9
Total current liabilities	546.1	854.4
LONG-TERM DEBT	4,905.9	4,942.6
OTHER LIABILITIES	294.5	322.5
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 310.3 million shares issued as of March 31, 2017 and December 31, 2016	31.0	31.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of March 31, 2017 and December 31, 2016	.1	.1
Additional paid-in capital	6,412.4	6,402.2
Retained earnings	1,821.4	1,864.1
Accumulated other comprehensive income	23.5	19.0
Treasury shares, at cost, 6.8 million and 7.3 million shares as of March 31, 2017 and December 31, 2016	(67.2)	(65.8)
Total Ensco shareholders' equity	8,221.2	8,250.6
NONCONTROLLING INTERESTS	4.6	4.4
Total equity	8,225.8	8,255.0
	$13,972.3	$14,374.5
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(24.6)	$176.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation expense	109.2	113.3
Deferred income tax expense	19.8	33.3
Share-based compensation expense	11.3	6.9
Loss on extinguishment of debt	3.4	—
Amortization of intangibles and other, net	(3.4)	(5.0)
Other	.4	1.5
Changes in operating assets and liabilities	(11.5)	(93.6)
Net cash provided by operating activities of continuing operations	104.6	233.1
INVESTING ACTIVITIES
Purchases of short-term investments	(965.0)	(80.0)
Additions to property and equipment	(282.6)	(158.1)
Maturities of short-term investments	602.0	965.0
Other	.2	.1
Net cash (used in) provided by investing activities of continuing operations	(645.4)	727.0
FINANCING ACTIVITIES
Reduction of long-term borrowings	(336.6)	—
Debt financing costs	(4.5)	—
Cash dividends paid	(3.2)	(2.4)
Other	(2.4)	(.5)
Net cash used in financing activities	(346.7)	(2.9)
Net cash (used in) provided by discontinued operations	(.6)	5.6
Effect of exchange rate changes on cash and cash equivalents	.1	(.1)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(888.0)	962.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,159.7	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$271.7	$1,084.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -Unaudited Condensed Consolidated Financial Statements

We prepared the accompanying condensed consolidated financial statements of Ensco plc and subsidiaries (the "Company," "Ensco," "our," "we" or "us") in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") included in the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial information included in this report is unaudited but, in our opinion, includes all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The December 31, 2016 condensed consolidated balance sheet data were derived from our 2016 audited consolidated financial statements, but do not include all disclosures required by GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures of gain and loss contingencies as of the date of the financial statements. Actual results could differ from those estimates.

The financial data for the quarters ended March 31, 2017 and 2016 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017. We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.

New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. We adopted Update 2016-16 on a modified retrospective basis effective January 1, 2017. As a result of modified retrospective application, we reduced prepaid taxes on intercompany transfers of property and related deferred tax liabilities resulting in the recognition of a cumulative-effect reduction in retained earnings of $14.1 million on our condensed consolidated balance sheet as of January 1, 2017. We do not expect a material impact to our 2017 operating results as a result of the adoption of Update 2016-16.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted Update 2016-09 effective January 1, 2017. Our adoption of Update 2016-09 did not result in any cumulative effect on retained earnings and no adjustments have been made to prior periods. The new standard will cause volatility in our effective tax rates primarily due to the new requirement that companies recognize additional tax benefits or expenses in earnings related to the vesting or settlement of employee share-based awards, rather than in additional paid-in capital, during the period in which they occur. Furthermore, forfeitures are now recorded as they occur as opposed to estimating an allowance for future forfeitures.

During 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Update 2014-09 is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Subsequent to the issuance of Update 2014-09, the FASB issued several additional Accounting Standards Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Due to the significant interaction between Update 2014-09 and Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), we expect to adopt Update 2014-09 and Update 2016-02 concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. We are currently evaluating the effect that Update 2014-09 and Update 2016-02 will have on our consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board issued Update 2016-02, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. During our evaluation of Update 2016-02, we have concluded that our drilling contracts contain a lease component, and upon adoption, we will be required to separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Due to the significant interaction between Update 2016-02 and Update 2014-09, we expect to adopt both updates concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. Adoption will result in increased disclosure of the nature of our leasing arrangements and may result in variability in our revenue recognition patterns relative to current U.S. GAAP based on the provisions in each of our drilling contracts. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $60 million to $80 million upon adoption, based on our portfolio of leases as of March 31, 2017. We are currently evaluating the other impacts that Update 2016-02 and Update 2014-09 will have on our consolidated financial statements and related disclosures.
Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our net financial assets measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2017
Supplemental executive retirement plan assets	$28.5	$—	$—	$28.5
Total financial assets	$28.5	$—	$—	$28.5
Derivatives, net	$—	$(1.6)	$—	$(1.6)
Total financial liabilities	$—	$(1.6)	$—	$(1.6)

As of December 31, 2016
Supplemental executive retirement plan assets	$27.7	$—	$—	$27.7
Total financial assets	$27.7	$—	$—	$27.7
Derivatives, net	$—	$(8.8)	$—	$(8.8)
Total financial liabilities	$—	$(8.8)	$—	$(8.8)

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

Other Financial Instruments

The carrying values and estimated fair values of our debt instruments were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$317.6	$319.5	$480.2	$485.0
6.875% Senior notes due 2020	592.8	577.0	735.9	727.5
4.70% Senior notes due 2021	301.1	298.0	674.4	658.9
3.00% Exchangeable senior notes due 2024(1)	613.5	834.6	604.3	874.7
4.50% Senior notes due 2024	618.7	530.1	618.6	536.0
8.00% Senior notes due 2024	338.7	335.7	—	—
5.20% Senior notes due 2025	663.0	583.6	662.8	582.3
7.20% Debentures due 2027	149.2	147.6	149.2	138.7
7.875% Senior notes due 2040	377.9	278.2	378.3	270.6
5.75% Senior notes due 2044	971.0	761.4	970.8	728.0
Total	$4,943.5	$4,665.7	$5,274.5	$5,001.7

(1)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying value of the 2024 Convertible Notes was $832.5 million as of March 31, 2017.

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in carrying value of long-term debt from December 31, 2016 to March 31, 2017 is largely due to the January 2017 debt exchange discussed in "Note 6 - Debt."

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of March 31, 2017 and December 31, 2016. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.

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

All of our derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.  Net liabilities of $1.6 million and $8.8 million associated with our derivatives were included on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$4.4	$4.1	$5.9	$11.4
Foreign currency forward contracts - non-current(2)	.3	.2	.1	.8
	4.7	4.3	6.0	12.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.5	.4	.8	1.3
	.5	.4	.8	1.3
Total	$5.2	$4.7	$6.8	$13.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of March 31, 2017, we had cash flow hedges outstanding to exchange an aggregate $176.6 million for various foreign currencies, including $76.2 million for British pounds, $37.6 million for Australian dollars, $27.5 million for euros, $20.3 million for Brazilian reals, $11.8 million for Singapore dollars and $3.2 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive (loss) income for the quarters ended March 31, 2017 and 2016 were as follows (in millions):

	Gain Recognized in Other Comprehensive (Loss) Income ("OCI") (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2017	2016	2017	2016
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	3.1	3.5	(.8)	(5.8)	.1	1.1
Total	$3.1	$3.5	$(.9)	$(5.9)	$.1	$1.1

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

(4)
During 2017, $1.0 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the prior year quarter, $6.0 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $122.4 million for various foreign currencies, including $82.8 million for euros, $12.9 million for Indonesian rupiah, $5.9 million for Australian dollars and $20.8 million for other currencies.

Net gains of $500,000 and $4.4 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the quarters ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the estimated amount of net losses associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $1.1 million.

Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

(Loss) income from continuing operations attributable to Ensco for the quarters ended March 31, 2017 and 2016 was as follows (in millions):

	2017	2016
(Loss) income from continuing operations	$(24.0)	$177.6
Income from continuing operations attributable to noncontrolling interests	(1.1)	(1.4)
(Loss) income from continuing operations attributable to Ensco	$(25.1)	$176.2
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

The following table is a reconciliation of income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the quarters ended March 31, 2017 and 2016 (in millions):

	2017	2016
(Loss) income from continuing operations attributable to Ensco	$(25.1)	$176.2
Income from continuing operations allocated to non-vested share awards	(.1)	(2.5)
(Loss) income from continuing operations attributable to Ensco shares	$(25.2)	$173.7

Antidilutive share awards totaling 1.4 million and 1.3 million were excluded from the computation of diluted EPS for the quarters ended March 31, 2017 and 2016, respectively.

We have the option to settle our 2024 Convertible Notes in cash, shares or a combination thereof for the aggregate amount due upon conversion. Our intent is to settle the principal amount of the 2024 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, (i.e., our share price exceeds the exchange price on the date of conversion), we expect to deliver shares equal to the remainder of our conversion obligation in excess of the principal amount.

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the quarter ended March 31, 2017.

Note 6 - Debt

Exchange Offers

In January 2017, we completed exchange offers (the "Exchange Offers") to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The Exchange Offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Purchased	8.00% Senior notes due 2024 Consideration	Cash Consideration(1)	Total Consideration
8.50% Senior Notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior Notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior Notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

(1)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our condensed consolidated balance sheet.

During the first quarter of 2017, we recognized a net pre-tax loss on the Exchange Offers of $6.2 million, consisting of a loss of $3.5 million that includes the write-off of premiums on tendered debt and $2.7 million of transaction costs.

Open Market Repurchases

In March 2017, we repurchased $4.4 million of our 4.70% senior notes due 2021 for $4.2 million of cash on the open market and recognized an insignificant pre-tax gain.

In April 2017, we repurchased $34.8 million of our 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for $37.9 million of cash. As of March 31, 2017, the aggregate principal amount, along with associated discounts, premiums and debt issuance costs, was classified as current maturities of long-term debt on our condensed consolidated balance sheet. We expect to recognize an insignificant loss from debt extinguishment during the second quarter.

Maturities

After giving effect to the Exchange Offers and open market repurchases, our next debt maturity is $261.0 million during 2019, followed by $550.1 million, $302.0 million and $1.8 billion during 2020, 2021 and 2024, respectively.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes, of which $1.12 billion of availability expires on September 30, 2019 and $1.13 billion expires on September 30, 2020 (the "Credit Facility").

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances) depending on our credit rating. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment, which is also based on our credit rating.  Recent credit rating actions have resulted in the highest applicable margin rate on borrowings and our quarterly commitment fee.

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

As of March 31, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of recent rating actions, we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit our available options when accessing credit and capital markets, or when restructuring or refinancing our debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With a credit rating below investment grade, we have no access to the commercial paper market.
Note 7 -Income Taxes

We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the quarter ended March 31, 2017. We used a discrete effective tax rate method to calculate income taxes for the quarter ended March 31, 2017. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the quarter ended March 31, 2017 was $7.6 million and was primarily attributable to the Exchange Offers, a restructuring transaction and the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years. Discrete income tax expense for the quarter ended March 31, 2016 was $3.4 million and was primarily attributable to the recognition of liabilities for unrecognized tax benefits associated with tax positions taken in prior years.
Note 8 -Contingencies

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

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into one-year tolling agreements with the DOJ and SEC that expired in December 2016 and March 2017, respectively.  We are in discussions with the SEC regarding an extension of its tolling agreement for an additional 12 months.

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

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras repudiated the DSA and have therefore accepted the DSA as terminated on April 8, 2016 (the "Termination Date"). At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of March 31, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Customer Dispute

A customer filed a lawsuit in Texas federal court against one of our subsidiaries claiming damages based on allegations that our subsidiary breached and was negligent in the performance of a drilling contract during the period beginning in mid-2011 through May 2012. The customer's court documents allege damages totaling approximately $40 million. Although we are vigorously defending this lawsuit, we do not have sufficient information at this time to provide a reasonable estimate of potential liability, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of March 31, 2017 totaled $52.5 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of March 31, 2017, we had not been required to make collateral deposits with respect to these agreements.
Note 9 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the quarters ended March 31, 2017 and 2016 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and were included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended March 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.8	$171.8	$14.5	$471.1	$—	$471.1
Operating expenses
Contract drilling (exclusive of depreciation)	146.4	118.6	13.1	278.1	—	278.1
Depreciation	72.8	32.1	—	104.9	4.3	109.2
General and administrative	—	—	—	—	26.0	26.0
Operating income	$65.6	$21.1	$1.4	$88.1	$(30.3)	$57.8
Property and equipment, net	$8,534.3	$2,532.4	$—	$11,066.7	$54.0	$11,120.7

Three Months Ended March 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$512.6	$277.9	$23.5	$814.0	$—	$814.0
Operating expenses
Contract drilling (exclusive of depreciation)	211.3	134.5	17.9	363.7	—	363.7
Depreciation	80.3	28.6	—	108.9	4.4	113.3
General and administrative	—	—	—	—	23.4	23.4
Operating income	$221.0	$114.8	$5.6	$341.4	$(27.8)	$313.6
Property and equipment, net	$8,480.6	$2,549.8	$—	$11,030.4	$66.7	$11,097.1

Information about Geographic Areas

As of March 31, 2017, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	5	13
Europe & Mediterranean	6	11	17
Middle East & Africa	1	11	12
Asia & Pacific Rim	4	6	10
Asia & Pacific Rim (under construction)	1	1	2
Held-for-Sale	1	4	5
Total	21	38	59

(1)	We provide management services on two rigs owned by third-parties in the Gulf of Mexico and not included in the table above.

Note 10 -Supplemental Financial Information

Condensed Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Trade	$322.7	$358.4
Other	22.9	24.5
	345.6	382.9
Allowance for doubtful accounts	(21.5)	(21.9)
	$324.1	$361.0

Other current assets consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Inventory	$220.9	$225.2
Prepaid taxes	38.1	30.7
Deferred costs	29.7	32.4
Prepaid expenses	7.9	7.9
Other	15.6	19.8
	$312.2	$316.0

Other assets, net, consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Deferred tax assets	$67.6	$69.3
Deferred costs	32.5	35.7
Supplemental executive retirement plan assets	28.5	27.7
Prepaid taxes on intercompany transfers of property	—	33.0
Other	9.4	10.2
	$138.0	$175.9

Accrued liabilities and other consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Deferred revenue	$109.8	$116.7
Personnel costs	93.3	124.0
Taxes	44.0	40.7
Accrued interest	78.2	71.7
Derivative liabilities	6.7	12.7
Other	11.2	10.8
	$343.2	$376.6

Other liabilities consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Unrecognized tax benefits (inclusive of interest and penalties)	$134.7	$142.9
Deferred revenue	97.1	120.9
Supplemental executive retirement plan liabilities	29.6	28.9
Personnel costs	13.3	13.5
Other	19.8	16.3
	$294.5	$322.5

Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Derivative instruments	$17.6	$13.6
Currency translation adjustment	7.6	7.6
Other	(1.7)	(2.2)
	$23.5	$19.0

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

Consolidated revenues by customer for the quarters ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Total(1)	22%	15%
BP (2)	14%	14%
Petrobras(1)	10%	16%
Other	54%	55%
	100%	100%

(1)	During the quarters ended March 31, 2017 and 2016, all revenues were provided by our Floaters segment.

(2)
During the quarters ended March 31, 2017 and 2016, 79% and 76% of the revenues provided by BP, respectively, were attributable to our Floaters segment and no revenue was attributable to our Jackups segment.

Consolidated revenues by region for the quarters ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Angola(1)	$121.7	$136.2
Australia(2)	54.6	62.5
Brazil(3)	47.8	121.0
U.S. Gulf of Mexico(4)	44.3	160.2
United Kingdom(5)	31.2	73.8
Other	171.5	260.3
	$471.1	$814.0

(1)	During the quarters ended March 31, 2017 and 2016, 86% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(2)	During the quarters ended March 31, 2017 and 2016, 78% and 100% of the revenues earned in Australia, respectively, were attributable to our Floaters segment.

(3)     During the quarters ended March 31, 2017 and 2016, all revenues were provided by our Floaters segment.

(4)
During the quarters ended March 31, 2017 and 2016, 37% and 84% of the revenues earned, respectively, were attributable to our Floaters segment and 30% and 6% of revenues earned, respectively, were attributable to our Jackups segment.

(5)     During the quarters ended March 31, 2017 and 2016, all revenues were provided by our Jackups segment.

Note 11 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated as of July 1, 2004 between Pride and the Bank of New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride’s 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.1 billion as of March 31, 2017. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated during 1997, which had an aggregate outstanding principal balance of $150.0 million as of March 31, 2017.

Pride International LLC (formerly Pride International, Inc.) and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three month periods ended March 31, 2017 and 2016; the unaudited condensed consolidating statements of comprehensive (loss) income for the three month periods ended March 31, 2017 and 2016; the condensed consolidating balance sheets as of March 31, 2017 (unaudited) and December 31, 2016; and the unaudited condensed consolidating statements of cash flows for the three month periods ended March 31, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2017 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.7	$46.0	$—	$500.7	$(88.3)	$471.1
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.3	42.0	—	313.1	(88.3)	278.1
Depreciation	—	4.2	—	105.0	—	109.2
General and administrative	11.5	.1	—	14.4	—	26.0
OPERATING (LOSS) INCOME	(10.1)	(.3)	—	68.2	—	57.8
OTHER (EXPENSE) INCOME, NET	(6.5)	(31.3)	(18.7)	(7.7)	6.5	(57.7)
(LOSS) INCOME BEFORE INCOME TAXES	(16.6)	(31.6)	(18.7)	60.5	6.5	.1
INCOME TAX PROVISION	—	14.6	—	9.5	—	24.1
DISCONTINUED OPERATIONS, NET	—	—	—	(.6)	—	(.6)
EQUITY IN (LOSSES) EARNINGS OF AFFILIATES, NET OF TAX	(9.1)	54.9	26.3	—	(72.1)	—
NET (LOSS) INCOME	(25.7)	8.7	7.6	50.4	(65.6)	(24.6)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.1)	—	(1.1)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.7)	$8.7	$7.6	$49.3	$(65.6)	$(25.7)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended March 31, 2016 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.2	$35.6	$—	$843.3	$(72.1)	$814.0
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	7.2	35.7	—	392.9	(72.1)	363.7
Depreciation	—	4.3	—	109.0	—	113.3
General and administrative	6.2	.1	—	17.1	—	23.4
OPERATING (LOSS) INCOME	(6.2)	(4.5)	—	324.3	—	313.6
OTHER (EXPENSE) INCOME, NET	(36.8)	1.6	(19.1)	(10.3)	—	(64.6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43.0)	(2.9)	(19.1)	314.0	—	249.0
INCOME TAX PROVISION	—	31.0	—	40.4	—	71.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.9)	—	(.9)
EQUITY IN EARNINGS OF AFFILIATES, NET OF TAX	218.3	33.5	53.6	—	(305.4)	—
NET INCOME (LOSS)	175.3	(.4)	34.5	272.7	(305.4)	176.7
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$175.3	$(.4)	$34.5	$271.3	$(305.4)	$175.3

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three Months Ended March 31, 2017
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET (LOSS) INCOME	$(25.7)	$8.7	$7.6	$50.4	$(65.6)	$(24.6)
OTHER COMPREHENSIVE INCOME, NET
Net change in fair value of derivatives	—	3.1	—	—	—	3.1
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	.9	—	—	—	.9
Other	—	—	—	.5	—	.5
NET OTHER COMPREHENSIVE INCOME	—	4.0	—	.5	—	4.5
COMPREHENSIVE (LOSS) INCOME	(25.7)	12.7	7.6	50.9	(65.6)	(20.1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.1)	—	(1.1)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.7)	$12.7	$7.6	$49.8	$(65.6)	$(21.2)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(in millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$175.3	$(.4)	$34.5	$272.7	$(305.4)	$176.7
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in fair value of derivatives	—	3.5	—	—	—	3.5
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	5.9	—	—	—	5.9
Other	—	—	—	(.1)	—	(.1)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	9.4	—	(.1)	—	9.3
COMPREHENSIVE INCOME	175.3	9.0	34.5	272.6	(305.4)	186.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.4)	—	(1.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$175.3	$9.0	$34.5	$271.2	$(305.4)	$184.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS March 31, 2017 (in millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$180.2	$—	$15.5	$76.0	$—	$271.7
Short-term investments	1,800.1	5.5	—	—	—	1,805.6
Accounts receivable, net	7.2	—	—	316.9	—	324.1
Accounts receivable from affiliates	418.3	298.0	—	373.0	(1,089.3)	—
Other	.4	9.9	—	301.9	—	312.2
Total current assets	2,406.2	313.4	15.5	1,067.8	(1,089.3)	2,713.6
PROPERTY AND EQUIPMENT, AT COST	1.8	121.6	—	13,178.3	—	13,301.7
Less accumulated depreciation	1.8	68.1	—	2,111.1	—	2,181.0
Property and equipment, net	—	53.5	—	11,067.2	—	11,120.7
DUE FROM AFFILIATES	1,814.0	4,100.5	1,982.4	6,890.5	(14,787.4)	—
INVESTMENTS IN AFFILIATES	8,549.6	3,517.2	1,087.6	—	(13,154.4)	—
OTHER ASSETS, NET	—	49.0	—	175.8	(86.8)	138.0
	$12,769.8	$8,033.6	$3,085.5	$19,201.3	$(29,117.9)	$13,972.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55.4	$32.1	$15.3	$405.7	$—	$508.5
Accounts payable to affiliates	233.1	279.7	8.1	568.4	(1,089.3)	—
Current maturities of long-term debt	2.7	—	34.9	—	—	37.6
Total current liabilities	291.2	311.8	58.3	974.1	(1,089.3)	546.1
DUE TO AFFILIATES	1,382.5	4,957.8	2,375.5	6,071.6	(14,787.4)	—
LONG-TERM DEBT	2,870.3	149.2	1,253.3	633.1	—	4,905.9
OTHER LIABILITIES	—	4.7	—	376.6	(86.8)	294.5
ENSCO SHAREHOLDERS' EQUITY	8,225.8	2,610.1	(601.6)	11,141.3	(13,154.4)	8,221.2
NONCONTROLLING INTERESTS	—	—	—	4.6	—	4.6
Total equity	8,225.8	2,610.1	(601.6)	11,145.9	(13,154.4)	8,225.8
	$12,769.8	$8,033.6	$3,085.5	$19,201.3	$(29,117.9)	$13,972.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2016 (in millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.6	$—	$19.8	$247.3	$—	$1,159.7
Short-term investments	1,165.1	5.5	—	272.0	—	1,442.6
Accounts receivable, net	6.8	—	—	354.2	—	361.0
Accounts receivable from affiliates	486.5	251.2	—	152.2	(889.9)	—
Other	.1	6.8	—	309.1	—	316.0
Total current assets	2,551.1	263.5	19.8	1,334.8	(889.9)	3,279.3
PROPERTY AND EQUIPMENT, AT COST	1.8	121.0	—	12,869.7	—	12,992.5
Less accumulated depreciation	1.8	63.8	—	2,007.6	—	2,073.2
Property and equipment, net	—	57.2	—	10,862.1	—	10,919.3
DUE FROM AFFILIATES	1,512.2	4,513.8	1,978.8	7,234.4	(15,239.2)	—
INVESTMENTS IN AFFILIATES	8,557.7	3,462.3	1,061.3	—	(13,081.3)	—
OTHER ASSETS, NET	—	81.5	—	181.1	(86.7)	175.9
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44.1	$45.2	$28.3	$404.9	$—	$522.5
Accounts payable to affiliates	38.8	208.4	5.9	636.8	(889.9)	—
Current maturities of long-term debt	187.1	—	144.8	—	—	331.9
Total current liabilities	270.0	253.6	179.0	1,041.7	(889.9)	854.4
DUE TO AFFILIATES	1,375.8	5,367.6	2,040.7	6,455.1	(15,239.2)	—
LONG-TERM DEBT	2,720.2	149.2	1,449.5	623.7	—	4,942.6
OTHER LIABILITIES	—	2.9	—	406.3	(86.7)	322.5
ENSCO SHAREHOLDERS' EQUITY	8,255.0	2,605.0	(609.3)	11,081.2	(13,081.3)	8,250.6
NONCONTROLLING INTERESTS	—	—	—	4.4	—	4.4
Total equity	8,255.0	2,605.0	(609.3)	11,085.6	(13,081.3)	8,255.0
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2017 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$.2	$(19.5)	$(41.3)	$165.2	$—	$104.6
INVESTING ACTIVITIES
Purchases of short-term investments	(965.0)	—	—	—	—	(965.0)
Maturities of short-term investments	330.0	—	—	272.0	—	602.0
Additions to property and equipment	—	—	—	(282.6)	—	(282.6)
Repurchase of affiliate debt	(151.1)	—	—	—	151.1	—
Other	—	—	—	.2	—	.2
Net cash used in investing activities	(786.1)	—	—	(10.4)	151.1	(645.4)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(185.5)	—	—	—	(151.1)	(336.6)
Debt financing costs	(4.5)	—	—	—	—	(4.5)
Cash dividends paid	(3.2)	—	—	—	—	(3.2)
Advances from (to) affiliates	268.2	19.5	37.0	(324.7)	—	—
Other	(1.5)	—	—	(.9)	—	(2.4)
Net cash provided by (used in) financing activities	73.5	19.5	37.0	(325.6)	(151.1)	(346.7)
Net cash used in discontinued operations	—	—	—	(.6)	—	(.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.1	—	.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(712.4)	—	(4.3)	(171.3)	—	(888.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$180.2	$—	$15.5	$76.0	$—	$271.7

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2016 (in millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(46.3)	$.7	$(39.2)	$317.9	$—	$233.1
INVESTING ACTIVITIES
Additions to property and equipment	—	—	—	(158.1)	—	(158.1)
Purchases of short-term investments	965.0	—	—	—	—	965.0
Maturities on short-term investments	(80.0)	—	—	—	—	(80.0)
Other	—	—	—	.1	—	.1
Net cash provided by (used in) investing activities of continuing operations	885.0	—	—	(158.0)	—	727.0
FINANCING ACTIVITIES
Cash dividends paid	(2.4)	—	—	—	—	(2.4)
Advances from (to) affiliates	119.8	(.7)	39.2	(158.3)	—	—
Other	(.4)	—	—	(.1)	—	(.5)
Net cash provided by (used in) financing activities	117.0	(.7)	39.2	(158.4)	—	(2.9)
Net cash provided by discontinued operations	—	—	—	5.6	—	5.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.1)	—	(.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	955.7	—	—	7.0	—	962.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,049.7	$—	$2.0	$32.3	$—	$1,084.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the quarters ended March 31, 2017 and 2016 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 56 rigs, with drilling operations in most of the strategic markets around the globe. We also have two rigs under construction. Our rig fleet includes eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 37 jackup rigs, including rigs under construction. Our offshore rig fleet is the world's second largest amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Four of our older, less capable rigs are marketed for sale as part of our fleet high-grading strategy and classified as held-for-sale.

Our Industry

Oil prices have rebounded significantly off the 12-year lows experienced during 2016 and have generally stabilized between $50 and $55 per barrel since late last year; however, we expect market conditions to remain challenging as current contracts expire and new contracts are executed at lower rates. While commodity prices have improved, they have not yet improved to a level that supports increased rig demand sufficient to absorb existing supply and improve pricing power. We believe the current market dynamics will not change until we see a further sustained recovery in commodity prices and/or reduction in rig supply.

While industry conditions remain challenging, customer inquiries have increased in recent months, particularly with respect to shallow-water projects. Despite the increase in customer activity, recent contract awards have generally been for short-term work, subject to an extremely competitive bidding process. The significant oversupply of rigs continues to put downward pressure on day rates, resulting in certain cases whereby rates approximate, or are slightly lower than, direct operating expenses.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.25 billion available under our revolving credit facility, we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We remain focused on our liquidity and over the past year have executed several transactions to significantly improve our financial position.

Cash and Debt

As of March 31, 2017, we had $4.9 billion in total debt outstanding, representing approximately 37.6% of our total capitalization. We also had $2.1 billion in cash and cash equivalents and short-term investments and a $2.25 billion undrawn senior unsecured revolving credit facility (the "Credit Facility"). Of the $2.25 billion Credit Facility, $1.12 billion expires in September 2019 and the remaining $1.13 billion expires in September 2020. The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

In March 2017, we repurchased $4.4 million of our 4.70% senior notes due 2021 for $4.2 million of cash on the open market and recognized an insignificant pre-tax gain.

In April 2017, we repurchased $34.8 million of our 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for $37.9 million of cash. As of March 31, 2017, the aggregate principal amount, along with associated discounts, premiums and debt issuance costs, was classified as current maturities of long-term debt on our condensed consolidated balance sheet. We expect to recognize an insignificant loss from debt extinguishment during the second quarter.

Backlog

As of March 31, 2017, our backlog was $3.3 billion as compared to $3.6 billion as of December 31, 2016. Our backlog declined primarily due to revenues realized during the quarter, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog was adjusted for drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 28, 2017 and April 27, 2017, respectively.
BUSINESS ENVIRONMENT

Floaters

The floater contracting environment continues to be very challenging due to reduced demand, as well as excess newbuild supply. Floater demand has declined significantly in recent years due to lower commodity prices which have caused our customers to rationalize capital expenditures, resulting in the cancellation and delay of drilling programs. We expect this trend to continue until we see a further sustained recovery in commodity prices.

During the first quarter, we executed two short-term contracts for ENSCO 8503. We also reached an agreement with the shipyard to delay delivery of ENSCO DS-10 and $75.0 million of the final milestone payment until the first quarter of 2019 or such earlier date that we elect to take delivery.

There are approximately 45 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 35 are scheduled to be delivered by the end of 2018. Most newbuild floaters are uncontracted. Several newbuild deliveries have already been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired approximately 75 floaters since the beginning of the downturn. Approximately 40 marketed floaters older than 30 years of age are currently idle, and approximately 30 floaters greater than 30 years old have contracts that will expire by year-end 2018 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack the majority of these rigs.

Jackups

Demand for jackups has improved with increased tendering activity observed in recent months off historic lows; however, contract terms generally have been short-term in nature and rates remain depressed due to the oversupply of rigs.
During the first quarter, we executed a four year contract extension for ENSCO 92 as well as several short-term contracts and contract extensions for ENSCO 68, ENSCO 75, ENSCO 87, ENSCO 106 and ENSCO 107. In April 2017, we executed a short-term contract for ENSCO 121.
During the first quarter, we agreed to maintain reduced day rates on our jackup rigs contracted with Saudi Aramco through 2017. In April, we received a notice of termination for convenience for the ENSCO 104 contract, which was expected to end in January 2018. The estimated effective date of the termination is May 2017.
During the first quarter, we began marketing for sale ENSCO 56, ENSCO 86 and ENSCO 99 and classified these rigs as held-for-sale as of March 31, 2017. In April 2017, we sold ENSCO 56 resulting in an insignificant pre-tax gain that will be included in our second quarter operating results.
There are approximately 100 competitive newbuild jackup rigs reported to be under construction, of which approximately 85 are scheduled to be delivered by the end of 2018. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired approximately 30 jackups since the beginning of the downturn. Approximately 90 marketed jackups older than 30 years of age are idle. Furthermore, approximately 70 jackups that are 30 years of age or older have contracts that expire before the end of 2018, and these rigs may be unable to find additional work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the quarters ended March 31, 2017 and 2016 (in millions):

	2017	2016
Revenues	$471.1	$814.0
Operating expenses
Contract drilling (exclusive of depreciation)	278.1	363.7
Depreciation	109.2	113.3
General and administrative	26.0	23.4
Operating income	57.8	313.6
Other expense, net	(57.7)	(64.6)
Provision for income taxes	24.1	71.4
(Loss) income from continuing operations	(24.0)	177.6
Loss from discontinued operations, net	(.6)	(.9)
Net (loss) income	(24.6)	176.7
Net income attributable to noncontrolling interests	(1.1)	(1.4)
Net (loss) income attributable to Ensco	$(25.7)	$175.3

For the quarter ended March 31, 2017, revenues declined $342.9 million, or 42%, as compared to the prior year quarter due to fewer days under contract across our fleet, lower average day rates and the contract terminations and sale of ENSCO 6003 and ENSCO 6004.

Contract drilling expense declined by $85.6 million, or 24%, as compared to the prior year quarter primarily due to rig stackings and the contract terminations and sale of ENSCO 6003 and ENSCO 6004. These declines were partially offset by reactivation costs for certain rigs.

Depreciation expense declined by $4.1 million, or 4%, as compared to the prior year quarter primarily due to the extension of useful lives for certain contracted assets.

General and administrative expenses increased by $2.6 million, or 11%, as compared to the prior year quarter primarily due to higher accrued performance-based compensation costs, partially offset by lower personnel costs resulting from organizational restructuring and other expense management actions.

Other expense, net, declined by $6.9 million, or 11%, as compared to the prior year quarter primarily due to higher capitalized interest and interest income earned on higher investment balances, partially offset by the loss associated with our debt exchange transaction in January 2017.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire. We expect operating results to decline during 2017 as long-term contracts expire, and our rigs either go uncontracted or we renew contracts at significantly lower day rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment and rigs under construction as of March 31, 2017 and 2016:

	2017	2016
Floaters(1)	19	22
Jackups(2)(3)	33	36
Under construction(2)	2	4
Held-for-sale(3)(4)	5	6
Total	59	68

(1)	During the second quarter of 2016, we sold ENSCO DS-1, ENSCO 6003 and ENSCO 6004.

(2)	During the third and fourth quarter of 2016, we accepted delivery of ENSCO 140 and ENSCO 141, respectively.

(3)	During the third quarter of 2016, we classified ENSCO 53 and ENSCO 94 as held-for-sale. During the first quarter of 2017, we classified ENSCO 56, ENSCO 86 and ENSCO 99 as held-for-sale.

(4)	During the second quarter of 2016, we sold ENSCO DS-2, ENSCO 6000, ENSCO 91 and ENSCO 58. During the fourth quarter of 2016, we sold ENSCO 53 and ENSCO 94.

The following table summarizes our rig utilization and average day rates by reportable segment for the quarters ended March 31, 2017 and 2016:

	2017	2016
Rig Utilization(1)
Floaters	47%	64%
Jackups	64%	66%
Total	58%	65%
Average Day Rates(2)
Floaters	$336,636	$364,771
Jackups	86,390	118,138
Total	$156,441	$208,117

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

Three Months Ended March 31, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$284.8	$171.8	$14.5	$471.1	$—	$471.1
Operating expenses
Contract drilling (exclusive of depreciation)	146.4	118.6	13.1	278.1	—	278.1
Depreciation	72.8	32.1	—	104.9	4.3	109.2
General and administrative	—	—	—	—	26.0	26.0
Operating income	$65.6	$21.1	$1.4	$88.1	$(30.3)	$57.8

Three Months Ended March 31, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$512.6	$277.9	$23.5	$814.0	$—	$814.0
Operating expenses
Contract drilling (exclusive of depreciation)	211.3	134.5	17.9	363.7	—	363.7
Depreciation	80.3	28.6	—	108.9	4.4	113.3
General and administrative	—	—	—	—	23.4	23.4
Operating income	$221.0	$114.8	$5.6	$341.4	$(27.8)	$313.6

Floaters

Floater revenues for the quarter ended March 31, 2017 declined by $227.8 million, or 44%, as compared to the prior year quarter primarily due to fewer days under contract, the contract terminations and sale of ENSCO 6003 and ENSCO 6004 and lower average day rates. These declines were partially offset by a higher average day rate for ENSCO DS-6 while operating in Egypt.

Floater contract drilling expense declined $64.9 million, or 31%, as compared to the prior year quarter primarily due to rig stackings and the contract terminations and sale of ENSCO 6003 and ENSCO 6004. These declines were partially offset by reactivation costs for certain rigs and higher operating costs for ENSCO DS-6.

Depreciation expense declined by $7.5 million, or 9%, as compared to the prior year quarter primarily due to the extension of useful lives for certain contracted assets.

Jackups

Jackup revenues for the quarter ended March 31, 2017 declined by $106.1 million, or 38%, as compared to the prior year quarter primarily due to fewer days under contract and lower average day rates.
Jackup contract drilling expense declined $15.9 million, or 12%, as compared to the prior year quarter primarily due to rig sales and rig stackings. These declines were partially offset by reactivation costs for certain rigs.

Depreciation expense increased by $3.5 million, or 12%, as compared to the prior year quarter due to additions across the fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the quarters ended March 31, 2017 and 2016 (in millions):

	2017	2016
Interest income	$7.2	$2.3
Interest expense, net:
Interest expense	(75.4)	(77.2)
Capitalized interest	16.8	12.1
	(58.6)	(65.1)
Other, net	(6.3)	(1.8)
	$(57.7)	$(64.6)

Interest income increased from the prior year quarter as a result of higher short-term investment balances. Interest expense declined from the prior year quarter due to the repurchase of $1.9 billion of debt during 2016 and 2017, partially offset by the issuance of $849.5 million and $332.0 million in convertible notes and exchange notes during 2016 and 2017, respectively. Interest expense capitalized during the quarter increased as compared to the prior year quarter due to an increase in the amount of capital invested in newbuild construction.

Other, net, for the quarter ended March 31, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar ("foreign currencies"). These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Inclusive of offsetting fair value derivatives, net foreign currency exchange losses of $1.7 million were included in other, net, in our condensed consolidated statement of operations for the quarters ended March 31, 2017 and 2016.

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

Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of our drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. As a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. In periods of declining profitability, our income tax expense may not decline proportionally with income, which could result in higher effective income tax rates. Further, we may continue to incur income tax expense in periods in which we operate at a loss.

Income tax expense for the quarters ended March 31, 2017 and 2016 was $24.1 million and $71.4 million, respectively. The $47.3 million decline in income tax expense as compared to the prior year quarter was primarily due to lower income levels.

LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our operating cash flow has been invested in the expansion and enhancement of our fleet of drilling rigs through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. We expect cash on-hand and cash flow generated during 2017 will primarily be used to fund capital expenditures and debt repurchases.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

In March 2017, we repurchased $4.4 million of our 4.70% senior notes due 2021 for $4.2 million of cash on the open market and recognized an insignificant pre-tax gain.

In April 2017, we repurchased $34.8 million of our 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for $37.9 million of cash. As of March 31, 2017, the aggregate principal amount, along with associated discounts, premiums and debt issuance costs, was classified as current maturities of long-term on our condensed consolidated balance sheet. We expect to recognize an insignificant loss from debt extinguishment during the second quarter.

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

During the quarter ended March 31, 2017, our primary source of cash was $104.6 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $363.0 million for purchases of short-term investments net of maturities, $332.5 million for the cash consideration paid in our January 2017 debt exchange and $282.6 million for the construction, enhancement and other improvements of our drilling rigs.

During the quarter ended March 31, 2016, our primary source of cash was $885.0 million from the liquidation of short-term investments net of purchases and $233.1 million generated from operating activities of continuing operations. Our primary use of cash for the same period was $158.1 million for the construction, enhancement and other improvement of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the quarters ended March 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Cash flow from operating activities of continuing operations	$104.6	$233.1
Capital expenditures
New rig construction	$256.7	$101.2
Rig enhancements	7.1	10.0
Minor upgrades and improvements	18.8	46.9
	$282.6	$158.1

Cash flows from operating activities of continuing operations declined $128.5 million, or 55%, compared to the prior year period. The decline primarily resulted from a $275.8 million decline in net cash receipts from contract drilling services, partially offset by a $103.4 million decline in net cash payments for contract drilling expenses and $40.2 million decline in payments for income taxes.

We currently have an ultra-deepwater drillship and a premium jackup rig under construction. During the first quarter of 2016, we agreed with the shipyard to delay the delivery of ENSCO 123 until the first quarter of 2018. During the first quarter of 2017, we agreed with the shipyard to further delay delivery of ENSCO DS-10 and $75 million of the final milestone payment until the first quarter of 2019 or such earlier date that we elect to take delivery. ENSCO DS-10 and ENSCO 123 are being actively marketed.

The following table summarizes the cumulative amount of contractual payments made as of March 31, 2017 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2017	2018	2019	Total(2)
ENSCO DS-10	$481.2	$—	$12.3	$76.7	$570.2
ENSCO 123	59.5	6.0	215.3	—	280.8
	$540.7	$6.0	$227.6	$76.7	$851.0

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through March 31, 2017.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2017 to include approximately $335.0 million for newbuild construction, approximately $60.0 million for minor upgrades and improvements and approximately $30.0 million for rig enhancement projects. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

Financing and Capital Resources

Exchange Offers

In January 2017, we completed exchange offers (the "Exchange Offers") to exchange a portion of our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The Exchange Offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding notes that were settled and exchanged as follows (in millions):

	Aggregate Principal Amount Purchased(1)	8.00% Senior notes due 2024 Consideration	Cash Consideration	Total Consideration
8.50% Senior Notes due 2019	$145.8	$81.6	$81.7	$163.3
6.875% Senior Notes due 2020	129.8	69.3	69.4	138.7
4.70% Senior Notes due 2021	373.9	181.1	181.4	362.5
Total	$649.5	$332.0	$332.5	$664.5

(1)
As of December 31, 2016, the aggregate amount of principal repurchased with cash of $332.5 million, along with associated premiums, was classified as current maturities of long-term debt on our consolidated balance sheet.

During the first quarter of 2017, we recognized a net pre-tax loss from the Exchange Offers of $6.2 million, net of premiums and transaction costs.

Open Market Repurchases

In March 2017, we repurchased $4.4 million of our 4.70% senior notes due 2021 for $4.2 million of cash on the open market and recognized an insignificant pre-tax gain.

In April 2017, we repurchased $34.8 million of our 8.50% senior notes due 2019, 6.88% senior notes due 2020 and 4.70% senior notes due 2021 for $37.9 million of cash. As of March 31, 2017, the aggregate principal amount, along with associated discounts, premiums and debt issuance costs, was classified as current maturities of long-term debt on our condensed consolidated balance sheet. We expect to recognize an insignificant loss from debt extinguishment during the second quarter.

Maturities

After giving effect to the Exchange Offers and open market repurchases, our next debt maturity is $261.0 million during 2019, followed by $550.1 million, $302.0 million and $1.8 billion during 2020, 2021 and 2024, respectively.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	March 31, 2017	December 31, 2016
Total debt	$4,943.5	$5,274.5
Total capital(1)	$13,164.7	$13,525.1
Total debt to total capital	37.6%	39.0%

(1)	Total capital consists of total debt and Ensco shareholders' equity.

Revolving Credit

We have a $2.25 billion senior unsecured revolving credit facility with a syndicate of banks to be used for general corporate purposes with a term expiring on September 30, 2019 (the "Credit Facility"). During 2016, we extended the maturity of $1.13 billion of the $2.25 billion commitment for one year to September 30, 2020.

Advances under the Credit Facility bear interest at Base Rate or LIBOR plus an applicable margin rate (currently 0.50% per annum for Base Rate advances and 1.50% per annum for LIBOR advances) depending on our credit rating. Also, our quarterly commitment fee is 0.225% per annum on the undrawn portion of the $2.25 billion commitment, which is also based on our credit rating.  Recent credit rating actions have resulted in the highest applicable margin rate on borrowings and our quarterly commitment fee.

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

As of March 31, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016.

Our access to credit and capital markets depends on the credit ratings assigned to our debt. As a result of recent rating actions, we no longer maintain an investment-grade status. Our current credit ratings, and any additional actual or anticipated downgrades in our credit ratings, could limit available options when accessing credit and capital markets, or when restructuring or refinancing debt. In addition, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, which may further restrict our operations. With a credit rating below investment grade, we have no access to the commercial paper market.

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

Other Commitments

As of March 31, 2017, we were contingently liable for an aggregate amount of $52.5 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of March 31, 2017, we had not been required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$271.7	$1,159.7
Short-term investments	$1,805.6	$1,442.6
Working capital	$2,167.5	$2,424.9
Current ratio	5.0	3.8

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of March 31, 2017, we had cash flow hedges outstanding to exchange an aggregate $176.6 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of March 31, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $122.4 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of March 31, 2017 would approximate $13.1 million. Approximately $9.6 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We do not enter into derivatives for trading or other speculative purposes. We believe that our use of derivatives and related hedging activities reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or any other material market risk. All of our derivatives mature during the next 18 months. See Note 3 to our condensed consolidated financial statements included in "Item 1. Financial Information" for additional information on our derivative instruments.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our significant accounting policies are included in Note 1 to our audited consolidated financial statements for the year ended December 31, 2016 included in our annual report on Form 10-K filed with the SEC on February 28, 2017. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our condensed consolidated financial statements.

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by us regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2016. During the quarter ended March 31, 2017, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in "Item 1. Financial Information" for information on new accounting pronouncements.
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

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into one-year tolling agreements with the DOJ and SEC that expired in December 2016 and March 2017, respectively.  We are in discussions with the SEC regarding an extension of its tolling agreement for an additional 12 months.

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

DSA Dispute

As described above, on January 4, 2016, Petrobras sent a notice to us declaring the DSA void effective immediately, reserving its rights and stating its intention to seek any restitution to which it may be entitled. We disagree with Petrobras’ declaration that the DSA is void. We believe that Petrobras repudiated the DSA and have therefore accepted the DSA as terminated on April 8, 2016 (the "Termination Date"). At this time, we cannot reasonably determine the validity of Petrobras' claim or the range of our potential exposure, if any. As a result, there can be no assurance as to how this dispute will ultimately be resolved.

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of March 31, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") with the U.S. Department of Justice ("DOJ") and SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. During 2012, the DOJ moved to (i) dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) terminate the unsupervised probation of Pride Forasol S.A.S. The Court granted the motions.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $200,000 liability related to these matters was included in accrued liabilities and other in our condensed consolidated balance sheet as of March 31, 2017.

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

Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended March 31, 2017:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

January 1 - January 31	1,973	$10.04	—	$2,000,000,000
February 1 - February 28	1,394	$11.01	—	$2,000,000,000
March 1 - March 31	147,117	$9.83	—	$2,000,000,000
Total	150,484	$9.84	—

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

Item 6.   Exhibits

Exhibit Number	Exhibit
*10.1	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (executives).
*10.2	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (executives).
*10.3	Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (executives).
*10.4	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (Carl Trowell).
*10.5	Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (Carl Trowell).
*10.6	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (non-employee directors).
*10.7	Form of Retention Award Agreement.
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensco plc

Date:	April 27, 2017	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Vice President - Finance (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
*10.1	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (executives).
*10.2	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (executives).
*10.3	Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (executives).
*10.4	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Award Agreement (Carl Trowell).
*10.5	Form of Ensco plc 2012 Long-Term Incentive Plan Performance Unit Award Agreement (Carl Trowell).
*10.6	Form of Ensco plc 2012 Long-Term Incentive Plan Restricted Share Unit Award Agreement (non-employee directors).
*10.7	Form of Retention Award Agreement.
*12.1	Computation of ratio of earnings to fixed charges.
*15.1	Letter regarding unaudited interim financial information.
*31.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*   Filed herewith.
** Furnished herewith.