Form 10-Q
period 2017-06-30
Ensco plc
filed 2017-07-27
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of July 20, 2017, there were 303,873,924 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will" and similar words and specifically include statements regarding expected financial performance; the proposed merger with Atwood Oceanics, Inc. ("Atwood"); dividends; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and timing and cost thereof; the suitability of rigs for future contracts; the offshore drilling market, including supply and demand, customer drilling programs, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory complexity; our program to high-grade the rig fleet by investing in new equipment and divesting selected assets and underutilized rigs; expense management; and the likely outcome of litigation, legal proceedings, investigations or insurance or other claims or contract disputes and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to complete the merger with Atwood;

•	failure, difficulties and delays in meeting conditions required for closing set forth in the Atwood merger agreement;

•	our ability to obtain requisite regulatory and shareholder approval and satisfy the other conditions to the consummation of the merger with Atwood;

•	the potential impact of the announcement or consummation of the merger with Atwood on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our ability to successfully integrate Atwood's operations and employees and to realize synergies and cost savings;

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ensco plc and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
July 27, 2017

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
OPERATING REVENUES	$457.5	$909.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	291.3	350.2
Depreciation	107.9	112.4
General and administrative	30.5	27.4
	429.7	490.0
OPERATING INCOME	27.8	419.6
OTHER INCOME (EXPENSE)
Interest income	7.6	2.5
Interest expense, net	(60.3)	(54.0)
Other, net	(.5)	261.4
	(53.2)	209.9
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25.4)	629.5
PROVISION FOR INCOME TAXES
Current income tax expense	13.1	48.6
Deferred income tax expense (benefit)	6.2	(11.9)
	19.3	36.7
(LOSS) INCOME FROM CONTINUING OPERATIONS	(44.7)	592.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	.4	(.2)
NET (LOSS) INCOME	(44.3)	592.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.0)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(45.5)	$590.6
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.15)	$2.04
Discontinued operations	—	—
	$(0.15)	$2.04

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(45.6)	$580.8

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	300.9	284.6

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING REVENUES	$928.6	$1,723.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	569.4	713.9
Depreciation	217.1	225.7
General and administrative	56.5	50.8
	843.0	990.4
OPERATING INCOME	85.6	733.2
OTHER INCOME (EXPENSE)
Interest income	14.8	4.8
Interest expense, net	(118.9)	(119.1)
Other, net	(6.8)	259.6
	(110.9)	145.3
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25.3)	878.5
PROVISION FOR INCOME TAXES
Current income tax expense	17.4	86.7
Deferred income tax expense	26.0	21.4
	43.4	108.1
(LOSS) INCOME FROM CONTINUING OPERATIONS	(68.7)	770.4
LOSS FROM DISCONTINUED OPERATIONS, NET	(.2)	(1.1)
NET (LOSS) INCOME	(68.9)	769.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.3)	(3.4)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(71.2)	$765.9
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.24)	$2.92
Discontinued operations	—	—
	$(0.24)	$2.92

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(71.4)	$753.9

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	300.7	258.5

CASH DIVIDENDS PER SHARE	$0.02	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,
	2017	2016

NET (LOSS) INCOME	$(44.3)	$592.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	2.9	(4.1)
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	.3	2.0
Other	.2	.1
NET OTHER COMPREHENSIVE INCOME (LOSS)	3.4	(2.0)

COMPREHENSIVE (LOSS) INCOME	(40.9)	590.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1.2)	(2.0)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(42.1)	$588.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

NET (LOSS) INCOME	$(68.9)	$769.3
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	6.0	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	1.2	7.9
Other	.7	—
NET OTHER COMPREHENSIVE INCOME	7.9	7.3

COMPREHENSIVE (LOSS) INCOME	(61.0)	776.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2.3)	(3.4)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(63.3)	$773.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169.6	$1,159.7
Short-term investments	1,680.4	1,442.6
Accounts receivable, net	366.4	361.0
Other	315.4	316.0
Total current assets	2,531.8	3,279.3
PROPERTY AND EQUIPMENT, AT COST	13,346.8	12,992.5
Less accumulated depreciation	2,287.8	2,073.2
Property and equipment, net	11,059.0	10,919.3
OTHER ASSETS, NET	133.1	175.9
	$13,723.9	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$188.0	$145.9
Accrued liabilities and other	315.0	376.6
Current maturities of long-term debt	—	331.9
Total current liabilities	503.0	854.4
LONG-TERM DEBT	4,744.7	4,942.6
OTHER LIABILITIES	285.9	322.5
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 314.9 million and 310.3 million shares issued as of June 30, 2017 and December 31, 2016	31.0	31.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of June 30, 2017 and December 31, 2016	.1	.1
Additional paid-in capital	6,422.2	6,402.2
Retained earnings	1,772.8	1,864.1
Accumulated other comprehensive income	26.9	19.0
Treasury shares, at cost, 11.0 million and 7.3 million shares as of June 30, 2017 and December 31, 2016	(68.4)	(65.8)
Total Ensco shareholders' equity	8,184.6	8,250.6
NONCONTROLLING INTERESTS	5.7	4.4
Total equity	8,190.3	8,255.0
	$13,723.9	$14,374.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(68.9)	$769.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation expense	217.1	225.7
Deferred income tax expense	26.0	21.4
Share-based compensation expense	20.9	18.6
Amortization of intangibles and other, net	(6.5)	(11.2)
Loss (gain) on debt extinguishment	2.6	(260.8)
Other	.4	(4.4)
Changes in operating assets and liabilities	(61.1)	41.6
Net cash provided by operating activities of continuing operations	130.5	800.2

INVESTING ACTIVITIES
Purchases of short-term investments	(1,134.8)	(862.0)
Maturities of short-term investments	897.0	1,032.0
Additions to property and equipment	(332.6)	(209.4)
Other	1.7	7.6
Net cash used in investing activities of continuing operations	(568.7)	(31.8)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(537.0)	(684.8)
Cash dividends paid	(6.2)	(5.5)
Debt financing costs	(5.5)	—
Proceeds from equity issuance	—	585.5
Other	(3.6)	(1.9)
Net cash used in financing activities	(552.3)	(106.7)

Net cash (used in) provided by discontinued operations	(.2)	7.7
Effect of exchange rate changes on cash and cash equivalents	.6	(.4)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(990.1)	669.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,159.7	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169.6	$790.3

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

The financial data for the three-month and six-month periods ended June 30, 2017 and 2016 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 and our quarterly report on Form 10-Q filed with the SEC on April 27, 2017.

Proposed Atwood Merger

On May 29, 2017, Ensco plc entered into an Agreement and Plan of Merger ("Merger Agreement") with Echo Merger Sub LLC ("Merger Sub"), a wholly-owned subsidiary of Ensco plc, and Atwood Oceanics, Inc. ("Atwood"), pursuant to which Ensco plc will acquire Atwood in an all-stock transaction. The Merger Agreement provides that Merger Sub will merge with and into Atwood (the "Merger"), with Atwood continuing as the surviving company and a wholly-owned subsidiary of Ensco plc.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Atwood common stock will be converted into the right to receive 1.60 Class A ordinary shares of Ensco plc ("Ensco shares"). We estimate the total consideration to be delivered in the Merger to be approximately $711 million, consisting of the delivery of approximately 134 million Ensco shares based on the closing price of Ensco shares of $5.32 on July 18, 2017. The value of the Merger consideration will fluctuate based on changes in the price of Ensco shares and the number of shares of Atwood common stock outstanding on the closing date.

Completion of the Merger is subject to certain customary conditions, including approval of the allotment and issuance of Ensco shares by Ensco plc shareholders and approval of the Merger by Atwood's shareholders. On June 27, 2017, Ensco and Atwood received notice from the Antitrust Division of the Department of Justice and the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close during the third quarter of 2017, subject to satisfaction of all conditions to closing.

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

In February 2016, the Financial Accounting Standards Board issued Update 2016-02, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. During our evaluation of Update 2016-02, we have concluded that our drilling contracts contain a lease component, and upon adoption, we will be required to separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Due to the significant interaction between Update 2016-02 and Update 2014-09, we expect to adopt both updates concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. Adoption will result in increased disclosure of the nature of our leasing arrangements and may result in variability in our revenue recognition patterns relative to current U.S. GAAP based on the provisions in each of our drilling contracts. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $60 million to $80 million upon adoption, based on our portfolio of leases as of June 30, 2017. We are currently evaluating the other impacts that Update 2016-02 and Update 2014-09 will have on our consolidated financial statements and related disclosures.

Note 2 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2017
Supplemental executive retirement plan assets	$29.4	$—	$—	$29.4
Derivatives, net	—	4.9	—	4.9
Total financial assets	$29.4	$4.9	$—	$34.3

As of December 31, 2016
Supplemental executive retirement plan assets	$27.7	$—	$—	$27.7
Total financial assets	$27.7	$—	$—	$27.7
Derivatives, net	$—	$(8.8)	$—	$(8.8)
Total financial liabilities	$—	$(8.8)	$—	$(8.8)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$256.0	$255.0	$480.2	$485.0
6.875% Senior notes due 2020	482.7	461.8	735.9	727.5
4.70% Senior notes due 2021	266.7	264.0	674.4	658.9
3.00% Exchangeable senior notes due 2024(1)	620.7	666.9	604.3	874.7
4.50% Senior notes due 2024	619.0	487.2	618.6	536.0
8.00% Senior notes due 2024	338.4	314.7	—	—
5.20% Senior notes due 2025	663.2	543.9	662.8	582.3
7.20% Debentures due 2027	149.2	137.3	149.2	138.7
7.875% Senior notes due 2040	377.5	246.5	378.3	270.6
5.75% Senior notes due 2044	971.3	669.6	970.8	728.0
Total	$4,744.7	$4,046.9	$5,274.5	$5,001.7

(1)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying amount of the 2024 Convertible Notes was $832.9 million and $830.1 million as of June 30, 2017 and December 31, 2016, respectively.

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2016 to June 30, 2017 is primarily due to the January 2017 debt exchange and debt repurchases as discussed in "Note 6 - Debt."

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of June 30, 2017 and December 31, 2016. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.
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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $4.9 million and net liabilities of $8.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.  All of our derivatives mature during the next 18 months.  See "Note 2 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$4.5	$4.1	$1.7	$11.4
Foreign currency forward contracts - non-current(2)	.6	.2	.1	.8
	5.1	4.3	1.8	12.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	1.8	.4	.2	1.3
	1.8	.4	.2	1.3
Total	$6.9	$4.7	$2.0	$13.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of June 30, 2017, we had cash flow hedges outstanding to exchange an aggregate $173.7 million for various foreign currencies, including $81.7 million for British pounds, $33.7 million for Australian dollars, $22.8 million for euros, $22.3 million for Brazilian reais and $13.2 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive (loss) income were as follows (in millions):

Three Months Ended June 30, 2017 and 2016

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2017	2016	2017	2016
Interest rate lock contracts(3)	$—	$—	$(.1)	$—	$—	$—
Foreign currency forward contracts(4)	2.9	(4.1)	(.2)	(2.0)	(.5)	.8
Total	$2.9	$(4.1)	$(.3)	$(2.0)	$(.5)	$.8

Six Months Ended June 30, 2017 and 2016

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Loss Reclassified from AOCI into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2017	2016	2017	2016
Interest rate lock contracts(3)	$—	$—	$(.2)	$(.1)	$—	$—
Foreign currency forward contracts(5)	6.0	(.6)	(1.0)	(7.8)	(.4)	1.9
Total	$6.0	$(.6)	$(1.2)	$(7.9)	$(.4)	$1.9

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

(4)
During the three-month period ended June 30, 2017, $400,000 of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended June 30, 2016, $2.2 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the six-month period ended June 30, 2017, $1.4 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the six-month period ended June 30, 2016, $8.2 million of losses were reclassified from AOCI into contract drilling expense and $400,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $131.3 million for various foreign currencies, including $86.5 million for euros, $9.6 million for Indonesian rupiah, $8.4 million for Australian dollars, $6.9 million for British pounds, $6.6 million for Brazilian reais, $6.5 million for Swiss francs and $6.8 million for other currencies.

Net gains of $5.7 million and net losses of $3.5 million associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended June 30, 2017 and 2016, respectively. Net gains of $6.2 million and $900,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the six-month periods ended June 30, 2017 and 2016, respectively. These gains and losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of June 30, 2017, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $1.7 million.
Note 4 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

(Loss) income from continuing operations attributable to Ensco for the three-month and six-month periods ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) income from continuing operations	$(44.7)	$592.8	$(68.7)	$770.4
Income from continuing operations attributable to noncontrolling interests	(1.2)	(2.0)	(2.3)	(3.4)
(Loss) income from continuing operations attributable to Ensco	$(45.9)	$590.8	$(71.0)	$767.0
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

The following table is a reconciliation of (loss) income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and six-month periods ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) income from continuing operations attributable to Ensco	$(45.9)	$590.8	$(71.0)	$767.0
Income from continuing operations allocated to non-vested share awards(1)	(.1)	(9.8)	(.2)	(12.0)
(Loss) income from continuing operations attributable to Ensco shares	$(46.0)	$581.0	$(71.2)	$755.0

(1)
Losses are not allocated to non-vested share awards. Therefore, only dividends attributable to the our non-vested share awards are included in the three-month and six-month periods ended June 30, 2017.

Antidilutive share awards totaling 400,000 were excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2017. Additionally, due to our net loss position, potentially dilutive share awards totaling 900,000 were also excluded from the computation of diluted EPS for the three-month and six-month periods ended June 30, 2017. Antidilutive share awards totaling 500,000 and 600,000 were excluded from the computation of diluted EPS for the three-month and six-month ended June 30, 2016.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or six-month periods ended June 30, 2017.
Note 6 -Debt

Exchange Offers

In January 2017, we completed exchange offers (the "Exchange Offers") to exchange our outstanding 8.50% senior notes due 2019, 6.875% senior notes due 2020 and 4.70% senior notes due 2021 for 8.00% senior notes due 2024 and cash. The Exchange Offers resulted in the tender of $649.5 million aggregate principal amount of our outstanding senior notes that were settled and exchanged as follows (in millions):

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

Open Market Repurchases

During the first six months of 2017, we repurchased certain of our outstanding senior notes with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs. The aggregate repurchases were as follows (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$54.6	$60.1
6.875% Senior notes due 2020	100.1	105.1
4.70% Senior notes due 2021	39.4	39.3
Total	$194.1	$204.5

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Maturities

Our next debt maturity is $237.6 million during 2019, followed by $450.9 million and $269.7 million during 2020 and 2021, respectively.

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

As of June 30, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2017 and December 31, 2016.

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
Note 7 -Shareholders' Equity

As a U.K. company governed in part by the Companies Act, we cannot issue new shares (other than in limited circumstances) without being authorized by our shareholders. At our last annual general meeting held on May 22, 2017, our shareholders authorized the allotment of 101.1 million Class A ordinary shares (or 202.2 million Class A ordinary shares in connection with an offer by way of a rights issue or other similar issue) for a period up to the conclusion of our 2018 annual general meeting (or, if earlier, at the close of business on August 22, 2018).
Note 8 -Benefit Plans

During the quarter ended June 30, 2017, we granted 5.2 million non-vested share awards to our employees pursuant to our 2012 Long-Term Incentive Plan, of which 4.5 million will be settled in cash upon vesting. Grants of our non-vested share awards generally vest at rates of 20% or 33% per year, as determined by a committee or subcommittee of the Board of Directors at the time of grant. The non-vested share awards have dividend rights effective on the date of grant. Compensation expense for awards to be settled in cash is remeasured each quarter with a cumulative adjustment to compensation cost during the period based on changes in our share price. The weighted-average grant date fair value for our non-vested share awards that were granted during the quarter ended June 30, 2017 was $6.33.

Note 9 -Income Taxes

We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in our estimated annual effective tax rate, the historical method utilized would not provide a reliable estimate of income taxes for the three-month and six-month periods ended June 30, 2017. We used a discrete effective tax rate method to calculate income taxes for the three-month and six-month periods ended June 30, 2017. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three-month and six-month periods ended June 30, 2017 was $2.2 million and $9.8 million, respectively, and was primarily attributable to the Exchange Offers and debt repurchases, a restructuring transaction, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and a settlement of a previously disclosed legal contingency. Discrete income tax expense of $2.0 million and $5.4 million for the three-month and six-month periods ended June 30, 2016, respectively, resulted primarily from the gain on debt extinguishment, income from the ENSCO DS-9 lump-sum consideration and restructuring transactions involving certain of our subsidiaries.
Note 10 -Contingencies

Brazil Internal Investigation

Pride International LLC, formerly Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil in 2001. In 2008, Pride entered into a drilling services agreement with Petrobras (the "DSA") for ENSCO DS-5, a drillship ordered from Samsung Heavy Industries, a shipyard in South Korea ("SHI"). Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition of Pride, Ensco conducted similar compliance reviews.

We commenced a compliance review in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the U.S. Department of Justice ("DOJ"), respectively, to advise them of this matter and our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into one-year tolling agreement with the DOJ that expired in December 2016. We extended a tolling agreement with the SEC for 12 months until March 2018.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of June 30, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Customer Dispute

A customer filed a lawsuit in Texas federal court against one of our subsidiaries claiming damages based on allegations that our subsidiary breached and was negligent in the performance of a drilling contract during the period beginning in mid-2011 through May 2012. The customer's court documents alleged damages totaling approximately $40 million. During the second quarter, we settled the lawsuit and agreed to pay the customer $9.8 million, which was recognized in contract drilling expense in our condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2017.

Proposed Atwood Merger

On June 23, 2017, a putative class action captioned Bernard Stern v. Atwood Oceanics, Inc., et al, was filed in the U.S. District Court for the Southern District of Texas against Atwood, Atwood’s directors, Ensco plc and Merger Sub. The Stern complaint generally alleges that Atwood and the Atwood directors disseminated a false or misleading registration statement on Form S-4 (the “Registration Statement”) on June 16, 2017, which omitted material information regarding the proposed Merger, in violation of Section 14(a) of the Exchange Act. Specifically, the Stern complaint alleges that Atwood and the Atwood directors omitted material information regarding the parties’ financial projections, the analysis performed by Atwood’s financial advisor, Goldman Sachs & Co. LLC (“Goldman Sachs”), in support of its fairness opinion, the timing and nature of communications regarding post-transaction employment of Atwood's directors and officers, potential conflicts of interest of Goldman Sachs, and whether there were further discussions with another potential acquirer of Atwood following the May 30, 2017 announcement of the Merger. The Stern complaint further alleges that the Atwood directors, Ensco plc and Merger Sub are liable for these violations as “control persons” of Atwood under Section 20(a) of the Exchange Act. With respect to Ensco plc, the Stern complaint alleges that Ensco plc had direct supervisory control over the composition of the Registration Statement. The Stern complaint seeks injunctive relief, including to enjoin the Merger, rescission or rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees, in addition to other relief.

On June 27, 2017, June 29, 2017 and June 30, 2017, additional putative class actions captioned Joseph Composto v. Atwood Oceanics, Inc., et al, Booth Family Trust v. Atwood Oceanics, Inc., et al and Mary Carter v. Atwood Oceanics, Inc., respectively, were filed in the U.S. District Court for the Southern District of Texas against Atwood and Atwood’s directors. These actions allege violations of Sections 14(a) and 20(a) of the Exchange Act by Atwood and Atwood’s directors similar to those alleged in the Stern complaint; however, neither Ensco plc nor Merger Sub is named as a defendant in these actions.

Additional lawsuits arising out of the Merger may be filed in the future. There can be no assurance that we or any of the other defendants will be successful in the outcome of these or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Merger. We believe that the lawsuits are without merit and intend to defend vigorously against the lawsuit filed against us and any other future lawsuits challenging the transaction.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of June 30, 2017 totaled $50.6 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of June 30, 2017, we had not been required to make collateral deposits with respect to these agreements.
Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and six-month periods ended 2017 and 2016 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$264.0	$178.9	$14.6	$457.5	$—	$457.5
Operating expenses
Contract drilling (exclusive of depreciation)	145.6	132.3	13.4	291.3	—	291.3
Depreciation	72.0	31.6	—	103.6	4.3	107.9
General and administrative	—	—	—	—	30.5	30.5
Operating income	$46.4	$15.0	$1.2	$62.6	$(34.8)	$27.8
Property and equipment, net	$8,493.2	$2,515.3	$—	$11,008.5	$50.5	$11,059.0

Three Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$636.4	$251.3	$21.9	$909.6	$—	$909.6
Operating expenses
Contract drilling (exclusive of depreciation)	208.6	122.3	19.3	350.2	—	350.2
Depreciation	77.8	30.1	—	107.9	4.5	112.4
General and administrative	—	—	—	—	27.4	27.4
Operating income	$350.0	$98.9	$2.6	$451.5	$(31.9)	$419.6
Property and equipment, net	$8,414.1	$2,543.0	$—	$10,957.1	$64.1	$11,021.2

Six Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$548.8	$350.7	$29.1	$928.6	$—	$928.6
Operating expenses
Contract drilling (exclusive of depreciation)	292.0	250.9	26.5	569.4	—	569.4
Depreciation	144.8	63.7	—	208.5	8.6	217.1
General and administrative	—	—	—	—	56.5	56.5
Operating income	$112.0	$36.1	$2.6	$150.7	$(65.1)	$85.6
Property and equipment, net	$8,493.2	$2,515.3	$—	$11,008.5	$50.5	$11,059.0

Six Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,149.0	$529.2	$45.4	$1,723.6	$—	$1,723.6
Operating expenses
Contract drilling (exclusive of depreciation)	419.9	256.8	37.2	713.9	—	713.9
Depreciation	158.1	58.7	—	216.8	8.9	225.7
General and administrative	—	—	—	—	50.8	50.8
Operating income	$571.0	$213.7	$8.2	$792.9	$(59.7)	$733.2
Property and equipment, net	$8,414.1	$2,543.0	$—	$10,957.1	$64.1	$11,021.2

Information about Geographic Areas

As of June 30, 2017, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	5	13
Europe & Mediterranean	6	11	17
Middle East & Africa	1	11	12
Asia & Pacific Rim	4	5	9
Asia & Pacific Rim (under construction)	1	1	2
Held-for-sale	1	1	2
Total	21	34	55

(1)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Trade	$359.9	$358.4
Other	28.1	24.5
	388.0	382.9
Allowance for doubtful accounts	(21.6)	(21.9)
	$366.4	$361.0

Other current assets consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Inventory	$219.2	$225.2
Prepaid taxes	41.1	30.7
Deferred costs	26.9	32.4
Prepaid expenses	11.0	7.9
Other	17.2	19.8
	$315.4	$316.0

Other assets, net, consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Deferred tax assets	$63.5	$69.3
Deferred costs	30.8	35.7
Supplemental executive retirement plan assets	29.4	27.7
Prepaid taxes on intercompany transfers of property	—	33.0
Other	9.4	10.2
	$133.1	$175.9

Accrued liabilities and other consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Deferred revenue	$100.1	$116.7
Accrued interest	85.2	71.7
Personnel costs	82.1	124.0
Taxes	38.3	40.7
Derivative liabilities	1.9	12.7
Other	7.4	10.8
	$315.0	$376.6

Other liabilities consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Unrecognized tax benefits (inclusive of interest and penalties)	$138.5	$142.9
Deferred revenue	80.5	120.9
Supplemental executive retirement plan liabilities	30.3	28.9
Personnel costs	13.8	13.5
Other	22.8	16.3
	$285.9	$322.5

Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Derivative instruments	$20.8	$13.6
Currency translation adjustment	7.8	7.6
Other	(1.7)	(2.2)
	$26.9	$19.0

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

Consolidated revenues by customer for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total(1)	22%	13%	22%	14%
BP (2)	15%	10%	15%	12%
Petrobras(1)	11%	9%	10%	12%
ConocoPhillips(3)	2%	23%	2%	15%
Other	50%	45%	51%	47%
	100%	100%	100%	100%

(1)	During the three-month and six-month periods ended June 30, 2017 and 2016, all revenues were attributable to our Floater segment.

(2)
During the three-month periods ended June 30, 2017 and 2016, 79% and 75% of the revenues provided by BP, respectively, were attributable to our Floaters segment and no revenue was attributable to our Jackups segment. During the six-month periods ended June 30, 2017 and 2016, 79% and 76% of the revenues provided by BP, respectively, were attributable to our Floaters segment and no revenue was attributable to our Jackups segment.

(3)
During the three-month and six-month periods ended June 30, 2016, excluding the impact of the lump-sum termination payment of $185.0 million for ENSCO DS-9, revenues from ConocoPhillips represented 3% and 4%, respectively, of our consolidated revenues.

Consolidated revenues by region for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Angola(1)	$115.9	$132.4	$237.6	$268.6
Australia(2)	55.3	62.3	109.9	124.8
Egypt(3)	53.4	36.5	106.6	36.5
Brazil(3)	48.7	81.7	96.5	202.7
United Kingdom(4)	36.7	69.7	67.9	143.5
U.S. Gulf of Mexico(5)(6)	33.0	304.5	77.3	464.7
Other	114.5	222.5	232.8	482.8
	$457.5	$909.6	$928.6	$1,723.6

(1)
During the three-month periods ended June 30, 2017 and 2016, 87% and 88% of the revenues earned in Angola, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2017 and 2016, 86% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(2)
During the three-month and six-month periods ended June 30, 2017, 78% of the revenues earned in Australia were attributable to our Floaters segment. For the three-month and six-month periods ended June 30, 2016, all revenues were attributable to our Floaters segment.

(3)	During the three-month and six-month periods ended June 30, 2017 and 2016, all revenues were attributable to our Floaters segment.

(4)	During the three-month and six-month periods ended June 30, 2017 and 2016, all revenues were attributable to our Jackups segment.

(5)
During the three-month periods ended June 30, 2017 and 2016, 46% and 3% of the revenues earned, respectively, were attributable to our Jackups segment and 10% and 92% of the revenues earned, respectively, were attributable to our Floaters segment. During the six-month period ended June 30, 2017 and 2016, 37% and 4% of the revenues earned, respectively, were attributable to our Jackups segment and 25% and 89% earned, respectively, were attributable to our Floaters segment.

(6)
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

Note 13 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated July 1, 2004 between Pride and New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride's 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.0 billion as of June 30, 2017. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the note holders.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of June 30, 2017.

Pride International LLC (formerly Pride International, Inc.) and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016; the unaudited condensed consolidating statements of comprehensive (loss) income for the three-month and six-month periods ended June 30, 2017 and 2016; the condensed consolidating balance sheets as of June 30, 2017 (unaudited) and December 31, 2016; and the unaudited condensed consolidating statements of cash flows for the six-month periods ended June 30, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$12.8	$43.9	$—	$486.5	$(85.7)	$457.5
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.1	41.4	—	324.5	(85.7)	291.3
Depreciation	—	4.3	—	103.6	—	107.9
General and administrative	12.1	4.2	—	14.2	—	30.5
OPERATING (LOSS) INCOME	(10.4)	(6.0)	—	44.2	—	27.8
OTHER (EXPENSE) INCOME, NET	(7.1)	(26.9)	(16.9)	(4.9)	2.6	(53.2)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17.5)	(32.9)	(16.9)	39.3	2.6	(25.4)
INCOME TAX PROVISION	—	4.3	—	15.0	—	19.3
DISCONTINUED OPERATIONS, NET	—	—	—	.4	—	.4
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(28.0)	28.7	19.9	—	(20.6)	—
NET (LOSS) INCOME	(45.5)	(8.5)	3.0	24.7	(18.0)	(44.3)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.2)	—	(1.2)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(45.5)	$(8.5)	$3.0	$23.5	$(18.0)	$(45.5)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended June 30, 2016 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$7.6	$36.5	$—	$937.4	$(71.9)	$909.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.7	36.4	—	379.0	(71.9)	350.2
Depreciation	—	4.4	—	108.0	—	112.4
General and administrative	10.5	—	—	16.9	—	27.4
OPERATING (LOSS) INCOME	(9.6)	(4.3)	—	433.5	—	419.6
OTHER INCOME (EXPENSE), NET	175.8	(8.3)	(18.8)	1.3	59.9	209.9
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	166.2	(12.6)	(18.8)	434.8	59.9	629.5
INCOME TAX PROVISION	—	(15.6)	—	52.3	—	36.7
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	424.4	20.0	10.2	—	(454.6)	—
NET INCOME (LOSS)	590.6	23.0	(8.6)	382.3	(394.7)	592.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$590.6	$23.0	$(8.6)	$380.3	$(394.7)	$590.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$25.5	$89.9	$—	$987.2	$(174.0)	$928.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	22.4	83.4	—	637.6	(174.0)	569.4
Depreciation	—	8.5	—	208.6	—	217.1
General and administrative	23.6	4.3	—	28.6	—	56.5
OPERATING (LOSS) INCOME	(20.5)	(6.3)	—	112.4	—	85.6
OTHER EXPENSE, NET	(13.6)	(58.2)	(35.6)	(12.6)	9.1	(110.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(34.1)	(64.5)	(35.6)	99.8	9.1	(25.3)
INCOME TAX PROVISION	—	18.9	—	24.5	—	43.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY EARNINGS (LOSSES) IN AFFILIATES, NET OF TAX	(37.1)	83.6	46.2	—	(92.7)	—
NET (LOSS) INCOME	(71.2)	.2	10.6	75.1	(83.6)	(68.9)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.3)	—	(2.3)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(71.2)	$.2	$10.6	$72.8	$(83.6)	$(71.2)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Six Months Ended June 30, 2016 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$14.8	$72.1	$—	$1,780.7	$(144.0)	$1,723.6
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	13.9	72.1	—	771.9	(144.0)	713.9
Depreciation	—	8.7	—	217.0	—	225.7
General and administrative	16.7	.1	—	34.0	—	50.8
OPERATING (LOSS) INCOME	(15.8)	(8.8)	—	757.8	—	733.2
OTHER INCOME (EXPENSE), NET	139.0	(6.7)	(37.9)	(9.0)	59.9	145.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	123.2	(15.5)	(37.9)	748.8	59.9	878.5
INCOME TAX PROVISION	—	15.4	—	92.7	—	108.1
DISCONTINUED OPERATIONS, NET	—	—	—	(1.1)	—	(1.1)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	642.7	53.5	63.8	—	(760.0)	—
NET INCOME	765.9	22.6	25.9	655.0	(700.1)	769.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$765.9	$22.6	$25.9	$651.6	$(700.1)	$765.9

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three Months Ended June 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET (LOSS) INCOME	$(45.5)	$(8.5)	$3.0	$24.7	$(18.0)	$(44.3)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	2.9	—	—	—	2.9
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	—	.3	—	—	—	.3
Other	—	—	—	.2	—	.2
NET OTHER COMPREHENSIVE INCOME	—	3.2	—	.2	—	3.4
COMPREHENSIVE (LOSS) INCOME	(45.5)	(5.3)	3.0	24.9	(18.0)	(40.9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(1.2)	—	(1.2)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(45.5)	$(5.3)	$3.0	$23.7	$(18.0)	$(42.1)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME (LOSS)	$590.6	$23.0	$(8.6)	$382.3	$(394.7)	$592.6
OTHER COMPREHENSIVE (LOSS) INCOME, NET
Net change in derivative fair value	—	(4.1)	—	—	—	(4.1)
Reclassification of net losses on derivative instruments from other comprehensive income into net income (loss)	—	2.0	—	—	—	2.0
Other	—	—	—	.1	—	.1
NET OTHER COMPREHENSIVE (LOSS) INCOME	—	(2.1)	—	.1	—	(2.0)
COMPREHENSIVE INCOME (LOSS)	590.6	20.9	(8.6)	382.4	(394.7)	590.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSCO	$590.6	$20.9	$(8.6)	$380.4	$(394.7)	$588.6

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Six Months Ended June 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET (LOSS) INCOME	$(71.2)	$.2	$10.6	$75.1	$(83.6)	$(68.9)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	6.0	—	—	—	6.0
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	—	1.2	—	—	—	1.2
Other	—	—	—	.7	—	.7
NET OTHER COMPREHENSIVE INCOME	—	7.2	—	.7	—	7.9
COMPREHENSIVE (LOSS) INCOME	(71.2)	7.4	10.6	75.8	(83.6)	(61.0)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.3)	—	(2.3)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(71.2)	$7.4	$10.6	$73.5	$(83.6)	$(63.3)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2016
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$765.9	$22.6	$25.9	$655.0	$(700.1)	$769.3
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	(.6)	—	—	—	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	7.9	—	—	—	7.9
Other	—	—	—	—	—	—
NET OTHER COMPREHENSIVE INCOME	—	7.3	—	—	—	7.3
COMPREHENSIVE INCOME	765.9	29.9	25.9	655.0	(700.1)	776.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(3.4)	—	(3.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$765.9	$29.9	$25.9	$651.6	$(700.1)	$773.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS June 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73.3	$—	$3.8	$92.5	$—	$169.6
Short-term investments	1,663.0	5.5	—	11.9	—	1,680.4
Accounts receivable, net	11.8	—	—	354.6	—	366.4
Accounts receivable from affiliates	282.4	279.4	—	217.7	(779.5)	—
Other	.3	9.6	—	305.5	—	315.4
Total current assets	2,030.8	294.5	3.8	982.2	(779.5)	2,531.8
PROPERTY AND EQUIPMENT, AT COST	1.8	122.3	—	13,222.7	—	13,346.8
Less accumulated depreciation	1.8	72.3	—	2,213.7	—	2,287.8
Property and equipment, net	—	50.0	—	11,009.0	—	11,059.0
DUE FROM AFFILIATES	1,978.5	4,245.9	2,042.1	7,065.4	(15,331.9)	—
INVESTMENTS IN AFFILIATES	8,535.8	3,545.9	1,107.5	—	(13,189.2)	—
OTHER ASSETS, NET	—	51.4	—	162.4	(80.7)	133.1
	$12,545.1	$8,187.7	$3,153.4	$19,219.0	$(29,381.3)	$13,723.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53.2	$28.8	$21.7	$399.3	$—	$503.0
Accounts payable to affiliates	73.0	287.5	12.5	406.5	(779.5)	$—
Total current liabilities	126.2	316.3	34.2	805.8	(779.5)	503.0
DUE TO AFFILIATES	1,389.1	5,093.3	2,601.7	6,247.8	(15,331.9)	—
LONG-TERM DEBT	2,839.5	149.2	1,116.1	639.9	—	4,744.7
OTHER LIABILITIES	—	8.8	—	357.8	(80.7)	285.9
ENSCO SHAREHOLDERS' EQUITY	8,190.3	2,620.1	(598.6)	11,162.0	(13,189.2)	8,184.6
NONCONTROLLING INTERESTS	—	—	—	5.7	—	5.7
Total equity	8,190.3	2,620.1	(598.6)	11,167.7	(13,189.2)	8,190.3
	$12,545.1	$8,187.7	$3,153.4	$19,219.0	$(29,381.3)	$13,723.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2016 (In millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.6	$—	$19.8	$247.3	$—	$1,159.7
Short-term investments	1,165.1	5.5	—	272.0	—	$1,442.6
Accounts receivable, net	6.8	—	—	354.2	—	361.0
Accounts receivable from affiliates	486.5	251.2	—	152.2	(889.9)	—
Other	.1	6.8	—	309.1	—	316.0
Total current assets	2,551.1	263.5	19.8	1,334.8	(889.9)	3,279.3
PROPERTY AND EQUIPMENT, AT COST	1.8	121.0	—	12,869.7	—	12,992.5
Less accumulated depreciation	1.8	63.8	—	2,007.6	—	2,073.2
Property and equipment, net	—	57.2	—	10,862.1	—	10,919.3
DUE FROM AFFILIATES	1,512.2	4,513.8	1,978.8	7,234.4	(15,239.2)	—
INVESTMENTS IN AFFILIATES	8,557.7	3,462.3	1,061.3	—	(13,081.3)	—
OTHER ASSETS, NET	—	81.5	—	181.1	(86.7)	175.9
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44.1	$45.2	$28.3	$404.9	$—	$522.5
Accounts payable to affiliates	38.8	208.4	5.9	636.8	(889.9)	—
Current maturities of long-term debt	187.1	—	144.8	—	—	331.9
Total current liabilities	270.0	253.6	179.0	1,041.7	(889.9)	854.4
DUE TO AFFILIATES	1,375.8	5,367.6	2,040.7	6,455.1	(15,239.2)	—
LONG-TERM DEBT	2,720.2	149.2	1,449.5	623.7	—	4,942.6
OTHER LIABILITIES	—	2.9	—	406.3	(86.7)	322.5
ENSCO SHAREHOLDERS' EQUITY	8,255.0	2,605.0	(609.3)	11,081.2	(13,081.3)	8,250.6
NONCONTROLLING INTERESTS	—	—	—	4.4	—	4.4
Total equity	8,255.0	2,605.0	(609.3)	11,085.6	(13,081.3)	8,255.0
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2017 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(17.8)	$(50.5)	$(53.9)	$252.7	$—	$130.5
INVESTING ACTIVITIES
Purchases of short-term investments	(563.0)	—	—	(571.8)	—	(1,134.8)
Maturities of short-term investments	65.1	—	—	831.9	—	897.0
Additions to property and equipment	—	—	—	(332.6)	—	(332.6)
Purchase of affiliate debt	(316.3)	—	—	—	316.3	—
Other	—	—	—	1.7	—	1.7
Net cash (used in) provided by investing activities of continuing operations	(814.2)	—	—	(70.8)	316.3	(568.7)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(220.7)	—	—	—	(316.3)	(537.0)
Cash dividends paid	(6.2)	—	—	—	—	(6.2)
Debt financing costs	(5.5)	—	—	—	—	(5.5)
Advances from (to) affiliates	247.7	50.5	37.9	(336.1)	—	—
Other	(2.6)	—	—	(1.0)	—	(3.6)
Net cash provided by (used in) financing activities	12.7	50.5	37.9	(337.1)	(316.3)	(552.3)
Net cash used in discontinued operations	—	—	—	(.2)	—	(.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.6	—	.6
NET DECREASE IN CASH AND CASH EQUIVALENTS	(819.3)	—	(16.0)	(154.8)	—	(990.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73.3	$—	$3.8	$92.5	$—	$169.6

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2016 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(83.4)	$130.8	$(60.4)	$813.2	$—	$800.2
INVESTING ACTIVITIES
Maturities of short-term investments	1,032.0	—	—	—	—	1,032.0
Purchases of short-term investments	(862.0)	—	—	—	—	(862.0)
Additions to property and equipment	—	—	—	(209.4)	—	(209.4)
Purchase of affiliate debt	(142.0)	—	—	—	142.0	—
Other	—	—	—	7.6	—	7.6
Net cash provided by (used in) investing activities of continuing operations	28.0	—	—	(201.8)	142.0	(31.8)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	585.5	—	—	—	—	585.5
Reduction of long-term borrowings	(542.8)	—	—	—	(142.0)	(684.8)
Cash dividends paid	(5.5)	—	—	—	—	(5.5)
Advances from (to) affiliates	638.9	(130.8)	84.5	(592.6)	—	—
Other	(1.9)	—	—	—	—	(1.9)
Net cash provided by (used in) financing activities	674.2	(130.8)	84.5	(592.6)	(142.0)	(106.7)
Net cash provided by discontinued operations	—	—	—	7.7	—	7.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.4)	—	(.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	618.8	—	24.1	26.1	—	669.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$712.8	$—	$26.1	$51.4	$—	$790.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. We currently own and operate an offshore drilling rig fleet of 53 rigs, with drilling operations in most of the strategic markets around the globe. We also have two rigs under construction. Our rig fleet consists of eight drillships, 10 dynamically positioned semisubmersible rigs, three moored semisubmersible rigs and 34 jackup rigs. Our offshore rig fleet is one of the world's largest amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

Two of our older, less capable rigs are marketed for sale as part of our fleet high-grading strategy and classified as held-for-sale.

Our Industry

Oil prices have rebounded significantly off the 12-year lows experienced during 2016 and have generally stabilized between $45 to $55 per barrel since late last year. We expect market conditions to remain challenging as current contracts expire and new contracts are executed at lower rates. While commodity prices have improved, they have not yet improved to a level that supports increased rig demand sufficient to absorb existing supply and improve pricing power. We believe the current market dynamics will not change until we see a further sustained recovery in commodity prices and/or reduction in rig supply.

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

Proposed Atwood Merger

On May 29, 2017, Ensco plc entered into an Agreement and Plan of Merger ("Merger Agreement") with Echo Merger Sub LLC ("Merger Sub"), a wholly-owned subsidiary of Ensco plc, and Atwood Oceanics, Inc. ("Atwood"), pursuant to which Ensco plc will acquire Atwood in an all-stock transaction. The Merger Agreement provides that Merger Sub will merge with and into Atwood (the "Merger"), with Atwood continuing as the surviving company and a wholly-owned subsidiary of Ensco plc.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Atwood common stock will be converted into the right to receive 1.60 Class A ordinary shares of Ensco plc ("Ensco shares"). We estimate the total consideration to be delivered in the Merger to be approximately $711 million, consisting of the delivery of approximately 134 million Ensco shares based on the closing price of Ensco shares of $5.32 on July 18, 2017. The value of the Merger consideration will fluctuate based on changes in the price of Ensco shares and the number of shares of Atwood common stock outstanding on the closing date.

Completion of the Merger is subject to certain customary conditions, including approval of the allotment and issuance of Ensco shares by Ensco plc shareholders and approval of the Merger by Atwood's shareholders. On June 27, 2017, Ensco and Atwood received notice from the Antitrust Division of the Department of Justice and the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close during the third quarter of 2017, subject to satisfaction of all conditions to closing.

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

Cash and Debt

As of June 30, 2017, we had $4.7 billion in total debt outstanding, representing approximately 36.7% of our total capitalization. We also had $1.9 billion in cash and cash equivalents and short-term investments and a $2.25 billion undrawn senior unsecured revolving credit facility (the "Credit Facility"). Of the $2.25 billion Credit Facility, $1.12 billion expires in September 2019 and the remaining $1.13 billion expires in September 2020. The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

During the six-months ended June 30, 2017, we repurchased $194.1 million aggregate principal amount of our outstanding debt for $204.5 million of cash on the open market and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

Our next debt maturity is $237.6 million during 2019, followed by $450.9 million and $269.7 million during 2020 and 2021, respectively.

Backlog

As of June 30, 2017, our backlog was $3.3 billion as compared to $3.6 billion as of December 31, 2016. Our backlog declined primarily due to revenues realized during the first half of the year, partially offset by new contract awards and contract extensions. As current contracts expire, we will likely experience further declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog includes the impact of drilling contracts signed or terminated after each respective balance sheet date but prior to filing each annual and quarterly report on February 28, 2017 and July 27, 2017, respectively.

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

During the second quarter, we executed contracts for ENSCO DS-10 and ENSCO DS-4 for one-year and two-year terms, respectively. The contracts contain five one-year priced options for ENSCO DS-10 and a one-year priced option for ENSCO DS-4. We have provided notice to the shipyard to accelerate delivery and the final milestone payment of $75.0 million for ENSCO DS-10 into the third quarter of 2017 that were previously deferred into 2019. We expect ENSCO DS-10 to commence drilling operations offshore Nigeria during the first quarter of 2018. ENSCO DS-4 was reactivated during the first half of the year and has mobilized to Nigeria to commence drilling operations during the third quarter. We also executed short-term contracts for ENSCO DS-7, ENSCO 8503 and ENSCO 8505.

Currently, there are approximately 45 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 30 are scheduled to be delivered by the end of 2018. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired nearly 80 floaters since the beginning of the downturn. Approximately 40 floaters older than 30 years of age are currently idle, and approximately 25 floaters greater than 30 years old have contracts that will expire by the end of 2018 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack the majority of these rigs.
Jackups

Demand for jackups has improved with increased tendering activity observed in recent months following historic lows; however, contract terms generally have been short-term in nature and rates remain depressed due to the oversupply of rigs.
During the first quarter, we executed a four-year contract for ENSCO 92 as well as several short-term contracts and contract extensions for ENSCO 68, ENSCO 75, ENSCO 87, ENSCO 106 and ENSCO 107.
During the second quarter, we executed three-year contracts for ENSCO 110 and ENSCO 120 and a 400-day contract for ENSCO 102. We also executed short-term contracts and contract extensions for ENSCO 72, ENSCO 107, ENSCO 121 and ENSCO 122.
In April, we received a notice of termination for convenience for the ENSCO 104 contract effective in May 2017, which was expected to end in January 2018. In June, we received a notice of termination for convenience for the ENSCO 71 contract effective in August 2017, which was expected to end in July 2018.
During the second quarter, we sold ENSCO 56, ENSCO 86, ENSCO 90 and ENSCO 99, which had previously been classified as held-for-sale and recognized an insignificant pre-tax gain. We also began marketing ENSCO 52 for sale and classified the rig as held-for-sale on our June 30, 2017 condensed consolidated balance sheet.
Currently, there are approximately 100 competitive newbuild jackup rigs reported to be under construction, of which approximately 80 are scheduled to be delivered by the end of 2018. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired more than 30 jackups since the beginning of the downturn. Approximately 90 jackups older than 30 years of age are idle. Furthermore, approximately 65 jackups that are 30 years of age or older have contracts that expire before the end of 2018, and these rigs may be unable to find additional work. Operating costs associated with keeping these rigs idle as well as expenditures required to recertify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$457.5	$909.6	$928.6	$1,723.6
Operating expenses
Contract drilling (exclusive of depreciation)	291.3	350.2	569.4	713.9
Depreciation	107.9	112.4	217.1	225.7
General and administrative	30.5	27.4	56.5	50.8
Operating income	27.8	419.6	85.6	733.2
Other (expense) income, net	(53.2)	209.9	(110.9)	145.3
Provision for income taxes	19.3	36.7	43.4	108.1
(Loss) income from continuing operations	(44.7)	592.8	(68.7)	770.4
Income (loss) from discontinued operations, net	.4	(.2)	(.2)	(1.1)
Net (loss) income	(44.3)	592.6	(68.9)	769.3
Net income attributable to noncontrolling interests	(1.2)	(2.0)	(2.3)	(3.4)
Net (loss) income attributable to Ensco	$(45.5)	$590.6	$(71.2)	$765.9

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments received during the second quarter of 2016 totaling $205.0 million, revenues declined $247.1 million, or 35%, and $590.0 million, or 39%, for the three-month and six-month periods ended June 30, 2017, respectively, as compared to the prior year periods. These declines were due primarily to fewer days under contract across the fleet, lower average day rates and the contract terminations and sale of ENSCO 6003 and ENSCO 6004.

Contract drilling expense declined $58.9 million, or 17%, and $144.5 million, or 20%, for the three-month and six-month periods ended June 30, 2017, respectively, primarily due to rig stackings and the contract termination and sale of ENSCO 6003 and ENSCO 6004. This decline was partially offset by costs to settle a previously disclosed legal contingency and contract preparation costs for certain rigs.

Depreciation expense declined $4.5 million, or 4%, and $8.6 million, or 4%, for the three-month and six-month periods ended June 30, 2017, respectively, primarily due to the extension of useful lives for certain contracted rigs.

General and administrative expenses increased by $3.1 million, or 11%, and $5.7 million, or 11%, for the three-month and six-month periods ended June 30, 2017, respectively. The increase as compared to the prior year periods was primarily due to $4.2 million in transaction costs related to the proposed Merger.

Other income, net, for the three-month and six-month periods ended June 30, 2016 included gains on debt extinguishment of $260.8 million related to our 2016 tender offers and subsequent open market repurchases.

A significant number of our drilling contracts are of a long-term nature. Accordingly, an increase or decline in demand for contract drilling services generally affects our operating results and cash flows gradually over future quarters as long-term contracts expire. We expect operating results to decline during 2017 and into 2018 as long-term contracts expire, and our rigs either go uncontracted or we renew contracts at significantly lower rates.

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of June 30, 2017 and 2016:

	2017	2016
Floaters	19	19
Jackups(1) (2)	32	36
Under construction(2)	2	4
Held-for-sale(1) (3)	2	2
Total	55	61

(1)
During the third quarter of 2016, we classified ENSCO 53 and ENSCO 94 as held-for-sale. During the first quarter of 2017, we classified ENSCO 56, ENSCO 86 and ENSCO 99 as held-for-sale. During the second quarter of 2017, we classified ENSCO 52 as held-for-sale.

(2)	During the third and fourth quarter of 2016, we accepted delivery of ENSCO 140 and ENSCO 141, respectively.

(3)	During the fourth quarter of 2016, we sold ENSCO 53 and ENSCO 94. During the second quarter of 2017, we sold ENSCO 56, ENSCO 86, ENSCO 90 and ENSCO 99.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rig Utilization(1)
Floaters	43%	57%	45%	60%
Jackups	64%	63%	64%	65%
Total	56%	61%	57%	63%
Average Day Rates(2)
Floaters	$338,675	$359,575	$337,611	$362,427
Jackups	88,583	111,791	87,468	115,067
Total	$155,946	$194,754	$156,200	$201,805

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

Three Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$264.0	$178.9	$14.6	$457.5	$—	$457.5
Operating expenses
Contract drilling (exclusive of depreciation)	145.6	132.3	13.4	291.3	—	291.3
Depreciation	72.0	31.6	—	103.6	4.3	107.9
General and administrative	—	—	—	—	30.5	30.5
Operating income	$46.4	$15.0	$1.2	$62.6	$(34.8)	$27.8

Three Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$636.4	$251.3	$21.9	$909.6	$—	$909.6
Operating expenses
Contract drilling (exclusive of depreciation)	208.6	122.3	19.3	350.2	—	350.2
Depreciation	77.8	30.1	—	107.9	4.5	112.4
General and administrative	—	—	—	—	27.4	27.4
Operating income	$350.0	$98.9	$2.6	$451.5	$(31.9)	$419.6

Six Months Ended June 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$548.8	$350.7	$29.1	$928.6	$—	$928.6
Operating expenses
Contract drilling (exclusive of depreciation)	292.0	250.9	26.5	569.4	—	569.4
Depreciation	144.8	63.7	—	208.5	8.6	217.1
General and administrative	—	—	—	—	56.5	56.5
Operating income	$112.0	$36.1	$2.6	$150.7	$(65.1)	$85.6

Six Months Ended June 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,149.0	$529.2	$45.4	$1,723.6	$—	$1,723.6
Operating expenses
Contract drilling (exclusive of depreciation)	419.9	256.8	37.2	713.9	—	713.9
Depreciation	158.1	58.7	—	216.8	8.9	225.7
General and administrative	—	—	—	—	50.8	50.8
Operating income	$571.0	$213.7	$8.2	$792.9	$(59.7)	$733.2

Floaters

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments received during the second quarter of 2016 totaling $205.0 million, revenues declined $167.4 million, or 39%, and $395.2 million, or 42%, for the three-month and six-month periods ended June 30, 2017, respectively, as compared to the prior year periods. The declines were due primarily to fewer days under contract across the fleet, lower average day rates, the contract terminations and sale of ENSCO 6003 and ENSCO 6004 and the ENSCO DS-7 contract termination. The declines were partially offset by a higher average day rate for ENSCO DS-6 while operating in Egypt.

Floater contract drilling expense for the three-month and six-month periods ended June 30, 2017 declined $63.0 million, or 30%, and $127.9 million, or 30%, respectively, as compared to the prior year periods primarily due to rig stackings and the contract terminations and sale of ENSCO 6003 and ENSCO 6004. These declines were partially offset by costs to settle a previously disclosed legal contingency and contract preparation costs for certain rigs.

Floater depreciation expense declined by $5.8 million, or 7%, and $13.3 million, or 8%, for the three-month and six-month periods ended June 30, 2017, respectively, as compared to the prior year periods due to the extension of useful lives for certain contracted assets.

Jackups

Jackup revenues for the three-month and six-month periods ended June 30, 2017 declined $72.4 million, or 29%, and $178.5 million, or 34%, respectively, as compared to the prior year periods primarily due to fewer days under contract and lower average day rates.

Jackup contract drilling expense for the three-month period ended June 30, 2017 increased $10.0 million, or 8%, as compared to the prior year period primarily due to higher maintenance costs associated with shipyard projects and contract preparation costs. For the six-month period ended June 30, 2017, jackup contract drilling expense declined $5.9 million, or 2%, as compared to the prior year period as fewer rig operating days more than offset the aforementioned increase in costs.

Jackup depreciation expense for the three-month and six-month periods ended June 30, 2017 increased $1.5 million, or 5%, and $5.0 million, or 9%, respectively, as compared to the prior year periods due to additions across the fleet.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and six-month periods ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$7.6	$2.5	$14.8	$4.8
Interest expense, net:
Interest expense	(73.9)	(66.7)	(149.3)	(143.9)
Capitalized interest	13.6	12.7	30.4	24.8
	(60.3)	(54.0)	(118.9)	(119.1)
Other, net	(.5)	261.4	(6.8)	259.6
	$(53.2)	$209.9	$(110.9)	$145.3

Interest income for the three-month and six-month periods ended June 30, 2017 increased as compared to the prior year periods as a result of higher short-term investment balances.

Interest expense for three-month and six-month periods ended June 30, 2017 increased as compared to the prior year periods due to the issuance of $849.5 million in convertible notes and $332.0 million in exchange notes during 2016 and 2017, respectively, partially offset by the repurchase of $2.0 billion of debt during 2016 and 2017. Interest expense capitalized during the three-month and six-month periods ended June 30, 2017 increased as compared to the prior year periods due an increase in the amount of capital invested in newbuild construction.

Other expense, net, for six-month period ended June 30, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange. Other income, net, for the three-month and six-month periods ended June 30, 2016 included gains on debt extinguishment of $260.8 million related to our 2016 tender offers and subsequent open market repurchases.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $2.4 million and $4.1 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2017, respectively. Net foreign currency exchange losses of $100,000 and $1.8 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and six-month periods ended June 30, 2016, respectively.

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

Income tax expense for the three-month and six-month periods ended June 30, 2017 was $19.3 million and $43.4 million, respectively, as compared to $36.7 million and $108.1 million during the respective prior year periods. The declines in income tax expense were primarily due to lower income levels.
LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our operating cash flow has been invested in the expansion and enhancement of our drilling rig fleet through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. We expect that cash flow generated during 2017 will primarily be used to fund capital expenditures, repurchase debt and repay Atwood's debt upon or following the closing of the proposed Merger.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

During the six-months ended June 30, 2017, we repurchased $194.1 million aggregate principal amount of our outstanding debt for $204.5 million of cash on the open market and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

Our Board of Directors declared a $0.01 per share quarterly cash dividend during the first and second quarters. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities and capital requirements.

During the six-month period ended June 30, 2017, our primary source of cash was $130.5 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $537.0 million for the repurchase of debt and $332.6 million for the construction, enhancement and other improvement of our drilling rigs and net purchases of short-term investments of $237.8 million.

During the six-month period ended June 30, 2016, our primary sources of cash were $800.2 million generated from operating activities of continuing operations, $585.5 million in proceeds from our April 2016 equity offering and $170 million of net liquidations of short-term investments. Our primary uses of cash for the same period were $684.8 million for the repurchase of debt and $209.4 million for the construction, enhancement and other improvement of our drilling rigs.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the six-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	2017	2016
Cash flow from operating activities of continuing operations	$130.5	$800.2
Capital expenditures
New rig construction	$286.6	$123.1
Rig enhancements	15.5	14.3
Minor upgrades and improvements	30.5	72.0
	$332.6	$209.4

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $205.0 million received during the six-months ended June 30, 2016, cash flow from operating activities of continuing operations declined $464.7 million, or 78%, for the six-month period ended June 30, 2017 as compared to the prior year period. The decline primarily resulted from a $704.9 million decline in net cash receipts from contract drilling services, offset by a $216.3 million decline in net cash payments for contract drilling services, a $25.9 million decline in cash payments for taxes, a $14.7 million decline in cash payments for interest and a $6.8 million decline in cash paid for general and administrative expense.

We currently have a premium jackup rig and an ultra-deepwater drillship under construction. During 2016, we agreed with the shipyard to delay the delivery of ENSCO 123 until the first quarter of 2018. ENSCO 123 is being actively marketed. We recently provided notice to the shipyard to accelerate delivery and the final milestone payment of $75.0 million for ENSCO DS-10 into the third quarter of 2017 that were previously deferred into 2019.

The following table summarizes the cumulative amount of contractual payments made as of June 30, 2017 for our rigs under construction and estimated timing of our remaining contractual payments (in millions):

	Cumulative Paid(1)	Remaining 2017	2018	2019	Total(2)
ENSCO DS-10	$481.2	$75.0	$—	$—	$556.2
ENSCO 123	61.5	4.0	215.3	—	280.8
	$542.7	$79.0	$215.3	$—	$837.0

(1)	Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through June 30, 2017.

(2)	Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management and capitalized interest.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2017 to include approximately $500 million for newbuild construction, approximately $65 million for rig enhancement projects and approximately $70 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

Open Market Repurchases

During the first six months of 2017, we repurchased certain of our outstanding senior notes with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs. The aggregate repurchases were as follows (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$54.6	$60.1
6.875% Senior notes due 2020	100.1	105.1
4.70% Senior notes due 2021	39.4	39.3
Total	$194.1	$204.5

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Maturities

Our next debt maturity is $237.6 million during 2019, followed by $450.9 million and $269.7 million during 2020 and 2021, respectively.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	June 30, 2017	December 31, 2016
Total debt	$4,744.7	$5,274.5
Total capital (1)	$12,929.3	$13,525.1
Total debt to total capital	36.7%	39.0%

(1)	Total capital consists of total debt and Ensco shareholders' equity.

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

As of June 30, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of June 30, 2017 and December 31, 2016.

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

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2017, no shares have been repurchased under the program. The program terminates in May 2018.

From time to time, we and our affiliates may repurchase our outstanding senior notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem senior notes that are able to be redeemed, pursuant to their terms. In connection with any exchange, we may issue equity, issue new debt and/or pay cash consideration. Any future repurchases, exchanges or redemptions will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future. There can be no assurance that an active trading market will exist for our outstanding senior notes following any such transactions.

Other Commitments

As of June 30, 2017, we were contingently liable for an aggregate amount of $50.6 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of June 30, 2017, we were not required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$169.6	$1,159.7
Short-term investments	$1,680.4	$1,442.6
Working capital	$2,028.8	$2,424.9
Current ratio	5.0	3.8

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of June 30, 2017, we had cash flow hedges outstanding to exchange an aggregate $173.7 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of June 30, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $131.3 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of June 30, 2017 would approximate $14.6 million. Approximately $11.2 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, in addition to supplemental disclosure regarding impairment of long-lived assets set forth below.

Impairment of Long-Lived Assets

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

Our judgments and assumptions about future cash flows to be generated by our drilling rigs are highly subjective and based on consideration of the following:

•	global macroeconomic and political environment,

•	historical utilization, day rate and operating expense trends by asset class,

•	regulatory requirements such as surveys, inspections and recertification of our rigs,

•	remaining useful lives of our rigs,

•	expectations on the use and eventual disposition of our rigs,

•	weighted-average cost of capital,

•	oil price projections,

•	sanctioned and unsanctioned offshore project data,

•	offshore project break-even economic data,

•	global rig supply and construction orders,

•	global rig fleet capabilities and relative rankings, and

•	expectations of global rig fleet attrition.

We collect and analyze the above information to develop a range of estimated utilization levels, day rates, expense levels and capital requirements, as well as estimated cash flows generated upon disposition. The most subjective assumptions that impact our impairment analyses include projections of future oil prices and timing of global rig fleet attrition, which, in large part, impact our estimates on timing and magnitude of recovery from the current industry downturn. However, there are numerous judgments and assumptions unique to the projected future cash flows of each rig that individually, and in the aggregate, can significantly impact the recoverability of its carrying value.

The highly cyclical nature of our industry cannot be reasonably predicted with a high level of accuracy and therefore differences between our historical judgments and assumptions and actual results will occur. We reassess our judgments and assumptions in the period in which significant differences are observed and may conclude that a triggering event has occurred and perform a recoverability test. We recognized material impairment charges during 2014 and 2015 upon observation of significant unexpected changes in our business climate.

There are numerous factors underlying the highly cyclical nature of our industry that are reasonably likely to impact our judgments and assumptions including, but not limited to, the following:

•	changes in global economic conditions,

•	production levels of the Organization of Petroleum Exporting Countries (“OPEC”),

•	production levels of non-OPEC countries,

•	advances in exploration and development technology,

•	offshore and onshore project break-even economics,

•	development and exploitation of alternative fuels,

•	natural disasters or other operational hazards,

•	changes in relevant law and governmental regulations,

•	political instability and/or escalation of military actions in the areas we operate,

•	changes in the timing and rate of global newbuild rig construction, and

•	changes in the timing and rate of global rig fleet attrition.

There is a wide range of interrelated changes in our judgments and assumptions that could reasonably occur as a result of unexpected developments in the aforementioned factors, which could result in materially different carrying values for an individual rig, group of rigs or our entire rig fleet, materially impacting our operating results.

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in "Item 1. Financial Statements" for information on new accounting pronouncements.

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

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Brazil Internal Investigation

Pride International LLC, formerly Pride International, Inc. (“Pride”), a company we acquired in 2011, commenced drilling operations in Brazil in 2001. In 2008, Pride entered into a drilling services agreement with Petrobras (the "DSA") for ENSCO DS-5, a drillship ordered from Samsung Heavy Industries, a shipyard in South Korea ("SHI"). Beginning in 2006, Pride conducted periodic compliance reviews of its business with Petrobras, and, after the acquisition of Pride, Ensco conducted similar compliance reviews.

We commenced a compliance review in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the DOJ, respectively, to advise them of this matter and our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant, who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into one-year tolling agreement with the DOJ that expired in December 2016. We extended a tolling agreement with the SEC for 12 months until March 2018.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of June 30, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Pride FCPA Investigation

During 2010, Pride and its subsidiaries resolved their previously disclosed investigations into potential violations of the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA") with the DOJ and SEC. The settlement with the DOJ included a deferred prosecution agreement (the "DPA") between Pride and the DOJ and a guilty plea by Pride Forasol S.A.S., one of Pride’s subsidiaries, to FCPA-related charges. During 2012, the DOJ moved to (i) dismiss the charges against Pride and end the DPA one year prior to its scheduled expiration; and (ii) terminate the unsupervised probation of Pride Forasol S.A.S. The Court granted the motions.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $190,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of June 30, 2017.

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

Proposed Atwood Merger

On June 23, 2017, a putative class action captioned Bernard Stern v. Atwood Oceanics, Inc., et al, was filed in the U.S. District Court for the Southern District of Texas against Atwood, Atwood’s directors, Ensco plc and Merger Sub. The Stern complaint generally alleges that Atwood and the Atwood directors disseminated a false or misleading registration statement on Form S-4 (the “Registration Statement”) on June 16, 2017, which omitted material information regarding the proposed Merger, in violation of Section 14(a) of the Exchange Act. Specifically, the Stern complaint alleges that Atwood and the Atwood directors omitted material information regarding the parties’ financial projections, the analysis performed by Atwood’s financial advisor, Goldman Sachs & Co. LLC (“Goldman Sachs”), in support of its fairness opinion, the timing and nature of communications regarding post-transaction employment of Atwood's directors and officers, potential conflicts of interest of Goldman Sachs, and whether there were further discussions with another potential acquirer of Atwood following the May 30, 2017 announcement of the Merger. The Stern complaint further alleges that the Atwood directors, Ensco plc and Merger Sub are liable for these violations as “control persons” of Atwood under Section 20(a) of the Exchange Act. With respect to Ensco plc, the Stern complaint alleges that Ensco plc had direct supervisory control over the composition of the Registration Statement. The Stern complaint seeks injunctive relief, including to enjoin the Merger, rescission or rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees, in addition to other relief.

On June 27, 2017, June 29, 2017 and June 30, 2017, additional putative class actions captioned Joseph Composto v. Atwood Oceanics, Inc., et al, Booth Family Trust v. Atwood Oceanics, Inc., et al and Mary Carter v. Atwood Oceanics, Inc., respectively, were filed in the U.S. District Court for the Southern District of Texas against Atwood and Atwood’s directors. These actions allege violations of Sections 14(a) and 20(a) of the Exchange Act by Atwood and Atwood’s directors similar to those alleged in the Stern complaint; however, neither Ensco plc nor Merger Sub is named as a defendant in these actions.

Additional lawsuits arising out of the Merger may be filed in the future. There can be no assurance that we or any of the other defendants will be successful in the outcome of these or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Merger. We believe that the lawsuits are without merit and intend to defend vigorously against the lawsuit filed against us and any other future lawsuits challenging the transaction.

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
Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, except as set forth below.

The following risk factors relate to the proposed Merger. For more information on the Merger, please read our Registration Statement on Form S-4 filed with the SEC on June 16, 2017 and any subsequent amendments thereto, as well as any other related information on the Merger that we have filed with the SEC.

We and Atwood are subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect each party's business and operations.

In connection with the proposed Merger, it is possible that some customers, suppliers and other persons with whom we or Atwood have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us or Atwood as a result of the Merger, which could negatively affect our and Atwood’s respective revenues and earnings, as well as the market price of Atwood’s common stock or our shares, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we and Atwood are each subject to certain restrictions on the conduct of our businesses prior to completing the Merger, which may adversely affect our and Atwood’s ability to execute certain of our business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-Merger period may divert management’s attention and resources and could ultimately have an adverse effect on each party. These uncertainties could cause customers, suppliers and others that deal with us or Atwood to seek to change existing business relationships with such party, which in turn could have an adverse effect on the combined company’s ability to realize the anticipated benefits of the Merger.

We or Atwood may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.

Uncertainty about the effect of the Merger on our employees or Atwood’s employees may impair our and Atwood’s ability to attract, motivate and retain personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the combined company. In addition, we or Atwood may have to provide additional compensation in order to retain employees. If our employees or Atwood’s employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Merger could be adversely affected.

The Merger is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading price of our shares and our and Atwood’s future business and financial results.

The completion of the Merger is subject to a number of conditions beyond our and Atwood’s control that may prevent, delay or otherwise materially adversely affect its completion, including the risks that we do not obtain the requisite approval of Atwood’s and our shareholders of the Merger and related proposals, the approval of governmental agencies is not obtained or that other closing conditions are not satisfied. We cannot predict whether and when these other conditions will be satisfied. The completion of the Merger is not assured and is subject to risks. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies expected to be achieved if the Merger is successfully completed within its expected time frame.

If the Merger is not completed, we will be subject to several risks and consequences, including the following:

•	certain damages for which we may be liable to Atwood under the terms and conditions of the Merger Agreement;

•	negative reactions from the financial markets, including declines in the price of our shares due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•
certain significant costs relating to the Merger, including, in certain circumstances, the reimbursement by us of up to $10.0 million of Atwood’s expenses and a termination fee payable by us of $50.0 million less any previous expense reimbursements by us; and

•	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

We and Atwood will incur substantial transaction fees and costs in connection with the Merger.

We and Atwood expect to incur a number of non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of Atwood’s business with our business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit of the Merger may not be achieved in the near term, the long term or at all.

If completed, the Merger may not achieve its intended results, and we and Atwood may be unable to successfully integrate our operations. Failure to successfully combine our business and Atwood’s business in the expected time frame may adversely affect the future results of the combined company and, consequently, the value of the Ensco shares.

We and Atwood entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, expanding our asset base and creating synergies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether Atwood’s business can be integrated with our business in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company's ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the Merger. The combined company's results of operations could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the completion of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company's future business, financial condition, operating results and prospects, which in turn could result in a decline in the market value of our shares.

A downgrade in our or our subsidiaries’ credit ratings following the Merger could impact the combined entity’s access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.

Following the Merger, rating agencies may reevaluate our and our subsidiaries’ ratings, and any additional actual or anticipated downgrades in such credit ratings could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. As a result of any such downgrades, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, including obligations to post collateral with third parties, which may further restrict our operations and negatively impact liquidity.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we and our subsidiaries will maintain our current credit ratings.

Completion of the Merger will trigger change of control or other provisions in certain agreements to which Atwood is a party.

The completion of the Merger will trigger change of control or other provisions in certain agreements to which Atwood is a party. In particular, the indenture governing Atwood’s 6.50% senior notes due 2020 requires Atwood to make an offer to purchase all of each holder’s notes at an amount equal to 101% of the aggregate principal amount of such holder’s notes, plus accrued and unpaid interest, if any, within 30 days following a change of control. As a result, we could be required to repay up to an aggregate $449 million principal amount of senior notes plus approximately $4.5 million in associated premiums.

In addition, the completion of the Merger will constitute a change of control under Atwood’s revolving credit facility. As a result, the outstanding balance under the revolving credit facility will be accelerated and become due and payable by us in connection with the completion of the Merger. As of June 30, 2017, Atwood had outstanding borrowings under its revolving credit facility of approximately $850 million.

The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes following the Merger.

Although Ensco plc is incorporated in the United Kingdom, the U.S. Internal Revenue Service (“IRS”) may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes following the Merger pursuant to Section 7874 of the Internal Revenue Code. For U.S. federal income tax purposes, a corporation is generally considered a U.S. “domestic” corporation (or U.S. tax resident) if it is organized in the United States, and a corporation is generally considered a “foreign” corporation (or non-U.S. tax resident) if it is not a U.S. domestic corporation. Because Ensco plc is an entity incorporated in England and Wales, it would generally be classified as a foreign corporation (or non-U.S. tax resident) under these rules. Section 7874 of the Internal Revenue Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. domestic corporation for U.S. federal income tax purposes.

Unless we satisfy the substantial business activities exception, as defined in Section 7874 of the Internal Revenue Code and described in more detail below (the “Substantial Business Activities Exception”), we would be treated as a U.S. domestic corporation (that is, as a U.S. tax resident) for U.S. federal income tax purposes following the Merger pursuant to Section 7874 of the Internal Revenue Code if the percentage (by vote or value) of our shares considered to be held by former holders of shares of Atwood common stock after the Merger by reason of holding shares of Atwood common stock for purposes of Section 7874 of the Internal Revenue Code (the “Section 7874 Percentage”) is 80% or more. In order for us to satisfy the Substantial Business Activities Exception, at least 25% of the employees (by headcount and compensation), real and tangible assets and gross income of Ensco plc expanded affiliated group must be based, located and derived, respectively, in the country in which Ensco plc is a tax resident after the Merger. The Substantial Business Activities Exception is not expected to be satisfied.

The Section 7874 Percentage is currently expected to be less than 60%. The calculation of the Section 7874 Percentage, however, is complex, is calculated based on the facts as of the effective time of the Merger, is subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such regulations) and is subject to factual uncertainties (including fluctuations in the value of shares of Atwood common stock and our shares). As a result, the IRS could assert that the Section 7874 Percentage is greater than 80% and that we therefore are treated for U.S. federal income tax purposes as a U.S. domestic corporation (that is, as a U.S. tax resident) following the Merger. If the IRS successfully challenged our status as a foreign corporation, significant adverse tax consequences would result for us and for certain of our shareholders.

U.S. tax laws and IRS guidance could affect our ability to engage in certain acquisition strategies and certain internal restructurings.

Even if we are treated as a foreign corporation for U.S. federal income tax purposes, Section 7874 of the Internal Revenue Code and U.S. Treasury Regulations promulgated thereunder, including temporary Treasury Regulations, may adversely affect our ability to engage in certain future acquisitions of U.S. businesses in exchange for our equity, which may affect the tax efficiencies that otherwise might be achieved in such potential future transactions.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended June 30, 2017:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

April 1 - April 30	1,352	$8.95	—	$2,000,000,000
May 1 - May 31	10,496	$7.42	—	$2,000,000,000
June 1 - June 30	180,291	$6.21	—	$2,000,000,000
Total	192,139	$6.30	—

(1)
During the quarter ended June 30, 2017, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of June 30, 2017, no shares have been repurchased under the program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of May 29, 2017, by and among Ensco plc, Echo Merger Sub LLC and Atwood Oceanics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2017, File No. 1-08097).

10.1
Fifth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2017, File No. 1-08097).

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

Ensco plc

Date:	July 27, 2017	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ ROBERT W. EDWARDS III
Robert W. Edwards III Vice President - Finance (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of May 29, 2017, by and among Ensco plc, Echo Merger Sub LLC and Atwood Oceanics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2017, File No. 1-08097).

10.1
Fifth Amendment to the Ensco plc 2012 Long-Term Incentive Plan, effective March 24, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2017, File No. 1-08097).

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