Form 10-Q
period 2017-09-30
Ensco plc
filed 2017-10-26
CIK 314808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-8097
 Ensco plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization) 6 Chesterfield Gardens London, England (Address of principal executive offices)	98-0635229 (I.R.S. Employer Identification No.) W1J 5BQ (Zip Code)
 Registrant's telephone number, including area code:  44 (0) 20 7659 4660

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

As of October 19, 2017, there were 436,019,178 Class A ordinary shares of the registrant issued and outstanding.

ENSCO PLC
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to successfully integrate the business, operations and employees of Atwood Oceanics, Inc. (“Atwood”) and to realize synergies and cost savings in connection with our acquisition of Atwood;

•
changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

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

•
our ability to obtain financing, service indebtedness and pursue other business opportunities may be limited by our debt levels, debt agreement restrictions and the credit ratings assigned to our debt by independent credit rating agencies;

•	the adequacy of sources of liquity for us and our customers;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	delays in contract commencement dates or the cancellation of drilling programs by operators;

•	adverse changes in foreign currency exchange rates, including their effect on the fair value measurement of our derivative instruments; and

•	potential long-lived asset impairments.

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

We have reviewed the accompanying condensed consolidated balance sheet of Ensco plc and subsidiaries (the Company) as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 26, 2017

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
OPERATING REVENUES	$460.2	$548.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	285.8	298.1
Depreciation	108.2	109.4
General and administrative	30.4	25.3
	424.4	432.8
OPERATING INCOME	35.8	115.4
OTHER INCOME (EXPENSE)
Interest income	7.5	3.8
Interest expense, net	(48.1)	(53.4)
Other, net	.2	18.7
	(40.4)	(30.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4.6)	84.5
PROVISION FOR INCOME TAXES
Current income tax expense (benefit)	14.9	(5.7)
Deferred income tax expense	8.5	2.2
	23.4	(3.5)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(28.0)	88.0
LOSS FROM DISCONTINUED OPERATIONS, NET	(.2)	(.7)
NET (LOSS) INCOME	(28.2)	87.3
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2.8	(2.0)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.4)	$85.3
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.08)	$0.28
Discontinued operations	—	—
	$(0.08)	$0.28

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(25.5)	$83.5

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	301.2	298.6

CASH DIVIDENDS PER SHARE	$0.01	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING REVENUES	$1,388.8	$2,271.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	855.2	1,012.0
Depreciation	325.3	335.1
General and administrative	86.9	76.1
	1,267.4	1,423.2
OPERATING INCOME	121.4	848.6
OTHER INCOME (EXPENSE)
Interest income	22.3	8.6
Interest expense, net	(167.0)	(172.5)
Other, net	(6.6)	278.3
	(151.3)	114.4
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(29.9)	963.0
PROVISION FOR INCOME TAXES
Current income tax expense	32.3	81.0
Deferred income tax expense	34.5	23.6
	66.8	104.6
(LOSS) INCOME FROM CONTINUING OPERATIONS	(96.7)	858.4
LOSS FROM DISCONTINUED OPERATIONS, NET	(.4)	(1.8)
NET (LOSS) INCOME	(97.1)	856.6
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.5	(5.4)
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(96.6)	$851.2
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.32)	$3.07
Discontinued operations	—	—
	$(0.32)	$3.07

NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO SHARES - BASIC AND DILUTED	$(96.9)	$836.1

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and Diluted	300.9	272.0

CASH DIVIDENDS PER SHARE	$0.03	$0.03
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2017	2016

NET (LOSS) INCOME	$(28.2)	$87.3
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	1.7	—
Reclassification of net (income) losses on derivative instruments from other comprehensive income into net (loss) income	(.1)	2.2
Other	.1	(.5)
NET OTHER COMPREHENSIVE INCOME	1.7	1.7

COMPREHENSIVE (LOSS) INCOME	(26.5)	89.0
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2.8	(2.0)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(23.7)	$87.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

NET (LOSS) INCOME	$(97.1)	$856.6
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	7.7	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	1.1	10.1
Other	.8	(.5)
NET OTHER COMPREHENSIVE INCOME	9.6	9.0

COMPREHENSIVE (LOSS) INCOME	(87.5)	865.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	.5	(5.4)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(87.0)	$860.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$724.4	$1,159.7
Short-term investments	1,069.8	1,442.6
Accounts receivable, net	349.0	361.0
Other	318.3	316.0
Total current assets	2,461.5	3,279.3
PROPERTY AND EQUIPMENT, AT COST	13,492.6	12,992.5
Less accumulated depreciation	2,396.2	2,073.2
Property and equipment, net	11,096.4	10,919.3
OTHER ASSETS, NET	125.0	175.9
	$13,682.9	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$187.9	$145.9
Accrued liabilities and other	300.8	376.6
Current maturities of long-term debt	—	331.9
Total current liabilities	488.7	854.4
LONG-TERM DEBT	4,747.7	4,942.6
OTHER LIABILITIES	279.2	322.5
COMMITMENTS AND CONTINGENCIES
ENSCO SHAREHOLDERS' EQUITY
Class A ordinary shares, U.S. $.10 par value, 314.9 million and 310.3 million shares issued as of September 30, 2017 and December 31, 2016	31.5	31.0
Class B ordinary shares, £1 par value, 50,000 shares authorized and issued as of September 30, 2017 and December 31, 2016	.1	.1
Additional paid-in capital	6,429.8	6,402.2
Retained earnings	1,744.2	1,864.1
Accumulated other comprehensive income	28.6	19.0
Treasury shares, at cost, 11.0 million and 7.3 million shares as of September 30, 2017 and December 31, 2016	(69.0)	(65.8)
Total Ensco shareholders' equity	8,165.2	8,250.6
NONCONTROLLING INTERESTS	2.1	4.4
Total equity	8,167.3	8,255.0
	$13,682.9	$14,374.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(97.1)	$856.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation expense	325.3	335.1
Deferred income tax expense	34.5	23.6
Share-based compensation expense	31.3	28.7
Amortization of intangibles and other, net	(8.7)	(16.2)
Loss (gain) on debt extinguishment	2.6	(279.0)
Other	(.3)	(2.9)
Changes in operating assets and liabilities	(68.0)	48.9
Net cash provided by operating activities of continuing operations	219.6	994.8

INVESTING ACTIVITIES
Maturities of short-term investments	1,412.7	1,582.0
Purchases of short-term investments	(1,040.0)	(1,704.0)
Additions to property and equipment	(474.1)	(255.5)
Other	2.6	7.7
Net cash used in investing activities of continuing operations	(98.8)	(369.8)

FINANCING ACTIVITIES
Reduction of long-term borrowings	(537.0)	(862.4)
Cash dividends paid	(9.4)	(8.5)
Debt issuance costs	(5.5)	—
Proceeds from equity issuance	—	585.5
Other	(4.5)	(2.3)
Net cash used in financing activities	(556.4)	(287.7)

Net cash (used in) provided by discontinued operations	(.4)	7.4
Effect of exchange rate changes on cash and cash equivalents	.7	(.6)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(435.3)	344.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,159.7	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$724.4	$465.4

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

The financial data for the three-month and nine-month periods ended September 30, 2017 and 2016 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accounting firm. The accompanying independent registered public accounting firm's review report is not a report within the meaning of Sections 7 and 11 of the Securities Act, and the independent registered public accounting firm's liability under Section 11 does not extend to it.

Results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.  We recommend these condensed consolidated financial statements be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 and our quarterly reports on Form 10-Q filed with the SEC on April 27, 2017 and July 27, 2017.

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

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the "FASB") issued Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("Update 2017-12"), which will make more hedging strategies eligible for hedge accounting. It also amends presentation and disclosure requirements and changes how companies assess effectiveness. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that Update 2017-12 will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Update 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. We adopted Update 2016-16 on a modified retrospective basis effective January 1, 2017. As a result of modified retrospective application, we reduced prepaid taxes on intercompany transfers of property and related deferred tax liabilities resulting in the recognition of a cumulative-effect reduction in retained earnings of $14.1 million on our condensed consolidated balance sheet as of January 1, 2017. We do not expect a material impact to our 2017 operating results as a result of the adoption of Update 2016-16.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("Update 2016-09"), which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted Update 2016-09 effective January 1, 2017. Our adoption of Update 2016-09 did not result in any cumulative effect on retained earnings and no adjustments have been made to prior periods. The new standard will cause volatility in our effective tax rates primarily due to the new requirement to recognize additional tax benefits or expenses in earnings related to the vesting or settlement of employee share-based awards, rather than in additional paid-in capital, during the period in which they occur. Furthermore, forfeitures are now recorded as they occur as opposed to estimating an allowance for future forfeitures.

During 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Update 2014-09 is effective for annual and interim periods for fiscal years beginning after December 15, 2017. Subsequent to the issuance of Update 2014-09, the FASB issued several additional Accounting Standards Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP and may be adopted using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. Due to the significant interaction between Update 2014-09 and Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), we expect to adopt Update 2014-09 and Update 2016-02 concurrently with an effective date of January 1, 2018. We expect to apply the modified retrospective approach to our adoption. We are currently evaluating the effect that Update 2014-09 and Update 2016-02 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Update 2016-02, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. During our evaluation of Update 2016-02, we have concluded that our drilling contracts contain a lease component, and upon adoption, we will be required to separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Due to the significant interaction between Update 2016-02 and Update 2014-09, we expect to adopt both updates concurrently with an effective date of January 1, 2018. Adoption will result in increased disclosure of the nature of our leasing arrangements and may result in variability in our revenue recognition patterns relative to current U.S. GAAP based on the provisions in each of our drilling contracts. With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting "right of use" assets ranging from approximately $70 million to $90 million. We are currently evaluating the other impacts that Update 2016-02 and Update 2014-09 will have on our consolidated financial statements and related disclosures.

Note 2 -    Atwood Merger

On May 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atwood Oceanics, Inc. (“Atwood”) and Echo Merger Sub, LLC, our wholly-owned subsidiary, and on October 6, 2017 (the "Merger Date"), we completed our acquisition of Atwood pursuant to the Merger Agreement (the “Merger”). Atwood’s financial results will be included in our consolidated results beginning on the Merger Date.

The Merger is expected to strengthen our position as the leader in offshore drilling across a wide range of water depths around the world. The Merger significantly enhances the capabilities of our rig fleet and improves our ability to meet future customer demand with the highest-specification assets.

Consideration

    As a result of the Merger, Atwood shareholders received 1.60 Ensco Class A Ordinary shares for each share of Atwood common stock, representing a value of $9.33 per share of Atwood common stock based on a closing price of $5.83 per Class A ordinary share on October 5, 2017, the last trading day before the Merger Date. Total consideration delivered in the Merger consisted of 134.1 million Class A ordinary shares with an aggregate value of $782.0 million.

Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed in the Merger will be recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. When the fair value of the net assets acquired exceeds the consideration transferred in an acquisition, the difference is recorded as a bargain purchase gain in the period in which the transaction occurs. We have not finalized the fair values of assets acquired and liabilities assumed; therefore, the fair value estimates set forth below are subject to adjustment during a one year measurement period subsequent to the Merger Date. The estimated fair values of certain assets and liabilities including inventory, long-lived assets and contingencies require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Merger Date and are as follows (in millions):

Estimated Fair Value
Assets:
Cash and cash equivalents(1)	$445.4
Accounts receivable(2)	59.4
Other current assets	115.9
Property and equipment	1,776.1
Other assets	26.0
Liabilities:
Debt(1)	1,305.9
Other liabilities	167.1
Net assets acquired	949.8
Less: merger consideration	(782.0)
Bargain purchase gain	$167.8

(1) Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.

(2) Gross contractual amounts receivable totaled $61.8 million as of the Merger Date.

Bargain Purchase Gain

The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in a bargain purchase gain primarily due to depressed offshore drilling company valuations. Market capitalizations across the offshore drilling industry have declined significantly since mid-2014 due to the decline in commodity prices and the related imbalance of supply and demand for drilling rigs. The resulting bargain purchase gain was further driven by the decline in our share price from $6.70 to $5.83 between the last trading day prior to the announcement of the Merger and the Merger Date. The estimated gain will be reflected in other, net, in our consolidated statement of operations during the fourth quarter.

Merger-Related Costs

Merger-related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional or consulting fees totaling $3.8 million and $8.0 million during the three-month and nine-month periods ended September 30, 2017, respectively. These costs were included in general and administrative expense in our condensed consolidated statements of operations. Upon closing of the Merger, we incurred additional Merger-related costs of $11.8 million.

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results present consolidated information as if the Merger was completed on January 1, 2016. The pro forma results include, among others, (i) the amortization associated with acquired intangible assets and liabilities, (ii) a reduction in depreciation expense for adjustments to property and equipment and (iii) a reduction to interest expense resulting from the retirement of Atwood's revolving credit facility and 6.50% senior notes due 2020. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the Merger.

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$561.2	$732.2	$1,769.8	$2,960.8
Net income	(14.3)	136.0	(24.0)	1,196.9
Earnings per share - basic and diluted	(0.03)	0.31	(0.06)	2.95

Note 3 -Fair Value Measurements

The following fair value hierarchy table categorizes information regarding our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Supplemental executive retirement plan assets	$30.0	$—	$—	$30.0
Derivatives, net	—	6.0	—	6.0
Total financial assets	$30.0	$6.0	$—	$36.0

As of December 31, 2016
Supplemental executive retirement plan assets	$27.7	$—	$—	$27.7
Total financial assets	$27.7	$—	$—	$27.7
Derivatives, net	$—	$(8.8)	$—	$(8.8)
Total financial liabilities	$—	$(8.8)	$—	$(8.8)

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

Other Financial Instruments

The carrying values and estimated fair values of our long-term debt instruments were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.50% Senior notes due 2019	$253.7	$252.3	$480.2	$485.0
6.875% Senior notes due 2020	480.3	465.2	735.9	727.5
4.70% Senior notes due 2021	266.9	264.6	674.4	658.9
3.00% Exchangeable senior notes due 2024(1)	628.2	726.8	604.3	874.7
4.50% Senior notes due 2024	619.1	520.2	618.6	536.0
8.00% Senior notes due 2024	338.2	330.2	—	—
5.20% Senior notes due 2025	663.4	564.0	662.8	582.3
7.20% Debentures due 2027	149.2	139.2	149.2	138.7
7.875% Senior notes due 2040	377.1	256.6	378.3	270.6
5.75% Senior notes due 2044	971.6	731.9	970.8	728.0
Total	$4,747.7	$4,251.0	$5,274.5	$5,001.7

(1)
Our exchangeable senior notes due 2024 (the "2024 Convertible Notes") were issued with a conversion feature. The 2024 Convertible Notes were separated into their liability and equity components on our condensed consolidated balance sheet. The equity component was initially recorded to additional paid-in capital and as a debt discount that will be amortized to interest expense over the life of the instrument. Excluding the unamortized discount, the carrying amount of the 2024 Convertible Notes was $833.5 million and $830.1 million as of September 30, 2017 and December 31, 2016, respectively.

The estimated fair values of our senior notes and debentures were determined using quoted market prices. The decline in the carrying value of long-term debt instruments from December 31, 2016 to September 30, 2017 is primarily due to the January 2017 debt exchange and debt repurchases as discussed in "Note 7 - Debt."

The estimated fair values of our cash and cash equivalents, short-term investments, receivables, trade payables and other liabilities approximated their carrying values as of September 30, 2017 and December 31, 2016. Our short-term investments consisted of time deposits with initial maturities in excess of three months but less than one year as of each respective balance sheet date.
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

All derivatives were recorded on our condensed consolidated balance sheets at fair value. Derivatives subject to legally enforceable master netting agreements were not offset in our condensed consolidated balance sheets. Accounting for the gains and losses resulting from changes in derivative fair value depends on the use of the derivative and whether it qualifies for hedge accounting.  Net assets of $6.0 million and net liabilities of $8.8 million associated with our foreign currency forward contracts were included on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.  All of our derivatives mature during the next 18 months.  See "Note 3 - Fair Value Measurements" for additional information on the fair value measurement of our derivatives.

Derivatives recorded at fair value on our condensed consolidated balance sheets consisted of the following (in millions):

	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	$6.4	$4.1	$.7	$11.4
Foreign currency forward contracts - non-current(2)	.7	.2	.1	.8
	7.1	4.3	.8	12.2

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts - current(1)	.8	.4	1.1	1.3
	.8	.4	1.1	1.3
Total	$7.9	$4.7	$1.9	$13.5

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk associated with contract drilling expenses and capital expenditures denominated in various currencies. As of September 30, 2017, we had cash flow hedges outstanding to exchange an aggregate $164.0 million for various foreign currencies, including $74.4 million for British pounds, $33.8 million for Australian dollars, $23.3 million for euros, $20.3 million for Brazilian reals and $12.2 million for other currencies.

Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our condensed consolidated statements of operations and comprehensive (loss) income were as follows (in millions):

Three Months Ended September 30, 2017 and 2016

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		(Loss) Gain Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income (Effective Portion)(1)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2017	2016	2017	2016
Interest rate lock contracts(3)	$—	$—	$(.1)	$(.1)	$—	$—
Foreign currency forward contracts(4)	1.7	—	.2	(2.1)	.3	.2
Total	$1.7	$—	$.1	$(2.2)	$.3	$.2

Nine Months Ended September 30, 2017 and 2016

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Loss Reclassified from AOCI into Income (Effective Portion)(1)		(Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)(2)
	2017	2016	2017	2016	2017	2016
Interest rate lock contracts(3)	$—	$—	$(.3)	$(.2)	$—	$—
Foreign currency forward contracts(5)	7.7	(.6)	(.8)	(9.9)	(.1)	2.1
Total	$7.7	$(.6)	$(1.1)	$(10.1)	$(.1)	$2.1

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

(4)
During the three-month period ended September 30, 2017, there were no net amounts reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the three-month period ended September 30, 2016, $2.3 million of losses were reclassified from AOCI into contract drilling expense and $200,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

(5)
During the nine-month period ended September 30, 2017, $1.4 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations. During the nine-month period ended September 30, 2016, $10.5 million of losses were reclassified from AOCI into contract drilling expense and $600,000 of gains were reclassified from AOCI into depreciation expense in our condensed consolidated statement of operations.

We have net assets and liabilities denominated in numerous foreign currencies and use various methods to manage our exposure to foreign currency exchange rate risk. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities but do not designate such derivatives as hedging instruments.  In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $137.1 million for various foreign currencies, including $94.4 million for euros, $12.3 million for British pounds, $10.1 million for Brazilian reals, $7.7 million for Australian dollars and $12.6 million for other currencies.

Net gains of $2.7 million and net losses of $400,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the three-month periods ended September 30, 2017 and 2016, respectively. Net gains of $8.9 million and $500,000 associated with our derivatives not designated as hedging instruments were included in other, net, in our condensed consolidated statements of operations for the nine-month periods ended September 30, 2017 and 2016, respectively. These gains and losses were largely offset by net foreign currency exchange gains and losses during the respective periods.

As of September 30, 2017, the estimated amount of net gains associated with derivative instruments, net of tax, that would be reclassified into earnings during the next twelve months totaled $3.3 million.
Note 5 - Noncontrolling Interests

Third parties hold a noncontrolling ownership interest in certain of our non-U.S. subsidiaries. Noncontrolling interests are classified as equity on our condensed consolidated balance sheets, and net income attributable to noncontrolling interests is presented separately in our condensed consolidated statements of operations.

(Loss) income from continuing operations attributable to Ensco for the three-month and nine-month periods ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) income from continuing operations	$(28.0)	$88.0	$(96.7)	$858.4
Loss (income) from continuing operations attributable to noncontrolling interests	2.8	(2.0)	.5	(5.4)
(Loss) income from continuing operations attributable to Ensco	$(25.2)	$86.0	$(96.2)	$853.0
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

The following table is a reconciliation of (loss) income from continuing operations attributable to Ensco shares used in our basic and diluted EPS computations for the three-month and nine-month periods ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) income from continuing operations attributable to Ensco	$(25.2)	$86.0	$(96.2)	$853.0
Income from continuing operations allocated to non-vested share awards(1)	(.1)	(1.8)	(.3)	(15.1)
(Loss) income from continuing operations attributable to Ensco shares	$(25.3)	$84.2	$(96.5)	$837.9

(1)
Losses are not allocated to non-vested share awards. Therefore, only dividends attributable to our non-vested share awards are included in the three-month and nine-month periods ended September 30, 2017.

Antidilutive share awards totaling 1.3 million and 1.2 million were excluded from the computation of diluted EPS for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

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

During each reporting period that our average share price exceeds the exchange price, an assumed number of shares required to settle the conversion obligation in excess of the principal amount will be included in our denominator for the computation of diluted EPS using the treasury stock method. Our average share price did not exceed the exchange price during the three-month or nine-month periods ended September 30, 2017.
Note 7 -Debt

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

During the first quarter, we recognized a net pre-tax loss on the Exchange Offers of $6.2 million, consisting of a loss of $3.5 million that includes the write-off of premiums on tendered debt and $2.7 million of transaction costs.

Open Market Repurchases

During the nine-month period ended September 30, 2017, we repurchased certain of our outstanding senior notes with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs. The aggregate repurchases were as follows (in millions):

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

Revolving Credit Facility

In October 2017, we amended our revolving credit facility ("Credit Facility") to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.2 billion through September 2022. The credit agreement governing our revolving credit facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Also in October, Moody's downgraded our credit rating from B1 to B2 and Standard & Poor's downgraded our credit rating from BB to B+. The Credit Facility amendment and the rating actions resulted in increases to the interest rates applicable to our borrowings. The applicable margin rates are 2.50% per annum for Base Rate advances and 3.50% per annum for LIBOR advances. In addition, our quarterly commitment fee increased as a result of the amendment and rating actions to 0.625% per annum on the undrawn portion of the $2.0 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $750 million or 10% of consolidated tangible net worth (as defined in the Credit Facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to continue paying a quarterly dividend of $0.01 per share); borrowings, if after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the Credit Facility) would exceed $150 million; and entering into certain transactions with affiliates.

The Credit Facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of our Credit Facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250 million and there are no amounts outstanding under the Credit Facility.

As of September 30, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2017 and December 31, 2016.

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
Note 8 -Shareholders' Equity

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

On October 5, 2017 in conjunction with the approval of the Merger, our shareholders authorized an increase in our allotment to reflect our expected enlarged share capital immediately following the completion of the Merger. As a result of the authorization, our share allotment increased to 146.1 million Class A ordinary shares (or 292.2 million Class A ordinary shares in connection with an offer by way of a rights issue or other similar issue).

In connection with the Merger on October 6, 2017, we issued 134.1 million Ensco Class A ordinary shares to Atwood shareholders.
Note 9 -Income Taxes

We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in our estimated annual effective tax rate, the historical method utilized would not provide a reliable estimate of income taxes for the three-month and nine-month periods ended September 30, 2017. We used a discrete effective tax rate method to calculate income taxes for the three-month and nine-month periods ended September 30, 2017. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Discrete income tax expense for the three-month period ended September 30, 2017 was $3.2 million and resulted primarily from a rig sale and resolutions of prior year tax matters. Discrete income tax expense for the nine-month period ended September 30, 2017 was $13.0 million and resulted primarily from the Exchange Offers and debt repurchases, rig sales, a restructuring transaction, settlement of a previously disclosed legal contingency, the effective settlement of a liability for unrecognized tax benefits associated with a tax position taken in prior years and other resolutions of prior year tax matters.

Our consolidated effective income tax rate for the three-month and nine-month periods ended September 30, 2016, excluding the impact of discrete tax items, was 6.0% and 21.9%, respectively. Net discrete income tax benefits for the three-month and nine-month periods ended September 30, 2016 of $6.0 million and $1.6 million, respectively, were primarily attributable to the gain on debt extinguishment, changes in liabilities for unrecognized tax benefits associated with tax positions taken in prior years and other resolutions of prior year matters. Discrete tax items for the nine-month period ended September 30, 2016 also resulted from restructuring transactions involving certain of our subsidiaries.
Note 10 -     Contingencies

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

We commenced a compliance review in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the U.S. Department of Justice ("DOJ"), respectively, to advise them of this matter and of our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. We extended our tolling agreement with the SEC for 12 months until March 2018.

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

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "DSA Dispute" below for additional information.

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We are cooperating with the Office of the Attorney General and have provided documents in response to their request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date, as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of September 30, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

Customer Dispute

A customer filed a lawsuit in Texas federal court against one of our subsidiaries claiming damages based on allegations that our subsidiary breached and was negligent in the performance of a drilling contract during the period beginning in mid-2011 through May 2012. The customer's court documents alleged damages totaling approximately $40 million. During the second quarter, we settled the lawsuit and agreed to pay the customer $9.8 million, which was recognized in contract drilling expense in our condensed consolidated statements of operations for the nine-month period ended September 30, 2017.

Atwood Merger

On June 23, 2017, a putative class action captioned Bernard Stern v. Atwood Oceanics, Inc., et al, was filed in the U.S. District Court for the Southern District of Texas against Atwood, Atwood’s directors, Ensco and Merger Sub. The Stern complaint generally alleges that Atwood and the Atwood directors disseminated a false or misleading registration statement on Form S-4 (the “Registration Statement”) on June 16, 2017, which omitted material information regarding the proposed Merger, in violation of Section 14(a) of the Exchange Act. Specifically, the Stern complaint alleges that Atwood and the Atwood directors omitted material information regarding the parties’ financial projections, the analysis performed by Atwood’s financial advisor, Goldman Sachs & Co. LLC (“Goldman Sachs”), in support of its fairness opinion, the timing and nature of communications regarding post-transaction employment of Atwood's directors and officers, potential conflicts of interest of Goldman Sachs, and whether there were further discussions with another potential acquirer of Atwood following the May 30, 2017 announcement of the Merger. The Stern complaint further alleges that the Atwood directors, Ensco and Merger Sub are liable for these violations as “control persons” of Atwood under Section 20(a) of the Exchange Act. With respect to Ensco, the Stern complaint alleges that Ensco had direct supervisory control over the composition of the Registration Statement. The Stern complaint seeks injunctive relief, including to enjoin the Merger, rescissory damages, and an award of attorneys’ fees in addition to other relief.

On June 27, 2017, June 29, 2017 and June 30, 2017, additional putative class actions captioned Joseph Composto v. Atwood Oceanics, Inc., et al, Booth Family Trust v. Atwood Oceanics, Inc., et al and Mary Carter v. Atwood Oceanics, Inc.et al, respectively, were filed in the U.S. District Court for the Southern District of Texas against Atwood and Atwood’s directors. These actions allege violations of Sections 14(a) and 20(a) of the Exchange Act by Atwood and Atwood’s directors similar to those alleged in the Stern complaint; however, neither Ensco plc nor Merger Sub is named as a defendant in these actions. On October 2, 2017, the actions were consolidated and the Stern matter was designated as the lead case. The plaintiffs subsequently voluntarily dismissed the actions.

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

In the ordinary course of business with customers and others, we have entered into letters of credit and surety bonds to guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Letters of credit and surety bonds outstanding as of September 30, 2017 totaled $83.5 million and were issued under facilities provided by various banks and other financial institutions. Obligations under these letters of credit and surety bonds are not normally called as we typically comply with the underlying performance requirement. As of September 30, 2017, we were not required to make collateral deposits with respect to these agreements.
Note 11 -Segment Information

Our business consists of three operating segments: (1) Floaters, which includes our drillships and semisubmersible rigs, (2) Jackups and (3) Other, which consists of management services on rigs owned by third-parties. Our two reportable segments, Floaters and Jackups, provide one service, contract drilling.

Segment information for the three-month and nine-month periods ended 2017 and 2016 is presented below (in millions). General and administrative expense and depreciation expense incurred by our corporate office are not allocated to our operating segments for purposes of measuring segment operating income and are included in "Reconciling Items." We measure segment assets as property and equipment.

Three Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$291.9	$153.1	$15.2	$460.2	$—	$460.2
Operating expenses
Contract drilling (exclusive of depreciation)	139.1	132.9	13.8	285.8	—	285.8
Depreciation	72.7	31.6	—	104.3	3.9	108.2
General and administrative	—	—	—	—	30.4	30.4
Operating income (loss)	$80.1	$(11.4)	$1.4	$70.1	$(34.3)	$35.8
Property and equipment, net	$8,545.5	$2,502.4	$—	$11,047.9	$48.5	$11,096.4

Three Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$319.3	$213.8	$15.1	$548.2	$—	$548.2
Operating expenses
Contract drilling (exclusive of depreciation)	153.7	133.2	11.2	298.1	—	298.1
Depreciation	72.9	32.1	—	105.0	4.4	109.4
General and administrative	—	—	—	—	25.3	25.3
Operating income	$92.7	$48.5	$3.9	$145.1	$(29.7)	$115.4
Property and equipment, net	$8,360.4	$2,537.9	$—	$10,898.3	$61.4	$10,959.7

Nine Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$840.7	$503.8	$44.3	$1,388.8	$—	$1,388.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.1	383.8	40.3	855.2	—	855.2
Depreciation	217.5	95.3	—	312.8	12.5	325.3
General and administrative	—	—	—	—	86.9	86.9
Operating income	$192.1	$24.7	$4.0	$220.8	$(99.4)	$121.4
Property and equipment, net	$8,545.5	$2,502.4	$—	$11,047.9	$48.5	$11,096.4

Nine Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,468.3	$743.0	$60.5	$2,271.8	$—	$2,271.8
Operating expenses
Contract drilling (exclusive of depreciation)	573.6	390.0	48.4	1,012.0	—	1,012.0
Depreciation	231.0	90.8	—	321.8	13.3	335.1
General and administrative	—	—	—	—	76.1	76.1
Operating income	$663.7	$262.2	$12.1	$938.0	$(89.4)	$848.6
Property and equipment, net	$8,360.4	$2,537.9	$—	$10,898.3	$61.4	$10,959.7

Information about Geographic Areas

As of September 30, 2017, the geographic distribution of our drilling rigs by reportable segment was as follows:

	Floaters	Jackups	Total(1)
North & South America	8	6	14
Europe & Mediterranean	4	10	14
Middle East & Africa	3	11	14
Asia & Pacific Rim	5	5	10
Asia & Pacific Rim (under construction)	—	1	1
Held-for-sale	1	—	1
Total	21	33	54

(1)	We provide management services on two rigs owned by third-parties not included in the table above.

Note 12 -Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Trade	$338.6	$358.4
Other	31.2	24.5
	369.8	382.9
Allowance for doubtful accounts	(20.8)	(21.9)
	$349.0	$361.0

Other current assets consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Inventory	$219.7	$225.2
Prepaid taxes	35.8	30.7
Deferred costs	31.4	32.4
Prepaid expenses	14.1	7.9
Other	17.3	19.8
	$318.3	$316.0

Other assets, net, consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Deferred tax assets	$54.7	$69.3
Deferred costs	30.8	35.7
Supplemental executive retirement plan assets	30.0	27.7
Prepaid taxes on intercompany transfers of property	—	33.0
Other	9.5	10.2
	$125.0	$175.9

Accrued liabilities and other consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Personnel costs	$95.2	$124.0
Deferred revenue	88.0	116.7
Accrued interest	70.6	71.7
Taxes	36.9	40.7
Derivative liabilities	1.8	12.7
Other	8.3	10.8
	$300.8	$376.6

Other liabilities consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Unrecognized tax benefits (inclusive of interest and penalties)	$144.2	$142.9
Deferred revenue	65.5	120.9
Supplemental executive retirement plan liabilities	31.2	28.9
Personnel costs	14.9	13.5
Other	23.4	16.3
	$279.2	$322.5

Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Derivative instruments	$22.4	$13.6
Currency translation adjustment	7.8	7.6
Other	(1.6)	(2.2)
	$28.6	$19.0

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

We mitigate our credit risk relating to derivative counterparties through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events or set-off provisions.  Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.  See "Note 4 - Derivative Instruments" for additional information on our derivatives.

Consolidated revenues by customer for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total(1)	24%	23%	23%	16%
BP (2)	15%	13%	15%	12%
Petrobras(1)	11%	9%	11%	11%
ConocoPhillips(3)	3%	2%	2%	12%
Other	47%	53%	49%	49%
	100%	100%	100%	100%

(1)	During the three-month and nine-month periods ended September 30, 2017 and 2016, all revenues were attributable to our Floater segment.

(2)
During the three-month periods ended September 30, 2017 and 2016, 78% and 73% of the revenues provided by BP, respectively, were attributable to our Floaters segment and no revenue was attributable to our Jackups segment. During the nine-month periods ended September 30, 2017 and 2016, 78% and 75% of the revenues provided by BP, respectively, were attributable to our Floaters segment and no revenue was attributable to our Jackups segment.

(3)
During the nine-month period ended September 30, 2016, excluding the impact of the lump-sum termination payment of $185.0 million for ENSCO DS-9, revenues from ConocoPhillips represented 3% of our consolidated revenues.

Consolidated revenues by region for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Angola(1)	$118.9	$142.7	$356.5	$411.3
Egypt(2)	53.8	50.5	160.4	87.0
Brazil(2)	51.1	48.6	147.6	251.3
United Kingdom(3)	49.1	60.5	117.0	204.0
Australia(4)	48.7	44.6	158.6	169.4
U.S. Gulf of Mexico(5)(6)	34.9	33.6	112.2	498.3
Other	103.7	167.7	336.5	650.5
	$460.2	$548.2	$1,388.8	$2,271.8

(1)
During the three-month periods ended September 30, 2017 and 2016, 85% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment. During the nine-month periods ended September 30, 2017 and 2016, 86% and 87% of the revenues earned in Angola, respectively, were attributable to our Floaters segment.

(2)	During the three-month and nine-month periods ended September 30, 2017 and 2016, all revenues were attributable to our Floaters segment.

(3)	During the three-month and nine-month periods ended September 30, 2017 and 2016, all revenues were attributable to our Jackups segment.

(4)
During the three-month and nine-month periods ended September 30, 2017, 92% and 83% of the revenues earned in Australia were attributable to our Floaters segment. For the three-month and nine-month periods ended September 30, 2016, all revenues were attributable to our Floaters segment.

(5)
During the three-month periods ended September 30, 2017 and 2016, 21% and 41% of the revenues earned, respectively, were attributable to our Floaters segment and 35% and 14% of the revenues earned, respectively, were attributable to our Jackups segment. During the nine-month period ended September 30, 2017 and 2016, 24% and 86% of the revenues earned, respectively, were attributable to our Floaters segment and 37% and 5% earned, respectively, were attributable to our Jackups segment.

(6)
Revenue recognized during the nine-month period ended September 30, 2016 related to the U.S. Gulf of Mexico included termination fees totaling $205.0 million as discussed in "Note 1 - Unaudited Condensed Consolidated Financial Statements." ENSCO DS-9 termination revenues were attributed to the U.S. Gulf of Mexico as the related drilling contract was intended for operations in that region.

Note 13 -Guarantee of Registered Securities

In connection with the Pride acquisition, Ensco plc and Pride entered into a supplemental indenture to the indenture dated July 1, 2004 between Pride and New York Mellon, as indenture trustee, providing for, among other matters, the full and unconditional guarantee by Ensco plc of Pride's 8.5% unsecured senior notes due 2019, 6.875% unsecured senior notes due 2020 and 7.875% unsecured senior notes due 2040, which had an aggregate outstanding principal balance of $1.0 billion as of September 30, 2017. The Ensco plc guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the note holders.

Ensco plc is also a full and unconditional guarantor of the 7.2% debentures due 2027 issued by ENSCO International Incorporated, a wholly-owned subsidiary of Ensco plc, during 1997, which had an aggregate outstanding principal balance of $150.0 million as of September 30, 2017.

Pride International LLC (formerly Pride International, Inc.) and Ensco International Incorporated are 100% owned subsidiaries of Ensco plc. All guarantees are unsecured obligations of Ensco plc ranking equal in right of payment with all of its existing and future unsecured and unsubordinated indebtedness.

The following tables present the unaudited condensed consolidating statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2016; the unaudited condensed consolidating statements of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2017 and 2016; the condensed consolidating balance sheets as of September 30, 2017 (unaudited) and December 31, 2016; and the unaudited condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, in accordance with Rule 3-10 of Regulation S-X.

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$13.0	$47.2	$—	$490.1	$(90.1)	$460.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	11.3	43.0	—	321.6	(90.1)	285.8
Depreciation	—	4.0	—	104.2	—	108.2
General and administrative	10.3	5.1	—	15.0	—	30.4
OPERATING (LOSS) INCOME	(8.6)	(4.9)	—	49.3	—	35.8
OTHER INCOME (EXPENSE), NET	3.4	(28.0)	(17.4)	(1.0)	2.6	(40.4)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.2)	(32.9)	(17.4)	48.3	2.6	(4.6)
INCOME TAX PROVISION	—	11.6	—	11.8	—	23.4
DISCONTINUED OPERATIONS, NET	—	—	—	(.2)	—	(.2)
EQUITY (LOSSES) EARNINGS IN AFFILIATES, NET OF TAX	(20.2)	29.9	23.2	—	(32.9)	—
NET (LOSS) INCOME	(25.4)	(14.6)	5.8	36.3	(30.3)	(28.2)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.4)	$(14.6)	$5.8	$39.1	$(30.3)	$(25.4)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended September 30, 2016 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$6.7	$36.1	$—	$581.0	$(75.6)	$548.2
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	6.7	36.5	—	330.5	(75.6)	298.1
Depreciation	—	4.2	—	105.2	—	109.4
General and administrative	9.1	.1	—	16.1	—	25.3
OPERATING (LOSS) INCOME	(9.1)	(4.7)	—	129.2	—	115.4
OTHER INCOME (EXPENSE), NET	6.9	(32.5)	(18.9)	7.8	5.8	(30.9)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.2)	(37.2)	(18.9)	137.0	5.8	84.5
INCOME TAX PROVISION	—	(3.5)	(.6)	.6	—	(3.5)
DISCONTINUED OPERATIONS, NET	—	—	—	(.7)	—	(.7)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	87.5	60.2	23.2	—	(170.9)	—
NET INCOME	85.3	26.5	4.9	135.7	(165.1)	87.3
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(2.0)	—	(2.0)
NET INCOME ATTRIBUTABLE TO ENSCO	$85.3	$26.5	$4.9	$133.7	$(165.1)	$85.3

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$38.5	$137.1	$—	$1,477.3	$(264.1)	$1,388.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	33.7	126.4	—	959.2	(264.1)	855.2
Depreciation	—	12.5	—	312.8	—	325.3
General and administrative	33.9	9.4	—	43.6	—	86.9
OPERATING (LOSS) INCOME	(29.1)	(11.2)	—	161.7	—	121.4
OTHER EXPENSE, NET	(10.2)	(86.2)	(53.0)	(13.6)	11.7	(151.3)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(39.3)	(97.4)	(53.0)	148.1	11.7	(29.9)
INCOME TAX PROVISION	—	30.5	—	36.3	—	66.8
DISCONTINUED OPERATIONS, NET	—	—	—	(.4)	—	(.4)
EQUITY (LOSSES) EARNINGS IN AFFILIATES, NET OF TAX	(57.3)	113.5	69.4	—	(125.6)	—
NET (LOSS) INCOME	(96.6)	(14.4)	16.4	111.4	(113.9)	(97.1)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
NET (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(96.6)	$(14.4)	$16.4	$111.9	$(113.9)	$(96.6)

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2016 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING REVENUES	$21.5	$108.2	$—	$2,361.7	$(219.6)	$2,271.8
OPERATING EXPENSES
Contract drilling (exclusive of depreciation)	20.6	108.6	—	1,102.4	(219.6)	1,012.0
Depreciation	—	12.9	—	322.2	—	335.1
General and administrative	25.8	.2	—	50.1	—	76.1
OPERATING (LOSS) INCOME	(24.9)	(13.5)	—	887.0	—	848.6
OTHER INCOME (EXPENSE), NET	145.9	(39.2)	(56.8)	(1.2)	65.7	114.4
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	121.0	(52.7)	(56.8)	885.8	65.7	963.0
INCOME TAX PROVISION	—	11.9	(.6)	93.3	—	104.6
DISCONTINUED OPERATIONS, NET	—	—	—	(1.8)	—	(1.8)
EQUITY EARNINGS IN AFFILIATES, NET OF TAX	730.2	113.7	87.0	—	(930.9)	—
NET INCOME	851.2	49.1	30.8	790.7	(865.2)	856.6
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.4)	—	(5.4)
NET INCOME ATTRIBUTABLE TO ENSCO	$851.2	$49.1	$30.8	$785.3	$(865.2)	$851.2

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET (LOSS) INCOME	$(25.4)	$(14.6)	$5.8	$36.3	$(30.3)	$(28.2)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	1.7	—	—	—	1.7
Reclassification of net income on derivative instruments from other comprehensive income into net (loss) income	—	(.1)	—	—	—	(.1)
Other	—	—	—	.1	—	.1
NET OTHER COMPREHENSIVE INCOME	—	1.6	—	.1	—	1.7
COMPREHENSIVE (LOSS) INCOME	(25.4)	(13.0)	5.8	36.4	(30.3)	(26.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2.8	—	2.8
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(25.4)	$(13.0)	$5.8	$39.2	$(30.3)	$(23.7)

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

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2017
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET (LOSS) INCOME	$(96.6)	$(14.4)	$16.4	$111.4	$(113.9)	$(97.1)
OTHER COMPREHENSIVE INCOME, NET
Net change in derivative fair value	—	7.7	—	—	—	7.7
Reclassification of net losses on derivative instruments from other comprehensive income into net (loss) income	—	1.1	—	—	—	1.1
Other	—	—	—	.8		.8
NET OTHER COMPREHENSIVE INCOME	—	8.8	—	.8	—	9.6
COMPREHENSIVE (LOSS) INCOME	(96.6)	(5.6)	16.4	112.2	(113.9)	(87.5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	.5	—	.5
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSCO	$(96.6)	$(5.6)	$16.4	$112.7	$(113.9)	$(87.0)

ENSCO PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2016
(In millions)
(Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total

NET INCOME	$851.2	$49.1	$30.8	$790.7	$(865.2)	$856.6
OTHER COMPREHENSIVE INCOME (LOSS), NET
Net change in derivative fair value	—	(.6)	—	—	—	(.6)
Reclassification of net losses on derivative instruments from other comprehensive income into net income	—	10.1	—	—	—	10.1
Other	—	—	—	(.5)	—	(.5)
NET OTHER COMPREHENSIVE INCOME (LOSS)	—	9.5	—	(.5)	—	9.0
COMPREHENSIVE INCOME	851.2	58.6	30.8	790.2	(865.2)	865.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(5.4)	—	(5.4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSCO	$851.2	$58.6	$30.8	$784.8	$(865.2)	$860.2

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS September 30, 2017 (In millions) (Unaudited)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$516.0	$—	$20.5	$187.9	$—	$724.4
Short-term investments	1,065.0	—	—	4.8	—	1,069.8
Accounts receivable, net	12.2	.4	(.1)	336.5	—	349.0
Accounts receivable from affiliates	410.8	173.6	—	112.2	(696.6)	—
Other	.3	14.8	—	303.2	—	318.3
Total current assets	2,004.3	188.8	20.4	944.6	(696.6)	2,461.5
PROPERTY AND EQUIPMENT, AT COST	1.8	124.0	—	13,366.8	—	13,492.6
Less accumulated depreciation	1.8	76.3	—	2,318.1	—	2,396.2
Property and equipment, net	—	47.7	—	11,048.7	—	11,096.4
DUE FROM AFFILIATES	1,977.8	2,803.9	321.0	4,012.7	(9,115.4)	—
INVESTMENTS IN AFFILIATES	8,521.4	3,575.8	1,130.7	—	(13,227.9)	—
OTHER ASSETS, NET	—	40.7	—	175.5	(91.2)	125.0
	$12,503.5	$6,656.9	$1,472.1	$16,181.5	$(23,131.1)	$13,682.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$54.6	$42.8	$13.1	$378.2	$—	$488.7
Accounts payable to affiliates	45.0	171.3	10.3	470.0	(696.6)	$—
Total current liabilities	99.6	214.1	23.4	848.2	(696.6)	488.7
DUE TO AFFILIATES	1,396.0	3,666.9	930.4	3,122.1	(9,115.4)	—
LONG-TERM DEBT	2,840.6	149.2	1,111.1	646.8	—	4,747.7
OTHER LIABILITIES	—	10.4	—	360.0	(91.2)	279.2
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,167.3	2,616.3	(592.8)	11,202.3	(13,227.9)	8,165.2
NONCONTROLLING INTERESTS	—	—	—	2.1	—	2.1
Total equity (deficit)	8,167.3	2,616.3	(592.8)	11,204.4	(13,227.9)	8,167.3
	$12,503.5	$6,656.9	$1,472.1	$16,181.5	$(23,131.1)	$13,682.9

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2016 (In millions)

	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-Guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.6	$—	$19.8	$247.3	$—	$1,159.7
Short-term investments	1,165.1	5.5	—	272.0	—	$1,442.6
Accounts receivable, net	6.8	—	—	354.2	—	361.0
Accounts receivable from affiliates	486.5	251.2	—	152.2	(889.9)	—
Other	.1	6.8	—	309.1	—	316.0
Total current assets	2,551.1	263.5	19.8	1,334.8	(889.9)	3,279.3
PROPERTY AND EQUIPMENT, AT COST	1.8	121.0	—	12,869.7	—	12,992.5
Less accumulated depreciation	1.8	63.8	—	2,007.6	—	2,073.2
Property and equipment, net	—	57.2	—	10,862.1	—	10,919.3
DUE FROM AFFILIATES	1,512.2	4,513.8	1,978.8	7,234.4	(15,239.2)	—
INVESTMENTS IN AFFILIATES	8,557.7	3,462.3	1,061.3	—	(13,081.3)	—
OTHER ASSETS, NET	—	81.5	—	181.1	(86.7)	175.9
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44.1	$45.2	$28.3	$404.9	$—	$522.5
Accounts payable to affiliates	38.8	208.4	5.9	636.8	(889.9)	—
Current maturities of long-term debt	187.1	—	144.8	—	—	331.9
Total current liabilities	270.0	253.6	179.0	1,041.7	(889.9)	854.4
DUE TO AFFILIATES	1,375.8	5,367.6	2,040.7	6,455.1	(15,239.2)	—
LONG-TERM DEBT	2,720.2	149.2	1,449.5	623.7	—	4,942.6
OTHER LIABILITIES	—	2.9	—	406.3	(86.7)	322.5
ENSCO SHAREHOLDERS' EQUITY (DEFICIT)	8,255.0	2,605.0	(609.3)	11,081.2	(13,081.3)	8,250.6
NONCONTROLLING INTERESTS	—	—	—	4.4	—	4.4
Total equity (deficit)	8,255.0	2,605.0	(609.3)	11,085.6	(13,081.3)	8,255.0
	$12,621.0	$8,378.3	$3,059.9	$19,612.4	$(29,297.1)	$14,374.5

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2017 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities of continuing operations	$(17.3)	$(68.4)	$(84.9)	$390.2	$—	$219.6
INVESTING ACTIVITIES
Maturities of short-term investments	1,123.1	5.5	—	284.1	—	1,412.7
Purchases of short-term investments	(1,023.0)	—	—	(17.0)	—	(1,040.0)
Additions to property and equipment	—	—	—	(474.1)	—	(474.1)
Purchase of affiliate debt	(316.3)	—	—	—	316.3	—
Other	—	—	—	2.6	—	2.6
Net cash used in investing activities of continuing operations	(216.2)	5.5	—	(204.4)	316.3	(98.8)
FINANCING ACTIVITIES
Reduction of long-term borrowings	(220.7)	—	—	—	(316.3)	(537.0)
Cash dividends paid	(9.4)	—	—	—	—	(9.4)
Debt financing costs	(5.5)	—	—	—	—	(5.5)
Advances from (to) affiliates	95.1	62.9	85.6	(243.6)	—	—
Other	(2.6)	—	—	(1.9)	—	(4.5)
Net cash (used in) provided by financing activities	(143.1)	62.9	85.6	(245.5)	(316.3)	(556.4)
Net cash used in discontinued operations	—	—	—	(.4)	—	(.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	.7	—	.7
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(376.6)	—	.7	(59.4)	—	(435.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	892.6	—	19.8	247.3	—	1,159.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$516.0	$—	$20.5	$187.9	$—	$724.4

ENSCO PLC AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2016 (In millions) (Unaudited)
	Ensco plc	ENSCO International Incorporated	Pride International LLC	Other Non-guarantor Subsidiaries of Ensco	Consolidating Adjustments	Total
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities of continuing operations	$150.4	$(23.6)	$(95.3)	$963.3	$—	$994.8
INVESTING ACTIVITIES
Maturities of short-term investments	1,582.0	—	—	—	—	1,582.0
Purchases of short-term investments	(1,282.0)	—	—	(422.0)	—	(1,704.0)
Additions to property and equipment	—	—	—	(255.5)	—	(255.5)
Purchase of affiliate debt	(237.9)	—	—	—	237.9	—
Other	—	—	—	7.7	—	7.7
Net cash provided by (used in) investing activities of continuing operations	62.1	—	—	(669.8)	237.9	(369.8)
FINANCING ACTIVITIES
Proceeds from equity issuance	585.5	—	—	—	—	585.5
Reduction of long-term borrowings	(862.4)	—	—	237.9	(237.9)	(862.4)
Cash dividends paid	(8.5)	—	—	—	—	(8.5)
Advances from (to) affiliates	156.1	23.6	114.1	(293.8)	—	—
Other	(2.0)	—	—	(0.3)	—	(2.3)
Net cash (used in) provided by financing activities	(131.3)	23.6	114.1	(56.2)	(237.9)	(287.7)
Net cash provided by discontinued operations	—	—	—	7.4	—	7.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(.6)	—	(.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	81.2	—	18.8	244.1	—	344.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94.0	—	2.0	25.3	—	121.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$175.2	$—	$20.8	$269.4	$—	$465.4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

EXECUTIVE SUMMARY

Our Business

We are one of the leading providers of offshore contract drilling services to the international oil and gas industry. On October 6, 2017, we acquired Atwood Oceanics, Inc. ("Atwood") to further strengthen our position as a leader in offshore drilling across a wide range of water depths around the world. Following the acquisition, we own and operate an offshore drilling rig fleet of 62 rigs, with drilling operations in most of the strategic markets around the globe. We also have three rigs under construction. Our rig fleet consists of 12 drillships, 11 dynamically positioned semisubmersible rigs, four moored semisubmersible rigs and 38 jackup rigs. Our offshore rig fleet is one of the world's largest amongst competitive rigs, including one of the newest ultra-deepwater fleets in the industry and a leading premium jackup fleet.

One of our older, less capable rigs is marketed for sale as part of our fleet high-grading strategy and classified as held-for-sale.

Our Industry

Oil prices have rebounded significantly off the 12-year lows experienced during 2016 and have generally stabilized and ranged from around $45 to around $55 per barrel since late last year. We expect market conditions to remain challenging as current contracts expire and new contracts are executed at lower rates. While commodity prices have improved, they have not yet improved to a level that supports increased rig demand sufficient to absorb existing supply and improve pricing power. We believe the current market dynamics will not change until we see a further sustained recovery in commodity prices and/or reduction in rig supply.

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

Atwood Merger

On May 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Atwood and Echo Merger Sub, LLC, our wholly-owned subsidiary, and on October 6, 2017 (the "Merger Date"), we completed our acquisition of Atwood pursuant to the Merger Agreement (the “Merger”).

The Merger is expected to strengthen our position as the leader in offshore drilling across a wide range of water depths around the world. The Merger significantly enhances the capabilities of our rig fleet and improves our ability to meet future customer demand with the highest-specification assets.

As a result of the Merger, Atwood shareholders received 1.60 Ensco Class A Ordinary shares for each share of Atwood common stock, representing a value of $9.33 per share of Atwood common stock based on a closing price of $5.83 per Class A ordinary share on October 5, 2017, the last trading day before the Merger Date. Total consideration delivered in the Merger consisted of 134.1 million Class A ordinary shares with an aggregate value of $782.0 million. The estimated fair values assigned to assets acquired net of liabilities assumed exceeded the consideration transferred, resulting in an estimated bargain purchase gain of $167.8 million that will be recognized during the fourth quarter.

Liquidity Position

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. Based on our balance sheet, our contractual backlog and $2.0 billion available under our amended revolving credit facility ("Credit Facility"), we expect to fund our short-term and long-term liquidity needs, including contractual obligations and anticipated capital expenditures, as well as working capital requirements, from cash and cash equivalents, short-term investments, operating cash flows, and, if necessary, funds borrowed under our revolving credit facility or other future financing arrangements. We remain focused on our liquidity and, throughout the market downturn, have executed several transactions to significantly improve our financial position.

Cash and Debt

As of September 30, 2017, we had $4.7 billion in total debt outstanding, representing approximately 36.8% of our total capitalization. We also had $1.8 billion in cash and short-term investments and $2.25 billion undrawn capacity under our Credit Facility.

Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion, resulting in adjusted cash and short-term investments of $926.5 million on a pro forma basis as of September 30, 2017. After adjusting total capital to reflect the $782.0 million equity consideration transferred in the Merger and the estimated $167.8 million bargain purchase gain, our total debt outstanding represented approximately 34.2% of our adjusted total capitalization on a pro forma basis as of September 30, 2017.

Upon closing of the Merger, we amended our Credit Facility to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.2 billion through September 2022. The Credit Facility, as amended, requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60%.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

During the nine-month period ended September 30, 2017, we repurchased $194.1 million aggregate principal amount of our outstanding debt for $204.5 million of cash on the open market and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

Our next debt maturity is $237.6 million during 2019, followed by $450.9 million and $269.7 million during 2020 and 2021, respectively.

Backlog

As of September 30, 2017, our backlog was $3.0 billion as compared to $3.6 billion as of December 31, 2016. Our backlog declined primarily due to revenues realized during the first nine months of the year, partially offset by new contract awards and contract extensions. Adjusted for the Merger on a pro forma basis, our backlog as of September 30, 2017 was $3.2 billion. As current contracts expire, we will likely experience declines in backlog, which will result in a decline in revenues and operating cash flows over the near-term. Contract backlog includes the impact of drilling contracts signed or terminated after each respective balance sheet date but prior to filing our annual and quarterly report on February 28, 2017 and October 26, 2017, respectively.
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

During the second quarter, we executed contracts for ENSCO DS-4 and ENSCO DS-10 for two-year and one-year terms, respectively. The contracts contain a one-year priced option for ENSCO DS-4 and five one-year priced options for ENSCO DS-10. ENSCO DS-4 began drilling operations offshore Nigeria in August 2017. As a result of the DS-10 contract award, we accelerated delivery to September 2017 and made the final milestone payment of $75.0 million, which was previously deferred into 2019. We expect ENSCO DS-10 to commence drilling operations offshore Nigeria during the first quarter of 2018.

During the third quarter, we executed a six-well contract for ENSCO DS-7, which is expected to commence in March 2018 in the Mediterranean Sea. The contract contains two two-well priced options. Additionally, we executed a one-well extension for ENSCO DS-12 (formerly Atwood Achiever) in direct continuation of its current contract.

Currently, there are approximately 45 competitive newbuild drillships and semisubmersible rigs reported to be under construction, of which approximately 25 are scheduled to be delivered by the end of 2018. Most newbuild floaters are uncontracted. Several newbuild deliveries have been delayed into future years, and we expect that more uncontracted newbuilds will be delayed or cancelled.
Drilling contractors have retired more than 90 floaters since the beginning of the downturn. Approximately 30 floaters older than 30 years of age are currently idle, and approximately 25 floaters greater than 30 years old have contracts that will expire by the end of 2018 without follow-on work. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack the majority of these rigs.
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
During the second quarter, we executed three-year contracts for ENSCO 110 and ENSCO 120 and a 400-day contract for ENSCO 102. We also executed short-term contracts and contract extensions for ENSCO 72, ENSCO 107, ENSCO 121 and ENSCO 122. In addition, we sold ENSCO 56, ENSCO 86, ENSCO 90 and ENSCO 99, which were previously classified as held-for-sale and recognized an insignificant pre-tax gain.

Also during the second quarter, we received notices of termination for convenience for the ENSCO 104 and ENSCO 71 contracts effective in May and August 2017, respectively, which were previously expected to end in January and July 2018, respectively.
During the third quarter, we executed a one-year contract extension for ENSCO 67 and short-term contracts and contract extensions for ENSCO 68, ENSCO 72, ENSCO 101 and ENSCO 115 (formerly Atwood Orca). Additionally, we sold ENSCO 52, which was previously classified as held-for-sale, and recognized an insignificant pre-tax gain. In October, we executed a short-term contract for ENSCO 75.
Currently, there are approximately 95 competitive newbuild jackup rigs reported to be under construction, of which approximately 70 are scheduled to be delivered by the end of 2018. Most newbuild jackups are uncontracted. Over the past year, some jackup orders have been cancelled, and many newbuild jackups have been delayed. We expect that additional rigs may be delayed or cancelled given limited contracting opportunities.

Drilling contractors have retired more than 30 jackups since the beginning of the downturn. Approximately 100 jackups older than 30 years of age are idle. Furthermore, approximately 60 jackups that are 30 years of age or older have contracts that expire before the end of 2018, and these rigs may be unable to find additional work. Operating costs associated with keeping these rigs idle as well as expenditures required to re-certify these aging rigs may prove cost prohibitive. Drilling contractors will likely elect to scrap or cold-stack some or all of these rigs.
RESULTS OF OPERATIONS

The following table summarizes our condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$460.2	$548.2	$1,388.8	$2,271.8
Operating expenses
Contract drilling (exclusive of depreciation)	285.8	298.1	855.2	1,012.0
Depreciation	108.2	109.4	325.3	335.1
General and administrative	30.4	25.3	86.9	76.1
Operating income	35.8	115.4	121.4	848.6
Other (expense) income, net	(40.4)	(30.9)	(151.3)	114.4
Provision for income taxes	23.4	(3.5)	66.8	104.6
(Loss) income from continuing operations	(28.0)	88.0	(96.7)	858.4
Loss from discontinued operations, net	(.2)	(.7)	(.4)	(1.8)
Net (loss) income	(28.2)	87.3	(97.1)	856.6
Net loss (income) attributable to noncontrolling interests	2.8	(2.0)	.5	(5.4)
Net (loss) income attributable to Ensco	$(25.4)	$85.3	$(96.6)	$851.2

Revenues declined $88.0 million, or 16%, for the three-month period ended September 30, 2017 as compared to the prior year quarter primarily due to lower average day rates, fewer days under contract across the fleet, lower revenues from various jackup rigs undergoing shipyard projects during the quarter and the sale of ENSCO 52.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments received during the second quarter of 2016 totaling $205.0 million, revenues declined $678.0 million, or 33%, for the nine-month period ended September 30, 2017 as compared to the prior year period. This decline was due primarily to fewer days under contract across the fleet, lower average day rates and the contract terminations and ultimate sale of ENSCO 6003 and ENSCO 6004.

Contract drilling expense declined $12.3 million, or 4%, for the three-month period ended September 30, 2017 as compared to the prior year quarter primarily due to the sale of various jackup rigs and other cost control initiatives that reduced personnel costs.

Contract drilling expense declined $156.8 million, or 15%, for the nine-month period ended September 30, 2017 as compared to the prior year period primarily due to rig stackings, the contract terminations and ultimate sale of ENSCO 6003 and ENSCO 6004, cost control initiatives that reduced personnel costs and the sale of various jackup rigs. This decline was partially offset by contract preparation costs for certain rigs.

Depreciation expense for the three-month period ended September 30, 2017 was consistent with the prior year period. Depreciation expense declined $9.8 million, or 3%, for the nine-month period ended September 30, 2017, primarily due to the extension of useful lives for certain contracted rigs.

General and administrative expenses increased by $5.1 million, or 20%, and $10.8 million, or 14%, for the three-month and nine-month periods ended September 30, 2017, respectively. The increase as compared to the prior year periods was primarily due to transaction costs related to the Merger.

Other (expense) income, net, for the nine-month period ended September 30, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange. Other (expense) income, net, for the three-month and nine-month periods ended September 30, 2016 included pre-tax gains on debt extinguishment of $18.2 million and $279.0 million, respectively.

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

Rig Counts, Utilization and Average Day Rates

The following table summarizes our offshore drilling rigs by reportable segment, rigs under construction and rigs held-for-sale as of September 30, 2017 and 2016:

	2017	2016
Floaters(1)	20	19
Jackups(2) (3)	32	35
Under construction(1)(3)	1	3
Held-for-sale(2) (4)	1	4
Total	54	61

(1)	During the third quarter of 2017, we accepted delivery of ENSCO DS-10.

(2)	During the first quarter of 2017, we classified ENSCO 56, ENSCO 86 and ENSCO 99 as held-for-sale. During the second quarter of 2017, we classified ENSCO 52 as held-for-sale.

(3)	During the fourth quarter of 2016, we accepted delivery of ENSCO 141.

(4)
During the fourth quarter of 2016, we sold ENSCO 53 and ENSCO 94. During the second quarter of 2017, we sold ENSCO 56, ENSCO 86, ENSCO 90 and ENSCO 99. During the third quarter of 2017, we sold ENSCO 52.

The following table summarizes our rig utilization and average day rates by reportable segment for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rig Utilization(1)
Floaters	46%	48%	45%	57%
Jackups	60%	55%	63%	61%
Total	55%	53%	56%	60%
Average Day Rates(2)
Floaters	$334,218	$353,187	$336,445	$360,073
Jackups	88,272	109,379	87,711	113,378
Total	$165,623	$183,537	$159,158	$196,640

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

Three Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$291.9	$153.1	$15.2	$460.2	$—	$460.2
Operating expenses
Contract drilling (exclusive of depreciation)	139.1	132.9	13.8	285.8	—	285.8
Depreciation	72.7	31.6	—	104.3	3.9	108.2
General and administrative	—	—	—	—	30.4	30.4
Operating income (loss)	$80.1	$(11.4)	$1.4	$70.1	$(34.3)	$35.8

Three Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$319.3	$213.8	$15.1	$548.2	$—	$548.2
Operating expenses
Contract drilling (exclusive of depreciation)	153.7	133.2	11.2	298.1	—	298.1
Depreciation	72.9	32.1	—	105.0	4.4	109.4
General and administrative	—	—	—	—	25.3	25.3
Operating income	$92.7	$48.5	$3.9	$145.1	$(29.7)	$115.4

Nine Months Ended September 30, 2017

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$840.7	$503.8	$44.3	$1,388.8	$—	$1,388.8
Operating expenses
Contract drilling (exclusive of depreciation)	431.1	383.8	40.3	855.2	—	855.2
Depreciation	217.5	95.3	—	312.8	12.5	325.3
General and administrative	—	—	—	—	86.9	86.9
Operating income	$192.1	$24.7	$4.0	$220.8	$(99.4)	$121.4

Nine Months Ended September 30, 2016

	Floaters	Jackups	Other	Operating Segments Total	Reconciling Items	Consolidated Total
Revenues	$1,468.3	$743.0	$60.5	$2,271.8	$—	$2,271.8
Operating expenses
Contract drilling (exclusive of depreciation)	573.6	390.0	48.4	1,012.0	—	1,012.0
Depreciation	231.0	90.8	—	321.8	13.3	335.1
General and administrative	—	—	—	—	76.1	76.1
Operating income	$663.7	$262.2	$12.1	$938.0	$(89.4)	$848.6

Floaters

Floater revenue declined $27.4 million, or 9%, for the three-month period ended September 30, 2017 as compared to the prior year quarter primarily due to fewer days under contract across the fleet and the ENSCO DS-7 contract termination.

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments received during the second quarter of 2016 totaling $205.0 million, revenues declined $422.6 million, or 33%, for the nine-month period ended September 30, 2017, respectively, as compared to the prior year period. The decline is primarily due to fewer days under contract across the fleet, the contract terminations and ultimate sale of ENSCO 6003 and ENSCO 6004, lower average day rates and the ENSCO DS-7 contract termination. The declines were partially offset by a higher average day rate for ENSCO DS-6 while operating in Egypt.

Floater contract drilling expense for the three-month period ended September 30, 2017 declined $14.6 million, or 9%, as compared to the prior year period primarily due to rig stackings.

Floater contract drilling expense for the nine-month period ended September 30, 2017 declined $142.5 million, or 25%, as compared to the prior year period primarily due to rig stackings, the contract terminations and ultimate sale of ENSCO 6003 and ENSCO 6004 and other cost control initiatives to reduce personnel costs. These declines were partially offset by contract preparation costs for certain rigs.

Floater depreciation expense for the three-month period ended September 30, 2017 was consistent with the prior year period. Floater depreciation expense for the nine-month period ended September 30, 2017 declined $13.5 million, or 6%, as compared to the prior year period due to the extension of useful lives for certain contracted assets.

Jackups

Jackup revenues declined $60.7 million, or 28%, and $239.2 million, or 32%, for the three-month and nine-month periods ended September 30, 2017, respectively. The decline as compared to the prior year periods was primarily due to lower average day rates, fewer days under contract and various jackup rigs undergoing shipyard projects during the current year periods.

Jackup contract drilling expense for the three-month period ended September 30, 2017 was consistent with the prior year quarter primarily due to the sale of various jackup rigs offset by higher operating costs for rigs that were stacked in the prior year period.

Jackup contract drilling expense for the nine-month period ended September 30, 2017 declined $6.2 million, or 2%, as compared to the prior year period primarily due to the sale of various rigs and cost control initiatives to reduce personnel costs, partially offset by higher repair costs and rig reactivation costs during the period.

Jackup depreciation expense for the three-month period ended September 30, 2017 was consistent with the prior year period. Jackup depreciation expense for the nine-month period ended September 30, 2017 declined $4.5 million, or 5%, as compared to the prior year primarily due to the extension of useful lives for certain contracted assets.

Other Income (Expense)

The following table summarizes other income (expense) for the three-month and nine-month periods ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$7.5	$3.8	$22.3	$8.6
Interest expense, net:
Interest expense	(72.6)	(65.1)	(221.9)	(209.0)
Capitalized interest	24.5	11.7	54.9	36.5
	(48.1)	(53.4)	(167.0)	(172.5)
Other, net	.2	18.7	(6.6)	278.3
	$(40.4)	$(30.9)	$(151.3)	$114.4

Interest income for the three-month and nine-month periods ended September 30, 2017 increased as compared to the prior year periods as a result of higher short-term investment balances.

Interest expense for the three-month and nine-month periods ended September 30, 2017 increased as compared to the prior year periods due to the issuance of $849.5 million in convertible notes and $332.0 million in exchange notes during 2016 and 2017, respectively, partially offset by the repurchase of $2.0 billion of debt during 2016 and 2017. Interest expense capitalized during the three-month and nine-month periods ended September 30, 2017 increased as compared to the prior year periods due to an increase in the amount of capital invested in newbuild construction.

Other expense, net, for the nine-month period ended September 30, 2017 included a pre-tax loss of $6.2 million related to the January 2017 debt exchange. Other income, net, for the three-month and nine-month periods ended September 30, 2016 included pre-tax gains on debt extinguishment of $18.2 million and $279.0 million, respectively, related to debt repurchases.

Our functional currency is the U.S. dollar, and a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $800,000 and $4.9 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2017, respectively. Net foreign currency exchange losses of $600,000 and $2.4 million, inclusive of offsetting fair value derivatives, were included in other, net, for the three-month and nine-month periods ended September 30, 2016, respectively.

Gains from the change in fair value of our supplemental executive retirement plans (the "SERP") of $1.0 million and $3.5 million were included in other, net, for the three-month and nine-month periods ended September 30, 2017, respectively. Gains from the change in fair value of our SERP of $1.1 million and $1.6 million were included in other, net, for the three-month and nine-month periods ended September 30, 2016, respectively.

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

Income tax expense for the three-month and nine-month periods ended September 30, 2017 was $23.4 million and $66.8 million, respectively, as compared to an income tax benefit of $3.5 million and income tax expense of $104.6 million during the respective prior year periods. The changes in income tax expense from the prior year periods results from changes in overall profitability and changes in the mix of our profits and losses generated in tax jurisdictions with different tax rates.
LIQUIDITY AND CAPITAL RESOURCES

We have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our cash requirements. We periodically rely on the issuance of debt and/or equity securities to supplement our liquidity needs. A substantial portion of our operating cash flow has been invested in the expansion and enhancement of our drilling rig fleet through newbuild construction and upgrade projects and the return of capital to shareholders through dividend payments. We expect that cash flow generated during 2017 will primarily be used to fund capital expenditures, repurchase debt and repay Atwood's debt.

Upon closing of the Merger, we amended our Credit Facility to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.2 billion through September 2022. Further, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.

In January 2017, through a private-exchange transaction, we repurchased $649.5 million of our outstanding debt with $332.5 million of cash and $332.0 million of newly issued 8.00% senior notes due 2024.

During the nine-month period ended September 30, 2017, we repurchased $194.1 million aggregate principal amount of our outstanding debt for $204.5 million of cash on the open market and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs.

Our Board of Directors declared a $0.01 per share quarterly cash dividend during the first, second and third quarters. The declaration and amount of future dividends is at the discretion of our Board of Directors. In the future, our Board of Directors may, without advance notice, reduce or suspend our dividend in order to maintain our financial flexibility and best position us for long-term success. When evaluating dividend payment timing and amounts, our Board of Directors considers several factors, including our profitability, liquidity, financial condition, market outlook, reinvestment opportunities, capital requirements and limitations under our Credit Facility.

During the nine-month period ended September 30, 2017, our primary sources of cash were net maturities of short-term investments of $372.7 million and $219.6 million generated from operating activities of continuing operations. Our primary uses of cash for the same period were $537.0 million for the repurchase of debt and $474.1 million for the construction, enhancement and other improvement of our drilling rigs.

During the nine-month period ended September 30, 2016, our primary sources of cash were $1.0 billion generated from operating activities of continuing operations and $585.5 million in proceeds from our equity offering. Our primary uses of cash for the same period were $862.4 million for the repurchase of debt, $255.5 million for the construction, enhancement and other improvement of our drilling rigs and net purchases of short-term investments of $122.0 million.

Cash Flow and Capital Expenditures

Our cash flow from operating activities of continuing operations and capital expenditures for the nine-month periods ended September 30, 2017 and 2016 were as follows (in millions):

	2017	2016
Cash flow from operating activities of continuing operations	$219.6	$994.8
Capital expenditures
New rig construction	$397.8	$155.7
Rig enhancements	25.6	15.6
Minor upgrades and improvements	50.7	84.2
	$474.1	$255.5

Excluding the impact of ENSCO DS-9 and ENSCO 8503 lump-sum termination payments of $205.0 million received during the nine-months ended September 30, 2016, cash flow from operating activities of continuing operations declined $570.2 million, or 72%, for the nine-month period ended September 30, 2017 as compared to the prior year period. The decline primarily resulted from a $785.2 million decline in net cash receipts from contract drilling services, offset by a $169.7 million decline in net cash payments for contract drilling services, a $13.8 million decline in cash payments for taxes and a $9.1 million decline in cash payments for interest, net of interest income.

During the third quarter, we accepted delivery and made the final milestone payment of $75.0 million for ENSCO DS-10, which was previously deferred into 2019. We currently have one premium jackup rig under construction scheduled for delivery during the first quarter of 2018. Following the Merger, we have two ultra-deepwater drillships under construction, ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer), which are scheduled for delivery in June 2019 and September 2020, respectively, or such earlier date that we elect to take delivery with 45 days' notice.

The following table summarizes the cumulative amount of contractual payments made as of September 30, 2017 for our rigs under construction and estimated timing of our remaining contractual payments, inclusive of rigs acquired in the Merger (in millions):

	Cumulative Paid(1)	Remaining 2017	2018 and 2019	2020 and 2021	Thereafter	Total(2)
ENSCO 123	$63.3	$2.2	$215.3	$—	$—	$280.8
ENSCO DS-13(3)	—	—	—	—	83.9	83.9
ENSCO DS-14(3)	—	—	15.0	—	165.0	180.0
	$63.3	$2.2	$230.3	$—	$248.9	$544.7

(1)
Cumulative paid represents the aggregate amount of contractual payments made from commencement of the construction agreement through September 30, 2017. Contractual payments made by Atwood prior to the Merger for ENSCO DS-13 (formerly Atwood Admiral) and ENSCO DS-14 (formerly Atwood Archer) are excluded.

(2)
Total commitments are based on fixed-price shipyard construction contracts, exclusive of costs associated with commissioning, systems integration testing, project management, holding costs and interest.

(3)
The remaining milestone payments bear interest at a rate of 4.5% per annum, which accrues during the holding period until delivery. Upon delivery, the remaining milestone payments and accrued interest thereon may be financed through a promissory note with the shipyard for each rig. The promissory notes will bear interest at a rate of 5% per annum with a maturity date of December 31, 2022 and will be secured by a mortgage on each respective rig.

The actual timing of these expenditures may vary based on the completion of various construction milestones, which are, to a large extent, beyond our control.

Based on our current projections, we expect capital expenditures during 2017 to include approximately $456 million for newbuild construction, approximately $57 million for rig enhancement projects and approximately $73 million for minor upgrades and improvements. Depending on market conditions and future opportunities, we may make additional capital expenditures to upgrade rigs for customer requirements and construct or acquire additional rigs.

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

During the first quarter, we recognized a net pre-tax loss on the Exchange Offers of $6.2 million, consisting of a loss of $3.5 million that includes the write-off of premiums on tendered debt and $2.7 million of transaction costs.

Open Market Repurchases

During the nine-month period ended September 30, 2017, we repurchased certain of our outstanding senior notes with cash on hand and recognized an insignificant pre-tax gain, net of discounts, premiums and debt issuance costs. The aggregate repurchases were as follows (in millions):

	Aggregate Principal Amount Repurchased	Aggregate Repurchase Price(1)
8.50% Senior notes due 2019	$54.6	$60.1
6.875% Senior notes due 2020	100.1	105.1
4.70% Senior notes due 2021	39.4	39.3
Total	$194.1	$204.5

(1)	Excludes accrued interest paid to holders of the repurchased senior notes.

Maturities

Our next debt maturity is $237.6 million during 2019, followed by $450.9 million and $269.7 million during 2020 and 2021, respectively.

Debt to Capital

Our total debt, total capital and total debt to total capital ratios are summarized below (in millions, except percentages):

	Pro Forma(1) September 30, 2017	September 30, 2017	December 31, 2016
Total debt	$4,747.7	$4,747.7	$5,274.5
Total capital (2)	$13,862.7	$12,912.9	$13,525.1
Total debt to total capital	34.2%	36.8%	39.0%

(1)
Pro forma amounts reflect the impact of the Merger as if it occurred on September 30, 2017. Total capital was adjusted to reflect the $782.0 million equity consideration transferred and the estimated $167.8 million bargain purchase gain. Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion.

(2)	Total capital consists of total debt and Ensco shareholders' equity.

Revolving Credit Facility

In October 2017, we amended our Credit Facility to extend the final maturity date by two years. Previously, our Credit Facility had a borrowing capacity of $2.25 billion through September 2019 that declined to $1.13 billion through September 2020. Subsequent to the amendment, our borrowing capacity is $2.0 billion through September 2019 and declines to $1.2 billion through September 2022. The credit agreement governing our revolving credit facility includes an accordion feature allowing us to increase the commitments expiring in September 2022 up to an aggregate amount not to exceed $1.5 billion.

Also in October, Moody's downgraded our credit rating from B1 to B2 and Standard & Poor's downgraded our credit rating from BB to B+. The Credit Facility amendment and the rating actions resulted in increases to the interest rates applicable to borrowings. The applicable margin rates are 2.50% per annum for Base Rate advances and

3.50% per annum for LIBOR advances. In addition, our quarterly commitment fee increased as a result of the amendment and rating actions to 0.625% per annum on the undrawn portion of the $2.0 billion commitment.

The Credit Facility requires us to maintain a total debt to total capitalization ratio that is less than or equal to 60% and to provide guarantees from certain of our rig-owning subsidiaries sufficient to meet certain guarantee coverage ratios. The Credit Facility also contains customary restrictive covenants, including, among others, prohibitions on creating, incurring or assuming certain debt and liens (subject to customary exceptions, including a permitted lien basket that permits us to raise secured debt up to the lesser of $750 million or 10% of consolidated tangible net worth (as defined in the Credit Facility)); entering into certain merger arrangements; selling, leasing, transferring or otherwise disposing of all or substantially all of our assets; making a material change in the nature of the business; paying or distributing dividends on our ordinary shares (subject to certain exceptions, including the ability to continue paying a quarterly dividend of $0.01 per share); borrowings, if after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of available cash (as defined in the Credit Facility) would exceed $150 million; and entering into certain transactions with affiliates.

The Credit Facility also includes a covenant restricting our ability to repay indebtedness maturing after September 2022, which is the final maturity date of our Credit Facility. This covenant is subject to certain exceptions that permit us to manage our balance sheet, including the ability to make repayments of indebtedness (i) of acquired companies within 90 days of the completion of the acquisition or (ii) if, after giving effect to such repayments, available cash is greater than $250 million and there are no amounts outstanding under the Credit Facility.

As of September 30, 2017, we were in compliance in all material respects with our covenants under the Credit Facility. We had no amounts outstanding under the Credit Facility as of September 30, 2017 and December 31, 2016.

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

During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase shares up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2017, no shares have been repurchased under the program. The program terminates in May 2018.

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

Other Commitments

As of September 30, 2017, we were contingently liable for an aggregate amount of $83.5 million under outstanding letters of credit and surety bonds which guarantee our performance as it relates to our drilling contracts, contract bidding, customs duties, tax appeals and other obligations in various jurisdictions. Obligations under these letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement. As of September 30, 2017, we were not required to make any collateral deposits with respect to these agreements.

Liquidity

Our liquidity position is summarized in the table below (in millions, except ratios):

	Pro Forma September 30, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$724.4	$724.4	$1,159.7
Short-term investments	$202.1	$1,069.8	$1,442.6
Working capital	$1,228.3	$1,972.8	$2,424.9
Current ratio	3.3	5.0	3.8

The pro forma amounts reflect the impact of the Merger as if it occurred on September 30, 2017. Upon closing of the Merger, we utilized acquired cash of $445.4 million and cash on hand from the liquidation of short-term investments to repay Atwood's debt and accrued interest of $1.3 billion. Pro forma working capital and current ratio reflects the aforementioned, in addition to other current assets acquired and current liabilities assumed of $175.3 million and $59.3 million, respectively.

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

We utilize cash flow hedges to hedge forecasted foreign currency denominated transactions, primarily to reduce our exposure to foreign currency exchange rate risk on future expected contract drilling expenses and capital expenditures denominated in various foreign currencies. We predominantly structure our drilling contracts in U.S. dollars, which significantly reduces the portion of our cash flows and assets denominated in foreign currencies. As of September 30, 2017, we had cash flow hedges outstanding to exchange an aggregate $164.0 million for various foreign currencies.

We have net assets and liabilities denominated in numerous foreign currencies and use various strategies to manage our exposure to changes in foreign currency exchange rates. We occasionally enter into derivatives that hedge the fair value of recognized foreign currency denominated assets or liabilities, thereby reducing exposure to earnings fluctuations caused by changes in foreign currency exchange rates. We do not designate such derivatives as hedging instruments. In these situations, a natural hedging relationship generally exists whereby changes in the fair value of the derivatives offset changes in the fair value of the underlying hedged items. As of September 30, 2017, we held derivatives not designated as hedging instruments to exchange an aggregate $137.1 million for various foreign currencies.

If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of September 30, 2017 would approximate $15.1 million. Approximately $13.7 million of these unrealized losses would be offset by corresponding gains on the derivatives utilized to offset changes in the fair value of net assets and liabilities denominated in foreign currencies.

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

We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments by management regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, in addition to supplemental disclosure regarding impairment of long-lived assets set forth in Item 2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

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

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced a compliance review in early 2015 after media reports were released regarding ongoing investigations of various kickback and bribery schemes in Brazil involving Petrobras. While conducting our compliance review, we became aware of an internal audit report by Petrobras alleging irregularities in relation to the DSA. Upon learning of the Petrobras internal audit report, our Audit Committee appointed independent counsel to lead an investigation into the alleged irregularities. Further, in June and July 2015, we voluntarily contacted the SEC and the DOJ, respectively, to advise them of this matter and of our Audit Committee’s investigation. Independent counsel, under the direction of our Audit Committee, has substantially completed its investigation by reviewing and analyzing available documents and correspondence and interviewing current and former employees involved in the DSA negotiations and the negotiation of the ENSCO DS-5 construction contract with SHI (the "DS-5 Construction Contract").

To date, our Audit Committee has found no credible evidence that Pride or Ensco or any of their current or former employees were aware of or involved in any wrongdoing, and our Audit Committee has found no credible evidence linking Ensco or Pride to any illegal acts committed by our former marketing consultant who provided services to Pride and Ensco in connection with the DSA. Independent counsel has continued to provide the SEC and DOJ with updates throughout the investigation, including detailed briefings regarding its investigation and findings. We entered into a one-year tolling agreement with the DOJ that expired in December 2016. We extended our tolling agreement with the SEC for 12 months until March 2018.

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

On January 4, 2016, we received a notice from Petrobras declaring the DSA void effective immediately. Petrobras’ notice alleges that our former marketing consultant both received and procured improper payments from SHI for employees of Petrobras and that Pride had knowledge of this activity and assisted in the procurement of and/or facilitated these improper payments. We disagree with Petrobras’ allegations. See "DSA Dispute" below for additional information.

In August 2017, one of our Brazilian subsidiaries was contacted by the Office of the Attorney General for the Brazilian state of Paraná in connection with a criminal investigation procedure initiated against agents of both SHI and Pride in relation to the DSA.  The Brazilian authorities requested information regarding our compliance program and the findings of our internal investigations. We are cooperating with the Office of the Attorney General and have provided documents in response to their request.  We cannot predict the scope or ultimate outcome of this procedure or whether any other governmental authority will open an investigation into Pride’s involvement in this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that violations of the FCPA have occurred, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. Our customers, business partners and other stakeholders could seek to take actions adverse to our interests. Further, investigating and resolving such allegations is expensive and could consume significant management time and attention. Although our internal investigation is substantially complete, we cannot predict whether any additional allegations will be made or whether any additional facts relevant to the investigation will be uncovered during the course of the investigation and what impact those allegations and additional facts will have on the timing or conclusions of the investigation. Our Audit Committee will examine any such additional allegations and additional facts and the circumstances surrounding them.

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

We did not recognize revenue for amounts owed to us under the DSA from the beginning of the fourth quarter of 2015 through the Termination Date as we concluded that collectability of these amounts was not reasonably assured. Additionally, our receivables from Petrobras related to the DSA from prior to the fourth quarter of 2015 are fully reserved in our condensed consolidated balance sheet as of September 30, 2017. We have initiated arbitration proceedings in the U.K. against Petrobras seeking payment of all amounts owed to us under the DSA, in addition to any other amounts to which we are entitled, and intend to vigorously pursue our claims. Petrobras subsequently filed a counterclaim seeking restitution of certain sums paid under the DSA less value received by Petrobras under the DSA. We have also initiated separate arbitration proceedings in the U.K. against SHI for any losses we have incurred in connection with the foregoing. SHI subsequently filed a statement of defense disputing our claim. There can be no assurance as to how these arbitration proceedings will ultimately be resolved.

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

Environmental Matters

We are currently subject to pending notices of assessment relating to spills of drilling fluids, oil, brine, chemicals, grease or fuel from drilling rigs operating offshore Brazil from 2008 to 2016, pursuant to which the governmental authorities have assessed, or are anticipated to assess, fines. We have contested these notices and appealed certain adverse decisions and are awaiting decisions in these cases. Although we do not expect final disposition of these assessments to have a material adverse effect on our financial position, operating results or cash flows, there can be no assurance as to the ultimate outcome of these assessments. A $200,000 liability related to these matters was included in accrued liabilities and other on our condensed consolidated balance sheet as of September 30, 2017.

We currently are subject to a pending administrative proceeding initiated during 2009 by a Spanish government authority seeking payment in an aggregate amount of approximately $3 million, for an alleged environmental spill originating from ENSCO 5006 while it was operating offshore Spain. Our customer has posted guarantees with the Spanish government to cover potential penalties. Additionally, we expect to be indemnified for any payments resulting from this incident by our customer under the terms of the drilling contract. A criminal investigation of the incident was initiated during 2010 by a prosecutor in Tarragona, Spain, and the administrative proceedings have been suspended pending the outcome of this investigation. We do not know at this time what, if any, involvement we may have in this investigation.

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

Atwood Merger

On June 23, 2017, a putative class action captioned Bernard Stern v. Atwood Oceanics, Inc., et al, was filed in the U.S. District Court for the Southern District of Texas against Atwood, Atwood’s directors, Ensco and Merger Sub. The Stern complaint generally alleges that Atwood and the Atwood directors disseminated a false or misleading registration statement on Form S-4 (the “Registration Statement”) on June 16, 2017, which omitted material information regarding the proposed Merger, in violation of Section 14(a) of the Exchange Act. Specifically, the Stern complaint alleges that Atwood and the Atwood directors omitted material information regarding the parties’ financial projections, the analysis performed by Atwood’s financial advisor, Goldman Sachs & Co. LLC (“Goldman Sachs”), in support of its fairness opinion, the timing and nature of communications regarding post-transaction employment of Atwood's directors and officers, potential conflicts of interest of Goldman Sachs, and whether there were further discussions with another potential acquirer of Atwood following the May 30, 2017 announcement of the Merger. The Stern complaint further alleges that the Atwood directors, Ensco and Merger Sub are liable for these violations as “control persons” of Atwood under Section 20(a) of the Exchange Act. With respect to Ensco, the Stern complaint alleges that Ensco had direct supervisory control over the composition of the Registration Statement. The Stern complaint seeks injunctive relief, including to enjoin the Merger, rescissory damages, and an award of attorneys’ fees in addition to other relief.

On June 27, 2017, June 29, 2017 and June 30, 2017, additional putative class actions captioned Joseph Composto v. Atwood Oceanics, Inc., et al, Booth Family Trust v. Atwood Oceanics, Inc., et al and Mary Carter v. Atwood Oceanics, Inc., et al, respectively, were filed in the U.S. District Court for the Southern District of Texas against Atwood and Atwood’s directors. These actions allege violations of Sections 14(a) and 20(a) of the Exchange Act by Atwood and Atwood’s directors similar to those alleged in the Stern complaint; however, neither Ensco plc nor Merger Sub is named as a defendant in these actions. On October 2, 2017, the actions were consolidated and the Stern matter was designated as the lead case. The plaintiffs subsequently voluntarily dismissed the actions.

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
Item 1A.   Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, as well as “Item 1A. Risk Factors” in Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2017, each of which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, except as set forth below and in our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

We may not achieve the intended results from the Merger, and we may not be able to successfully integrate our operations with Atwood after the Merger. Failure to successfully integrate Atwood may adversely affect our future results, and consequently, the value of our shares.

We consummated the Merger with the expectation that it would result in various benefits, including, among others, the expansion of our asset base and creation of synergies. We closed the Merger on October 6, 2016, however, achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Atwood business can be integrated in an efficient and effective manner.

While we have successfully merged companies into our operations in the past, the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of our ongoing business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Merger. Our combined operations could be adversely affected by issues attributable to Atwood’s historical operations that arose or are based on events or actions that occurred prior to the completion of the Merger. In addition, integrating Atwood’s employees and operations will require the time and attention of management, which may negatively impact our business. Events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from the Merger.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of our repurchases of equity securities during the quarter ended September 30, 2017:
Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased(1)	Average Price Paid per Security	Total Number of Securities Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Securities that May Yet Be Purchased Under Plans or Programs

July 1 - July 31	1,701	$4.69	—	$2,000,000
August 1 - August 31	2,491	$5.25	—	$2,000,000
September 1 - September 30	3,136	$4.53	—	$2,000,000
Total	7,328	$4.81	—

(1)
During the quarter ended September 30, 2017, equity securities were repurchased from employees and non-employee directors by an affiliated employee benefit trust in connection with the settlement of income tax withholding obligations arising from the vesting of share awards.  Such securities remain available for re-issuance in connection with employee share awards.

(2)
During 2013, our shareholders approved a new share repurchase program. Subject to certain provisions under English law, including the requirement of Ensco plc to have sufficient distributable reserves, we may repurchase up to a maximum of $2.0 billion in the aggregate under the program, but in no case more than 35.0 million shares. As of September 30, 2017, no shares have been repurchased under the program. The program terminates in May 2018.

Item 6.   Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of May 29, 2017, by and among Ensco plc, Echo Merger Sub LLC and Atwood Oceanics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2017, File No. 1-08097).

10.1
Commitment Agreement and Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 3, 2017, among Ensco, Pride International LLC, certain other subsidiaries of Ensco party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2017, File No. 1-08097).

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

Ensco plc

Date:	October 26, 2017	/s/ JONATHAN H. BAKSHT
Jonathan H. Baksht Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ TOMMY E. DARBY
Tommy E. Darby Controller (principal accounting officer)